Form 10-Q
period 1996-04-30
LAYNE CHRISTENSEN CO
filed 1996-06-11
CIK 888504

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1996.

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to


                 Commission File Number 33-48432


                    LAYNE CHRISTENSEN COMPANY
      (Exact name of registrant as specified in its charter)

                             Delaware
  (State or other jurisdiction of incorporation or organization)

                            48-0920712
               (I.R.S. Employer Identification No.)


1900 Shawnee Mission Parkway, Mission Woods, Kansas        66205
     (Address of principal executive offices)          (Zip Code)

                          (913) 362-0510
      (Registrant's telephone number, including area code)

                          Not Applicable
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No

     There were 8,871,467 shares of common stock, $.01 par value per share, outstanding on May 17, 1996.

                              PART I

ITEM 1.  Financial Statements

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In Thousands of Dollars)

     ASSETS                                      April 30,     January 31,
                                                   1996           1996
Current assets:
 Cash and cash equivalents                     $       381     $     382
 Customer receivables, less allowance
   of $939 and $887, respectively                   34,692        33,572
 Costs and estimated earnings in
   excess of billings on
   uncompleted contracts                            12,268         9,777
 Inventories                                        16,028        15,495
 Deferred income taxes                               6,721         7,082
 Other                                               1,961         1,305
   Total current assets                             72,051        67,613

Property and equipment:
 Land                                                4,718         4,469
 Buildings                                          12,377        12,064
 Machinery and equipment                            95,136        93,497

                                                   112,231       110,030
Less - Accumulated depreciation                    (64,249)      (62,141)
   Net property and equipment                       47,982        47,889

Other assets:
 Investment in foreign affiliates                   15,541        14,921
 Investment in domestic affiliate                    2,027         2,203
 Intangible assets, at cost less
   accumulated amortization                            499           525
 Property and equipment held for sale                  272           198
 Other                                               1,073           828
   Total other assets                               19,412        18,675

                                                 $ 139,445     $ 134,177

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (In Thousands of Dollars, except per share data)

                                                 April 30,    January 31,
                                                   1996          1996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  12,581     $  13,225
  Current maturities of long-term debt                107           105
  Accrued compensation                              7,293         8,869
  Accrued insurance expense                         5,282         4,936
  Accrued integration                               2,249         2,703
  Other accrued expenses                            7,366         7,088
  Billings in excess of costs and
    estimated earnings on uncompleted contracts     4,300         3,891
      Total current liabilities                    39,178        40,817

Noncurrent and deferred liabilities:
  Long-term debt                                   33,900        28,428
  Deferred income taxes                             2,275         2,323
  Accrued insurance expense                         6,554         6,198
  Other                                             2,070         2,439
      Total noncurrent and deferred liabilities    44,799        39,388

Contingencies
Stockholders' equity:
  Preferred stock, par value $.01 per
    share, 5,000,000 shares authorized,
    none issued and outstanding                       --           --
  Common stock, par value $.01 per share,
    30,000,000 shares authorized,
    8,871,467 and 8,839,845 shares issued
    and outstanding, respectively                      89            88
  Capital in excess of par value                   39,293        38,954
  Retained earnings                                17,273        16,170
  Notes receivable from management
    stockholders                                     (292)         (313)
  Unrecognized pension cost                          (756)         (777)
  Cumulative translation adjustment                  (139)         (150)
      Total stockholders' equity                   55,468        53,972
                                                $ 139,445     $ 134,177

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
         (In Thousands of Dollars, except per share data)

                                          Three Months Ended April 30,
                                              1996            1995
Revenues:
  Net service revenues                    $    47,256    $    34,537
  Net product sales                             6,517          3,022
    Total                                      53,773         37,559
Cost of revenues (exclusive of
  depreciation shown below):
  Cost of service revenues                     34,976         25,155
  Cost of product sales                         4,727          2,201
    Total                                      39,703         27,356
Gross profit                                   14,070         10,203
Selling, general and
  administrative expenses                       9,737          6,818
Depreciation                                    2,841          1,994
Operating income                                1,492          1,391
Other income (expense):
  Equity earnings of foreign affiliates         1,102            --
  Interest                                       (679)          (116)
  Other, net                                       90            (78)
Income before income taxes                      2,005          1,197
Income tax expense                                902            551
Net income                                $     1,103    $       646

Net income per common and dilutive
  equivalent share                        $      0.12    $      0.09

Weighted average number of common
  and dilutive equivalent
  shares outstanding:
  Weighted average shares outstanding       8,845,000      7,307,000
  Dilutive stock options                       67,000         64,000
                                            8,912,000      7,371,000

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                    (In Thousands of Dollars)
                                              Three Months Ended April 30,
                                                    1996         1995
Cash flow from operating activities:
 Net income                                       $  1,103     $    646
 Adjustments to reconcile net
   income to cash from operations:
   Depreciation and amortization                     2,959        2,031
   Deferred income taxes                               313         (128)
   Equity earnings in foreign affiliates            (1,102)         --
   Dividends received from foreign affiliates          482          --
     Gain from disposal of property and equipment      (19)         (15)
   Changes in current assets and liabilities:
     Increase in customer receivables               (1,120)      (1,571)
     Increase in cost and estimated
       earnings in excess of billings
       on uncompleted contracts                     (2,491)        (605)
     Increase in inventories                          (533)        (300)
     (Increase) decrease in other
       current assets                                 (656)         252
     Decrease in accounts payable
       and accrued expenses                         (2,050)      (5,083)
     Increase in billings in excess of
       costs and estimated earnings
       on uncompleted contracts                        409          749
   Other, net                                          209          358
 Cash from operating activities                     (2,496)      (3,666)

Cash flow from investing activities:
 Proceeds from disposal of property and equipment      179           33
 Investment in domestic affiliate                      180          --
 Additions to property and equipment                (3,168)      (2,641)

 Cash from investing activities                     (2,809)      (2,608)

Cash flow from financing activities:
 Net borrowings under revolving facility             5,500        6,000
 Repayments of long-term debt                          (26)         --
 Payments on notes receivable from
   management stockholders                              21           22
 Debt issuance costs                                  (191)          15

 Cash from financing activities                      5,304        6,037

Net decrease in cash and cash equivalents               (1)        (237)
Cash and cash equivalents at
 beginning of period                                   382          579

Cash and cash equivalents at end of period        $    381     $    342

         See Notes to Consolidated Financial Statements.

                    LAYNE CHRISTENSEN COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of the Layne Christensen Company and its subsidiaries (together, the Company), all of which are wholly-owned. All significant intercompany transactions have been eliminated. Investments in affiliates (33% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for on the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 1996 as filed in its Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Net income per common and dilutive equivalent share was calculated by dividing net income by the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included except when their effect is antidilutive.

The amounts paid for income taxes and interest are as follows (in thousands of dollars):

                                Three Months Ended April 30,
                                     1996         1995

  Income taxes                       $171         $ 78
  Interest                            464           75

During the first quarter of fiscal 1997, the Company issued
31,622 shares of common stock to employees related to fiscal 1996 compensation awards. Total value of this award was approximately
$340,000 which was accrued at January 31, 1996.

Certain amounts for the prior period have been reclassified to conform with the three months ended April 30, 1996.

2.  Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands of dollars):

                                                   As of
                                           April 30,   January 31,
                                             1996        1996

  Raw materials                            $  2,280    $  2,070
  Work in process                               701         846
  Finished products, parts and supplies      13,047      12,579
    Total                                  $ 16,028    $ 15,495

3.  Contingencies

The Company provides environmental drilling and consulting services that are related to the cleanup of hazardous substances, toxic wastes and other pollutants. Rendering these services exposes the Company to potential significant liability for claims related to the costs of environmental remediation and other damages. The Company has obtained a "claims made" pollution liability policy limited to $10 million for any individual claim and $10 million for all claims in the aggregate made under such policy in any given year. While the Company believes this is a cost effective level of environmental insurance coverage in light of the risks associated with its business, no assurance can be given that the amount and scope of coverage will be adequate.

The Company's former parent, The Marley Company ("Marley"), maintains insurance reserves for the Company on its financial statements to cover expected losses under various casualty insurance policies for occurrences prior to April 30, 1992.
Those reserves were funded through intercompany charges to the Company, which were calculated on the basis of the estimated insured losses incurred by the Company. The Company has indemnified Marley for claims or retroactive insurance premiums on those policies that exceed the amount of reserves attributable to the Company's estimated losses through April 30, 1992. The Company believes that the amount of such reserves will be sufficient to cover its reasonably anticipated insured losses under past insurance policies.

The Company is involved in various matters of litigation, claims and disputes which have arisen in the ordinary course of the Company's business. While the resolution of any of these matters may have an impact on the financial results for the period in which the matter is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position.

ITEM 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.


                                            Three Months     Period-to-
                                           Ended April 30,    Period
                                            1996    1995      Change
Revenues:
 Water well drilling                        28.1%    34.8%      15.5%
 Well and pump repair and maintenance       21.3     26.7       14.3
 Mineral exploration drilling               23.9      9.0      281.7
 Environmental drilling                     10.6     17.5      (13.3)
 Specialty contracting and other services    4.0      4.0       42.4
     Total service revenues                 87.9     92.0       36.8
 Product sales                              12.1      8.0      115.7
     Total revenues                        100.0%   100.0%      43.2
Cost of revenues:
 Cost of service revenues                   74.0%    72.8%      39.0
 Cost of product sales                      72.5     72.8      114.8
     Total cost of revenues                 73.8     72.8       45.1

Gross profit                                26.2     27.2       37.9
Selling, general and administrative
 expenses                                   18.1     18.2       42.8
Depreciation                                 5.3     5.3        42.5
Operating income                             2.8     3.7         7.3
Other income (expense):
 Equity earnings of foreign affiliates       2.0      --         *<F1>
 Interest                                   (1.3)    (.3)        *<F1>
 Other, net                                   .2     (.2)        *<F1>
Income before income taxes                   3.7     3.2        67.5
Income tax expense                           1.7     1.5        63.7
Net income                                   2.0%    1.7%       70.7%

[FN]
<F1>
* Not meaningful.

Results of Operations

In a December 1995 merger transaction, the Company acquired Christensen Boyles Corporation ("CBC"), a world leader in providing diamond core drilling services for mineral exploration and among the largest manufacturers of diamond core bits, core barrels, drilling rigs and related equipment used by the mining industry. As a result, the first quarter of fiscal 1997 includes the results of operations for CBC.

Revenues for the first quarter of fiscal 1997 increased $16,214,000 or 43.2% to $53,773,000 compared to $37,559,000 for the first quarter of fiscal 1996. Water well drilling revenues increased 15.5% to $15,115,000 from $13,083,000 and well and pump repair and maintenance revenues increased 14.3% to $11,451,000 from $10,017,000 during the quarter compared to the first quarter of fiscal 1996. These increases are primarily the result of better weather conditions in California compared to the prior year and increased demand for the Company's well and pump repair and maintenance services in the southeast. Mineral exploration drilling increased 281.7% to $12,847,000 from $3,366,000 during the quarter, compared to the first quarter of fiscal 1996. The increase is the result of the merger with CBC and continued strong mining demand in Latin America. Environmental revenues decreased 13.3% to $5,688,000 from $6,559,000 in the quarter compared to the first quarter of 1996. The Company believes this decrease is mainly a result of a continuing soft market for the environmental services offered by the Company. Product sales increased 115.7% to $6,519,000 from $3,022,000 as a result of the merger with CBC.

Gross profit for the quarter decreased to 26.2% compared to 27.2% for the same period last year. The decrease in gross profit as a percent of revenues is attributable to product mix. In general, CBC had lower gross profit on its services.

Selling, general and administrative expenses increased to $9,737,000 compared to $6,818,000 for the same period last year. These expenses were 18.1% of revenues for the first quarter of fiscal 1997 compared to 18.2% in the prior year. The increase in selling, general and administrative expenses is a result of the merger with CBC.

Depreciation increased to $2,841,000 compared to $1,994,000 for the same period last year. Depreciation was 5.3% of revenues for the first quarter of fiscal 1997 compared to 5.3% in the prior year. The increase in depreciation is primarily a result of the merger with CBC.

Equity in earnings of foreign affiliates were $1,102,000. These earnings are a result of the investments in foreign affiliates acquired in connection with the merger with CBC.

Interest expense increased $563,000 to $679,000 in the first quarter of fiscal 1997 compared to $116,000 in the first quarter of fiscal 1996. The increase is primarily a result of the increased borrowings as a result of the merger with CBC.

Income taxes of $902,000 for the first quarter of fiscal 1997 increased from $551,000 in the same period last year as a result of higher income before taxes compared to the prior year. The effective tax rate for the first quarter decreased to 45% from 46% for the same period last year as a result of the merger with CBC.

At the time of the merger with CBC, the Company accrued certain costs for the integration of CBC operations. For the first quarter of fiscal 1997, the Company's integration resulted in a net cash outflow of $454,000. The Company is proceeding with the movement of both employees and assets, and will incur additional cash outflows later in fiscal 1997. The Company's liquidity and capital resources will not be significantly affected by the integration outflows.

Changes in Financial Condition

Cash from operations was $(2,496,000) in the first quarter of fiscal 1997 compared to $(3,666,000) for the same period last year. The change in cash from operations was primarily a result of more profitable operations for the quarter compared to the same period last year. Additions to property and equipment were $3,168,000 during the quarter. The Company's borrowings under its revolving credit facility at the end of the period were $7,500,000.

The Company believes that borrowings from its available credit agreement and cash from operations will be sufficient for the Company's seasonal cash requirements and to fund its budgeted capital expenditures for at least the balance of the fiscal year.

                             PART II


ITEM 1 - Legal Proceedings

     NONE

ITEM 2 - Changes in Securities

     NOT APPLICABLE

ITEM 3 - Defaults Upon Senior Securities

     NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

     NOT APPLICABLE

ITEM 5 - Other Information

     NONE

ITEM 6 - Exhibits and Reports on Form 8-K

     There were no Reports on Form 8-K filed during the quarter.

     The exhibits filed with or incorporated by reference in this report are listed below:

  Exhibit No.                   Description

     3(1)       Restated Certificate of Incorporation of Registrant
    11(1)       Statement re:  Computation of Per Share Earnings
    27(1)       Financial Data Schedule

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   Layne Christensen Company
                                          (Registrant)




DATE:     June 10,1996             /s/ A. B. Schmitt
                                   A. B. Schmitt, President
                                     and Chief Executive Officer



DATE:     June 10, 1996            /s/ Jerry W. Fanska
                                   Jerry W. Fanska,
                                     Vice President - Finance
                                     and Treasurer

                        INDEX TO EXHIBITS


Exhibit
  No.     Description                                                  Page


 3(1)     Restated Certificate of Incorporation of Registrant           13

11(1)     Statement re:  Computation of Per Share Earnings              22

27(1)     Financial Data Schedule                                       --