Form 10-Q
period 1996-07-31
LAYNE CHRISTENSEN CO
filed 1996-09-04
CIK 888504

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996.

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

     There were 8,871,467 shares of common stock, $.01 par value per share, outstanding on August 31, 1996.

                              PART I

ITEM 1.  Financial Statements

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In Thousands of Dollars)
                                                    July 31,   January 31,
                                                      1996         1996
ASSETS
Current assets:
  Cash and cash equivalents                        $     289     $    382
  Customer receivables, less allowance
     of $1,052 and $887, respectively                 33,674       33,572
  Costs and estimated earnings in excess of
     billings on uncompleted contracts                13,282        9,777
  Inventories                                         15,796       15,495
  Deferred income taxes                                6,290        7,082
  Other                                                1,724        1,305
     Total current assets                             71,055       67,613

Property and equipment:
  Land                                                 4,787        4,469
  Buildings                                           12,025       12,064
  Machinery and equipment                             97,436       93,497
                                                     114,248      110,030
  Less - Accumulated depreciation                    (65,877)     (62,141)
     Net property and equipment                       48,371       47,889

Other assets:
  Investment in foreign affiliates                    15,957       14,921
  Investment in domestic affiliate                     2,186        2,203
  Intangible assets, at cost less accumulated
     amortization                                        612          525
  Property and equipment held for sale                   272          198
  Other                                                1,166          828
     Total other assets                               20,193       18,675

                                                   $ 139,619    $ 134,177

         See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS - (Continued)
        (In Thousands of Dollars, except per share data)
                                                    July 31,     January 31,
                                                      1996          1996
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                  $  13,579    $  13,225
 Current maturities of long-term debt                    109          105
 Accrued compensation                                  8,570        8,869
 Accrued insurance expense                             5,064        4,936
 Accrued integration                                   1,593        2,703
 Other accrued expenses                                7,435        7,088
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                    5,023        3,891
       Total current liabilities                      41,373       40,817

Noncurrent and deferred liabilities:
 Long-term debt                                       29,372       28,428
 Deferred income taxes                                 2,165        2,323
 Accrued insurance expense                             6,869        6,198
 Other                                                 1,705        2,439
       Total noncurrent and deferred liabilities      40,111       39,388

Contingencies
Stockholders' equity:
 Preferred stock, par value $.01 per share,
  5,000,000 shares authorized, none issued
  and outstanding                                        -            -
 Common stock, par value $.01 per share,
  30,000,000 shares authorized, 8,871,467
  and 8,839,845 shares issued and
  outstanding, respectively                               89           88
 Capital in excess of par value                       39,293       38,954
 Retained earnings                                    19,825       16,170
 Notes receivable from management stockholders          (199)        (313)
 Unrecognized pension cost                              (736)        (777)
 Cumulative translation adjustment                      (137)        (150)
       Total stockholders' equity                     58,135       53,972
                                                   $ 139,619    $ 134,177

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
         (In Thousands of Dollars, except per share data)
                                   Three Months              Six Months
                                  Ended July 31,            Ended July 31,

                                   1996       1995        1996       1995
Revenues:
  Net service revenues           $ 50,538   $ 39,045    $ 97,794   $ 73,582
  Net product sales                 5,774      3,515      12,291      6,537
     Total                         56,312     42,560     110,085     80,119
Cost of revenues (exclusive of
 depreciation shown below):
  Cost of service revenues         36,250     27,812      71,226     52,967
  Cost of product sales             4,087      3,227       8,814      5,428
     Total                         40,337     31,039      80,040     58,395
Gross profit                       15,975     11,521      30,045     21,724
Selling, general and
 administrative expenses            9,852      6,611      19,589     13,429
Depreciation                        2,611      2,010       5,452      4,004
Operating income                    3,512      2,900       5,004      4,291
Other income (expense):
  Equity earnings of foreign
   affiliates                         726        -         1,828        -
  Interest                           (609)      (170)     (1,288)      (286)
  Other, net                          458        149         548         71
Income before income taxes          4,087      2,879       6,092      4,076
Income tax expense                  1,535      1,324       2,437      1,875
Net income                        $ 2,552    $ 1,555     $ 3,655    $ 2,201

Net income per common and
 dilutive equivalent share        $   .28    $   .21     $   .40    $   .30

Weighted average number of
 common and dilutive
 equivalent shares outstanding:
  Weighted average shares
   outstanding                  8,872,000  7,334,000   8,858,000  7,320,000
 Dilutive stock options           279,000     64,000     258,000     64,000
                                9,151,000  7,398,000   9,116,000  7,384,000

         See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                   (In Thousands of Dollars)
                                                      Six Months Ended July 31,
                                                          1996         1995
Cash flow from operating activities:
 Net income                                               $ 3,655     $ 2,201
 Adjustments to reconcile net income to cash
  from operations:
   Depreciation and amortization                            5,626       4,081
   Deferred income taxes                                      634        (725)
   Equity earnings in foreign affiliates                   (1,828)        -
   Dividends received from foreign affiliates                 792         -
   Gain from disposal of property and equipment              (351)        (49)
     Changes in current assets and liabilities:
      Increase in customer receivables                       (102)     (3,716)
      Increase in cost and estimated earnings in
       excess of billings on uncompleted contracts         (3,505)       (488)
      Increase in inventories                                (301)       (633)
      (Increase) decrease in other current assets            (419)        376
      Decrease in accounts payable and accrued expenses      (580)     (1,480)
      Increase in billings in excess of costs and
       estimated earnings on uncompleted contracts          1,132       1,064
   Other, net                                                  (5)       (145)
 Cash from operating activities                             4,748         486

Cash flow from investing activities:
Proceeds from disposal of property and equipment              796          90
 Proceeds from sale of property held for disposal             -            60
 Investment in domestic affiliate                              26         -
 Additions to property and equipment                       (6,453)     (6,019)

 Cash from investing activities                            (5,631)     (5,869)

Cash flow from financing activities:
 Net borrowings under revolving facility                    1,000       5,000
 Repayments of long-term debt                                 (52)        -
 Payments on notes receivable from management stockholders    114          22
 Debt issuance costs                                         (272)        (15)

 Cash from financing activities                               790       5,007

Net decrease in cash and cash equivalents                     (93)       (376)
Cash and cash equivalents at beginning of period               382        579

Cash and cash equivalents at end of period                 $   289    $   203

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

The amounts paid for income taxes and interest are as follows (in thousands of dollars):

                            Six Months Ended July 31,
                               1996          1995
          Income taxes        $1,357        $1,246
          Interest               640           235

During the first quarter of fiscal 1997, the Company issued
31,622 shares of common stock to employees related to fiscal 1996 compensation awards. Total value of this award was approximately
$340,000 which was accrued at January 31, 1996.

Certain amounts for the three and six month periods ended July
31, 1995 have been reclassified to conform with the three and six month periods ended July 31, 1996.

2.   Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands of dollars):

                                          As of
                                  July 31,     January 31,
                                    1996          1996
     Raw materials               $  2,218      $  2,070
     Work in process                  991           846
     Finished products,
      parts and supplies           12,587        12,579
        Total                    $ 15,796      $ 15,495

3.   Contingencies

The Company provides environmental drilling and consulting services that are related to the cleanup of hazardous substances, toxic wastes and other pollutants. Rendering these services exposes the Company to potential significant liability for claims related to the costs of environmental remediation and other damages. The Company has obtained a "claims made" pollution liability policy limited to $20 million for any individual claim and $20 million for all claims in the aggregate made under such policy in any given year. While the Company believes this is a cost effective level of environmental insurance coverage in light of the risks associated with its business, no assurance can be given that the amount and scope of coverage will be adequate.

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

                                Three             Six              Period
                                Months           Months             -to-
                                Ended            Ended             Period
                               July 31,         July 31,           Change
                            1996     1995     1996     1995     Three    Six
                                                               Months   Months
Revenues:
 Water well drilling        28.2%    35.5%    28.1%    35.2%      4.9%    9.9%
 Well and pump repair
  and maintenance           23.0     27.6     22.2     27.2      10.5    12.3
 Mineral exploration
  drilling                  21.8     10.8     22.8      9.9     167.0   215.4
 Environmental drilling     10.9     14.2     10.8     15.7       1.4    (6.2)
 Specialty contracting
  and other services         5.8      3.6      4.9      3.8     113.3    78.2
   Total service revenues   89.7     91.7     88.8     91.8      29.4    32.9
 Product sales              10.3      8.3     11.2      8.2      64.3    88.0
   Total revenues          100.0%   100.0%   100.0%   100.0%     32.3    37.4

Cost of revenues:
 Cost of service revenues   71.7%    71.2%    72.8%    72.0%     30.3    34.5
 Cost of product sales      70.8     91.8     71.7     83.0      26.7    62.4
   Total cost of
    revenues                71.6     72.9     72.7     72.9      30.0    37.1

Gross profit                28.4     27.1     27.3     27.1      38.7    38.3
Selling, general
 and administrative
 expenses                   17.5     15.6     17.8     16.8      49.0    45.9
Depreciation                 4.7      4.7      5.0      5.0      29.9    36.2
Operating income             6.2      6.8      4.5      5.3      21.1    16.6
Other income (expense):
 Equity earnings of
  foreign affiliates         1.3       -       1.7       -       *<F1>   *<F1>
 Interest                   (1.1)     (.4)    (1.2)     (.4)     *<F1>   *<F1>
 Other, net                   .8       .4       .5       .1      *<F1>   *<F1>
Income before income
 taxes                       7.2      6.8      5.5      5.0      42.0    49.5
Income tax expense           2.7      3.1      2.2      2.3      15.9    30.0
Net income                   4.5%     3.7%     3.3%     2.7%     64.1    66.1

[FN]
<F1>
*    Not meaningful.

Results of Operations

In a December 1995 merger transaction, the Company acquired Christensen Boyles Corporation ("CBC"), a world leader in providing diamond core drilling services for mineral exploration and among the largest manufacturers of diamond core bits, core barrels, drilling rigs and related equipment used by the mining industry.

Revenues for the three months ended July 31, 1996 increased $13,752,000 or 32.3% to $56,312,000 while revenues for the six months ended July 31, 1996 increased $29,966,000 or 37.4% to $110,085,000 from the three and six months ended July 31, 1995, respectively. Water well drilling revenues increased 4.9% to $15,871,000 and 9.9% to $30,987,000 for the three and six months ended July 31, 1996 compared to revenues of $15,123,000 and $28,206,000 for the three and six months ended July 31, 1995, respectively. The Company believes the increase in water well drilling revenues for the three and six months is mainly the result of increased domestic municipal spending in certain areas of the United States, primarily in southern California. Well and pump repair and maintenance revenues increased 10.5% to $12,965,000 and 12.3% to $24,416,000 for the three and six months ended July 31, 1996 from $11,728,000 and 21,745,000 for the three and six months ended July 31, 1995, respectively. The Company experienced an increase in activity in several markets for these services. Mineral exploration drilling revenues increased 167.0% to $12,281,000 and 215.4% to $25,128,000 for the three and six months ended July 31, 1996 from $4,600,000 and $7,966,000 for the three and six month periods ended July 31, 1995, respectively. The increase is the result of the merger with Christensen Boyles Corporation in December, 1995 (the "Merger") and continued strong mining demand in Mexico. Environmental drilling revenues increased 1.4% to $6,144,000 and decreased 6.2% to $11,832,000 for the three and six months ended July 31, 1996 from $6,058,000 and $12,617,000 for the three and six months ended July 31, 1995, respectively. The Company believes the decrease for the six month period is mainly the result of a continuing soft market for the environmental services offered by the Company. Product sales increased 64.3% to $5,774,000 and 88.0% to $12,291,000 for the
three and six months ended July 31, 1996 from $3,515,000 and $6,537,000 for the three and six month periods ended July 31, 1995, respectively, as a result of the Merger.

Gross profit was 28.4% and 27.3% for the three and six months ended July 31, 1996 compared to 27.1% for each of the same periods last year. The increase in gross profit as a percent of revenues is primarily attributable to increased margins on mining product sales from manufacturing operations acquired through the Merger.

Selling, general and administrative expenses increased to $9,852,000 and $19,589,000 for the three and six months ended July 31, 1996 compared to $6,611,000 and $13,429,000 for the three and six months ended July 31, 1995, respectively. The increase in selling, general and administrative expenses is a result of the Merger.

Depreciation increased to $2,611,000 and $5,452,000 for the three and six months ended July 31, 1996 compared to $2,010,000 and $4,004,000 for the same periods last year. The increase in depreciation is primarily a result of the Merger.

Equity in earnings of foreign affiliates were $726,000 and $1,828,000 for the three and six month periods ended July 31, 1996, respectively. These earnings are a result of the investments in foreign affiliates acquired in connection with the Merger.

Interest expense increased $439,000 and $1,002,000 for the three and six months ended July 31, 1996 compared to the three and six months ended July 31, 1995, respectively. The increase is primarily a result of the increased borrowings necessitated by the Merger.

Income taxes of $1,535,000 and $2,437,000 for the three and six months ended July 31, 1996, respectively, increased from $1,324,000 and $1,875,000 in the same periods last year as a result of higher income before taxes compared to the prior year. The effective tax rate for the three and six months ended July 31, 1996 was 37.6% and 40%, respectively, compared to 46% for the same periods last year. This improvement in the Company's effective tax rate is primarily a result of the tax treatment of the foreign affiliates acquired through the Merger.

At the time of the Merger, the Company accrued certain costs for the integration of CBC operations. For the second quarter of fiscal 1997, the Company's integration resulted in a net cash outflow of $655,000. The Company is proceeding with the movement of both employees and assets, and will incur additional cash outflows later in fiscal 1997. The Company's liquidity and capital resources will not be significantly affected by the integration outflows.

Changes in Financial Condition

Cash from operations was $4,748,000 for the six months ended July 31, 1996 compared to $486,000 for the same period last year. The change in cash from operations was primarily a result of more profitable operations for the quarter compared to the same period last year. Additions to property and equipment were $6,453,000 during the six month period ended July 31, 1996. The Company's borrowings under its revolving credit facility at the end of the period were $3,000,000.

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

     NOT APPLICABLE

ITEM 3 - Defaults Upon Senior Securities

     NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

     An annual meeting of stockholders was held on May 23, 1996.
     Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:

     a) Election of Andrew B. Schmitt and Donald K. Miller as Class I Directors to hold office for a term expiring at the 1999 Annual Meeting of the Stockholders of the Company and until their successors are duly elected and qualified or until their earlier death, retirement, resignation or removal:

               For            Against         Withheld Authority
            7,812,034            -                  13,200

     b) Ratification and approval of the selection of the accounting firm of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending January 31, 1997:


               For            Against         Withheld Authority
            7,822,728           500                  2,006

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



                                     Layne Christensen Company
                                           (Registrant)



DATE:     September 4, 1996          /s/ A.B. Schmitt
                                     A.B. Schmitt, President
                                       and Chief Executive
                                       Officer



DATE:     September 4, 1996          /s/ Jerry W. Fanska
                                     Jerry W. Fanska, Vice
                                       President - Finance
                                       and Treasurer