Form 10-Q
period 1996-10-31
LAYNE CHRISTENSEN CO
filed 1996-12-10
CIK 888504

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1996.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .

     There were 8,871,467 shares of common stock, $.01 par value per share, outstanding on November 15, 1996.

                              PART I

ITEM 1.  Financial Statements

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In Thousands of Dollars)
                                                  October 31,   January 31,
                                                     1996          1996
ASSETS
Current assets:
  Cash and cash equivalents                       $     551     $     382
  Customer receivables, less allowance
   of $1,349 and $887, respectively                  37,099        33,572
  Costs and estimated earnings in excess
   of billings on uncompleted contracts              13,523         9,777
  Inventories                                        15,188        15,495
  Deferred income taxes                               5,597         7,082
  Other                                               1,860         1,305
        Total current assets                         73,818        67,613

Property and equipment:
  Land                                                5,096         4,469
  Buildings                                          12,976        12,064
  Machinery and equipment                            98,380        93,497
                                                    116,452       110,030
  Less - Accumulated depreciation                   (67,331)      (62,141)
        Net property and equipment                   49,121        47,889

Other assets:
  Investment in foreign affiliates                   17,281        14,921
  Investment in domestic affiliate                    1,958         2,203
  Intangible assets, at cost less
       accumulated amortization                         623           525
  Property and equipment held for sale                  406           198
  Other                                               1,204           828
        Total other assets                           21,472        18,675

                                                  $ 144,411     $ 134,177

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (In Thousands of Dollars, except per share data)

                                              October 31,  January 31,
                                                 1996         1996
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                             $  10,920    $  13,225
 Current maturities of long-term debt               112          105
 Accrued compensation                            10,254        8,869
 Accrued insurance expense                        4,997        4,936
 Accrued integration                              1,166        2,703
 Other accrued expenses                           7,148        7,088
 Billings in excess of costs and estimated
  earnings on uncompleted contracts               6,347        3,891
   Total current liabilities                     40,944       40,817

Noncurrent and deferred liabilities:
 Long-term debt                                  32,343       28,428
 Deferred income taxes                            2,018        2,323
 Accrued insurance expense                        6,174        6,198
 Other                                            1,578        2,439
   Total noncurrent and deferred
    liabilities                                  42,113       39,388
Contingencies
Stockholders' equity:
 Preferred stock, par value $.01 per
  share, 5,000,000 shares authorized,
  none issued and outstanding                      -            -
 Common stock, par value $.01 per share,
  30,000,000 shares authorized,
  8,871,467 and 8,839,845 Shares issued
  and outstanding, respectively                      89           88
 Capital in excess of par value                  39,293       38,954
 Retained earnings                               23,025       16,170
 Notes receivable from management
  stockholders                                     (199)        (313)
 Unrecognized pension cost                         (716)        (777)
 Cumulative translation adjustment                 (138)        (150)
   Total stockholders' equity                    61,354       53,972
                                              $ 144,411    $ 134,177

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
         (In Thousands of Dollars, except per share data)
                               Three Months          Nine Months
                             Ended October 31,     Ended October 31,
                              1996       1995       1996       1995
Revenues:
  Net service revenues      $ 52,218   $ 40,876   $150,012   $114,458
  Net product sales            7,994      3,492     20,285     10,029
        Total                 60,212     44,368    170,297    124,487
Cost of revenues(exclu-
 sive of depreciation
 shown below):
  Cost of service revenues    37,132     28,832    108,358     81,799
  Cost of product sales        5,908      2,841     14,722      8,269
        Total                 43,040     31,673    123,080     90,068
Gross profit                  17,172     12,695     47,217     34,419
Selling, general and
 administrative expenses       9,849      7,355     29,438     20,784
Depreciation                   2,752      2,005      8,204      6,009
Operating income               4,571      3,335      9,575      7,626
Other income (expense):
  Equity earnings of
   foreign affiliates          1,290        -        3,118        -
  Interest                      (559)      (172)    (1,847)      (458)
  Other, net                      31        246        579        317
Income before income taxes     5,333      3,409     11,425      7,485
Income tax expense             2,133      1,568      4,570      3,443
Net income                  $  3,200   $  1,841   $  6,855   $  4,042

Net income per common
 and dilutive equivalent
 share                      $    .35   $    .25   $    .75   $    .55

Weighted average number
 of common and dilutive
 equivalent shares
 outstanding:
   Weighted average
   shares outstanding      8,871,000  7,334,000  8,863,000  7,325,000
   Dilutive stock options    279,000     65,000    265,000     65,000
                           9,150,000  7,399,000  9,128,000  7,390,000

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                    (In Thousands of Dollars)
                                                          Nine Months
                                                       Ended October 31,

                                                       1996        1995
Cash flow from operating activities:
 Net income                                          $  6,855    $  4,042
 Adjustments to reconcile net income
  to cash From operations:
    Depreciation and amortization                       8,442       6,125
    Deferred income taxes                               1,180        (949)
    Equity earnings in foreign affiliates              (3,118)        -
    Dividends received from foreign
     affiliates                                         1,086         -
    Gain from disposal of property
     and equipment                                       (328)       (257)
    Changes in current assets and liabilities:
      Increase in customer receivables                 (3,527)     (2,775)
      Increase in cost and estimated
        earnings in excess of billings
        on uncompleted contracts                       (3,746)       (753)
      Increase (decrease) in inventories                  307          (4)
      Increase (decrease) in other
        current assets                                   (555)        216
      Decrease in accounts payable
        and accrued expenses                           (2,336)     (2,231)
      Increase in billings in excess
        of costs and estimated earnings
        on uncompleted contracts                        2,456       1,099
         Other, net                                      (962)       (234)
       Cash from operating activities                   5,754       4,279

Cash flow from investing activities:
 Additions to property and equipment                  (10,219)    (10,805)
 Proceeds from disposal of property
  and equipment                                           903         586
 Proceeds from sale of property
  held for disposal                                       -           242
 Investment in foreign affiliates                        (328)        -
 Investment in domestic affiliate                         295         -
 Cash from investing activities                        (9,349)     (9,977)

Cash flow from financing activities:
 Net borrowings under revolving facility                4,000       5,500
 Repayments of long-term debt                             (78)        -
 Payments on notes receivable from
  management stockholders                                 114          22
 Debt issuance costs                                     (272)        (15)
 Cash from financing activities                         3,764       5,507

Net increase (decrease) in cash
 and cash equivalents                                     169        (191)
Cash and cash equivalents at
       beginning of period                                382         579
Cash and cash equivalents at
       end of period                                 $    551    $    388

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

The amounts paid for income taxes and interest are as follows (in thousands of dollars):
                                Nine Months Ended October 31,
                                     1996          1995
    Income taxes                    $2,530        $2,482
    Interest                         1,601           421

During the first quarter of fiscal 1997, the Company issued
31,622 shares of common stock to employees related to fiscal 1996 compensation awards. The total value of this award was approximately $340,000, which was accrued at January 31, 1996.

2.  Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands of dollars):

                                           As of
                                October 31,     January 31,
                                   1996            1996
        Raw materials           $   1,511       $   2,070
        Work in process             1,203             846
        Finished products,
          parts and supplies       12,474          12,579
            Total               $  15,188       $  15,495

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

ITEM 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the
Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.
                               Three               Nine             Period
                               Months             Months             -to-
                               Ended              Ended             Period
                             October 31,        October 31,         Change

                            1996    1995       1996    1995      Three    Nine
                                                                 Months  Months

Revenues:
 Water well drilling         30.1    34.5       28.8    34.9       18.8    13.0
 Well and pump repair
  and maintenance            18.8    25.7       21.0    26.7       (1.2)    7.6
 Mineral exploration
  drilling                   21.5    10.7       22.4    10.2      174.5   200.2
 Environmental drilling       9.2    16.4       10.2    16.0      (24.0)  (12.7)
 Specialty contracting
  and other services          7.1     4.8        5.7     4.2       98.2    86.5
  Total service
   revenues                  86.7    92.1       88.1    92.0       27.7    31.1
 Product sales               13.3     7.9       11.9     8.0      128.9   102.3
  Total revenues            100.0   100.0      100.0   100.0       35.7    36.8

Cost of revenues:
 Cost of service
  revenues                   71.1    70.5       72.2    71.5       28.8    32.5
 Cost of product sales       73.9    81.4       72.6    82.5      108.0    78.0
  Total cost of revenues     71.5    71.4       72.3    72.4       35.9    36.7

Gross profit                 28.5    28.6       27.7    27.6      35.3     37.2
Selling, general and
 administrative expenses     16.4    16.6       17.3    16.7      33.9     41.6
Depreciation                  4.5     4.5        4.8     4.8      37.3     36.5
Operating income              7.6     7.5        5.6     6.1      37.1     25.6
Other income (expense):
 Equity earnings of
  foreign affiliates          2.1      -         1.9      -         -        -
 Interest                    (0.9)   (0.4)      (1.1)   (0.4)       -        -
 Other, net                   0.1     0.6        0.3     0.3        -        -
Income before income taxes    8.9     7.7        6.7     6.0      56.4     52.6
Income tax expense            3.6     3.5        2.7     2.8      36.0     32.7
Net income                    5.3     4.2        4.0     3.2      73.8     69.6



RESULTS OF OPERATIONS

In a December 1995 merger transaction (the "Merger"), the Company acquired Christensen Boyles Corporation ("CBC"), a world leader in providing diamond core drilling services for mineral exploration and among the largest manufacturers of diamond core bits, core barrels, drilling rigs and related equipment used by the mining industry. The Merger was treated as a purchase for financial accounting purposes, and accordingly, the results of operations include the results of CBC from the acquisition date.

Revenues for the three months ended October 31, 1996 increased $15,844,000 or 35.7% to $60,212,000 while revenues for the nine months ended October 31, 1996 increased $45,810,000 or 36.8% to $170,297,000 from the three and nine months ended October 31, 1995, respectively. Water well drilling revenues increased 18.8% to $18,168,000 and 13.0% to $49,154,000 for the three and nine months ended October 31, 1996 compared to revenues of $15,290,000 and $43,496,000 for the three and nine months ended October 31, 1995, respectively. The Company believes the increase in water well drilling revenues for the three and nine months is mainly the result of a continued increase in domestic municipal spending in certain areas of the United States, primarily in southern California and increased demand in certain areas in the Midwest. Well and pump repair and maintenance revenues decreased 1.2% to $11,304,000 and increased 7.6% to $35,720,000 for the three and nine months ended October 31, 1996 from $11,443,000 and 33,188,000 for the three and nine months ended October 31, 1995, respectively. The Company has experienced an increase in activity year-to-date in several markets for these services, despite a slight slow down, primarily in the southwest, in the third quarter. Mineral exploration drilling revenues increased 174.5% to $12,964,000 and 200.2% to $38,092,000 for the
three and nine months ended October 31, 1996 from $4,722,000 and $12,688,000 for the three and nine month periods ended October 31, 1995, respectively. The increase is the result of the Merger and continued strong mining demand in Mexico. Environmental drilling revenues decreased 24.0% to $5,528,000 and 12.7% to $17,360,000 for the three and nine months ended October 31, 1996 from $7,275,000 and $19,892,000 for the three and nine months ended October 31, 1995, respectively. The Company believes the decreases are mainly the result of a continuing soft market for the environmental services offered by the Company. Product sales increased 128.9% to $7,994,000 and 102.3% to $20,285,000 for the
three and nine months ended October 31, 1996 from $3,492,000 and $10,029,000 for the three and nine month periods ended October 31, 1995, respectively, as a result of the Merger.

Gross profit for the three and nine months ended October 31, 1996 remained relatively constant, 28.5% and 27.7%, respectively, as compared to 28.6% and 27.6% for each of the same periods last year. The Company experienced increased margins on mining product sales from manufacturing operations acquired through the Merger, offset by lower gross profit on CBC services.

Selling, general and administrative expenses increased to $9,849,000 and $29,438,000 for the three and nine months ended October 31, 1996 compared to $7,355,000 and $20,784,000 for the three and nine months ended October 31, 1995, respectively. The increase in selling, general and administrative expenses is a result of the Merger.

Depreciation increased to $2,752,000 and $8,204,000 for the three and nine months ended October 31, 1996 compared to $2,005,000 and $6,009,000 for the same periods last year. The increase in depreciation is primarily a result of the Merger and ongoing capital expenditures.

Equity in earnings of foreign affiliates were $1,290,000 and $3,118,000 for the three and nine month periods ended October 31, 1996, respectively. These earnings are a result of the investments in foreign affiliates acquired in connection with the Merger.

Interest expense increased $387,000 and $1,389,000 for the three and nine months ended October 31, 1996 compared to the three and nine months ended October 31, 1995, respectively. The increase is primarily a result of the increased borrowings necessitated by the Merger.

Income taxes of $2,133,000 and $4,570,000 for the three and nine months ended October 31, 1996, respectively, increased from $1,568,000 and $3,443,000 in the same periods last year as a result of higher income before taxes compared to the prior year. The effective tax rate for the three and nine months ended October 31, 1996 was 40.0% compared to 46% for the same periods last year. This improvement in the Company's effective tax rate is primarily a result of the tax treatment of the foreign affiliates acquired through the Merger.

Changes in Financial Condition

Cash from operations was $5,754,000 for the nine months ended October 31, 1996 compared to $4,279,000 for the same period last year. The change in cash from operations was primarily a result of more profitable operations for the nine months compared to the same period last year. Additions to property and equipment were $10,219,000 during the nine month period ended October 31, 1996. The Company's borrowings under its revolving credit facility at the end of the period were $6,000,000.

At the time of the Merger, the Company accrued certain costs for the integration of CBC operations. For the nine months ended October 31, 1996, the Company's integration resulted in a net cash outflow of $1,537,000. The Company is proceeding with the movement of both employees and assets, and will incur additional cash outflows later in fiscal 1997. The Company's liquidity and capital resources will not be significantly affected by the integration outflows.

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

     NONE


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


                                   LAYNE CHRISTENSEN COMPANY
                                         (Registrant)



DATE:     December 6, 1996         /s/ A.B. Schmitt
                                   A.B. Schmitt, President
                                     and Chief Executive Officer



DATE:     December 6, 1996         /s/ Jerry W. Fanska
                                   Jerry W. Fanska, Vice President
                                     Finance and Treasurer