Form 10-K
period 1997-01-31
LAYNE CHRISTENSEN CO
filed 1997-04-22
CIK 888504

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the Fiscal Year Ended January 31, 1997.

                                     Or

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from __________________ to _______________.

                         Commission file number: 0-20578

                            Layne Christensen Company
             (Exact name of registrant as specified in its charter)

           Delaware                                    48-0920712
---------------------------------         -----------------------------------
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

            1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (913) 362-0510

Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the 2,440,634 shares of Common Stock of the Registrant held by non-affiliates of the Registrant on March 31, 1997, computed by reference to the closing sale price of such stock as reported on the NASDAQ National Market System, was $39,050,144. At March 31, 1997, there were 8,871,467 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A--Part III.

                                     PART I

Item 1.  Business

General

         Business--Layne Christensen Company ("Layne Christensen" or the "Company") is a provider of water well drilling, well and pump repair and maintenance, mineral exploration drilling and environmental drilling services. The Company also manufactures and markets a wide range of equipment used by drilling contractors involved in mineral and energy exploration, mine development and pre-construction analysis. Layne Christensen's customers include municipalities, industrial companies, mining companies, environmental consulting and engineering firms and, to a lesser extent, agribusiness. The Company serves the needs of its customers through locations covering most regions of the United States, Mexico, Canada, Thailand and, through its affiliated companies, Latin and South America. Layne Christensen believes that it has the most extensive geographic coverage of any company that offers water well drilling, well and pump repair and maintenance or environmental drilling services in the United States.

         Corporate History--Through a series of predecessors, the Company has been in business since the late 1800s when Mahlon Layne introduced a series of important innovations in the water well drilling industry. In 1975, the Company acquired the well drilling and pump installation and repair business of The Singer Company, adding 17 locations to the Company's operations. The Company was incorporated in Delaware in 1981 (succeeding to the business of its predecessor) in connection with the acquisition of substantially all the assets of The Marley Company ("Marley"), the Company's former parent corporation, by a corporation formed by Kohlberg Kravis Roberts & Co., L.P. ("KKR") and its affiliates.

         In connection with its initial public offering in August 1992, the Company engaged in a series of related transactions (the "Concurrent Transactions"). Immediately prior to the public offering, the shares of Common Stock held by Marley were distributed to Marley Holdings, L.P., a Limited Partnership ("Marley Holdings") and the other stockholders of Marley in a spin-off transaction (the "Spin-Off"). The Marley stockholders received approximately 1.45 shares of the Company's Common Stock for each share of Marley common stock held by them. Certain members of the Company's management who held options to purchase Marley common stock issued under Marley employee stock option plans received options ("Spin-Off Options") to purchase approximately
1.45 shares of Common Stock of the Company for each share of Marley common stock for which they held Marley options. In August 1993, Marley Holdings sold all its ownership interest in Marley. Marley Holdings continues to hold approximately 51.9% of the Company.

         In a December 1995 merger transaction, the Company acquired Christensen Boyles Corporation ("CBC"), a world leader in providing diamond core drilling services for mineral exploration and among the largest manufacturers of diamond core bits, core barrels, drilling rigs and related equipment used by the mining industry. As a result of this transaction, the Company changed its name from Layne, Inc. to Layne Christensen Company effective March 28, 1996.

Market Overview

         The relevant markets for the Company include water well drilling, well and pump repair and maintenance, mineral exploration drilling, environmental drilling, geotechnical construction services and products. The demand for water well drilling services is principally driven by the need to access groundwater, which is caused by many factors including population movements and expansions, deteriorating water quality and limited availability of surface water. The demand for well and pump repair and maintenance depends upon the age and use of the well, the quality of material and workmanship applied in the original installation of the well and changes in the depth and quality of the aquifer accessed by the well. The demand for mineral exploration drilling is driven by the need to identify and define underground mineral deposits. The demand for the Company's geotechnical construction services and products is driven principally by the demand for infrastructure improvements, such as dams, tunnels, water lines and subways and, to a lesser extent, building construction activity. The demand for the Company's environmental drilling services is driven principally by heightened public concern over groundwater contamination and the resulting regulatory requirements to investigate and remediate contaminated sites and aquifers. The Company's products are manufactured for the mineral, geotechnical construction and environmental drilling industries and, as a result, demand for those products is driven by the demand for these drilling services.

Drilling Services

         The Company's drilling services business is divided into five primary service lines: water well drilling, well and pump repair and maintenance, mineral exploration drilling, geotechnical construction and other services, and environmental drilling.

     Water Well Drilling

         The water well drilling market is highly fragmented, with over 3,700 water well drilling contractors in the United States. The Company believes that a substantial majority of these contractors are regionally or locally based, and are involved primarily in drilling low volume water wells for small agricultural and residential customers, a market in which the Company does not compete. The Company targets high volume water wells, which are drilled for municipal, industrial or, to a lesser extent, agricultural customers. In general, these wells have more stringent specifications, particularly as they relate to the straightness of the well and the well design. In addition, high volume water wells are, on average, deeper and larger in diameter than the typical low volume agricultural or residential well. In order for a driller to compete for high volume water well projects, it must have a higher level of technical expertise, greater knowledge of local geology and larger drilling equipment than is required for low production water wells. Most decisions regarding the selection of a water well contractor are made at the local level by consulting engineers and city management for municipalities and by consultants and company operations officers for industrial businesses. Water well drilling work is usually bid for municipalities and negotiated or informally bid for industrial customers.

         The Company provides complete water well systems on a turnkey basis, offering the comprehensive range of services required to provide professionally designed, constructed and maintained municipal, industrial and, to a lesser extent, agricultural water wells. Although it may not perform each of the services it offers on every project, the Company has the capability to provide every element of a water well system, including test hole drilling, well casing and screen selection and installation, gravel packing, grout sealing, well development and testing and pump selection, equipment sales and installation.

         Water well drilling requires the integration of hydrogeology and engineering with the techniques of well drilling because the drilling methods and equipment depend upon the geological formations encountered at the project site. For example, some geological formations contain voids which can cause a loss of circulation of the drilling fluids required by certain drilling methods. In these formations, depending upon the size of the well, the preferred method of drilling may be the reverse circulation rotary drilling method which, by reversing the circulation of the drilling fluid, minimizes the risk of loss of circulation. Other geological formations require deep wells, sometimes with casing and grouting set at depths of over 2,000 feet. In these cases, the preferred method of drilling may be direct circulation mud rotary drilling which, in certain geology, is more productive than reverse circulation drilling.

         The Company believes that it has the ability to meet a wide variety of customer requirements for water well design and construction. The Company has the extensive archives, technical personnel and equipment to determine geological conditions and aquifer characteristics in most locations, enabling it to locate suitable water-bearing formations. The Company provides feasibility studies using geophysical methods such as electrical resistivity, seismic refraction and ground penetrating radar. Other analytical methods may include test hole drilling, geophysical logging, aquifer pumping tests and soil boring analysis. The Company has the expertise to analyze these results and define the source, depth and magnitude of an aquifer. It can then estimate recharge rates, specify required well design features, plan well field design and develop water management plans. Layne Christensen has water well projects in most regions of the United States and has an extensive list of customers.

         The Company believes that it has the technical ability and experience to specify and install the most efficient pump for a given well design and aquifer characteristics. As part of its water well drilling and installation business, the Company sells a wide variety of pumps, including vertical turbines, submersibles, shortcoupled and horizontal centrifugal pumps. In addition, the Company sells and installs certain water treatment equipment, which is typically installed at or near the wellhead, including chlorinators, aerators, filters and controls.

     Well and Pump Repair and Maintenance

         Problems requiring water well repair are usually revealed by noticeable performance declines, failures of key components, pumpage of sand or otherwise poor quality water. Pump repair and well rehabilitation work is often required on an emergency basis or within a relatively short period of time after a performance decline is noticed. Those companies with the requisite expertise, equipment and scheduling flexibility have a competitive advantage by being able to respond quickly to repair requests. Repair and maintenance projects are typically negotiated on the spot or contracted for in advance depending upon the lead time available for the repair work. In instances where significant expenditures are required by the customer or where lead time is available, repair and maintenance projects may be bid.

         Repair and maintenance customers are primarily municipalities, industrial concerns and agribusinesses. Small agricultural concerns and residential users comprise a very small portion of this market as it is often not cost effective to repair a small well. The market for well and pump repair and maintenance is also fragmented. Although most participants in this market provide both drilling and repair and maintenance services, some provide only repair and maintenance services. However, only a small percentage of companies performing these services are capable of diagnosing complex problems and selecting and applying the appropriate rehabilitation techniques.

         The Company offers complete repair and maintenance services for existing wells, pumps and related equipment through a network of local offices throughout its geographic markets. In addition to its well service rigs, the Company has equipment capable of conducting downhole closed circuit televideo inspections (one of the most effective methods for investigating water well problems), enabling the Company to diagnose better and respond more quickly to well and maintenance problems. In addition, the Company believes it benefits from offering both water well drilling and repair and maintenance services because the company that installs a well may be more likely to be called upon to maintain or repair it.

         The Company's trained and experienced personnel can perform a variety of well rehabilitation techniques, including chemical and mechanical methods, and can perform bacteriological well evaluation and water chemistry analysis. The Company also has the capability and inventory to repair in its own machine shops most water well pumps, regardless of manufacturer, as well as to repair well screens, casings and related equipment such as chlorinators, aerators and filtration systems.

         Periodic repair and maintenance of well equipment is required during the life of a well. Well equipment includes the motor, pump, shaft, casing and well screen. In locations where the groundwater contains both bacteria and iron, screen openings may become blocked with organic growth, reducing the capacity and productivity of the well. Similarly, groundwater with high mineral content may cause the buildup of scale on well screens, also reducing the capacity and productivity of the well.

     Mineral Exploration Drilling

         Mining companies primarily require drilling services for geological assessment in two areas, exploratory and definitional drilling. Exploratory drilling is conducted to determine if there is a minable mineral deposit (an orebody) on the site. Definitional drilling is typically conducted at a site that was previously mined to assess whether additional reserves are economical to mine. In general, mining companies hire a driller to extract samples from a site for the mining company to analyze. Mineral drilling requires a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the underlying mineral deposit.

         The demand for definitional drilling has increased in recent years as new and less expensive mining techniques have made it feasible to mine previously uneconomical orebodies. The development and use of these improved mining methods have made certain gold and copper orebodies in the United States and certain other countries economically minable over the last few years. In addition, mining companies have recently expanded their efforts to explore for minerals in Mexico and Latin America because of the existence of sizeable orebodies and the probable economic feasibility of developing them.

         The Company provides drilling services for geological assessment, in situ mining and mineral exploration. These services are used primarily by gold and copper producers based in the United States and Canada. In response to a shift in recent years by many of these producers to foreign markets in search of economically minable orebodies, the Company commenced mineral exploration drilling operations in a portion of Mexico in 1991. In addition, with its recent acquisition of CBC, the Company now has foreign affiliates operating in Latin America with facilities in Chile and Peru. These affiliates are among the leaders in their respective markets for mineral exploration drilling services. The Company believes that it is the leading practitioner of the dual tube method of drilling, which allows the recovery of uncontaminated samples while drilling, a feature which is critical in mineral exploration drilling. Because this method requires the use of little or no drilling fluids, it is highly suitable for penetration of underground voids or faults where traditional drilling methods would result in the loss of circulation of the drilling fluid, thereby preventing further penetration.

Geotechnical Construction and Other Services

         Geotechnical construction includes those services provided by the Company to the civil construction market. Services offered include cement and chemical grouting, jet grouting, drain hole drilling, installation of ground anchors, tie backs, rock bolts and instrumentation. The Company also offers artificial ground freezing capabilities, typically utilized as an alternative method to dewatering large excavation and tunneling projects. The Company's proprietary jet grouting techniques offer the potential for barrier placement technology to be implemented at environmentally sensitive or previously contaminated sites. Included in these services is the ability to install advanced ground stabilization, measuring and monitoring instruments into drill holes. This technology is important during the construction of dams, tunnels, shafts, and other civil construction projects. Stabilization is achieved through the use of drain pipes, rock anchors, soil anchors and rock bolts. The Company offers expertise in selecting the appropriate techniques to be applied in various geological conditions. The Company also has extensive experience in the placement of measuring devices capable of monitoring water levels and ground movement.

         In conjunction with the Company's water well drilling and environmental drilling services, a subsidiary of the Company provides environmental and hydrogeological consulting services to support groundwater development, environmental protection and remediation programs. Specific services offered include geophysical surveys, aquifer testing and analysis, computer modeling, well and well field design and rehabilitation analysis, and environmental assessments. Personnel include civil and geological engineers, geologists, hydrogeologists, geophysicists, and microbiologists.

     Environmental Drilling

         The demand for environmental drilling services is directly related to the public's concern over the past two decades about groundwater contamination. Numerous and often complex federal, state and local laws have been enacted for the purpose of investigating and remediating pollution of underground aquifers as well as controlling or preventing the potential environmental hazards caused by groundwater contamination. Wells are often utilized as part of a site investigation mandated by the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund") or by the Resource Conservation and Recovery Act of 1976.

         The Company offers a wide range of environmental drilling services including: investigative drilling, installation and testing of wells that monitor the spread of groundwater contamination, installation of recovery wells that extract contaminated groundwater for treatment (pump and treat remediation), and specialized site safety programs associated with drilling at contaminated sites. Monitoring wells are installed to determine the nature and extent of known or suspected subsurface contamination as well as to monitor an area for future contamination. In addition, monitoring wells are often installed surrounding underground petroleum or chemical storage tanks to monitor for possible future tank leaks or product spills. After monitoring and testing the groundwater, recovery wells may be installed to extract contaminated water from the aquifer for treatment or disposal.

         The Company's national presence and large equipment inventory allow it to work with most drilling methods, sampling techniques, well depths and well diameters and give it the capability to seek and perform multiple-rig projects, which may be beyond the capacity of many of its competitors. The Company believes that it is the leading operator of dual tube drilling equipment in the United States, which the Company believes provides it a competitive advantage. Dual tube percussion rigs allow customers to immediately evaluate the drill cuttings in the order that they are drilled and provide more reliable information as to the exact location of any subsurface contamination.

         In its environmental health services department, the Company employs a full-time staff qualified to prepare site specific health and safety plans for customers who have workers employed on hazardous waste cleanup sites as required by the Occupational Safety and Health Administration ("OSHA").

Products

          With its 1995 acquisition of CBC, the Company expanded its operations to include the manufacture and marketing of a wide range of equipment used by drilling contractors involved in mineral and energy exploration, mine development, pre-construction analysis, as well as soils and environmental testing. These products address specialized drilling and sampling projects with a comprehensive, integrated approach that includes job assessment and planning, custom designed products and innovative drilling and sampling techniques. The Company uses its experience gained from completing a wide range of projects to design sampling tools and conventional and wireline coring equipment, navigated directional drilling motors, drill rods with special threads, stainless and special monitoring casing alloys, drill bits, core bits, reamers and stabilizers, and drill and sampling machines.

         The Company offers a variety of performance tested drill steel to meet its customers' needs. The Company's designs and materials meet rigid standards of quality and utility. The Company-produced wireline core barrels are core recovery tools designed for operation at the bottom of the drill string where a core bit cuts the core that is collected and retained inside the core barrel. Retrieving the core requires pulling the core barrel through the inside of the string of rods, utilizing the Company's unique quad latch, and then removing the inner tube from the core barrel to retrieve the core. The Company believes its wireline coring systems represent the state-of-the-art in coring performance. The Company also offers a full line of conventional coring systems.

         The Company manufactures a line of multipurpose drill rigs which are designed to meet the specialized work requirements of mineral exploration and environmental sites. The Company also manufactures diamond drill bit products including products incorporating matrix powder technology coupled with new synthetic and natural stones. This variety of bits is matched to the formations at the drill site. The principal categories of drilling bits are surface set diamond bits, impregnated synthetic diamond bits and polycrystalline synthetic diamond bits. Each category of bit is specifically designed for maximum drilling efficiency in different formations ranging from soft to hard.

         In addition to its own manufactured products, the Company sells miscellaneous supplies manufactured by others to third parties for use in the well drilling industry, including well casings, well screens, drill stems and bits, drilling fluids and well cleaning supplies.

Business Strategy

         The Company's strategy is to utilize its significant technical capabilities, wide variety of drilling equipment and extensive network of locations to provide comprehensive, high quality drilling services in most regions of the United States, as well as Mexico, Canada, Thailand, Latin and South America. In addition, the Company plans to emphasize its capabilities in the well and pump repair and maintenance service line where the Company believes it has an enhanced competitive position as a result of its technical expertise and multiple locations.

         In all its service lines, the Company benefits from its technical expertise, wide variety of transferable drilling equipment, extensive geological archives, centralized employee training programs and large customer base. The Company maintains a sizeable staff of hydrogeologists and engineers as well as experienced drilling crews familiar with most types of geological formations and drilling techniques to support its network of locations.

         In the water well drilling market, the Company's strategy is to maintain its industry-leading position in the United States and to focus on the design and installation of high production municipal and industrial water wells. These wells require greater technical competence and more sophisticated drilling equipment than most drilling contractors currently have the capability to provide. The Company also intends to better utilize its large and varied inventory of equipment and technical expertise through aggressive marketing of its water well drilling services. In connection with the Company's recent acquisition of CBC and CBC's foreign affiliates, increased focus has been directed towards opportunities in international markets for this service line.

         In the well and pump repair and maintenance market, the Company's strategy is to utilize its wide variety of transferable drilling equipment and diagnostic tools, extensive technical capabilities, archive of well records and related geological information and extensive list of water well customers and potential customers to provide prompt, high quality repair and maintenance services through its network of locations. As a part of its focus on technically demanding services, the Company is emphasizing expansion of its product offerings in the well rehabilitation market segment.

         In the mineral exploration drilling market, the Company's strategy is to maintain its strong competitive position in the United States and to expand its presence in Mexico. In addition, with its acquisition of CBC, the Company is now a leader in providing diamond core drilling services. The Company intends to continue to expand its presence in Latin and South America through its foreign affiliates operating out of facilities in Panama, Chile and Peru.

         In the civil construction market, the Company's strategy is to focus on relatively larger, technically demanding projects utilizing the Company's grouting and ground freezing capabilities. These projects offer the Company an opportunity to utilize its expertise and design capabilities in these areas.

         In the environmental drilling market, the Company's strategy is to focus on the relatively more complex and demanding projects, particularly those projects that may require the use of multiple rigs, multiple drilling techniques or specialized drilling equipment such as dual tube drilling rigs. These projects utilize the Company's extensive technical capabilities and wide variety of drilling equipment, which the Company believes provides it with competitive advantages relative to other drilling contractors.

         In the products market, the Company's strategy is to be a leader in advanced manufacturing technology and superior quality drilling products and equipment. The Company engages in on-going engineering, research and development activities to improve its existing products and to design and develop new products for both existing and new drilling applications. To further promote efficiency, reduce development costs and enhance customer relationships, the Company's research and engineering staff works closely with its customers to design and develop customized drilling solutions.

Equipment

         The Company has approximately 520 drilling and well service rigs operating throughout the world, including approximately 480 in the United States. This includes rigs used primarily in each of its service lines as well as multi-purpose rigs. The Company also owns or leases, excluding rig-mounted vehicles, approximately 1,300 vehicles for use in its business throughout the world, including approximately 1,180 in the United States.

         As a result of the diversity of its equipment, the Company is able to perform most drilling techniques that well customers require. Types of drilling equipment employed by the Company include: rotary rigs, dual tube rigs, auger rigs, cable tool rigs and diamond core rigs.

         The types of drilling techniques employed by the Company have different applications:

         - Rotary rigs are used primarily for drilling large diameter wells and employ air or drilling fluid circulation for removal of cuttings and borehole stabilization.

         - Dual tube drilling, an innovation advanced by the Company, causes the drill cuttings to be circulated to the surface inside the casing and without contacting the formation, avoiding contamination of the borehole and providing reliable samples. Dual tube drilling is also effective in penetrating fractured formations containing voids, which can cause loss of external drilling fluid circulation.

         - Diamond core drilling is used to core solid rock, thereby providing geologists and engineers with solid rock samples for evaluation.

         - Cable tool drilling, which requires no drilling fluid, is used for larger diameter wells. While slower than other drilling methods, it is well suited for penetrating boulders, cobble and rock.

         - Auger drilling is used for efficient completion of relatively small diameter, shallow wells. Auger rigs are equipped with a variety of auger sizes and soil sampling equipment.

Customers

         Each of the Company's service and product lines has major customers, however, no single customer accounted for 10% or more of the Company's revenues in any of the past three fiscal years.

         In the water well drilling service line, the Company's customers are typically municipalities and the local operations of industrial businesses. In fiscal 1997, approximately 59% of the Company's water well drilling revenues were derived from municipalities, approximately 26% were derived from industrial businesses and the balance were derived from other customer groups. The term "municipalities" is used to include local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. As a result of increasing pressures by the public on local governments in general to limit spending, the amount available for spending on water well projects may be reduced. Large reductions in such spending by a significant number of municipalities or local governmental agencies could have a material adverse effect on the Company. In the drilling of new water wells, the Company targets customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance.

         In the well and pump repair and maintenance service line, the Company's customers also include local municipalities and local operations of industrial businesses. In fiscal 1997, approximately 52% of the Company's repair and maintenance revenues were derived from municipalities, approximately 27% were derived from industrial businesses and the balance were derived from other customer groups.

         Customers for mineral exploration drilling services in the United States, Mexico, Canada and Latin and South America are primarily gold and copper producers. Most of these customers are multi-national corporations headquartered primarily in the United States and Canada. Customers for mineral exploration products manufactured by the Company include major mineral exploration companies, municipalities, drilling companies and equipment and parts suppliers.

         The Company's primary environmental drilling customers are regional or national consulting firms retained by federal or state agencies or by industrial companies to assist in the assessment and cleanup of groundwater contamination. Customers for the Company's products are comprised primarily of major mineral exploration companies, equipment suppliers for the mining industry and small public municipalities and government agencies. The Company acts as a specialty subcontractor for its specialty contract services and its customers are primarily heavy civil contractors, large commercial developers and, to a lesser extent, governmental agencies.

Operations and Sales

         The Company operates on a decentralized basis, with locations grouped into district office profit centers located in most regions of the United States. As of January 31, 1997, the Company operated out of 60 locations in the United States. In addition, the Company, through its foreign subsidiaries and affiliates, operates out of locations in Canada, Mexico, Thailand, Latin and South America, and Europe. The Company is primarily organized in eastern and western geographic regions, each with a regional vice president in charge of operations and district managers in charge of individual district office profit centers. The district managers report to their respective regional vice president on a regular basis. Each district office employs a field superintendent who is in charge of projects in the field and sales engineers who are responsible for marketing the Company's services in their district as well as for monitoring the progress of projects. The Company's sales engineers cultivate and maintain contacts with existing and potential customers. In this way, the Company learns of proposed drilling projects in the region and is in a position to compete for them. The foreign affiliates and manufacturing operations report to a senior vice president.

Competition

         The Company regularly performs services in almost every region of the United States, except the northeastern United States. The Company's principal competitors for its drilling services are local and regional firms located throughout the United States. The Company may not have the largest operation in any particular regional or local market in which it competes.

         The Company's competition in the water well drilling and repair and maintenance businesses consists primarily of small, local water well drilling operations and some regional competitors. Oil and natural gas well drillers generally do not compete in the water well drilling business because the technology, expertise and equipment utilized in the businesses differ significantly. Only a small percentage of all companies that perform water well drilling services have the technical competence and drilling expertise to compete effectively for high volume municipal and industrial projects, which typically are more demanding than projects in the agricultural or residential well markets. In addition, smaller companies often do not have the financial resources or bonding capacity to compete for large projects. The largest other participant in these service lines is located in the northeastern United States.

         As is the case in the water well drilling business, the well and pump repair and maintenance business is characterized by a large number of relatively small competitors. Only a small percentage of the companies performing these services have the technical expertise necessary to diagnose complex problems, perform many of the sophisticated rehabilitation techniques or repair a wide range of pumps in their own facilities. In addition, many of these companies have only a small number of pump service rigs. Since pump repair and rehabilitation work is typically negotiated, sometimes on an emergency basis or within a relatively short period of time, those companies with available rigs and the requisite expertise have a competitive advantage by being able to respond quickly to repair requests.

         In the mineral exploration drilling market, the Company competes based on price, expertise and reputation. The Company believes it has a well-recognized reputation for expertise and performance in this market, although the Company is not the largest company providing these services on a national basis. The Company believes that this market is becoming more competitive, particularly in the United States. Work is typically performed on a negotiated basis.

         In the environmental drilling market, Layne Christensen competes with different types of drillers depending on the services involved. Small site assessments and routine underground storage tank assessment and remediation projects are highly competitive and attract a large number of local drilling competitors. More sophisticated and demanding projects generally require the expertise and resources of larger drilling operators who have access to multiple rigs and alternative drilling techniques. The larger drilling companies generally also have the requisite expertise and safety training to assess the risks associated with drilling on sites having higher contamination levels and larger amounts of hazardous wastes. Accurate risk assessment enables the Company to select projects prudently and to better manage risks associated with those projects. The Company focuses on the more technically demanding projects in this area and avoids the smaller and highly competitive site assessment and remediation projects. Environmental drilling contracts are usually bid or negotiated at the initial stage but major contract extensions are often negotiated.

         In the market for the Company's manufactured products, the Company's competitors consist primarily of a small number of large manufacturers and additional smaller regional companies. The Company competes in this market based on price, technical design and reputation.

Training and Experience of Personnel

         In all of the Company's service lines, an important competitive factor is the availability of expertise. As a result, the Company emphasizes the training and development of its personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. This training includes an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight hour updates. The Company has an environmental health sciences staff which allows it to offer such training in-house. This staff also prepares health and safety plans for specific sites and provides input and analysis for the health and safety plans prepared by others.

         On average, the Company's field supervisors and drillers have sixteen and ten years, respectively, of experience with the Company. In addition, many of the Company's professional employees have academic backgrounds in agricultural, chemical, civil, industrial and mechanical engineering, geology, microbiology and metallurgy. The Company believes that its size and reputation allow it to compete effectively for highly qualified professionals.

Employees

         At January 31, 1997, the Company had 1,832 employees, 158 of whom were hourly employees who were members of collective bargaining units represented by locals affiliated with major labor unions. The Company believes that its relationship with its employees is satisfactory.

Backlog

         The Company believes that its backlog does not have any significance other than as a short-term business indicator because substantially all of the contracts comprising the backlog are cancelable for, among other reasons, the convenience of the customer. The Company's backlog was approximately $40,966,000 at January 31, 1997, compared to approximately $38,663,000 at January 31, 1996. The Company's backlog is generally completed within the following fiscal year.

Permits, Licenses and Regulatory Approvals

         The services provided by the Company are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state and local laws. Many localities require well operating licenses which typically specify that wells be constructed in accordance with applicable regulations. The Company believes that it benefits from strict enforcement of such regulations because it believes its abilities and technical expertise give it a competitive advantage. Various state and local laws require that water wells and monitoring wells be installed by licensed well drillers. The Company maintains well drilling and contractor's licenses in those jurisdictions in which it operates and in which such licenses are required. In addition, the Company employs licensed engineers, geologists and other professionals necessary to the conduct of its business. In those circumstances in which the Company does not have a required professional license, it subcontracts that portion of the work to a firm employing the necessary professionals.

Potential Liability and Insurance

         In connection with the Company's environmental drilling and consulting services, the Company is exposed to potential environmental liability under federal, state and local laws and regulations, contractual indemnification agreements or otherwise. For example, the Company could be held responsible for contamination caused by an accident which occurs in the course of a cleanup effort in which the Company provided drilling or consulting services or for cross-contamination which occurs as a result of the Company drilling through a contaminated water source and creating a channel through which the contaminants migrate to an uncontaminated water source. It is difficult to assess accurately the areas and magnitude of potential risk resulting from the Company's environmental services. The remainder of the Company's services present the normal and customary risks associated with a construction-related business.

         The Company maintains commercial general liability insurance with an aggregate of $2 million for products and completed operations and $2 million for all other coverages under the policy. The Company also has $50 million in excess coverage, but these policies exclude pollution claims. For pollution claims, the Company maintains a separate contractors' pollution liability and professional liability insurance ("CPL") policy which provides $20 million of coverage for each occurrence and $20 million of coverage in the aggregate for all claims made during the policy's three year term. The Company believes that it carries environmental insurance that is a cost-effective level of insurance coverage in light of the risks associated with its business. No assurance can be given, however, that the amount and scope of coverage maintained by the Company will be adequate to cover the risks associated with its business and, in particular, with its environmental drilling services business. In addition, the CPL policy is a "claims made" policy which only covers claims made during the term of the policy. If the policy terminates or lapses and retroactive coverage is not obtained, a claim subsequently made, even if based on events or acts which occurred during the term of the policy, would not be covered by the policy. No assurance can be given that the Company will be able to continue to obtain insurance coverage or, if insurance is obtained, that the dollar amount of any liabilities incurred in connection with its business will not exceed the policy limits.

Applicable Legislation

         There are a number of complex foreign, federal, state and local environmental laws which impact the demand for the Company's mining and environmental drilling services. A change in these laws, or changes in governmental policies regarding the funding, implementation or enforcement of the laws, could have a material adverse effect on the Company.

         Under Superfund and comparable state laws, the potential liability of real property buyers and lenders secured by real property for the cost of responding to past or present release of hazardous substances at or from that property has prompted a widespread practice of phased environmental audits as a condition to the sale and financing of real estate. These audits may include soil and groundwater testing to determine the nature and extent of contamination that may impact the value of the property or give rise to liability for the new owner.

Item 2.  Properties

         The Company's corporate headquarters are located in Mission Woods, Kansas (a suburb of Kansas City, Missouri), in approximately 28,000 square feet of office space leased from Parkway Partners, L.L.C., pursuant to a written lease agreement which expires February 28, 2000. In addition, the Company's manufacturing operations are primarily conducted from an approximately 84,000 square foot plant located in Salt Lake City, Utah and owned by the Company (the "Plant"). The Plant is subject to a commercial deed of trust which provides security for the Company's note to a lender in the amount of approximately $1,400,000. At January 31, 1997, the Company's regional and district offices were operating throughout the United States and through its wholly-owned subsidiaries in Mexico, Canada and Thailand in 60 separate facilities, of which 25 were owned and 35 were leased. All of the Company's properties have been adequately maintained and are appropriate for their present usage.

Item 3.  Legal Proceedings

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 1997.

Item 4A. Executive Officers of the Registrant

         Executive officers of the Company are appointed by the Board of Directors for such terms as shall be determined from time to time by the Board, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

         Set forth below are the name, age and position of each executive officer of the Company.

                  Name                        Age                        Position
                  ----                        ---                        --------
         Andrew B. Schmitt                     48         President, Chief Executive Officer and
                                                            Director
         H. Edward Coleman                     59         Senior Vice President
         Norman E. Mehlhorn                    56         Senior Vice President
         Eric R. Despain                       48         Senior Vice President
         Kent B. Magill                        44         Vice President-General Counsel and
                                                            Secretary
         Jerry W. Fanska                       48         Vice President--Finance and Treasurer

         The business experience of each of the executive officers of the Company during the last five fiscal years is as follows:

         Andrew B. Schmitt has served as President and Chief Executive Officer of the Company since October 1993. For approximately two years prior to joining the Company, Mr. Schmitt managed two privately-owned hydrostatic pump and motor manufacturing companies and an oil and gas service company. He served as President of the Tri-State Oil Tools Division of Baker Hughes Incorporated from February 1988 to October 1991.

         H. Edward Coleman has served as an officer of the Company since 1976 and as its Senior Vice President since 1985 and is responsible for most of the Company's operations in the eastern half of the country. Mr. Coleman has over 35 years experience in various areas of the Company's operations.

         Norman E. Mehlhorn has served as the Company's Senior Vice President since September 1992 and as Vice President from 1986 to September 1992 and is responsible for most of the Company's operations in the western half of the country. Mr. Mehlhorn has nearly 40 years experience in the drilling business, with particular emphasis on dual tube drilling technology.

         Eric R. Despain has served as the Company's Senior Vice President since February 1996. Prior to joining the Company in December 1995, Mr. Despain was President and a member of the Board of Directors of CBC since 1986.

         Kent B. Magill has served as the Company's Vice President-General Counsel and Secretary since August 1992 and served as Vice President and Associate General Counsel of Marley since May 1989.

         Jerry W. Fanska has served as the Company's Vice President--Finance and Treasurer since April 1994 and as Controller since December 1993. Prior to joining Layne Christensen, Mr. Fanska served as corporate controller of Marley since October 1992 and as Internal Audit Manager of Marley since April 1984.

         There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an executive officer of the Company.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded in the over-the-counter market through the NASDAQ National Market System under the symbol LAYN. The stock has been traded in this market since the Company became a publicly-held company on August 20, 1992. The following table sets forth the range of high and low bid prices of the Company's stock by quarter for fiscal 1997 and 1996, as reported by the NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.

              Fiscal Year 1997                   High                   Low
              ----------------                   ----                   ---

              First Quarter                     $11 3/4                $10
              Second Quarter                     13                     10 1/4
              Third Quarter                      13 3/8                 11
              Fourth Quarter                     15 1/2                 12 3/8

              Fiscal Year 1996                   High                   Low
              ----------------                   ----                   ---

              First Quarter                     $ 8 1/4                $ 6 1/4
              Second Quarter                      8 1/8                  7 1/8
              Third Quarter                       9 1/2                  7 1/4
              Fourth Quarter                     11 1/2                  8 1/4

         At March 15, 1997, there were approximately 230 owners of record of the Company's common stock.

         The Company has not paid any cash dividends on its common stock during its two most recent fiscal years. Moreover, the Board of Directors of the Company does not anticipate paying any cash dividends in the foreseeable future. The Company's future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of the Company and such other factors as the Board of Directors may deem relevant, as well as restrictions under the Credit Agreement between the Company, various financial institutions and Bank of America National Trust and Savings Association as agent ("Credit Agreement"), the Note Agreement between the Company and Massachusetts Mutual Life Insurance Company and other restrictions which may exist under other credit arrangements existing from time to time. The Credit Agreement limits the cash dividends payable by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" under Item 7 and Note 8 of the Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

         The following selected historical financial information for the fiscal years ended January 31, 1997, 1996 and 1995, pro forma and historical for the twelve and nine months ended January 31, 1994, respectively, pro forma for the nine months ended January 31, 1993, and historical for the fiscal year ended April 30, 1993, has been derived from the Company's consolidated financial statements. Financial information for fiscal years 1997, 1996, 1995 and 1993 and for the nine months ended January 31, 1994 has been derived from the Company's audited consolidated financial statements. Financial information at January 31,

1993, and for the twelve months ended January 31, 1994 and nine months ended January 31, 1993, has been derived from unaudited consolidated financial statements, which in the opinion of the Company, include all adjustments necessary for a fair presentation of such information. During fiscal year 1996, the Company completed a merger with CBC which has been accounted for under the purchase method of accounting (see Note 2 of the Notes to Consolidated Financial Statements) and, accordingly, the Company's consolidated results include the operations of CBC from the date of acquisition. The information below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                      Twelve
                                            Fiscal Years              Months         Nine Months           Fiscal
                                               Ended                  Ended             Ended            Year Ended
                                             January 31,            January 31,       January 31,         April 30,
                                    1997        1996       1995        1994          1994      1993         1993
                                    ----        ----       ----        ----          ----      ----         ----
Income Statement Data
 (in thousands, except
   per share amounts):
   Revenues                      $222,853     $167,271    $166,830     $169,766    $127,315   $126,237    $168,688
     Cost of revenues
     (exclusive of
     depreciation
       shown below)               161,602      122,078     123,814      130,004      97,361     91,981     124,624
                                 --------     --------     -------     --------     -------    -------    --------
     Gross profit                  61,251       45,193      43,016       39,762      29,954     34,256      44,064
     Selling, general
       and administrative
       expenses                    38,956       28,260      28,860       31,985      23,309     21,919      30,595
     Depreciation                  10,974        8,233       7,811        8,737       6,600      6,066       8,203
     Restructuring
       charge                         -            -           -         12,000      12,000         -           -
                                 --------     --------     -------     --------     -------    -------    --------
     Operating income
       (loss)                      11,321        8,700       6,345      (12,960)    (11,955)     6,271       5,266
     Other income
       (expense):
     Equity in earnings
       of foreign
       affiliates                   3,895          -           -            -           -          -           -
     Interest                      (2,447)        (767)       (779)      (2,048)     (1,550)    (1,514)     (2,012)
     Other, net                       161          407         (84)        (198)         40        183         (55)
                                 --------     --------     -------     --------     -------    -------    --------
   Income (loss) before
     income taxes                  12,930        8,340       5,482      (15,206)    (13,465)     4,940       3,199
   Income tax (benefit)
     expense                        4,913        3,753       2,522       (5,736)     (4,970)     2,173       1,407
                                 --------     --------     -------     --------     -------    -------    --------
   Net income (loss)             $  8,017     $  4,587     $ 2,960     $ (9,470)    $(8,495)   $ 2,767    $  1,792
                                 ========     ========     =======     ========     =======    =======    ========
   Net income (loss)
     per common and
     equivalent share            $   0.88     $   0.61     $  0.40     $  (1.31)    $ (1.17)   $  0.44    $   0.28
                                 ========     ========     =======     ========     =======    =======    ========


                                                                 At January 31,                         At April 30
                                             ---------------------------------------------------        -----------
                                               1997       1996       1995       1994        1993           1993
                                               ----       ----       ----       ----        ----           ----
BALANCE SHEET DATA
   (IN THOUSANDS):
     Working capital                        $ 29,643    $ 26,796    $13,578    $29,545     $30,233       $ 32,401
     Total assets                            143,650     134,177     79,094     90,250      98,778        101,448
     Long-term debt                           30,314      28,428       --       18,900      21,000         22,000
     Total stockholders' equity               62,664      53,972     40,273     37,348      46,887         45,984

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto under Item 8.

Results of Operations

         The following table, which is derived from the Company's consolidated financial statements as discussed in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

                                                                                            Period-to-Period
                                                                                                  Change
                                                                                                  ------
                                                   Fiscal Years Ended                        1997         1996
                                                      January 31,                             vs.          vs.
Revenues:                                          1997         1996          1995           1996         1995
                                                   ----         ----          ----          ----         ----
   Water well drilling                              28.5%       34.3%         33.1%   |      10.7%         3.8%
   Well and pump repair and                                                           |
      maintenance                                   20.5        25.8          27.6    |       6.0         (6.3)
   Mineral exploration drilling                     22.2        11.2          10.9    |     162.8          3.5
   Environmental drilling                           10.4        15.1          18.3    |      (8.0)       (17.1)
   Geotechnical construction                                                          |
      and other services                             6.6         5.5           3.7    |      60.0         49.0
                                                   -----       -----         -----    |
        Total service revenues                      88.2        91.9          93.6    |      27.8         (1.5)
   Product sales                                    11.8         8.1           6.4    |      94.7         26.2
                                                   -----       -----         -----    |
        Total revenues                             100.0%      100.0%        100.0%   |      33.2           .3
                                                   =====       =====         =====    |
Cost of revenues:                                                                     |
   Cost of service revenues                         72.5%       72.2%         73.8%   |      28.4         (3.6)
   Cost of product sales                            72.4        81.5          80.1    |      72.8         28.4
        Total cost of revenues                      72.5        73.0          74.2    |      32.4         (1.4)
                                                   -----       -----         -----    |
Gross profit                                        27.5        27.0          25.8    |      35.5          5.1
Selling, general and                                                                  |
   administrative expenses                          17.5        16.9          17.3    |      37.8         (2.1)
Depreciation                                         4.9         4.9           4.7    |      33.3          5.4
                                                   -----       -----         -----    |
Operating income                                     5.1         5.2           3.8    |      30.1         37.1
Other income (expense):                                                               |
   Equity in earnings of                                                              |
      foreign affiliates                             1.7         -             -      |       *            *
   Interest                                         (1.1)        (.5)          (.5)   |       *           (1.5)
   Other, net                                         .1          .2           -      |     (60.4)         *
                                                   -----       -----         -----    |
Income before income taxes                           5.8         4.9           3.3    |      55.0         52.1
Income tax expense                                   2.2         2.2           1.5    |      30.9         48.8
                                                   -----       -----         -----    |
Net income                                           3.6%        2.7%          1.8%   |      74.8         55.0
                                                   =====       =====         =====    |
*  Not meaningful.

Comparison of Fiscal 1997 to Fiscal 1996

Results of Operations

         The Company's 1997 results include the effect of the December 1995 merger with Christensen Boyles Corporation ("CBC") (the "Merger"), a world leader in providing diamond core drilling services for mineral exploration and among the largest manufacturers of diamond core bits, core barrels, drilling rigs and related equipment used by the mining industry. The Merger was treated as a purchase for financial accounting purposes, and accordingly the results of operations include CBC from the acquisition date.

         Revenues for fiscal 1997 increased $55,582,000 or 33.2% to $222,853,000 from fiscal 1996. Water well drilling revenues increased 10.7% to $63,529,000 for fiscal 1997 compared to revenues of $57,385,000 for fiscal 1996. The Company believes the increase in water well drilling revenues for the year is mainly the result of continued increases in domestic municipal spending in certain areas of the United States combined with increased sales of water well equipment. Well and pump repair and maintenance revenues increased 6.0% to $45,750,000 for fiscal 1997 from $43,166,000 for fiscal 1996. The Company experienced an increase in activity in several markets for these services. Mineral exploration drilling revenues increased 162.8% to $49,395,000 for fiscal 1997 from $18,794,000 for fiscal 1996. The increase is the result of the addition, through the Merger, of CBC's domestic and Canadian drilling operations and continued strong mining demand in Mexico. Environmental drilling revenues decreased 8.0% to $23,260,000 for fiscal 1997 from $25,278,000 for fiscal 1996. The Company believes the decrease for the year is mainly the result of a continuing soft market for the environmental services offered by the Company. Product sales increased 94.7% to $26,309,000 for fiscal 1997 from $13,516,000 for fiscal 1996, as a result of the domestic production facilities of CBC acquired in the Merger.

         Gross profit margin was 27.5% for 1997 compared to 27.0% for 1996. The increase in gross profit margin is primarily attributable to increased margins on product sales as a result of sales of drilling equipment and bits from manufacturing facilities acquired in the Merger which have higher gross profit margins than those associated with the Company's products distribution business. The increase in gross profit margin on product sales was partially offset by lower gross profit margin on CBC's service revenues.

         Selling, general and administrative expenses increased to $38,956,000 for fiscal 1997 compared to $28,260,000 for fiscal 1996. The dollar increase in selling, general and administrative expenses is a result of the Merger, compensation related expenses and growth in operations. As a percentage of revenues, selling, general and administrative expenses were 17.5% in fiscal 1997 and 16.9% in fiscal 1996. The increase as a percentage of revenue is due to increased requirements for certain incentive-related expenses and a generally higher percentage of selling expenses on product sales than contracting revenues.

         Depreciation increased to $10,974,000 for fiscal 1997 compared to $8,233,000 for fiscal 1996. The increase in depreciation is primarily a result of assets acquired in the Merger, and the capital expenditures made by the Company in the last several years.

         Equity in earnings of foreign affiliates was $3,895,000 for fiscal 1997. These earnings are a result of the investments in foreign affiliates acquired in connection with the Merger. The affiliates are reported on a one month lag, and therefore had no impact on the Company's fiscal 1996 operations. See Note 3 of the Notes to Consolidated Financial Statements for additional information on the affiliates.

         Interest expense increased $1,680,000 for fiscal 1997 compared to fiscal 1996. The increase is a result of the increased borrowings necessitated by the Merger.

         Income taxes of $4,913,000 for fiscal 1997 increased from $3,753,000 for fiscal 1996 as a result of higher income before taxes compared to the prior year. The effective tax rate for fiscal 1997 was 38.0% compared to 45.0% for fiscal 1996. This improvement in the Company's effective tax rate is a result of the tax treatment of the Company's earnings from foreign affiliates acquired through the Merger. U.S. Federal income taxes are generally not provided by the Company on the equity earnings of the affiliates as foreign tax credits should become available under current tax law to significantly reduce or eliminate the resulting U.S. income tax liability.

Comparison of Fiscal 1996 to Fiscal 1995

Results of Operations

         Revenues increased to $167,271,000 in fiscal 1996 from $166,830,000 in fiscal 1995. Revenues from water well drilling increased 3.8% to $57,385,000 in fiscal 1996 compared to $55,278,000 in fiscal 1995. The Company believes the increase in water well drilling revenues for the year is mainly the result of increased domestic municipal spending in certain areas of the country and the Company's international expansion. This increase was offset in part by the significant adverse effect of weather and economic conditions on the Company's southern California operations. Well and pump repair and maintenance revenues decreased 6.3% to $43,166,000 in fiscal 1996 compared to $46,066,000 in fiscal 1995. The Company experienced a decrease in activity in certain markets for these services, particularly in southern California, in addition to decreases resulting from certain office closures in fiscal 1995. Environmental revenues decreased 17.1% to $25,278,000 in fiscal 1996 compared to $30,487,000 in fiscal 1995. The Company believes these decreases are a result of closing certain offices during fiscal 1995 and a continuing decline in the overall market for the environmental services offered by the Company. The decline in environmental revenues was partially offset by strong current demand in the Arizona market serviced by the Company which is being influenced by increased enforcement of state environmental laws. Mineral exploration drilling and other services revenues increased 18.4% to $41,442,000 in fiscal 1996 compared to $34,999,000 in fiscal 1995. A portion of the increase, $2,526,000, is the result of the merger with CBC. The remaining increase reflects increased demand in the international markets served by the Company partially offset by decreased domestic demand.

         Gross profit increased to $45,193,000 or 27.0% of revenues in fiscal 1996 compared to $43,016,000 or 25.8% of revenues in fiscal 1995. The increase in gross profit is primarily attributable to higher margins for all product lines. The increase in margins is a result of an ongoing effort to improve pricing and efficiencies in the delivery of services.

         Selling, general and administrative expenses decreased to $28,260,000 or 16.9% of revenues in fiscal 1996 compared to $28,860,000 or 17.3% of revenues in fiscal 1995. The decrease in selling, general and administrative expenses is primarily attributable to lower requirements for certain incentive-related expenses.

         Depreciation expense increased to $8,233,000 or 4.9% of revenues in fiscal 1996 compared to $7,811,000 or 4.7% of revenues in fiscal 1995. The increase is the result of increased capital spending during the past two fiscal years in an effort to upgrade certain equipment and expand internationally.

         Interest expense remained flat in fiscal 1996 compared to fiscal 1995. This was the result of a lower level of borrowings during the majority of fiscal 1996 offset by increased borrowings as a result of the merger with CBC.

         Other income, net increased to $407,000 in fiscal 1996 compared to a loss of $84,000 in fiscal 1995. Fiscal 1995 included a $474,000 exchange loss primarily as a result of the Mexican Peso devaluation.

         Income taxes increased to $3,753,000 in fiscal 1996 compared to $2,522,000 in fiscal 1995 as a result of higher income before income taxes compared to the prior year. The effective tax rate for fiscal 1996 decreased to 45% compared to 46% in fiscal 1995 as a result of the merger with CBC.

Fluctuation in Quarterly Results

         The Company historically has experienced fluctuations in its quarterly results arising from the timing of the completion of smaller, short-term contracts and the recording of revenues and from unanticipated additional costs incurred on projects. In addition, water well, environmental and mineral drilling activities and related revenues tend to decrease in the winter months when adverse weather conditions interfere with access to drilling sites and the ability to drill. Accordingly, quarterly results should not be considered indicative of results to be expected for any other quarter or for any full fiscal year.

Inflation

         Management believes that the Company's operations for the periods discussed have not been adversely affected by inflation or changing prices.

Liquidity and Capital Resources

         The primary source of the Company's liquidity in fiscal 1997, 1996 and 1995 was its cash from operating activities of $17,116,000, $7,268,000 and $23,308,000, respectively. The change in cash from operating activities from fiscal 1996 to 1997 was primarily the result of improved net income, dividends received from foreign affiliates and accounts receivable collections.

         Cash from operations, along with borrowings under the Company's revolving credit agreement, was primarily utilized for investing activities which included additions of $18,544,000 to property and equipment. Capital expenditures during fiscal 1997 were primarily directed toward upgrading the Company's equipment and facilities and international expansion. The Company expects to spend approximately $10,000,000 in the next fiscal year for capital expenditures. The Company anticipates fiscal 1998 capital expenditures will be used to continue to upgrade the Company's equipment and capabilities. As of January 31, 1997, the Company had no material commitments outstanding for capital assets.

         During March 1996, the Company completed the private placement of an unsecured note agreement for $25,000,000 to replace a term loan the Company had previously obtained from one of its lenders. The Company also entered into a new credit agreement ("Credit Agreement") to replace the existing credit agreement and provide a revolving cash borrowing facility of $30,000,000 less any outstanding letter of credit commitments. See Note 8 of the Notes to Consolidated Financial Statements.

         The Company's working capital as of January 31, 1997, 1996 and 1995 was $29,643,000, $26,796,000 and $13,578,000, respectively. The increase in working capital in fiscal 1997 over fiscal 1996 was the result of improved operating cash flow as discussed above. The Company also recorded $2,800,000 in accrued integration costs in connection with the merger with CBC. This has been reduced by total cash expenditures of $2,013,000, all of which have been funded by operations. The actions anticipated in the remaining amount are expected to be substantially completed during 1998. The Company believes borrowings from its available Credit Agreement and cash from operations will be sufficient to meet the Company's seasonal cash requirements and to fund its budgeted capital expenditures for the fiscal 1998 year.

         Costs estimated to be incurred in the future for employee medical benefits and casualty insurance programs resulting from claims which have occurred are accrued currently. Under the terms of the Company's agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies. These costs are not expected to significantly impact liquidity in future periods. See Note 10 of the Notes to Consolidated Financial Statements.

Item 8.       Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                Page

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

    Independent Auditors' Report ............................................... 23

    Financial Statements:

       Consolidated Balance Sheets as of January 31, 1997 and 1996.............. 24

       Consolidated Statements of Income for the Years
          Ended January 31, 1997, 1996 and 1995................................. 26

       Consolidated Statements of Stockholders' Equity for the Years
          Ended January 31, 1997, 1996 and 1995................................. 27

       Consolidated Statements of Cash Flows for the Years Ended
          January 31, 1997, 1996 and 1995 ...................................... 28

       Notes to Consolidated Financial Statements............................... 30

          Schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

INDEPENDENT AUDITORS' REPORT

Layne Christensen Company:

         We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (together, the "Company") as of January 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1997 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP


Kansas City, Missouri
March 7, 1997

                   Layne Christensen Company and Subsidiaries
                           Consolidated Balance Sheets
                         As of January 31, 1997 and 1996
                            (In Thousands of Dollars)

                  ASSETS                                 1997              1996
                                                      ----------         ------
Current assets:
    Cash and cash equivalents                          $  1,697           $    382
    Customer receivables, less allowance
      of $1,002 and $887, respectively                   32,031             33,572
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                  10,284              9,777
  Inventories                                            17,739             15,495
  Deferred income taxes                                   6,356              7,082
  Other                                                   1,675              1,305
                                                       --------           --------
               Total current assets                      69,782             67,613
                                                       --------           --------

Property and equipment:
  Land                                                    7,922              4,469
  Buildings                                              13,555             12,064
  Machinery and equipment                               101,945             93,497
                                                       --------           --------
                                                        123,422            110,030
    Less--Accumulated depreciation                      (69,015)           (62,141)
                                                       --------           --------
               Net property and equipment                54,407             47,889
                                                       --------           --------

Other assets:
  Investment in foreign affiliates                       17,172             14,921
  Investment in domestic affiliate                         -                 2,203
  Intangible assets, at cost less accumulated
    amortization                                            521                525
  Property and equipment held for sale                      713                198
  Other                                                   1,055                828
                                                       --------           --------
               Total other assets                        19,461             18,675
                                                       --------           --------
                                                       $143,650           $134,177
                                                       ========           ========

                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                     Consolidated Balance Sheets(Continued)
                         As of January 31, 1997 and 1996
                (In Thousands of Dollars, except per share data)


       LIABILITIES AND STOCKHOLDERS' EQUITY                                     1997                   1996
       ------------------------------------                                 ------------           --------
Current liabilities:

    Accounts payable                                                          $  12,550             $  13,225
    Current maturities of long-term debt                                            114                   105
    Accrued compensation                                                          8,348                 8,869
    Accrued insurance expense                                                     5,410                 4,936
    Accrued integration costs                                                       787                 2,703
    Other accrued expenses                                                        6,876                 7,088
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                           6,054                 3,891
                                                                              ---------             ---------
                   Total current liabilities                                     40,139                40,817
                                                                              ---------             ---------
Non-current and deferred liabilities:
    Long-term debt                                                               30,314                28,428
    Deferred income taxes                                                         3,307                 2,323
    Accrued insurance expense                                                     5,775                 6,198
    Other                                                                         1,451                 2,439
                                                                              ---------             ---------
                   Total non-current and deferred

                      liabilities                                                40,847                39,388
                                                                              ---------             ---------

Contingencies

Stockholders' equity:
    Preferred stock, par value $.01 per share,
       5,000,000 shares authorized, none issued
       and outstanding                                                              -                     -
    Common stock, par value $.01 per share,
       30,000,000 shares authorized, 8,871,467
       and 8,839,845 shares issued and outstanding,
       respectively                                                                  89                    88
    Capital in excess of par value                                               39,293                38,954
    Retained earnings                                                            24,187                16,170
    Notes receivable from management stockholders                                  (199)                 (313)
    Unrecognized pension cost                                                      (624)                 (777)
    Cumulative translation adjustment                                               (82)                 (150)
                                                                              ---------             ---------
                   Total stockholders' equity                                    62,664                53,972
                                                                              ---------             ---------
                                                                              $ 143,650             $ 134,177
                                                                              =========             =========





                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                        Consolidated Statements of Income
                 For the Years Ended January 31, 1997, 1996 and
              1995 (In Thousands of Dollars, except per share data)


                                                       1997                  1996                1995
                                                   ------------          -----------          ----------
Revenues:
  Service revenues                                   $ 196,544            $ 153,755            $ 156,121
  Product sales                                         26,309               13,516               10,709
                                                     ---------            ---------            ---------
            Total revenues                             222,853              167,271              166,830
                                                     ---------            ---------            ---------
Cost of revenues (exclusive of
  depreciation shown below):
  Cost of service revenues                             142,562              111,061              115,231
  Cost of product sales                                 19,040               11,017                8,583
                                                     ---------            ---------            ---------
            Total cost of revenues                     161,602              122,078              123,814
                                                     ---------            ---------            ---------
Gross profit                                            61,251               45,193               43,016
Selling, general and administrative
  expenses                                              38,956               28,260               28,860
Depreciation                                            10,974                8,233                7,811
                                                     ---------            ---------            ---------
Operating income                                        11,321                8,700                6,345
Other income (expense):
  Equity earnings of foreign
     affiliates                                          3,895                  -                    -
  Interest                                              (2,447)                (767)                (779)
  Other, net                                               161                  407                  (84)
                                                     ---------            ---------            ---------
Income before income taxes                              12,930                8,340                5,482
Income tax expense                                       4,913                3,753                2,522
                                                     ---------            ---------            ---------
Net income                                           $   8,017            $   4,587            $   2,960
                                                     =========            =========            =========

Net income per common and dilutive
  equivalent share                                   $    0.88            $    0.61            $    0.40
                                                     =========            =========            =========

Weighted average number of common and dilutive
  equivalent shares outstanding:
     Weighted average shares
        outstanding                                  8,865,000            7,451,000            7,301,000
     Dilutive stock options                            281,000               66,000               47,000
                                                     ---------            ---------            ---------
                                                     9,146,000            7,517,000            7,348,000
                                                     =========            =========            =========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For the Years Ended January 31, 1997, 1996 and 1995
                            (In Thousands of Dollars)

                                                                                       Notes
                                                                                     Receivable
                                     Common Stock       Capital in                      from        Unrecognized     Cumulative
                                     ------------        Excess of    Retained       Management       Pension       Translation
                                   Shares      Amount    Par Value    Earnings      Stockholders        Cost         Adjustment
                                   ------      ------    ---------    --------      ------------        ----         ----------

Balance, February 1, 1994         7,301,002    $   73      $29,580     $ 8,623         $ (391)        $  (516)        $  (21)
  Issuance of notes
     receivable from
     management                         -         -            -           -              (50)             -              -
  Payments on notes
     receivables                        -         -            -           -              106              -              -
  Unrecognized pension
     liability                          -         -            -           -               -               28             -
  Net income                            -         -            -         2,960             -               -              -
  Cumulative translation
     adjustment                         -         -            -            -              -               -             (119)
                                  ---------    ------      -------     -------         ------         -------          ------
Balance, January 31, 1995         7,301,002        73       29,580      11,583           (335)           (488)           (140)
  Issuance of stock for
     acquisition                  1,506,194        15        9,158         -               -               -              -
  Issuance of stock for
     incentive compensation
     program                         32,649       -            216         -               -               -              -
  Payments on notes
     receivable                         -         -            -           -              22               -              -
  Unrecognized pension
     liability                          -         -            -           -               -             (289)            -
  Net income                            -         -            -         4,587             -               -              -
  Cumulative translation
     adjustment                         -         -            -           -               -               -              (10)
                                  ---------    ------      -------     -------         ------         -------          ------
Balance, January 31, 1996         8,839,845        88       38,954      16,170           (313)           (777)           (150)
  Issuance of stock for
     incentive compensation
     program                         31,622         1          339         -               -               -              -
  Payments on notes
     receivable                         -         -            -           -              114              -              -
  Unrecognized pension
     liability                          -         -            -           -               -             153              -
  Net income                            -         -            -         8,017             -               -              -
  Cumulative translation
     adjustment                         -         -            -           -               -               -               68
                                  ---------    ------      -------     -------         ------         -------          ------
Balance, January 31, 1997         8,871,467    $   89      $39,293     $24,187         $ (199)        $  (624)         $  (82)
                                  =========    ======      =======     =======         ======         =======          ======


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Years Ended January 31, 1997, 1996 and 1995
                            (In Thousands of Dollars)

                                                                          1997             1996            1995
                                                                       ---------        ----------      ----------
Cash flow from operating activities:
    Net income                                                         $  8,017         $  4,587         $  2,960
    Adjustments to reconcile net income
        to cash from operations:
        Depreciation and amortization                                    11,261            8,392            7,978
        Deferred income taxes                                             1,710              (48)             677
        Equity earnings of foreign affiliates                            (3,895)              -                -
        Dividends received from foreign
           affiliates                                                     1,990              279               -
        (Gain) loss from disposal of property and
           equipment                                                        110             (330)            (164)
        Changes in current assets and liabilities,
           net of effects from acquisitions:
           (Increase) decrease in customer
               receivables                                                2,275           (1,490)           1,884
           Increase in costs and estimated
               earnings in excess of billings
               on uncompleted contracts                                    (507)            (402)          (1,059)
           (Increase) decrease in inventories                            (1,623)            (345)             996
           (Increase) decrease in other current
               assets                                                      (370)            (185)           1,202
           Increase (decrease) in accounts
               payable and accrued expenses                              (2,987)          (5,374)           8,478
           Increase in billings in excess of
               costs and estimated earnings on
               uncompleted contracts                                      2,163            1,304              786
        Other, net                                                       (1,028)             880             (430)
                                                                       --------         --------         --------
        Cash from operating activities                                   17,116            7,268           23,308
                                                                       --------         --------         --------
Cash flow from investing activities:
    Additions to property and equipment                                 (18,544)         (12,454)          (8,732)
    Proceeds from disposal of property and
        equipment                                                         1,070              798              348
    Proceeds from disposal of property held for
        disposal                                                             -               486            1,386
    Acquisition, net of cash acquired                                        -           (22,801)             -
    Investment in foreign affiliate                                        (346)            (200)             -
    Investment in domestic affiliate                                        282             (118)             -
                                                                       --------         --------         --------
        Cash from investing activities                                  (17,538)         (34,289)          (6,998)
                                                                       --------         --------         --------


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
               Consolidated Statements of Cash Flows - (Continued) For the Years Ended January 31, 1997, 1996 and 1995
                            (In Thousands of Dollars)

                                                                        1997              1996            1995
                                                                     ---------         ---------       ---------
Cash flow from financing activities:
    Proceeds from long-term debt                                     $ 25,000          $ 25,000        $    -
    Net borrowings under revolving credit
        facility                                                          500             3,500             -
    Repayments of long-term debt                                      (23,605)           (1,508)        (21,900)
    Issuance of notes receivable from
        management stockholders                                            -                -               (50)
    Payments on notes receivable from
        management stockholders                                           114                22             106
    Debt issuance costs                                                  (272)             (190)            (92)
                                                                     --------           -------        --------
           Cash from financing activities                               1,737            26,824         (21,936)
                                                                     --------           -------        --------
Effects of exchange rate changes on cash                                   -                --             (401)
                                                                     --------           -------        --------
Net increase (decrease) in cash and cash
    equivalents                                                         1,315              (197)         (6,027)
Cash and cash equivalents at beginning
    of year                                                               382               579           6,606
                                                                     --------           -------        --------
Cash and cash equivalents at end of year                             $  1,697           $   382        $    579
                                                                     ========           =======        ========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies

    Description of Business--Layne Christensen Company and subsidiaries (together, the "Company") provides comprehensive services for water well drilling (including related equipment sales), well and pump repair and maintenance and environmental drilling in most regions in the United States, and provides mineral exploration drilling services primarily in the western United States, Mexico and Canada. Its customers include municipalities, industrial companies, mining companies, environmental consulting and engineering firms and, to a lesser extent, agribusiness. In addition, the Company manufactures diamond core bits, drilling rigs and other equipment utilized in the mineral exploration, mine development and pre-construction analysis markets throughout the United States and internationally.

         Fiscal Year - References to years are to the fiscal years then ended.

         Investment in Affiliated Companies - Investments in affiliates (33% to 50% owned) in which the Company exercises significant influence over operating and financial policies are accounted for on the equity method.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Financial information for the Company's foreign subsidiaries and affiliates is reported in the Company's consolidated financial statements on a one month lag.

         Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Foreign Currency Transactions and Translation - The cash flows and financing activities of the Company's Mexican subsidiary are primarily denominated in the U.S. dollar. Accordingly, this subsidiary uses the U.S. dollar as its functional currency and translates monetary assets and liabilities at year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, certain cost of revenues and selling expenses. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence.

         Other foreign subsidiaries and affiliates use local currencies as their functional currency. Assets and liabilities have been translated to U.S. dollars at year-end exchange rates. Income and expense items have been translated at exchange rates which approximate the average of the rates prevailing during each year. Translation adjustments are reported as a separate component of stockholders' equity.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies--(Continued)

         Net foreign currency transaction gains and losses for 1997 and 1996 are not significant. Included in the consolidated statement of income for 1995 are net losses of $474,000.

         Revenue Recognition - Revenue is recognized on large, long-term contracts using the percentage of completion method based upon materials installed and labor costs incurred. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue is recognized on smaller, short-term contracts using the completed contract method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

         Inventories - The Company values inventories at the lower of cost (first-in, first-out, including material, labor, and manufacturing overhead costs) or market (in thousands of dollars):

                                                                1997           1996
                                                              -------         ------
                  Raw materials                               $ 1,790         $ 2,070
                  Work in process                               1,568             846
                  Finished products, parts and supplies        14,381          12,579
                                                              -------         -------
                    Total                                     $17,739         $15,495
                                                              =======         =======

         Property and Equipment and Related Depreciation - Property and equipment (including major renewals and improvements) are recorded at cost. Property and equipment held for sale is carried at the lower of depreciated cost or estimated net realizable value. Depreciation is provided using the straight-line method. The lives used for the more significant items within each property classification are as follows:

                                                            Years
                                                            -----
                  Buildings                                 15 - 35
                  Machinery and equipment                    3 - 10

         Intangible Assets - Intangible assets consist of purchased technical manuals, well records and other assets which are being amortized over their estimated economic lives which, for the more significant items, range from three to thirty-five years. Amortization expense for intangible assets was $116,000, $125,000 and $144,000 for 1997, 1996 and 1995, respectively. Accumulated amortization of intangible assets at January 31, 1997 and 1996 was $709,000 and $593,000, respectively.

         Impairment of Long-Lived Assets - At each balance sheet date, a determination is made by management as to whether the value of long-lived assets, including intangible assets and assets to be disposed of, has been impaired. The determination is based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies--(Continued)

         Effective February 1, 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption did not have a material effect on the consolidated financial statements.

         Accrued Insurance Expense - Costs estimated to be incurred in the future for employee medical benefits and casualty insurance programs resulting from claims which have occurred are accrued currently. Under the terms of the Company's agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies (see Note 10).

         Fair Value of Financial Instruments - SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate that value. The carrying amounts of financial instruments including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 1997 and 1996 because of the relatively short maturity of those instruments. See Note 8 for disclosure regarding indebtedness of the Company.

         Consolidated Statements of Cash Flows - Highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered cash equivalents. The Company's cash equivalents consist principally of funds deposited in a short-term asset management account and are carried at cost which approximates market. The amounts paid for income taxes and interest are as follows (in thousands of dollars):

                                    1997              1996             1995
                                  -------           -------          ------
          Income taxes            $ 2,855           $ 3,743          $ 1,625
          Interest                  1,750               631              785

          Supplemental Noncash Transactions--In 1996, the Company issued 1,506,194 shares of common stock in connection with an acquisition of a business (see Note 2). The following table summarizes the Company's acquisition in 1996 (in thousands of dollars):

                  Fair value of assets acquired                 $ 49,674
                  Less: liabilities incurred or assumed           26,873
                                                                --------
                  Cash paid, net of cash acquired               $ 22,801
                                                                ========

          In 1997 and 1996, the Company issued 31,622 and 32,649 shares, respectively, of common stock to employees related to 1996 and 1995 compensation awards. Total value of these awards was approximately $340,000 and $216,000, respectively, which was accrued at January 31, 1996 and 1995, respectively.

          Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. See Note 5.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(1) Summary of Significant Accounting Policies--(Continued)

          Earnings Per Share - Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method except when their effect is antidilutive.

          Stock-Based Compensation - Effective February 1, 1996, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS 123, stock-compensation would be accounted for based on the estimated fair value of the awards at the date they are granted. As permitted by the Statement, the Company will continue to account for its stock-based compensation programs (see Note 9) under APB Opinion No. 25 which requires compensation cost to be recognized based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock. Pro forma net income and earnings per share for 1997, determined as if the new method had been applied, would have been $7,842,000 and $0.86, respectively. As there were no options granted during 1996, there is no pro forma effect on 1996 results. Because the SFAS 123 method of accounting has not been applied to options granted prior to 1996, the pro forma compensation cost may not be representative of that to be expected on a pro forma basis in future years.

          Reclassifications - Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

(2)  Acquisitions

          Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), on December 28, 1995, the Company purchased all of the outstanding shares and options for common stock of Christensen Boyles Corporation ("CBC") for approximately 1,506,000 shares of restricted common stock of the Company and approximately $9,056,000 in cash and accrued $2,800,000 (and related tax benefits of $1,081,000) for integration costs and $460,000 for transaction costs. The restricted common stock of the Company issued in connection with the Merger was valued at $6.09 per share, as determined by a fair market-value analysis conducted by an independent investment banking firm. The acquisition is referred to as the "Merger". The Company also paid-off approximately $13,971,000 and assumed $1,491,000 of CBC's existing indebtedness. A portion of the cost of the Merger was financed by a $25,000,000 term loan (see Note 8). The Company's consolidated results include the operations of CBC from the date of acquisition. The Merger was accounted for using the purchase method of accounting. The purchase price of $20,408,000 was allocated based on estimated fair values at the date of the Merger.

          Pursuant to the Merger Agreement, as of January 31, 1997, a total of 646,187 shares of the Company's common stock remain deposited in escrow with an independent escrow agent to provide security to the Company for the accuracy and performance of the covenants and warranties made by the parties to the Merger Agreement (other than the Company). All such shares are shown as outstanding and issued as of the date of the Merger. The shares are to be released from escrow on the second and third anniversary of the Merger, pending any claims filed.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(2)  Acquisitions--(Continued)

          The integration costs accrued in connection with the acquisition included costs for consolidating certain CBC facilities into Company facilities and closing one CBC manufacturing facility. The remaining balance of $787,000 at January 31, 1997 consists primarily of lease termination costs, employee termination benefits, and asset relocation costs. These actions are expected to be substantially completed during 1998.

(3) Investments in Foreign Affiliates

          Primarily as a result of the Merger (see Note 2), the Company has investments in foreign affiliates. The Company's investments in foreign affiliates are carried at the Company's equity in the underlying net assets plus an additional $4,753,000 as a result of purchase accounting. This additional amount is being amortized over the remaining useful lives of the applicable underlying assets ranging from 20-35 years. Accumulated amortization at January 31, 1997 was $130,000. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows:

                                                     Percentage
                                                        Owned
                                                     -----------
          Christensen Chile, S.A. (Chile)              49.99%
          Christensen Commercial, S.A. (Chile)         50.00%
          Geotec Boyles Bros., S.A. (Chile)            49.75%
          Boyles Bros. Diamantina, S.A. (Peru)         35.375%
          Christensen Commercial, S.A. (Peru)          50.00%
          Geotec, S.A. (Peru)                          35.375%
          Boytec, S.A. (Panama)                        49.99%
          Technidrill, Ltd. (France)                   49.00%
          Christensen Boyles GmbH (Germany)            33.35%
          Plantation International(Chile)              50.00%

          Financial information from foreign affiliates is reported on a one month lag. As the Company had no investments in foreign affiliates prior to December 28, 1995, no equity in earnings was recorded for the period December 28, 1995 (the CBC acquisition date) to January 31, 1996. Such amount is not considered significant. Summarized financial information of the Company's foreign affiliates, as of January 31, 1997 and 1996 and for the year ended January 31, 1997 were as follows (in thousands of dollars):

                                                        1997             1996
                                                       -------          ------
                  Total assets                         $68,576           $52,237
                  Total liabilities                     35,993            30,157
                  Revenues                              94,182               -
                  Gross profit                          69,577               -
                  Operating income                      14,651               -
                  Net income                            10,043               -

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(3) Investments in Foreign Affiliates--(Continued)

          The Company has transactions and balances with foreign affiliates which resulted in the following amounts being included in the consolidated financial statements as of January 31, 1997 and 1996 and for the years then ended (in thousands of dollars):

                                                         1997              1996
                                                       -------           ------
                  Accounts receivable                   $1,480            $1,116
                  Revenues                               5,924               322

          Undistributed equity earnings of foreign affiliates totaled $1,905,000 as of January 31, 1997.

(4) Costs and Estimated Earnings on Uncompleted Contracts

                                                                                  1997                 1996
                                                                                --------             --------
                                                                                   (in thousands of dollars)
          Costs incurred on uncompleted contracts                               $ 44,165             $ 30,672
          Estimated earnings                                                      19,453               14,764
                                                                                --------             --------
                                                                                  63,618               45,436
          Less:  Billings to date                                                 59,388               39,550
                                                                                --------             --------
                                                                                $  4,230             $  5,886
                                                                                ========             ========
          Included in accompanying balance
            sheets under the following captions:
            Costs and estimated earnings in excess
              of billings on uncompleted contracts                              $ 10,284             $  9,777
            Billings in excess of costs and estimated
              earnings on uncompleted contracts                                   (6,054)              (3,891)
                                                                                --------             --------
                                                                                $  4,230             $  5,886
                                                                                ========             ========

          The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(5) Income Taxes

          Income before income taxes is as follows (in thousands of dollars):

                                                                 1997             1996              1995
                                                               -------          --------          ------
          Domestic                                             $ 8,206          $ 8,551           $ 5,121
          Foreign                                                4,724             (211)              361
                                                               -------          -------           -------
                                                               $12,930          $ 8,340           $ 5,482
                                                               =======          =======           =======

          Components of the income tax expense are (in thousands of dollars):

                                                                 1997             1996             1995
                                                               -------          --------         ------
          Currently due:
            U.S. Federal and state                             $ 2,406          $ 3,851          $  1,679
            Foreign                                                893             (230)              183
                                                               -------          -------          --------
                                                                 3,299            3,621             1,862
                                                               -------          -------          --------
          Deferred:
            U.S. Federal and state                               1,157             (189)              660
            Foreign                                                457              321               --
                                                               -------          -------          -------
                                                                 1,614              132               660
                                                               -------          -------          --------
                                                               $ 4,913          $ 3,753           $ 2,522
                                                               =======          =======           =======

          Deferred income taxes result from temporary differences between the financial statement and tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects are (in thousands of dollars):

                                                         1997                                    1996
                                        ----------------------------------       -----------------------------------
                                         Assets      Liabilities     Total       Assets       Liabilities     Total
                                         ------      -----------     -----       ------       -----------     -----
Contract income                         $ 2,642      $     -      $  2,642      $ 1,271        $     -       $ 1,271
Accrued insurance
 expense                                  1,521            -         1,521        1,447              -         1,447
Employee compensation                       801            -           801          688              -           688
Bad debts                                   338            -           338          370              -           370
Inventory reserves                          607            -           607        1,229              -         1,229
Product guaranty                            186            -           186          282              -           282
Accrued acquisition
   integration costs                        294            -           294        1,044              -         1,044
Other                                       531          (564)         (33)         998            (247)         751
                                        -------       -------      -------      -------        --------      -------
       Current                            6,920          (564)       6,356        7,329            (247)       7,082
                                        -------       -------      -------      -------        --------      -------
Accelerated depreciation                     -         (6,562)      (6,562)          -           (6,225)      (6,225)
Accrued insurance expense                 2,154            -         2,154        2,394              -         2,394
Net operating loss
   carryforward                             694            -           694        1,178              -         1,178
Employee compensation                        -           (205)        (205)          -             (219)        (219)
Other                                       626           (14)         612          613             (64)         549
                                        -------       -------      -------      -------         -------      -------
       Noncurrent                         3,474        (6,781)      (3,307)       4,185          (6,508)      (2,323)
                                        -------       -------      -------      -------         -------      -------

                                        $10,394       $(7,345)     $ 3,049      $11,514         $(6,755)     $ 4,759
                                        =======       =======      =======      =======         =======      =======

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(5) Income Taxes--(Continued)

           For the year ended January 31, 1997, deferred income tax assets, net of deferred income tax liabilities, decreased by $1,710,000. Of this decrease, $1,614,000 was recorded as deferred income tax expense in the income tax provision and $96,000 was recorded in Stockholder's Equity pursuant to the application of SFAS No. 87, "Employers Accounting for Pensions" (see Note 7). Management has determined that no valuation allowance for the deferred tax assets is necessary based on all available evidence.

           For Federal income tax purposes, the Company has a tax net operating loss carryforward of $1,862,000 relating to the company acquired in the Merger (see Note 2) and therefore subject to certain restrictions, which expires during the years ending 2008, 2009 and 2010.

At January 31, 1997, undistributed earnings of foreign subsidiaries and foreign affiliates include $11,375,000 for which no U.S. Federal income and foreign withholding taxes have been provided as foreign tax credits should become available under current tax law to significantly reduce or eliminate the resulting U.S. income tax liability.

           A reconciliation of the total income tax expense to the statutory federal rate is as follows (in thousands of dollars):

                                                     1997                    1996                       1995
                                               -----------------       -----------------          ----------------
                                                   Effective               Effective                 Effective
                                               Amount       Rate       Amount       Rate          Amount      Rate
                                               ------       ----       ------       ----          ------      ----
Income tax at statutory
  rate                                        $4,397       34.0%         $2,836    34.0%          $1,864       34.0%
State income tax, net of
  federal income tax benefit                     570        4.4             355     4.3              290        5.3
Difference in tax expense
  resulting from:
  Non-deductible expenses                        692        5.4             618     7.4              322        5.9
  Income of foreign affiliates                  (774)      (6.0)             -        -               -         -
  Other, net                                      28         .2             (56)    (.7)              46         .8
                                              ------      -----          ------    ----           ------       ----
                                              $4,913       38.0%         $3,753    45.0%          $2,522       46.0%
                                              ======      ======         ======    ====           ======       ====

(6) Leases

        Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year from January 31, 1997 are as follows (in thousands of dollars):

                           1998                                 $ 4,178
                           1999                                   2,648
                           2000                                   1,645
                           2001                                     403
                           2002                                      16

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(6) Leases--(Continued)

         Principal operating leases are for equipment, office and shop facilities. Equipment leases are primarily for automobiles and small trucks, which are leased from independent leasing companies under master lease arrangements. Rent expense under operating leases (including minor amounts of contingent rental payments) was $5,010,000, $3,298,000 and $2,749,000, in 1997,
1996 and 1995, respectively.

(7) Employee Benefits Plans

         The Company sponsors pension plans covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits are computed based mainly on years of service. The Company makes annual contributions to the plans substantially equal to the amounts required to maintain the qualified status of the plans. Contributions are intended to provide for benefits related to past and current service with the Company. Assets of the plans consist primarily of stocks, bonds and government securities.

         The following table sets forth the plans' funded status as of December 31, 1996 and 1995 (the measurement dates) and the amounts recognized in the Company's balance sheets at January 31, 1997 and 1996 (in thousands of dollars):

                                                                                 1997             1996
                                                                                 ----             ----
Accumulated vested benefit obligations                                         $ 4,832           $ 4,794
Accumulated non-vested benefit obligation                                          117               107
                                                                               -------           -------
Accumulated benefit obligations                                                $ 4,949           $ 4,901
                                                                               =======           =======

Projected benefit obligations for service
  rendered to date                                                              (4,949)           (4,901)
Plan assets at fair value                                                        4,398             4,049
                                                                               -------           -------
Projected benefit obligation in excess
  of plan assets                                                                  (551)             (852)
Unrecognized net loss                                                            1,365             1,672
Prior service cost not yet recognized in
  net periodic pension cost                                                         92               128
Unrecognized net obligation being recognized
  over the average expected remaining life
  of the participants                                                             (345)             (407)
Adjustment required to recognize minimum
  liability                                                                     (1,109)           (1,393)
                                                                               -------           -------
Pension liability recognized in the balance
  sheets                                                                       $  (548)          $  (852)
                                                                               =======           =======
Net periodic pension cost for 1997, 1996 and 1995 includes the following components (in thousands of dollars):

                                                                      1997              1996            1995
                                                                     ------            ------          ------
Service cost                                                         $  171             $ 140           $  173
Interest cost                                                           357               336              317
Actual return on assets                                                (343)             (602)              74
Net amortization                                                         88                42               81
Deferred asset gain (loss)                                              (29)              307             (345)
                                                                     ------             -----           ------
                                                                     $  244             $ 223           $  300
                                                                     ======             =====           ======

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(7) Employee Benefits Plans--(Continued)

         In accordance with SFAS No. 87, at January 31, 1997 and 1996 the Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset of $92,000 and $128,000, respectively. The unrecognized pension cost has been recorded as a charge to stockholders' equity after giving effect to the related future tax benefit.

         The projected benefit obligation for 1997, 1996 and 1995 was computed using a discount rate of 7.50%, 7.25% and 8.25%, respectively, and an estimated long-term rate of return on assets of 8.75%. Benefit level assumptions for 1997, 1996 and 1995 are based on fixed amounts per year of credited service.

         The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $638,000, $517,000 and $474,000 in 1997, 1996 and 1995, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

         The Company's salaried and certain hourly employees participate in Company-sponsored, defined contribution plans. Company contributions are determined annually at the discretion of the Board of Directors of the Company. Total expense for the Company's portion of these plans was $1,264,000, $802,000 and $862,000 in 1997, 1996 and 1995, respectively. The Company reserves the right to amend or terminate the plans, but the Company cannot recover contributions already paid.

(8) Indebtedness

         On March 15, 1996, the Company executed a credit agreement ("Credit Agreement") with a bank group which replaced a previous credit agreement ("Previous Credit Agreement"). The Credit Agreement provides a revolving cash borrowing facility of up to $30,000,000, less any outstanding letter of credit commitments by the bank group. As of January 31, 1997, letters of credit in an aggregate amount of $4,904,000 had been issued on behalf of the Company.

         The Credit Agreement is unsecured, but is guaranteed by certain of the Company's domestic subsidiaries. The Credit Agreement limits the amount available for the payment of cash dividends to $1,000,000 plus 25% of cumulative net income after January 31, 1995. At January 31, 1997, the Company's retained earnings available for cash dividends was $4,151,000 based on this limitation. The Credit Agreement also contains significant covenants including restrictions on incurrence of additional indebtedness and liens, sale of assets or other dispositions, transactions with affiliates and certain financial maintenance covenants, including among others, minimum interest coverage, minimum net worth, and maximum leverage ratios. In addition, the Credit Agreement contains a provision providing for the accelerated maturities of all outstanding balances if there is an unapproved change of control in the Company. The Credit Agreement expires on March 15, 1999.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(8) Indebtedness--(Continued)

         The Credit Agreement provides for interest at variable rates equal to, at the Company's option, the Bank of America Illinois ("BAI") interbank eurodollar rate (which generally is approximately equal to LIBOR; 5.4375% at January 31, 1997) plus .75% to 1.25% (depending on interest coverage and debt ratios) or the BAI Alternate Reference Rate (as defined in the loan agreement; 8.25% at January 31, 1997). The variable interest rates on the outstanding balances approximate the current market rates.

         Maximum borrowings outstanding under the Company's then existing credit agreements during 1997, 1996 and 1995 were $7,500,000, $18,000,000 and
$2,500,000, respectively, and the average outstanding borrowings were $4,875,000, $6,042,000 and $675,000, respectively. The weighted average interest rate was 7.5%, 7.9% and 8.5%, respectively.

         On December 28, 1995, the Company executed an amendment to the Previous Credit Agreement to provide a $25,000,000 term loan facility ("Term Loan") to the Company to finance the Merger (see Note 2). The Term Loan provided for interest at rates equal to the Credit Agreement except that the margin on interbank eurodollar loans was 1.25%.

         The Term Loan was replaced on March 15, 1996 with the private placement of an unsecured note agreement for the issuance and sale of $25,000,000 aggregate principal amount of senior notes ("Senior Notes"). The Senior Notes bear a fixed interest rate of 6.75% and will be due March 15, 2006 with annual installments of $3,571,000 beginning March 15, 2000. As of January 31, 1997 and 1996, such interest rate approximates market for similar securities. Financial guarantees and covenants are similar to those in the Credit Agreement.

         In connection with the Merger (see Note 2), the Company assumed a mortgage loan with an insurance company which is secured by the Company's manufacturing facility in Salt Lake City, Utah. The mortgage loan provides for monthly installments of $19,000 through September 2000 with a final payment in October, 2000 of $963,000. The interest rate is fixed during the term of the Mortgage Loan at 8.64%. As of January 31, 1997 and 1996, such interest rate approximates market for similar securities.

         Loan costs incurred in securing long-term financing are amortized over the term of the respective loan agreement. Amortization of these costs for 1997, 1996 and 1995 was $171,000, $34,000 and $92,000, respectively. Amortization of loan costs is included in interest expense in the statements of income.

Long-term debt is as follows (in thousands of dollars):

                                                         1997            1996
                                                         ----            ----
             Senior Notes                              $25,000              -
             Term loan                                     -            $23,500
             Revolving debt                              4,000            3,500
             Mortgage loan                               1,428            1,533
                                                       -------          -------
                                                        30,428           28,533
             Less current maturities                       114              105
                                                       -------          -------
             Total long-term debt - net                $30,314          $28,428
                                                       =======          =======

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(8) Indebtedness--(Continued)

         As of January 31, 1997, long-term debt matures as follows (in thousands of dollars):

                           1998                                        $   114
                           1999                                            124
                           2000                                          4,136
                           2001                                          4,624
                           2002                                          3,571
                           Thereafter                                   17,859

(9) Stock and Stock Option Plans

         The Company has reserved 500,000 shares of common stock for issuance under Employee Incentive Compensation Plans. Issuance of shares under the Plans is based on performance as determined annually by a committee appointed by the Company's Board of Directors. During 1997 and 1996, 31,622 and 32,649 shares, respectively, were issued at $10.75 and $6.63 per share, respectively.

         The Company also has two stock option plans which provide for the granting of options to purchase up to an aggregate of 1,000,000 shares of Common Stock at a price fixed by the Board of Directors or a committee.

                                                   Shares Under Option              Shares Exercisable
                                                 -------------------------      ---------------------------
                                                               Weighted                            Weighted
                                               Number of        Average         Number of           Average
                                                 Shares          Price           Shares              Price
                                               ---------       --------         ---------          --------
Stock Option Activity Summary:
Outstanding, January 31, 1994                  486,232          $5.784            103,456          $2.733
     Granted                                    39,000           6.375                -
     Canceled                                  (58,317)          7.000            (11,663)
     Vested                                        -                -              71,152
                                              --------                           --------
Outstanding, January 31, 1995                  466,915            5.681           162,945           4.106
     Granted                                       -                -                 -
     Canceled                                      -                -                 -
     Vested                                        -                -              78,948
                                               -------                           --------
Outstanding, January 31, 1996                  466,915           5.681            241,893           4.907
     Granted                                   191,500          10.748                -
     Canceled                                  (16,500)         10.500                -
     Vested                                        -                -             110,651
                                               --------                          --------
Outstanding, January 31, 1997                   641,915          7.069            352,544           5.779
                                               ========                          ========

         As of January 31, 1997, the range of exercise prices for outstanding options was $.58 to $13.375, and the weighted average remaining contractual term was 6.8 years. The options generally have a ten year term from date of grant and vest ratably over five years.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(10) Contingencies

         The Company provides environmental drilling and consulting services that are related to the cleanup of hazardous substances, toxic wastes and other pollutants. Rendering these services exposes the Company to potential significant liability for claims related to the costs of environmental remediation and other damages. The Company has obtained a "claims made" pollution liability policy limited to $20,000,000 for any individual claim and $20,000,000 for all claims in the aggregate made under such policy during the policy's three year term. While the Company believes this is a cost effective level of environmental insurance coverage in light of the risks associated with its business, no assurance can be given that the amount and scope of coverage will be adequate.

         The Company's former parent corporation, The Marley Company ("Marley"), maintains insurance reserves for the Company on its financial statements to cover expected losses under various casualty insurance policies for occurrences prior to April 30, 1992. Those reserves were funded through intercompany charges to the Company, which were calculated on the basis of the estimated insured losses incurred by the Company. The Company has indemnified Marley for claims or retroactive insurance premiums on those policies that exceed the amount of reserves attributable to the Company's estimated losses through April 30, 1992. The Company believes that the amount of such reserves will be sufficient to cover its reasonably anticipated insured losses under past insurance policies. Pursuant to an agreement with Marley, in July 1997, Marley will make payment to the Company in the amount of the remaining reserves at that date, and the Company will be responsible for any remaining incurred but unpaid claims or losses.

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

(11)     Segment Information and Foreign Operations

         The Company is a multi-national company operating predominantly in two industry segments: as a drilling company with wholly-owned operations in the United States, Mexico, Canada and Thailand, and as a manufacturer and supplier of drilling equipment, parts and supplies. The manufacturing and supply operations are primarily in the United States. Refer to Note 3 for information on other foreign investments.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(11)     Segment Information and Foreign Operations--(Continued)

         Revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization pertaining to the segments in which the Company operates are presented below (in thousands of dollars). Intersegment sales are accounted for based on the estimated fair market value of the products sold. In computing operating income for foreign subsidiaries, no allocations of general corporate expenses have been made. Identifiable assets of foreign subsidiaries are those assets related to the operations of those subsidiaries. Corporate assets are all other assets of the Company not directly associated with an operating segment, and consist primarily of cash, deferred income taxes and investments in foreign affiliates (see Note 3).

Revenues                                                             1997               1996            1995
                                                                     ----               ----            ----
     Drilling
         United States                                             $171,704           $143,162        $150,036
         Foreign                                                     24,840             10,593           6,085
                                                                   --------           --------        --------
              Total Drilling                                        196,544            153,755         156,121
         Manufacturing and Supply                                    41,572             23,232          17,935
         Intersegment revenues                                      (15,263)            (9,716)         (7,226)
                                                                   --------           --------        --------
              Total Manufacturing and Supply                         26,309             13,516          10,709
                                                                   --------           --------        --------
                                                                   $222,853           $167,271        $166,830
                                                                   ========           --------        ========
Operating Income
     Drilling
         United States                                             $ 13,844           $ 14,107        $ 15,073
         Foreign                                                      2,159                409           1,037
                                                                   --------           --------        --------
              Total Drilling                                         16,003             14,516          16,110
         Manufacturing and Supply                                     1,390              1,625             536
         Corporate                                                   (6,072)            (7,441)        (10,301)
                                                                   --------           --------        --------
                                                                   $ 11,321           $  8,700        $  6,345
                                                                   ========           ========        ========
Identifiable Assets
     Drilling
         United States                                             $ 74,113           $ 70,866        $ 60,678
         Foreign                                                     16,484             15,616           6,206
                                                                   --------           --------        --------
              Total Drilling                                         90,597             86,482          66,884
         Manufacturing and Supply                                    24,917             20,622           5,008
         Corporate                                                   28,136             27,073           9,165
                                                                   --------           --------        --------
                                                                   $143,650           $134,177        $ 81,057
                                                                   ========           ========        ========
Capital Expenditures
     Drilling                                                      $ 18,071            $12,383          $8,723
     Manufacturing and Supply                                           473                 71               9
                                                                   --------            -------          ------
                                                                   $ 18,544            $12,454          $8,732
                                                                   ========            =======          ======
Depreciation and Amortization
     Drilling                                                      $ 10,776            $ 8,375         $ 7,960
     Manufacturing and Supply                                           485                 17              18
                                                                   --------            -------         -------
                                                                   $ 11,261            $ 8,392         $ 7,978
                                                                   ========            =======         =======

         Of the $26,309,000 Manufacturing and Supply sales to unaffiliated customers in 1997, $10,023,000 were export sales, principally to Latin and South America.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1997, 1996 and 1995

(12) Investment in Domestic Affiliate

              As a result of the Merger (see Note 2), the Company owned 50% of a limited liability company, CBC Welnav L.C. ("Welnav"). Welnav engaged primarily in surveying and directional drilling services, and the manufacturing and selling of survey tools and hydraulic down hole motors for mineral and energy exploration, mine development, and pre-construction testing. Welnav was dissolved and terminated as of November 30, 1996. No loss was incurred by the Company in connection with the dissolution.

         The Company's investment in Welnav was carried at the Company's equity in the underlying net assets plus advances to Welnav. Summarized financial information as of January 31, 1996 and for the period then ended was approximately (in thousands of dollars):

                           Total assets                                   $3,443
                           Total liabilities                               1,346
                           Net sales                                         305
                           Net income                                         39

         The Company had $1,155,000 in advances to Welnav as of January 31, 1996. The Company had transactions with Welnav for the years ended January 31, 1997 and 1996, but such amounts were not significant.

(13) Quarterly Results (Unaudited)

         Unaudited quarterly financial data is as follows (see Note 2 regarding the merger with CBC) (thousands of dollars, except per share data):

                                                     First            Second             Third         Fourth
                                                    -------          -------            -------       --------
1997:
     Revenues                                       $53,773          $56,312            $60,212        $52,556
     Gross profit                                    14,070           15,975             17,172         14,034
     Net income                                       1,103            2,552              3,200          1,162
     Per share earnings                                0.12             0.28               0.35           0.13

                                                     First            Second             Third          Fourth
                                                    -------          -------            -------        --------
1996:
     Revenues                                       $37,559          $42,560            $44,368         $42,784
     Gross profit                                    10,203           11,521             12,695          10,774
     Net income                                         646            1,555              1,841             545
     Per share earnings                                0.09             0.21               0.25            0.07

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1997, (i) contains, under the caption "Election of Directors," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees"), and (ii) contains, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Item 11.  Executive Compensation

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 22, 1997, contains, under the caption "Executive Compensation and Other Information," the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Report of Compensation Committee and the Administrative Committees of the Stock Option and Incentive Compensation Plans on Executive Compensation" and "Company Performance").

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1997, contains, under the caption "Ownership of Layne Christensen Common Stock," the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

                  The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1997, contains, under the caption "Executive Compensation and Other Information-Certain
Change-In-Control Agreements," the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)    Financial Statements, Financial Statement Schedules and Exhibits:

          1.    Financial Statements:

          The financial statements are listed in the index for Item 8 of this Form 10-K.

          2.    Financial Statement Schedules:

                None required.

          3.    Exhibits:

         The exhibits filed with or incorporated by reference in this report are listed below:

          Exhibit No.                     Description

           3(1)         -  Restated Certificate of Incorporation of the
                           Registrant (filed with the Registrant's Annual Report
                           on Form 10-K for the fiscal year ended January 31,
                           1996 (File No. 0-20578), as Exhibit 3(1) and
                           incorporated herein by this reference)

           3(2)         -  Bylaws of the Registrant (filed with Amendment No. 2
                           to the Registrant's Registration Statement (File No.
                           33-48432) as Exhibit 3(2) and incorporated herein by
                           reference)

           4(1)         -  Specimen Common Stock Certificate (filed with Amendment
                           No. 3 to the Registrant's Registration Statement
                           (File No. 33- 48432) as Exhibit 4(1) and incorporated
                           herein by reference)

           4(2)         -  Credit Agreement, dated March 15, 1996, among the
                           Registrant, Various Financial Institutions, Bank of
                           America Illinois, as Letter of Credit Issuer, and
                           Bank of America National Trust and Savings
                           Association, as Agent (filed with the Registrant's
                           Annual Report on Form 10-K for the fiscal year ended
                           January 31, 1996 (File No. 0-20578), as Exhibit
                           10(12) and incorporated herein by this reference)

           4(3)         -  Note Agreement dated as of March 15, 1996, between the
                           Registrant and Massachusetts Mutual Life Insurance
                           Company ("Purchaser") for the issuance and sale to
                           Purchaser of $25,000,000 aggregate principal amount
                           of 6.75% Senior Notes due March 15, 2006 (filed with
                           the Registrant's Annual Report on Form 10-K for the
                           fiscal year ended January 31, 1996 (File No.
                           0-20578), as Exhibit 10(14) and incorporated herein
                           by this reference)

          10(1)         -  Tax Liability Indemnification Agreement between the
                           Registrant and The Marley Company (filed with
                           Amendment No. 3 to the Registrant's Registration
                           Statement (File No. 33- 48432) as Exhibit 10(2) and
                           incorporated herein by reference)

          10(2)         -  Lease Agreement between the Registrant and Parkway
                           Partners, L.L.C. dated December 21, 1994 (filed with
                           the Registrant's Annual Report on Form 10-K for the
                           fiscal year ended January 31, 1995 (File No. 0-20578)
                           as Exhibit 10(2) and incorporated herein by
                           reference)

        10(2.1)         -  First Modification & Ratification of Lease, dated as of
                           February 26, 1996, between Parkway Partners, L.L.C.
                           and the Registrant (filed with the Registrant's
                           Annual Report on Form 10-K for the fiscal year ended
                           January 31, 1996 (File No. 0-20578), as Exhibit
                           10(2.1) and incorporated herein by this reference)

        **10(3)         -  Form of The Layne Capital Accumulation Plan and Trust
                           Agreement (filed with the Registrant's Registration
                           Statement (File No. 33-48432) as Exhibit 10(5) and
                           incorporated herein by reference)

        **10(4)         -  Layne, Inc. 1992 Stock Option Plan (filed with Amendment
                           No. 3 to the Registrant's Registration Statement
                           (File No. 33- 48432) as Exhibit 10(6) and
                           incorporated herein by reference)

        **10(5)         -  Form of Stock Option Agreement between the Registrant and management of the Registrant (filed with Amendment
                           No. 3 to the registrant's Registration Statement
                           (File No. 33-48432) as Exhibit 10(7) and incorporated
                           herein by reference)

        **10(6)         -  Form of Non Qualified Stock Option Agreement (Spin-Off
                           Options)between the Registrant and Robert J. Dineen
                           (filed with Amendment No. 3 to the Registrant's
                           Registration Statement (File No. 33-48432)as Exhibit
                           10(9) and incorporated herein by reference)

          10(7)         -  Insurance Liability Indemnity Agreement between the
                           Registrant and The Marley Company (filed with
                           Amendment No. 3 to the Registrant's Registration
                           Statement (File No. 33- 48432) as Exhibit 10(10) and
                           incorporated herein by reference)

        **10(8)         -  Form of the Layne, Inc. Executive Incentive Compensation
                           Plan (filed with the Registrant's Form 10-Q for the
                           quarterly period ended July 31, 1994 (File No.
                           33-48432) as Exhibit 10(2) and incorporated herein by
                           reference)

          10(9)         -  Agreement between The Marley Company and the Registrant relating to tradename (filed with the Registrant's
                           Registration Statement (File No.33-48432) as Exhibit
                           10(10) and incorporated herein by reference)

       **10(10)         -  Form of Subscription Agreement for management of the
                           Registrant(filed with Amendment No. 3 to the
                           Registrant's Registration Statement (File No.
                           33-48432) as Exhibit 10(16) and incorporated herein
                           by reference)

       **10(11)         -  Form of Subscription Agreement between the Registrant and
                           Robert J. Dineen (filed with Amendment No. 3 to the
                           Registrant's Registration Statement (File No. 33-48432) as
                           Exhibit 10(17)and incorporated herein by reference)

         10(12)         -  Credit Agreement, dated March 15, 1996, among the
                           Registrant, Various Financial Institutions, Bank of
                           America Illinois, as Letter of Credit Issuer, and
                           Bank of America


                           National Trust and Savings Association, as Agent (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No.
                           0-20578), as Exhibit 10(12) and incorporated herein by this reference)

       **10(13)         -  Letter Agreement between Andrew B. Schmitt and the
                           Registrant dated October 12, 1993 (filed with the
                           Registrant's Annual Report on Form 10-K for the
                           fiscal year ended January 31, 1995 (File No. 0-20578)
                           as Exhibit 10(13) and incorporated herein by
                           reference)

         10(14)         -  Note Agreement dated as of March 15, 1996, between the
                           Registrant and Massachusetts Mutual Life Insurance
                           Company ("Purchaser") for the issuance and sale to
                           Purchaser of $25,000,000 aggregate principal amount
                           of 6.75% Senior Notes due March 15, 2006 (filed with
                           the Registrant's Annual Report on Form 10-K for the
                           fiscal year ended January 31, 1996 (File No.
                           0-20578), as Exhibit 10(14) and incorporated herein
                           by this reference)

       **10(15)         -  Form of Incentive Stock Option Agreement between
                           the Registrant and management of the Registrant
                           (filed with the Registrant's Annual Report on Form
                           10-K for the fiscal year ended January 31, 1996 (File
                           No. 0-20578), as Exhibit 10(15) and incorporated
                           herein by this reference)

       **10(16)         -  Severance Agreement, dated July 3, 1995, between
                           Christensen Boyles Corporation, a wholly owned
                           subsidiary of the Registrant, and Eric R. Despain
                           (filed with the Registrant's Annual Report on Form
                           10-K for the fiscal year ended January 31, 1996 (File
                           No. 0-20578), as Exhibit 10(16) and incorporated
                           herein by this reference)

         10(17)         -  Registration Rights Agreement, dated as of November 30,
                           1995, between the Registrant and Marley Holdings,
                           L.P. (filed with the Registrant's Annual Report on
                           Form 10-K for the fiscal year ended January 31, 1996
                           (File No. 0-20578), as Exhibit 10(17) and
                           incorporated herein by this reference)

         10(18)         -  Stockholders Agreement, dated as of December 28, 1995,
                           among the Registrant, Marley Holdings, L.P., Greylock
                           Investments Limited Partnership and certain other
                           stockholders of the Registrant identified therein
                           (filed with the Registrant's Annual Report on Form
                           10-K for the fiscal year ended January 31, 1996 (File
                           No. 0-20578), as Exhibit 10(18) and incorporated
                           herein by this reference)

          11(1)         -   Statement re:  Computation of per share earnings

          22(1)         -   List of Subsidiaries

          23(1)         -   Consent of Deloitte & Touche LLP

---------------------------
** Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

   (b)    Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended January 31, 1997.

   (c)    Exhibits

          The exhibits filed with this report on Form 10-K are identified above under Item 14(a)(3).

   (d)    Financial Statement Schedules

          None required.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LAYNE CHRISTENSEN COMPANY

                                     By  /s/Andrew B. Schmitt
                                       -------------------------
                                           Andrew B. Schmitt
                                             President and
Dated: April 22, 1997                   Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature and Title                                    Date

/s/Andrew B. Schmitt                                            April 22, 1997
------------------------------------------------------
Andrew B. Schmitt
     President, Chief Executive Officer
     and Director
     (Principal Executive Officer)

/s/Jerry W. Fanska                                              April 22, 1997
------------------------------------------------------
Jerry W. Fanska
     Vice President--Finance and Treasurer
     (Principal Financial and Accounting Officer)

/s/Robert J. Dineen                                             April 22, 1997
------------------------------------------------------
Robert J. Dineen
     Director

/s/Edward A. Gilhuly                                            April 22, 1997
------------------------------------------------------
Edward A. Gilhuly
     Director

/s/Todd A. Fisher                                               April 22, 1997
------------------------------------------------------
Todd A. Fisher
     Director

/s/Donald K. Miller                                             April 22, 1997
------------------------------------------------------
Donald K. Miller
     Director Exhibit Index

Exhibit No.                                          Description                                          Page

 3(1)             Restated Certificate of Incorporation of the Registrant
                  (filed with the Registrant's Annual Report on Form 10-K
                  for the fiscal year ended January 31, 1996 (File No.
                  0-20578), as Exhibit 3(1) and incorporated herein by
                  this reference)                                                                           *

 3(2)             Bylaws of the Registrant (filed with Amendment No. 2
                  to the Registrant's Registration Statement(File No.
                  33-48432) as Exhibit 3(2) and  incorporated herein
                  by reference)                                                                             *

 4(1)             Specimen Common Stock Certificate (filed with Amendment
                  No. 3 to the Registrant's Registration Statement
                  (File No. 33-48432) as Exhibit 4(1) and incorporated
                  herein by reference)                                                                      *

 4(2)             Credit Agreement, dated March 15, 1996, among the
                  Registrant, Various Financial Institutions, Bank of
                  America Illinois, as Letter of Credit Issuer, and Bank
                  of America National Trust and Savings Association, as
                  Agent (filed with the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended January 31, 1996
                  (File No. 0-20578), as Exhibit 10(12) and incorporated
                  herein by this reference)                                                                 *

 4(3)             Note Agreement dated as of March 15, 1996, between the
                  Registrant and Massachusetts Mutual Life Insurance Company
                  ("Purchaser") for the issuance and sale to Purchaser of $25,000,000 aggregate principal amount of 6.75% Senior
                  Notes due March 15, 2006 (filed with the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended
                  January 31, 1996 (File No. 0-20578), as Exhibit 10(14)
                  and incorporated herein by this reference)                                                *

10(1)             Tax Liability Indemnification Agreement between the
                  Registrant and The Marley Company (filed with Amendment
                  No. 3 to the Registrant's Registration Statement
                  (File No. 33-48432) as Exhibit 10(2) and incorporated
                  herein by reference)                                                                      *

10(2)             Lease Agreement between the Registrant and Parkway
                  Partners, L.L.C. dated December 21, 1994 (filed with the
                  Registrant's Annual Report on Form  10-K for the fiscal
                  year ended January 31, 1995 (File No. 0-20578) as Exhibit
                  10(2) and incorporated herein by reference)                                               *

10(2.1)           First Modification & Ratification of Lease, dated as of
                  February 26, 1996, between Parkway Partners, L.L.C. and
                  the Registrant (filed with the Registrant's Annual Report
                  on Form 10-K for the fiscal year ended January 31, 1996
                  (File No. 0-20578), as Exhibit 10(2.1) and incorporated
                  herein by this reference)                                                                 *

10(3)             Form of The Layne Capital Accumulation Plan and Trust
                  Agreement (filed with the Registrant's Registration

                  Statement (File No. 33-48432) as Exhibit 10(5) and
                  incorporated herein by reference)                                                         *

10(4)             Layne, Inc. 1992 Stock Option Plan (filed with
                  Amendment No. 3 to the Registrant's Registration
                  Statement (File No. 33-48432) as Exhibit 10(6) and
                  incorporated herein by reference)                                                         *

10(5)             Form of Stock Option Agreement between the Registrant
                  and management of the Registrant (filed with Amendment
                  No. 3 to the Registrant's Registration Statement
                  (File No. 33-48432) as Exhibit 10(7) and incorporated
                  herein by reference)                                                                      *

10(6)             Form of Non Qualified Stock Option Agreement (Spin-Off
                  Options) between the Registrant and Robert J. Dineen
                  (filed with Amendment No. 3 to the Registrant's
                  Registration Statement (File No. 33-48432) as Exhibit
                  10(9) and incorporated herein by reference)                                               *

10(7)             Insurance Liability Indemnity Agreement between the
                  Registrant and The Marley Company (filed with
                  Amendment No. 3 to the Registrant's Registration
                  Statement (File No. 33-48432) as Exhibit 10(10) and
                  incorporated herein by reference)                                                         *

10(8)             Form of the Layne, Inc. Executive Incentive
                  Compensation Plan (filed with the Registrant's Form 10-Q for the quarterly period ended July 31, 1994 (File No. 33-48432)
                  as Exhibit 10(2) and
                  incorporated herein by reference)                                                         *

10(9)             Agreement between The Marley Company and the Registrant
                  relating to tradename (filed with the Registrant's
                  Registration Statement (File No.33-48432) as Exhibit
                  10(10) and incorporated herein by reference)                                              *

10(10)            Form of Subscription Agreement for management of the
                  Registrant (filed with Amendment No. 3 to the
                  Registrant's Registration Statement (File No. 33-48432)
                  as Exhibit 10(16) and incorporated herein by reference)                                   *

10(11)            Form of Subscription Agreement between the Registrant
                  and Robert J. Dineen (filed with Amendment No. 3 to the
                  Registrant's Registration Statement (File No. 33-48432)
                  as Exhibit 10(17) and incorporated herein by reference)                                   *

10(12)            Credit Agreement, dated March 15, 1996, among the
                  Registrant, Various Financial Institutions, Bank of
                  America Illinois, as Letter of Credit Issuer, and
                  Bank of America National Trust and Savings Association,
                  as Agent (filed with the Registrant's Annual Report on
                  Form 10-K for the fiscal year ended January 31, 1996
                  (File No. 0-20578), as Exhibit 10(12) and incorporated
                  herein by this reference)                                                                 *

10(13)            Letter Agreement between Andrew B. Schmitt and the
                  Registrant dated October 12, 1993 (filed with the
                  Registrant's Annual Report on Form 10-K for the fiscal
                  year ended January 31, 1995 (File No. 0-20578) as
                  Exhibit 10(2) and incorporated herein by reference)                                       *

10(14)            Note Agreement dated as of March 15, 1996, between the
                  Registrant and Massachusetts Mutual Life Insurance Company
                  ("Purchaser") for the issuance and sale to Purchaser of $25,000,000 aggregate principal amount of 6.75% Senior
                  Notes due March 15, 2006 (filed with the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended
                  January 31, 1996 (File No. 0-20578), as Exhibit 10(14)
                  and incorporated herein by this reference)                                                *

10(15)            Form of Incentive Stock Option Agreement between the
                  Registrant and management of the Registrant (filed with
                  the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit
                  10(15) and incorporated herein by this reference)                                         *

10(16)            Severance Agreement, dated July 3, 1995, between
                  Christensen Boyles Corporation, a wholly owned
                  subsidiary of the Registrant, and Eric R. Despain
                  (filed with the Registrant's Annual Report on Form 10-K
                  for the fiscal year ended January 31, 1996 (File No.
                  0-20578), as Exhibit 10(16) and incorporated herein
                  by this reference)                                                                        *

10(17)            Registration Rights Agreement, dated as of November 30,
                  1995, between the Registrant and Marley Holdings, L.P.
                  (filed with the Registrant's Annual Report on Form 10-K
                  for the fiscal year ended January 31, 1996 (File No.
                  0-20578), as Exhibit 10(17) and incorporated herein by
                  this reference)                                                                           *

10(18)            Stockholders Agreement, dated as of December 28, 1995,
                  among the Registrant, Marley Holdings, L.P., Greylock
                  Investments Limited Partnership and certain other
                  stockholders of the Registrant identified therein
                  (filed with the Registrant's Annual Report on Form
                  10-K for the fiscal year ended January 31, 1996
                  (File No. 0-20578), as Exhibit 10(18) and
                  incorporated herein by this reference)                                                    *

11(1)             Statement re:  Computation of per share earnings                                          54

22(1)             List of Subsidiaries                                                                      56

23(1)             Consent of Deloitte & Touche LLP                                                          58

---------------------------
*  Incorporated herein by reference.