Form 10-Q
period 1997-04-30
LAYNE CHRISTENSEN CO
filed 1997-06-13
CIK 888504

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1997.

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from         to

                       -------------------

                 Commission File Number 33-48432


                   LAYNE CHRISTENSEN COMPANY
     (Exact name of registrant as specified in its charter)

          Delaware                             48-0920712
--------------------------------         ----------------------
 (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)          Identification No.)


1900 SHAWNEE MISSION PARKWAY, MISSION WOODS, KANSAS        66205
(Address of principal executive offices)               (Zip Code)

                          (913) 362-0510
       (Registrant's telephone number, including area code)

                          NOT APPLICABLE
 (Former name, former address and former fiscal year, if changed since last report.)

                       -------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .

     There were 8,874,991 shares of common stock, $.01 par value per share, outstanding on June 10, 1997.

                              PART I

ITEM 1.  Financial Statements

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                    (In Thousands of Dollars)
                                                   April 30,   January 31,
                                                     1997         1997
                                                 -----------   -----------
ASSETS
Current assets:
 Cash and cash equivalents                         $   1,218     $   1,697
 Customer receivables, less allowance
  of $1,349 and $1,002, respectively                  38,608        32,031
 Costs and estimated earnings in excess
  of billings on uncompleted contracts                12,126        10,284
 Inventories                                          19,024        17,739
 Deferred income taxes                                 6,275         6,356
 Other                                                 1,423         1,675
                                                   ---------     ---------
     Total current assets                             78,674        69,782
                                                   ---------     ---------

Property and equipment:
 Land                                                  7,922         7,922
 Buildings                                            13,793        13,555
 Machinery and equipment                             103,959       101,945
                                                   ---------     ---------
                                                     125,674       123,422
 Less - Accumulated depreciation                     (71,276)      (69,015)
                                                   ---------     ---------
        Net property and equipment                    54,398        54,407
                                                   ---------     ---------
Other assets:
 Investment in foreign affiliates                     17,660        17,172
 Intangible assets, at cost less
  accumulated amortization                               553           521
 Property and equipment held for sale                    536           713
 Other                                                 1,020         1,055
                                                   ---------     ---------
     Total other assets                               19,769        19,461
                                                   ---------     ---------
                                                   $ 152,841     $ 143,650
                                                   =========     =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (In Thousands of Dollars, except per share data)

                                                    April 30,    January 31,
                                                      1997          1997
                                                   -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $   12,614    $  12,550
 Current maturities of long-term debt                     117          114
 Accrued compensation                                   6,513        8,348
 Accrued insurance expense                              5,060        5,410
 Other accrued expenses                                 8,586        7,663
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                     8,212        6,054
                                                    ---------    ---------
     Total current liabilities                         41,102       40,139
                                                    ---------    ---------
Noncurrent and deferred liabilities:
 Long-term debt                                        35,783       30,314
 Deferred income taxes                                  3,347        3,307
 Accrued insurance expense                              6,174        5,775
 Other                                                  1,935        1,451
                                                    ---------    ---------
     Total noncurrent and
       deferred liabilities                            47,239       40,847
                                                    ---------    ---------
Contingencies
Stockholders' equity:
 Preferred stock, par value $.01 per
  share, 5,000,000 shares authorized,
  none issued and outstanding                            -            -
Common stock, par value $.01 per
  share, 30,000,000 shares authorized,
  8,874,991 and 8,871,467 shares issued
  and outstanding, respectively                            89           89
Capital in excess of par value                         39,407       39,293
Retained earnings                                      25,870       24,187
Notes receivable from management
 stockholders                                            (175)        (199)
Unrecognized pension cost                                (604)        (624)
Cumulative translation adjustment                         (87)         (82)
                                                    ---------    ---------
     Total stockholders' equity                        64,500       62,664
                                                    ---------    ---------
                                                    $ 152,841    $ 143,650
                                                    =========    =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
         (In Thousands of Dollars, except per share data)

                                                        Three Months
                                                       Ended April 30,
                                                    ---------------------
                                                      1997         1996
                                                    ---------    ---------
Revenues:
 Service revenues                                   $  49,471    $  47,256
 Product sales                                          8,279        6,517
                                                    ---------    ---------
     Total                                             57,750       53,773
                                                    ---------    ---------
Cost of revenues (exclusive of
 depreciation shown below):
  Cost of service revenues                             36,202       34,976
  Cost of product sales                                 5,943        4,727
                                                    ---------    ---------
     Total                                             42,145       39,703
                                                    ---------    ---------
Gross profit                                           15,605       14,070
Selling, general and administrative
 expenses                                              10,327        9,737
Depreciation                                            2,832        2,841
                                                    ---------    ---------
Operating income                                        2,446        1,492
Other income (expense):
 Equity earnings of foreign
  affiliates                                              820        1,102
 Interest                                                (614)        (679)
 Other, net                                                62           90
                                                    ---------    ---------
Income before income taxes                              2,714        2,005
Income tax expense                                      1,031          902
                                                    ---------    ---------
Net income                                          $   1,683    $   1,103
                                                    =========    =========
Net income per common and
 dilutive equivalent share                          $    0.18    $    0.12
                                                    =========    =========

Weighted average number of common
 and dilutive equivalent shares
 outstanding:
  Weighted average shares outstanding               8,872,000    8,845,000
  Dilutive stock options                              362,000       67,000
                                                    ---------    ---------
                                                    9,234,000    8,912,000
                                                    =========    =========

        See Notes to Consolidated Financial Statements.

              LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                   (In Thousands of Dollars)

                                                         Three Months
                                                        Ended April 30,
                                                     ---------------------
                                                       1997         1996
                                                     --------     --------
Cash flow from operating activities:
 Net income                                          $  1,683     $  1,103
 Adjustments to reconcile net income
  to cash from operations:
   Depreciation and amortization                        2,877        2,872
   Deferred income taxes                                  511          313
   Equity earnings in foreign affiliates                 (820)      (1,102)
   Dividends received from foreign
    affiliates                                            351          482
   Gain from disposal of property and
    equipment                                             (22)         (19)
   Changes in current assets and
    liabilities:
     Increase in customer receivables                  (6,577)      (1,120)
     Increase in cost and estimated
      earnings in excess of billings
      on uncompleted contracts                         (1,842)      (2,491)
     Increase in inventories                           (1,285)        (533)
     (Increase) decrease in other
      current assets                                      252         (656)
     Decrease in accounts payable
      and accrued expenses                             (1,588)      (2,050)
     Increase in billings in excess
      of costs and estimated earnings
      on uncompleted contracts                          2,158          409
     Other, net                                         1,012          296
                                                     --------     --------
Cash from operating activities                         (3,290)      (2,496)
                                                     --------     --------
Cash flow from investing activities:
 Additions to property and equipment                   (2,873)      (3,168)
 Investment in foreign affiliates                         (19)         -
 Proceeds from disposal of property
  and equipment                                           207          179
 Investment in domestic affiliate                         -            180
                                                     --------     --------

Cash from investing activities                         (2,685)      (2,809)
                                                     --------     --------

Cash flow from financing activities:
 Proceeds from long-term debt                             -         25,000
 Net borrowings under revolving facility                5,500        4,000
 Repayments of long-term debt                             (28)     (23,526)
 Payments on notes receivable from
  management stockholders                                  24           21
 Debt issuance costs                                                  (191)
                                                     --------     --------
 Cash from financing activities                         5,496        5,304
                                                     --------     --------

Net increase (decrease) in cash and
 cash equivalents                                        (479)          (1)
Cash and cash equivalents at
 beginning of period                                    1,697          382
                                                     --------     --------
Cash and cash equivalents at end of period           $  1,218     $    381
                                                     ========     ========

         See Notes to Consolidated Financial Statements.

1.      Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the Company), all of which are wholly owned. All significant intercompany transactions have been eliminated. Investments in affiliates (33% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for on the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 1997 as filed in its Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

During the first quarter of fiscal 1998, the Company ceased reporting operations of its Canadian subsidiary on a one-month lag. The effect of the change was not material.

Net income per common and dilutive equivalent share was calculated by dividing net income by the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included except when their effect is antidilutive.

The amounts paid for income taxes and interest are as follows (in thousands of dollars):

                             Three Months Ended April 30,
                             ----------------------------
                                1997              1996
                             ----------        ----------
    Income taxes             $      386        $      171
    Interest                      1,012               464

During the first quarter of fiscal 1998, the Company issued 3,524 shares of common stock and 15,727 stock options to employees related to fiscal 1997 compensation awards. The total value of these awards were approximately $114,000, which was accrued at January 31, 1997.

Effective for the Company's financial statements as of January 31, 1998, Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," specifies the computation, presentation, and disclosure requirements for earnings per share. At the effective date, all prior-period earnings per share data presented will be restated to conform with the provisions of the Statement.

Certain amounts for the prior period have been reclassified to conform with the three months ended April 30, 1997.

2.  Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands of dollars):

                                          As of
                              ------------------------------
                               April 30,         January 31,
                                 1997               1997
                              -----------        -----------

    Raw materials             $     1,879        $     1,790
    Work in process                 1,755              1,568
    Finished products,
     parts and supplies            15,390             14,381
                              -----------        -----------
        Total                 $    19,024        $    17,739
                              ===========        ===========

3.  Contingencies

The Company's drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, "turnkey" basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its provision of services and products. Litigation arising from any such occurrences may result in the Company's being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance or business interruption insurance with respect to its foreign operations.

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

The Company is involved in various matters of litigation, claims and disputes which have arisen in the ordinary course of the Company's business. While the resolution of any of these matters may have an impact on the financial results for the period in which the matter is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows.

                =================================

ITEM 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

The following table, which is derived from the Company's Financial Statements, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

                                                                 Period
                                                                  -to-
                                            Three Months         Period
                                           Ended April 30,       Change
                                           ----------------   ------------
                                            1997      1996
                                           ------    ------
Revenues:
 Water well drilling                        26.6%     28.1%         1.6
 Well and pump repair and
  maintenance                               19.6      21.3         (1.1)
 Mineral exploration drilling               26.7      23.9         20.1
 Environmental drilling                      6.1      10.6        (37.7)
 Geotechnical construction and
  other services                             6.7       4.0         77.1
                                           -----     -----
     Total service revenues                 85.7      87.9          4.7
 Product sales                              14.3      12.1         27.0
                                           -----     -----
     Total revenues                        100.0%    100.0%         7.4
                                           =====     =====

 Cost of revenues:
 Cost of service revenues                   73.2%     74.0%         3.5
 Cost of product sales                      71.8      72.5         25.7
                                           -----     -----
     Total cost of revenues                 73.0      73.8          6.2
                                           -----     -----

Gross profit                                27.0      26.2         10.9
Selling, general and
 administrative expenses                    17.9      18.1          6.1
Depreciation                                 4.9       5.3          (.3)
                                           -----     -----
Operating income                             4.2       2.8         63.9
Other income (expense):
  Equity earnings of foreign
  affiliates                                 1.4       2.0        (25.6)
 Interest                                   (1.0)     (1.3)        (9.6)
 Other, net                                   .1        .2          *
                                           -----     -----
Income before income taxes                   4.7       3.7         35.4
Income tax expense                           1.8       1.7         14.3
                                           -----     -----
Net income                                   2.9%      2.0%        52.6
                                           =====     =====

* Not meaningful.

RESULTS OF OPERATIONS

Revenues for the three months ended April 30, 1997 increased $3,977,000 or 7.4% to $57,750,000 compared to $53,773,000 for the three months ended April 30, 1996. Mineral exploration drilling revenues increased 20.1% to $15,435,000 for the three months ended April 30, 1997 from $12,847,000 for the three months ended April 30, 1996. The increase was primarily the result of strong mining demand in Mexico and the southwest region of the United States. Water well drilling revenues increased 1.6% to $15,358,000 for the three months ended April 30, 1997 compared to revenues of $15,115,000 for the three months ended April 30, 1996. Well and pump repair and maintenance revenues decreased 1.1% to $11,320,000 for the three months ended April 30, 1997 from $11,451,000 for the three months ended April 30, 1996. The water well and pump repair and maintenance businesses, in total, have remained relatively constant in all regions served by the Company. Environmental drilling revenues decreased 37.7% to $3,542,000 for the three months ended April 30, 1997 from $5,688,000 for the three months ended April 30, 1996. The Company believes the market for environmental services offered by the Company, primarily in the southwest region of the United States, continues to be soft. Product sales increased 27.0% to $8,279,000 for the three months ended April 30, 1997 from $6,517,000 for the three months ended April 30, 1996, as a result of strong sales to the mining services industry. In April 1997, the Company entered into a contract to install a frozen earth barrier around an open pit mine in Canada. It is anticipated that the contract will be completed within one year and will generate geotechnical construction revenues of approximately $27,000,000. In light of the size of this contract, there can be no assurance that this level of revenues will be sustained in the geotechnical construction product line.

Gross profit was 27.0% for the three months ended April 30, 1997 compared to 26.2% for the same period last year. The increase in gross profit as a percent of revenues was primarily attributable to increased margins on the Company's mineral exploration operations and manufacturing efficiencies.

Selling, general and administrative expenses increased to $10,327,000 for the three months ended April 30, 1997 compared to $9,737,000 for the three months ended April 30, 1996. Although down slightly as a percentage of revenue, the dollar increase in selling, general and administrative expenses was a result of higher salary and incentive related expenses during the first quarter.

Equity in earnings of foreign affiliates was $820,000 for the three months ended April 30, 1997 compared to $1,102,000 for the three months ended April 30, 1996. The decrease was primarily a result of project delays in Peru caused by heavy rains and flooding early in fiscal 1998.

Income taxes of $1,031,000 for the three months ended April 30, 1997 increased from $902,000 in the same period last year as a result of higher income before taxes compared to the prior year. The effective tax rate for the three months ended April 30, 1997 was 38.0% compared to 45.0% for the same period last year. This improvement in the Company's effective tax rate was primarily a result of a higher estimate of tax on earnings from foreign affiliates for the first quarter of fiscal 1997.

CHANGES IN FINANCIAL CONDITION

Cash used in operations was $3,290,000 for the three months ended April 30, 1997 compared to cash used of $2,496,000 for the same period last year. The change in cash from operations was primarily a result of increased net customer receivables and inventory compared to the same period last year. During the quarter ended April 30, 1997, and as a result of a profitable fiscal 1997, the Company had substantial cash requirements in the form of incentive related expenses and profit sharing contributions that will not apply during the remainder of the fiscal year. In the quarter ended April 30, 1997, the Company's net customer receivables increased to $38,608,000 from $32,031,000 at January 31, 1997, primarily as a result of an increase in revenues. Additions to property and equipment were $2,873,000 during the three month period ended April 30, 1997. The Company's borrowings and outstanding letter of credit commitments under its revolving credit facility as of April 30, 1997, were $9,500,000 and $5,000,000, respectively, leaving approximately $15,500,000 of unused availability.

On May 20, 1997, the Company, through its wholly owned subsidiary, Layne Christensen Australia Pty Limited ("Layne
Australia"), made a cash tender offer valued at approximately $53,919,000 for all of the outstanding capital stock of Stanley
Mining Services Limited ("Stanley"), a company listed on the Australian stock exchange (the "Stanley Acquisition"). Stanley is a leading Australian mineral exploration drilling company that provides services predominantly to gold mining companies in Australia and Africa, principally Ghana. The Stanley Acquisition is expected to be consummated in August 1997, subject to the tender of at least 90% of the Stanley shares outstanding and certain other conditions, any or all of which may be waived by the Company. In December 1996, Stanley purchased 51% of the outstanding capital stock of Glindemann & Kitching Pty Ltd. ("G&K"), a leading diamond core exploration drilling company in West Australia. In connection with the Stanley Acquisition, the Company will also assume an estimated liability of approximately $6,500,000 relating to G&K's obligation to repurchase by September 30, 1997 the remaining 49% of the outstanding capital stock of G&K not held by Stanley (the "G&K Acquisition"). Consummation of the G&K Acquisition will make G&K a wholly owned subsidiary of Stanley. Together, the cost to the Company of the Stanley Acquisition and the G&K Acquisition are estimated to be approximately $60,500,000. The Stanley
Acquisition will have a significant effect on Layne Christensen's future operations and on comparisons of income, expense and balance sheet items in future periods in comparison to fiscal
1997 and the first six months of fiscal 1998. Layne Christensen intends to account for the Stanley Acquisition using the purchase method of accounting. As a result of the Stanley Acquisition, among other things, the Company will incur a substantial increase in long-term debt and related interest expense and in goodwill and related goodwill amortization.

On April 7, 1997, the Company obtained a commitment from Bank of America National Trust and Savings Association ("Bank of
America"), as agent, subsequently amended, to provide a $100,000,000 senior secured credit facility ("New Credit Agreement"). The New
Credit Agreement is expected to close contemporaneously with the consummation of the Stanley Acquisition and will be used to finance the Stanley Acquisition, the G&K Acquisition, refinance the Company's existing indebtedness under the existing
$30,000,000 credit facility, for working capital and capital expenditures and for other general corporate purposes. The New
Credit Agreement is expected to provide a reducing revolving cash borrowing facility of up to $100,000,000, less any outstanding letter of credit commitments ($20,000,000 sublimit). The New Credit Agreement is expected to mature on the fifth anniversary of the closing.
Layne Australia, the subsidiary of the Company that has made the tender offer to purchase the shares of Stanley, will be eligible to draw down $30,000,000 under the New Credit Agreement. The New Credit Agreement is expected to provide for guarantees by certain of the Company's domestic subsidiaries and is expected to be secured by such domestic subsidiaries and 65% of the outstanding stock of certain of its foreign subsidiaries. The New Credit Agreement will contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, sale of assets or other dispositions, limits on annual capital expenditures, transactions with affiliates, mandatory prepayments based on the proceeds from the sale of assets and debt and equity securities and certain financial maintenance covenants, including among others, minimum interest coverage and maximum leverage ratios. The New Credit Agreement will provide for interest at variable rates equal to, at the Company's option, the Bank of America Illinois interbank
Eurodollar rate plus .75% to 1.25% (depending upon debt to capitalization ratios) or an alternate reference rate to be defined in the New Credit Agreement. The definitive agreement governing the New Credit Facility has not yet been executed;
therefore, the terms of the arrangements are subject to change, and there can be no assurance that the final agreement will reflect the foregoing terms.

The Company believes that borrowings from its New Credit
Agreement and cash from operations will be sufficient for the Company's and Stanley's seasonal cash requirements and to fund their budgeted capital expenditures for at least the balance of the fiscal 1998 year.

                           PART II


ITEM 1 - Legal Proceedings

     NONE


ITEM 2 - Changes in Securities

     NOT APPLICABLE


ITEM 3 - Defaults Upon Senior Securities

     NOT APPLICABLE


ITEM 4 - Submission of Matters to a Vote of Security Holders

     NONE


ITEM 5 - Other Information

     NONE

ITEM 6 - Exhibits and Reports on Form 8-K

     On April 8, 1997, the Company filed a Form 8-K announcing that the Company had made a tender offer for all of the outstanding capital stock of Stanley Mining Services Limited, a publicly traded Australian company.

     The exhibits filed with or incorporated by reference in this report are listed below:

 EXHIBIT NO.        Description

    27(1)      Financial Data Schedule

                       * * * * * * * * * *


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LAYNE CHRISTENSEN COMPANY
                                          (Registrant)



DATE:     June 13, 1997            /s/A.B. Schmitt
                                   -------------------------------
                                   A.B. Schmitt, President
                                     and Chief Executive Officer



DATE:     June 13, 1997            /s/Jerry W. Fanska
                                   -------------------------------
                                   Jerry W. Fanska, Vice President
                                     Finance and Treasurer