Form 10-K/A
period 1997-01-31
LAYNE CHRISTENSEN CO
filed 1997-06-19
CIK 888504

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                    FORM 10-K/A-1

(Mark One)
[ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         for the Fiscal Year Ended January 31, 1997.
                                          Or

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                    to
                                         ------------------    -----------------

                           Commission file number:  0-20578

                              LAYNE CHRISTENSEN COMPANY
                (Exact name of registrant as specified in its charter)

              Delaware                                48-0920712
          ------------------------------------------------------------
         (State or other jurisdiction  (I.R.S. Employer Identification No.)
          of incorporation or organization)

              1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205
         (Address of principal executive offices)       (Zip Code)

         Registrant's telephone number, including area code:  (913) 362-0510

          Securities Registered Pursuant to Section 12(b) of the Act:   None

             Securities Registered Pursuant to Section 12(g) of the Act:

                             Common Stock, $.01 par value
                             ----------------------------
                                   (Title of Class)

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

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the following document are incorporated by reference into the indicated parts of this report: definitive Proxy Statement for the 1997 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A -- Part III.

    Item 13 of Part III is hereby amended and restated in its entirety as follows:

       Item 13.  Certain Relationships and Related Transactions

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 22, 1997, contains, under the captions "Executive Compensation and Other Information--Certain Change-In-Control Agreements" and "Certain Transactions," the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 17, 1997
            --
                                            LAYNE CHRISTENSEN COMPANY


                                            By:  /s/ Kent. B. Magill
                                                 ---------------------------
                                                 Kent B. Magill
                                                 Vice President--General
                                                 Counsel and Secretary