Form 10-Q
period 1997-07-31
LAYNE CHRISTENSEN CO
filed 1997-09-15
CIK 888504

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1997.

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from      to

                        -----------------

                 Commission File Number 33-48432


                      LAYNE CHRISTENSEN COMPANY
      (Exact name of registrant as specified in its charter)

            Delaware                             48-0920712
--------------------------------        -------------------------
  (State or other jurisdiction              (I.R.S. Employer
of incorporation or organization)          Identification No.)


1900 SHAWNEE MISSION PARKWAY, MISSION WOODS, KANSAS        66205
(Address of principal executive offices)               (Zip Code)

                          (913) 362-0510
      (Registrant's telephone number, including area code)


                          NOT APPLICABLE

 (Former name, former address and former fiscal year, if changed since last report.)
                       --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .

     There were 11,700,522 shares of common stock, $.01 par value per share, outstanding on September 12, 1997.

                              PART I

ITEM 1.   Financial Statements

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                                    July 31,   January 31,
                                                     1997         1997
                                                 -----------   -----------
ASSETS
Current assets:
       Cash and cash equivalents                  $   5,366     $   1,697
       Customer receivables, less allowance
       of $2,717 and $1,002, respectively            50,444        32,031
  Costs and estimated earnings in
   excess of billings on uncompleted contracts       10,627        10,284
  Inventories                                        22,378        17,739
  Deferred income taxes                              10,570         6,356
  Other                                               2,894         1,675
                                                  ---------     ---------
                Total current assets                102,279        69,782
                                                  ---------     ---------

Property and equipment:
  Land                                                8,958         7,922
  Buildings                                          14,538        13,555
  Machinery and equipment                           133,202       101,945
                                                  ---------     ---------
                                                    156,698       123,422
  Less - Accumulated depreciation                   (73,820)      (69,015)
                                                  ---------     ---------
                Net property and equipment           82,878        54,407
                                                  ---------     ---------

Other assets:
  Investment in foreign affiliates                   18,457        17,172
  Goodwill and other intangible assets,
   at cost less accumulated amortization             33,477           521
  Property and equipment held for sale                  313           713
  Other                                               1,900         1,055
                                                  ---------     ---------
                Total other assets                   54,147        19,461
                                                  ---------     ---------
                                                  $ 239,304     $ 143,650
                                                  =========     =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (in thousands, except share and per share data)

                                                     July 31,    January 31,
                                                      1997          1997
                                                    ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                             $  19,801    $  12,550
       Current maturities of long-term debt               119          114
       Accrued compensation                            10,368        8,348
       Accrued insurance expense                        7,174        5,410
       Other accrued expenses                          11,787        7,663
       Billings in excess of costs and estimated
        earnings on uncompleted contracts              11,254        6,054
       Acquisition related obligation                   7,814          -
                                                    ---------    ---------
            Total current liabilities                  68,317       40,139
                                                    ---------    ---------

Noncurrent and deferred liabilities:
       Long-term debt                                  88,962       30,314
       Deferred income taxes                            5,416        3,307
       Accrued insurance expense                        5,576        5,775
       Other                                            1,488        1,451
                                                    ---------    ---------
            Total noncurrent and deferred
              liabilities                             101,442       40,847
                                                    ---------    ---------
Contingencies
Stockholders' equity:
       Preferred stock, par value $.01 per
  share, 5,000,000 shares authorized,
  none issued and outstanding                             -             -
       Common stock, par value $.01 per
  share, 30,000,000 shares authorized,
  8,943,957 and 8,871,467 shares issued
  and outstanding, respectively                            89           89
       Capital in excess of par value                  40,906       39,293
       Retained earnings                               29,053       24,187
       Notes receivable from management
  stockholders                                           (175)        (199)
       Unrecognized pension cost                         (575)        (624)
       Cumulative translation adjustment                  247          (82)
                                                    ---------    ---------

            Total stockholders' equity                 69,545       62,664
                                                    ---------    ---------
                                                    $ 239,304    $ 143,650
                                                    =========    =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
         (in thousands, except share and per share data)

                                    Three Months              Six Months
                                    Ended July 31,           Ended July 31,
                                   1997       1996         1997       1996
                                ---------  ---------    ---------   ---------
Revenues:
       Net service revenues     $  59,636   $  50,538    $ 109,107   $  97,794
 Net product sales                  8,047       5,774       16,326      12,291
                                ---------    --------    ---------   ---------
       Total                       67,683      56,312      125,433     110,085
                                ---------    --------    ---------   ---------
Cost of revenues
 (exclusive of depre-
 ciation shown below):
  Cost of service revenues         42,813      36,250       79,015      71,226
  Cost of product sales             5,865       4,087       11,808       8,814
                                ---------   ---------    ---------   ---------
     Total                         48,678      40,337       90,823      80,040
                                ---------   ---------    ---------   ---------

Gross profit                       19,005      15,975       34,610      30,045
Selling, general and
 administrative expenses           11,120       9,852       21,447      19,589
Depreciation                        2,869       2,611        5,701       5,452
                                ---------   ---------    ---------   ---------
Operating income                    5,016       3,512        7,462       5,004

Other income (expense):
 Equity earnings of
  foreign affiliates                  978         726        1,798       1,828
 Interest                            (732)       (609)      (1,346)     (1,288)
Other, net                           (127)        458          (65)        548
                                ---------   ---------    ---------   ---------
Income before income taxes          5,135       4,087        7,849       6,092
Income tax expense                  1,952       1,535        2,983       2,437
                                ---------   ---------    ---------   ---------
Net income                      $   3,183   $   2,552    $   4,866   $   3,655
                                =========   =========    =========   =========
Net income per common and
 dilutive equivalent share      $     .34   $     .28    $     .52   $     .40
                                =========   =========    =========   =========
Weighted average number of
  common and dilutive equiva-
  lent shares outstanding:
  Weighted average shares
    outstanding                 8,876,000   8,872,000    8,874,000   8,858,000
  Dilutive stock options          448,000     279,000      406,000     258,000
                                ---------   ---------    ---------   ---------
                                9,324,000   9,151,000    9,280,000   9,116,000
                                =========   =========    =========   =========

         See Notes to Consolidated Financial Statements.


            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                          (in thousands)

                                                   Six Months Ended July 31,
                                                   -------------------------
                                                      1997          1996
                                                   ---------       ---------
Cash flow from operating activities:
 Net income                                        $   4,866       $   3,655
 Adjustments to reconcile net income to cash
  from operations:
  Depreciation and amortization                        5,794           5,512
  Deferred income taxes                                  739             634
  Equity earnings in foreign affiliates               (1,798)         (1,828)
  Dividends received from foreign affiliates             532             792
  (Gain) loss from disposal of property and
     equipment                                            86            (351)
  Changes in current assets and liabilities
     (exclusive of effects of acquisitions):
     Increase in customer receivables                 (8,052)           (102)
     Increase in cost and estimated earnings in
      excess of billings on uncompleted contracts       (801)         (3,505)
     Increase in inventories                            (446)           (301)
     Increase in other current assets                   (125)           (419)
     Increase in accounts payable and accrued
      expenses                                           853            (580)
     Increase in billings in excess of costs and
      estimated earnings on uncompleted contracts      5,200           1,132
  Other, net                                             354             109
                                                   ---------       ---------
Cash from operating activities                         7,202           4,748
                                                   ---------       ---------
Cash flow from investing activities:
  Additions to property and equipment                 (8,482)         (6,453)
  Investment in foreign affiliates                       (19)            -
  Proceeds from disposal of property and equipment       467             796
  Investment in domestic affiliate                        -               26
  Acquisition of businesses, net of cash acquired    (50,242)            -
                                                   ---------       ---------
  Cash from investing activities                     (58,276)         (5,631)
                                                   ---------       ---------
Cash flow from financing activities:
  Net borrowings under revolving facility             54,000           1,000
  Repayments of long-term debt                           (56)            (52)
  Payments on notes receivable from management
    stockholders                                          24             114
  Issuance of common stock                             1,500             -
  Debt issuance costs                                   (725)           (272)
                                                   ---------       ---------
  Cash from financing activities                      54,743             790
                                                   ---------       ---------
Net increase (decrease) in cash and cash
 equivalents                                           3,669             (93)
Cash and cash equivalents at beginning of period       1,697             382
                                                   ---------       ---------
Cash and cash equivalents at end of period         $   5,366       $     289
                                                   =========       =========

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

The amounts paid for income taxes and interest are as follows (in thousands):

                              Six Months Ended July 31,
                             --------------------------
                               1997              1996
                             ---------         --------

    Income taxes             $  1,671         $  1,357
    Interest                    1,250              640

During the first quarter of fiscal 1998, the Company issued 3,524 shares of common stock and 15,727 stock options to employees related to fiscal 1997 compensation awards. The total value of these awards were approximately $114,000, which was accrued at January 31, 1997. On July 31, 1997, the Company issued 206,897 stock options in connection with the Stanley Acquisition (see
Note 2).

Certain amounts for prior periods have been reclassified to conform with the current presentation.

2.  Acquisitions

On May 20, 1997, the Company, through its wholly-owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"), made a tender offer to the security holders of Stanley Mining Services Limited ("Stanley"), a company listed on the Australian Stock Exchange (the "Stanley Acquisition"). Stanley is an Australian mineral exploration drilling company that provides services predominantly to gold mining companies in Australia and West Africa, principally Ghana. As of October 1, 1996, Stanley purchased 51% of Glindemann & Kitching Pty Ltd. ("G&K"), a drilling contractor based and operating in Western Australia that specializes in diamond core exploration drilling for gold projects. The remaining 49% of G&K was acquired by Stanley as of July 1, 1997 for a purchase price of $7,814,000. The purchase price was paid on September 5, 1997, and is included in the consolidated balance sheet as of July 31, 1997 as an "Acquisition related obligation."

The Stanley Acquisition was substantially consummated on July 25, 1997 for a purchase price of approximately $50,070,000 consisting of a cash purchase price for the tender offer of $48,337,000 and $1,733,000 of transaction costs. The Company also assumed approximately $12,523,000 of Stanley's existing indebtedness.
The Company has accounted for the acquisition using the purchase method of accounting. Stanley will be reflected in Layne's results of operations beginning August 1, 1997. The purchase price has been allocated based on estimated fair values of assets and liabilities as of July 31, 1997. This allocation was based on preliminary estimates and may be revised at a later date. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Stanley and G&K had occurred at the beginning of fiscal year 1997, with proforma adjustments to give effect to interest expense on acquisition debt, amortization of goodwill and certain other adjustments, together with related income tax effects:

                                          Six Months Ended July 31,
                                         ---------------------------
(in thousands, except per share data)       1997             1996
-------------------------------------    ----------       ----------
  Revenues                                $154,398         $136,875
  Net income                                 5,204            3,588
  Net income per share                        $.56             $.39

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of February 1, 1997, nor are they necessarily indicative of future operating results.

In July 1997, the Company also acquired all of the outstanding stock of Stamm-Scheele, Inc., ("Stamm-Scheele") a water well drilling and maintenance company in Louisiana, for approximately $2,574,000 in cash. The acquisition has been accounted for using the purchase method of accounting. Had this acquisition taken place as of February 1, 1997, pro forma operating results would not have been significantly different from those reported.

3.  Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):

                                                     As of
                                           -------------------------
                                            July 31,     January 31,
                                              1997          1997
                                           -----------   -----------
  Raw materials                            $     1,817   $     1,790
  Work in process                                1,247         1,568
  Finished products,
    parts and supplies                          19,314        14,381
                                           -----------   -----------
     Total                                 $    22,378   $    17,739
                                           ===========   ===========

4.  Indebtedness

During July 1997, contemporaneously with the consummation of the Stanley Acquisition (see Note 2), the Company amended its existing credit agreement to provide a $100,000,000 reducing revolving credit facility ("New Credit Agreement"). The New Credit Agreement was used to finance the Stanley Acquisition and refinance the Company's existing indebtedness under a $30,000,000 credit facility, and is available for working capital and capital expenditures and for other general corporate purposes. The New Credit Agreement provides a reducing revolving cash borrowing facility of up to $100,000,000, less any outstanding letter of credit commitments ($20,000,000 sublimit). The New Credit Agreement will terminate in July 2002 and any borrowings thereunder will mature at that time. Layne Australia will be eligible to draw down $30,000,000 under the New Credit Agreement. The New Credit Agreement provides for guarantees by certain of the Company's domestic subsidiaries. The New Credit Agreement contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, sale of assets or other dispositions, limits on annual capital expenditures, transactions with affiliates, mandatory prepayments based on the proceeds from the sale of assets and debt and equity securities and certain financial maintenance covenants, including among others, minimum interest coverage and maximum leverage ratios. The New Credit Agreement provides for interest at variable rates equal to (i) for loans in Australian dollars, an Australian Bill rate plus .50% to .875% (depending upon debt to capitalization ratios) or (ii) for loans in United States dollars, at the Company's option, a Eurodollar rate plus .50% to .875% (depending upon debt to capitalization ratios) or an alternate reference rate as defined in the New Credit Agreement. As of July 31, 1997, there was $58,000,000 of outstanding borrowings under the New Credit Agreement, at an interest rate of 6.2625%.

5.  Contingencies

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

               ===================================

ITEM 2. Management's Discussion and Analysis of Results of
Operations and Financial Condition

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "believe," "intend," "expect," "plan" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to unanticipated slowdowns in the Company's major markets, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

RESULTS OF OPERATIONS

The Company substantially consummated the Stanley Acquisition at the end of July 1997. Stanley will be reflected in Layne's results of operations beginning in the third quarter ending October 31, 1997. The Stanley Acquisition has been accounted for using the purchase method of accounting, and will have a significant effect on Layne Christensen's future operations and on comparisons of income and expense items in future periods in relation to fiscal 1997 and the first six months of fiscal 1998. Among other things, the Company has incurred a substantial increase in long-term debt and goodwill and will incur a substantial increase in interest expense and goodwill amortization in future periods.

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.


                                                                    Period
                                  Three              Six             -to-
                                  Months            Months          Period
                               Ended July 31,    Ended July 31,     Change
                               --------------    --------------  -------------
                                1997    1996      1997    1996   Three    Six
                               ------  ------    ------  ------  Months  Months
                                                                 ------  ------
Revenues:
 Water well drilling and
  maintenance                   47.2%  51.2%     46.8%   50.3%   11.0%    5.9%
 Mineral exploration drilling   16.8   21.8      21.4    22.8    (7.5)    6.6
 Geotechnical construction      15.0    4.0      10.3     3.9   347.5   200.1
 Environmental drilling          6.9   10.9       6.5    10.8   (24.1)  (30.6)
 Other services                  2.2    1.8       2.0     1.0    45.3   123.8
                               -----  -----     -----   -----
   Total service revenues       88.1   89.7      87.0    88.8    18.0    11.6
 Product sales                  11.9   10.3      13.0    11.2    39.4    32.8
                               -----   -----    -----   -----
   Total revenues              100.0% 100.0%    100.0%  100.0%   20.2    13.9
                               =====  =====     =====   =====

Cost of revenues:
 Cost of service revenues       71.8%  71.7%     72.4%   72.8%   18.1    10.9
 Cost of product sales          72.9   70.8      72.3    71.7    43.5    34.0
                               -----  -----     -----   -----
   Total cost of revenues       71.9   71.6      72.4    72.7    20.7    13.5
                               -----  -----     -----   -----
Gross profit                    28.1   28.4      27.6    27.3    19.0    15.2
Selling, general and
 administrative expenses        16.4   17.5      17.2    17.8    12.9     9.5
Depreciation                     4.3    4.7       4.5     5.0     9.9     4.6
                               -----  -----     -----   -----
Operating income                 7.4    6.2       5.9     4.5    42.8    49.1
Other income (expense):
 Equity earnings of foreign
   affiliates                    1.4    1.3       1.4     1.7    34.7    (1.6)
 Interest                       (1.1)  (1.1)     (1.1)   (1.2)   20.2     4.5
 Other, net                      (.1)    .8        .1      .5      *       *
                               -----  -----     -----   -----
Income before income taxes       7.6    7.2       6.3     5.5    25.6     28.8
Income tax expense               2.9    2.7       2.4     2.2    27.2     22.4
                               -----  -----     -----   -----
Net income                       4.7%   4.5%      3.9%    3.3%   24.7     33.1
                               =====  =====     =====   =====
________________
*  Not meaningful.

Revenues for the three months ended July 31, 1997 increased $11,371,000, or 20.2%, to $67,683,000 while revenues for the six months ended July 31, 1997 increased $15,348,000, or 13.9%, to $125,433,000 from the three and six months ended July 31, 1996, respectively.

Water well drilling and maintenance revenues increased 11.0%, to $32,000,000, and 5.9%, to $58,678,000, for the three and six months ended July 31, 1997, respectively, compared to revenues of $28,836,000 and $55,403,000 for the three and six months ended July 31, 1996, respectively. The increases in water well drilling and maintenance revenues were primarily the result of a large international water project associated with mining activities which began in the second quarter and increased demand in certain central and southern areas of the United States.

Geotechnical construction revenues increased 347.5%, to $10,141,000, and 200.1%, to $12,858,000, for the three and six months ended July 31, 1997, respectively, compared to revenues of $2,266,000 and $4,284,000 for the three and six months ended July 31, 1996, respectively. This increase was primarily a result of the Company's previously announced ground freeze project in Timmins, Ontario, Canada for Echo Bay Mines, Ltd. (the "Timmins Project") which began in April 1997. It is anticipated that the contract will be substantially completed within one year of inception and will generate geotechnical construction revenues of approximately $27,000,000. In light of the size of this contract, there can be no assurance that this level of revenues will be sustained in the geotechnical construction product line.

Mineral exploration drilling revenues decreased 7.5%, to $11,363,000, and increased 6.6%, to $26,798,000, for the three and six months ended July 31, 1997, respectively, from $12,281,000 and $25,128,000 for the three and six months ended July 31, 1996, respectively. The decrease for the three months ended July 31, 1997 was a result of the temporary reallocation of resources from mineral exploration services to geotechnical construction services in connection with the Timmins Project. For the six months ended July 31, 1997, the decrease in mineral exploration revenues was offset by strong mining demand in Mexico and the increased utilization of the Company's other mineral exploration resources.

Environmental drilling revenues decreased 24.1%, to $4,664,000, and 30.6%, to $8,206,000, for the three and six months ended July 31, 1997, respectively, from $6,144,000 and $11,832,000 for the three and six months ended July 31, 1996, respectively. The Company believes the market for environmental services offered by the Company, primarily in the southwest region of the United States, continues to be soft due to decreased demand for underground storage tank projects and environmental cleanup work generally. In addition, the Company has continued its strategy of not pursuing lower margin, less technically demanding environmental projects.

Product sales increased 39.4%, to $8,047,000, and 32.8%, to $16,326,000, for the three and six months ended July 31, 1997, respectively, from $5,774,000 and $12,291,000 for the three and six months ended July 31, 1996, respectively, as a result of strong export sales and strong sales to the mining industry.

Gross profit as a percentage of revenues remained relatively constant at 28.1% and 27.6% for the three and six months ended
July 31, 1997, respectively, compared to 28.4% and 27.3% for the same periods last year.

Selling, general and administrative expenses increased to $11,120,000 and $21,447,000 (or 16.4% and 17.2% of revenues, respectively) for the three and six months ended July 31, 1997 compared to $9,852,000 and $19,589,000 (or 17.5% and 17.8% of
revenues, respectively) for the three and six months ended July 31, 1996. Selling, general and administrative expenses as a percent of revenue decreased period-to-period principally because of the increase in revenues noted above and the non-variable nature of certain components of these expenses.

Depreciation increased to $2,869,000 and $5,701,000 for the three and six months ended July 31, 1997, respectively, compared to $2,611,000 and $5,452,000, respectively, for the same periods last year. The increase in depreciation was primarily a result of increased capital expenditures during the year.

Equity in earnings of foreign affiliates was $978,000 and $1,798,000 for the three and six months ended July 31, 1997, respectively, compared to $726,000 and $1,828,000, respectively, for the same periods last year. The increase for the three months ended July 31, 1997 was primarily a result of improved margins on the Mexican affiliate operations and increased drilling activity in Peru on certain projects which had been delayed in the first quarter by inclement weather.

Interest expense increased $123,000 and $58,000 for the three and six months ended July 31, 1997, respectively, as compared to the three and six months ended July 31, 1996. The increase was primarily a result of additional borrowings made in July 1997 to finance the Stanley Acquisition.

Income taxes of $1,952,000 and $2,983,000 for the three and six months ended July 31, 1997, respectively, increased from $1,535,000 and $2,437,000, respectively, in the same periods last year as a result of higher income before taxes compared to the prior year. The effective tax rate for the three and six months ended July 31, 1997 was 38% compared to 37.6% and 40%, respectively, for the same periods last year. The effective tax rate was reduced in the second quarter of fiscal 1997 primarily as a result of the tax treatment of the Company's foreign affiliates.


CHANGES IN FINANCIAL CONDITION

Cash from operations was $6,116,000 for the six months ended July 31, 1997 compared to $4,748,000 for the same period last year. The change in cash from operations was primarily a result of more profitable operations for the period compared to the same period last year. Cash from operations, and borrowings under the Company's available credit agreement, were primarily used for additions to property and equipment of $8,482,000 during the six months ended July 31, 1997, and the acquisition of Stamm-Scheele.

The Company obtained an investment in limited gold mining concessions as a result of the Stanley Acquisition. In connection with the concessions, the Company expects to make capital contributions of approximately $415,000 through December
31, 1997 and to make further capital contributions thereafter.

During July 1997, the Company amended its existing credit agreement to provide a reducing revolving cash borrowing facility of up to $100,000,000 (the "New Credit Agreement"). Borrowings under the New Credit Agreement were used to complete the Stanley Acquisition (see Note 2 to the Consolidated Financial Statements) and refinance indebtedness under the Company's existing credit agreement. The Company's borrowings and outstanding letter of credit commitments under the New Credit Agreement were $58,000,000 and $5,118,000, respectively, at July 31, 1997, leaving approximately $36,882,000 of unused availability.

On August 19, 1997, the Company completed the sale of 2,756,565 shares of Common Stock in a public offering with net proceeds of approximately $43,500,000 which were used to reduce the debt incurred under the New Credit Agreement in connection with the Stanley Acquisition.

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

     NOT APPLICABLE


ITEM 3 - Defaults Upon Senior Securities

     NOT APPLICABLE


ITEM 4 - Submission of Matters to a Vote of Security Holders

     An annual meeting of stockholders was held on May 22, 1997.
Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:

     a) Election of Robert J. Dineen as a Class II Director to hold office for a term expiring at the 2000 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

                For            Against        Withheld Authority
            ----------        --------       ------------------
             7,767,230            -0-               152,916

     b) Ratification and approval of the selection of the accounting firm of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ended January 31, 1998:

                For            Against        Withheld Authority
            ----------        --------       ------------------
            7,919,243           303                  600

     c) Ratification and approval of the amendment of the Layne Christensen Company 1992 Stock Option Plan increasing the number of shares authorized for issuance under the Plan from 750,000 to 1,250,000:


                For            Against        Withheld Authority
            ----------        --------       ------------------
            6,669,693          406,687              2,150

ITEM 5 - Other Information

     NONE

ITEM 6 - Exhibits and Reports on Form 8-K

     On August 6, 1997, the Company filed a Form 8-K relating to its acquisition of all of the outstanding capital stock of Stanley Mining Services Limited ("Stanley"), a publicly traded Australian company. The report included the consolidated financial statements of Stanley as of June 30, 1996 and 1995, as of March 31, 1997 and 1996, for the years ended June 30, 1996 and 1995 and for the nine months ended March 31, 1997 and 1996, as well as the financial statements of Glindemann & Kitching Pty Ltd. as of June 30, 1996, as of March 31, 1997 and 1996, for the year ended June 30, 1996 and for the nine months ended March 31, 1997 and 1996.

     On August 12, 1997, the Company filed a Form 8-K/A which amended the Company's Form 8-K filed April 9, 1997 which announced the tender offer for Stanley.

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


                                     LAYNE CHRISTENSEN COMPANY
                                            (Registrant)



DATE:     September 15, 1997         /S/ A.B. Schmitt
                                     ---------------------------
                                     A.B. Schmitt, President
                                       and Chief Executive
                                       Officer



DATE:     September 15, 1997         /s/ Jerry W. Fanska
                                     ---------------------------
                                     Jerry W. Fanska,
                                        Vice President
                                        Finance and Treasurer