Form 10-Q
period 1997-10-31
LAYNE CHRISTENSEN CO
filed 1997-12-09
CIK 888504

FORM 10-Q
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended October 31, 1997.

                         OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from         to

                    -------------

           Commission File Number 33-48432


                   LAYNE CHRISTENSEN COMPANY
    (Exact name of registrant as specified in its charter)

           Delaware                         48-0920712
-------------------------------      -------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)


1900 SHAWNEE MISSION PARKWAY, MISSION WOODS, KANSAS      66205
(Address of principal executive offices)            (Zip Code)

                   (913) 362-0510
(Registrant's telephone number, including area code)

                   NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report.)

                   ---------------

     Indicate by check mark whether the registrant
(1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such
shorter period that the registrant was required to
file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X . No    .
                                              ---     ---
     There were 11,631,556 shares of common stock, $.01 par value per share, outstanding on December 5, 1997.

                       PART I

ITEM 1.   Financial Statements

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                        (in thousands)
                                                October 31,        January 31,
                                                   1997               1997
                                                -----------        -----------
ASSETS
Current assets:
   Cash and cash equivalents                    $   3,382          $   1,697
 Customer receivables, less allowance
  of $2,772 and $1,002, respectively               55,344             32,031
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                12,416             10,284
 Inventories                                       23,986             17,739
 Deferred income taxes                             10,179              6,356
 Other                                              2,603              1,675
                                                ---------          ---------
       Total current assets                       107,910             69,782
                                                ---------          ---------

Property and equipment:
 Land                                               8,912              7,922
 Buildings                                         14,245             13,555
 Machinery and equipment                          142,465            101,945
                                                ---------          ---------
                                                  165,622            123,422
 Less - Accumulated depreciation                  (76,857)           (69,015)
                                                ---------          ---------
       Net property and equipment                  88,765             54,407
                                                ---------          ---------
Other assets:
 Investment in foreign affiliates                  18,818             17,172
 Goodwill and other intangible assets,
  at cost less accumulated amortization            33,077                521
 Property and equipment held for sale                 224                713
 Other                                              2,037              1,055
                                                ---------          ---------
       Total other assets                          54,156             19,461
                                                ---------          ---------

                                                $ 250,831          $ 143,650
                                                =========          =========

              See Notes to Consolidated Financial Statements.


           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (in thousands, except share and per share data)

                                                  October 31,      January 31,
                                                     1997              1997
                                                  -----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                 $   23,193       $  12,550
 Current maturities of long-term debt                    -               114
 Accrued compensation                                 11,673           8,348
 Accrued insurance expense                             7,465           5,410
 Other accrued expenses                               13,135           7,663
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                   12,316           6,054
                                                   ---------       ---------
      Total current liabilities                       67,782          40,139
                                                   ---------       ---------
Noncurrent and deferred liabilities:
  Long-term debt                                      55,267          30,314
 Deferred income taxes                                 5,379           3,307
 Accrued insurance expense                             5,606           5,775
  Other                                                1,473           1,451
                                                   ---------       ---------
      Total noncurrent and deferred liabilities       67,725          40,847
                                                   ---------       ---------
Contingencies
Stockholders' equity:
 Preferred stock, par value $.01 per share,
  5,000,000 shares authorized, none issued and
  outstanding                                            -               -
 Common stock, par value $.01 per share,
  30,000,000 shares authorized, 11,631,556 and
  8,871,467 shares issued and outstanding,
  respectively                                           116              89
 Capital in excess of par value                       82,889          39,293
 Retained earnings                                    33,932          24,187
 Notes receivable from management stockholders          (175)           (199)
 Unrecognized pension cost                              (551)           (624)
 Cumulative translation adjustment                      (887)            (82)
                                                   ---------       ---------
      Total stockholders' equity                     115,324          62,664
                                                   ---------       ---------
                                                   $ 250,831       $ 143,650
                                                   =========       =========

              See Notes to Consolidated Financial Statements.

             LAYNE CHRISTENSEN COMPANY AND
       SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME
       (in thousands, except share and per share data)

                                       Three Months             Nine Months
                                    Ended October 31,        Ended October 31,
                                      1997      1996         1997        1996
                                   ---------  ---------   ---------  ---------
Revenues:
  Net service revenues             $  83,135  $  52,218   $ 192,242  $ 150,012
  Net product sales                    7,200      7,994      23,526     20,285
                                   ---------  ---------   ---------  ---------
      Total                           90,335     60,212     215,768    170,297
                                   ---------  ---------   ---------  ---------
Cost of revenues (exclusive of
 depreciation shown below):
  Cost of service revenues            59,662     37,132     138,677    108,358
  Cost of product sales                5,286      5,908      17,094     14,722
                                   ---------  ---------   ---------  ---------
      Total                           64,948     43,040     155,771    123,080
                                   ---------  ---------   ---------  ---------
Gross profit                          25,387     17,172      59,997     47,217
Selling, general and
 administrative expenses              12,152      9,849      33,599     29,438
Depreciation and amortization          4,718      2,752      10,419      8,204
                                   ---------  ---------   ---------  ---------
Operating income                       8,517      4,571      15,979      9,575
Other income (expense):
  Equity earnings of foreign
   affiliates                            585      1,290       2,383      3,118
  Interest                            (1,218)      (559)     (2,564)    (1,847)
  Other, net                             (15)        31         (80)       579
                                   ---------  ---------   ---------  ---------
Income before income taxes             7,869      5,333      15,718     11,425
Income tax expense                     2,990      2,133       5,973      4,570
                                   ---------  ---------   ---------  ---------
  Net income                       $   4,879  $   3,200   $   9,745  $   6,855
                                   =========  =========   =========  =========
Net income per common and
 dilutive equivalent share         $     .42  $     .35   $     .97  $     .75
                                   =========  =========   =========  =========
Weighted average number of
 common and dilutive
 equivalent shares outstanding:
Weighted average
  shares outstanding              11,092,000  8,871,000    9,622,000  8,863,000
  Dilutive stock options             448,000    279,000      414,000    265,000
                                  ----------  ---------   ----------  ---------
                                  11,540,000  9,150,000   10,036,000  9,128,000
                                  ==========  =========   ==========  =========

            See Notes to Consolidated Financial Statements.

              LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                          (in thousands)

                                                            Nine Months
                                                         Ended October 31,
                                                      ----------------------
                                                         1997         1996
                                                      ---------    ---------
Cash flow from operating activities:
  Net income                                          $  9,745     $  6,855
  Adjustments to reconcile net income to cash
   from operations:
    Depreciation and amortization                       10,419        8,204
    Deferred income taxes                                1,093        1,180
    Equity earnings in foreign affiliates               (2,383)      (3,118)
    Dividends received from foreign affiliates             756        1,086
    Loss (gain) from disposal of property and
     equipment                                              97         (328)
    Changes in current assets and liabilities
     (exclusive of effects of acquisitions):
      Increase in customer receivables                 (12,952)      (3,527)
      Increase in cost and estimated earnings in
       excess of billings on uncompleted contracts      (2,590)      (3,746)
      (Increase) decrease in inventories                (1,420)         307
      (Increase) decrease in other current assets          166         (555)
      Decrease in accounts payable and accrued
       expenses                                           (625)      (2,336)
      Increase in billings in excess of costs and
       estimated earnings on uncompleted contracts       6,262        2,456
    Other, net                                            (709)        (724)
                                                      --------      -------
  Cash from operating activities                         7,859        5,754
                                                      --------      -------
Cash flow from investing activities:
  Additions to property and equipment                  (15,890)     (10,219)
  Proceeds from disposal of property and equipment         304          903
  Proceeds from sale of property held for disposal         434          -
  Acquisitions of businesses, net of cash acquired     (53,942)         -
  Investment in foreign affiliates                         (19)        (328)
  Investment in domestic affiliate                         -            295
                                                      --------     --------
  Cash from investing activities                       (69,113)      (9,349)
                                                      --------     --------
Cash flow from financing activities:
  Net borrowings under revolving facility               26,000        4,000
  Repayments of long-term debt                          (5,870)         (78)
  Payments on notes receivable from management
   stockholders                                             24          114
  Issuances of common stock, net of expenses            43,510          -
  Debt issuance costs                                     (725)        (272)
                                                      --------     --------
  Cash from financing activities                        62,939        3,764
                                                      --------     --------
Net increase in cash and cash equivalents                1,685          169
Cash and cash equivalents at beginning of period         1,697          382
                                                       --------    --------
Cash and cash equivalents at end of period            $  3,382     $    551
                                                       ========    ========

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

The amounts paid for income taxes and interest are as follows (in thousands):

                        Nine Months Ended October 31,
                        ----------------------------
                           1997              1996
                          ------            ------
    Income taxes          $4,405            $2,530
    Interest               2,730             1,601

During the first quarter of fiscal 1998, the Company issued 3,524 shares of common stock and 15,727 stock options to employees related to fiscal 1997 compensation awards. The total value of these awards were approximately $114,000, which was accrued at January 31, 1997.

Certain amounts for prior periods have been reclassified to conform with the current presentation.

2.   Acquisitions

On May 20, 1997, the Company, through its wholly-owned subsidiary Layne Christensen Australia Pty
Limited ("Layne Australia"), made a tender offer to the security holders of Stanley Mining Services
Limited ("Stanley"), a company listed on the Australian Stock Exchange (the "Stanley
Acquisition"). Stanley is an Australian mineral exploration drilling company that provides services predominantly to gold mining companies in Australia and West Africa, principally Ghana. As of October 1,
1996, Stanley purchased 51% of Glindemann & Kitching
Pty Ltd. ("G&K"), a drilling contractor based and operating in Western Australia that specializes in diamond core exploration drilling for gold projects.
The remaining 49% of G&K was acquired by Stanley as of July 1, 1997 for a purchase price of $7,814,000.
The purchase price was paid on September 5, 1997.

The Stanley Acquisition was substantially consummated on July 25, 1997 for a purchase price of approximately $50,070,000 consisting of a cash purchase price for the tender offer of $48,337,000 and $1,733,000 of transaction costs. The Company also assumed approximately $12,523,000 of Stanley's existing indebtedness.
The Company has accounted for the acquisition using the purchase method of accounting. Stanley has been reflected in Layne's results of operations beginning
August 1, 1997. The purchase price has been allocated based on estimated fair values of assets and liabilities as of July 31, 1997. This allocation was based on preliminary estimates and may be revised at a later date. On August 19, 1997, the Company completed the sale of 2,756,565 shares of Common
Stock in a public offering. Net proceeds to the Company from the offering of approximately
$43,500,000 were used to reduce the debt incurred under the New Credit Agreement in connection with the Stanley Acquisition.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisitions of Stanley and G&K and the stock offering had occurred at the beginning of fiscal year 1997, with proforma adjustments to give effect to interest expense on acquisition debt, amortization of goodwill and certain other adjustments, together with related income tax effects:

                           Nine Months Ended October 31,
                           -----------------------------
      (in thousands,
  except per share data)        1997             1996
  ----------------------        ----             ----
  Revenues                   $ 244,733        $ 211,314
  Net income                    10,948            8,911
  Net income per share             .91              .75

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of February 1, 1997, nor are they necessarily indicative of future operating results.
In July 1997, the Company also acquired all of the outstanding stock of Stamm-Scheele, Inc., ("Stamm-
Scheele") a water well drilling and maintenance company in Louisiana, for approximately $2,574,000 in cash. The acquisition has been accounted for using the purchase method of accounting. Had this acquisition taken place as of February 1, 1997, pro forma operating results would not have been significantly different from those reported.
In October 1997, the Company also acquired certain assets of Afridrill (Tanzania) Limited, a mineral exploration company located in East Africa for approximately $3,700,000 in cash and certain contingent future payments of approximately $684,000.
The acquisition has been accounted for using the purchase method of accounting. Had this acquisition taken place as of February 1, 1997, pro forma operating results would not have been significantly different from those reported.

The above acquisitions, accounted for using the purchase method, had the following effect on the Company's fiscal 1998 consolidated financial position (in thousands of dollars):

   Property and equipment                  $ 28,952
   Working capital                           (1,230)
   Other assets                              33,089
   Non-current and deferred liabilities      (6,869)
                                           --------
        Total purchase price,
          net of cash acquired             $ 53,942
                                           ========

3.   Inventories

The Company values inventories at the lower of cost
(first-in, first-out) or market (in thousands):

                                          As of
                                 ------------------------
                                 October 31,   January 31,
                                     1997         1997
                                 -----------  -----------
   Raw materials                 $     1,714  $     1,790
   Work in process                     1,829        1,568
   Finished products,
    parts and supplies                20,443       14,381
                                 -----------   -----------
        Total                    $    23,986   $   17,739
                                 ===========   ===========

4.  Indebtedness

During July 1997, contemporaneously with the consummation of the Stanley Acquisition (see Note 2), the Company amended its existing credit agreement to provide a $100,000,000 reducing revolving credit facility ("New Credit Agreement"). The New Credit
Agreement was used to finance the Stanley Acquisition and refinance the Company's existing indebtedness under a $30,000,000 credit facility, and is available for working capital and capital expenditures and for other general corporate purposes. The New Credit
Agreement provides a reducing revolving cash borrowing facility of up to $100,000,000, less any outstanding letter of credit commitments ($20,000,000 sublimit).
The New Credit Agreement will terminate in July 2002 and any borrowings thereunder will mature at that time. Layne Australia will be eligible to draw down
$30,000,000 under the New Credit Agreement. The New
Credit Agreement provides for guarantees by certain of the Company's domestic subsidiaries. The
New Credit Agreement contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, sale of assets or other dispositions, transactions with affiliates, mandatory prepayments based on the proceeds from the sale of assets and debt and equity securities and certain financial maintenance covenants, including among others, minimum interest coverage and maximum leverage ratios. The New Credit Agreement provides for interest at variable rates equal to (i) for loans in Australian dollars, an Australian Bill rate plus .50% to .875% (depending upon debt to capitalization ratios) or (ii) for loans in United States dollars, at the Company's option, a Eurodollar rate plus .50% to
 .875% (depending upon debt to capitalization ratios) or an alternate reference rate as defined in the New
Credit Agreement.  As of October 31, 1997, there was
$30,000,000 of outstanding borrowings under the New
Credit Agreement, at an interest rate of 6.325%.

5.   Contingencies

The Company's drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixedprice, "turnkey" basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its provision of services and products. Litigation arising from any such occurrences may result in the Company's being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance or business interruption insurance with respect to its foreign operations.

The Company's former parent corporation, The Marley
Company ("Marley"), maintained insurance reserves for the Company on its financial statements to cover expected losses under various casualty insurance policies for occurrences prior to April 30, 1992.
Those reserves were funded through intercompany charges to the Company, which were calculated on the basis of the estimated insured losses incurred by the Company. The Company had indemnified Marley for claims or retroactive insurance premiums on those policies that exceeded the amount of reserves attributable to the Company's estimated losses through April 30, 1992. Pursuant to an agreement with Marley, in November 1997, the Company received payment from Marley in the amount of the remaining reserves and will be responsible for any remaining incurred but unpaid claims or losses. The Company has established reserves in its consolidated balance sheet at the date of payment for these claims and losses. The
Company believes that the amount of such reserves will be sufficient to cover its reasonably anticipated insured losses under past insurance policies.

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

  ================================================

ITEM 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition

Cautionary Language Regarding Forward-Looking
Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E of the Exchange Act of
1934. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project,"
"believe," "intend," "expect," "plan" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various metals, unanticipated slowdowns in the Company's major markets, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

RESULTS OF OPERATIONS

The Company substantially consummated the Stanley
Acquisition at the end of July, 1997. Stanley has been reflected in Layne's results of operations beginning in the third quarter ending October 31, 1997. The Stanley Acquisition has been accounted for using the purchase method of accounting, and will have a significant effect on Layne Christensen's future operations and on comparisons of income and expense items in future periods in relation to fiscal
1997 and the first six months of fiscal 1998. Among other things, the Company has incurred a substantial increase in long-term debt and goodwill and will incur a substantial increase in interest expense and goodwill amortization in future periods.

With the recent Stanley Acquisition, the percentage of the Company's revenues and operating income tied to the mining industry has increased substantially.
Demand for the Company's mineral exploration drilling services and products depends upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals which often fluctuate widely. In this connection, the recent decline in the price of gold has adversely impacted the level of mineral exploration and development activities conducted by mining companies. Any significant decline in the price of precious and other metals, including the recent decline in the price of gold, could have a material adverse effect on the Company.

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

                                                                    Period
                           Three Months         Nine Months       -to-Period
                         Ended October 31,   Ended October 31,       Change
                           1997     1996        1997    1996     Three    Nine
                           ----     ----        ----    ----     Months  Months
                                                                ------  ------
Water well drilling
 and maintenance          35.4%    48.9%       42.0%     49.8%     8.4%    6.8%
Mineral exploration
 drilling                 29.0     21.5        24.7      22.4    103.0    39.4
Geotechnical drilling     20.5      5.1        14.5       4.3    508.9   328.2
Environmental drilling     6.3      9.2         6.4      10.2      2.8   (20.0)
Other services             0.8      2.0         1.5       1.4    (42.1)   38.3
                         -----    -----       -----     -----
  Total service revenues  92.0     86.7        89.1      88.1     59.2    28.2
Product sales              8.0     13.3        10.9      11.9     (9.9)   16.0
                         -----    -----       -----     -----
  Total revenues         100.0%   100.0%      100.0%    100.0%    50.0    26.7
                         =====    =====       =====     =====

Cost of revenues:
 Cost of service
   revenues               71.8%    71.7%       72.1%     72.2%    60.7    28.0
 Cost of product sales    73.4     73.9        72.7      72.6    (10.5)   16.1
  Total cost of revenues  71.9     71.5        72.2      72.3     50.9    26.6
                         -----    -----       -----     -----
Gross profit              28.1     28.5        27.8      27.7     47.8    27.1
Selling, general and
 administrative expenses  13.5     16.4        15.6      17.3     23.4    14.1
Depreciation and
 amortization              5.2      4.5         4.8       4.8     71.4    27.0
                         -----    -----       -----     -----
Operating income           9.4      7.6         7.4       5.6     86.3    66.9

Other income (expense):
 Equity earnings of
  foreign affiliates       0.6      2.1         1.1       1.9     (54.7) (23.6)
 Interest                 (1.3)    (0.9)       (1.2)     (1.1)    117.9   38.8
 Other, net                0.0      0.1         0.0       0.3       *       *
                         -----    -----       -----     -----
Income before
 income taxes              8.7      8.9         7.3       6.7      47.6   37.6
Income tax expense         3.3      3.6         2.8       2.7      40.2   30.7
                         -----    -----       -----     -----
Net income                 5.4%     5.3%       4.5%       4.0%     52.5   42.2
                         =====    =====      =====      =====
________________
*  Not meaningful.


Revenues for the three months ended October 31, 1997 increased $30,123,000, or 50.0%, to $90,335,000 while revenues for the nine months ended October 31, 1997 increased $45,471,000, or 26.7%, to $215,768,000 from the three and nine months ended October 31, 1996, respectively.

Water well drilling and maintenance revenues increased 8.4%, to $31,951,000, and 6.8%, to
$90,629,000, for the three and nine months ended
October 31, 1997, respectively, compared to revenues of $29,472,000 and $84,875,000 for the three and nine months ended October 31, 1996, respectively. The increases in water well drilling and maintenance revenues for the periods were primarily the result of the recent acquisition of Stamm-Scheele, combined with a large international water project commenced during the second quarter and strong demand in certain central and southern areas of the United
States. The increase in the third quarter was partially offset by a decrease in dewatering projects performed for the mining industry in the southwest
United States.

Mineral exploration drilling revenues increased
103.0%, to $26,321,000, and 39.4%, to $53,119,000,
for the three and nine months ended October 31, 1997, respectively, from $12,964,000 and $38,092,000 for the three and nine months ended October 31, 1996, respectively. The increase was primarily a result of the Stanley Acquisition, partially offset by the temporary reallocation of resources from mineral exploration services to geotechnical drilling services in connection with the Company's previously announced ground freeze project in Timmins, Ontario, Canada for Echo Bay Mines, Ltd. (the "Timmins
Project").

Geotechnical drilling revenues increased 508.9%, to $18,475,000, and 328.2%, to $31,333,000, for the
three and nine months ended October 31, 1997, respectively, compared to revenues of $3,034,000 and $7,318,000 for the three and nine months ended
October 31, 1996, respectively. This increase was primarily a result of the Timmins Project, which began in April 1997, combined with certain other large geotechnical drilling contracts being performed during the period. Excluding the Timmins Project, geotechnical drilling increased 102.1% and 80.8% for the three and nine months ended October 31, 1997, respectively, over the prior periods. It is anticipated that the Timmins Project will be substantially completed within one year of inception and will generate geotechnical drilling revenues of approximately $27,000,000. In light of the size of the Timmins Project, there can be no assurance that this level of revenues will be sustained in the future in the geotechnical drilling product line.

Environmental drilling revenues increased 2.8%, to $5,682,000, and decreased 20.0%, to $13,888,000, for the three and nine months ended October 31, 1997, respectively, from $5,528,000 and $17,360,000 for the three and nine months ended October 31, 1996, respectively. The Company believes the year to date decrease in revenue in this market is primarily the result of decreased demand in the southwest region of the United States combined with revenue declines attributed to district offices closed in the prior period.

Product sales decreased 9.9%, to $7,200,000 and increased 16.0%, to $23,526,000, for the three and nine months ended October 31, 1997, respectively, from $7,994,000 and $20,285,000 for the three and nine months ended October 31, 1996, respectively.
The decrease in product sales for the quarter was primarily the result of an increase in intercompany mineral exploration products sales. Sales for the nine months increased from the prior period as a result of continued strong sales to the mining industry.

Gross profit as a percentage of revenues remained relatively constant at 28.1% and 27.8% for the three and nine months ended October 31, 1997, respectively, compared to 28.5% and 27.7% for the same periods last year.

Selling, general and administrative expenses increased to $12,152,000 and $33,599,000 (or 13.5%
and 15.6% of revenues, respectively) for the three and nine months ended October 31, 1997 compared to $9,849,000 and $29,438,000 (or 16.4% and 17.3% of
revenues, respectively) for the three and nine months ended October 31, 1996. The period-to-period dollar increase is primarily a result of the Stanley
Acquisition.

Depreciation and amortization increased to $4,718,000 and $10,419,000 for the three and nine months ended
October 31, 1997, respectively, compared to $2,752,000 and $8,204,000, respectively, for the same periods last year. The increase in depreciation and amortization was primarily a result of the Stanley
Acquisition and increased capital expenditures during the year.

Equity in earnings of foreign affiliates was $585,000 and $2,383,000 for the three and nine months ended
October 31, 1997, respectively, compared to $1,290,000 and $3,118,000, respectively, for the same periods last year. The decreases from the previous periods were primarily a result of decreased drilling activities in Bolivia and difficult weather conditions in the higher altitudes in other South
American countries.

Interest expense increased $659,000 and $717,000 for the three and nine months ended October 31, 1997, respectively, as compared to the three and nine months ended October 31, 1996. The increase was a result of additional borrowings made in July 1997 to finance the Stanley Acquisition.

Income taxes of $2,990,000 and $5,973,000 for the three and nine months ended October 31, 1997, respectively, increased from $2,133,000 and
$4,570,000, respectively, in the same periods last year as a result of higher income before taxes compared to the prior year. The effective tax rate for the three and nine months ended October 31, 1997 was 38% compared to 40% for the same periods last year.
The effective tax rate was reduced to 38% in the fourth quarter of fiscal 1997 primarily as a result of the tax treatment of the Company's foreign affiliates.

CHANGES IN FINANCIAL CONDITION

Cash from operations was $7,859,000 for the nine months ended October 31, 1997 compared to $5,754,000 for the same period last year. The change in cash from operations was primarily a result of more profitable operations for the period compared to the same period last year. Cash from operations and borrowings under the Company's available credit agreement was primarily used for additions to property and equipment of $15,890,000 during the nine months ended October 31, 1997, and the acquisitions of Stanley, Afridrill and Stamm-Scheele totaling
$53,942,000.

During July 1997, the Company amended its existing credit agreement to provide a reducing revolving cash borrowing facility of up to $100,000,000 (the "New
Credit Agreement").  Borrowings under the New Credit
Agreement were used to complete the Stanley
Acquisition (see Note 2 to the Consolidated Financial
Statements) and refinance indebtedness under the Company's existing credit agreement. The Company's borrowings and outstanding letter of credit commitments under the New Credit
Agreement were $30,000,000 and $5,074,000,
respectively, at October 31, 1997, leaving approximately $64,926,000 of unused availability.
On August 19, 1997, the Company completed the sale of 2,756,565 shares of Common Stock in a public offering. Net proceeds to the Company from the offering of approximately $43,500,000 were used to reduce the debt incurred under the New Credit
Agreement in connection with the Stanley Acquisition.
The Company believes that borrowings from its available credit agreement and cash from operations will be sufficient for the Company's seasonal cash requirements and to fund its budgeted capital expenditures for at least the balance of the fiscal year.

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


                             LAYNE CHRISTENSEN COMPANY
                                   (Registrant)


DATE:  December 9, 1997      /s/A.B. Schmitt
                             -------------------------------
                             A.B. Schmitt, President
                               and Chief Executive Officer


DATE:  December 9, 1997      /s/Jerry W. Fanska
                             -------------------------------
                             Jerry W. Fanska, Vice President
                               Finance and Treasurer