Form 10-K
period 1998-01-31
LAYNE CHRISTENSEN CO
filed 1998-04-30
CIK 888504

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the Fiscal Year Ended January 31, 1998.
                                       Or
[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from _________________ to __________________.

                         Commission file number: 0-20578

                            Layne Christensen Company
             (Exact name of registrant as specified in its charter)

                  Delaware                              48-0920712
               --------------                     ------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the 5,466,385 shares of Common Stock of the Registrant held by non-affiliates of the Registrant on March 31, 1998, computed by reference to the closing sale price of such stock as reported on the NASDAQ National Market System, was $82,679,073. At March 31, 1998, there were 11,631,556 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A--Part III.

                                     PART I

Item 1. Business

General

         Layne Christensen Company provides drilling services and related products and services in four principal markets: water well drilling and maintenance, mineral exploration drilling, geotechnical drilling and environmental drilling. Layne Christensen's customers include municipalities, industrial companies, mining companies and environmental consulting and engineering firms located principally in the United States, Canada, Mexico, Australia, Africa and South America.

         The Company acquired Christensen Boyles Corporation ("CBC") in December 1995, which expanded the Company's mineral exploration drilling business domestically and marked the Company's entry into Chile and Peru and other South American countries through CBC's affiliated companies. The CBC acquisition also gave the Company substantial capabilities in designing and manufacturing drill rigs, diamond drill bits and related equipment used by the mineral exploration industry.

         On July 25, 1997, the Company, through its wholly owned subsidiary Layne Christensen Australia Pty Limited, consummated a tender offer to the security holders of Stanley Mining Services Limited ("Stanley"), a company listed on the Australian Stock Exchange. Stanley is an Australian mineral exploration company that provides services predominantly to gold mining companies in Australia and Africa. In October 1996, Stanley acquired 51% of Glindemann & Kitching Pty Ltd. ("G&K"), a drilling contractor based and operating in Western Australia that specializes in diamond core exploration drilling for gold projects. On September 5, 1997, G&K repurchased the remaining 49% of G&K's outstanding stock thereby making G&K a wholly owned subsidiary of Stanley. The acquisition by the Company of all the outstanding capital stock of Stanley and the repurchase by G&K of all of G&K's capital stock not previously owned by Stanley are referred to as the "Stanley Acquisition."

         On August 19, 1997, the Company completed a secondary stock offering of 5,750,000 shares of its common stock, par value $0.01 per share, 2,756,565 of which were sold by the Company and the balance of which were sold by certain of the Company's existing stockholders. The proceeds received by the Company from the shares it sold were used to reduce the debt incurred in connection with the Stanley Acquisition.

         The Company maintains its executive offices at 1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205. The Company's telephone number is (913) 362-0510.

Market Overview

         The principal markets in which the Company operates are: water well drilling and maintenance, mineral exploration drilling, geotechnical drilling and environmental drilling. In addition, the Company's mineral exploration drilling includes drill and blast operations used in mine development. For purposes of this Form 10-K, the phrase "mineral exploration drilling" includes drill and blast operations, unless otherwise noted. The characteristics of each of these markets vary, particularly with respect to the maturity and cyclicality of the market in various geographic areas. In each of these markets, however, the purchaser of drilling services and products generally demands technical expertise, knowledge of local geological conditions, project management skills, access to significant amounts of capital equipment and cost effective pricing.

     Water Well Drilling and Maintenance

         Demand for water well drilling services is driven by the need to access groundwater, which is affected by many factors including population movements and expansions, such as new housing developments, deteriorating water quality and limited availability of surface water. Groundwater is a vital natural resource that is pumped from the earth for drinking water, irrigation and industrial use. In many parts of the United States and other parts of the world, groundwater is the only reliable source of water. Groundwater is located in saturated geological zones at varying depths beneath the surface and accumulates in subsurface strata (aquifers). Surface water, the other major source of potable water, comes principally from large lakes and rivers.

         The water well drilling market is highly fragmented, consisting of several thousand water well drilling contractors in the United States. However, the Company believes that a substantial majority of these contractors are regionally and locally based, and are primarily involved in drilling low volume water wells for agricultural and residential customers, markets in which the Company does not generally compete. The Company's target groundwater drilling market consists of high volume water wells drilled principally for municipal and industrial customers. These wells have more stringent design specifications and are deeper and larger in diameter than low-volume residential and agricultural wells. Drillers for high-volume wells must have strong technical expertise, expert knowledge of local geology, large drilling equipment and the ability to procure sizable performance bonds.

         The demand for well and pump repair and maintenance depends upon the age and use of the well and pump, the quality of material and workmanship applied in the original well installation and changes in the depth and quality of the aquifer. Repair and rehabilitation work is often required on an emergency basis or within a relatively short period of time after a performance decline is recognized and is often awarded to the firm that initially drilled the well. Scheduling flexibility, together with appropriate expertise and equipment, are critical for a repair and maintenance service provider. Like the water well drilling market, the market for repair and maintenance is highly fragmented. It consists of most well drilling companies as well as firms that provide solely repair and maintenance services.

     Mineral Exploration Drilling

         Demand for mineral exploration drilling and products is driven by the demand for identifying, defining and developing underground mineral deposits. Factors influencing the demand for mineral-related drilling services include growth in the economies of developing countries, international political conditions, inflation and foreign exchange levels, commodity prices, the economic feasibility of mineral exploration and production, the discovery rate of new mineral reserves and the ability of mining companies to access capital for their activities.

         In recent years, important changes in the international mining industry have led to the development and growth of mineral exploration in developing regions of the world, including West Africa, Asia and South America. Certain countries, such as Chile and Peru, have liberalized their mining codes to permit foreign investment, and investment conditions generally have improved in those countries. At the same time, stricter environmental permitting rules in the United States and Canada have delayed or blocked the development of certain projects forcing mining companies to look overseas for growth. In addition, technological advancements now allow development of mineral resources previously regarded as uneconomical. The mining exploration industry has also increased its focus on these areas due to their early stage of mining development, relative to the more mature mining regions of the world such as the United States and South Africa.

         Mining companies hire exploration drillers to extract samples from sites that the mining companies analyze for mineral content. Mineral exploration drilling requires a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the underlying mineral deposit. Familiarity with the local geology is critical to acquiring this competence. Mineral exploration drilling consists of exploratory drilling and definitional drilling. Exploratory drilling is conducted to determine if there is a minable mineral deposit (an orebody) on the site. Definitional drilling is typically conducted at a site to assess whether it would be economical to mine. The demand for definitional drilling has increased in recent years as new and less expensive mining techniques have made it feasible to mine previously uneconomical orebodies.

         In drill and blast operations conducted at open pit mines under production, the driller drills holes for the placement of explosives; the explosives are then detonated to loosen and dislodge earth, which is hauled away by the mining company for processing. Drill and blast contracts typically have lower margins than traditional mineral exploration drilling projects; however, they provide more stable revenues because drill and blast contracts typically have a duration of three to five years whereas traditional mineral exploration projects typically have substantially shorter terms. To win drill and blast contracts, a drilling company must be familiar with the mine site and its geology, have proven drill and blast expertise and personnel and easily transferable rigs and appropriate drilling equipment that can be dedicated to the site.

     Geotechnical Drilling Services

         Geotechnical drilling services are used to modify weak and unstable soils, decrease water flow in bedrock and provide support and groundwater control for excavation. Methods used include cement and chemical grouting and ground freezing, techniques for stabilizing soils; jet grouting, a high-pressure method for providing subsurface support; and dewatering, a method for lowering the water table. Geotechnical drilling services are important during the construction of dams, tunnels, shafts, water lines, subways and other civil construction projects. Demand for geotechnical drilling services is driven primarily by the demand for these infrastructure improvements. The customers for these services are primarily heavy civil construction contractors, governmental agencies, mining companies and the industrial sector. The geotechnical drilling services industry is highly fragmented.

     Environmental Drilling

         Demand for environmental drilling services is driven by public concern over groundwater contamination and resulting regulatory requirements to investigate and remediate contaminated sites and aquifers. Numerous and complex federal, state and local laws have been enacted for the purpose of investigating and remediating pollution of underground aquifers as well as preventing or controlling the potential environmental hazards caused by groundwater contamination. Environmental drilling services are utilized to assess, investigate, monitor and improve water quality and pumping capacity. Customers are typically national and regional consulting firms engaged by federal and state agencies as well as industrial companies that need to assess or clean up groundwater contamination sources.

Business Strategy

          The Company's growth strategy is to expand its current geographic markets and enter into new business lines that build on the Company's core competencies. Key elements of this strategy are as follows:

     Expand Mineral Exploration Drilling Internationally

         The Company believes that its best mineral exploration drilling opportunities exist in Australasia, Africa and South America. To position itself to take advantage of such opportunities, the Company intends to expand its international mineral exploration business through internal expansion and acquisitions. The Company believes that the foreign enterprises and their local affiliates acquired through the acquisitions of CBC and Stanley create the opportunity to expand their businesses by leveraging their local market expertise and the Company's technical competence, access to transferable drilling equipment and employee training and safety programs. The Stanley Acquisition also will give the Company the opportunity to expand its existing South American mineral exploration drilling activities into drill and blast operations. With the additional resources and capabilities provided by its acquisitions of CBC and Stanley, the Company believes it will be better positioned to expand its operations in countries such as Argentina, Bolivia, Brazil and Zambia, where it expects the mineral exploration industry to grow.

     Acquire Water Well Drilling Businesses in the United States

         Layne Christensen is currently the largest provider of water well drilling services in the United States, operating in all regions of the country. The Company intends to expand its water well drilling business in the United States by making strategic acquisitions of selected regional privately-held water well drilling firms. For example, in July 1997 the Company acquired Stamm-Scheele Inc., a water well drilling company based near Baton Rouge, Louisiana, and in March 1998, acquired certain assets of Hydro Group, Inc., a water well drilling and environmental drilling company with operations in New York, New Jersey, Ohio, Pennsylvania and Virginia. The Company believes that by combining the Company's capabilities with regional firms, the Company will improve such firms' efficiency, safety record, bonding capacity, profitability and professionalism and enable these firms to win project bids that they would not otherwise have won.

     Expand Water Well Drilling Internationally

         The Company intends to build its groundwater business internationally by leveraging the mineral exploration services that it currently provides to mining customers. Mining companies frequently need to implement a dewatering program that requires the installation of wells to remove groundwater from the mine excavation or to construct a groundwater well to obtain process water for use in connection with mining activities. For example, the Company is currently undertaking a project through one of the Company's Chilean affiliates for the completion of thirteen water production wells in the Collahuasi mine in Northern Chile, with technical support provided through Layne Christensen. Many developing countries also have significant and growing requirements to access groundwater to satisfy their potable water needs. The Company intends to position itself to be an industry leader in water well drilling in certain foreign markets, such as Mexico and Thailand. In all of its regions, the Company intends to concentrate on large scale industrial and government water well drilling projects.

     Expand Presence in Geotechnical Drilling Services

         The Company's participation in the geotechnical drilling services market is still in an early stage. The Company intends to leverage its drilling capabilities, industry contacts, reputation, project management skills and growing geographic presence to expand this business. In particular, the Company's strategy is to focus on relatively larger, technically demanding projects using its grouting and ground freezing capabilities. An example of the implementation of this strategy is the Company's project in Timmons, Ontario, Canada where the Company has been engaged by Echo Bay Mines Ltd. to construct a subsurface frozen earth barrier around a 3.5 kilometer perimeter open pit gold mine.

         While the Company expects to continue conducting environmental drilling business for the foreseeable future, and continues to consider such market as one of its principal markets, the Company does not expect such business to provide growth opportunities in the foreseeable future.

Services and Products

         Layne Christensen's current business is divided into four primary areas: water well drilling and maintenance services; mineral exploration drilling services and products; geotechnical drilling services; and environmental drilling services.

     Overview of the Company's Drilling Techniques

         The types of drilling techniques employed by the Company in its drilling activities have different applications:

         - Conventional and reverse circulation rotary rigs are used in water well and mineral exploration drilling primarily for drilling large diameter wells and employ air or drilling fluid circulation for removal of cuttings and borehole stabilization.

         - Dual tube drilling, an innovation advanced by the Company primarily for mineral exploration and environmental drilling, conveys the drill cuttings to the surface inside the drill pipe. This drilling method is critical in mineral exploration drilling and environmental sampling because it provides immediate representative samples and because the drill cuttings do not contact the surrounding formation thus avoiding contamination of the borehole while providing reliable, uncontaminated samples. Because this method involves circulation of the drilling fluid inside the casing, it is highly suitable for penetration of underground voids or faults where traditional drilling methods would result in the loss of circulation of the drilling fluid, thereby preventing further penetration.

         - Diamond core drilling is used in mineral exploration drilling to core solid rock, thereby providing geologists and engineers with solid rock samples for evaluation.

         - Cable tool drilling, which requires no drilling fluid, is used primarily in water well drilling for larger diameter wells. While slower than other drilling methods, it is well suited for penetrating boulders, cobble and rock.

         - Auger drilling is used principally in water well and environmental drilling for efficient completion of relatively small diameter, shallow wells. Auger rigs are equipped with a variety of auger sizes and soil sampling equipment.

     Water Well Drilling and Maintenance

         Drilling Services

         The Company provides complete water well systems on a turnkey basis, offering the comprehensive range of services required to provide professionally designed, constructed and maintained municipal, industrial and, to a lesser extent, agricultural water wells. Although it may not perform each of the services it offers on every project, the Company has the capability to provide every element of a water well system, including test hole drilling, well casing and screen selection and installation, gravel packing, grout sealing, well development and testing and pump selection, equipment sales and installation. Layne Christensen provides water well drilling services in most regions of the United States and in certain foreign countries.

         Water well drilling requires the integration of hydrogeology and engineering with the techniques of well drilling because the drilling methods and size and type of equipment depend upon the depth of the wells and the geological formations encountered at the project site. The Company has extensive well archives and equipment in addition to technical personnel to determine geological conditions and aquifer characteristics in most locations in the United States, enabling it to locate suitable water-bearing formations to meet a wide variety of customer requirements. The Company provides feasibility studies using complex geophysical survey methods and has the expertise to analyze the survey results and define the source, depth and magnitude of an aquifer. It can then estimate recharge rates, specify required well design features, plan well field design and develop water management plans. To conduct these services, the Company maintains a staff of professional employees including civil and geological engineers, geologists, hydrogeologists, geophysicists, and microbiologists.

         As part of its water well drilling and installation business, the Company sells a wide variety of pumps manufactured by third parties, including vertical turbine, submersible, shortcoupled and horizontal centrifugal pumps. The Company also sells and installs certain third party water treatment equipment, which is typically installed at or near the wellhead, including chlorinators, aerators, filters and controls. In addition, the Company sells miscellaneous supplies manufactured by the Company as well as third parties for use in the water well drilling industry, including well casing, well screens, drill pipe and bits, drilling fluids and well cleaning supplies.

         Well and Pump Repair and Maintenance

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

         The Company offers complete repair and maintenance services for existing wells, pumps and related equipment through a network of local offices throughout its geographic markets in the United States. In addition to its well service rigs, the Company has equipment capable of conducting downhole closed circuit televideo inspections (one of the most effective methods for investigating water well problems), enabling the Company to diagnose better and respond more quickly to well and maintenance problems.

         The Company's trained and experienced personnel can perform a variety of well rehabilitation techniques, including chemical and mechanical methods, and can perform bacteriological well evaluation and water chemistry analysis. The Company also has the capability and inventory to repair, in its own machine shops, most water well pumps, regardless of manufacturer, as well as to repair well screens, casings and related equipment such as chlorinators, aerators and filtration systems.

     Mineral Exploration Drilling and Products

         Drilling Services

         The Company provides drilling services for geological assessment, in situ mining and mineral exploration. These services are used primarily by major gold and copper producers based in the United States and Canada, and to a lesser extent, iron ore producers. In response to a shift in recent years by many of these producers to foreign markets in search of economically minable orebodies, the Company commenced mineral exploration drilling operations in Mexico in 1991. With its acquisition of CBC in December 1995, the Company acquired foreign affiliates operating in South America with facilities in Chile and Peru. These affiliates have projects in Argentina, Bolivia, Brazil, Chile, Mexico and Peru, among other locations. In addition, with the Stanley Acquisition, the Company now has operations in Australia and Africa.

         Products

         With its acquisition of CBC, the Company expanded its operations to include the manufacture and marketing of a wide range of standard equipment used by the Company and third party drilling contractors involved in mineral exploration and mine development in various parts of the world. The Company's products include drill rigs, coring equipment and drill bits. The Company uses its experience gained from completing a wide range of drilling projects to design products, particularly drill bits, that are well suited to current drilling applications, and from time to time, will design and manufacture products for custom applications. The Company's products are designed and manufactured to meet its own rigid standards of quality and utility as well as the standards of various trade associations.

         Layne Christensen manufactures a line of diamond core mineral exploration drill rigs which are designed to meet the specialized work requirements of mineral exploration sites and can also be used at environmental sites. The Company's line of rig accessory equipment and tools includes subs, bushings and adapters; water swivels; a variety of safety related equipment; and hoisting, lowering and pulling equipment.

         The Company manufactures conventional and wireline coring equipment for recovery of core samples from the earth. The Company's wireline core barrels are core recovery tools designed for operation at the bottom of the drill string where a core bit cuts the core that is collected and retained inside the core barrel. The Company also offers a full line of equipment for conventional coring. The Company's conventional and wireline coring products include drill rods manufactured by third parties to which the Company adds industry standard threading suited to its products.

         The diamond drill bit products manufactured by the Company include products incorporating matrix powder technology coupled with both synthetic and natural diamonds. The principal categories of drilling bits are surface set diamond bits, impregnated synthetic diamond bits and polycrystalline synthetic diamond bits. Each category of bit is specifically designed for maximum drilling efficiency in different geological formations and drilling applications, and the Company frequently updates and redesigns its bits for various formations and applications. The Company's bit products also include reamers and stabilizers for stabilizing and centering the drill bit. The Company distributes its products to distributors, general contractors, mineral exploration companies and equipment and parts suppliers.

         The Company engages in on-going engineering, research and development activities to improve its existing products and to design and develop new products for both existing and new drilling applications. To further promote efficiency, reduce development costs and enhance customer relationships, the Company's research and engineering staff works closely with its customers to design and develop custom-engineered drilling solutions.

     Geotechnical Drilling Services

         Geotechnical drilling services include those services provided by the Company to the heavy civil construction market to provide ground modification for construction work in unstable soils during the construction of dams, tunnels, shafts and other civil construction projects. Services offered include cement and chemical grouting, jet grouting, drain hole drilling, installation of ground anchors, tie backs, rock bolts and instrumentation. The Company offers expertise in selecting the appropriate support techniques to be applied in various geological conditions. In addition, the Company has extensive experience in the placement of measuring devices capable of monitoring water levels and ground movement.

         The Company also offers artificial ground freezing capabilities, typically utilized as an alternative method to dewatering large diameter excavation and tunneling projects. The Company recently completed a project for Echo Bay Mines Ltd. to construct a subsurface frozen earth barrier around an open pit gold mine in Timmons, Ontario, Canada.

     Environmental Drilling

         The Company offers a wide range of environmental drilling services including: investigative drilling, installation and testing of wells that monitor the extent of groundwater contamination, installation of recovery wells that extract contaminated groundwater for treatment (pump and treat remediation) and specialized site safety programs associated with drilling at contaminated sites. Monitoring wells are installed to determine the nature and extent of known or suspected subsurface contamination as well as to monitor an area for future contamination. In addition, monitoring wells are often installed surrounding underground petroleum or chemical storage tanks to monitor for possible future tank leaks or product spills. After monitoring and testing the groundwater, recovery wells may be installed to extract contaminated water from the aquifer for treatment or disposal.

         In its environmental health services department, the Company employs a full-time staff qualified to prepare site specific health and safety plans for customers who have workers employed on hazardous waste cleanup sites as required by Occupation and Safety Health Administration ("OSHA") and Mine Safety and Health Administration of the Department of Labor ("MSHA").

Operations

         The Company operates on a decentralized basis, with approximately 74 sales and operations offices located in most regions of the United States as well as in Canada, Australia, Africa, Mexico and Thailand. In addition, the Company, through its foreign affiliates, operates out of locations in Mexico, South America and Europe.

         The Company is primarily organized domestically in eastern and western geographic regions, each with a regional vice president in charge of operations and district managers in charge of individual district office profit centers. The district managers report to their respective regional vice president on a regular basis. Each district office employs a field superintendent who is in charge of projects in the field and sales engineers who are responsible for marketing the Company's services in their district as well as for monitoring the progress of projects. The Company does not conduct significant marketing activities. Instead, the Company's sales engineers cultivate and maintain contacts with existing and potential customers. In this way, the Company learns of and is in a position to compete for proposed drilling projects in the region.

         In its foreign affiliates, where the Company does not have majority ownership or operating control, day-to-day operating decisions are made by local management. The Company's regional vice presidents oversee the Company's interests in its foreign affiliates as well as the operations of its foreign subsidiaries. In addition, the Company manages its interests in its foreign affiliates through regular management meetings and analysis of comprehensive operating and financial information. In its significant foreign affiliates, the

Company has entered into shareholder agreements that give it limited board representation rights and require super-majority votes in certain circumstances.

Customers and Contracts

         Each of the Company's service and product lines has major customers; however, no single customer accounted for 10% or more of the Company's revenues in any of the past three fiscal years.

         Generally, the Company negotiates its service contracts with industrial and mining companies and other private entities, while its service contracts with municipalities are generally awarded on a bid basis. The Company's contracts vary in length depending upon the size and scope of the project. The majority of such contracts are awarded on a fixed price basis, subject to change of circumstance and force majeure adjustments, while a smaller portion are awarded on a cost plus basis. Substantially all of the contracts are cancelable for, among other reasons, the convenience of the customer.

         In the water well drilling service line, the Company's customers are typically municipalities and local operations of industrial businesses. Of the Company's water well drilling revenues in fiscal 1998, approximately 66% were derived from municipalities and approximately 19% were derived from industrial businesses while the balance was derived from other customer groups. The term "municipalities" is used to include local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, the Company targets customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which the Company believes it has competitive advantages over its competitors due to its drilling expertise and financial resources.

         In the water well repair and maintenance service line, the Company's customers also include municipalities and local operations of industrial businesses. In fiscal 1998, approximately 51% of the Company's repair and maintenance revenues were derived from municipalities, approximately 30% of such revenues were derived from industrial businesses and the balance was derived from other customer groups.

         Customers for the Company's mineral exploration drilling services in the United States, Mexico, Canada, Australia, Africa and South America are primarily gold and copper producers. The Company's largest customers in its mineral exploration drilling business are multi-national corporations headquartered primarily in the United States and Canada. Customers for mineral exploration products manufactured or sold by the Company include distributors, general contractors, mineral exploration companies and equipment and parts suppliers.

         In its geotechnical drilling services product line, the Company's customers are primarily heavy civil construction contractors, governmental agencies, mining companies and industrial companies. The Company often acts as a specialty subcontractor when it provides geotechnical drilling services.

         The Company's primary environmental drilling customers are regional or national consulting firms retained by federal or state agencies or by industrial companies to assist in the assessment and cleanup of groundwater contamination.

Backlog

         The Company's backlog consists of executed service and product purchase contracts, or portions thereof, not yet performed by the Company. The Company believes that its backlog does not have any significance other than as a short-term business indicator because substantially all of the contracts comprising the backlog are cancelable for, among other reasons, the convenience of the customer. The Company's backlog was approximately $45,005,000 at January 31, 1998, compared to approximately $40,966,000 at January 31, 1997. The Company's backlog as of year end is generally completed within the following fiscal year.

Competition

         The Company's competition in the water well drilling business consists primarily of small, local water well drilling operations and some regional competitors. Oil and natural gas well drillers generally do not compete in the water well drilling business because the technology, expertise and equipment utilized in these businesses differ significantly. Only a small percentage of all companies that perform water well drilling services have the technical competence and drilling expertise to compete effectively for high volume municipal and industrial projects, which typically are more demanding than projects in the agricultural or residential well markets. In addition, smaller companies often do not have the financial resources or bonding capacity to compete for large projects. However, there are no proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to the Company. Water well drilling work is usually obtained on a competitive bid basis for municipalities, while work for industrial customers is obtained on a negotiated or informal bid basis.

         As is the case in the water well drilling business, the well repair and maintenance business is characterized by a large number of relatively small competitors. The Company believes only a small percentage of the companies performing these services have the technical expertise necessary to diagnose complex problems, perform many of the sophisticated rehabilitation techniques offered by the Company or repair a wide range of pumps in their own facilities. In addition, many of these companies have only a small number of pump service rigs. Repair and maintenance projects are typically negotiated at the time of repair or contracted for in advance depending upon the lead time available for the repair work. Since pump repair and rehabilitation work is typically negotiated on an emergency basis or within a relatively short period of time, those companies with available rigs and the requisite expertise have a competitive advantage by being able to respond quickly to repair requests.

         In its mineral exploration drilling business, the Company competes with a number of drilling companies as well as vertically integrated mining companies that conduct their own exploration drilling or drill and blast activities; some of these competitors have greater capital and other resources than the Company. In the mineral exploration drilling market, the Company competes based on price, expertise and reputation. The Company believes it has a well-recognized reputation for expertise and performance in this market, although the Company is not the largest company providing these services on a national or international basis. The Company believes that this market is becoming more competitive, particularly in the United States. Mineral exploration drilling work is typically performed on a negotiated basis. In the market for the Company's manufactured mineral exploration drilling products, the Company's competitors consist of the Boart Longyear Group, an indirect subsidiary of Anglo-American Industrial Corporation, Ltd., and a small number of other manufacturers. The Company competes in this market based on price, technical design and reputation.

         The geotechnical drilling services market is highly fragmented as a result of the large area served, the wide range of techniques offered and the large number and variety of contractors. In this market, the Company competes based upon a combination of reputation, innovation and price.

         In the environmental drilling market, Layne Christensen competes with different types of drillers depending on the services involved. Small site assessments and routine underground storage tank assessment and remediation projects are highly competitive and attract a large number of local drilling competitors. More sophisticated and demanding projects generally require the expertise and resources of larger drilling operators with access to multiple rigs and alternative drilling techniques. The larger drilling companies generally also have the requisite expertise and safety training to assess the risks associated with drilling on sites having higher contamination levels and larger amounts of hazardous wastes. The Company believes its risk assessment process enables it to select projects prudently and to better manage risks associated with those projects. The Company focuses on the more technically demanding projects in this area and avoids the smaller and highly competitive site assessment and remediation projects. Environmental drilling contracts are usually bid or negotiated at the initial stage but major contract extensions are often negotiated.

Employees and Training

         At January 31, 1998, the Company had 2,949 employees, 166 of whom were hourly employees and members of collective bargaining units represented by locals affiliated with major labor unions in the United States. The Company believes that its relationship with its employees is satisfactory.

         In all of the Company's service lines, an important competitive factor is technical expertise. As a result, the Company emphasizes the training and development of its personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. In addition, the Company emphasizes strict adherence to all health and safety requirements and offers incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and good safety practices. Training includes an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight hour updates. The Company has an environmental health sciences staff which allows it to offer such training in-house. This staff also prepares health and safety plans for specific sites and provides input and analysis for the health and safety plans prepared by others.

         On average, the Company's field supervisors and drillers have sixteen and ten years, respectively, of experience with the Company. In addition, many of the Company's professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial and mechanical engineering, geology, microbiology and metallurgy. The Company believes that its size and reputation allow it to compete effectively for highly qualified professionals.

Regulatory and Environmental Matters

         The services provided by the Company are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Its operations are subject to inspection and regulation by various governmental agencies, including the Department of Transportation, OSHA and MSHA in the United States as well as their counterparts in foreign countries. In addition, the Company's activities are subject to regulation under various environmental laws regarding emissions to air, discharges to water and management of wastes and hazardous substances. To the extent the Company fails to comply with these various regulations, it could be subject to monetary fines, suspension of operations and other penalties. In addition, these and other laws and regulations affect the Company's mineral drilling services and product customers and influence their determination whether to conduct mineral exploration and development.

         Many localities require well operating licenses which typically specify that wells be constructed in accordance with applicable regulations. Various state, local and foreign laws require that water wells and monitoring wells be installed by licensed well drillers. The Company maintains well drilling and contractor's licenses in those jurisdictions in which it operates and in which such licenses are required. In addition, the Company employs licensed engineers, geologists and other professionals necessary to the conduct of its business. In those circumstances in which the Company does not have a required professional license, it subcontracts that portion of the work to a firm employing the necessary professionals.

Potential Liability and Insurance

         The Company's drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, "turnkey" basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its provision of services and products. For example, the Company could be held responsible for contamination caused by an accident which occurs as a result of the Company drilling through a contaminated water source and creating a channel through which the contaminants migrate to an uncontaminated water source. Litigation arising from any such occurrences may result in the Company's being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company.

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

Item 2.  Properties and Equipment

         The Company's corporate headquarters are located in Mission Woods, Kansas (a suburb of Kansas City, Missouri), in approximately 28,000 square feet of office space leased by the Company pursuant to a written lease agreement which expires February 28, 2000. The Company's manufacturing operations are primarily conducted from an approximately 84,000 square foot plant located in Salt Lake City, Utah and owned by the Company (the "Plant").

         As of January 31, 1998, the Company (excluding foreign affiliates) owned or leased approximately 615 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This includes rigs used primarily in each of its service lines as well as multi-purpose rigs. In addition, as of January 31, 1998, the Company's foreign affiliates owned or leased approximately 115 drill rigs.

Item 3.  Legal Proceedings

         The Company is involved in various matters of litigation, claims and disputes which have arisen in the ordinary course of the Company's business. While the resolution of any of these matters may have an impact on the financial results for the period in which the matter is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect on the Company's business or consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 1998.

Item 4A. Executive Officers of the Registrant

         Executive officers of the Company are appointed by the Board of Directors for such terms as shall be determined from time to time by the Board, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

         Set forth below are the name, age and position of each executive officer of the Company.

                  Name            Age              Position
                  ----            ---              --------

         Andrew B. Schmitt         49     President, Chief Executive Officer and
                                             Director
         H. Edward Coleman         60     Senior Vice President
         Norman E. Mehlhorn        57     Senior Vice President
         Eric R. Despain           49     Senior Vice President
         Kent B. Magill            45     Vice President-General Counsel and
                                             Secretary
         Jerry W. Fanska           49     Vice President--Finance and Treasurer

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

         Eric R. Despain has served as the Company's Senior Vice President since February 1996 and is responsible for the Company's manufacturing facilities and operations in Australasia and Africa. Prior to joining the Company in December 1995, Mr. Despain was President and a member of the Board of Directors of CBC since 1986.

         Kent B. Magill has served as the Company's Vice President-General Counsel and Secretary since August 1992 and served as Vice President and Associate General Counsel of The Marley Company since May 1989.

         Jerry W. Fanska has served as the Company's Vice President--Finance and Treasurer since April 1994 and as Controller since December 1993. Prior to joining Layne Christensen, Mr. Fanska served as corporate controller of The Marley Company since October 1992 and as its Internal Audit Manager since April 1984.

         There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an executive officer of the Company.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded in the over-the-counter market through the NASDAQ National Market System under the symbol LAYN. The stock has been traded in this market since the Company became a publicly-held company on August 20, 1992. The following table sets forth the range of high and low bid prices of the Company's stock by quarter for fiscal 1998 and 1997, as reported by the NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions and do not necessarily represent actual transactions.


                  Fiscal Year 1998            High                   Low
                  ----------------            ----                   ---
                  First Quarter               $18                    $14 1/4
                  Second Quarter               22 1/2                 15 3/4
                  Third Quarter                24 1/4                 17
                  Fourth Quarter               21                     12

                  Fiscal Year 1997            High                   Low
                  ----------------            ----                   ---
                  First Quarter               $12                    $10 1/4
                  Second Quarter               13 1/8                 11
                  Third Quarter                13 3/8                 11
                  Fourth Quarter               15 1/2                 12 3/8

         At March 16, 1998, there were approximately 179 owners of record of the Company's common stock.

         The Company has not paid any cash dividends on its common stock during its two most recent fiscal years. Moreover, the Board of Directors of the Company does not anticipate paying any cash dividends in the foreseeable future. The Company's future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of the Company and such other factors as the Board of Directors may deem relevant, as well as restrictions under the Credit Agreement between the Company, various financial institutions and Bank of America National Trust and Savings Association as agent ("New Credit Agreement"), the Note Agreement between the Company and Massachusetts Mutual Life Insurance Company and other restrictions which may exist under other credit arrangements existing from time to time. The New Credit Agreement limits the cash dividends payable by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" under Item 7 and Note 8 of the Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

         The following selected historical financial information for the fiscal years ended January 31, 1998, 1997, 1996 and 1995, and historical for the twelve months ended January 31, 1994, respectively, has been derived from the Company's consolidated financial statements. Financial information for fiscal years 1998, 1997, 1996, and 1995 has been derived from the Company's audited consolidated financial statements. Financial information for the twelve months ended January 31, 1994, has been derived from unaudited consolidated financial statements, which in the opinion of the Company, include all adjustments necessary for a fair presentation of such information. During fiscal years 1998 and 1996, the Company completed the acquisitions of Stanley Mining Services, Limited ("Stanley") and Christensen Boyles Corporation ("CBC"), respectively, which have been accounted for under the purchase method of accounting (see Note 2 of the Notes to Consolidated Financial Statements) and, accordingly, the Company's consolidated results include the operations of Stanley and CBC from the date of each acquisition. The information below should also be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                                                       Twelve
                                               Fiscal Years Ended                                   Months Ended
                                                     January 31,                                     January 31,
                                      -----------------------------------------------------         ------------
                                        1998           1997           1996            1995              1994
                                      -------         ------         ------         -------             ----
Income Statement Data
 (in thousands, except
   per share amounts):
   Revenues                            $294,600      $222,853       $167,271       $166,830            $169,766
     Cost of revenues
       (exclusive of
       depreciation
       shown below)                     213,717       161,602        122,078        123,814             130,004
                                       --------      --------       --------       --------            --------
     Gross profit                        80,883        61,251         45,193         43,016              39,762
     Selling, general
       and administrative
       expenses                          45,908        38,956         28,260         28,860              31,985
       Depreciation and
       amortization                      15,681        10,974          8,233          7,811               8,737
         Restructuring
       charge                              -              -              -              -                12,000
                                       --------      --------      ---------        -------            --------
     Operating income
       (loss)                            19,294        11,321          8,700          6,345             (12,960)
     Other income
       (expense):
     Equity in earnings
       of foreign
       affiliates                         3,022         3,895            -              -                   -

     Interest                            (3,618)       (2,447)          (767)          (779)             (2,048)

     Other, net                            (267)          161            407            (84)               (198)
                                       --------      --------         --------          -------        --------

   Income (loss) before
     income taxes                        18,431        12,930          8,340          5,482             (15,206)
   Income tax (benefit)
     expense                              7,004         4,913          3,753          2,522              (5,736)
                                       --------      --------       --------        -------            --------

   Net income (loss)                   $ 11,427      $  8,017       $  4,587        $ 2,960            $ (9,470)
                                       ========      ========       ========        =======            ========

   Basic earnings (loss)
     per share                         $   1.13      $   0.90       $   0.62        $  0.40            $  (1.31)
                                       ========      ========       ========        =======            ========

   Diluted earnings
     (loss) per share                  $   1.09      $   0.88       $   0.61        $  0.40            $  (1.31)
                                       ========      ========       ========        =======            ========



                                                                         At January 31,
                                            ---------------------------------------------------------------------
                                                1998            1997           1996          1995           1994
                                                ----            ----           ----          ----           ----
Balance Sheet Data
   (in thousands):
     Working capital                         $ 39,661        $ 29,643       $ 26,796       $13,578        $29,545
     Total assets                             243,899         142,421        134,177        79,094         90,250
     Long-term debt                            57,500          30,314         28,428          --           18,900
     Total stockholders'
       equity                                 114,259          62,664         53,972        40,273         37,348


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto under Item 8.

Cautionary Language Regarding Forward-Looking Statements

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "believe," "intend," "expect," "plan" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various metals, unanticipated slowdowns in the Company's major markets, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Results of Operations

         The Company substantially consummated the acquisition of Stanley at the end of July, 1997 (the "Stanley Acquisition"). Stanley has been reflected in Layne Christensen's results of operations beginning August 1, 1997. The Stanley Acquisition has been accounted for using the purchase method of accounting, and will have a significant effect on Layne Christensen's future operations and on comparisons of income and expense items in future periods in relation to fiscal 1997 and the first six months of fiscal 1998. Among other things, the Company has incurred a substantial increase in long-term debt and goodwill and will incur a substantial increase in interest expense and goodwill amortization in future periods.

         With the recent Stanley Acquisition, the percentage of the Company's revenues and operating income tied to the mining industry has increased substantially. Demand for the Company's mineral exploration drilling services and products depends upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals which often fluctuate widely. In this connection, the recent movement in the prices of gold and copper has adversely impacted the level of mineral exploration and development activities conducted by mining companies which, in turn, has adversely impacted the Company's results for the fourth quarter of fiscal 1998. Should the current trend in the price of precious and other metals continue, it could have a material adverse impact on the Company's operating results.

         The following table, which is derived from the Company's consolidated financial statements as discussed in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.


                                                                                Period-to-Period
                                                                                    Change
                                            Fiscal Years Ended                      ------
                                                January 31,                    1998         1997
                                       ----------------------------             vs.          vs.
Revenues:                              1998        1997        1996     |      1997         1996
                                       ----        ----        ----     |      ----         ----
   Water well drilling and                                              |
      maintenance                      39.8%       49.0%       60.1%    |       7.4%        8.7%
   Mineral exploration drilling        26.7        22.2        11.2     |      59.4       162.8
   Environmental drilling               6.5        10.4        15.1     |     (17.6)       (8.0)
   Geotechnical drilling and                                            |
      other services                   16.7         6.6         5.5     |     238.5        60.0
                                      -----       -----       -----     |
        Total service revenues         89.7        88.2        91.9     |      34.5        27.8
   Product sales                       10.3        11.8         8.1     |      15.0        94.7
                                      -----       -----       -----     |
        Total revenues                100.0%      100.0%      100.0%    |      32.2        33.2
                                      =====       =====       =====     |
Cost of revenues:                                                       |
   Cost of service revenues            72.4%       72.5%       72.2%    |      34.3        28.4
   Cost of product sales               73.5        72.4        81.5     |      16.7        72.8
        Total cost of revenues         72.5        72.5        73.0     |      32.2        32.4
                                      -----       -----       -----     |
Gross profit                           27.5        27.5        27.0     |      32.1        35.5
Selling, general and                                                    |
   administrative expenses             15.6        17.5        16.9     |      17.8        37.8
Depreciation and amortization           5.4         4.9         4.9     |      42.9        33.3
                                      -----       -----       -----     |
Operating income                        6.5         5.1         5.2     |      70.4        30.1
Other income (expense):                                                 |
   Equity in earnings of                                                |
      foreign affiliates                1.0         1.7           -     |     (22.4)         *
   Interest                            (1.1)       (1.1)       (0.5)    |      47.9          *
   Other, net                          (0.1)        0.1         0.2     |       *         (60.4)
                                      -----       -----       -----     |
Income before income taxes              6.3         5.8         4.9     |      42.5        55.0
Income tax expense                      2.4         2.2         2.2     |      42.6        30.9
                                      -----       -----       -----     |
Net income                              3.9         3.6         2.7     |      42.5        74.8
                                      =====       =====       =====

*  Not meaningful.

Comparison of Fiscal 1998 to Fiscal 1997

Results of Operations

         Revenues for fiscal 1998 were $294,600,000, a 32.2% increase compared to $222,853,000 for fiscal 1997. Water well drilling and maintenance revenues increased 7.4% to $117,318,000 for fiscal 1998 from $109,280,000 for fiscal 1997. The increase was primarily a result of the acquisition of a Louisiana drilling company and strong demand for these services in certain central and southern areas of the United States. Mineral exploration drilling revenues increased to $78,736,000 for fiscal 1998, compared to $49,395,000 for fiscal 1997. The increase was primarily a result of the Stanley Acquisition combined with the Company's recent expansion into Africa. Geotechnical drilling revenues increased to $44,975,000 for fiscal 1998, compared to $10,553,000 for fiscal 1997. The increase was primarily the result of the Company's previously announced ground freeze project in Timmins, Ontario, Canada for Echo Bay Mines, Ltd. (the "Timmins Project"). Excluding the Timmins Project, geotechnical drilling revenues increased 83.9% for the year due to increased market penetration of the geotechnical drilling market. Product sales increased 15.0% for fiscal 1998 to $30,246,000 from $26,309,000 for fiscal 1997. The increase was primarily the result of strong demand for the Company's mineral exploration drill rigs and related products.

         Gross profit as a percentage of revenues remained constant at 27.5% for each of the years ended January 31, 1998 and 1997.

         Selling, general and administrative expenses increased to $45,908,000 for fiscal 1998, compared to $38,956,000 for fiscal 1997. Depreciation and amortization expense increased to $15,681,000 for fiscal 1998, compared to $10,974,000 for fiscal 1997. The increases in these expenses were primarily a result of the Stanley Acquisition.

         Interest expense increased to $3,618,000 for fiscal 1998, compared to $2,447,000 for fiscal 1997. The increase was primarily the result of additional borrowings to finance the Stanley Acquisition. Equity in earnings of foreign affiliates decreased to $3,022,000 for fiscal 1998, compared to $3,895,000 for fiscal 1997. The decrease was primarily the result of difficult weather conditions in Chile and Peru, as well as lower demand for drilling products and services due to depressed minerals prices.

         Income taxes increased to $7,004,000 for fiscal 1998, compared to $4,913,000 for fiscal 1997, as a result of higher income before taxes. The Company's effective tax rate was 38% for both years.

Comparison of Fiscal 1997 to Fiscal 1996

Results of Operations

         The Company's 1997 results include the effect of the December 1995 merger with CBC (the "Merger"), a world leader in providing diamond core drilling services for mineral exploration and among the largest manufacturers of diamond core bits, core barrels, drilling rigs and related equipment used by the mining industry. The Merger was treated as a purchase for financial accounting purposes, and accordingly the results of operations include CBC from the acquisition date.

         Revenues for fiscal 1997 increased $55,582,000 or 33.2% to $222,853,000 from fiscal 1996. Water well drilling and maintenance revenues increased 8.7% to $109,280,000 for fiscal 1997 compared to revenues of $100,551,000 for fiscal 1996. The Company believes the increase in water well drilling revenues for the year was mainly the result of continued increases in domestic municipal spending in certain areas of the United States combined with increased sales of water well equipment. Mineral exploration drilling revenues increased 162.8% to $49,395,000 for fiscal 1997 from $18,794,000 for fiscal 1996. The increase was the result of the addition, through the Merger, of CBC's domestic and Canadian drilling operations and continued strong mining demand in Mexico. Environmental drilling revenues decreased 8.0% to $23,260,000 for fiscal 1997 from $25,278,000 for fiscal 1996. The Company believes the decrease for the year was mainly the result of a continuing soft market for the environmental services offered by the Company. Product sales increased 94.7% to $26,309,000 for fiscal 1997 from $13,516,000 for fiscal 1996, as a result of the domestic production facilities of CBC acquired in the Merger.

         Gross profit margin was 27.5% for 1997 compared to 27.0% for 1996. The increase in gross profit margin was primarily attributable to increased margins on product sales as a result of sales of drilling equipment and bits from manufacturing facilities acquired in the Merger which had higher gross profit margins than those associated with the Company's products distribution business. The increase in gross profit margin on product sales was partially offset by lower gross profit margin on CBC's service revenues.

         Selling, general and administrative expenses increased to $38,956,000 for fiscal 1997 compared to $28,260,000 for fiscal 1996. The dollar increase in selling, general and administrative expenses was a result of the Merger, compensation related expenses and growth in operations. As a percentage of revenues, selling, general and administrative expenses were 17.5% in fiscal 1997 and 16.9% in fiscal 1996. The increase as a percentage of revenue was due to increased requirements for certain incentive-related expenses and a generally higher percentage of selling expenses on product sales than contracting revenues.

         Depreciation increased to $10,974,000 for fiscal 1997 compared to $8,233,000 for fiscal 1996. The increase was primarily a result of assets acquired in the Merger, and the capital expenditures made by the Company in the last several years.

         Equity in earnings of foreign affiliates were $3,895,000 for fiscal 1997. These earnings were a result of the investments in foreign affiliates acquired in connection with the Merger. The affiliates are reported on a one month lag, and therefore had no impact on the Company's fiscal 1996 operations. See Note

3 of the Notes to Consolidated Financial Statements for additional information on the affiliates.

         Interest expense increased $1,680,000 for fiscal 1997 compared to fiscal 1996. The increase was a result of the increased borrowings necessitated by the Merger.

         Income taxes of $4,913,000 for fiscal 1997 increased from $3,753,000 for fiscal 1996 as a result of higher income before taxes compared to the prior year. The effective tax rate for fiscal 1997 was 38.0% compared to 45.0% for fiscal 1996. This improvement in the Company's effective tax rate was a result of the tax treatment of the Company's earnings from foreign affiliates acquired through the Merger. U.S. Federal income taxes are generally not provided by the Company on the equity earnings of the affiliates as foreign tax credits should become available under current tax law to significantly reduce or eliminate the resulting U.S. income tax liability.

Fluctuation in Quarterly Results

         The Company historically has experienced fluctuations in its quarterly results arising from the timing of the award and completion of contracts, the recording of related revenues and unanticipated additional costs incurred on projects. The Company's revenues on large drilling contracts are recognized on a percentage of completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. A significant number of the Company's contracts contain fixed prices and assign responsibility to the Company for cost overruns for the subject projects; as a result, revenues and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could affect the Company's operating results for a particular quarter. Many of the Company's contracts are also subject to cancellation by the customer upon short notice with limited damages payable to the Company. In addition, adverse weather conditions, natural disasters, force majeure and other similar events can curtail Company operations in various regions of the world throughout the year, resulting in performance delays and increased costs. Moreover, the Company's domestic drilling activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to drilling sites and the ability to drill; as a result, the Company's revenues and earnings in its second and third quarters tend to be higher than revenues and earnings in its first and fourth quarters. Accordingly, as a result of the foregoing as well as other factors, quarterly results should not be considered indicative of results to be expected for any other quarter or for any full fiscal year. See the Company's Consolidated Financial Statements and Notes thereto.

Inflation

         Management believes that the Company's operations for the periods discussed have not been adversely affected by inflation or changing prices.

Liquidity and Capital Resources

         The primary source of the Company's liquidity in fiscal 1998, 1997, and 1996 was its cash from operating activities of $14,270,000, $17,116,000 and $7,268,000, respectively. The change in cash from operating activities from fiscal 1997 to 1998 was primarily the result of improved net income offset by an increase in accounts receivable and inventories.

         Cash from operations, along with borrowings under the Company's revolving credit agreement and a secondary offering, was primarily utilized for additions to property and equipment of $22,425,000 and acquisitions, including the Stanley Acquisition, totaling $53,942,000. Capital expenditures during fiscal 1998 were primarily directed toward international expansion and upgrading the Company's equipment and facilities. The Company expects to spend approximately $10,000,000 in the next fiscal year for capital expenditures. The Company anticipates fiscal 1999 capital expenditures will be used to continue to upgrade the Company's equipment and capabilities. As of January 31, 1998, the Company had no material commitments outstanding for capital assets.

         During July 1997, the Company amended its existing credit agreement to provide a reducing revolving cash borrowing facility of up to $100,000,000 (the "New Credit Agreement"). Borrowings under the New Credit Agreement were used to complete the Stanley Acquisition (see Note 2 to the Consolidated Financial Statements) and refinance indebtedness under the Company's existing credit agreement. The Company's borrowings and outstanding letter of credit commitments under the New Credit Agreement were $32,500,000 and $5,605,000, respectively, at January 31, 1998, leaving approximately $61,895,000 of unused availability. See
Note 8 of the Notes to Consolidated Financial Statements.

         On August 19, 1997, the Company completed the sale of 2,756,565 shares of Common Stock in a public offering. Net proceeds to the Company from the offering of approximately $43,510,000 were used to reduce the outstanding debt under the New Credit Agreement. See Note 2 of Notes to Consolidated Financial Statements.

         The Company's working capital as of January 31, 1998, 1997 and 1996 was $39,661,000, $29,643,000 and $26,796,000, respectively. The increase in working capital in fiscal 1998 over fiscal 1997 was primarily the result of the Stanley Acquisition. The Company believes borrowings from its available Credit Agreement and cash from operations will be sufficient to meet the Company's seasonal cash requirements and to fund its budgeted capital expenditures for the fiscal 1999 year.

         The Company has undergone an internal assessment of the impact of the year 2000 issue and is in the process of modifying systems as necessary. Based on this review, the Company presently believes the year 2000 issue will not pose significant operational problems for its computer systems. However, the Company intends to continue to use internal resources to test its systems for year 2000 compliance and believes the compliance process will be completed timely and modification costs will be insignificant.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are interest rates on variable rate debt, equity risk on investments, and foreign exchanges rates giving rise to translation and transaction gains and losses.

         The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. The Company generally does not use derivative financial instruments as part of its overall strategies and has no such instruments outstanding at the present time. The Company's variable rate debt is described in Note 8 to the Notes to Consolidated Financial Statements appearing on page 46 of this Form 10-K which is incorporated herein by this reference. Assuming January 31, 1998 debt levels, an instantaneous change in interest rates of one percentage point would impact the Company's interest expense by $325,000. The Company's investments are described in Note 1 to the Notes to Consolidated Financial Statements appearing on page 35 of this Form 10-K which is incorporated herein by this reference. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

         Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, Indonesia and Thailand. The operations are described in Notes 1 and 11 to the Notes to Consolidated Financial Statements appearing on pages 35 and 49, respectively, of this Form 10-K which are incorporated herein by this reference. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

         As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted operating income for the year ended January 31, 1998 by approximately $100,000. This represents approximately ten percent of the international segment operating profit after adjusting for primarily U.S. dollar based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

         Foreign exchange gains and losses in the Company's Statements of Income reflect transaction gains and losses and translation gains and losses from the Company's Mexican subsidiary, which uses the U.S. dollar as its functional currency. Net foreign exchange gains and losses for 1998, 1997 and 1996 were not significant.

Item 8.       Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                          Page
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

    Independent Auditors' Report .......................................   27

    Financial Statements:

       Consolidated Balance Sheets as of January 31, 1998 and 1997......   28

       Consolidated Statements of Income for the Years
          Ended January 31, 1998, 1997 and 1996.........................   30

       Consolidated Statements of Stockholders' Equity for the Years
          Ended January 31, 1998, 1997 and 1996.........................   31

       Consolidated Statements of Cash Flows for the Years Ended
          January 31, 1998, 1997 and 1996 ..............................   32

       Notes to Consolidated Financial Statements.......................   34

       Financial Statement Schedule II..................................   51

          All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

INDEPENDENT AUDITORS' REPORT


Layne Christensen Company:

         We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (together, the "Company") as of January 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 31, 1998

                   Layne Christensen Company and Subsidiaries
                           Consolidated Balance Sheets
                         As of January 31, 1998 and 1997
                            (In Thousands of Dollars)


                  ASSETS                                 1998           1997
                                                      ---------      ---------

Current assets:
    Cash and cash equivalents                         $   2,954      $   1,697
    Customer receivables, less allowance
      of $2,583 and $1,002, respectively                 49,595         32,031
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                   6,777          9,055
    Inventories                                          27,812         17,739
    Deferred income taxes                                 9,610          6,356
    Other                                                 2,346          1,675
                                                      ---------      ---------
               Total current assets                      99,094         68,553
                                                      ---------      ---------

Property and equipment:
    Land                                                  8,851          7,922
    Buildings                                            14,678         13,555
    Machinery and equipment                             143,338        101,945
                                                      ---------      ---------
                                                        166,867        123,422
    Less--Accumulated depreciation                      (79,948)       (69,015)
                                                      ---------      ---------
               Net property and equipment                86,919         54,407
                                                      ---------      ---------

Other assets:
    Investment in foreign affiliates                     19,456         17,172
    Intangible assets, at cost less accumulated
      amortization of $1,335 and $709, respectively      32,836            521
    Other                                                 5,594          1,768
                                                      ---------      ---------
               Total other assets                        57,886         19,461
                                                      ---------      ---------

                                                      $ 243,899      $ 142,421
                                                      =========      =========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                     Consolidated Balance Sheets(Continued)
                         As of January 31, 1998 and 1997
                (In Thousands of Dollars, except per share data)

       LIABILITIES AND STOCKHOLDERS' EQUITY                1998           1997
       ------------------------------------             ---------      ---------

Current liabilities:
    Accounts payable                                    $  20,365      $  12,550
    Current maturities of long-term debt                     --              114
    Accrued compensation                                   10,924          8,348
    Accrued insurance expense                               9,059          5,410
    Other accrued expenses                                  9,626          6,434
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                     9,459          6,054
                                                        ---------      ---------
                   Total current liabilities               59,433         38,910
                                                        ---------      ---------

Non-current and deferred liabilities:
    Long-term debt                                         57,500         30,314
    Deferred income taxes                                   5,228          3,307
    Accrued insurance expense                               6,019          5,775
    Other                                                   1,460          1,451
                                                        ---------      ---------
                   Total non-current and deferred
                      liabilities                          70,207         40,847
                                                        ---------      ---------

Contingencies

Stockholders' equity:
    Preferred stock, par value $.01 per share,
       5,000,000 shares authorized, none issued
       and outstanding                                         -              -
    Common stock, par value $.01 per share,
       30,000,000 shares authorized, 11,631,556
       and 8,871,467 shares issued and outstanding,
       respectively                                           116             89
    Capital in excess of par value                         82,889         39,293
    Retained earnings                                      35,614         24,187
    Unrealized gain on investments                            250           --
    Notes receivable from management stockholders            (175)          (199)
    Unrecognized pension cost                                (527)          (624)
    Cumulative translation adjustment                      (3,908)           (82)
                                                        ---------      ---------
                   Total stockholders' equity             114,259         62,664
                                                        ---------      ---------

                                                        $ 243,899      $ 142,421
                                                        =========      =========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                        Consolidated Statements of Income
                 For the Years Ended January 31, 1998, 1997 and
              1996 (In Thousands of Dollars, except per share data)



                                             1998              1997              1996
                                        ------------      ------------      ------------
Revenues:
  Service revenues                      $    264,354      $    196,544      $    153,755
  Product sales                               30,246            26,309            13,516
                                        ------------      ------------      ------------
        Total revenues                       294,600           222,853           167,271
                                        ------------      ------------      ------------
Cost of revenues (exclusive of
  depreciation shown below):
  Cost of service revenues                   191,497           142,562           111,061
  Cost of product sales                       22,220            19,040            11,017
                                        ------------      ------------      ------------
        Total cost of revenues               213,717           161,602           122,078
                                        ------------      ------------      ------------
Gross profit                                  80,883            61,251            45,193
Selling, general and administrative
  expenses                                    45,908            38,956            28,260
Depreciation and amortization                 15,681            10,974             8,233
                                        ------------      ------------      ------------
Operating income                              19,294            11,321             8,700
Other income (expense):
  Equity earnings of foreign
     affiliates                                3,022             3,895              -
  Interest                                    (3,618)           (2,447)             (767)
  Other, net                                    (267)              161               407
                                        ------------      ------------      ------------
Income before income taxes                    18,431            12,930             8,340
Income tax expense                             7,004             4,913             3,753
                                        ------------      ------------      ------------
Net income                              $     11,427      $      8,017      $      4,587
                                        ============      ============      ============

Basic earnings per share                $       1.13      $       0.90      $       0.62
                                        ============      ============      ============

Diluted earnings per share              $       1.09      $       0.88      $       0.61
                                        ============      ============      ============

Weighted average number of common
   and dilutive equivalent shares
   outstanding:
     Weighted average shares
        outstanding                       10,128,000         8,865,000         7,451,000
     Dilutive stock options                  400,000           281,000            66,000
                                        ------------      ------------      ------------
                                          10,528,000         9,146,000         7,517,000
                                        ============      ============      ============


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For the Years Ended January 31, 1998, 1997 and 1996
                            (In Thousands of Dollars)


                                                                                               Notes
                                                                               Unrealized   Receivable
                                  Common Stock          Capital in                 Gain        from        Unrecognized  Cumulative
                                ---------------------   Excess of   Retained        on      Management        Pension    Translation
                                  Shares       Amount   Par Value   Earnings   Investment  Stockholders         Cost     Adjustment
                                  ------       ------   ---------   --------   ----------  ------------         ----     ----------
Balance, February 1, 1995          7,301,002      $73     $29,580    $11,583                    $(335)         $(488)       $(140)
  Issuance of stock for
     acquisition                   1,506,194       15       9,158        -                         -              -            -
  Issuance of stock for
     incentive compensation
     program                          32,649      -           216        -                         -              -            -
  Payments on notes
     receivable                          -        -           -          -                         22             -            -
  Change in unrecognized
     pension liability                   -        -           -          -                         -            (289)          -
  Net income       -                     -        -           -        4,587                       -              -            -
  Cumulative translation
     adjustment                          -        -           -          -                         -              -           (10)
                                   ---------   ------     -------    -------                 --------      ---------     --------
Balance, January 31, 1996          8,839,845       88      38,954     16,170                     (313)          (777)        (150)
  Issuance of stock for
     incentive compensation
     program                          31,622        1         339        -                         -              -            -
  Payments on notes
     receivable                          -        -           -          -                        114             -            -
  Change in unrecognized
     pension liability                   -        -           -          -                         -            153            -
  Net income                             -        -           -        8,017                       -              -            -
  Cumulative translation
     adjustment                          -        -           -          -                         -              -            68
                                   ---------   ------     -------    -------                 --------      ---------     --------
Balance, January 31, 1997          8,871,467       89      39,293     24,187                     (199)         (624)          (82)
  Issuance of stock for
     incentive compensation
     program                           3,524      -           113        -            -            -              -            -
  Issuance of stock,
     net of expenses               2,756,565       27      43,483        -            -            -              -            -
  Unrealized gain on
     available for sale
     investments,
     net of taxes                        -        -           -          -       $   250           -              -            -
  Payments on notes
     receivable                          -        -           -          -            -            24             -            -
  Change in unrecognized
     pension liability                   -        -           -          -            -            -              97           -
  Net income                                                          11,427
  Cumulative translation
     adjustment                          -        -           -          -            -            -              -        (3,826)
                                  ----------   ------     -------    -------     --------     -------      ---------     --------
Balance, January 31, 1998         11,631,556   $  116     $82,889    $35,614     $    250     $  (175)     $    (527)    $ (3,908)
                                  ==========   ======     =======    =======     ========     =======      =========     ========



                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Years Ended January 31, 1998 1997 and 1996
                            (In Thousands of Dollars)


                                                         1998          1997          1996
                                                       --------      --------      --------
Cash flow from operating activities:
    Net income                                         $ 11,427      $  8,017      $  4,587
    Adjustments to reconcile net income
        to cash from operations:
        Depreciation and amortization                    15,681        10,974         8,233
        Deferred income taxes                              (176)        1,710           (48)
        Equity earnings of foreign affiliates            (3,022)       (3,895)          -
        Dividends received from foreign
           affiliates                                       756         1,990           279
        (Gain) loss from disposal of property
           and equipment                                     99           110          (330)
        Changes in current assets and liabilities,
           (exclusive of effects of acquisitions):
           (Increase) decrease in customer
               receivables                               (7,994)        2,275        (1,490)
           (Increase) decrease in costs and
               estimated earnings in excess of
               billings on uncompleted contracts            (77)          722          (402)
           Increase in inventories                       (5,438)       (1,623)         (345)
           (Increase) decrease in other current
               assets                                       524          (370)         (185)
           Decrease in accounts payable and
               accrued expenses                            (679)       (4,216)       (5,374)
           Increase in billings in excess of
               costs and estimated earnings on
               uncompleted contracts                      3,570         2,163         1,304
        Other, net                                         (401)         (741)        1,309
                                                       --------      --------      --------
        Cash from operating activities                   14,270        17,116         7,268
                                                       --------      --------      --------
Cash flow from investing activities:
    Additions to property and equipment                 (22,425)      (18,544)      (12,454)
    Proceeds from disposal of property and
        equipment                                         1,239         1,070           798
    Acquisition of businesses, net of cash
        acquired                                        (53,942)          -         (22,801)
    Purchase of available for sale investments           (3,111)          -             -
    Investment in foreign affiliates                        (20)         (346)         (200)
    Other, net                                              -             282           368
                                                       --------      --------      --------
        Cash used in investing activities               (78,259)      (17,538)      (34,289)
                                                       --------      --------      --------


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
               Consolidated Statements of Cash Flows - (Continued) For the Years Ended January 31, 1998, 1997 and 1996
                            (In Thousands of Dollars)

                                                    1998          1997          1996
                                                  --------      --------      --------
Cash flow from financing activities:
    Proceeds from long-term debt                       -        $ 25,000      $ 25,000
    Net borrowings under revolving facility       $ 28,500           500         3,500
    Repayments of long-term debt                    (5,899)      (23,605)       (1,508)
    Payments on notes receivable from
        management stockholders                         24           114            22
    Issuance of common stock, net of expenses       43,510           -             -
    Debt issuance costs                               (725)         (272)         (190)
                                                  --------      --------      --------
           Cash from financing activities           65,410         1,737        26,824
                                                  --------      --------      --------
Effects of exchange rate changes on cash              (164)          -            --
                                                  --------      --------      --------

Net increase (decrease) in cash and cash
    equivalents                                      1,257         1,315          (197)

Cash and cash equivalents at beginning
    of year                                          1,697           382           579
                                                  --------      --------      --------
Cash and cash equivalents at end of year          $  2,954      $  1,697      $    382
                                                  ========      ========      ========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

(1) Summary of Significant Accounting Policies

         Description of Business--Layne Christensen Company and subsidiaries (together, the "Company") provides comprehensive services for water well drilling (including related equipment sales), well and pump repair and maintenance and environmental drilling in most regions in the United States, and provides mineral exploration drilling services primarily in the western United States, Australia, Africa, Mexico, Canada and Indonesia. Its customers include municipalities, industrial companies, mining companies, environmental consulting and engineering firms and, to a lesser extent, agribusiness. In addition, the Company manufactures diamond core bits, drilling rigs and other equipment utilized in the mineral exploration, mine development and pre-construction analysis markets throughout the United States and internationally.

         Fiscal Year - References to years are to the fiscal years then ended.

         Investment in Affiliated Companies - Investments in affiliates (33% to 50% owned) in which the Company exercises significant influence over operating and financial policies are accounted for on the equity method. Financial information for the Company's foreign affiliates is reported in the Company's consolidated financial statements on a one month lag.

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

         Other foreign subsidiaries and affiliates use local currencies as their functional currency. Assets and liabilities have been translated to U.S. dollars at year-end exchange rates. Income and expense items have been translated at exchange rates which approximate the average of the rates prevailing during each year. Translation adjustments are reported as a separate component of

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

stockholders' equity. As a result of the acquisition of an Australian company during 1998, (see Note 2), the Company has reflected a substantial change in the cumulative translation account, net of taxes of $2,174,000, attributed to the devaluation of the Australian dollar.

         Net foreign currency transaction gains and losses for 1998, 1997 and 1996 are not significant.

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

         Inventories - The Company values inventories at the lower of cost (first-in, first-out, including material, labor, and manufacturing overhead costs) or market (in thousands of dollars):

                                                           1998        1997
                                                         -------     -------
               Raw materials                             $ 1,552     $ 1,790
               Work in process                             1,673       1,568
               Finished products, parts and supplies      24,587      14,381
                                                         -------     -------
                          Total                          $27,812     $17,739
                                                         =======     =======


         Property and Equipment and Related Depreciation - Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. The lives used for the more significant items within each property classification are as follows:


                                                           Years
                                                          -------
               Buildings                                  15 - 35
               Machinery and equipment                     3 - 10

         Intangible Assets - Intangible assets consist of goodwill related to acquisitions, purchased technical manuals, well records and other assets which are being amortized over their estimated economic lives which range from thirty to thirty-five years. Amortization expense for intangible assets was $626,000, $116,000 and $125,000 for 1998, 1997 and 1996, respectively. Accumulated amortization of intangible assets at January 31, 1998 and 1997, was $1,335,000 and $709,000, respectively.

         Investments - During 1998, the Company, through its wholly owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"), purchased common stock of a publicly traded company on the Australian Stock Exchange. The Company has classified this investment as available-for-sale. The non-current investment

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

has a cost basis of $3,111,000 and is reported at its fair value of approximately $3,514,000 at January 31, 1998. The gross unrealized gain of $403,000, net of deferred taxes of $153,000, has been recorded as a component of stockholders' equity.

         Impairment of Long-Lived Assets - At each balance sheet date, a determination is made by management as to whether the value of long-lived assets, including intangible assets and assets to be disposed of, has been impaired. The determination is based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors.

         Accrued Insurance Expense - Costs estimated to be incurred in the future for employee medical benefits and casualty insurance programs resulting from claims which have been incurred are accrued currently. Under the terms of the Company's agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies (see Note 10).

         Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 1998 and 1997 because of the relatively short maturity of those instruments. Investments in equity securities are carried at quoted market values. See Note 8 for disclosure regarding the fair value of indebtedness of the Company.

         Consolidated Statements of Cash Flows - Highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered cash equivalents. The Company's cash equivalents consist principally of funds deposited in a short-term asset management account and are carried at cost which approximates market.

         The amounts paid for income taxes and interest are as follows (in thousands of dollars):


                                   1998              1997             1996
                                 -------           -------          -------
          Income taxes           $ 8,454           $ 2,855          $ 3,743
          Interest                 3,345             1,750              631

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
                                                                   ========

          In 1998, the Company issued 3,524 shares of common stock and 15,727 stock options related to 1997 compensation awards. In 1997 and 1996, the Company

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

issued 31,622 and 32,649 shares, respectively, of common stock to employees related to 1996 and 1995 compensation awards. Total value of these awards was approximately $113,000, $340,000 and $216,000, respectively, which was accrued at January 31, 1997, 1996 and 1995, respectively.

          Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. See Note 5.

          Earnings Per Share - Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," (SFAS No. 128). SFAS 128, which simplifies the standards for computing and presenting earnings per share, became effective for periods ending after December 15, 1997. Accordingly, earnings per share as previously reported have been restated to conform to the new standard. No adjustments have been made to the Company's net income used to compute basic or diluted per share earnings for 1998, 1997 and 1996. The weighted average share calculation with respect to diluted earnings for 1998, 1997 and 1996 includes the dilutive impact of options.

          Stock-Based Compensation - Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs (see Note 9). Pro forma net income for 1998 and 1997, determined as if the SFAS 123 Method had been applied, would have been $11,204,000 and $7,842,000, respectively. Basic and dilutive earnings per share would have been $1.11 and $1.06, respectively for 1998, and $0.88 and $0.86, respectively for 1997. As there were no options granted during 1996, there is no pro forma effect on 1996 results. Because the SFAS 123 Method of accounting is not applicable to the Company's options granted prior to 1996, the pro forma compensation cost may not be representative of that to be expected on a pro forma basis in future years.

          New Accounting Standards - In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," (SFAS No. 130) and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," (SFAS No. 131). SFAS No. 130 and SFAS NO. 131 are effective for periods beginning after December 15, 1997. SFAS NO. 130 establishes standards for reporting and displaying comprehensive income and its components. SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. The Company does not expect these statements to have a material effect on its consolidated financial statements.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996


          Reclassifications - Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.



(2)  Acquisitions

          On May 20, 1997, the Company, through its wholly-owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"), made a tender offer to the security holders of Stanley Mining Services Limited ("Stanley"), a company listed on the Australian Stock Exchange (the "Stanley Acquisition"). Stanley is an Australian mineral exploration drilling company that provides services predominantly to gold mining companies in Australia and Africa. As of October 1, 1996, Stanley purchased 51% of Glindemann & Kitching Pty Ltd. ("G&K"), a drilling contractor based and operating in Western Australia that specializes in diamond core exploration drilling for gold projects. The remaining 49% of G&K was acquired by Stanley as of July 1, 1997 for a purchase price of $7,814,000. The purchase price was paid on September 5, 1997.

          The Stanley Acquisition was substantially consummated on July 25, 1997 for a purchase price of approximately $50,070,000 consisting of a cash purchase price for the tender offer of $48,337,000 and $1,733,000 of transaction costs. The Company also assumed approximately $12,523,000 of Stanley's existing indebtedness. The Company has accounted for the acquisition using the purchase method of accounting. Stanley has been reflected in the Company's results of operations beginning August 1, 1997. The purchase price has been allocated based on fair values of assets and liabilities as of July 31, 1997. On August 19, 1997, the Company completed the sale of 2,756,565 shares of Common Stock in a public offering. Net proceeds to the Company from the offering of approximately $43,510,000 were used to reduce the debt incurred under the New Credit Agreement in connection with the Stanley Acquisition.

          The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisitions of Stanley and G&K and the stock offering had occurred at the beginning of fiscal year 1997, with pro forma adjustments to give effect to interest expense on acquisition debt, amortization of goodwill and certain other adjustments, together with related income tax effects:


          (in thousands, except per share data)             1998         1997
          -------------------------------------             ----         ----
          Revenues                                        $323,565     $278,070
          Net income                                        12,638       10,203
          Basic earnings per share                            1.09          .88
          Diluted earnings per share                          1.05          .86

          The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

as of February 1, 1997, nor are they necessarily indicative of future operating results.

          In July 1997, the Company also acquired the outstanding stock of Stamm- Scheele, Inc., ("Stamm-Scheele") a water well drilling and maintenance company in Louisiana, for approximately $2,574,000 in cash. The acquisition has been accounted for using the purchase method of accounting. Had this acquisition taken place as of February 1, 1997, pro forma operating results would not have been significantly different from those reported.

          In October 1997, the Company also acquired certain assets of Afridrill Limited, a mineral exploration company located in East Africa, for approximately $3,700,000 in cash and certain contingent future payments of approximately $684,000. The acquisition has been accounted for using the purchase method of accounting. Had this acquisition taken place as of February 1, 1997, pro forma operating results would not have been significantly different from those reported.

          The above acquisitions had the following effect on the Company's fiscal 1998 consolidated financial position (in thousands of dollars):

          Property and equipment                                   $27,662
          Working capital                                             (971)
          Intangible and other assets                               33,391
          Non-current and deferred liabilities                      (6,140)
                                                                   -------
          Total purchase price, net of cash acquired               $53,942
                                                                   =======

          Pursuant to an Agreement and Plan of Merger (the "Merger Agreement"), on December 28, 1995, the Company purchased the outstanding shares and options for common stock of Christensen Boyles Corporation ("CBC") for approximately 1,506,000 shares of restricted common stock of the Company and approximately $9,056,000 in cash, and accrued $2,800,000 (and related tax benefits of $1,081,000) for integration costs and $460,000 for transaction costs. The restricted common stock of the Company issued in connection with the Merger was valued at $6.09 per share, as determined by a fair market-value analysis conducted by an independent investment banking firm. The acquisition is referred to as the "Merger". The Company also paid-off approximately $13,971,000 and assumed $1,491,000 of CBC's existing indebtedness. A portion of the cost of the Merger was financed by a $25,000,000 term loan (see Note 8). The Company's consolidated results include the operations of CBC from the date of acquisition. The Merger was accounted for using the purchase method of accounting. The purchase price of $20,408,000 was allocated based on estimated fair values at the date of the Merger.

          Pursuant to the Merger Agreement, a total of 349,303 shares of the Company's common stock remain deposited in escrow with an independent escrow agent to provide security to the Company for the accuracy and performance of the covenants and warranties made by the parties to the Merger Agreement (other than the Company). All such shares are shown as outstanding and issued as of the date

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

of the Merger. The shares are to be released from escrow on the third anniversary of the Merger, pending any claims filed.

          The integration costs accrued in connection with the acquisition included costs for consolidating certain CBC facilities into Company facilities and closing one CBC manufacturing facility. These actions were substantially completed during 1998.

(3) Investments in Foreign Affiliates

          The Company's investments in foreign affiliates are carried at the Company's equity in the underlying net assets plus an additional $4,753,000 as a result of purchase accounting. This additional amount is being amortized over the remaining useful lives of the applicable underlying assets ranging from 20 to 35 years. Accumulated amortization at January 31, 1998 and 1997, was $259,000 and $130,000, respectively. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows:


                                                            Percentage
                                                              Owned
                                                            ----------
          Christensen Chile, S.A. (Chile)                     49.99%
          Christensen Commercial, S.A. (Chile)                50.00%
          Geotec Boyles Bros., S.A. (Chile)                   49.75%
          Boyles Bros. Diamantina, S.A. (Peru)                35.38%
          Christensen Commercial, S.A. (Peru)                 50.00%
          Geotec, S.A. (Peru)                                 35.38%
          Boytec, S.A. (Panama)                               49.99%
          Technidrill, Ltd. (France)                          49.00%
          Christensen Boyles GmbH (Germany)                   33.35%
          Plantel Industrial S.A. (Chile)                     50.00%

          Financial information from foreign affiliates is reported on a one month lag. As the Company had no investments in foreign affiliates prior to December 28, 1995, no equity in earnings was recorded for the period December 28, 1995 (the CBC acquisition date) to January 31, 1996. Such amount is not considered significant. Summarized financial information of the Company's foreign affiliates, as of January 31, 1998 and 1997 and for the years ended January 31, 1998 and 1997 were as follows (in thousands of dollars):


                                                  1998               1997
                                                -------            -------
                  Total assets                  $69,953            $68,576
                  Total liabilities              33,015             35,993
                  Revenues                       87,996             94,182
                  Gross profit                   18,526             24,605
                  Operating income                9,293             14,651
                  Net income                      6,884             10,043

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

          The Company has transactions and balances with foreign affiliates which resulted in the following amounts being included in the consolidated financial statements as of January 31, 1998 and 1997 and for the years ended January 31, 1998, 1997 and 1996 (in thousands of dollars):


                                                     1998              1997
                                                   -------           -------
                  Accounts receivable               $2,736            $1,480
                  Revenues                           7,574             5,924

          Undistributed equity earnings of foreign affiliates totaled $4,171,000 and $1,905,000 as of January 31, 1998 and 1997, respectively.



(4) Costs and Estimated Earnings on Uncompleted Contracts (in thousands of dollars):


                                                            1998         1997
                                                          --------     --------
         Costs incurred on uncompleted contracts          $ 76,901     $ 44,165
         Estimated earnings                                 21,652       18,224
                                                          --------     --------
                                                            98,553       62,389
         Less:  Billings to date                           101,235       59,388
                                                          --------     --------
                                                          $ (2,682)    $  3,001
                                                          ========     ========
         Included in accompanying balance
           sheets under the following captions:
           Costs and estimated earnings in excess
             of billings on uncompleted contracts         $  6,777     $  9,055
           Billings in excess of costs and estimated
             earnings on uncompleted contracts              (9,459)      (6,054)
                                                          --------     --------
                                                          $ (2,682)    $  3,001
                                                          ========     ========

          The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year.

(5) Income Taxes

          Income before income taxes is as follows (in thousands of dollars):


                                                1998         1997        1996
                                              -------     --------     -------
          Domestic                            $11,916      $ 8,206     $ 8,551
          Foreign                               6,515        4,724        (211)
                                              -------      -------     -------
                                              $18,431      $12,930     $ 8,340
                                              =======      =======     =======

          Components of the income tax expense are (in thousands of dollars):


                                                1998         1997        1996
                                              -------     --------     -------
          Currently due:

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996


             U.S. federal               $ 5,012      $ 2,094     $ 3,245
             State and local              1,272          312         606
             Foreign                      1,660          893        (230)
                                        -------      -------     -------
                                          7,944        3,299       3,621
                                        -------      -------     -------
          Deferred:
             U.S. federal and state      (1,185)         846         397
             State and local               (157)         311        (586)
            Foreign                         402          457         321
                                        -------      -------     -------
                                           (940)       1,614         132
                                        -------      -------     -------
                                        $ 7,004      $ 4,913     $ 3,753
                                        =======      =======     =======

          Deferred income taxes result from temporary differences between the financial statement and tax basis of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects are (in thousands of dollars):


                                              1998                                      1997
                               ---------------------------------        -----------------------------------
                               Assets      Liabilities     Total        Assets       Liabilities     Total
                               ------      -----------     -----        ------       -----------     -----

Contract income              $  2,241           -        $  2,241      $  2,642           -        $  2,642
Accrued insurance
 expense                        2,848           -           2,848         1,521           -           1,521
Employee compensation             954           -             954           801           -             801
Bad debts                         968           -             968           338           -             338
Inventory                       1,279      $ (1,919)         (640)          607           -             607
Reserves                        3,387          (563)        2,824           186           -             186
Loss carryforwards                415           -             415           -             -             -
Other                             -             -             -           1,011      $   (564)          447
                             --------      --------      --------      --------      --------      --------
       Current                 12,092        (2,482)        9,610         6,920          (564)        6,356
                             --------      --------      --------      --------      --------      --------
Accelerated depreciation           33       (10,129)      (10,096)          -          (6,562)       (6,562)
Cumulative translation
   adjustment                   2,174           -           2,174           -             -             -
Accrued insurance
   expense                      2,365           -           2,365         2,154           -           2,154
Loss carryforward               1,883           -           1,883           694           -             694
Employee compensation             552          (267)          285           -            (205)         (205)
Other                             178        (2,017)       (1,839)          626           (14)          612
                             --------      --------      --------      --------      --------      --------
       Noncurrent               7,185       (12,413)       (5,228)        3,474        (6,781)       (3,307)
                             --------      --------      --------      --------      --------      --------

                             $ 19,277      $(14,895)     $  4,382      $ 10,394      $ (7,345)     $  3,049
                             ========      ========      ========      ========      ========      ========

           For federal income tax purposes, the Company has a net operating loss carryforward of $1,689,000 relating to the company acquired in the Merger (see
Note 2) and therefore is subject to certain restrictions, which expires during the years ending 2008, 2009 and 2010.

           For Australian tax purposes, the Company has a loss carryforward of $1,700,000 at January 31, 1998 relating to a company acquired in the Stanley Acquisition (see Note 2). Approximately $700,000 of the carryforward was

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

generated prior to the acquisition. There are no restrictions on the utilization of the loss and the carryforward period is indefinite.

           One of the Company's African operations generated a $2,500,000 loss carryforward as a result of tax rules which permitted accelerated deductions of $3,000,000. Losses can be carried forward indefinitely.

           At January 31, 1998, undistributed earnings of foreign subsidiaries and foreign affiliates include $15,300,000 for which no U.S. Federal income and foreign withholding taxes have been provided as foreign tax credits should become available under current tax law to significantly reduce or eliminate the resulting U.S. income tax liability.

           A reconciliation of the total income tax expense to the statutory federal rate is as follows (in thousands of dollars):



                                          1998                     1997                        1996
                                  --------------------     ---------------------      ------------------------
                                        Effective                 Effective                   Effective
                                   Amount         Rate       Amount         Rate        Amount           Rate
                                   ------         ----       ------         ----        ------           ----
Income tax at statutory
  rate                            $ 6,451         35.0%    $ 4,397          34.0%     $  2,836           34.0%
State income tax, net of
  federal income tax benefit          654          3.5         570           4.4           355            4.3
Difference in tax expense
  resulting from:
  Non-deductible expenses             404          2.2         445           3.4           412            4.9
  Unremitted income of
     foreign affiliates            (1,057)        (5.7)       (774)         (6.0)           -              -
  Taxes on foreign operations         797          4.3         582                      4.5162           1.9
Other, net                           (245)        (1.3)       (307)         (2.3)          (12)          (.1)
                                  -------       ------     -------       -------      --------       ------

                                  $ 7,004         38.0%    $ 4,913          38.0%     $  3,753         45.0%
                                  =======       ======     =======       =======      ========       ======

(6) Leases

        Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year from January 31, 1998 are as follows (in thousands of dollars):


                                    1999                  $4,350
                                    2000                   2,882
                                    2001                   1,731
                                    2002                   1,363
                                    2003                     750

         Operating leases are primarily for automobiles, small trucks and office and shop facilities. Rent expense under operating leases (including insignificant

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

amounts of contingent rental payments) was $4,605,000, $5,010,000 and $3,298,000, in 1998, 1997 and 1996, respectively.

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

         The following table sets forth the plans' funded status as of December 31, 1997 and 1996 (the measurement dates) and the amounts recognized in the Company's balance sheets at January 31, 1998 and 1997 (in thousands of dollars):




                                                             1998         1997
                                                           -------      -------
Accumulated vested benefit obligation                      $ 4,864      $ 4,832
Accumulated non-vested benefit obligation                      109          117
                                                           -------      -------
Accumulated benefit obligation                             $ 4,973      $ 4,949
                                                           =======      =======

Projected benefit obligation for service
  rendered to date                                         $(4,973)     $(4,949)
Plan assets at fair value                                    4,554        4,398
                                                           -------      -------
Projected benefit obligation in excess of
  plan assets                                                 (419)        (551)
Unrecognized net loss                                        1,134        1,365
Prior service cost not yet recognized in
  net periodic pension cost                                     82           92
Unrecognized net obligation being recognized
  over the average expected remaining life
  of the participants                                         (266)        (345)
Adjustment required to recognize minimum liability            (950)      (1,109)
                                                           -------      -------
Pension liability recognized in the balance sheets         $  (419)     $  (548)
                                                           =======      =======

Net periodic pension cost for 1998, 1997 and 1996 includes the following components (in thousands of dollars):


                                              1998          1997          1996
                                              -----         -----         -----
Service cost                                  $ 137         $ 171         $ 140
Interest cost                                   343           357           336
Actual return on assets                        (530)         (343)         (602)
Net amortization                                 67            88            42
Deferred asset gain (loss)                      229           (29)          307
                                              -----         -----         -----
                                              $ 246         $ 244         $ 223
                                              =====         =====         =====

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

         The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset of $82,000 and $92,000 at January 31, 1998 and 1997, respectively. The unrecognized pension cost has been recorded as a charge to stockholders' equity after giving effect to the related future tax benefit.

         The projected benefit obligation for 1998, 1997 and 1996 was computed using a discount rate of 7.25%, 7.50% and 7.25%, respectively, and an estimated long-term rate of return on assets of 8.75%. Benefit level assumptions for 1998, 1997 and 1996 are based on fixed amounts per year of credited service.

         The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $646,000, $638,000 and $517,000 in 1998, 1997 and 1996, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

         The Company's salaried and certain hourly employees participate in Company- sponsored, defined contribution plans. Company contributions are determined annually at the discretion of the Board of Directors of the Company. Total expense for the Company's portion of these plans was $1,349,000, $1,264,000 and $802,000 in 1998, 1997 and 1996, respectively. The Company reserves the right to amend or terminate the plans, but the Company cannot recover contributions already paid.

(8) Indebtedness

         During July 1997, contemporaneously with the consummation of the Stanley Acquisition (see Note 2), the Company amended its existing credit agreement to provide a $100,000,000 reducing revolving credit facility ("New Credit Agreement"). The New Credit Agreement was used to finance the Stanley Acquisition and refinance the Company's existing indebtedness under a $30,000,000 credit facility, and is available for working capital and capital expenditures and for other general corporate purposes. The New Credit Agreement provides a reducing revolving cash borrowing facility of up to $100,000,000, less any outstanding letter of credit commitments ($20,000,000 sublimit). As of January 31, 1998, letters of credit in an aggregate amount of $5,605,000 had been issued on behalf of the Company. The New Credit Agreement will terminate in July 2002 and any borrowings thereunder will mature at that time. Layne Australia is eligible to draw down up to $30,000,000 under the New Credit Agreement. The New Credit Agreement provides for guarantees by certain of the Company's domestic subsidiaries and contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, sale of assets or other dispositions, transactions with affiliates, mandatory prepayments based on the proceeds from the sale of assets and debt and equity securities and certain financial maintenance covenants, including among others, minimum interest coverage and maximum leverage ratios. The New Credit Agreement provides for interest at variable rates equal to (i) for loans in Australian dollars, an Australian Bill rate plus .50% to .875% (depending upon debt to capitalization ratios) or (ii) for

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

loans in United States dollars, at the Company's option, a Eurodollar rate plus
 .50% to .875% (depending upon debt to capitalization ratios) or an alternate reference rate as defined in the New Credit Agreement. As of January 31, 1998, there was $32,500,000 of outstanding borrowings under the New Credit Agreement, at an average interest rate of 6.253%. The variable interest rates on the outstanding balance approximate the current market rates.

         Maximum borrowings outstanding under the Company's then existing credit agreements during 1998, 1997 and 1996 were $58,000,000, $7,500,000 and
$18,000,000, respectively, and the average outstanding borrowings were $21,250,000, $4,875,000 and $6,042,000, respectively. The weighted average interest rates were 7.3%, 7.5% and 7.9%, respectively.

         During March, 1996, the Company completed the private placement of an unsecured note agreement (subsequently amended) for $25,000,000 ("Senior Notes") to replace a term loan the Company had previously obtained from one of its lenders. The Senior Notes bear a fixed interest rate of 6.75% and will be due March 15, 2006 with annual installments of $3,571,000 beginning March 15, 2000. As of January 31, 1998 and 1997, such interest rate approximates market for similar securities. Financial guarantees and covenants are similar to those in the New Credit Agreement.

         Loan costs incurred in securing long-term financing are amortized over the term of the respective loan agreement. Amortization of these costs for 1998, 1997 and 1996 was $180,000, $171,000 and $34,000, respectively. Amortization of loan costs is included in interest expense in the statements of income.

Long-term debt is as follows (in thousands of dollars):


                                                     1998            1997
                                                     ----            ----
             Senior Notes                          $25,000          $25,000
             Revolving debt                         32,500            4,000
             Mortgage loan                             -              1,428
                                                   -------          -------
             Total long-term debt - net             57,500           30,428
             Less current maturities                   -                114
                                                   -------          -------
                                                   $57,500          $30,314
                                                   =======          =======

         As of January 31, 1998, long-term debt matures as follows (in thousands of dollars):


                           1999                    $   -
                           2000                        -
                           2001                      3,571
                           2002                      3,571
                           2003                     36,071
                           Thereafter               14,287
                                                   -------
                                                   $57,500
                                                   =======

(9) Stock and Stock Option Plans

         The Company has reserved 500,000 shares of common stock for issuance under Employee Incentive Compensation Plans. Issuance of shares under the Plans is based

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

on performance as determined annually by a committee appointed by the Company's Board of Directors. During 1998, 1997 and 1996, 3,524, 31,622 and 32,649 shares, respectively, were issued at $15.00, $10.75 and $6.63 per share, respectively.

         The Company also has two stock option plans which provide for the granting of options to purchase up to an aggregate of 1,000,000 shares of Common Stock at a price fixed by the Board of Directors or a committee.

         Significant option groups outstanding at January 31, 1998 and related weighted average price and life information follows:

                                                                    Remaining
                       Options       Options           Exercise        Life
Grant Date           Outstanding   Exercisable           Price       (Years)
----------           -----------   -----------           -----       -------
     8/92               72,164        72,164          $   .882         4
     8/92               97,434        97,434             7.000         4
    12/93              258,317       246,797             6.420         6
     5/94               39,000        23,400             6.375         6
     2/96              158,500        63,400            10.500         8
    11/96               16,500         3,300            13.375         9
     4/97               15,727           -              11,400         9

         All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted average fair value at the date of grant for options granted during fiscal year 1998 and 1997 were $8.02 and $6.98 per option, respectively. As there were no options granted during 1996, no weighted average fair value of options is presented. The options generally have a ten year term from the date of grant and vest ratably over five years. The fair value of options at date of grant was estimated using the Black- Scholes model with the following weighted average assumptions:


                                                     1998            1997
                                                     ----            ----
                  Expected life years                  10              10
                  Interest rate                      6.5%            6.5%
                  Volatility                          50%             20%
                  Dividend yield                       0%              0%



                                        Shares Under Option                Shares Exercisable
                                      ------------------------          ------------------------
                                                      Weighted                          Weighted
                                        Number         Average          Number of       Average
                                      of Shares         Price             Shares         Price
                                      ---------         -----             ------         -----
Stock Option Activity Summary:
Outstanding, February 1, 1995          466,915        $ 5.681            162,945          $4.106
         Granted                           -               -                 -
         Canceled                          -               -                 -
         Vested                            -               -              78,948
                                       -------                          --------
Outstanding, January 31, 1996          466,915          5.6812            41,893         4.907
         Granted                       191,500         10.748-
         Canceled                      (16,500)        10.500-
         Vested                           -                -             110,651
                                      --------                          --------

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996


Outstanding, January 31, 1997        641,915       7.069      352,544      5.779
         Granted                      15,727      11.400          -
         Canceled                        -            -           -
         Vested                          -            -       153,951
                                    --------                 --------
Outstanding, January 31, 1998        657,642     $ 7.172      506,495     $6.283
                                    ========                 ========

(10) Contingencies

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

         The Company's former parent corporation, The Marley Company ("Marley"), maintained insurance reserves for the Company on its financial statements to cover expected losses under various casualty insurance policies for occurrences prior to April 30, 1992. Those reserves were funded through intercompany charges to the Company, which were calculated on the basis of the estimated insured losses incurred by the Company. The Company had indemnified Marley for claims or retroactive insurance premiums on those policies that exceeded the amount of reserves attributable to the Company's estimated losses through April 30, 1992. Pursuant to an agreement with Marley, in November 1997, the Company received payment from Marley in the amount of the remaining unpaid reserves and will be responsible for any remaining incurred but unpaid claims or losses under this arrangement. As of the date of payment, the Company established reserves in its consolidated balance sheet for these claims and losses. The Company believes that the amount of such reserves will be sufficient to cover its reasonably anticipated losses.

         The Company is involved in various matters of litigation, claims and disputes which have arisen in the ordinary course of the Company's business. While the resolution of any of these matters may have an impact on the financial

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996

results for the period in which the matter is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows.

(11)     Segment Information and Foreign Operations

         The Company is a multi-national company operating predominantly in two industry segments: as a drilling company with wholly-owned operations in the United States, Australia, Africa, Mexico, Canada, Indonesia and Thailand, and as a manufacturer and supplier of drilling equipment, parts and supplies. The manufacturing and supply operations are primarily in the United States. Refer to
Note 3 for information on other foreign investments.

         Revenues, operating income, identifiable assets, capital expenditures and depreciation and amortization pertaining to the segments in which the Company operates are presented below (in thousands of dollars). Intersegment sales are accounted for based on the estimated fair market value of the products sold. In computing operating income for foreign subsidiaries, no allocations of general corporate expenses have been made. Identifiable assets of foreign subsidiaries are those assets related to the operations of those subsidiaries, including goodwill associated with the Stanley Acquisition. Corporate assets are all assets of the Company not directly associated with an operating segment, and consist primarily of cash, deferred income taxes and investments in foreign affiliates (see Note 3).



Revenues                                            1998          1997          1996
                                                    ----          ----          ----
    Drilling
        United States                           $ 181,846      $ 171,704      $ 143,162
        Canada                                     38,242         13,423            -
        Australia                                  10,554            -              -
        Other Foreign                              33,712         11,417         10,593
                                                 --------       --------       --------
             Total Drilling                       264,354        196,544        153,755
                                                 --------       --------       --------
        Manufacturing and Supply                   47,336         41,572         23,232
        Intersegment revenues                     (17,090)       (15,263)        (9,716)
                                                 --------       --------       --------
             Total Manufacturing and Supply        30,246         26,309         13,516
                                                 --------       --------       --------
                                                $ 294,600      $ 222,853      $ 167,271
                                                 ========       ========       --------
Operating Income
    Drilling
        United States                           $  16,841      $  13,844      $  14,107
        Canada                                      7,006          1,049            -
        Australia                                   1,293            -              -
        Other Foreign                               2,421          1,110            409
                                                 --------       --------       --------
             Total Drilling                        27,561         16,003         14,516
        Manufacturing and Supply                    1,278          1,390          1,625
        Corporate                                  (9,545)        (6,072)        (7,441)
                                                 --------       --------       --------

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1998, 1997 and 1996


                                            $ 19,294      $ 11,321      $  8,700
                                            ========      ========      ========
Identifiable Assets
     Drilling
         United States                      $ 80,305      $ 74,113      $ 70,866
         Canada                               10,416         6,021         4,459
         Australia                            64,024           -             -
         Other Foreign                        35,173        10,463        11,157
                                             -------      --------      --------
              Total Drilling                 189,918        90,597        86,482
         Manufacturing and Supply             28,584        24,917        20,622
         Corporate                            25,397        26,907        27,073
                                            --------      --------      --------
                                            $243,899      $142,421      $134,177
                                            ========      ========      ========
Capital Expenditures
     Drilling                               $ 21,363      $ 18,071      $ 12,383
     Manufacturing and Supply                    882           473            71
                                            --------      --------       -------
                                            $ 22,425      $ 18,544      $ 12,454
                                            ========      ========       =======
Depreciation and Amortization
     Drilling                               $ 15,030      $ 10,489      $  8,216
     Manufacturing and Supply                    651           485            17
                                            --------      --------       -------
                                            $ 15,681      $ 10,974      $  8,233
                                            ========      ========       =======

         Of the $30,246,000 Manufacturing and Supply sales to unaffiliated customers in 1998, approximately $9,581,000 were export sales, principally to Latin and South America.

(12)     Quarterly Results (Unaudited)

         Unaudited quarterly financial data is as follows (see Note 2 regarding the Stanley acquisition) (thousands of dollars, except per share data):



                                      First      Second       Third      Fourth
                                     -------     -------     -------     -------
1998:
     Revenues                        $57,750     $67,683     $90,335     $78,832
     Gross profit                     15,605      19,005      25,387      20,886
     Net income                        1,683       3,183       4,879       1,682
     Basic earnings per share           0.19        0.36        0.44        0.14
     Diluted earnings per share         0.18        0.34        0.42        0.14

                                      First      Second       Third      Fourth
                                     -------     -------     -------     -------
1997:
     Revenues                        $53,773     $56,312     $60,212     $52,556
     Gross profit                     14,070      15,975      17,172      14,034
     Net income                        1,103       2,552       3,200       1,162
     Basic earnings per share           0.12        0.29        0.36        0.13
     Diluted earnings per share         0.12        0.28        0.35        0.13



                            ======================

                                                                     SCHEDULE II

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                                                       Additions
                                                 -----------------------
                                    Balance at   Charged to   Charged to
                                    Beginning     Costs and      Other                                 Balance at
Description                         of Period     Expenses     Accounts    Deductions    Other       End of Period
                                    -----------  ----------   ----------   ----------    -----      --------------
Allowance for customer
   receivables
   Fiscal year ended January 31,
     1996........................     $   347           731          187        (668)      290  (a)         $  887
                                      =======                                                               ======
   Fiscal year ended January 31,
     1997........................     $   887           902          695      (1,512)       30  (b)         $1,002
                                      =======
   Fiscal year ended January 31,
     1998........................      $1,002         1,168          671        (795)      537  (c)         $2,583
                                      =======                                                               ======

Reserves for Inventories
   Fiscal year ended January 31,
     1996........................      $1,015            34                     (342)    2,384  (a)         $3,091
                                      =======                                                               ======
   Fiscal year ended January 31,
     1997........................      $3,091           939                   (2,033)                       $1,997
                                      =======
   Fiscal year ended January 31,
     1998........................      $1,997           145                   (1,854)    3,478  (c)         $3,766
                                      =======                                                               ======

(a) Represents reserves recorded in connection with CBC Merger in December 1995. See Note 2 to the Consolidated Financial Statements.

(b) Represents reserves recorded in connection with dissolution of investment in domestic affiliate. See Note 12 to the Consolidated Financial Statements.

(c) Represents reserves recorded in connection with the Stanley Acquisition and the acquisition of Stamm- Scheele in July, 1997. See Note 2 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998, (i) contains, under the caption "Election of Directors," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees"), and (ii) contains, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Item 11. Executive Compensation

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 21, 1998, contains, under the caption "Executive Compensation and Other Information," the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Report of Board of Directors and Compensation Committee on Executive Compensation" and "Company Performance").

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998, contains, under the caption "Ownership of Layne Christensen Common Stock," the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 21, 1998, contains, under the caption "Executive Compensation and Other Information-Certain Change-In-Control Agreements," the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)    Financial Statements, Financial Statement Schedules and Exhibits:

          1.    Financial Statements:

          The financial statements are listed in the index for Item 8 of this Form 10-K.

          2.    Financial Statement Schedules:

          The financial statement schedules are listed in the index for Item 8 of this Form 10-K.

          3.    Exhibits:

         The exhibits filed with or incorporated by reference in this report are listed below:

          Exhibit No.                     Description

           4(1)      -   Restated Certificate of Incorporation of the
                         Registrant (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996
                         (File No. 0-20578), as Exhibit 3(1) and incorporated herein by this reference)

           4(2)      -   Bylaws of the Registrant (filed with Amendment No. 2 to
                         the Registrant's Registration Statement (File No.
                         33-48432) as Exhibit 3(2) and incorporated herein by reference)

           4(3)      -   Specimen Common Stock Certificate (filed with Amendment
                         No. 3 to the Registrant's Registration Statement (File
                         No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

           4(4)      -   Amended and Restated Credit Agreement, dated as of July
                         25, 1997, among the Company, Layne Christensen
                         Australia Pty Limited, National Trust and Savings
                         Association, various financial institutions, Bank of America, as Letter of Credit Issuer, and Bank of
                         America National Trust and Savings Association, as
                         Agent (filed with Amendment No. 3 to the Company's Form
                         S-2 Registration Statement (File No. 333-29581) as
                         Exhibit 10(12) and incorporated herein by this reference)

           4(5)      -   Note Agreement dated as of March 15, 1996, between the
                         Company and Massachusetts Mutual Life Insurance Company
                         ("Purchaser") for the issuance and sale to Purchaser of $25,000,000 aggregate principal amount of 6.75% Senior
                         Notes due March 15, 2006 (filed with the Company's
                         Annual Report on Form 10-K for the fiscal year ended
                         January 31, 1996 (File No. 0-20578), as Exhibit 10(14)
                         and incorporated herein by this reference)

           4(6)      -   Amendment to Note Agreement, dated as of July 25,
                         1997, between the Company and Massachusetts Mutual Life
                         Insurance Company

                         (filed with Amendment No. 3 to the Company's Form S-2 Registration Statement (File No. 333-29581) as Exhibit 10(14) and incorporated herein by this reference)

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

        10(2.1)      -   First Modification & Ratification of Lease, dated as of
                         February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant's Annual
                         Report on Form 10-K for the fiscal year ended January
                         31, 1996 (File No. 0- 20578), as Exhibit 10(2.1) and
                         incorporated herein by this reference)

        **10(3)      -   Form of The Layne Capital Accumulation Plan and Trust
                         Agreement (filed with the Registrant's Registration
                         Statement (File No. 33-48432) as Exhibit 10(5) and incorporated herein by reference)

        **10(4)      -   Layne, Inc. 1992 Stock Option Plan (filed with
                         Amendment No. 3 to the Registrant's Registration
                         Statement (File No. 33-48432) as Exhibit 10(6) and incorporated herein by reference)

        **10(5)      -   Form of Stock Option Agreement between the Company and
                         management of the Company (filed with Amendment No. 3 to the Registrant's Registration Statement (File No.
                         33-48432) as Exhibit 10(7) and incorporated herein by reference)

        **10(6)      -   Form of Non Qualified Stock Option Agreement (Spin-Off
                         Options) between the Company and Robert J. Dineen
                         (filed with Amendment No. 3 to the Registrant's
                         Registration Statement (File No. 33- 48432)as Exhibit
                         10(9) and incorporated herein by reference)

          10(7)      -   Insurance Liability Indemnity Agreement between the
                         Company and The Marley Company (filed with Amendment
                         No. 3 to the Registrant's Registration Statement (File
                         No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

        **10(8)      -   Form of the Layne, Inc. Executive Incentive
                         Compensation Plan (filed with the Registrant's Form
                         10-Q for the quarterly period ended July 31, 1994 (File
                         No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

          10(9)      -   Agreement between The Marley Company and the Company
                         relating to tradename (filed with the Registrant's
                         Registration Statement (File No.33-48432) as Exhibit
                         10(10) and incorporated herein by reference)

       **10(10)      -   Form of Subscription Agreement for management of the
                         Company (filed with Amendment No. 3 to the Registrant's
                         Registration Statement (File No. 33-48432) as Exhibit
                         10(16) and incorporated herein by reference)

       **10(11)      -   Form of Subscription Agreement between the Company and
                         Robert J. Dineen (filed with Amendment No. 3 to the
                         Registrant's Registration Statement (File No. 33-48432) as Exhibit 10(17)and incorporated herein by reference)

         10(12)      -   Amended and Restated Credit Agreement, dated as of July
                         25, 1997, among the Company, Layne Christensen
                         Australia Pty Limited, National Trust and Savings
                         Association, various financial institutions, Bank of America, as Letter of Credit Issuer, and Bank of
                         America National Trust and Savings Association, as
                         Agent (filed with Amendment No. 3 to the Company's Form
                         S-2 Registration Statement (File No. 333-29581) as
                         Exhibit 10(12) and incorporated herein by this reference)

       **10(13)      -   Letter Agreement between Andrew B. Schmitt and the
                         Company dated October 12, 1993 (filed with the
                         Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as
                         Exhibit 10(13) and incorporated herein by reference)

         10(14)      -   Note Agreement dated as of March 15, 1996, between the
                         Company and Massachusetts Mutual Life Insurance Company
                         ("Purchaser") for the issuance and sale to Purchaser of $25,000,000 aggregate principal amount of 6.75% Senior
                         Notes due March 15, 2006 (filed with the Company's
                         Annual Report on Form 10-K for the fiscal year ended
                         January 31, 1996 (File No. 0-20578), as Exhibit 10(14)
                         and incorporated herein by this reference)

         10(15)      -   Amendment to Note Agreement, dated as of July 25, 1997,
                         between the Company and Massachusetts Mutual Life
                         Insurance Company (filed with Amendment No. 3 to the
                         Company's Form S-2 Registration Statement (File No.
                         333-29581) as Exhibit 10(14) and incorporated herein by this reference)

       **10(16)      -   Form of Incentive Stock Option Agreement between the
                         Company and management of the Company (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as
                         Exhibit 10(15) and incorporated herein by this reference)

         10(17)      -   Registration Rights Agreement, dated as of November 30,
                         1995, between the Company and Marley Holdings, L.P.
                         (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No.
                         0-20578), as Exhibit 10(17) and incorporated herein by this reference)

         10(18)      -   Stockholders Agreement, dated as of December 28, 1995,
                         among the Company, Marley Holdings, L.P., Greylock
                         Investments Limited Partnership and certain other stockholders of the Registrant identified therein
                         (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996

                         (File No. 0-20578), as Exhibit 10(18) and incorporated herein by this reference)

          11(1)      -   Statement regarding Computation of per share earnings

          22(1)      -   List of Subsidiaries

          23(1)      -   Consent of Deloitte & Touche LLP

          27(1)      -   Financial Data Schedule

---------------------------

** Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

   (b) Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended January 31, 1998.

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

                                                 LAYNE CHRISTENSEN COMPANY

                                                 By  /s/Andrew B. Schmitt
                                                    ---------------------------
                                                    Andrew B. Schmitt
                                                     President and
Dated:  April 30, 1998                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature and Title                               Date


/s/Andrew B. Schmitt                                       April 30, 1998
---------------------------------------------------
Andrew B. Schmitt
     President, Chief Executive Officer
     and Director
     (Principal Executive Officer)

/s/Jerry W. Fanska                                         April 30, 1998
---------------------------------------------------
Jerry W. Fanska
     Vice President--Finance and Treasurer
     (Principal Financial and Accounting Officer)

/s/Robert J. Dineen                                        April 30, 1998
---------------------------------------------------
Robert J. Dineen
     Director

/s/Edward A. Gilhuly                                       April 30, 1998
---------------------------------------------------
Edward A. Gilhuly
     Director

/s/Todd A. Fisher                                          April 30, 1998
---------------------------------------------------
Todd A. Fisher
     Director

/s/Donald K. Miller                                        April 30, 1998
---------------------------------------------------
Donald K. Miller
     Director

/Sheldon R. Erikson                                        April 30, 1998
---------------------------------------------------
Sheldon R. Erikson
     Director

Exhibit Index

Exhibit No.                      Description                                Page

   4(1)    Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Annual Report on Form 10-K for the
           fiscal year ended January 31, 1996 (File No. 0-20578), as
           Exhibit 3(1) and incorporated herein by this
           reference)                                                          *

   4(2)    Bylaws of the Registrant (filed with Amendment No. 2 to
           the Registrant's Registration Statement (File No. 33-48432)
           as Exhibit 3(2) and incorporated herein by reference)               *

   4(3)    Specimen Common Stock Certificate (filed with Amendment No.
           3 to the Registrant's Registration Statement (File No.
           33-48432) as Exhibit 4(1) and incorporated herein by
           reference)                                                          *

   4(4)    Amended and Restated Credit Agreement, dated as of July 25,
           1997, among the Company, Layne Christensen Australia Pty
           Limited, National Trust and Savings Association, various
           financial institutions, Bank of America, as Letter of Credit
           Issuer, and Bank of America National Trust and Savings
           Association, as Agent (filed with Amendment No. 3 to the
           Company's Form S-2 Registration Statement (File No.
           333-29581) as Exhibit 10(12) and incorporated herein by
           this reference)                                                     *

   4(5)    Note Agreement dated as of March 15, 1996, between the Company and Massachusetts Mutual Life Insurance Company ("Purchaser")
           for the issuance and sale to Purchaser of $25,000,000
           aggregate principal amount of 6.75% Senior Notes due March 15,
           2006 filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as
           Exhibit 10(14) and incorpo-
           rated herein by this reference)                                     *

   4(6)    Amendment to Note Agreement, dated as of July 25, 1997,
           between the Company and Massachusetts Mutual Life Insurance
           Company filed with Amendment No. 3 to the Company's Form S-2 Registration Statement (File No. 333-29581) as Exhibit
           10(14) and incorporated herein by this reference)                   *

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

  10(5)    Form of Stock Option Agreement between the Company and
           management of the Company (filed with Amendment No. 3 to
           the Registrant's Registration Statement (File No. 33-48432)
           as Exhibit 10(7) and incorporated herein by reference)              *

  10(6)    Form of Non Qualified Stock Option Agreement (Spin-Off
           Options) between the Company and Robert J. Dineen (filed
           with Amendment No. 3 to the Registrant's Registration
           Statement (File No. 33-48432)as Exhibit 10(9) and
           incorporated herein by reference)                                   *

  10(7)    Insurance Liability Indemnity Agreement between the
           Company and The Marley Company (filed with Amendment
           No. 3 to the Registrant's Registration Statement (File
           No. 33-48432) as Exhibit 10(10) and incorporated herein
           by reference)                                                       *

  10(8)    Form of the Layne, Inc. Executive Incentive Compensation Plan
           (filed with the Registrant's Form 10-Q for the quarterly
           period ended July 31, 1994 (File No. 33-48432)
           as Exhibit 10(2) and incorporated herein by reference)              *

  10(9)    Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant's Registration
           Statement (File No.33-48432) as Exhibit
           10(10) and incorporated herein by reference)                        *

 10(10)    Form of Subscription Agreement for management of the
           Company(filed with Amendment No. 3 to the Registrant's
           Registration Statement (File No. 33-48432) as Exhibit
           10(16) and incorporated herein by reference)                        *

 10(11)    Form of Subscription Agreement between the Company and
           Robert J. Dineen (filed with Amendment No. 3 to the
           Registrant's Registration Statement (File No. 33-48432)
           as Exhibit 10(17)and incorporated herein by reference)              *

 10(12) Amended and Restated Credit Agreement, dated as of July 25, 1997, among the Company, Layne Christensen

           Australia Pty Limited, National Trust and Savings Association, various financial institutions, Bank of America, as Letter of
           Credit Issuer, and Bank of America National Trust and Savings Association, as Agent (filed with Amendment No. 3 to the
           Company's Form S-2 Registration Statement (File No. 333-29581)
           as Exhibit 10(12) and incorporated herein by this
           reference)                                                          *

 10(13)    Letter Agreement between Andrew B. Schmitt and the Company dated October 12, 1993 (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File
           No. 0-20578) as Exhibit 10(13) and
           incorporated herein by reference)                                   *

 10(14)    Note Agreement dated as of March 15, 1996, between the
           Company and Massachusetts Mutual Life Insurance Company
           ("Purchaser") for the issuance and sale to Purchaser of
           $25,000,000 aggregate principal amount of 6.75% Senior
           Notes due March 15, 2006 (filed with the Company's Annual
           Report on Form 10-K for the fiscal year ended January
           31, 1996 (File No. 0-20578), as Exhibit 10(14) and
           incorporated herein by this reference)                              *

 10(15)    Amendment to Note Agreement, dated as of July 25, 1997,
           between the Company and Massachusetts Mutual Life Insurance
           Company (filed with Amendment No. 3 to the Company's Form S-2 Registration Statement (File No. 333-29581) as Exhibit
           10(14) and incorporated herein by this reference)                   *

 10(16)    Form of Incentive Stock Option Agreement between the Company and management of the Company (filed with the Company's Annual
           Report on Form 10-K for the fiscal year ended January 31, 1996
           (File No. 0-20578), as Exhibit 10(15) and
           incorporated herein by this reference)                              *

 10(17)    Registration Rights Agreement, dated as of November 30, 1995, between the Company and Marley Holdings, L.P. (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(17)
           and incorporated herein by this reference)                          *

 10(18) Stockholders Agreement, dated as of December 28, 1995, among the Company, Marley Holdings, L.P., Greylock Investments Limited Partnership and certain other stockholders of the

           Registrant identified therein (filed with the Company's Annual
           Report on Form 10-K for the fiscal year ended January 31, 1996
           (File No. 0-20578), as Exhibit 10(18) and
           incorporated herein by this reference)                              *

  11(1)    Statement regarding Computation of per share earnings              62

  22(1)    List of Subsidiaries                                               64

  23(1)    Consent of Deloitte & Touche LLP                                   66

  27(1)    Financial Data Schedule                                            68

---------------------------
*  Incorporated herein by reference.