Form 10-Q
period 1998-04-30
LAYNE CHRISTENSEN CO
filed 1998-06-11
CIK 888504

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549
  (Mark One)

  [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended April 30, 1998.

                               OR

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from        to

                         ---------------

                Commission File Number 33-48432


                   Layne Christensen Company
     (Exact name of registrant as specified in its charter)

              Delaware                            48-0920712

  --------------------------------         ------------------------
   (State or other jurisdiction               (I.R.S. Employer
  of incorporation or organization)          Identification No.)

  1900 SHAWNEE MISSION PARKWAY, MISSION WOODS, KANSAS         66205
  (Address of principal executive offices)               (Zip Code)

                         (913) 362-0510
      (Registrant's telephone number, including area code)


                         NOT APPLICABLE

    (Former name, former address and former fiscal year, if changed since last report.)

                         -----------------

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
  requirements for the past 90 days.  Yes  X .  No    .

       There were 11,641,192 shares of common stock, $.01 par value per share, outstanding on June 4, 1998.

                             PART I

  ITEM 1.    Financial Statements

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                                   April 30,   January 31,
                                                     1998          1998
                                                  ----------   -----------
  ASSETS
  Current assets:
   Cash and cash equivalents                      $   5,804     $   2,954
   Customer receivables, less allowance
    of $4,003 and $2,583, respectively               53,745        49,595
   Costs and estimated earnings in excess of
    billings on uncompleted contracts                 7,711         6,777
   Inventories                                       29,276        27,812
   Deferred income taxes                              9,544         9,610
   Other                                              1,803         2,346
                                                  ---------     ---------
            Total current assets                    107,883        99,094
                                                  ---------     ---------
  Property and equipment:
   Land                                               9,070         8,851
   Buildings                                         15,140        14,678
   Machinery and equipment                          152,504       143,338
                                                  ---------     ---------
                                                    176,714       166,867
   Less - Accumulated depreciation                  (83,469)      (79,948)
                                                  ---------     ---------
            Net property and equipment               93,245        86,919
                                                  ---------     ---------
  Other assets:
   Investment in foreign affiliates                  20,608        19,456
   Goodwill and other intangible assets,
    at cost less accumulated amortization            33,074        32,836
   Other                                              6,246         5,594
                                                  ---------     ---------
            Total other assets                       59,928        57,886
                                                  ---------     ---------

                                                  $ 261,056     $ 243,899
                                                  =========     =========

        See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
           CONSOLIDATED BALANCE SHEETS - (Continued)
        (in thousands, except share and per share data)

                                                     April 30,  January 31,
                                                       1998         1998
                                                    ----------  -----------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
       Accounts payable                             $  20,751   $  20,365
       Accrued compensation                            10,383      10,924
       Accrued insurance expense                        8,657       9,059
       Other accrued expenses                           8,370       9,626
       Billings in excess of costs and estimated
        earnings on uncompleted contracts              11,422       9,459
                                                    ---------   ---------
           Total current liabilities                   59,583      59,433
                                                    ---------   ---------
  Noncurrent and deferred liabilities:
       Long-term debt                                  72,500      57,500
       Deferred income taxes                            4,695       5,228
       Accrued insurance expense                        6,649       6,019
       Other                                            1,633       1,460
                                                    ---------   ---------
          Total noncurrent and deferred liabilities    85,477      70,207
                                                    ---------   ---------
  Contingencies
  Stockholders' equity:
       Preferred stock, par value $.01 per share,
        5,000,000 shares authorized, none issued and
        outstanding                                       -          -
       Common stock, par value $.01 per share,
        30,000,000 shares authorized, 11,641,192
        and 11,631,556 shares issued and
        outstanding, respectively                         116         116
       Capital in excess of par value                  83,099      82,889
       Retained earnings                               36,640      35,614
       Unrealized gain (loss) on investment               (68)        250
       Notes receivable from management stockholders      152)       (175)
       Unrecognized pension cost                         (503)       (527)
       Cumulative translation adjustment               (3,136)     (3,908)
                                                    ---------   ---------
            Total stockholders' equity                115,996     114,259
                                                    ---------   ---------
                                                    $ 261,056   $ 243,899
                                                    =========   =========

        See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
        (in thousands, except share and per share data)

                                                        Three Months
                                                       Ended April 30,
                                                      1998        1997
                                                    ---------   ---------
  Revenues:
    Net service revenues                            $  62,492   $  49,471
    Net product sales                                   5,849       8,279
                                                    ---------   ---------
         Total                                         68,341      57,750
                                                    ---------   ---------

  Cost of revenues (exclusive of depreciation
   shown below):
    Cost of service revenues                           45,256      36,202
    Cost of product sales                               4,502       5,943
                                                    ---------   ---------
         Total                                         49,758      42,145
                                                    ---------   ---------
  Gross profit                                         18,583      15,605

  Selling, general and administrative expenses         11,804      10,327
  Depreciation and amortization                         5,080       2,832
                                                    ---------   ---------
  Operating income                                      1,699       2,446
  Other income (expense):
    Equity earnings of foreign affiliates               1,302         820
    Interest                                           (1,197)       (614)
    Other, net                                            (94)         62
                                                    ---------   ---------
  Income before income taxes                            1,710       2,714
  Income tax expense                                      684       1,031
                                                    ---------   ---------
    Net income                                      $   1,026   $   1,683
                                                    =========   =========

  Basic earnings per share                          $    0.09   $    0.19
                                                    =========   =========
  Diluted earnings per share                        $    0.09   $    0.18
                                                    =========   =========

  Weighted average number of common and dilutive
   equivalent shares outstanding:
    Weighted average shares outstanding            11,633,000   8,872,000
    Dilutive stock options                            360,000     362,000
                                                   ----------   ---------
                                                   11,993,000   9,234,000
                                                   ==========   =========

        See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (in thousands)
                                                        Three Months
                                                       Ended April 30,
                                                      1998        1997
                                                    --------    --------
  Cash flow from operating activities:
   Net income                                       $  1,026    $  1,683
   Adjustments to reconcile net income to cash
    from operations:
     Depreciation and amortization                     5,080       2,832
     Deferred income taxes                              (509)        511
     Equity earnings in foreign affiliates            (1,302)       (820)
     Dividends received from foreign affiliates          150         351
     Gain from disposal of property and
      equipment                                          (80)        (22)
     Changes in current assets and liabilities
      (exclusive of effects of acquisitions):
       Increase in customer receivables                   54)     (6,577)
       Increase in cost and estimated earnings in
        excess of billings on uncompleted contracts     (953)     (1,842)
       Increase in inventories                        (1,387)     (1,285)
       Decrease in other current assets                  286         252
       Decrease in accounts payable and accrued
        expenses                                      (6,460)     (1,588)
       Increase in billings in excess of costs and
        estimated earnings on uncompleted contracts    1,980       2,158
     Other, net                                        1,611       1,057
                                                    --------    --------
    Cash used in operating activities                   (612)     (3,290)
                                                    --------    --------
  Cash flow from investing activities:
   Additions to property and equipment                (5,640)     (2,873)
   Proceeds from disposal of property and equipment      152         207
   Acquisitions of businesses, net of cash acquired   (6,293)        -
   Investment in foreign affiliates                      -           (19)
                                                    --------    --------
   Cash used in investing activities                 (11,781)     (2,685)
                                                    --------    --------
  Cash flow from financing activities:
   Net borrowings under revolving facility            15,000       5,500
   Repayments of long-term debt                          -           (28)
   Payments on notes receivable from management
    stockholders                                          23          24
                                                    --------    --------
   Cash from financing activities                     15,023       5,496
                                                    --------    --------
  Effects of exchange rate changes on cash               220         -
                                                    --------    --------
  Net increase in cash and cash equivalents            2,850        (479)
  Cash and cash equivalents at beginning of period     2,954       1,697
                                                     --------   --------
  Cash and cash equivalents at end of period         $  5,804   $  1,218
                                                     ========   ========

        See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  1.   Accounting Policies and Basis of Presentation

  The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the Company), all of which are wholly owned. All significant intercompany transactions have been eliminated. Investments in affiliates (33% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for on the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 1998 as filed in its Annual Report on Form 10-K.

  The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

  Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.

  The amounts paid for income taxes and interest are as follows
  (in thousands):

                              Three Months Ended
                                   April 30,
                           ------------------------
                              1998          1997
                           ----------    ----------
        Income taxes       $    2,498    $      386
        Interest                1,536         1,012

  During the first quarter of fiscal 1999, the Company issued 9,636 shares of common stock and 22,688 stock options to employees related to fiscal 1998 compensation awards. The total value of these awards was approximately $210,000, which was accrued at January 31, 1998.

  Certain amounts for prior periods have been reclassified to conform with the current presentation.

  2. Acquisitions

  On March 26, 1998, the Company completed a transaction to purchase certain assets of Hydro Group, Inc., a New Jersey based drilling contractor (the "Hydro Acquisition") for approximately $6,293,000 in cash. The acquisition has been accounted for using the purchase method of accounting. Had this acquisition taken place as of February 1, 1998, pro forma operating results would not have been significantly different from those reported.

  The Hydro Acquisition was accounted for using the purchase method and accordingly, the operations of Hydro Group, Inc. have been included from the date of acquisition. The purchase price was allocated as follows (in thousands of dollars):

      Property and equipment                           $7,167
      Working capital                                    (874)
                                                       ------
        Total purchase price, net of cash acquired     $6,293
                                                       ======

  3. Inventories

  The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):
                                               As of
                                   ---------------------------
                                    April 30,      January 31,
                                      1998            1998
                                   -----------     -----------
    Raw materials                  $     1,889     $     1,552
    Work in process                      2,049           1,673
    Finished products,
     parts and supplies                 25,338          24,587
                                   -----------     -----------
        Total                      $    29,276     $    27,812
                                   ===========     ===========

  4. Comprehensive Income

  Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires prominent disclosure of comprehensive income. Comprehensive income for the three months ended April 30, 1998 and 1997 were $1,504,000 and $1,698,000, respectively. Comprehensive income includes net income, unrealized gains or losses on the Company's available for sale securities and foreign currency cumulative translation adjustment for the periods presented.

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

  6. Subsequent Event - Debt

  During May, 1998, the Company entered into an interest rate Swap agreement (the "Swap Agreement") with Bank of America National Trust and Savings Association ("BofA"). The Swap Agreement, which effectively fixes the interest rate at 6.47% on $25,000,000 of the Company's outstanding indebtedness under its credit agreement, calls for quarterly interest payments commencing on August 15, 1998. The Swap Agreement will terminate in May, 2002.

         =============================================

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

  Results of Operations

  The Company substantially consummated the acquisition of Stanley Mining Services Pty Limited (the "Stanley Acquisition"), a mineral exploration drilling company with operations in Australia and Africa, at the end of July, 1997. Stanley has been reflected in Layne Christensen's results of operations beginning in the third quarter ending October 31, 1997. The Stanley Acquisition was accounted for using the purchase method of accounting, and will have a significant effect on Layne Christensen's future operations and on comparisons of income and expense items in future periods in relation to the first six months of fiscal 1998. Among other things, the Company has incurred a substantial increase in long-term debt and goodwill and will incur a substantial increase in interest expense and goodwill amortization in future periods.

  The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

                                                                  Period-to-
                                                Three Months        Period
                                               Ended April 30,      Change
                                                1998    1997     Three Months
                                               ------  ------    ------------
  Revenues:
    Water well drilling and maintenance          44.1    47.6           9.7%
    Mineral exploration drilling                 32.2    27.3          39.8
    Geotechnical drilling                         9.1     4.7         129.7
    Environmental drilling                        6.0     6.1          16.4
                                                -----   -----
       Total service revenues                    91.4    85.7          26.3
    Product sales                                 8.6    14.3         (29.4)
                                                -----   -----
       Total revenues                           100.0%  100.0%         18.3
                                                =====   =====
  Cost of revenues:
    Cost of service revenues                     72.4%   73.2%         25.0
    Cost of product sales                        77.0    71.8         (24.2)
                                                -----   -----
       Total cost of revenues                    72.8    73.0          18.1
                                                -----   -----

  Gross profit                                   27.2    27.0          19.1
  Selling, general and administrative
   expenses                                      17.3    17.9          14.3
  Depreciation and amortization                   7.4     4.9          79.4
                                                -----   -----
  Operating income                                2.5     4.2         (30.5)
  Other income (expense):
    Equity earnings of foreign affiliates         1.9     1.4          58.8
    Interest                                     (1.8)   (1.0)         95.0
    Other, net                                    (.1)     .1            *
                                                -----   -----
  Income before income taxes                      2.5     4.7         (37.0)
  Net income tax expense                          1.0     1.8         (33.7)
                                                -----   -----
  Net income                                      1.5%    2.9%        (39.0)
                                                =====   =====
  _______________
  *  Not meaningful.


  Revenues for the three months ended April 30, 1998 increased
  $10,591,000, or 18.3%, to $68,341,000 from the three months ended April 30, 1997.

  Water well drilling and maintenance revenues increased 9.7%, to $30,155,000 for the three months ended April 30, 1998, compared to revenues of $27,495,000 for the three months ended April 30, 1997. The increase in water well drilling and maintenance revenues was primarily the result of the acquisition of Stamm-Scheele, Inc., a water well drilling company based in Louisiana, in July, 1997, along with increased demand in the south central United States.

  Mineral exploration drilling revenues increased 39.8%, to $21,967,000 for the three months ended April 30, 1998, from $15,715,000 for the three months ended April 30, 1997. The increase was a result of the Stanley Acquisition combined with the Company's ongoing expansion into Africa. Exclusive of these two events, mineral exploration revenues were down 49.3% due to lower demand for the Company's services as a result of the decrease in exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals which often fluctuate widely. In this connection, the recent decline in the price of various metals could continue to impact the level of mineral exploration and development activities conducted by mining companies and could have a material adverse effect on the Company.

  Geotechnical drilling revenues increased 129.7%, to $6,250,000 for the three months ended April 30, 1998, compared to revenues of $2,721,000 for the three months ended April 30, 1997. This increase was primarily the result of the Company's previously announced ground freeze project in Timmins, Ontario, Canada. This project was substantially completed this last quarter. In light of the size of the Timmins Project, there can be no assurance that this level of revenues will be sustained in the geotechnical construction product line. Exclusive of the Timmins Project, geotechnical revenues increased 37.3% as a result of certain other large geotechnical contracts performed by the Company in the northwest and northeast regions of the United States.

  Product sales decreased 29.4%, to $5,849,000 for the three months ended April 30, 1998 from $8,279,000 for the three months ended April 30, 1997. The decrease is attributed to decreased activity in the mining industry as previously discussed.

  Gross profit as a percentage of revenues remained relatively constant at 27.2% for the three months ended April 30, 1998, compared to 27.0% for the same period last year.

  Selling, general and administrative expenses increased to $11,804,000 (or 17.3% of revenues) for the three months ended April 30, 1998 compared to $10,327,000 (or 17.9% of revenues) for the three months ended April 30, 1997. The period-to-period increase was primarily a result of operating costs associated with the Stanley Acquisition and the Hydro Acquisition. The increases were partially offset by cost reduction measures initiated by the Company.

  Depreciation and amortization increased to $5,080,000 for the three months ended April 30, 1998, compared to $2,832,000 for the same period last year. The increase was primarily the result of the Stanley Acquisition and capital expenditures during fiscal 1998.

  Equity in earnings of foreign affiliates was $1,302,000 for the three months ended April 30, 1998, compared to $820,000 for the same period last year. The period-to-period change was a result of improved weather conditions from the prior period when projects were delayed as a result of heavy rains and flooding.

  Interest expense increased $583,000 for the three months ended
  April 30, 1998, as compared to the three months ended April
  30, 1997. The increase was primarily the result of additional borrowings made to finance acquisitions and capital expenditures during the period.

  Income taxes of $684,000 for the three months ended April 30, 1998, decreased from $1,031,000 in the same period last year as a result of lower income before taxes.

  Changes in Financial Condition

  Cash used in operations was $612,000 for the three months ended April 30, 1998 compared to $3,290,000 for the same period last year. The change in operating cash flows is primarily the result of a nominal increase in receivables, net of the Hydro Acquisition, as compared to the prior period change in receivables. This was partially offset by a decrease in accounts payable and accrued expenses resulting from various accrued compensation and income tax payments during the quarter. Borrowings under the Company's available credit agreement were used for additions to property and equipment of $5,640,000 and the Hydro Acquisition during the quarter.

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

  ITEM 5 - Other Information

   NONE

  ITEM 6 - Exhibits and Reports on Form 8-K

      The exhibits filed with or incorporated by reference in this report are listed below:

   Exhibit No.                       Description

      10(1)    Form of Stock Option Agreement between the
               Company and Management of the Company
               effective February 1, 1998

      27(1)    Financial Data Schedule

                      * * * * * * * * * *


                           SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               Layne Christensen Company
                               -------------------------------
                                        (Registrant)

  DATE:   June 11, 1998        /s/ A.B. Schmitt
                               -------------------------------
                               A.B. Schmitt, President
                                 and Chief Executive Officer


  DATE:   June 11, 1998        /s/ Jerry W. Fanska
                               -------------------------------
                               Jerry W. Fanska, Vice President
                                 Finance and Treasurer