Form 10-Q
period 1998-07-31
LAYNE CHRISTENSEN CO
filed 1998-09-08
CIK 888504

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 1998.

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the transition period from      to

                          -------------

                 Commission File Number 33-48432

                      LAYNE CHRISTENSEN COMPANY
      (Exact name of registrant as specified in its charter)

            Delaware                            48-0920712
---------------------------------         ------------------------
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)           Identification No.)


1900 SHAWNEE MISSION PARKWAY, MISSION WOODS, KANSAS       66205
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

     There were 11,641,192 shares of common stock, $.01 par value per share, outstanding on August 31, 1998.

                              PART I

ITEM 1.   Financial Statements

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                                   July 31,     January 31,
                                                     1998           1998
                                                  -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $   3,461     $   2,954
  Customer receivables, less allowance
  of $2,682 and $2,583, respectively                 50,340        49,595
  Costs and estimated earnings in excess
       of billings on uncompleted contracts           7,819         6,777
  Inventories                                        27,620        27,812
  Deferred income taxes                              10,008         9,610
  Other                                               3,206         2,346
                                                  ---------     ---------
         Total current assets                       102,454        99,094
                                                  ---------     ---------
Property and equipment:
  Land                                                8,512         8,851
  Buildings                                          14,727        14,678
Machinery and equipment                             152,669       143,338
                                                  ---------     ---------
                                                    175,908       166,867
Less - Accumulated depreciation                     (86,214)      (79,948)
                                                  ---------     ---------
          Net property and equipment                 89,694        86,919
                                                  ---------     ---------
Other assets:
  Investment in foreign affiliates                   20,753        19,456
  Goodwill and other intangible assets,
   at cost less accumulated amortization             30,788        32,836
  Other                                               5,364         5,594
                                                  ---------     ---------
          Total other assets                         56,905        57,886
                                                  ---------     ---------
                                                  $ 249,053     $ 243,899
                                                  =========     =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (in thousands, except share and per share data)
                                                   July 31,    January 31,
                                                     1998         1998
                                                  ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $  16,497    $  20,365
   Accrued compensation                              10,478       10,924
   Accrued insurance expense                          9,742        9,059
   Other accrued expenses                             8,017        9,626
   Billings in excess of costs and estimated
    earnings on uncompleted contracts                 9,824        9,459
                                                  ---------    ---------
         Total current liabilities                   54,558       59,433
                                                  ---------    ---------
Noncurrent and deferred liabilities:
   Long-term debt                                    67,500       57,500
   Deferred income taxes                              3,778        5,228
   Accrued insurance expense                          5,548        6,019
   Other                                              1,621        1,460
                                                  ---------     ---------
         Total noncurrent and
           deferred liabilities                      78,447       70,207
                                                  ---------     ---------
Contingencies
Stockholders' equity:
   Preferred stock, par value $.01
    per share, 5,000,000 shares authorized,
    none issued and outstanding                        -            -
   Common stock, par value $.01 per
    share, 30,000,000 shares authorized,
    11,641,192 and 11,631,556 shares
    issued and outstanding, respectively                116          116
   Capital in excess of par value                    83,099       82,889
   Retained earnings                                 39,625       35,614
   Unrealized gain (loss) on investments               (214)         250
   Notes receivable from management
    stockholders                                       (152)        (175)
   Unrecognized pension cost                           (478)        (527)
   Cumulative translation adjustment                 (5,948)      (3,908)
                                                  ---------    ---------
         Total stockholders' equity                 116,048      114,259
                                                  ---------    ---------
                                                  $ 249,053    $ 243,899
                                                  =========    =========

         See Notes to Consolidated Financial Statements.


            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
         (in thousands, except share and per share data)

                                      Three Months             Six Months
                                     Ended July 31,          Ended July 31,
                                    1998        1997         1998        1997
                                  ---------   ---------   ----------  ---------
Revenues:
 Net service revenues              $ 72,042   $ 59,636     $ 134,534  $ 109,107
  Net product sales                   6,644      8,047        12,493     16,326
                                  ---------   --------      --------   --------
       Total                         78,686     67,683       147,027    125,433
                                  ---------   --------      --------   --------
Cost of revenues (exclusive of
 depreciation shown below):
  Cost of service revenues           50,120     42,813        95,376     79,015
  Cost of product sales               5,080      5,865         9,582     11,808
                                  ---------   --------      --------   --------
       Total                         55,200     48,678       104,958     90,823
                                  ---------   --------      --------   --------
Gross profit                         23,486     19,005        42,069     34,610
Selling, general and
 administrative expenses             12,135     11,120        23,939     21,447
Depreciation and amortization         5,674      2,869        10,754      5,701
                                  ---------   --------      --------    -------
 Operating income                     5,677      5,016         7,376      7,462

Other income (expense):
 Equity in earnings of foreign
  affiliates                            482        978         1,784      1,798
   Interest                          (1,306)      (732)       (2,503)    (1,346)
   Other, net                           121       (127)           27        (65)
                                   --------    -------      --------    -------
Income before income taxes            4,974      5,135         6,684      7,849
Income tax expense                    1,989      1,952         2,673      2,983
                                   --------   --------      --------    -------
 Net income                        $  2,985   $  3,183      $  4,011    $ 4,866
                                   ========   ========      ========    =======

Basic earnings per share           $    .26   $    .36      $    .34    $   .55
                                   ========   ========      ========    =======
Diluted earnings per share         $    .25   $    .34      $    .34    $   .52
                                   ========   ========      ========    =======
Weighted average number of
 common and dilutive equivalent
 shares outstanding:
   Weighted average shares
    outstanding                  11,641,000  8,876,000    11,637,000  8,874,000
   Dilutive stock options           291,000    448,000       327,000    406,000
                                -----------  ---------     ----------  ---------
                                 11,932,000  9,324,000    11,964,000  9,280,000
                                 ==========  =========    ==========  =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                          (in thousands)
                                                               Six Months
                                                             Ended July 31,
                                                        -----------------------
                                                          1998          1997
                                                        ---------     ---------
Cash flow from operating activities:
 Net income                                             $  4,011       $  4,866
 Adjustments to reconcile net income to cash
  from operations:
   Depreciation and amortization                          10,754          5,701
   Deferred income taxes                                  (1,862)           739
   Equity in earnings in foreign affiliates               (1,784)        (1,798)
   Dividends received from foreign affiliates                487            532
   (Gain) loss from disposal of property and
     equipment                                              (244)            86
   Changes in current assets and liabilities
    (exclusive of effects of acquisitions):
     (Increase) decrease in customer receivables           3,021         (8,052)
     Increase in cost and estimated earnings in
      excess of billings on uncompleted contracts           (855)          (801)
     (Increase) decrease in inventories                      147           (446)
     Increase in other current assets                     (1,162)          (125)
     (Decrease) increase in accounts payable and
      accrued expenses                                    (9,477)           853
     Increase in billings in excess of costs and
      estimated earnings on uncompleted contracts            434          5,200
   Other, net                                                 61            447
                                                         -------        -------
 Cash from operating activities                            3,531          7,202
                                                         -------        -------
Cash flow from investing activities:
 Additions to property and equipment                      (8,210)       (8,482)
 Proceeds from disposal of property and equipment          1,454           467
 Acquisitions of businesses, net of cash acquired         (6,293)      (50,242)
 Purchase of available for sale investments                 (324)         -
 Investment in foreign affiliates                           -              (19)
                                                         -------       -------
 Cash used in investing activities                       (13,373)      (58,276)
                                                         -------       -------
Cash flow from financing activities:
 Net borrowings under revolving facility                  10,000        54,000
 Repayments of long-term debt                               -              (56)
 Payments on notes receivable from management
  stockholders                                                23            24
 Issuance of common stock                                   -            1,500
 Debt issuance costs                                        -             (725)
                                                         -------       -------
 Cash from financing activities                           10,023        54,743
                                                         -------       -------
Effects of exchange rate changes on cash                     326          -
                                                         -------       -------
Net increase in cash and cash equivalents                    507         3,669
Cash and cash equivalents at beginning of period           2,954         1,697
                                                         -------       -------
Cash and cash equivalents at end of period               $ 3,461       $ 5,366
                                                         =======       =======

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

The amounts paid for income taxes and interest are as follows (in thousands):

                            Six Months Ended July 31,
                           --------------------------
                              1998            1997
                           ----------      ----------
    Income taxes            $4,025          $1,671
    Interest                 2,048           1,250

During the first quarter of fiscal 1999, the Company issued 9,636 shares of common stock and 22,688 stock options to employees related to fiscal 1998 compensation awards. The total value of these awards was approximately $210,000, which was accrued at January 31, 1998.

2.  Acquisitions

On March 26, 1998, the Company completed a transaction to purchase certain assets of Hydro Group, Inc., a New Jersey based drilling contractor (the "Hydro Acquisition") for approximately $6,293,000 in cash. The acquisition has been accounted for using the purchase method of accounting and accordingly, the operations of Hydro Group, Inc. have been included from the date of acquisition. Had this acquisition taken place as of February 1, 1998, pro forma operating results would not have been significantly different from those reported.

The purchase price was allocated as follows (in thousands of dollars):

    Property and equipment                            $7,167
    Working capital                                     (874)
                                                      ------
      Total purchase price, net of cash acquired      $6,293
                                                      ======

3.  Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):
                                                     As of
                                             -----------------------
                                              July 31,    January 31,
                                                1998         1998
                                             ---------    ----------
    Raw materials                            $   1,854    $    1,552
    Work in process                              2,071         1,673
    Finished products, parts and supplies       23,695        24,587
                                             ---------    ----------
      Total                                  $  27,620    $   27,812
                                             =========    ==========
4.  Debt

During May, 1998, the Company entered into an interest rate swap agreement (the "Swap Agreement") with Bank of America National Trust and Savings Association. The Swap Agreement, which effectively fixes the interest rate at 5.965%, plus the margin (currently .5%) as defined in the Company's credit agreement, on $25,000,000 of the Company's outstanding indebtedness under its credit agreement, calls for quarterly interest payments commencing on August 15, 1998. The Swap Agreement will terminate in May, 2002.

5.  Comprehensive Income

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires prominent disclosure of comprehensive income. Comprehensive income for the six months ended July 31, 1998 and 1997 was $1,556,000 and $5,244,000, respectively.
Comprehensive income includes net income, unrealized gains or losses on the Company's available for sale securities, minimum pension liability adjustments and foreign currency cumulative translation adjustment for the periods presented.

6.  Contingencies

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


       ====================================================

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

Results of Operations

The Company substantially consummated the acquisition of Stanley Mining Services Pty Limited (the "Stanley Acquisition"), a mineral exploration drilling company with operations in Australia and Africa, at the end of July, 1997. Stanley has been reflected in Layne Christensen's results of operations beginning in the third quarter ending October 31, 1997. The Stanley Acquisition was accounted for using the purchase method of accounting, and will have a significant effect on Layne Christensen's future operations and on comparisons of income and expense items in relation to the first six months of fiscal 1998. Among other things, the Company has incurred a substantial increase in long-term debt and goodwill and will incur a substantial increase in interest expense and goodwill amortization in future periods.

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.


                                                                     Period
                                                                      -to-
                                 Three Months     Six Months         Period
                                 Ended July 31,  Ended July 31,      Change
                                ---------------  --------------   --------------
                                                                  Three     Six
                                 1998    1997     1998    1997    Months  Months
Revenues:                       ------  ------   ------  ------  -------  ------
 Water well drilling
   and maintenance               48.0%   49.0%    46.2%   48.5%   13.8     11.9
 Mineral exploration drilling    27.2    16.9     29.5    21.6    87.2     59.7
 Geotechnical construction        8.5    15.3      8.8    10.4   (35.5)    (1.1)
 Environmental drilling           7.9     6.9      7.0     6.5    33.0     25.8
                                -----   -----    -----   -----
     Total service revenue       91.6    88.1     91.5    87.0    20.8     23.3
 Product sales                    8.4    11.9      8.5    13.0   (17.4)   (23.5)
                               ------   -----    -----   -----
   Total revenues               100.0%  100.0%   100.0%  100.0%   16.3     17.2
                               ======   =====    =====   =====

Cost of revenues:
 Cost of service revenues        69.6%   71.8%    70.9%   72.4%   17.1     20.7
 Cost of product sales           76.5    72.9     76.7    72.3   (13.4)   (18.9)
                                ------   -----    -----   -----
   Total cost of revenues        70.2    71.9     71.4    72.4    13.4     15.6
                               ------   -----    -----   -----
Gross profit                     29.8    28.1     28.6    27.6    23.6     21.6
Selling, general and
 administrative expenses         15.4    16.4     16.3    17.2     9.1     11.6
Depreciation and amortization     7.2     4.3      7.3     4.5    97.8     88.6
                               ------   -----    -----   -----
Operating income                  7.2     7.4      5.0     5.9    13.2     (1.2)
Other income (expense):
 Equity in earnings of
  foreign affiliates               .6     1.4      1.2     1.4   (50.7)     (.8)
 Interest                        (1.7)   (1.1)    (1.6)   (1.1)   78.4     86.0
 Other, net                        .2     (.1)     (.1)     .1      *        *
                               ------    -----   -----   -----
Income before income taxes        6.3     7.6      4.5     6.3    (3.1)   (14.8)
Income tax expense                2.5     2.9      1.8     2.4     1.9    (10.4)
                               ------   -----    -----   -----
Net income                        3.8%    4.7%     2.7%    3.9%   (6.2)   (17.6)
                               ======   =====    =====   =====
________________
*  Not meaningful.

RESULTS OF OPERATIONS

Revenues for the three months ended July 31, 1998 increased $11,003,000 or 16.3% to $78,686,000 while revenues for the six months ended July 31, 1998 increased $21,594,000 or 17.2% to $147,027,000 from the three and six months ended July 31, 1997.

Water well drilling and maintenance revenues increased 13.8% to $37,793,000 and 11.9% to $67,948,000 for the three and six months ended July 31, 1998, respectively, compared to revenues of $33,207,000 and $60,702,000 for the three and six months ended July 31, 1997, respectively. The increases were primarily the result of the Hydro Acquisition and the previously announced acquisition of a Louisiana drilling company.

Mineral exploration drilling revenues increased 87.2% to $21,375,000 and 59.7% to $43,342,000 for the three and six months ended July 31, 1998, respectively, from $11,420,000 and $27,135,000 for the three and six month periods ended July 31, 1997, respectively. The increases were the result of the Stanley Acquisition in July, 1997 and other smaller acquisitions since that time. Exclusive of these acquisitions, mineral exploration revenues were down 31.4% and 41.8% for the three and six month periods ended July 31, 1998, respectively, due to lower demand for the Company's services as a result of the decrease in exploration and development activities conducted by mining companies. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals which often fluctuate widely. In this connection, the recent decline in the price of various metals could continue to impact the level of mineral exploration and development activities conducted by mining companies and could have a material adverse effect on the Company.

Geotechnical drilling revenues decreased 35.5% to $6,667,000 and 1.1% to $12,917,000 for the three and six months ended July 31, 1998, respectively, compared to revenues of $10,343,000 and $13,064,000 for the three and six months ended July 31, 1997, respectively. Exclusive of the Company's previously announced ground freeze project in Timmins, Ontario, Canada which was substantially completed during the first quarter of fiscal 1999, geotechnical drilling revenues increased 33.4% and 34.9% for the three and six months ended July 31, 1998, respectively, as a result of growing demand for the Company's services in these markets.

Environmental drilling revenues increased 33.0% to $6,207,000 and 25.8% to $10,327,000 for the three and six months ended July 31, 1998, respectively, from $4,666,000 and $8,206,000 for the three and six months ended July 31, 1997, respectively. The Company believes the increases were largely attributable to an increase in the number of larger and more technically demanding projects.

Product sales decreased 17.4% to $6,644,000 and 23.5% to $12,493,000 for the three and six months ended July 31, 1998, respectively, from $8,047,000 and $16,326,000 for the three and six months ended July 31, 1997, respectively. The decreases were primarily a result of lower levels of activity in the mining industry as previously discussed.

Gross profit as a percentage of revenues was 29.8% and 28.6% for the three and six months ended July 31, 1998, respectively, compared to 28.1% and 27.6% for the same periods last year. The increase in gross profit as a percentage of revenues was primarily attributed to the Company realizing better than previously expected gross profit margins on certain complex international projects which were finalized in the current quarter.

Selling, general and administrative expenses increased to $12,135,000 and $23,939,000 (or 15.4% and 16.3% of revenues) for the three and six months ended July 31, 1998, respectively, compared to $11,120,000 and $21,447,000 (or 16.4% and 17.2% of
revenues) for the three and six months ended July 31, 1997, respectively. The period-to-period dollar increases were primarily a result of the Stanley and Hydro Acquisitions.

Depreciation and amortization increased to $5,674,000 and $10,754,000 for the three and six months ended July 31, 1998, respectively, compared to $2,869,000 and $5,701,000 for the same periods last year. The increases in depreciation and amortization were primarily a result of the Stanley and Hydro Acquisitions in addition to capital expenditures made during the year.

Equity in earnings of foreign affiliates was $482,000 and $1,784,000 for the three and six months ended July 31, 1998, respectively, compared to $978,000 and $1,798,000 for the same periods last year. The decrease for the three months ended July 31, 1998 was a result of lower exploration and development activities conducted by mining companies in Latin America. The decrease offset an increase in the three months ended April 30, 1998 which occurred as a result of improved weather conditions from the prior period when projects were delayed as a result of heavy rains and flooding.

Interest expense increased $574,000 and $1,157,000 for the three and six months ended July 31, 1998, respectively, as compared to the three and six months ended July 31, 1997. The increases were primarily a result of additional borrowings made to finance acquisitions and capital expenditures during the periods.

Income taxes were $1,989,000 and $2,673,000 for the three and six months ended July 31, 1998, respectively, compared to $1,952,000 and $2,983,000 for the same periods last year. The changes from the prior period were a result of lower income before taxes compared to the prior year offset by an increase in the effective tax rate to 40% from 38% last year. The effective tax rate increased primarily as a result of the change in the Company's international operations and their expected effect on the Company's consolidated operating results.

CHANGES IN FINANCIAL CONDITION

Cash from operations was $3,531,000 for the six months ended July 31, 1998 compared to $7,202,000 for the same period last year. The change in cash from operations was primarily a result of increases in working capital required for acquired operations and continued expansion into Africa. Cash from operations and borrowings under the Company's available credit agreement were used for additions to property and equipment of $8,210,000 and an acquisition during the six months ended July 31, 1998.

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

     NOT APPLICABLE


ITEM 3 - Defaults Upon Senior Securities

     NOT APPLICABLE


ITEM 4 - Submission of Matters to a Vote of Security Holders

     An annual meeting of stockholders was held on May 21, 1998.
Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:

  a) Election of Todd A. Fisher as a Class III Director to hold office for a term expiring at the 2001 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

              For           Against       Withheld Authority
           ---------        -------       ------------------
           9,098,365          -0-              403,302

  b) Election of Edward A. Gilhuly as a Class III Director to hold office for a term expiring at the 2001 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

              For           Against       Withheld Authority
           ---------        -------       ------------------
           9,329,465          -0-              172,202

  c) Ratification and approval of the selection of the accounting firm of Deloitte and Touche LLP as the independent auditors of the Company for the fiscal year ended January 31, 1998:

              For           Against       Withheld Authority
           ---------        -------       ------------------
           9,481,034         3,015              17,618

ITEM 5 - Other Information

     NONE

ITEM 6 - Exhibits and Reports on Form 8-K

     The exhibits filed with or incorporated by reference in this report are listed below:

 Exhibit No.        Description

     10(1) Letter agreement between the Company and Bank of America National Trust and Savings
               Association dated May 8, 1998, confirming the terms and conditions of an interest rate swap agreement.

     27(1)     Financial Data Schedule

                       * * * * * * * * * *

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   LAYNE CHRISTENSEN COMPANY
                                       (Registrant)


DATE:     September 8, 1998       /s/ A.B. Schmitt
                                  -------------------------------
                                  A.B. Schmitt, President
                                      and Chief Executive Officer


DATE:     September 8, 1998      /s/ Jerry W. Fanska
                                 --------------------------------
                                 Jerry W. Fanska, Vice President
                                       Finance and Treasurer