Form 10-Q
period 1998-10-31
LAYNE CHRISTENSEN CO
filed 1998-12-14
CIK 888504

                            FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1998.

                                OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        -----------------

                 Commission File Number 33-48432


                    LAYNE CHRISTENSEN COMPANY
      (Exact name of registrant as specified in its charter)

            Delaware                              48-0920712
-------------------------------              --------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

1900 SHAWNEE MISSION PARKWAY, MISSION WOODS, KANSAS         66205
(Address of principal executive offices)               (Zip Code)

                          (913) 362-0510
       (Registrant's telephone number, including area code)

                          NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report.)
                        -----------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

     There were 11,641,192 shares of common stock, $.01 par value per share, outstanding on November 30, 1998.

                              PART I

ITEM 1.  Financial Statements

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                                  October 31,      January 31,
                                                     1998            1998
                                                  -----------      -----------
ASSETS
Current assets:
 Cash and cash equivalents                        $    3,080       $    2,954
 Customer receivables, less allowance
  of $2,418 and $2,583, respectively                  52,633           49,595
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                    5,945            6,777
 Inventories                                          28,013           27,812
 Deferred income taxes                                10,229            9,610
 Other                                                 8,431            2,346
                                                   ---------        ---------
           Total current assets                      108,331           99,094
                                                   ---------        ---------

Property and equipment:
 Land                                                  8,823            8,851
 Buildings                                            15,037           14,678
 Machinery and equipment                             154,681          143,338
                                                   ---------        ---------
                                                     178,541          166,867
Less - Accumulated depreciation                      (90,203)         (79,948)
                                                   ---------        ---------
          Net property and equipment                  88,338           86,919
                                                   ---------        ---------

Other assets:
 Investment in foreign affiliates                     19,603           19,456
 Goodwill and other intangible assets,
  at cost less accumulated amortization               30,770           32,836
 Other                                                 3,481            5,594
                                                   ---------        ---------
          Total other assets                          53,854           57,886
                                                   ---------        ---------
                                                   $ 250,523        $ 243,899
                                                   =========        =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (in thousands, except share and per share data)
                                                     October 31,  January 31,
                                                        1998          1998
                                                     -----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $   17,667   $   20,365
 Accrued compensation                                    11,464       10,924
 Accrued insurance expense                                8,532        9,059
 Other accrued expenses                                   7,979        9,626
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                      10,663        9,459
                                                     ----------   ----------
      Total current liabilities                          56,305       59,433
                                                     ----------   ----------
Noncurrent and deferred liabilities:
 Long-term debt                                          67,000       57,500
 Deferred income taxes                                    3,881        5,228
 Accrued insurance expense                                5,316        6,019
 Other                                                    1,588        1,460
                                                     ----------   ----------
     Total noncurrent and deferred liabilities           77,785       70,207
                                                     ----------   ----------

Contingencies
Stockholders' equity:
 Preferred stock, par value $.01 per share,
  5,000,000 shares authorized, none issued and
  outstanding                                              -            -
 Common stock, par value $.01 per share, 30,000,000
  shares authorized, 11,641,192 and 11,631,556
  shares issued and outstanding, respectively                116         116
 Capital in excess of par value                          83,099       82,889
 Retained earnings                                       40,762       35,614
 Unrealized gain (loss) on investments                     (818)         250
 Notes receivable from management stockholders             (152)        (175)
 Unrecognized pension cost                                 (454)        (527)
 Cumulative translation adjustment                        6,120)      (3,908)
                                                     ----------   ----------
     Total stockholders' equity                         116,433      114,259
                                                     ----------   ----------
                                                     $  250,523   $  243,899
                                                     ==========   ==========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
         (in thousands, except share and per share data)

                                 Three Months                Nine Months
                               Ended October 31,          Ended October 31,
                               1998        1997           1998        1997
                             ---------   ---------     ---------   ---------
Revenues:
 Net service revenues        $  69,235   $  83,135     $ 203,769   $ 192,242
 Net product sales               5,216       7,200        17,709      23,526
                             ---------    --------     ---------   ---------
     Total                      74,451      90,335       221,478     215,768
                             ---------    --------     ---------   ---------

Cost of revenues (exclusive
 of depreciation shown below):
  Cost of service revenues      49,440      59,662       144,816     138,677
  Cost of product sales          4,091       5,286        13,673      17,094
                             ---------    --------     ---------   ---------
     Total                      53,531      64,948       158,489     155,771
                             ---------    --------     ---------   ---------
Gross profit                    20,920      25,387        62,989      59,997
Selling, general and
  administrative expenses       11,938      12,152        35,877      33,599
Depreciation and amortization    5,627       4,718        16,381      10,419
                             ---------    --------     ---------   ---------
Operating income                 3,355       8,517        10,731      15,979

Other income (expense):
 Equity in earnings (loss)
  of foreign affiliates           (985)        585           799       2,383
 Interest                       (1,257)     (1,218)       (3,760)     (2,564)
 Other, net                      1,078         (15)        1,105         (80)
                             ---------    --------     ---------   ---------
Income before income taxes       2,191       7,869         8,875      15,718
Income tax expense               1,054       2,990         3,727       5,973
                             ---------    --------     ---------   ---------
  Net income                 $   1,137    $  4,879      $  5,148   $   9,745
                             =========    ========      ========   =========

Basic earnings per share      $    .10    $    .44      $    .44   $    1.01
                             =========    ========      ========   =========
Diluted earnings per share         .10    $    .42      $    .43   $     .97
                             =========    ========      ========   =========

Weighted average number of
 common and dilutive equiv-
 alent shares  outstanding:
  Weighted average shares
   outstanding              11,641,000  11,092,000    11,638,000   9,622,000
  Dilutive stock options       127,000     448,000       272,000     414,000
                            ----------  ----------    ----------  ----------
                            11,768,000  11,540,000    11,910,000  10,036,000
                            ==========  ==========    ==========  ==========

        See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                          (in thousands)
                                                          Nine Months
                                                        Ended October 31,
                                                      -------------------
                                                        1998       1997
                                                      --------  ---------
Cash flow from operating activities:
 Net income                                           $  5,148  $  9,745
 Adjustments to reconcile net income to cash
  from operations:
   Depreciation and amortization                        16,381    10,419
   Deferred income taxes                                (1,893)    1,093
   Equity in earnings of foreign affiliates               (799)   (2,383)
   Dividends received from foreign affiliates              652       756
   (Gain) loss from disposal of property and
    equipment                                           (1,282)       97
   Changes in current assets and liabilities
    (exclusive of effects of acquisitions):
     (Increase) decrease in customer receivables           455   (12,952)
     (Increase) decrease in cost and estimated
       earnings in excess of billings on
       uncompleted contracts                               808    (2,590)
     (Increase) in inventories                            (290)   (1,420)
     (Increase) decrease in other current assets        (4,822)      166
     (Decrease) in accounts payable and
       accrued expenses                                (10,709)     (625)
     Increase in billings in excess of costs and
       estimated earnings on uncompleted contracts       1,383     6,262
   Other, net                                              663      (709)
                                                       -------   -------
  Cash from operating activities                         5,695     7,859
                                                       -------   -------
Cash flow from investing activities:
 Additions to property and equipment                   (13,097)  (15,890)
 Proceeds from disposal of property and equipment        3,833       738
 Acquisitions of businesses, net of cash acquired       (6,293)  (53,942)
 Purchase of available for sale investments               (324)     -
 Investment in foreign affiliates                         -          (19)
                                                       -------   -------
 Cash used in investing activities                     (15,881)  (69,113)
                                                       -------   -------
Cash flow from financing activities:
 Net borrowings under revolving facility                 9,500    26,000
 Repayments of long-term debt                             -       (5,870)
 Payments on notes receivable from management
  stockholders                                              23        24
 Issuance of common stock                                 -       43,510
 Debt issuance costs                                      -         (725)
                                                       -------   -------
 Cash from financing activities                          9,523    62,939
                                                       -------   -------
Effects of exchange rate changes on cash                   789      -
                                                       -------   -------
Net increase in cash and cash equivalents                  126     1,685
Cash and cash equivalents at beginning of period         2,954     1,697
                                                       -------   -------
Cash and cash equivalents at end of period             $ 3,080   $ 3,382
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

The amounts paid for income taxes and interest are as follows (in thousands):

                          Nine Months Ended October 31,
                          -----------------------------
                              1998             1997
                          -----------       -----------
     Income taxes              $5,800            $4,405
     Interest                   3,686             2,730

During the first quarter of fiscal 1999, the Company issued 9,636 shares of common stock and 22,688 stock options to employees related to fiscal 1998 compensation awards. The total value of these awards was approximately $210,000, which was accrued at January 31, 1998.

2.   Acquisitions

On March 26, 1998, the Company completed a transaction to purchase certain assets of Hydro Group, Inc., a New Jersey-based drilling contractor (the "Hydro Acquisition") for approximately $6,293,000 in cash. The acquisition has been accounted for using the purchase method of accounting and accordingly, the operations of Hydro Group, Inc. have been included from the date of acquisition. Had this acquisition taken place as of February 1, 1998, pro forma operating results would not have been significantly different from those reported.

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
                                                       ======

3.   Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):

                                                   As of
                                          ----------------------
                                          October 31, January 31,
                                            1998          1998
                                          ---------    ---------
   Raw materials                          $   1,770    $   1,552
   Work in process                            1,685        1,673
   Finished products, parts and supplies     24,558        4,587
                                          ---------    ---------
        Total                             $  28,013    $  27,812
                                          =========    =========
4.   Debt

During May, 1998, the Company entered into an interest rate swap agreement (the "Swap Agreement") with Bank of America National Trust and Savings Association. The Swap Agreement, which effectively fixes the interest rate at 5.965%, plus the margin (currently .5%) as defined in the Company's credit agreement, on $25,000,000 of the Company's outstanding indebtedness under its credit agreement, calls for quarterly interest payments which commenced on August 15, 1998. The Swap Agreement will terminate in May, 2002.

5.   Comprehensive Income

Effective February 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which requires prominent disclosure of comprehensive income. Comprehensive income for the nine months ended October 31, 1998 and 1997 was $1,941 and $9,013, respectively.
Comprehensive income includes net income, unrealized gains or losses on the Company's available for sale securities, minimum pension liability adjustments and foreign currency cumulative translation adjustment for the periods presented.

6.   Contingencies

The Company's drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, "turnkey" basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its provision of services and products. Litigation arising from any such occurrences may result in the Company's being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim for damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance or business interruption insurance with respect to its foreign operations.

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

         ===============================================

ITEM 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "believe," "intend," "expect," "plan" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to Year 2000 compliance issues, prevailing prices for various metals, unanticipated slowdowns in the Company's major markets, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Results of Operations

The Company substantially consummated the acquisition of Stanley Mining Services Pty Limited (the "Stanley Acquisition"), a mineral exploration drilling company with operations in Australia and Africa, at the end of July 1997. Stanley has been reflected in Layne Christensen's results of operations beginning in the third quarter ending October 31, 1997. The Stanley Acquisition was accounted for using the purchase method of accounting, and will have a significant effect on Layne Christensen's future operations and on comparisons of year-to-date income and expense items in relation to the first nine months of fiscal 1998. Among other things, the Company has incurred a substantial increase in long-term debt and goodwill and will incur a substantial increase in interest expense and goodwill amortization in future periods.

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

                           Three Months        Nine Months       Period-to
                         Ended October 31,  Ended October 31,  Period Change
                         ----------------   ----------------   --------------
                          1998     1997      1998        1997  Three    Nine
                         -------  -------   -------  -------   Months  Months
Revenues:                                                      ------- ------
 Water well drilling
  and maintenance          49.6%   35.7%      47.4%   43.1%     14.5%   12.8%
 Mineral exploration
  drilling                 26.3    29.6       28.4    25.0     (26.7)   16.8
 Geotechnical drilling      9.3    20.4        8.9    14.6     (62.6)  (37.1)
 Environmental drilling     7.8     6.3        7.3     6.4       2.1    16.1
                          -----   -----      -----   -----
   Total service revenues  93.0    92.0       92.0    89.1     (16.7)    6.0
 Product sales              7.0     8.0        8.0    10.9     (27.6)  (24.7)
                          -----   -----      -----   -----
   Total revenues         100.0%  100.0%     100.0%  100.0%    (17.6)    2.6
                          =====   =====      =====   =====

Cost of revenues:
 Cost of service revenues  71.4%   71.8%      71.1%   72.1%    (17.1)    4.4
 Cost of product sales     78.4    73.4       77.2    72.7     (22.6)  (20.0)
                          -----   -----      -----   -----
   Total cost of revenues  71.9    71.9       71.6    72.2     (17.6)    1.7
                          -----   -----      -----   -----

Gross profit               28.1    28.1       28.4    27.8     (17.6)    5.0
Selling, general and
 administrative expenses   16.0    13.5       16.2    15.6      (1.8)    6.8
Depreciation and
 amortization               7.6     5.2        7.4     4.8      14.5    50.5
                          -----   -----      -----   -----
Operating income            4.5     9.4        4.8     7.4     (60.6)  (32.8)
Other income (expense):
 Equity in earnings (loss)
  of foreign affiliates    (1.3)    0.6        0.4     1.1       *     (66.5)
 Interest                  (1.7)   (1.3)      (1.7)   (1.2)      3.2    46.6
 Other, net                 1.4     0.0        0.5     0.0       *       *
                          -----   -----      -----   -----
Income before income
 taxes                      2.9     8.7        4.0     7.3     (72.2)  (43.5)
Income tax expense          1.4     3.3        1.7     2.8     (64.7)  (37.6)
                          -----   -----      -----   -----
Net income                  1.5%    5.4%       2.3%    4.5%    (76.7)  (47.2)
                          =====   =====      =====   =====
-------------------
*  Not meaningful.

RESULTS OF OPERATIONS

Revenues for the three months ended October 31, 1998 decreased $15,884,000, or 17.6%, to $74,451,000 while revenues for the nine months ended October 31, 1998 increased $5,710,000, or 2.6%, to $221,478,000 from the three and nine months ended October 31, 1997, respectively.

Water well drilling and maintenance revenues increased 14.5%, to $36,964,000, and 12.8%, to $104,912,000, for the three and nine months ended October 31, 1998, respectively, compared to revenues of $32,276,000 and $92,978,000 for the three and nine months ended October 31, 1997, respectively. The increases in water well drilling and maintenance revenues were primarily the result of the Hydro Acquisition and, for the nine month period, the previously announced acquisition of a Louisiana drilling company.

Mineral exploration drilling revenues decreased 26.7%, to $19,570,000, and increased 16.8%, to $62,912,000, for the three and nine months ended October 31, 1998, respectively, from $26,716,000 and $53,851,000 for the three and nine months ended October 31, 1997, respectively. The decrease for the three months ended October 31, 1998 was primarily a result of lower demand for the Company's services as a result of the decrease in exploration and development activities conducted by mining companies. The increase for the nine months ended October 31, 1998 was primarily the result of the Stanley Acquisition in July 1997 and other smaller acquisitions since that time. Exclusive of these acquisitions, mineral exploration revenues were down 41.7% for the nine month period ended
October 31, 1998, also a result of the decrease in exploration and development activities noted above. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals that often fluctuate widely. In this connection, the decline in the price of various metals has continued to impact the level of mineral exploration and development activities conducted by mining companies and has had, and could continue to have, an adverse effect on the Company.

Geotechnical drilling revenues decreased 62.6%, to $6,912,000, and 37.1%, to $19,829,000, for the three and nine months ended October 31, 1998, respectively, compared to revenues of $18,473,000 and $31,537,000 for the three and nine months ended October 31, 1997, respectively. Exclusive of the Company's previously announced ground freeze project in Timmins, Ontario, Canada which was substantially completed during the first quarter of fiscal 1999, geotechnical drilling revenues increased 12.6% and 47.5% for the three and nine months ended October 31, 1998, respectively, as a result of growing demand for the Company's services in these markets.

Environmental drilling revenues increased 2.1%, to $5,789,000, and 16.1%, to $16,116,000, for the three and nine months ended October 31, 1998, respectively, from $5,670,000 and $13,876,000 for the three and nine months ended October 31, 1997, respectively. The Company believes the increases were largely attributable to an increase in the number of larger and more technically demanding projects.

Product sales decreased 27.6%, to $5,216,000 and 24.7%, to $17,709,000, for the three and nine months ended October 31, 1998, respectively, from $7,200,000 and $23,526,000 for the three and nine months ended October 31, 1997, respectively. The decrease is attributed to the lower levels of activity in the mining industry as previously discussed.

Gross profit as a percentage of revenues was 28.1% and 28.4% for the three and nine months ended October 31, 1998, respectively, compared to 28.1% and 27.8% for the same periods last year. The increase in the gross profit as a percentage of revenues for the nine months ended October 31, 1998, was attributed to the Company realizing better than previously expected gross profit margins on certain complex international projects which were finalized during the second quarter of fiscal 1999.

Selling, general and administrative expenses decreased to $11,938,000 and increased to $35,877,000 (or 16.0% and 16.2% of revenues, respectively) for the three and nine months ended October 31, 1998 compared to $12,152,000 and $33,599,000 (or
13.5% and 15.6% of revenues, respectively) for the three and nine months ended October 31, 1997. The period-to-period dollar increase for the nine months ended October 31, 1998 is primarily a result of the Stanley and Hydro Acquisitions partially offset by cost reduction measures initiated by the Company during this period.

Depreciation and amortization increased to $5,627,000 and $16,381,000 for the three and nine months ended October 31, 1998, respectively, compared to $4,718,000 and $10,419,000, respectively, for the same periods last year. The increase in depreciation and amortization was primarily a result of the Stanley and Hydro Acquisitions and additions to property and equipment since last year.

Equity in earnings (loss) of foreign affiliates was ($985,000) and $799,000 for the three and nine months ended October 31, 1998, respectively, compared to $585,000 and $2,383,000, respectively, for the same periods last year. The decrease from the previous periods was primarily a result of lower exploration and development activities conducted by mining companies in Latin America.

Interest expense increased $39,000 and $1,196,000 for the three and nine months ended October 31, 1998, respectively, as compared to the three and nine months ended October 31, 1997. The increase was a result of additional borrowings made to finance acquisitions during the periods.

The increases in other income of $1,093,000 and $1,185,000 during the three and nine months ended October 31, 1998, respectively, as compared to the prior periods were primarily the result of a gain on the sale of certain property during the three months ended October 31, 1998.

Income taxes of $1,054,000 and $3,727,000 for the three and nine months ended October 31, 1998, respectively, decreased from $2,990,000 and $5,973,000, respectively, in the same periods last year as a result of lower income before taxes compared to the prior year. This was partially offset by an increase in the effective tax rate to 42% during the current quarter as compared to 38% as of October 31, 1997. The effective tax rate increased primarily as a result of the expected effect of the Company's international operations on the consolidated operating results.

CHANGES IN FINANCIAL CONDITION

Cash from operations was $5,695,000 for the nine months ended October 31, 1998, compared to $7,859,000 for the same period last year. The change in cash from operations was primarily a result of reduced earnings during the period. Cash from operations, and borrowings under the Company's available credit agreement, were primarily used for additions to property and equipment of $13,097,000, and acquisitions during the nine months ended October 31, 1998.

The Company believes that borrowings from its available credit agreement and cash from operations will be sufficient for the Company's seasonal cash requirements and to fund its budgeted capital expenditures for at least the balance of the fiscal year.

YEAR 2000 DISCUSSION

The Year 2000 ("Y2K") problem relates to the fact that many computer programs use only two digits to refer to a year. As a result, many computer programs do not properly recognize a year that begins with "20" instead of "19" (the "Y2K Issue"). The Company believes that issues related to Y2K compliance of its information technology ("IT") and non-information technology ("non-IT") systems should not have a material adverse impact on its business operations or financial results. Further, the Company believes that the estimated costs of Y2K compliance will not be material. Other than the Company's financial reporting systems, the nature of the Company's business is such that it is generally not reliant upon date sensitive IT and non-IT systems.

Readiness

In the fall of 1995, the Company initiated efforts to become Y2K compliant. These efforts included, in part, a review of six types of IT and non-IT systems that the Company believed might be subject to the Y2K Issue. The identified systems included personal computers, networks, mainframes, telecommunication equipment, automated control/manufacturing equipment and facility security/environmental control equipment. The review conducted by the Company evaluated the operating systems, application software and IT and non-IT hardware used in each of the six types of identified systems. The Company estimates that approximately 75% of its Y2K testing and remediation plan has been completed. The Company expects to complete the balance of its Y2K testing and remediation plan by the end of the second quarter of 1999.

In conducting its business, the Company does not rely upon a limited number of third party vendors or customers. No single vendor or customer accounts for more than 10% of the Company's purchases or sales, respectively. In addition, there are generally a number of alternative vendors from which the Company can obtain its supplies and services. As a result, the Company does not believe that Y2K problems experienced by third parties will have a material adverse impact on the Company's business operations or financial results. Nevertheless, the Company is in the process of conducting a review of the Y2K readiness of its major vendors (both of products and services) and customers. The Company's belief that it will not be adversely impacted by the Y2K readiness of third parties with which it conducts business is based not only upon the number and diversity of its customer and vendor base but also upon the Y2K compliance that is anticipated to be achieved by the majority of its customers and vendors. In light of the fact that the Company's position is based, in part, upon information supplied by third parties, there is of necessity an element of uncertainty in the Company's assessment.

Costs

The Company is primarily relying upon internal resources to implement its Y2K readiness plan and to upgrade and/or replace IT and non-IT systems that the Company believes might be subject to the Y2K Issue. Accordingly, much of the cost associated with its Y2K efforts have been incurred through the reallocation of the Company's internal resources. Over approximately the past two fiscal years and through the end of its fiscal year ending January 31, 1999, the Company estimates that it will have expended approximately $1.5 million in allocated internal resources and incremental costs for routine IT and non-IT hardware and software replacements. All of these hardware and software replacements have been Y2K compliant. The Company will continue its routine upgrading of IT and non-IT hardware and software during calendar 1999, all of which will also be Y2K compliant. The estimated costs of allocated internal resources and routine systems upgrades during the year ending January 31, 2000 will be approximately $500,000. The Company believes that the prospective costs of Y2K compliance will not have a material adverse impact on its financial position or results of operations. This conclusion is based, in part, upon the Company's belief that it will not incur significant Y2K related costs on behalf of third parties with which the Company conducts business. The Company expects cash flows from operations to be sufficient to fund the costs associated with Y2K compliance.

Risks

As the nature of the Company's business is such that it is not generally dependent upon date sensitive data for the production of its goods and services, the Company believes that any problems associated with the Y2K Issue will not have a material adverse impact on the Company's business operations or financial results. In spite of these presumptions, the inherent uncertainty associated with the Y2K Issue makes it impossible for the Company to reach a definitive conclusion as to the actual impact of the Y2K Issue on its business operations and financial results. As a result, the Company will continue to review and update, where necessary, its Y2K strategy and to develop Y2K contingency plans. Further, the costs and timetables in which the Company plans to complete the Y2K readiness activities, as well as potential outcomes of non-compliance, are based on management's best estimates. These estimates were derived using numerous assumptions as to the occurrence of future events, including actions by third parties over which the Company has no control.

Contingency Plans

The Company's Y2K efforts are ongoing and its overall plan, as well as consideration of contingency plans where applicable, will continue to evolve as new information becomes available. Currently, the Company believes that internal Y2K problems, should any occur, could be addressed through the use of alternative resources and manual processes without a significant interruption in the Company's business operations. Further, the Company believes that the nature of its business does not make it exclusively reliant upon a limited number of third party vendors or customers. In addition, the Company believes that third party vendor Y2K problems, should any occur, could be mitigated by utilizing alternative third party resources without adversely impacting the Company's business operations or financial results.

                             PART II

ITEM 1 - Legal Proceedings

     NONE


ITEM 2 - Changes in Securities

     NOT APPLICABLE


ITEM 3 - Defaults Upon Senior Securities

     NOT APPLICABLE


ITEM 4 - Submission of Matters to a Vote of Security Holders

     NONE

ITEM 5 - Other Information

     NONE


ITEM 6 - Exhibits and Reports on Form 8-K

     On October 29, 1998, the Company filed a Form 8-K relating to the declaration by the Board of Directors of a dividend of one preferred share purchase right for each share of common stock, $.01 par value, all as more particularly set forth in a Rights Agreement dated October 12, 1998, between the Company and National City Bank, as Rights Agent. The report did not include any financial statements.

     The exhibits filed with or incorporated by reference in this report are listed below:

     Exhibit No.       Description

        4.1 Rights Agreement, dated as of October 12, 1998, between Layne Christensen Company and National City Bank, which includes the form of Certificate of Designations of the
                  Series A Junior Participating Preferred Stock of Layne Christensen Company as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (filed with the Company's Current Report on Form 8-K (File No. 000-20578) as
                  Exhibit 4.1 and incorporated herein by
                  reference).

        10.1 Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne
                  Christensen Company dated November 3, 1998.

        27(1)     Financial Data Schedule.

                       * * * * * * * * * *


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LAYNE CHRISTENSEN COMPANY
                                         (Registrant)



DATE:    December 14, 1998        /s/A.B. Schmitt
                                  -------------------------------
                                  A.B. Schmitt, President
                                    and Chief Executive Officer


DATE:    December 14, 1998        /s/Jerry W. Fanska
                                  -------------------------------
                                  Jerry W. Fanska, Vice President
                                    Finance and Treasurer

EXHIBIT INDEX

     Exhibit No.       Description

        4.1 Rights Agreement, dated as of October 12, 1998, between Layne Christensen Company and National City Bank, which includes the form of Certificate of Designations of the Series A Junior Participating Preferred Stock of Layne Christensen Company as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (filed with the Company's Current Report on Form 8-K (File No. 000-20578) as
                  Exhibit 4.1 and incorporated herein by
                  reference).

        10.1 Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne
                  Christensen Company dated November 3, 1998.

        27(1)     Financial Data Schedule.