Form 10-K
period 1999-01-31
LAYNE CHRISTENSEN CO
filed 1999-04-23
CIK 888504

================================================================================
                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        for the Fiscal Year Ended January 31, 1999.
                                       Or
[   ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

        For the transition period from __________________ to __________________.

                         Commission file number: 0-20578

                            Layne Christensen Company
             (Exact name of registrant as specified in its charter)

                  Delaware                              48-0920712
        (State or other jurisdiction        (I.R.S. Employer Identification No.)
     of incorporation or organization)

            1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205
            (Address of principal executive offices)           (Zip Code)

         Registrant's telephone number, including area code:  (913) 362-0510

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the 4,691,919 shares of Common Stock of the Registrant held by non-affiliates of the Registrant on March 31, 1999, computed by reference to the closing sale price of such stock as reported on the NASDAQ National Market System, was $26,687,635. At March 31, 1999, there were 11,641,192 shares of the Registrant's Common Stock outstanding.

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

Business Strategy

         The Company's growth strategy is to expand its current geographic markets and enter into new business lines that build on the Company's core competencies. Key elements of this strategy are as follows:

     Expand Mineral Exploration Drilling Internationally

         The Company believes that its best mineral exploration drilling opportunities exist in Australasia, Africa and South America. To position itself to take advantage of such opportunities, the Company intends to expand its international mineral exploration business through internal expansion and acquisitions. The Company believes that the foreign enterprises and their local affiliates acquired through the acquisitions of CBC and Stanley create the opportunity to expand their businesses by leveraging their local market expertise and the Company's technical competence, access to transferable drilling equipment and employee training and safety programs. With the additional resources and capabilities provided by its acquisitions of CBC and Stanley, the Company believes it will be better positioned to expand its operations in countries such as Argentina, Bolivia, Brazil, Tanzania and Zambia, where it expects the mineral exploration industry to grow.

     Acquire Water Well Drilling Businesses in the United States

         Layne Christensen is currently the largest provider of water well drilling services in the United States, operating in all regions of the country. The Company intends to expand its water well drilling business in the United States by making strategic acquisitions of selected regional privately-held water well drilling firms. For example, in July 1997 the Company acquired Stamm-Scheele Inc., a water well drilling company based near Baton Rouge, Louisiana, and in March 1998, acquired certain assets of Hydro Group, Inc., a water well, geotechnical and environmental drilling company with operations in New York, New Jersey, Ohio, Pennsylvania and Virginia. The Company believes that by combining the Company's capabilities with regional firms, the Company will improve such firms' efficiency, safety record, bonding capacity, profitability and professionalism and enable these firms to win project bids that they would not otherwise have won.

     Expand Water Well Drilling Internationally

         The Company intends to build its groundwater business internationally by leveraging the mineral exploration services that it currently provides to mining customers. Mining companies frequently need to implement a dewatering program that requires the installation of wells to remove groundwater from the mine excavation or to construct a groundwater well to obtain process water for use in connection with mining activities. For example, the Company recently completed a project through one of the Company's Chilean affiliates for the completion of multiple water production wells in the Collahuasi mine in Northern Chile, with technical support provided through Layne Christensen. Many developing countries also have significant and growing requirements to access groundwater to satisfy their potable water needs. In all of its regions, the Company intends to concentrate on large scale industrial and government water well drilling projects.

     Expand Presence in Geotechnical Drilling Services

         The Company's participation in the geotechnical drilling services market is still in an early stage. The Company intends to leverage its drilling capabilities, industry contacts, reputation, project management skills and growing geographic presence to expand this business. In particular, the Company's strategy is to focus on relatively larger, technically demanding projects using its grouting, jet grouting, vibratory ground improvement and ground freezing capabilities. An example of the implementation of this strategy is the Company's recently completed project in Timmins, Ontario, Canada where the Company was engaged by Echo Bay Mines Ltd. to construct a subsurface frozen earth barrier around a 3.5 kilometer perimeter open pit gold mine.

         While the Company expects to continue conducting environmental drilling business, and continues to consider such market as one of its principal markets, the Company does not expect such business to provide growth opportunities in the foreseeable future.

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

     Mineral Exploration Drilling and Products

         Drilling Services

         The Company provides drilling services for geological assessment, in site mining and mineral exploration. These services are used primarily by major gold and copper producers based in the United States and Canada, and to a lesser extent, iron ore producers. In response to a shift in recent years by many of these producers to foreign markets in search of economically minable orebodies, the Company commenced mineral exploration drilling operations in Mexico in 1991. With its acquisition of CBC in December 1995, the Company acquired foreign affiliates operating in South America with facilities in Chile and Peru. These affiliates have projects in Argentina, Bolivia, Brazil, Chile, Mexico and Peru, among other locations. In addition, with the Stanley Acquisition, the Company now has operations in Australia and Africa.

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

         The Company also offers artificial ground freezing capabilities, typically utilized as an alternative method to dewatering large diameter excavation and tunneling projects. The Company recently completed a project for Echo Bay Mines Ltd. to construct a subsurface frozen earth barrier around an open pit gold mine in Timmins, Ontario, Canada.

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

         The Company is primarily organized domestically by geographic regions, with an eastern and western regional vice president, a vice president responsible for geotechnical services and a vice president responsible for products/international locations. District managers are in charge of individual district office profit centers. The district managers report to their respective regional vice president on a regular basis. Each district office employs a field superintendent who is in charge of projects in the field and sales engineers who are responsible for marketing the Company's services in their district as well as for monitoring the progress of projects. The Company does not conduct significant marketing activities. Instead, the Company's sales engineers cultivate and maintain contacts with existing and potential customers. In this way, the Company learns of and is in a position to compete for proposed drilling projects in the region.

         In its foreign affiliates, where the Company does not have majority ownership or operating control, day-to-day operating decisions are made by local management. The Company's vice presidents oversee the Company's interests in its foreign affiliates as well as the operations of its foreign subsidiaries. In addition, the Company manages its interests in its foreign affiliates through regular management meetings and analysis of comprehensive operating and financial information. In its significant foreign affiliates, the Company has entered into shareholder agreements that give it limited board representation rights and require super-majority votes in certain circumstances.

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

         In the water well drilling service line, the Company's customers are typically municipalities and local operations of industrial businesses. Of the Company's water well drilling revenues in fiscal 1999, approximately 68% were derived from municipalities and approximately 13% were derived from industrial businesses while the balance was derived from other customer groups. The term "municipalities" is used to include local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, the Company targets customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which the Company believes it has competitive advantages over its competitors due to its drilling expertise and financial resources.

         In the water well repair and maintenance service line, the Company's customers also include municipalities and local operations of industrial businesses. In fiscal 1999, approximately 53% of the Company's repair and maintenance revenues were derived from municipalities, approximately 27% of such` revenues were derived from industrial businesses and the balance was derived from other customer groups.

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

Backlog

         The Company's backlog consists of executed service and product purchase contracts, or portions thereof, not yet performed by the Company. The Company believes that its backlog does not have any significance other than as a short-term business indicator because substantially all of the contracts comprising the backlog are cancelable for, among other reasons, the convenience of the customer. The Company's backlog was approximately $68,787,000 at January 31, 1999, compared to approximately $45,005,000 at January 31, 1998. The Company's backlog as of year end is generally completed within the following fiscal year.

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

Employees and Training

         At January 31, 1999, the Company had 2,810 employees, 240 of whom were hourly employees and members of collective bargaining units represented by locals affiliated with major labor unions in the United States. The Company believes that its relationship with its employees is satisfactory.

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

         On average, the Company's field supervisors and drillers have 16 and 10 years, respectively, of experience with the Company. Many of the Company's professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. The Company believes that its size and reputation allow it to compete effectively for highly qualified professionals.

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

Item 2.  Properties and Equipment

         The Company's corporate headquarters are located in Mission Woods, Kansas (a suburb of Kansas City, Missouri), in approximately 30,000 square feet of office space leased by the Company pursuant to a written lease agreement which expires February 28, 2005. The Company's manufacturing operations are primarily conducted from an approximately 84,000 square foot plant located in Salt Lake City, Utah and owned by the Company (the "Plant").

         As of January 31, 1999, the Company (excluding foreign affiliates) owned or leased approximately 660 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This includes rigs used primarily in each of its service lines as well as multi-purpose rigs. In addition, as of January 31, 1999, the Company's foreign affiliates owned or leased approximately 118 drill rigs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 1999.

Item 4A. Executive Officers of the Registrant

         Executive officers of the Company are appointed by the Board of Directors for such terms as shall be determined from time to time by the Board, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

         Set forth below are the name, age and position of each executive officer of the Company.

                  Name                         Age                 Position
                  ----                         ---                 --------
         Andrew B. Schmitt                     50         President, Chief Executive Officer and
                                                             Director
         Greg F. Aluce                         43         Senior Vice President
         H. Edward Coleman                     61         Senior Vice President
         Eric R. Despain                       50         Senior Vice President
         Norman E. Mehlhorn                    58         Senior Vice President
         Jerry W. Fanska                       50         Vice President--Finance and Treasurer
         Kent B. Magill                        46         Vice President--General Counsel and
                                                             Secretary

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

         Greg F. Aluce has served as the Company's Senior Vice President since April 14, 1998 and is responsible for the Company's geotechnical construction services. Mr. Aluce has over 19 years experience in various areas of the Company's operations.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded in the over-the-counter market through the NASDAQ National Market System under the symbol LAYN. The stock has been traded in this market since the Company became a publicly-held company on August 20, 1992. The following table sets forth the range of high and low sales prices of the Company's stock by quarter for fiscal 1999 and 1998, as reported by the NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions.

                           Fiscal Year 1999                 High                     Low
                           ----------------                -------                 -------

                           First Quarter                   $17 5/8                 $13 1/4
                           Second Quarter                   17 1/4                  11
                           Third Quarter                    13                       9
                           Fourth Quarter                   12 1/8                   5 7/8

                           Fiscal Year 1998                 High                     Low
                           ----------------                -------                 -------

                           First Quarter                   $18                     $14 1/4
                           Second Quarter                   22 1/2                  15 3/4
                           Third Quarter                    24 1/4                  17
                           Fourth Quarter                   21                      12

         At March 23, 1999, there were approximately 176 owners of record of the Company's common stock.

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

Item 6.  Selected Financial Data

         The following selected historical financial information as of and for the fiscal years ended January 31, 1999, 1998, 1997, 1996 and 1995, respectively, has been derived from the Company's audited consolidated financial statements. During fiscal years 1999, 1998 and 1996, the Company completed various acquisitions, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company's consolidated results include the effects of the acquisitions from the date of each acquisition. The information below should be read in conjunction with "Managements' Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                     Fiscal Years Ended
                                                                         January 31,
                                            ---------------------------------------------------------------------
                                             1999             1998          1997           1996            1995
                                             ----             ----          ----           ----            ----
Income Statement Data
 (in thousands, except
   per share amounts):
   Revenues                                 $284,248        $294,600      $222,853       $167,271        $166,830
   Cost of revenues
     (exclusive of
     depreciation
     shown below)                            204,953         213,717       161,602        122,078         123,814
                                            --------        --------      --------       --------        --------
   Gross profit                               79,295          80,883        61,251         45,193          43,016
   Selling, general
     and administrative
     expenses                                 49,938          45,908        38,956         28,260          28,860
   Depreciation and
     amortization                             22,361          15,681        10,974          8,233           7,811
                                            --------        --------      --------       --------        --------
   Operating income                            6,996          19,294        11,321          8,700           6,345
   Other income
     (expense):
     Equity in earnings
       of foreign
       affiliates                              1,128           3,022         3,895            -               -
     Interest                                 (4,987)         (3,618)       (2,447)          (767)           (779)
     Other, net                                  629            (267)          161            407             (84)
                                             -------        --------      --------       --------         -------
   Income before income
     taxes                                     3,766          18,431        12,930          8,340           5,482
   Income tax expense                          2,486           7,004         4,913          3,753           2,522
   Minority interest,
    net of taxes                                 (79)             -             -              -               -
                                             -------        --------      --------       --------         ------

   Net income                                $ 1,201        $ 11,427      $  8,017       $  4,587         $ 2,960
                                             =======        ========      ========       ========         =======

   Basic earnings per
     share                                    $ 0.10        $   1.13      $   0.90       $   0.62         $  0.40
                                              ======        ========      ========       ========         =======

   Diluted earnings
     per share                                $ 0.10        $   1.09      $   0.88       $   0.61         $  0.40
                                              ======        ========      ========       ========         =======

                                                                        At January 31,
                                               1999            1998           1997          1996           1995
                                               ----            ----           ----          ----           ----
Balance Sheet Data
   (in thousands):
     Working capital                         $ 46,211        $ 39,661       $ 29,643      $ 26,796        $13,578
     Total assets                             251,503         242,852        142,421       134,177         79,094
     Long-term debt                            63,500          57,500         30,314        28,428            -
     Total stockholders'
       equity                                 113,270         114,259         62,664        53,972         40,273


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

Results of Operations

         The Company substantially consummated the acquisition of Stanley Mining Services Pty., Limited ("Stanley") at the end of July, 1997 (the "Stanley Acquisition"). Stanley has been reflected in Layne Christensen's results of operations beginning August 1, 1997. The Stanley Acquisition has been accounted for using the purchase method of accounting, and will have a significant effect on Layne Christensen's future operations and on comparisons of income and expense items between periods, after the date of acquisition and prior. Among other things, the Company has incurred a substantial increase in long-term debt and goodwill and will incur a substantial increase in interest expense and goodwill amortization in the current and future periods.

         With the Stanley Acquisition and other smaller acquisitions thereafter, the percentage of the Company's revenues and operating income tied to the mining industry has increased substantially. Demand for the Company's mineral exploration drilling services and products depends upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals that often fluctuate widely. In this connection, the decline in the prices of various metals has continued to adversely impact the level of mineral exploration and development activities conducted by mining companies and has had, and could continue to have, a material adverse effect on the Company.

         The following table, which is derived from the Company's consolidated financial statements as discussed in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period. Certain 1998 and 1997 service revenues by product line have been reclassified to conform to 1999 presentation in the following table and comparisons thereafter.

                                                                                           Period-to-Period
                                                                                                Change
                                                        Fiscal Years Ended                      ------
                                                             January 31,                   1999          1998
                                                   -------------------------------          vs.            vs.
Revenues:                                          1999         1998          1997    |    1998           1997
                                                   ----         ----          ----         ----           ----
   Water well drilling and                                                            |
      maintenance                                   48.2%       40.8%         50.0%   |    14.0%           7.9%
   Mineral exploration drilling                     27.6        27.1          23.0    |    (1.8)          55.9
   Environmental drilling                            7.1         6.5          10.5    |     6.1          (18.1)
   Geotechnical drilling                             9.7        15.3           4.7    |   (39.3)         328.9
                                                   -----       -----          ----
        Total service revenues                      92.6        89.7          88.2    |     (.5)          34.5
   Product sales                                     7.4        10.3          11.8    |   (30.2)          15.0
                                                   -----       -----         -----
        Total revenues                             100.0%      100.0%        100.0%   |    (3.5)          32.2
                                                   =====       =====         =====
Cost of revenues:                                                                     |
   Cost of service revenues                         71.8%       72.4%         72.5%   |    (1.4)          34.3
   Cost of product sales                            76.4        73.5          72.4    |   (27.4)          16.7
        Total cost of revenues                      72.1        72.5          72.5    |    (4.1)          32.2
                                                   -----       -----         -----
Gross profit                                        27.9        27.5          27.5    |    (2.0)          32.1
Selling, general and                                                                  |
   administrative expenses                          17.6        15.6          17.5    |     8.8           17.8
Depreciation and amortization                        7.8         5.4           4.9    |    39.3           42.9
                                                   -----       -----         -----
Operating income                                     2.5         6.5           5.1    |   (63.7)          70.4
Other income (expense):                                                               |
   Equity in earnings of                                                              |
      foreign affiliates                             0.4         1.0           1.7    |   (62.7)         (22.4)
   Interest                                         (1.8)       (1.1)         (1.1)   |    37.8           47.9
   Other, net                                        0.2        (0.1)          0.1    |     *              *
                                                   -----       -----         -----
Income before income taxes                           1.3         6.3           5.8    |   (79.6)          42.5
Income tax expense                                   0.9         2.4           2.2    |   (64.5)          42.6
Minority interest, net of taxes                      0.0           -             -    |       *            *
                                                   -----       -----         -----
Net income                                           0.4%        3.9%          3.6%   |   (89.5)          42.5
                                                   =====       =====         =====

*  Not meaningful.

Comparison of Fiscal 1999 to Fiscal 1998

Results of Operations

Revenues for fiscal 1999 decreased $10,352,000, or 3.5%, to $284,248,000 compared to $294,600,000 for fiscal 1998. Water well drilling and maintenance revenues increased 14.0% to $137,094,000 for fiscal 1999 compared to revenues of $120,280,000 for fiscal 1998. The increase in water well drilling and maintenance revenues was primarily the result of the acquisition of certain assets of Hydro Group, Inc., a New Jersey-based drilling contractor, in March 1998 (the "Hydro Acquisition"). Additionally, the Company experienced stronger demand for services at various domestic locations. Mineral exploration drilling revenues decreased 1.8% to $78,305,000 for fiscal 1999 from $79,726,000 for fiscal 1998. The decrease was primarily a result of lower demand for the Company's services as a result of the decrease in exploration and development activities conducted by mining companies. The decrease was less than it otherwise would have been as fiscal 1999 included a full year of revenues following the Stanley Acquisition. Geotechnical drilling revenues decreased 39.3% to $27,409,000 for fiscal 1999 compared to revenues of $45,191,000 for fiscal 1998. Exclusive of the Company's ground freeze project in Timmins, Ontario, Canada for Echo Bay Mines, Ltd. (the "Timmins Project"), which was completed in the first quarter of fiscal 1999, geotechnical drilling revenues increased 24.0% in fiscal 1999. The increase in the base geotechnical business revenues was primarily a result of increased activity in this market. Environmental drilling revenue increased 6.1% to $20,316,000 for fiscal 1999 compared to revenues of $19,157,000 for fiscal 1998. The Company believes the improvement was largely attributable to an increase in the number of larger and more technically demanding projects, which were substantially completed during the year. Product sales decreased 30.2% to $21,124,000 for fiscal 1999 from $30,246,000 for fiscal 1998. The decrease was a result of the lower demand for the Company's services in the mining industry as previously discussed.

Gross profit as a percentage of revenues was 27.9% for fiscal 1999 compared to 27.5% for the same period last year. The increase was primarily attributed to the Company realizing better than previously expected gross profit margins on certain complex international projects which were finalized during the year.

Selling, general and administrative expenses increased to $49,938,000 for fiscal 1999 compared to $45,908,000 for fiscal 1998. The increase was primarily a result of the Hydro Acquisition and other smaller acquisitions.

Depreciation and amortization increased to $22,361,000 for fiscal 1999 compared to $15,681,000 in fiscal 1998. The increase in depreciation and amortization was primarily a result of the Hydro Acquisition and additions to property and equipment since last year.

Equity in earnings of foreign affiliates was $1,128,000 for fiscal 1999 compared to $3,022,000 in fiscal 1998. The decrease from the previous period was primarily a result of lower exploration and development activities conducted by mining companies in Latin America.

Income tax expense was $2,333,000 for fiscal 1999 compared to $7,004,000 in fiscal 1998. The effective tax rate for the year ended January 31, 1999 increased to 66% compared to 38% for the year ended January 31, 1998. This was primarily a result of a combination of a reduction in the amount of equity in earnings of foreign affiliates (on which income tax is normally not provided as foreign tax credits are generally available to offset the tax liability) and the increased impact of certain non-deductible expenses resulting from lower earnings for the fiscal year.

Comparison of Fiscal 1998 to Fiscal 1997

Results of Operations

         Revenues for fiscal 1998 were $294,600,000, a 32.2% increase compared to $222,853,000 for fiscal 1997. Water well drilling and maintenance revenues increased 7.9% to $120,280,000 for fiscal 1998 from $111,462,000 for fiscal 1997. The increase was primarily a result of the acquisition of a Louisiana drilling company and strong demand for these services in certain central and southern areas of the United States. Mineral exploration drilling revenues increased to $79,726,000 for fiscal 1998, compared to $51,142,000 for fiscal 1997. The increase was primarily a result of the Stanley Acquisition combined with the Company's recent expansion into Africa. Geotechnical drilling revenues increased to $45,191,000 for fiscal 1998, compared to $10,536,000 for fiscal 1997. The increase was primarily the result of the Timmins Project. Excluding the Timmins Project, geotechnical drilling revenues increased 86.2% for the year due to increased market penetration of the geotechnical drilling market. Product sales increased 15.0% for fiscal 1998 to $30,246,000 from $26,309,000 for fiscal 1997. The increase was primarily the result of strong demand for the Company's mineral exploration drill rigs and related products.

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

Liquidity and Capital Resources

         The primary source of the Company's liquidity in fiscal 1999, 1998, and 1997 was its cash from operating activities of $13,637,000, $14,270,000 and $17,116,000, respectively. Cash from operations and borrowings under the Company's revolving credit agreement were utilized primarily for additions to property and equipment of $16,817,000 and various acquisitions. See Note 2 of the Notes to Consolidated Financial Statements. Capital expenditures during fiscal 1999 were directed primarily toward expansion and upgrading of the Company's equipment and facilities. The Company expects to spend approximately $10,000,000 in the next fiscal year for capital expenditures. The Company anticipates fiscal 2000 capital expenditures will be used to maintain the Company's equipment and capabilities and continue its international expansion. As of January 31, 1999, the Company had no material commitments outstanding for capital assets.

         During July 1997, the Company amended its existing credit agreement to provide a reducing revolving cash borrowing facility of up to $100,000,000 (the "Credit Agreement"). As of January 31, 1999, the borrowing facility under the Credit Agreement was reduced to $93,000,000. Borrowings under the Credit Agreement were used to complete various acquisitions. See Note 2 of the Notes to the Consolidated Financial Statements. The Company's borrowings and outstanding letter of credit commitments under the Credit Agreement were $38,500,000 and $4,591,000, respectively, at January 31, 1999, leaving approximately $49,909,000 of unused availability. See Note 8 of the Notes to Consolidated Financial Statements.

         The Company's working capital as of January 31, 1999, 1998 and 1997 was $46,211,000, $39,661,000 and $29,643,000, respectively. The increases in working capital in fiscal 1999 and fiscal 1998 were primarily the result of the Hydro and Stanley Acquisitions. The Company believes borrowings from its available Credit Agreement and cash from operations will be sufficient to meet the Company's seasonal cash requirements and to fund its budgeted capital expenditures for the fiscal 2000 year.

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

Costs

The Company is primarily relying upon internal resources to implement its Y2K readiness plan and to upgrade and/or replace IT and non-IT systems that the Company believes might be subject to the Y2K Issue. Accordingly, much of the cost associated with its Y2K efforts have been incurred through the reallocation of the Company's internal resources. Over approximately the past three fiscal years through the end of its fiscal year ended January 31, 1999, the Company has expended approximately $1.5 million in allocated internal resources and incremental costs for routine IT and non-IT hardware and software replacements. All of these hardware and software replacements have been Y2K compliant. The Company will continue its routine upgrading of IT and non-IT hardware and software during calendar 1999, all of which will also be Y2K compliant. The estimated costs of allocated internal resources and routine systems upgrades during the year ending January 31, 2000 will be approximately $500,000. The Company believes that the prospective costs of Y2K compliance will not have a material adverse impact on its financial position or results of operations. This conclusion is based, in part, upon the Company's belief that it will not incur significant Y2K related costs on behalf of third parties with which the Company conducts business. The Company expects cash flows from operations to be sufficient to fund the costs associated with Y2K compliance.

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


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are interest rates on variable rate debt, equity risk on investments, and foreign exchange rates giving rise to translation and transaction gains and losses.

         The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. The Company uses derivative financial instruments as part of its overall strategies. A description of these instruments, as well as the Company's variable rate debt, is described in Note 8 to the Notes to Consolidated Financial Statements appearing on page 46 of this Form 10-K. Assuming January 31, 1999 debt levels, an instantaneous change in interest rates of one percentage point would impact the Company's interest expense by $135,000, compared to $325,000 assuming January 31, 1998 debt levels. The Company's investments are described in Note 1 to the Notes to Consolidated Financial Statements appearing on page 35 of this Form 10- K. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

         Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, Indonesia and Thailand. The operations are described in Notes 1 and 11 to the Notes to Consolidated Financial Statements appearing on pages 35 and 50, respectively, of this Form 10-K. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

         As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted operating income for the years ended January 31, 1999 and 1998 by approximately $222,000 and $100,000, respectively. This represents approximately ten percent of the international segment operating profit after adjusting for primarily U.S. dollar based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

         Foreign exchange gains and losses in the Company's Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company's Mexican subsidiary, which uses the U.S. dollar as its functional currency. Net foreign exchange gains and losses for 1999, 1998 and 1997 were not significant.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                                             Page
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

    Independent Auditors' Report ............................................................................   28

    Financial Statements:

       Consolidated Balance Sheets as of January 31, 1999 and 1998...........................................   29

       Consolidated Statements of Income for the Years
          Ended January 31, 1999, 1998 and 1997..............................................................   31

       Consolidated Statements of Stockholders' Equity for the Years
          Ended January 31, 1999, 1998 and 1997..............................................................   32

       Consolidated Statements of Cash Flows for the Years Ended
          January 31, 1999, 1998 and 1997 ...................................................................   33

       Notes to Consolidated Financial Statements............................................................   35

       Financial Statement Schedule II.......................................................................   53

          All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

INDEPENDENT AUDITORS' REPORT


Layne Christensen Company:

         We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (together, the "Company") as of January 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 19, 1999

                   Layne Christensen Company and Subsidiaries
                           Consolidated Balance Sheets
                         As of January 31, 1999 and 1998
                            (In Thousands of Dollars)


                         ASSETS                                1999              1998
                                                            ----------        ---------

Current assets:
           Cash and cash equivalents                        $   2,094         $   2,954
           Customer receivables, less allowance
             of $3,064 and $2,583, respectively                42,057            48,548
           Costs and estimated earnings in excess of
             billings on uncompleted contracts                  7,854             6,777
           Inventories                                         31,286            27,812
           Deferred income taxes                                9,571             9,610
           Other                                                8,991             2,346
                                                            ---------         ---------
                      Total current assets                    101,853            98,047
                                                            ---------         ---------

Property and equipment:
           Land                                                 9,340             8,851
           Buildings                                           16,490            14,678
           Machinery and equipment                            163,227           143,338
                                                            ---------         ---------
                                                              189,057           166,867
           Less--Accumulated depreciation                     (96,217)          (79,948)
                                                            ---------         ---------
                      Net property and equipment               92,840            86,919
                                                            ---------         ---------

Other assets:
  Investment in foreign affiliates                             19,732            19,456
  Intangible assets, at cost less accumulated
    amortization of $2,393 and $1,335,
             respectively                                      32,755            32,836
  Other                                                         4,323             5,594
                                                            ---------         ---------
                      Total other assets                       56,810            57,886
                                                            ---------         ---------

                                                            $ 251,503         $ 242,852
                                                            =========         =========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                     Consolidated Balance Sheets(Continued)
                         As of January 31, 1999 and 1998
                (In Thousands of Dollars, except per share data)


              LIABILITIES AND STOCKHOLDERS' EQUITY                                     1999                   1998
              ------------------------------------                                 ------------           --------

Current liabilities:
           Accounts payable                                                        $    17,202            $   20,365
           Accrued compensation                                                         11,223                10,924
           Accrued insurance expense                                                     7,298                 9,059
           Other accrued expenses                                                       11,519                 9,626
           Billings in excess of costs and estimated
             earnings on uncompleted contracts                                           8,400                 8,412
                                                                                   -----------            ----------
                          Total current liabilities                                     55,642                58,386
                                                                                   -----------            ----------

Non-current and deferred liabilities:
           Long-term debt                                                               63,500                57,500
           Deferred income taxes                                                         2,283                 5,228
           Accrued insurance expense                                                     5,454                 6,019
           Other                                                                         2,439                 1,460
           Minority interest                                                             8,915                    -
                                                                                   -----------            ----------
                          Total non-current and deferred
                             liabilities                                                82,591                70,207
                                                                                   ------------           ----------

Contingencies

Stockholders' equity:
           Preferred stock, par value $.01 per share,
              5,000,000 shares authorized, none issued
              and outstanding                                                               -                     -
           Common stock, par value $.01 per share,
              30,000,000 shares authorized, 11,641,192
              and 11,631,556 shares issued and outstanding,
              respectively   116                                                           116
           Capital in excess of par value                                               83,095                82,889
           Retained earnings                                                            36,815                35,614
           Accumulated other comprehensive income (loss)                                (6,604)               (4,185)
           Notes receivable from management stockholders                                  (152)                 (175)
                                                                                    ----------            ----------
                          Total stockholders' equity                                   113,270               114,259
                                                                                    ----------            ----------
                                                                                    $  251,503            $  242,852
                                                                                    ==========            ==========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                        Consolidated Statements of Income
               For the Years Ended January 31, 1999, 1998 and 1997
                (In Thousands of Dollars, except per share data)


                                               1999                 1998                 1997
                                           ------------         ------------         ------------
Revenues:
  Service revenues                         $    263,125         $    264,354         $    196,544
  Product sales                                  21,123               30,246               26,309
                                           ------------         ------------         ------------
        Total revenues                          284,248              294,600              222,853
                                           ------------         ------------         ------------
Cost of revenues (exclusive of
  depreciation shown below):
  Cost of service revenues                      188,818              191,497              142,562
  Cost of product sales                          16,135               22,220               19,040
                                           ------------         ------------         ------------
        Total cost of revenues                  204,953              213,717              161,602
                                           ------------         ------------         ------------
Gross profit                                     79,295               80,883               61,251
Selling, general and administrative
  expenses                                       49,938               45,908               38,956
Depreciation and amortization                    22,361               15,681               10,974
                                           ------------         ------------         ------------
Operating income                                  6,996               19,294               11,321
Other income (expense):
  Equity in earnings of foreign
     affiliates                                   1,128                3,022                3,895
  Interest                                       (4,987)              (3,618)              (2,447)
  Other, net                                        629                 (267)                 161
                                           ------------         ------------         ------------
Income before income taxes                        3,766               18,431               12,930
Income tax expense                                2,486                7,004                4,913
Minority interest, net of taxes                     (79)                   -                    -
                                           ------------         ------------         ------------

Net income                                 $      1,201         $     11,427         $      8,017
                                           ============         ============         ============

Basic earnings per share                   $       0.10         $       1.13         $       0.90
                                           ============         ============         ============

Diluted earnings per share                 $       0.10         $       1.09         $       0.88
                                           ============         ============         ============


Weighted average number of common
  and dilutive equivalent shares
  outstanding:
     Weighted average shares
        outstanding                          11,639,000           10,128,000            8,865,000
     Dilative stock options                     268,000              400,000              281,000
                                           ------------         ------------         ------------
                                             11,907,000           10,528,000            9,146,000
                                           ============         ============         ============


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For the Years Ended January 31, 1999, 1998 and 1997
                            (In Thousands of Dollars)

                                                                                                              Notes
                                                                                          Accumulated       Receivable
                                         Common Stock        Capital in                      Other             from
                                      -------------------     Excess of    Retained      Comprehensive      Management
                                        Shares     Amount     Par Value    Earnings      Income (loss)     Stockholders      Total
                                     ----------   --------    ---------    --------      -----------       ------------    --------

Balance, February 1, 1996             8,839,845   $    88     $  38,954    $  16,170      $      (927)      $    (313)     $ 53,972
                                                                                                                           --------
  Comprehensive income
    Net income                               -         -             -         8,017               -               -          8,017
    Other comprehensive income:
      Change in unrecognized
        pension liability,
        net of taxes of $59                  -         -             -            -               153              -            153
      Foreign currency
        translation adjustments              -         -             -            -                68              -             68
                                                                                                                           --------
  Comprehensive income                                                                                                        8,238
                                                                                                                           --------
  Issuance of stock for
    incentive compensation
    program                             31,622          1          339            -                -                -           340
  Payments on notes receivable               -          -            -            -                -              114           114
                                      ---------   --------     --------    ---------      ------------     ----------      --------
 Balance, January 31, 1997            8,871,467         89       39,293       24,187             (706)           (199)       62,664
                                                                                                                           --------
  Comprehensive income
    Net income                               -          -            -        11,427               -               -         11,427
    Other comprehensive income:
      Change in unrecognized
        pension liability,
        net of taxes of $61                  -          -            -            -                97              -             97
      Foreign currency
        translation adjustments,
        net of taxes of $2,174               -          -            -            -            (3,826)             -         (3,826)
      Unrealized gain on
        available for sale
        investments, net of
        taxes of $153                        -          -            -            -               250              -            250
                                                                                                                           --------
  Comprehensive income                                                                                                        7,948
                                                                                                                           --------
  Issuance of stock for
    incentive compensation
    program                               3,524          -         113            -                 -               -           113
  Issuance of stock, net of
    expenses       2,756,565                 27     43,483           -            -                 -          43,510
  Payments on notes receivable               -          -            -            -                 -              24            24
                                     ----------   --------     --------    ---------      -----------       ---------      --------
Balance, January 31, 1998            11,631,556        116       82,889       35,614           (4,185)           (175)      114,259
                                                                                                                           --------
  Comprehensive income
    Net income                               -         -             -         1,201               -               -          1,201
    Other comprehensive income:
      Change in unrecognized
        pension liability,
        net of taxes of $34                  -         -             -            -               (53)             -            (53)
      Foreign currency
        translation adjustments,
        net of taxes of $962                 -         -             -            -            (1,294)             -         (1,294)
    Unrealized loss on
        available for sale
        investments, net of
        taxes of $669                        -         -             -            -            (1,072)             -         (1,072)
                                                                                                                           --------
  Comprehensive income                                                                                                       (1,218)
                                                                                                                           --------
  Issuance of stock for
    incentive compensation
    program                               9,636         -          206            -                -                -           206
  Payments on notes receivable               -          -            -            -                -               23            23
                                     ----------   --------     --------    ---------      -----------      ----------      --------
Balance, January 31, 1999            11,641,192   $    116     $ 83,095    $  36,815      $    (6,604)     $     (152)     $113,270
                                     ==========   ========     ========    =========      ===========      ==========      ========

                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Years Ended January 31, 1999, 1998 and 1997
                            (In Thousands of Dollars)

                                                                        1999              1998             1997
                                                                     ---------          --------         --------
Cash flow from operating activities:
    Net income                                                        $   1,201         $ 11,427         $  8,017
    Adjustments to reconcile net income
        to cash from operations:
        Depreciation and amortization                                    22,361           15,681           10,974
        Deferred income taxes                                            (1,741)            (176)           1,710
        Equity in earnings of foreign
           affiliates                                                    (1,128)          (3,022)          (3,895)
        Dividends received from foreign
           affiliates                                                       852              756            1,990
        Minority interest                                                   232               -                -
        (Gain) loss from disposal of property
           and equipment                                                 (1,679)              99              110
        Changes in current assets and liabilities,
           (exclusive of effects of acquisitions):
           (Increase) decrease in customer
               receivables                                               11,364           (6,947)           2,275
           (Increase) decrease in costs and
               estimated earnings in excess of
               billings on uncompleted contracts                         (1,070)             (77)             722
           (Increase) decrease in inventories                               234           (5,438)          (1,623)
           (Increase) decrease in other current
               assets                                                    (6,313)             524             (370)
           Decrease in accounts payable and
               accrued expenses                                         (10,438)            (679)          (4,216)
           Increase in billings in excess of
               costs and estimated earnings on
               uncompleted contracts                                        352            2,523            2,163
        Other, net                                                         (590)            (401)            (741)
                                                                      ---------         --------         --------
        Cash from operating activities                                   13,637           14,270           17,116
                                                                      ---------         --------         --------
Cash flow from investing activities:
    Additions to property and equipment                                 (16,817)         (22,425)         (18,544)
    Proceeds from disposal of property and
        equipment                                                         3,963            1,239            1,070
    Acquisition of businesses, net of cash
        acquired                                                         (8,378)         (53,942)              -
    Purchase of available for sale investments                             (427)          (3,111)              -
    Investment by minority interest in
        joint ventures                                                      600               -                -
    Investment in foreign affiliates                                        -                (20)            (346)
    Other, net                                                              -                 -               282
                                                                      ---------         --------         --------
        Cash used in investing activities                               (21,059)         (78,259)         (17,538)
                                                                      ---------         --------         --------


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
               Consolidated Statements of Cash Flows - (Continued) For the Years Ended January 31, 1999, 1998 and 1997
                            (In Thousands of Dollars)


                                                        1999            1998             1997
                                                     ---------       ---------        ---------
Cash flow from financing activities:
    Proceeds from long-term debt                            -                -         $ 25,000
    Net borrowings under revolving facility          $  6,000         $ 28,500              500
    Repayments of long-term debt                            -           (5,899)         (23,605)
    Payments on notes receivable from
        management stockholders                            23               24              114
    Issuance of common stock, net of expenses               -           43,510                -
    Debt issuance costs                                     -             (725)            (272)
                                                     --------         --------         --------
           Cash from financing activities               6,023           65,410            1,737
                                                     --------         --------         --------
Effects of exchange rate changes on cash                  539             (164)               -
                                                     --------         --------         --------
Net increase (decrease) in cash and cash
    equivalents                                          (860)           1,257            1,315
Cash and cash equivalents at beginning
    of year                                             2,954            1,697              382
                                                     --------         --------         --------
Cash and cash equivalents at end of year             $  2,094         $  2,954         $  1,697
                                                     ========         ========         ========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

(1) Summary of Significant Accounting Policies

         Description of Business -- Layne Christensen Company and subsidiaries (together, the "Company") provide comprehensive services for water well drilling (including related equipment sales), well and pump repair and maintenance, geotechnical construction services and environmental drilling in most regions in the United States, and provides mineral exploration drilling services primarily in the western United States, Australia, Africa, Mexico, Canada and Indonesia. Its customers include municipalities, industrial companies, mining companies, environmental consulting and engineering firms and, to a lesser extent, agribusinesses. In addition, the Company manufactures diamond core bits, drilling rigs and other equipment utilized in the mineral exploration, mine development and pre-construction analysis markets throughout the United States and internationally.

         Fiscal Year - References to years are to the fiscal years then ended.

         Investment in Affiliated Companies - Investments in affiliates (33% to 50% owned) in which the Company exercises significant influence over operating and financial policies are accounted for on the equity method. Financial information for the Company's foreign affiliates is reported in the Company's consolidated financial statements with a one month lag in reporting periods. The effect of this one month lag on the Company's financial results is not significant.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated.

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

         Other foreign subsidiaries and affiliates use local currencies as their functional currency. Assets and liabilities have been translated to U.S. dollars at year-end exchange rates. Income and expense items have been translated at exchange rates which approximate the average of the rates prevailing during each

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

year. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss). As a result of the acquisition of an Australian company during 1998, (see Note 2), the Company has reflected substantial changes in the cumulative translation account during 1999 and 1998, primarily attributed to the devaluation of the Australian dollar.

         Net foreign currency transaction gains and losses for 1999, 1998 and 1997 were not significant.

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

         Inventories - The Company values inventories at the lower of cost (first-in, first-out, including material, labor, and manufacturing overhead costs) or market (in thousands of dollars):

                                                         1999            1998
                                                       -------         --------
            Raw materials                              $ 1,627         $ 1,552
            Work in process                              1,788           1,673
            Finished products, parts and supplies       27,871          24,587
                                                       -------         -------
                       Total                           $31,286         $27,812
                                                       =======         =======

         Property and Equipment and Related Depreciation - Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $21,454,000, $15,123,000 and $10,974,000 for fiscal 1999, 1998 and 1997, respectively. The lives used for the more significant items within each property classification are as follows:

                                                            Years
                                                            -----
                  Buildings                                15 - 35
                  Machinery and equipment                   3 - 10

         Intangible Assets - Intangible assets consist of goodwill related to acquisitions, purchased technical manuals and other assets which are being amortized over their estimated economic lives which range from thirty to thirty-five years. Amortization expense for intangible assets was $1,058,000, $626,000 and $116,000 for 1999, 1998 and 1997, respectively.

         Investments - During 1999 and 1998, the Company, through its wholly owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"), purchased common stock of a publicly traded company on the Australian Stock Exchange. The Company has classified this investment as available-for-sale. The

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

non-current investment has a cost basis of $3,538,000 and is reported at its fair value of approximately $1,708,000 at January 31, 1999. The gross unrealized loss of $1,830,000, net of taxes of $706,000 at January 31, 1999, has been recorded as a component of accumulated other comprehensive income (loss).

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

         Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 1999 and 1998 because of the relatively short maturity of those instruments. Investments in equity securities are carried at quoted market values. See Note 8 for disclosure regarding the fair value of indebtedness of the Company.

         Consolidated Statements of Cash Flows - Highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered cash equivalents.

         The amounts paid for income taxes and interest are as follows (in thousands of dollars):

                                      1999              1998             1997
                                    -------           -------          --------
          Income taxes               $7,645           $ 8,454          $ 2,855
          Interest                    4,406             3,345            1,750

         Supplemental Noncash Transactions -- In 1999 and 1998, the Company issued 9,636 and 3,524 shares of common stock, respectively, and 21,504 and 15,727 stock options, respectively, related to 1998 and 1997 compensation awards. In 1997, the Company issued 31,622 shares of common stock to employees related to 1996 compensation awards. Total value of these awards was approximately $206,000, $113,000 and $339,000, respectively, which was accrued at January 31, 1998, 1997, and 1996, respectively.

         Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. See Note 5.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

         Earnings Per Share - Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive.

         Stock-Based Compensation - Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs (see Note 9). Pro forma net income for 1999, 1998 and 1997, determined as if the SFAS 123 Method had been applied, would have been $936,000, $11,204,000 and $7,842,000, respectively. Basic and diluted earnings per share would have been $0.08 for 1999, $1.11 and $1.06, respectively, for 1998 and $0.88 and $0.86, respectively, for 1997.

         Comprehensive Income - Accumulated balances of Other Comprehensive Income are as follows (in thousands of dollars):

                                               Unrealized                      Accumulated
                               Cumulative      Gain (Loss)     Unrecognized       Other
                               Translation         On            Pension      Comprehensive
                                Adjustment     Investments      Liability     Income (loss)

Balance, February 1, 1997        $   (82)              -         $  (624)        $  (706)
Period change                     (3,826)        $   250              97          (3,479)
                                 -------         -------         -------         -------
Balance, January 31, 1998         (3,908)            250            (527)         (4,185)
Period change                     (1,294)         (1,072)            (53)         (2,419)
                                 -------         -------         -------         -------
Balance, January 31, 1999        $(5,202)        $  (822)        $  (580)        $(6,604)
                                 =======         =======         =======         =======

         Reclassifications - Certain 1998 and 1997 amounts have been reclassified to conform with the 1999 presentation.

(2)  Acquisitions

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

         On December 31, 1998, the Company also acquired certain assets of Colog Inc., a geophysical services company, based in Golden, Colorado, for approximately $800,000 in cash. The acquisition has been accounted for using the purchase method of accounting. Had this acquisition taken place as of February 1, 1998, pro forma operating results would not have been significantly different from those reported.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

         On January 20, 1999, the Company acquired the outstanding stock of Tecniwell S.r.l., a manufacturer of pumps and accessories used in the geotechnical construction industry, based in Podenzano, Italy, for approximately $1,285,000 in cash and a contingent payment of $500,000. The contingent payment will be held by the Company in escrow for a period of five years from the date of the acquisition to provide security to the Company for the accuracy and performance of certain covenants guaranteed by the acquired company. The payment will be made at the end of the contingency period in common stock of the Company. The contingent stock was valued at $9.85 per share, the average trading price for the ten trading days immediately preceding the acquisition. The acquisition has been accounted for using the purchase method of accounting. Had this acquisition taken place as of February 1, 1998, pro forma operating results would not have been significantly different from those reported.

         The above fiscal 1999 acquisitions had the following effect on the Company's 1999 consolidated financial position (in thousands of dollars):

         Property and equipment                                    $8,435
         Working capital                                           (1,046)
         Intangible and other assets                                1,608
         Non-current and deferred liabilities                        (619)
                                                                   ------
                Total purchase price, net of cash acquired         $8,378
                                                                   ======

         On May 20, 1997, the Company, through its wholly owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"), made a tender offer to the security holders of Stanley Mining Services Limited ("Stanley"), a company listed on the Australian Stock Exchange (the "Stanley Acquisition"). Stanley is an Australian mineral exploration drilling company that provides services predominantly to gold mining companies in Australia and Africa. As of October 1, 1996, Stanley purchased 51% of Glindemann & Kitching Pty Ltd. ("G&K"), a drilling contractor based and operating in Western Australia that specializes in diamond core exploration drilling for gold projects. The remaining 49% of G&K was acquired by Stanley as of July 1, 1997 for a purchase price of $7,814,000. The purchase price was paid on September 5, 1997.

         The Stanley Acquisition was substantially consummated on July 25, 1997 for a purchase price of approximately $50,070,000 consisting of a cash purchase price for the tender offer of $48,337,000 and $1,733,000 of transaction costs. The Company also assumed approximately $12,523,000 of Stanley's existing indebtedness. The Company accounted for the acquisition using the purchase method of accounting. Stanley has been reflected in the Company's results of operations beginning August 1, 1997. The purchase price has been allocated based on fair values of assets and liabilities as of July 31, 1997. On August 19, 1997, the Company completed the sale of 2,756,565 shares of Common Stock in a public offering. Net proceeds to the Company from the offering of approximately $43,510,000 were used to reduce the debt incurred under the Credit Agreement in connection with the Stanley Acquisition.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

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

         (in thousands, except per share data)                                1998                  1997
         -------------------------------------                             ---------              ------
         Revenues                                                           $323,565              $278,070
         Net income                                                           12,638                10,203
         Basic earnings per share                                               1.09                   .88
         Diluted earnings per share                                             1.05                   .86

         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of February 1, 1997, nor are they necessarily indicative of future operating results.

         In July 1997, the Company also acquired the outstanding stock of Stamm-Scheele, Inc., ("Stamm-Scheele") a water well drilling and maintenance company in Louisiana, for approximately $2,574,000 in cash. The acquisition has been accounted for using the purchase method of accounting. Had this acquisition taken place as of February 1, 1997, pro forma operating results would not have been significantly different from those reported.

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

         The above fiscal 1998 acquisitions had the following effect on the Company's fiscal 1998 consolidated financial position (in thousands of dollars):

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
                                                                                                  =======

(3) Investments in Foreign Affiliates

         The Company's investments in foreign affiliates are carried at the Company's equity in the underlying net assets plus an additional $4,753,000 as a result of purchase accounting. This additional amount is being amortized over the remaining useful lives of the applicable underlying assets ranging from 20 to 35 years. Accumulated amortization at January 31, 1999 and 1998, was $389,000 and $259,000, respectively. These affiliates, which generally are engaged in

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows:

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

          Financial information from foreign affiliates is reported with a one month lag in the reporting period. Summarized financial information of the Company's foreign affiliates, as of January 31, 1999, 1998 and 1997 and for the years then ended were as follows (in thousands of dollars):

                                                         1999               1998             1997
                                                       -------            -------          ------
                  Total assets                         $65,303            $69,953          $68,576
                  Total liabilities                     23,634             33,015           35,993
                  Revenues                              75,088             87,996           94,182
                  Gross profit                          13,406             18,526           24,605
                  Operating income                       4,446              9,293           14,651
                  Net income                             2,613              6,884           10,043

          The Company has transactions and balances with foreign affiliates which resulted in the following amounts being included in the consolidated financial statements as of January 31, 1999, 1998 and 1997 and for the years then ended (in thousands of dollars):

                                                         1999               1998             1997
                                                       -------            -------          ------
                  Accounts receivable                   $  173             $2,736           $1,480
                  Notes receivable                       2,568                 -                -
                  Revenues                               3,045              7,574            5,924

          Undistributed equity in earnings of foreign affiliates totaled $4,447,000, $4,171,000 and $1,905,000 as of January 31, 1999, 1998 and 1997,
respectively.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

(4) Costs and Estimated Earnings on Uncompleted Contracts (in thousands of dollars):

                                                                                   1999                1998
                                                                                 --------            ------
          Costs incurred on uncompleted contracts                                $ 65,031            $ 76,901
          Estimated earnings                                                       21,792              22,699
                                                                                 --------            --------
                                                                                   86,823              99,600
          Less:  Billings to date                                                  87,368             101,235
                                                                                 --------            --------
                                                                                 $   (545)           $ (1,635)
                                                                                 ========            ========
          Included in accompanying balance
            sheets under the following captions:
            Costs and estimated earnings in excess
              of billings on uncompleted contracts                               $  7,854            $  6,777
            Billings in excess of costs and estimated
              earnings on uncompleted contracts                                    (8,399)             (8,412)
                                                                                 --------            --------
                                                                                 $   (545)           $ (1,635)
                                                                                 ========            ========

          The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year.

(5) Income Taxes

          Income before income taxes is as follows (in thousands of dollars):

                                              1999                1998              1997
                                            --------            --------          --------
          Domestic                          $ 6,758             $11,916           $ 8,206
          Foreign                            (2,992)              6,515             4,724
                                            -------             -------           -------
                                            $ 3,766             $18,431           $12,930
                                            =======             =======           =======

          Components of the income tax expense are (in thousands of dollars):

                                                               1999              1998               1997
                                                             -------           -------            ------
          Currently due:
             U.S. federal                                    $   366            $ 5,012           $ 2,094
             State and local                                     537              1,272               312
             Foreign                                           2,726              1,660               893
                                                             -------            -------           -------
                                                               3,629              7,944             3,299
                                                             -------            -------           -------
          Deferred:
             U.S. federal                                       (355)            (1,185)              846
             State and local                                     (11)              (157)              311
             Foreign                                            (777)               402               457
                                                             -------            -------           -------
                                                              (1,143)              (940)            1,614
                                                             -------            -------           -------
                                                             $ 2,486            $ 7,004           $ 4,913
                                                             =======            =======           =======

          Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects are (in thousands of dollars):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

                                                  1999                                               1998
                                 ----------------------------------------          -----------------------------------------
                                 Assets        Liabilities          Total          Assets         Liabilities          Total
                                 ------        -----------          -----          ------         -----------          -----

Contract income                 $  2,627                -         $  2,627         $  2,241                -         $  2,241
Accrued insurance
 expense                           2,247                -            2,247            2,848                -            2,848
Employee compensation                891                -              891              954                -              954
Bad debts                          1,011         $   (111)             900              968                -              968
Inventory                          1,317           (2,848)          (1,531)           1,279         $ (1,919)            (640)
Reserves                           4,568             (395)           4,173            3,387             (563)           2,824
Loss carryforwards                   264                -              264              415                -              415
                                --------         --------         --------         --------         --------         --------
       Current                    12,925           (3,354)           9,571           12,092           (2,482)           9,610
                                --------         --------         --------         --------         --------         --------
Accelerated depreciation              20           (8,430)          (8,410)              33          (10,129)         (10,096)
Cumulative translation
   adjustment                      3,136                -            3,136            2,174                -            2,174
Accrued insurance
   expense                         2,107                -            2,107            2,365                -            2,365
Loss carryforwards                 2,099                -            2,099            1,883                -            1,883
Unrealized (gain)/loss               751             (235)             516                -             (153)            (153)
Employee compensation                621             (196)             425              552             (267)             285
Other                                198           (2,354)          (2,156)             178           (1,864)          (1,686)
                                --------         --------         --------         --------         --------         --------
       Noncurrent                  8,932          (11,215)          (2,283)           7,185          (12,413)          (5,228)
                                --------         --------         --------         --------         --------         --------
                                $ 21,857         $(14,569)        $  7,288         $ 19,277         $(14,895)        $  4,382
                                ========         ========         ========         ========         ========         ========

           For federal income tax purposes, the Company has a net operating loss carryforward of $837,000 relating to a company acquired in fiscal 1996 which is subject to certain restrictions, and expires in fiscal 2010.

The Company has several Australian subsidiaries which have tax loss carryforwards totaling $5,000,000 at January 31, 1999. There are no restrictions on the utilization of the loss and the carryforward period is indefinite. The Company's subsidiary in Mexico has a $200,000 loss carryforward. These losses can be carried forward for five years.

           At January 31, 1999, undistributed earnings of foreign subsidiaries and foreign affiliates included $14,900,000 for which no U.S. Federal income and foreign withholding taxes have been provided as foreign tax credits should become available under current tax law to significantly reduce or eliminate the resulting U.S. income tax liability.

           A reconciliation of the total income tax expense to the statutory federal rate is as follows (in thousands of dollars):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

                                          1999                            1998                           1997
                                 ------------------------       ------------------------       -------------------------
                                                 Effective                       Effective                      Effective
                                  Amount            Rate         Amount            Rate        Amount              Rate
                                 -------         ---------      -------          ---------     --------         ---------
Income tax at statutory
  rate                           $ 1,280             34.0%      $ 6,451             35.0%      $ 4,397             34.0%
State income tax, net of
  federal income tax
  benefit                            342              9.1           654              3.5           570              4.4
Difference in tax expense
  resulting from:
  Non-deductible expenses            394             10.4           404              2.2           445              3.4
  Unremitted income of
     foreign affiliates             (189)            (5.0)       (1,057)            (5.7)         (774)            (6.0)
  Taxes on foreign
     operations                      793             21.1           797              4.3           582              4.5
Other, net                          (134)            (3.6)         (245)            (1.3)         (307)            (2.3)
                                 -------          -------       -------          -------       -------          -------
                                 $ 2,486             66.0%      $ 7,004             38.0%      $ 4,913             38.0%
                                 =======          =======       =======          =======       =======          =======

(6) Leases

        Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year from January 31, 1999 are as follows (in thousands of dollars):

                                    2000                    $3,793
                                    2001                     2,749
                                    2002                     1,874
                                    2003                     1,046
                                    2004                       574

         Operating leases are primarily for automobiles, small trucks and office and shop facilities. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $5,742,000, $4,605,000 and $5,010,000, in 1999, 1998 and 1997, respectively.

(7) Employee Benefit Plans

         The Company sponsors a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits are computed based mainly on years of service. The Company makes annual contributions to the plan substantially equal to the amounts required to maintain the qualified status of the plans. Contributions are intended to provide for benefits related to past and current service with the Company. Assets of the plan consist primarily of stocks, bonds and government securities.

         The following table sets forth the plan's funded status as of December 31, 1998 and 1997 (the measurement dates) and the amounts recognized in the Company's balance sheets at January 31, 1999 and 1998 (in thousands of dollars):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

                                                                                    1999               1998
                                                                                  -------            -------
Benefit obligation at beginning of year                                           $ 4,973            $ 4,949
Service cost                                                                          152                137
Interest cost                                                                         362                343
Actuarial gain                                                                        440                246
Benefits paid                                                                        (303)              (702)
                                                                                  -------            -------
Benefit obligation at end of year                                                   5,624              4,973
                                                                                  -------            -------

Fair value of plan assets at beginning of year                                      4,554              4,398
Actual return on plan assets                                                          613                576
Employer contribution                                                                 146                282
Benefits paid                                                                        (303)              (702)
                                                                                  -------            -------
Fair value of plan assets at end of year                                            5,010              4,554
                                                                                  -------            -------

Funded status                                                                        (614)              (419)
Unrecognized actuarial loss                                                           945                868
Unrecognized prior services cost                                                       71                 82
                                                                                  -------            -------
Net amount recognized                                                             $   402            $   531
                                                                                  =======            =======

Amounts recognized in the Company's balance sheets at January 31, 1999 and 1998 (in thousands of dollars) consist of:

                                                                                    1999                1998
                                                                                   -------            ------
Prepaid benefit cost                                                               $  402             $  531
Accrued benefit liability                                                          (1,016)              (950)
Intangible asset                                                                       71                 82
Accumulated other comprehensive income                                                945                868
                                                                                   ------             ------
  Net amount recognized                                                            $  402             $  531
                                                                                   ======             ======

Net periodic pension cost for 1999, 1998 and 1997 includes the following components (in thousands of dollars):

                                                                      1999              1998             1997
                                                                     ------            ------           ------
Service cost                                                         $  152            $  137           $  171
Interest cost                                                           362               343              357
Expected return on assets                                              (317)             (301)            (372)
Net amortization                                                         77                67               88
                                                                     ------            ------           ------
                                                                     $  274            $  246           $  244
                                                                     ======            ======           ======

         The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset. The unrecognized pension cost has been recorded as a charge to stockholders' equity after giving effect to the related future tax benefit.

         The projected benefit obligation for 1999, 1998 and 1997 was computed using a discount rate of 6.75%, 7.25% and 7.50%, respectively, and an estimated long-term rate of return on assets of 8.75%. Benefit level assumptions for 1999, 1998 and 1997 are based on fixed amounts per year of credited service.

         The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

to the amounts accrued for pension expense. Total union pension expense for these plans was $683,000, $646,000 and $638,000 in 1999, 1998 and 1997,
respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

         The Company's salaried and certain hourly employees participate in Company-sponsored, defined contribution plans. Company contributions are determined annually at the discretion of the Board of Directors of the Company. Total expense for the Company's portion of these plans was $808,000, $1,349,000 and $1,264,000 in 1999, 1998 and 1997, respectively. The Company reserves the right to amend or terminate the plans, but the Company cannot recover contributions already paid.

(8) Indebtedness

         During July 1997, contemporaneously with the consummation of the Stanley Acquisition (see Note 2), the Company amended its existing credit agreement to provide a $100,000,000 reducing revolving credit facility ("Credit Agreement"), less any outstanding letter of credit commitments ($20,000,000 sublimit). As of January 31, 1999, the commitment under the Credit Agreement had been reduced to $93,000,000. The Credit Agreement was used to finance the Stanley Acquisition and refinance the Company's existing indebtedness under a $30,000,000 credit facility, and is available for working capital and capital expenditures and for other general corporate purposes. During May, 1998, the Company entered into an interest rate swap agreement (the "Swap Agreement") with Bank of America National Trust and Savings Association. The Swap Agreement, which effectively fixes the interest rate at 5.965%, plus the margin (currently
 .5%) as defined in the Company's credit agreement, on $25,000,000 of the Company's outstanding indebtedness under its credit agreement, calls for quarterly interest payments which commenced on August 15, 1998. The Swap Agreement will terminate in May, 2002. As of January 31, 1999, letters of credit in an aggregate amount of $4,591,000 had been issued on behalf of the Company. The Credit Agreement will terminate in July 2002 and any borrowings thereunder will mature at that time. Layne Australia is eligible to draw down up to $30,000,000 under the Credit Agreement. The Credit Agreement provides for guarantees by certain of the Company's domestic subsidiaries and contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, sale of assets or other dispositions, transactions with affiliates, mandatory prepayments based on the proceeds from the sale of assets and debt and equity securities and certain financial maintenance covenants, including among others, minimum interest coverage and maximum leverage ratios. The Credit Agreement provides for interest at variable rates equal to (I) for loans in Australian dollars, an Australian Bill rate plus .50% to .875% (depending upon debt to capitalization ratios) or (ii) for loans in United States dollars, at the Company's option, a Eurodollar rate plus .50% to .875% (depending upon debt to capitalization ratios) or an alternate reference rate as defined in the Credit Agreement. As of January 31, 1999, outstanding borrowings under the Credit Agreement were $38,500,000, at an average interest rate of 6.135%. The variable interest rates on the outstanding balance approximate the current market rates.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

         Maximum borrowings outstanding under the Company's then existing credit agreements during 1999, 1998 and 1997 were $49,000,000, $58,000,000 and
$7,500,000, respectively, and the average outstanding borrowings were $42,458,000, $21,250,000 and $4,875,000, respectively. The weighted average interest rates were 7.0%, 7.3% and 7.5%, respectively.

         During March, 1996, the Company completed the private placement of an unsecured note agreement (subsequently amended) for $25,000,000 ("Senior Notes"). The Senior Notes bear a fixed interest rate of 6.75% and will be due March 15, 2006 with annual installments of $3,571,000 beginning March 15, 2000. As of January 31, 1999 and 1998, such interest rate approximates market for similar securities. Financial guarantees and covenants are similar to those in the Credit Agreement.

         Loan costs incurred in securing long-term financing are amortized over the term of the respective loan agreement. Amortization of these costs for 1999, 1998 and 1997 was $252,000, $180,000 and $171,000, respectively. Amortization of loan costs is included in interest expense in the statements of income.

Long-term debt is as follows (in thousands of dollars):

                                                           1999             1998
                                                         -------          ------
             Senior Notes                                $25,000          $25,000
             Revolving credit facility                    38,500           32,500
                                                         -------          -------
             Total long-term debt - net                   63,500           57,500
             Less current maturities                           -                -
                                                         -------          -------
                                                         $63,500          $57,500
                                                         =======          =======

         As of January 31, 1999, long-term debt will mature as follows (in thousands of dollars):

                           2000                                        $    -
                           2001                                          3,571
                           2002                                          3,571
                           2003                                         42,071
                           2004                                          3,571
                           Thereafter                                   10,716

(9) Stock and Stock Option Plans

         In October 1998, the Company adopted a Rights Agreement whereby the Company has authorized and declared a dividend of one preferred share purchase right ("Right") for each outstanding common share of the Company. Subject to limited exceptions, the Rights are exercisable if a person or group acquires or announces a tender offer for 25% or more of the Company's common stock. Each right will entitle shareholders to buy one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $45.00. The Company is entitled to redeem the Right at $.01 per Right at any time before a person has acquired 25% or more of the Company's outstanding common stock. The Rights expire 10 years from the date of grant.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

         The Company has reserved 500,000 shares of common stock for issuance under Employee Incentive Compensation Plans. Issuance of shares under the Plans is based on performance as determined annually by a committee appointed by the Company's Board of Directors. During 1999, 1998 and 1997, 9,636, 3,524 and 31,622 shares, respectively, were issued at $13.72, $15.20 and $10.75 per share, respectively.

         The Company also has two stock option plans which provide for the granting of options to purchase up to an aggregate of 2,000,000 shares of Common Stock at a price fixed by the Board of Directors or a committee.

         Significant option groups outstanding at January 31, 1999 and related weighted average price and life information follows:

                                                                                  Average               Remaining
                                 Options                    Options               Exercise                Life
Grant Date                     Outstanding                Exercisable              Price                 (Years)
----------                     -----------                -----------             --------              --------
    8/92                        72,164                    72,164                   $  .882                  3
    8/92                        97,434                    97,434                     7.000                  3
   12/93                       258,317                   258,317                     6.420                  5
    5/94                        39,000                    31,200                     6.375                  5
    2/96                       158,500                    95,100                    10.500                  7
   11/96                        16,500                     6,600                    13.375                  8
    4/97                        15,727                     3,145                    11.400                  8
    2/98                       312,500                    62,500                    14.000                  9
    4/98                        21,504                       -                      10.290                  9

         All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted average fair value at the date of grant for options granted during fiscal year 1999, 1998 and 1997 were $5.43, $8.02 and $6.98 per option, respectively. The options generally have a ten year term from the date of grant and vest ratably over five years. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

                                                                   1999                  1998             1997
                                                                   ----                  ----             ----
                  Expected life years                               10                    10               10
                  Interest rate                                    6.5%                  6.5%             6.5%
                  Volatility                                        47%                   50%              20%
                  Dividend yield                                     0%                    0%               0%

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

                                                      Shares Under Option         Shares Exercisable
                                                  -------------------------     -----------------------
                                                                   Weighted                   Weighted
                                                    Number         Average      Number of     Average
                                                  of Shares         Price        Shares        Price
                                                  ---------         -----        ------        -----
Stock Option Activity Summary:
Outstanding, February 1, 1996                       466,915        $ 5.681       241,893      $4.907
         Granted                                    191,500         10.748            -
         Canceled                                   (16,500)        10.500            -
         Vested                                        -                -        110,651
                                                   --------                     --------
Outstanding, January 31, 1997                       641,915          7.069       352,544       5.779
         Granted                                     15,727         11.400            -
         Canceled                                       -               -             -
         Vested                                         -               -        153,951
                                                   --------                     --------
Outstanding, January 31, 1998                       657,642          7.172       506,495       6.283
         Granted                                    334,004         13.761            -
         Canceled                                       -               -             -
         Vested                                         -               -         57,465
                                                   --------                     --------
Outstanding, January 31, 1999                       991,646          9.391       563,960       6.606
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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

material adverse effect upon its business or consolidated financial position, results of operations or cash flows.

(11)     Operating Segments and Foreign Operations

         The Company is a multi-national company operating predominantly in two operating segments. The first operating segment includes the Company's drilling operations with wholly owned operations in the United States, Australia, East Africa, Mexico, Canada, Indonesia and Thailand, as well as a 50% owned joint venture in West Africa, which are consolidated into the Company's January 31, 1999 financial statements. The drilling operation segment derives its revenues from water well drilling and maintenance, mineral exploration drilling, geotechnical drilling and environmental drilling and services. The second operating segment includes the manufacturing and supply of drilling equipment, parts and supplies. The manufacturing and supply operations are primarily in the United States. Refer to Note 3 for information on other foreign investments.

         Revenues, operating income, total assets, capital expenditures and depreciation and amortization pertaining to the Company's operating segments are presented below (in thousands of dollars). Total revenues of foreign subsidiaries are those revenues related to the operations of those subsidiaries. Intersegment sales are accounted for based on the estimated fair market value of the products sold. In computing operating income for foreign subsidiaries, no allocations of general corporate expenses have been made. Total assets of foreign subsidiaries are those assets related to the operations of those subsidiaries, including goodwill associated with the Stanley Acquisition. Corporate assets are all assets of the Company not directly associated with an operating segment, and consist primarily of cash, deferred income taxes and investments in foreign affiliates (see Note 3).

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997

Revenues                                               1999               1998            1997
                                                       ----               ----            ----
     Drilling
         United States                               $ 193,702         $ 181,846         $ 171,704
                                                     ---------         ---------         ---------
         Foreign:
           Canada                                       11,387            38,242            13,423
           Australia                                    11,889            10,554                 -
           Africa                                       35,311            17,948                 -
           Other Foreign                                10,836            15,764            11,417
                                                     ---------         ---------         ---------
              Total Foreign                             69,423            82,508            24,840
                                                     ---------         ---------         ---------
                  Total Drilling                       263,125           264,354           196,544
                                                     ---------         ---------         ---------
     Manufacturing and Supply                           33,526            47,336            41,572
     Intersegment revenues                             (12,403)          (17,090)          (15,263)
                                                     ---------         ---------         ---------
               Total Manufacturing and Supply           21,123            30,246            26,309
                                                     ---------         ---------         ---------
                                                     $ 284,248         $ 294,600         $ 222,853
                                                     =========         =========         =========

Operating Income
     Drilling
         United States                               $  12,036         $  16,841         $  13,844
                                                     ---------         ---------         ---------
         Foreign:
           Canada                                        1,292             7,006             1,049
           Australia                                      (154)            1,293                 -
           Africa                                         (140)             (299)                -
           Other Foreign                                   340             2,720             1,110
                                                     ---------         ---------         ---------
              Total Foreign                              1,338            10,720             2,159
                                                     ---------         ---------         ---------
                Total Drilling                          13,374            27,561            16,003
     Manufacturing and supply                             (647)            1,278             1,390
     Corporate                                          (5,731)           (9,545)           (6,072)
                                                     ---------         ---------         ---------
                                                     $   6,996         $  19,294         $  11,321
                                                     =========         =========         =========
Total Assets
     Drilling
         United States                               $  92,846         $  79,258         $  74,113
                                                     ---------         ---------         ---------
         Foreign:
           Canada                                        5,667            10,416             6,021
           Australia                                    53,828            64,024                 -
           Africa                                       32,577            21,241                 -
           Other Foreign                                14,915            13,932            10,463
                                                     ---------         ---------         ---------
              Total Foreign                            106,987           109,613            16,484
                                                     ---------         ---------         ---------
                Total Drilling                         199,833           188,871            90,597
     Manufacturing and Supply                           23,114            28,584            24,917
     Corporate                                          28,556            25,397            26,907
                                                     ---------         ---------         ---------
                                                     $ 251,503         $ 242,852         $ 142,421
                                                     =========         =========         =========
Capital Expenditures
     Drilling                                        $  16,472         $  21,363         $  18,071
     Manufacturing and Supply                              345               882               473
                                                     ---------         ---------         ---------
                                                     $  16,817         $  22,425         $  18,544
                                                     =========         =========         =========
Depreciation and Amortization
     Drilling                                        $  21,566         $  15,030         $  10,489
     Manufacturing and Supply                              795               651               485
                                                     ---------         ---------         ---------
                                                     $  22,361         $  15,681         $  10,974
                                                     =========         =========         =========

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 1999, 1998 and 1997


         Of the Manufacturing and Supply sales to unaffiliated customers, approximately $3,909,000, $9,581,000 and 10,023,000 in 1999, 1998 and 1997,
respectively, were export sales, principally to Latin and South America.

(12)     Quarterly Results (Unaudited)

         Unaudited quarterly financial data is as follows (see Note 2 regarding the Stanley acquisition) (thousands of dollars, except per share data):

                                                     First            Second             Third          Fourth
                                                     -----            ------             -----          ------
1999:
     Revenues                                       $68,341          $78,686            $74,451        $62,770
     Gross profit                                    18,583           23,486             20,920         16,306
     Net income (loss)                                1,026            2,985              1,137         (3,947)
     Basic earnings (loss)
         per share                                     0.09             0.26               0.10          (0.34)
     Diluted earnings (loss)
         per share                                     0.09             0.25               0.10          (0.34)

                                                     First            Second             Third          Fourth
                                                     -----            ------             -----          ------
1998:
     Revenues                                       $57,750          $67,683            $90,335         $78,832
     Gross profit                                    15,605           19,005             25,387          20,886
     Net income                                       1,683            3,183              4,879           1,682
     Basic earnings per share                          0.19             0.36               0.44            0.14
     Diluted earnings per share                        0.18             0.34               0.42            0.14



                         ==============================

                                                                     SCHEDULE II

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                                                        Additions
                                                   ------------------------
                                      Balance at   Charged to    Charged to
                                      Beginning    Costs and       Other                               Balance at
Description                            of Period    Expenses      Accounts    Deductions   Other     End of Period
                                      ----------   ----------     --------    ----------   -----    --------------
Allowance for customer
   receivables
   Fiscal year ended January 31,
     1997                                  $  887       902         695        (1,512)       30  (a)      $1,002
                                           ======                                                         ======
   Fiscal year ended January 31,
     1998                                  $1,002     1,168         671          (795)      537  (b)      $2,583
                                           ======                                                         ======
   Fiscal year ended January 31,
     1999                                  $2,583       975         480        (2,450)    1,476  (b)      $3,064
                                           ======                                                         ======

Reserves for Inventories:
   Fiscal year ended January 31,
     1997                                  $3,091       939                    (2,033)                    $1,997
                                           ======                                                         ======
   Fiscal year ended January 31,
     1998                                  $1,997       145                    (1,854)    3,478  (b)      $3,766
                                           ======                                                         ======
   Fiscal year ended January 31,
     1999                                  $3,766     1,000                    (1,003)      395  (b)      $4,158
                                           ======                                                         ======

(a) Represents reserves recorded in connection with dissolution of an investment in a domestic affiliate. See Note 12 to the Consolidated Financial Statements.

(b)  Represents reserves recorded in connection with various acquisitions. See
     Note 2 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 1999, (I) contains, under the caption "Election of Directors," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees"), and (ii) contains, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Item 11.  Executive Compensation

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 27, 1999, contains, under the caption "Executive Compensation and Other Information," the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Report of Board of Directors and Compensation Committee on Executive Compensation" and "Company Performance").

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 1999, contains, under the caption "Ownership of Layne Christensen Common Stock," the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 27, 1999, contains, under the caption "Executive Compensation and Other Information-Certain Change-In-Control Agreements," the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

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

          3.    Exhibits:

         The exhibits filed with or incorporated by reference in this report are listed below:

          Exhibit No.                     Description

           4(1)      -   Restated Certificate of Incorporation of the
                         Registrant (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996
                         (File No. 0-20578), as Exhibit 3(1) and incorporated herein by this reference)

           4(2)      -   Bylaws of the Registrant (filed with Amendment No. 2 to
                         the Registrant's Registration Statement (File No.
                         33-48432) as Exhibit 3(2) and incorporated herein by reference)

           4(3)      -   Specimen Common Stock Certificate (filed with Amendment
                         No. 3 to the Registrant's Registration Statement (File
                         No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

           4(4)      -   Amended and Restated Credit Agreement, dated as of
                         July 25, 1997, among the Company, Layne Christensen
                         Australia Pty Limited, National Trust and Savings
                         Association, various financial institutions, Bank of America, as Letter of Credit Issuer, and Bank of
                         America National Trust and Savings Association, as
                         Agent ("Credit Agreement") (filed with Amendment No. 3 to the Company's Form S-2 Registration Statement (File
                         No. 333-29581) as Exhibit 10(12) and incorporated herein by this reference)

         4(4.1)      -   First Amendment to the Credit Agreement dated
                         December 5, 1997

         4(4.2)      -   Second Amendment to the Credit Agreement dated
                         February 23, 1998

         4(4.3)      -   Third Amendment to the Credit Agreement dated
                         October 16, 1998

           4(5)      -   Note Agreement dated as of March 15, 1996, between the
                         Company and Massachusetts Mutual Life Insurance Company
                         ("Purchaser") for the issuance and sale to Purchaser of $25,000,000 aggregate principal amount of 6.75% Senior
                         Notes due March 15, 2006 (filed with the Company's
                         Annual Report on Form 10-K for the fiscal year ended
                         January 31, 1996 (File No. 0-20578), as Exhibit 10(14)
                         and incorporated herein by this reference)

           4(6)      -    Amendment to Note Agreement, dated as of July 25,
                         1997, between the Company and Massachusetts Mutual Life Insurance Company (filed with Amendment No. 3 to the Company's Form S-2 Registration Statement (File No. 333-29581) as Exhibit 10(14) and incorporated herein by this reference)

           4(7)      -   Rights Agreement, dated October 12, 1998, between Layne
                         Christensen Company and National City Bank, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Layne
                         Christensen Company as Exhibit A, the Form of Right
                         Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C. (Filed with the
                         Company's Form 8-K dated October 12, 1998 (File No.
                         0-20578) as Exhibit 4(1) and incorporated herein by reference.

          10(1)      -   Tax Liability Indemnification Agreement between the
                         Registrant and The Marley Company (filed with Amendment
                         No. 3 to the Registrant's Registration Statement (File
                         No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

          10(2)      -   Lease Agreement between the Registrant and Parkway
                         Partners, L.L.C. dated December 21, 1994 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

        10(2.1)      -   First Modification & Ratification of Lease, dated as of
                         February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant's Annual
                         Report on Form 10-K for the fiscal year ended January
                         31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and
                         incorporated herein by this reference)

        10(2.2)      -   Second Modification and Ratification of Lease Agreement
                         between Parkway Partners, L.L.C. and Layne Christensen
                         Company dated April 28, 1997

        10(2.3)      -   Third Modification and Extension Agreement between
                         Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company's 10-Q for the quarter ended October 31, 1998 (File No.
                         0-20578) as Exhibit 10(1) and incorporated herein by reference)

        **10(3)      -   Form of The Layne Capital Accumulation Plan and Trust
                         Agreement (filed with the Registrant's Registration
                         Statement (File No.

                         33-48432) as Exhibit 10(5) and incorporated herein by reference)

        **10(4)      -   Layne, Inc. 1992 Stock Option Plan (filed with
                         Amendment No. 3 to the Registrant's Registration
                         Statement (File No. 33-48432) as Exhibit 10(6) and incorporated herein by reference)

        **10(5)      -   Form of Stock Option Agreement between the Company and
                         management of the Company (filed with Amendment No. 3 to the Registrant's Registration Statement (File No.
                         33-48432) as Exhibit 10(7) and incorporated herein by reference)

        **10(6)      -   Form of Non Qualified Stock Option Agreement (Spin-Off
                         Options) between the Company and Robert J. Dineen
                         (filed with Amendment No. 3 to the Registrant's
                         Registration Statement (File No. 33-48432)as Exhibit
                         10(9) and incorporated herein by reference)

          10(7)      -   Insurance Liability Indemnity Agreement between the
                         Company and The Marley Company (filed with Amendment
                         No. 3 to the Registrant's Registration Statement (File
                         No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

        **10(8)      -   Form of the Layne, Inc. Executive Incentive
                         Compensation Plan (filed with the Registrant's Form
                         10-Q for the quarterly period ended July 31, 1994 (File
                         No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

          10(9)      -   Agreement between The Marley Company and the Company
                         relating to tradename (filed with the Registrant's
                         Registration Statement (File No.33-48432) as Exhibit
                         10(10) and incorporated herein by reference)

       **10(10)      -   Form of Subscription Agreement for management of the
                         Company (filed with Amendment No. 3 to the Registrant's
                         Registration Statement (File No. 33-48432) as Exhibit
                         10(16) and incorporated herein by reference)

       **10(11)      -   Form of Subscription Agreement between the Company and
                         Robert J. Dineen (filed with Amendment No. 3 to the
                         Registrant's Registration Statement (File No. 33-48432) as Exhibit 10(17)and incorporated herein by reference)

         10(12)      -   Amended and Restated Credit Agreement, dated as of
                         July 25, 1997, among the Company, Layne Christensen
                         Australia Pty Limited, National Trust and Savings
                         Association, various financial institutions, Bank of America, as Letter of Credit Issuer, and Bank of
                         America National Trust and Savings Association, as
                         Agent ("Credit Agreement") (filed with Amendment No. 3 to the Company's Form S-2 Registration Statement (File
                         No. 333-29581) as Exhibit 10(12) and incorporated herein by this reference)

       10(12.1)      -   First Amendment to the Credit Agreement dated
                         December 5, 1997

       10(12.2)      -   Second Amendment to the Credit Agreement dated
                         February 23, 1998

       10(12.3)      -   Third Amendment to the Credit Agreement dated
                         October 16, 1998

       **10(13)      -   Letter Agreement between Andrew B. Schmitt and the
                         Company dated October 12, 1993 (filed with the
                         Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as
                         Exhibit 10(13) and incorporated herein by reference)

         10(14)      -   Note Agreement dated as of March 15, 1996, between the
                         Company and Massachusetts Mutual Life Insurance Company
                         ("Purchaser") for the issuance and sale to Purchaser of $25,000,000 aggregate principal amount of 6.75% Senior
                         Notes due March 15, 2006 (filed with the Company's
                         Annual Report on Form 10-K for the fiscal year ended
                         January 31, 1996 (File No. 0-20578), as Exhibit 10(14)
                         and incorporated herein by this reference)

         10(15)      -   Amendment to Note Agreement, dated as of July 25, 1997,
                         between the Company and Massachusetts Mutual Life
                         Insurance Company (filed with Amendment No. 3 to the
                         Company's Form S-2 Registration Statement (File No.
                         333-29581) as Exhibit 10(14) and incorporated herein by this reference)

       **10(16)      -   Form of Incentive Stock Option Agreement between the
                         Company and management of the Company (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as
                         Exhibit 10(15) and incorporated herein by this reference)

         10(17)      -   Registration Rights Agreement, dated as of November 30,
                         1995, between the Company and Marley Holdings, L.P.
                         (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No.
                         0-20578), as Exhibit 10(17) and incorporated herein by this reference)

         10(18)      -   Stockholders Agreement, dated as of December 28, 1995,
                         among the Company, Marley Holdings, L.P., Greylock
                         Investments Limited Partnership and certain other stockholders of the Registrant identified therein
                         (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No.
                         0-20578), as Exhibit 10(18) and incorporated herein by this reference)

       **10(19)      -   Form of Stock Option Agreement between the Company
                         and Management of the Company effective February 1, 1998 (filed with the Company's Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as
                         Exhibit 10(1) and incorporated herein by reference)

         10(20)      -   Letter agreement between the Company and Bank of
                         America National Trust and Savings Association dated
                         May 8, 1998, confirming the terms and conditions of an interest rate swap agreement (filed with the Company's
                         Form 10-Q for the quarter
                         ended July 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

          11(1)      -   Statement regarding Computation of per share earnings

          22(1)      -   List of Subsidiaries

          23(1)      -   Consent of Deloitte & Touche LLP

          27(1)      -   Financial Data Schedule

---------------------------

** Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

   (b)    Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended January 31, 1999.

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

                                                 LAYNE CHRISTENSEN COMPANY

                                                 By  /s/Andrew B. Schmitt
                                                   ----------------------------
                                                   Andrew B. Schmitt
                                                     President and
Dated:  April 23, 1999                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature and Title                                           Date

/s/Andrew B. Schmitt                                                   April 23, 1999
------------------------------------------------------
Andrew B. Schmitt
     President, Chief Executive Officer
     and Director
     (Principal Executive Officer)

/s/Jerry W. Fanska                                                     April 23, 1999
------------------------------------------------------
Jerry W. Fanska
     Vice President--Finance and Treasurer
     (Principal Financial and Accounting Officer)

/s/Robert J. Dineen                                                    April 23, 1999
------------------------------------------------------
Robert J. Dineen
     Director

/s/Edward A. Gilhuly                                                   April 23, 1999
------------------------------------------------------
Edward A. Gilhuly
     Director

/s/Todd A. Fisher                                                      April 23, 1999
------------------------------------------------------
Todd A. Fisher
     Director

/s/Donald K. Miller                                                    April 23, 1999
------------------------------------------------------
Donald K. Miller
     Director

/s/Sheldon R. Erikson                                                  April 23, 1999
------------------------------------------------------
Sheldon R. Erikson
     Director

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

       4(4)       Amended and Restated Credit Agreement, dated as of July 25,
                  1997, among the Company, Layne Christensen Australia Pty
                  Limited, National Trust and Savings Association, various
                  financial institutions, Bank of America, as Letter of Credit
                  Issuer, and Bank of America National Trust and Savings
                  Association, as Agent ("Credit Agreement")(filed with
                  Amendment No. 3 to the Company's Form S-2 Registration
                  Statement (File No. 333-29581) as Exhibit 10(12) and
                  incorporated herein by this reference)                                                      *

     4(4.1)       First Amendment to the Credit Agreement dated
                  December 5, 1997                                                                           65

     4(4.2)       Second Amendment to the Credit Agreement dated
                  February 23, 1998                                                                          73

     4(4.3)       Third Amendment to the Credit Agreement dated
                  October 16, 1998                                                                           78

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

    10(2.2)       Second Modification and Ratification of Lease Agreement
                  between Parkway Partners, L.L.C. and Layne Christensen
                  Company dated April 28, 1997                                                               82

    10(2.3)       Third Modification and Extension Agreement between Parkway
                  Partners, L.L.C. and Layne Christensen Company dated
                  November 3, 1998 (filed with the Company's 10-Q for the
                  quarter ended October 31, 1998 (File No. 0-20578) as
                  Exhibit 10(1) and incorporated herein by reference)                                         *

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

     10(12)       Amended and Restated Credit Agreement, dated as of
                  July 25, 1997, among the Company, Layne Christensen
                  Australia Pty Limited, National Trust and Savings
                  Association, various financial institutions, Bank of
                  America, as Letter of Credit Issuer, and Bank of
                  America National Trust and Savings Association, as
                  Agent ("Credit Agreement") (filed with Amendment
                  No. 3 to the Company's Form S-2 Registration Statement
                  (File No. 333-29581) as Exhibit 10(12) and incorporated
                  herein by this reference)                                                                   *

   10(12.1)       First Amendment to the Credit Agreement dated
                  December 5, 1997                                                                           88

   10(12.2)       Second Amendment to the Credit Agreement dated
                  February 23, 1998                                                                          96

   10(12.3)       Third Amendment to the Credit Agreement dated
                  October 16, 1998                                                                          101

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

     10(19)       Form of Stock Option Agreement between the Company and
                  Management of the Company effective February 1, 1998 (filed with the Company's Form 10-Q for the quarter ended April 30,
                  1998 (File No. 0-20578) as Exhibit 10(1) and
                  incorporated herein by reference)                                                           *

     10(20)       Letter Agreement between the Company and Bank of America
                  National Trust and Savings Association dated May 8, 1998,
                  confirming the terms and conditions of an interest rate swap agreement (filed with the Company's Form 10-Q for the quarter ended July 31, 1998 (File No. 0-20578) as
                  Exhibit 10(1) and incorporated herein by reference)                                         *

      11(1)       Statement regarding Computation of per share earnings                                     105

      22(1)       List of Subsidiaries                                                                      107

      23(1)       Consent of Deloitte & Touche LLP                                                          109

      27(1)       Financial Data Schedule

---------------------------
*  Incorporated herein by reference.