Form 10-Q
period 1999-04-30
LAYNE CHRISTENSEN CO
filed 1999-06-11
CIK 888504

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1999

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from         to

                        -----------------

                 Commission File Number 33-48432


                    LAYNE CHRISTENSEN COMPANY
     -------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                            48-0920712
--------------------------------         ------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification  No.)


1900 Shawnee Mission Parkway, Mission Woods, Kansas         66205
---------------------------------------------------    ----------
(Address of principal executive offices)               (Zip Code)

                         (913) 362-0510
      (Registrant's telephone number, including area code)


                         Not Applicable
-----------------------------------------------------------------


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

     There were 11,647,037 shares of common stock, $.01 par value per share, outstanding on May 31, 1999.

                             PART I

ITEM 1.   Financial Statements

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                              April 30,    January 31,
                                                1999           1999
                                             ----------    -----------
ASSETS
Current assets:
 Cash and cash equivalents                   $   2,213      $   2,094
 Customer receivables, less allowance
  of $3,367 and $3,064, respectively            45,521         42,057
 Costs and estimated earnings in excess of
  billings on uncompleted contracts              8,980          7,854
 Inventories                                    31,276         31,286
 Deferred income taxes                           9,777          9,571
 Other                                           7,796          8,991
                                             ---------      ---------
       Total current assets                    105,563        101,853
                                             ---------      ---------

Property and equipment:
 Land                                            9,439          9,340
  Buildings                                     16,626         16,490
 Machinery and equipment                       164,580        163,227
                                             ---------      ---------
                                               190,645        189,057
Less - Accumulated depreciation               (100,921)       (96,217)
                                             ---------      ---------
       Net property and equipment               89,724         92,840
                                             ---------      ---------
Other assets:
 Investment in foreign affiliates               19,727         19,732
 Goodwill and other intangible assets,
  at cost less accumulated amortization         33,184         32,755
 Other                                           4,865          4,323
                                             ---------      ---------
       Total other assets                       57,776         56,810
                                             ---------      ---------

                                             $ 253,063      $ 251,503
                                             =========      =========

         See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (in thousands, except share and per share data)
                                                      April 30,  January 31,
                                                        1999         1999
                                                     ----------  -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  16,954    $  17,202
 Current maturities of long-term debt                    3,571           -
 Accrued compensation                                   10,356       11,223
 Accrued insurance expense                               7,827        7,298
 Other accrued expenses                                  9,243       11,519
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                      8,152        8,400
                                                     ---------    ---------
      Total current liabilities                         56,103       55,642
                                                     ---------    ---------
Noncurrent and deferred liabilities:
 Long-term debt                                         63,929       63,500
 Deferred income taxes                                   2,546        2,283
 Accrued insurance expense                               5,454        5,454
 Other                                                   2,384        2,439
 Minority interest                                       9,587        8,915
                                                     ---------    ---------
      Total noncurrent and deferred liabilities         83,900       82,591
                                                     ---------     ---------
Contingencies
Stockholders' equity:
 Preferred stock, par value $.01 per share,
  5,000,000 shares authorized, none issued and
  outstanding                                              -          -
 Common stock, par value $.01 per share, 30,000,000
  shares authorized, 11,647,037 and 11,641,192
  shares issued and outstanding, respectively              116          116
 Capital in excess of par value                         83,182       83,095
 Retained earnings                                      35,601       36,815
 Accumulated other comprehensive loss                   (5,687)      (6,604)
 Notes receivable from management stockholders            (152)        (152)
                                                     ---------    ---------
  Total stockholders' equity                           113,060      113,270
                                                     ---------    ---------
                                                     $ 253,063    $ 251,503
                                                     =========    =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS
         (in thousands, except share and per share data)
                                                             Three Months
                                                            Ended April 30,
                                                           1999        1998
                                                        ----------  ----------
Revenues:
 Net service revenues                                  $  66,193     $  62,492
 Net product sales                                         3,840         5,849
                                                       ---------     ---------
         Total                                            70,033        68,341
                                                       ---------     ---------
Cost of revenues (exclusive of depreciation
 shown below):
  Cost of service revenues                                48,611        45,256
  Cost of product sales                                    2,914         4,502
                                                       ---------     ---------
         Total                                            51,525        49,758
                                                       ---------     ---------
Gross profit                                              18,508        18,583

Selling, general and administrative expenses              13,621        11,804
Depreciation and amortization                              5,839         5,080
                                                       ---------     ---------
Operating income (loss)                                     (952)        1,699
Other income (expense):
  Equity in earnings of foreign affiliates                   101         1,302
  Interest                                                (1,170)       (1,197)
  Other, net                                                 197           (94)
                                                       ---------      ---------
Income (loss) before income taxes                         (1,824)        1,710
Income tax expense (benefit)                                (839)          684
Minority interest, net of income taxes of $195              (229)           -
                                                       ---------      ---------
  Net income (loss)                                    $  (1,214)     $  1,026
                                                       =========      =========
Basic earnings (loss) per share                        $   (0.10)     $    0.09
                                                       =========      =========
Diluted earnings (loss) per share                      $   (0.10)     $    0.09
                                                       =========      =========

Weighted average number of common and dilutive
 equivalent shares outstanding:
  Weighted average shares outstanding                11,642,000     11,633,000
   Dilutive stock options                                   -          360,000
                                                     ----------     ----------
                                                     11,642,000     11,993,000
                                                     ==========     ==========

         See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (in thousands)
                                                               Three Months
                                                              Ended April 30,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
Cash flow from operating activities:
 Net income (loss)                                         $ (1,214)   $ 1,026
 Adjustments to reconcile net income (loss) to
  cash used in operations:
   Depreciation and amortization                              5,839      5,080
   Deferred income taxes                                        (27)      (509)
   Equity in earnings of foreign affiliates                    (101)    (1,302)
   Dividends received from foreign affiliates                   106        150
   Minority interest                                            424         -
   Gain from disposal of property and equipment                (165)       (80)
   Changes in current assets and liabilities
    (exclusive of effects of acquisitions):
      Increase in customer receivables                       (3,291)       (54)
      Increase in costs and estimated earnings in
       excess of billings on uncompleted contracts           (1,260)      (953)
      (Increase) decrease in inventories                         63     (1,387)
      Decrease in other current assets                        1,207        286
      Decrease in accounts payable and accrued
       expenses                                              (2,886)    (6,460)
      Increase (decrease)in billings in excess of
       costs and estimated earnings on uncompleted
       contracts                                               (409)     1,980
   Other, net                                                   487      1,611
                                                            -------    -------
  Cash used in operating activities                          (1,227)      (612)
                                                            -------    -------
Cash flow from investing activities:
 Additions to property and equipment                         (2,157)    (5,640)
 Proceeds from disposal of property and equipment               306        152
 Acquisitions of businesses, net of cash acquired                -      (6,293)
                                                            -------    -------
  Cash used in investing activities                          (1,851)   (11,781)
                                                             -------    -------
Cash flow from financing activities:
 Net borrowings under revolving facility                      4,000     15,000
 Payments on notes receivable from management
  stockholders                                                   -          23
                                                            -------    -------
  Cash from financing activities                              4,000     15,023
                                                            -------    -------
Effects of exchange rate changes on cash                       (803)       220
                                                            -------    -------
Net increase in cash and cash equivalents                       119      2,850
Cash and cash equivalents at beginning of period              2,094      2,954
                                                            -------    -------
Cash and cash equivalents at end of period                  $ 2,213    $ 5,804
                                                            =======    =======

  See Notes to Consolidated Financial Statements.

                    LAYNE CHRISTENSEN COMPANY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together the "Company"). All significant intercompany transactions have been eliminated. Investments in affiliates (33% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for on the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 1999 as filed in its Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.

The amounts paid for income taxes and interest are as follows (in thousands):

                         Three Months Ended April 30,
                          ----------------------------
                             1999             1998
                          -----------      -----------
     Income taxes           $  138           $2,498
     Interest                1,561            1,536

During the first quarter of fiscal 2000, the Company issued 5,845 shares of common stock and 39,812 stock options to employees related to fiscal 1999 compensation awards. The total value of these awards was approximately $87,000, which was accrued at January 31, 1999.

2.   Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):

                                                           As of
                                               ---------------------------
                                                 April 30,     January 31,
                                                   1999           1999
                                               -----------     -----------
    Raw materials                              $     1,561     $     1,627
    Work in process                                    764           1,788
    Finished products, parts and supplies           28,951          27,871
                                                -----------     ----------
        Total                                   $    31,276    $    31,286
                                                ===========    ===========

3.   Comprehensive Income

Components of comprehensive income (loss) are summarized as follows (in thousands):

                                                        Three Months Ended
                                                             April 30,
                                                       ---------------------
                                                         1999        1998
                                                       --------     --------
Net income (loss)                                      $(1,214)     $ 1,026
Other comprehensive income (loss), net of taxes:
  Foreign currency translation adjustments                 874          772
  Unrealized gain (loss) on available for sale
     investments                                            19         (318)
  Change in unrecognized pension liability                  24           24
                                                       -------       -------
Comprehensive income (loss)                            $  (297)      $ 1,504
                                                       =======       =======

The components of accumulated other comprehensive loss for the three months ended April 30, 1999 are as follows (in thousands):

                                       Unrealized                  Accumulated
                          Cumulative   Gain (Loss)  Unrecognized      Other
                          Translation      On         Pension     Comprehensive
                          Adjustment   Investments   Liability    Income (Loss)
                          -----------  -----------  -----------   -------------
Balance, February 1, 1999  $   (5,202) $     (822)  $     (580)   $     (6,604)
Period Change                     874          19           24             917
                           ----------  ----------   -----------   ------------
Balance, April 30, 1999    $   (4,328) $     (803)  $     (556)   $     (5,687)
                           ==========  ==========   ==========    ============


4.   Operating Segments

The Company is a multi-national company operating predominantly in two operating segments. The first operating segment includes the Company's drilling operations with wholly owned operations in the United States, Australia, East Africa, Mexico, Canada, Indonesia and Thailand, as well as a 50%-owned joint venture in West Africa, which are consolidated into the Company's April 30, 1999 financial statements. The drilling operation segment derives its revenues from water well drilling and maintenance, mineral exploration drilling, geotechnical drilling and environmental drilling and services. The second operating segment includes the manufacturing and supply of drilling equipment, parts and supplies. The manufacturing and supply operations are primarily in the United States.

Revenues and operating income pertaining to the Company's operating segments are presented below. Total revenues of foreign subsidiaries are those revenues related to the operations of those subsidiaries. Intersegment sales are accounted for based on the estimated fair market value of the products sold.
In computing operating income for foreign operations, no allocations of general corporate expenses have been made. Operating segment revenues and operating income are summarized as follows (in thousands):

                                                         Three Months Ended
                                                             April 30,
                                                      -----------------------
                                                        1999            1998
                                                      --------       --------
REVENUES
   Drilling
     United States                                    $53,673         $40,253
                                                      -------         -------
     Foreign:
       Canada                                           1,560           6,506
       Australia                                        2,754           3,745
       Africa                                           6,125           9,596
       Other foreign                                    2,081           2,392
                                                      -------         -------
          Total foreign                                12,520          22,239
                                                      -------         -------
               Total drilling                          66,193          62,492
                                                      -------          -------
  Manufacturing and Supply                              5,821           9,697
  Intersegment revenues                                (1,981)         (3,848)
                                                      -------          -------
       Total Manufacturing and Supply                   3,840           5,849
                                                      -------         -------
          Total Revenues                              $70,033         $68,341
                                                      =======         =======
OPERATING INCOME
  Drilling
     United States                                   $ 3,519          $ 2,198
                                                     -------          -------
     Foreign:
       Canada                                           (36)            1,422
       Australia                                       (147)              244
       Africa                                        (1,521)             (252)
       Other foreign                                   (441)              (43)
                                                    -------           -------
           Total foreign                             (2,145)            1,371
                                                    -------           -------
            Total drilling                            1,374             3,569
                                                    -------           -------
  Manufacturing and Supply                             (918)              (97)
  Corporate                                          (1,408)           (1,773)
                                                    -------           -------
          Total Operating Income (Loss)             $  (952)          $ 1,699
                                                    =======           =======

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

6.   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement, effective for fiscal years beginning after June 15, 1999, is not expected to have a material impact on the Company's consolidated financial statements.


    ========================================================

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

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

                                           Three Months        Period-to-Period
                                          Ended April 30,           Change
                                          1999      1998         Three Months
                                          ----      ----       ----------------
Revenues:
 Water well drilling and maintenance       52.8%    44.1%           22.5%
 Mineral exploration drilling              20.7     32.2           (33.9)
 Geotechnical drilling                     14.6      9.1            63.3
 Environmental drilling                     6.4      6.0             9.6
                                          -----     -----
   Total net service revenues              94.5     91.4             5.9
 Product sales                              5.5      8.6           (34.3)
                                          -----     -----
   Total net revenues                     100.0%   100.0%            2.5
                                          =====     =====
Cost of revenues:
 Cost of service revenues                  73.4%    72.4%            7.4
 Cost of product sales                     75.9     77.0           (35.3)
                                          -----    -----
   Total cost of revenues                  73.6     72.8             3.6
                                          -----     -----
Gross profit                               26.4     27.2            (0.4)
Selling, general and administrative
 expenses                                  19.4     17.3            15.4
Depreciation and amortization               8.4      7.4            14.9
                                          -----     -----
Operating income (loss)                    (1.4)     2.5              *
Other income (expense):
 Equity in earnings of foreign
   affiliates                               0.2      1.9           (92.2)
 Interest                                  (1.7)    (1.8)           (2.3)
 Other, net                                 0.3      (.1)             *
                                          -----     -----
Income (loss) before income taxes          (2.6)     2.5              *
Net income tax expense (benefit)           (1.2)     1.0              *
Minority interest, net of income taxes     (0.3)     0.0              *
                                          -----     -----
Net income (loss)                          (1.7)%    1.5%             *
                                          =====     =====
_______________
*  Not meaningful.

RESULTS OF OPERATIONS

Revenues for the three months ended April 30, 1999 increased $1,692,000 or 2.5% to $70,033,000, compared to $68,341,000 for the three months ended April 30, 1998. Water well drilling and maintenance revenues increased 22.5% to $36,954,000 for the three months ended April 30, 1999, compared to revenues of $30,155,000 for the three months ended April 30, 1998. The increase in water well drilling and maintenance revenues was primarily the result of the acquisition of certain assets of Hydro Group, Inc., a New Jersey based drilling contractor, in March, 1998 (the Hydro Acquisition ). Mineral exploration drilling revenues decreased 33.9% to $14,515,000 for the three months ended April 30, 1999, from $21,967,000 for the three months ended April 30, 1998. The decrease was primarily a result of continued lower demand for the Company's services as a result of the decrease in exploration and development activities conducted by mining companies. This was partially offset by the increased revenue from the previously announced joint venture in West Africa with an Australian mineral exploration company. Geotechnical drilling revenues increased 63.3% to $10,209,000 for the three months ended April 30, 1999, compared to revenues of $6,250,000 for the three months ended April 30, 1998. Exclusive of the Company's ground freeze project in Timmins, Ontario, Canada ( Timmins Project ), which was substantially completed in the first quarter of fiscal 1999, geotechnical drilling revenues increased 173.5% for the three months ended April 30, 1999. The increase in the base geotechnical business revenues was primarily a result of the Company's development of recently purchased technologies to serve this market. Environmental drilling revenues increased 9.6% to $4,515,000 for the three months ended April 30, 1999, from $4,120,000 for the three months ended April 30, 1998. The Company believes the increase in revenue was primarily the result of increased activity at certain regulatory and industrial environmental projects. Product sales decreased 34.3% to $3,840,000 for the three months ended April 30, 1999, from $5,849,000 for the three months ended April 30, 1998. The decrease was a result of the continued lower demand for the Company's services in the mining industry as previously discussed.

Gross profit as a percentage of revenues was 26.4% for the three months ended April 30, 1999, compared to 27.2% for the same period last year. Exclusive of the Timmins Project, gross profit as a percentage of revenue remained constant at 26.4% in both quarters.

Selling, general and administrative expenses increased to $13,621,000 or 19.4% of revenues for the three months ended April 30, 1999, compared to $11,804,000 or 17.3% of revenues for the three months ended April 30, 1998. The period-to-period dollar increase was primarily a result of increased selling expenses arising from the Hydro Acquisition and various other smaller acquisitions. The increase as a percentage of revenue was due to the relatively higher levels of fixed and semi-variable costs related to the Company's remote international mineral exploration operations.

Depreciation and amortization increased to $5,839,000 for the three months ended April 30, 1999, compared to $5,080,000 for the same period last year. The increase in depreciation and amortization was a result of the Hydro Acquisition and additions to property and equipment since last year.

Equity in earnings of foreign affiliates was $101,000 for the three months ended April 30, 1999, compared to $1,302,000 for the same period last year. The decrease from the previous period was primarily a result of lower exploration and development activities conducted by mining companies in Latin America.

An income tax benefit of $644,000 was recorded for the three months ended April 30, 1999, compared to income tax expense of $684,000 in the same period last year. The effective tax rate for the quarter ended April 30, 1999 was 46%, compared to 40% for the same quarter last year.

CHANGES IN FINANCIAL CONDITION

Cash used in operations was $1,227,000 for the three months ended April 30, 1999 compared to $612,000 used for the same period last year. The change in cash used in operations was primarily a result of reduced earnings during the period and a decrease in accrued expenses resulting from various accrued compensation payments during the quarter. Borrowings under the Company's available credit agreement, were primarily used for additions to property and equipment of $2,157,000 and various compensation payments, as noted above, during the three months ended April 30, 1999.

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

Readiness

In the fall of 1995, the Company initiated efforts to become Y2K compliant. These efforts included, in part, a review of six types of IT and non-IT systems that the Company believed might be subject to the Y2K Issue. The identified systems included personal computers, networks, mainframes, telecommunication equipment, automated control/manufacturing equipment and facility security/environmental control equipment. The review conducted by the Company evaluated the operating systems, application software and IT and non-IT hardware used in each of the six types of identified systems. The Company estimates that approximately 90% of its Y2K testing and remediation plan has been completed. The Company expects to substantially complete its Y2K testing and remediation plan by the end of July 1999.

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

Costs

The Company is primarily relying upon internal resources to implement its Y2K readiness plan and to upgrade and/or replace IT and non-IT systems that the Company believes might be subject to the Y2K Issue. Accordingly, much of the cost associated with its Y2K efforts have been incurred through the reallocation of the Company's internal resources. Over approximately the past three fiscal years and through the end of the first quarter of calendar 1999, the Company estimates that it has expended approximately $1.5 million in allocated internal resources and incremental costs for routine IT and non-IT hardware and software replacements. All of these hardware and software replacements have been Y2K compliant. The Company will continue its routine upgrading of IT and non-IT hardware and software during calendar 1999, all of which will also be Y2K compliant. The estimated costs of allocated internal resources and routine systems upgrades during the remainder of the year ending January 31, 2000 will be less than $500,000. The Company believes that the prospective costs of Y2K compliance will not have a material adverse impact on its financial position or results of operations. This conclusion is based, in part, upon the Company's belief that it will not incur significant Y2K related costs on behalf of third parties with which the Company conducts business. The Company expects cash flows from operations to be sufficient to fund the costs associated with Y2K compliance.

Risks

As the nature of the Company's business is such that it is not generally dependent upon date sensitive data for the production of its goods and services, the Company believes that any problems associated with the Y2K Issue will not have a material adverse impact on the Company's business operations or financial results. In spite of these presumptions, the inherent uncertainty associated with the Y2K Issue makes it impossible for the Company to reach a definitive conclusion as to the actual impact of the Y2K Issue on its business operations and financial results. This is particularly true with respect to the Company's foreign operations, such as in Africa and South America, where the state of overall Y2K readiness throughout such countries is unclear. Any significant problems associated with the Y2K Issue in one or more of those countries in critical services or industries, such as financial services or utilities and petroleum industries, could have a material adverse impact on the Company's operations in those countries and on its overall financial results. As a result, the Company will continue to review and update, where necessary, its Y2K strategy and to develop Y2K contingency plans. Further, the costs and timetables in which the Company plans to complete the Y2K readiness activities, as well as potential outcomes of non-compliance, are based on management's best estimates. These estimates were derived using numerous assumptions as to the occurrence of future events, including actions by third parties over which the Company has no control.

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


ITEM 5 - Other Information

     NONE


ITEM 6 - Exhibits and Reports on Form 8-K

     The exhibits filed with or incorporated by reference in this report are listed below:

     EXHIBIT NO.  DESCRIPTION
       4(1)       Fourth Amendment dated as of April 20,
                  1999 to the Amended and Restated Credit
                  Agreement, dated as of July 25, 1997, among the Company, Layne Christensen Australia Pty Limited, National Trust and Savings Association, various financial institutions, Bank of America, as Letter of Credit Issuer, and Bank of America National Trust and Savings Association, as Agent ("Credit Agreement")

       10(1)      Fourth Amendment dated as of April
                  20, 1999 to the Credit Agreement.

       10(2)      Form of Incentive Stock Option
                  Agreement between the Company and Management of the Company effective April 20, 1999.

       10(3)      Form of Non-Qualified Stock Option
                  Agreement between the Company and Management of the Company effective as of April 20, 1999.

       27(1)      Financial Data Schedule

                       * * * * * * * * * *


                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LAYNE CHRISTENSEN COMPANY

                                        (Registrant)



DATE:     June 11, 1999         /s/ A. B. Schmitt
                                --------------------------------
                                A.B. Schmitt, President
                                   and Chief Executive Officer



DATE:     June 11, 1999         /s/ Jerry W. Fanska
                                --------------------------------
                                Jerry W. Fanska, Vice President
                                   Finance and Treasurer

EXHIBIT INDEX

 EXHIBIT NO.   DESCRIPTION

    4(1)       Fourth Amendment dated as of April 20,     20
               1999 to the Amended and Restated Credit
               Agreement, dated as of July 25, 1997,
               among the Company, Layne Christensen
               Australia Pty Limited, National Trust
               and Savings Association, various financial institutions, Bank of America, as Letter of Credit Issuer, and Bank of America National Trust and Savings Association, as Agent ("Credit Agreement").

    10(1)      Fourth Amendment dated as of April 20,     28
               1999 to the Credit Agreement.

    10(2)      Form of Incentive Stock Option Agreement   36
               between the Company and Management of
               the Company effective April 20, 1999.

    10(3)      Form of Non-Qualified Stock Option         40
               Agreement beteween the Company and
               Management of the Company effective
               as of April 20, 1999.

    27(1)      Financial Data Schedule.