Form 10-Q
period 1999-07-31
LAYNE CHRISTENSEN CO
filed 1999-09-13
CIK 888504

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 1999

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______ to ________

                      ---------------------

                 Commission File Number 33-48432


                    LAYNE CHRISTENSEN COMPANY
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

           Delaware                            48-0920712
---------------------------------    ---------------------------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)

1900 Shawnee Mission Parkway, Mission Woods, Kansas      66205
--------------------------------------------------    ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No ____.

     There were 11,691,128 shares of common stock, $.01 par value per share, outstanding on September 1, 1999.

                              PART I

ITEM 1.   Financial Statements

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                                    July 31,    January 31,
                                                     1999          1999
                                                  -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                       $   2,406     $   2,094
  Customer receivables, less allowance
    of $3,572 and $3,064, respectively               47,249        42,057
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                 8,779         7,854
  Inventories                                        31,250        31,286
  Deferred income taxes                               9,983         9,571
  Other                                               8,566         8,991
                                                  ---------     ---------
           Total current assets                     108,233       101,853
                                                  ---------     ---------
Property and equipment:
  Land                                                9,222         9,340
  Buildings                                          16,551        16,490
  Machinery and equipment                           165,416       163,227
                                                  ---------     ---------
                                                    191,189       189,057
Less - Accumulated depreciation                    (104,785)      (96,217)
                                                  ---------     ---------
           Net property and equipment                86,404        92,840
                                                  ---------     ---------
Other assets:
  Investment in foreign affiliates                   19,624        19,732
  Goodwill and other intangible assets,
   at cost less accumulated amortization             33,066        32,755
  Other                                               4,310         4,323
                                                  ---------     ---------
           Total other assets                        57,000        56,810
                                                  ---------     ---------

                                                  $ 251,637     $ 251,503
                                                  =========     =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (in thousands, except share and per share data)

                                                      July 31,     January 31,
                                                       1999           1999
                                                     ----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  15,659     $  17,202
 Current maturities of long-term debt                    3,571          -
 Accrued compensation                                   11,903        11,223
 Accrued insurance expense                               7,215         7,298
 Other accrued expenses                                 10,050        11,519
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                      8,825         8,400
                                                     ---------     ---------
      Total current liabilities                         57,223        55,642
                                                     ---------     ---------
Noncurrent and deferred liabilities:
 Long-term debt                                         62,429        63,500
 Deferred income taxes                                   2,549         2,283
 Accrued insurance expense                               5,474         5,454
 Other                                                   2,471         2,439
 Minority interest                                       9,750         8,915
                                                     ---------     ---------
       Total noncurrent and deferred liabilities        82,673        82,591
                                                     ---------     ---------
Contingencies
Stockholders' equity:
 Preferred stock, par value $.01 per share,
  5,000,000 shares authorized, none issued and
  outstanding                                             -             -
 Common stock, par value $.01 per share, 30,000,000
  shares authorized, 11,691,129 and 11,641,192
  shares issued and outstanding, respectively              117           116
 Capital in excess of par value                         83,464        83,095
 Retained earnings                                      34,425        36,815
 Accumulated other comprehensive loss                   (6,113)       (6,604)
 Notes receivable from management stockholders            (152)         (152)
                                                     ---------     ---------
       Total stockholders' equity                      111,741       113,270
                                                     ---------     ---------
                                                     $ 251,637     $ 251,503
                                                     =========     =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
         (in thousands, except share and per share data)

                                  Three Months              Six Months
                                 Ended July 31,           Ended July 31,
                              ----------------------   ----------------------
                                 1999        1998        1999         1998
                              ----------  ----------   ----------  ----------
Revenues:
 Net service revenues         $   69,377  $   72,042   $  135,570  $  134,534
 Net product sales                 3,861       6,644        7,701      12,493
                              ----------  ----------   ----------  ----------
     Total                        73,238      78,686      143,271     147,027
                              ----------  ----------   ----------  ----------

Cost of revenues (exclusive of
 depreciation shown below):
  Cost of service revenues        49,666      50,120       98,277      95,376
  Cost of product sales            3,061       5,080        5,975       9,582
                              ----------  ----------   ----------  ----------
     Total                        52,727      55,200      104,252     104,958
                              ----------  ----------   ----------  ----------
Gross profit                      20,511      23,486       39,019      42,069
Selling, general and
 administrative expenses          13,317      12,135       26,938      23,939
Depreciation and amortization      5,794       5,674       11,633      10,754
                              ----------  ----------   ----------  ----------
Operating income                   1,400       5,677          448       7,376

Other income (expense):
 Equity in earnings (losses)
  of foreign affiliates             (156)        482          (55)      1,784
 Interest                         (1,198)     (1,306)      (2,368)     (2,503)
 Other, net                          280         121          477          27
                              ----------  ----------   ----------  ----------
Income (loss) before income
 taxes and minority interest         326       4,974       (1,498)      6,684
Income tax expense                 1,351       1,989          512       2,673
Minority interest,net of
 income taxes                       (151)       -            (380)       -
                              ----------  ----------   ----------  ----------
 Net income (loss)            $   (1,176) $    2,985   $   (2,390) $    4,011
                              ==========  ==========   ==========  ==========

Basic earnings (loss)
 per share                    $     (.10) $      .26   $     (.20) $      .34
Diluted earnings (loss)       ==========  ==========   ==========  ==========
 per share                    $     (.10) $      .25   $     (.20) $      .34
Weighted average number of    ==========  ==========   ==========  ==========
 common and dilutive
 equivalent shares
 outstanding:
  Weighted average shares
   outstanding                11,676,000  11,641,000   11,660,000  11,637,000
   Dilutive stock options         -          291,000       -          327,000
                              ----------  ----------   ----------  ----------

                              11,676,000  11,932,000   11,660,000  11,964,000
                              ==========  ==========   ==========  ==========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                          (in thousands)
                                                             Six Months
                                                            Ended July 31,
                                                       -----------------------
                                                         1999          1998
                                                       ---------     ---------
Cash flow from operating activities:
 Net income (loss)                                     $ (2,390)     $  4,011
 Adjustments to reconcile net income (loss) to
  cash from operations:
   Depreciation and amortization                         11,633        10,754
   Deferred income taxes                                   (172)       (1,862)
   Equity in (earnings) losses of foreign affiliates         55        (1,784)
   Dividends received from foreign affiliates               106           487
   Minority interest                                        587          -
   Gain from disposal of property and equipment            (532)         (244)
   Changes in current assets and liabilities
    (exclusive of effects of acquisitions):
     (Increase) decrease in customer receivables         (5,010)        3,021
     Increase in costs and estimated earnings in
      excess of billings on uncompleted contracts        (1,006)         (855)
     Decrease in inventories                                 53           147
     (Increase)decrease in other current assets             446        (1,162)
     Decrease in accounts payable and accrued
      expenses                                           (2,024)       (9,477)
     Increase in billings in excess of
      costs and estimated earnings on uncompleted
      contracts                                             263           434
    Other, net                                              (27)           61
                                                        -------        ------
  Cash from operating activities                          1,982         3,531
                                                        -------        ------
Cash flow from investing activities:
 Additions to property and equipment                     (4,470)       (8,210)
 Proceeds from disposal of property and equipment         1,166         1,454
 Acquisitions of businesses, net of cash acquired          (422)       (6,293)
 Purchase of available for sale investments                -             (324)
                                                        -------       -------
  Cash from investing activities                         (3,726)      (13,373)
                                                        -------        ------
Cash flow from financing activities:
 Net borrowings under revolving facility                  2,500        10,000
 Payments on notes receivable from management
  stockholders                                             -               23
                                                        -------       -------
  Cash from financing activities                          2,500        10,023
                                                        -------       -------
Effects of exchange rate changes on cash                   (444)          326
                                                        -------       -------

Net increase in cash and cash equivalents                   312           507
Cash and cash equivalents at beginning of period          2,094         2,954
                                                        -------       -------
Cash and cash equivalents at end of period              $ 2,406       $ 3,461
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

The amounts paid for income taxes and interest are as follows (in thousands):


                                        Six Months Ended July 31,
                                        ------------------------
                                         1999              1998
                                        ------            ------
      Income taxes                      $  660            $4,025
      Interest                           2,265             2,048


During the first quarter of fiscal 2000, the Company issued 5,845 shares of common stock and 39,812 stock options to employees related to fiscal 1999 compensation awards. The total value of these awards was approximately $87,000, which was accrued at January 31, 1999.

2.  Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):

                                                          As of
                                               -----------------------------
                                                 July 31,       January 31,
                                                   1999            1999
                                               ------------     ------------
    Raw materials                              $      1,488      $     1,627
    Work in process                                     718            1,788
    Finished products, parts and supplies            29,044           27,871
         Total                                  $    31,250     $     31,286
                                                ===========     ============

3.  Comprehensive Income

Components of comprehensive income (loss) are summarized as follows (in thousands):

                                      Three Months             Six Months
                                      Ended July 31,         Ended July 31,
                                    -------------------     -------------------
                                       1999      1998         1999       1998
                                    --------   --------     --------   --------
Net income (loss)                   $(1,176)   $ 2,985      $(2,390)   $ 4,011
Other comprehensive income (loss),
 net of taxes:
  Foreign currency translation
   adjustments                          (92)    (1,996)         782     (1,224)
  Unrealized loss on available
   for sale investments                (359)        40         (340)      (278)
  Change in unrecognized pension
   liability                             25          5           49         29
                                    -------    -------      -------    -------
Comprehensive income (loss)         $(1,602)   $ 1,034      $(1,899)   $ 2,538
                                    =======    =======      =======    =======

The components of accumulated other comprehensive loss for the six months ended July 31, 1999 are as follows (in thousands):

                                                                    Accumulated
                           Cumulative   Unrealized   Unrecognized      Other
                           Translation    Loss On      Pension     Comprehensive
                           Adjustment   Investments   Liability    Income (Loss)
                           -----------  -----------  -----------   -------------
Balance, February 1, 1999  $   (5,202)  $     (822)  $      (580)  $     (6,604)
Period Change                     782         (340)           49            491
                           ----------   ----------   -----------   ------------
Balance, July 31, 1999     $   (4,420)  $   (1,162)  $      (531)  $     (6,113)
                           ==========   ==========   ===========   ============


4.  Operating Segments

The Company is a multi-national company operating predominantly in two operating segments. The first operating segment includes the Company's drilling operations with wholly owned operations in the United States, Australia, East Africa, Mexico, Canada, Indonesia and Thailand, as well as a 50%-owned joint venture in West Africa, which are consolidated into the Company's July 31, 1999 financial statements. The drilling operation segment derives its revenues from water well drilling and maintenance, mineral exploration drilling, geotechnical drilling and environmental drilling and services. The second operating segment includes the manufacturing and supply of drilling equipment, parts and supplies. The manufacturing and supply operations are primarily in the United States.

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


                                                Six Months Ended
                                                     July 31,
                                             -------------------------
                                               1999             1998
                                             ---------       ---------
REVENUES
  Drilling
    United States                            $109,172        $ 94,578
                                             --------        --------
    Foreign:
      Canada                                    2,553           8,380
      Australia                                 5,605           7,071
      Africa                                   13,326          19,573
      Other foreign                             4,914           4,932
                                             --------        --------
        Total Foreign                          26,398          39,956
                                             --------        --------
          Total Drilling                      135,570         134,534
                                             --------        --------
  Manufacturing and Supply                     11,926          20,245
  Intersegment revenues                        (4,225)         (7,752)
                                             --------        --------
      Total Manufacturing and Supply           7,701           12,493
                                             --------        --------
        Total Revenues                       $143,271        $147,027
                                             ========        ========

OPERATING INCOME
  Drilling
    United States                            $  8,982        $  6,937
                                             --------        --------
    Foreign:
      Canada                                      (75)          1,729
      Australia                                  (525)           (125)
      Africa                                   (2,204)            440
      Other foreign                              (805)           (243)
                                             --------        --------
        Total Foreign                          (3,609)          1,801
                                             --------        --------
          Total Drilling                        5,373           8,738
                                             --------        --------
  Manufacturing and Supply                     (1,405)          1,491
  Corporate                                    (3,520)         (2,853)
                                             --------        --------
      Total Operating Income                 $    448        $  7,376
                                             ========        ========

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

7.  Subsequent Event - Debt

In May, 1998, the Company entered into an interest rate Swap Agreement (the "Swap Agreement") with Bank of America National Trust and Savings Association ("BofA"). The Swap Agreement effectively fixed the interest rate on $25,000,000 of the Company's outstanding indebtedness under its credit agreement. Effective as of August 16, 1999, the Swap Agreement was terminated. The effect of this termination on the Company's consolidated results of operations is not expected to be material.

   ============================================================

ITEM 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements are indicated by words or phrases such as "anticipate,"estimate," "project," "believe," "intend," "expect," "plan" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various metals, unanticipated slowdowns in the Company's major markets, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

                                                                   Period-to-
                                  Three Months    Six Months         Period
                                  Ended July 31, Ended July 31,      Change
                                  -------------- --------------  ---------------
                                  1999    1998    1999    1998   Three     Six
                                  ----    ----    ----    ----   Months   Months
                                                                 ---------------
Revenues:
 Water well drilling and
    maintenance                    53.4%   48.0%   53.1%   46.2%    3.5%   12.0%
 Mineral exploration drilling      23.4    27.2    22.1    29.5   (19.7)  (26.9)
 Geotechnical construction          9.9     8.5    12.2     8.8     8.9    35.3
 Environmental drilling             7.8     7.9     7.1     7.0    (8.5)   (1.3)
 Other services                      .2      -       .1      -       *       *
                                  -----   -----   -----   -----
   Total service revenues          94.7    91.6    94.6    91.5    (3.7)     .8
 Product sales                      5.3     8.4     5.4     8.5   (41.9)  (38.4)
                                  -----   -----   -----   -----
   Total revenues                 100.0%  100.0%  100.0%  100.0%   (6.9)   (2.6)
                                  =====   =====   =====   =====
Cost of revenues:
 Cost of service revenues          71.6%   69.6%   72.5%   70.9%    (.9)    3.0
 Cost of product sales             79.3    76.5    77.6    76.7   (39.7)  (37.6)
                                  -----   -----   -----   -----
   Total cost of revenues          72.0     70.2   72.8    71.4    (4.5)    (.7)
                                  -----   -----   -----   -----

Gross profit                       28.0    29.8    27.2    28.6   (12.7)   (7.2)
Selling, general and
 administrative expenses           18.2    15.4    18.8    16.3     9.7    12.5
Depreciation and amortization       7.9     7.2     8.1     7.3     1.9     8.2
                                  -----   -----   -----   -----
Operating income                    1.9     7.2      .3     5.0   (75.3)  (93.9)
Other income (expense):
 Equity in earnings (losses)
   of foreign affiliates            (.2)     .6      -      1.2  (132.4) (103.1)
 Interest                          (1.6)   (1.7)   (1.7)   (1.6    (8.3)   (5.4)
 Other, net                          .3      .2      .4     (.1)     *     *
                                  -----   -----   -----   -----
Income (loss) before income
  taxes and minority interest        .4     6.3    (1.0)    4.5   (93.4) (122.4)
Income tax expense                  1.1     2.5      -      1.8   (59.7) (101.4)
Minority interest (net of taxes)    (.2)     -      (.3)     -       *              *
                                  -----   -----   -----   -----
Net income (loss)                   (.9)%   3.8%   (1.3)%   2.7% (121.0) (145.9)
                                  =====   =====   =====   =====
___________________
*  Not meaningful.


RESULTS OF OPERATIONS

Revenues for the three months ended July 31, 1999 decreased $5,448,000, or 6.9%, to $73,238,000 while revenues for the six months ended July 31, 1999 decreased $3,756,000, or 2.6%, to $143,271,000 from the three and six months, respectively, ended July 31, 1998.

Water well drilling and maintenance revenues increased 3.5%, to $39,124,000, and 12.0%, to $76,078,000, for the three and six months, respectively, ended July 31, 1999 compared to revenues of $37,793,000 and $67,948,000 for the three and six months, respectively, ended July 31, 1998. The increase in revenues for the three months ended July 31, 1999 was primarily the result of an increase in demand in several markets for the Company's water-related services. The acquisition of certain assets of Hydro Group, Inc., a New Jersey-based drilling contractor, in March 1998 (the "Hydro Acquisition"), contributed to the six month increase in revenues.

Mineral exploration drilling revenues decreased 19.7%, to $17,156,000, and 26.9%, to $31,671,000, for the three and six months, respectively, ended July 31, 1999, from $21,375,000 and $43,342,000 for the three and six months, respectively, ended July 31, 1998. The decrease was primarily a result of lower demand for the Company's services as a result of lower exploration and development activities conducted by mining companies.

Geotechnical construction revenues increased 8.9%, to $7,263,000, and 35.3%, to $17,472,000, for the three and six months, respectively, ended July 31,1999 compared to revenues of $6,667,000 and $12,917,000 for the three and six months, respectively, ended July 31, 1998. The increase in geotechnical revenues was primarily a result of the Company's continued development of recently purchased technologies to serve this market.

Environmental drilling revenues decreased 8.5%, to $5,678,000, and 1.3%, to $10,193,000, for the three and six months, respectively, ended July 31, 1999 from $6,207,000 and $10,327,000 for the three and six months, respectively, ended July 31, 1998. The decrease was primarily the result of reduced demand in most regions of the United States, partially offset by increased demand from certain regulatory-driven projects in the West.

Product sales decreased 41.9%, to $3,861,000, and 38.4%, to $7,701,000, for the three and six months, respectively, ended July 31, 1999 from $6,644,000 and $12,493,000 for the three and six months, respectively, ended July 31, 1998. The decrease was attributed to decreased activity in the mining industry as previously discussed.

Gross profit was 28.0% and 27.2% of revenues for the three and six months, respectively, ended July 31, 1999 compared to 29.8% and 28.6% for the same periods last year. Excluding certain large international projects which were completed during the second quarter of last year, gross profit as a percentage of revenues would have been 28.2% and 27.3% for the three and six months, respectively, ended July 31, 1998.

Selling, general and administrative expenses increased to $13,317,000 and $26,938,000 (or 18.2% and 18.8%, of revenues) for the three and six months, respectively, ended July 31, 1999 compared to $12,135,000 and $23,939,000 (or 15.4% and 16.3% of
revenues) for the three and six months, respectively, ended July 31, 1998. The period-to-period dollar increases were primarily a result of increased selling expenses arising from the Hydro Acquisition and various other small acquisitions. The increases as a percentage of revenue were primarily due to relatively higher levels of fixed and semi-variable costs related to the Company's products' business and remote international mineral exploration operations.

Depreciation and amortization increased to $5,794,000 and $11,633,000 for the three and six months, respectively, ended July 31, 1999 compared to $5,674,000 and $10,754,000 for the same periods last year. The increase in depreciation was primarily a result of additions to property and equipment and assets acquired in various small acquisitions.

Equity in earnings (losses) of foreign affiliates was $(156,000) and $(55,000) for the three and six months, respectively, ended July 31, 1999, compared to $482,000 and $1,784,000 for the same periods last year. The decrease was primarily a result of lower exploration and development activities conducted by mining companies in Latin America.

Interest expense decreased $108,000 and $135,000 for the three and six months, respectively, ended July 31, 1999 as compared to the same periods in the prior year. The decrease was primarily a result of a reduction in the Company's average borrowings during the periods.

Income tax expense was $1,339,000 and $205,000 for the three and six months, respectively, ended July 31, 1999, compared to $1,989,000 and $2,673,000 for the same periods last year. The unusual effective rates for the three and six month periods were primarily a result of the increased impact of certain non-deductible expenses resulting from lower earnings in the respective periods, combined with the impact of a reduction in the amount of earnings from certain foreign subsidiaries and the reduced equity in earnings of foreign affiliates.

CHANGES IN FINANCIAL CONDITION

Cash from operations was $1,982,000 for the six months ended July 31, 1999 compared to $3,531,000 for the same period last year. The change in cash from operations was primarily a result of decreased operating profit for the period compared to the same period last year. Additions to property and equipment were $4,470,000 for the six-month period ended July 31, 1999.

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

Readiness

In the fall of 1995, the Company initiated efforts to become Y2K compliant. These efforts included, in part, a review of six types of IT and non-IT systems that the Company believed might be subject to the Y2K Issue. The identified systems included personal computers, networks, mainframes, telecommunication equipment, automated control/manufacturing equipment and facility security/ environmental control equipment. The review conducted by the Company evaluated the operating systems, application software and IT and non-IT hardware used in each of the six types of identified systems. The Company estimates that approximately 95% of its Y2K testing and remediation plan has been completed. The Company expects to substantially complete its Y2K testing and remediation plan by the end of October 1999.

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

Costs

The Company is primarily relying upon internal resources to implement its Y2K readiness plan and to upgrade and/or replace IT and non-IT systems that the Company believes might be subject to the Y2K Issue. Accordingly, much of the cost associated with its Y2K efforts have been incurred through the reallocation of the Company's internal resources. Over approximately the past three fiscal years and through the end of the second quarter of calendar 1999, the Company estimates that it has expended approximately $1.5 million in allocated internal resources and incremental costs for routine IT and non-IT hardware and software replacements. All of these hardware and software replacements have been Y2K compliant. The Company will continue its routine upgrading of IT and non-IT hardware and software during calendar 1999, all of which will also be Y2K compliant. The estimated costs of allocated internal resources and routine systems upgrades during the remainder of the year ending January 31, 2000 will be less than $500,000. The Company believes that the prospective costs of Y2K compliance will not have a material adverse impact on its financial position or results of operations. This conclusion is based, in part, upon the Company's belief that it will not incur significant Y2K related costs on behalf of third parties with which the Company conducts business. The Company expects cash flows from operations to be sufficient to fund the costs associated with Y2K compliance.

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

     NOT APPLICABLE


ITEM 3 - Defaults Upon Senior Securities

     NOT APPLICABLE


ITEM 4 - Submission of Matters to a Vote of Security Holders

     An annual meeting of stockholders was held on May 27, 1999.
Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:

     a) Election of Donald K. Miller as a Class I Director to hold office for a term expiring at the 2002 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

             For            Against       Withheld Authority
          ----------        -------       ------------------
          10,312,348          -0-               40,772

     b) Election of Andrew B. Schmitt as a Class I Director to hold office for a term expiring at the 2002 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

             For            Against       Withheld Authority
          ----------        -------       ------------------
          10,291,878          -0-               61,242

     c) Ratification and approval of the selection of the accounting firm of Deloitte and Touche LLP as the independent auditors of the Company for the fiscal year ended January 31, 2000:

             For            Against       Withheld Authority
          ----------        -------       ------------------
          10,300,120         14,858             38,142

ITEM 5 - Other Information

     NONE


ITEM 6 - Exhibits and Reports on Form 8-K

     The exhibits filed with or incorporated by reference in this report are listed below:

     Exhibit No.   Description
     -----------   -----------


     27(1)      Financial Data Schedule

                       * * * * * * * * * *


                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LAYNE CHRISTENSEN COMPANY
                                            (Registrant)



DATE:   September 13, 1999       /s/ A. B. Schmitt
                                 ------------------------------
                                 A.B. Schmitt, President
                                 and Chief Executive  Officer



DATE:   September 13, 1999       /s/ Jerry W. Fanska
                                 -------------------------------
                                 Jerry W. Fanska, Vice President
                                   Finance and Treasurer

EXHIBIT INDEX

      Exhibit No.    Description
      -----------    -----------


         27(1)       Financial Data Schedule.