Form 10-Q
period 1999-10-31
LAYNE CHRISTENSEN CO
filed 1999-12-14
CIK 888504

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1999

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                     -----------------------

                 Commission File Number 33-48432


                    LAYNE CHRISTENSEN COMPANY
      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)
            Delaware                          48-0920712
-------------------------------      ----------------------------
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)           Identification No.)

1900 Shawnee Mission Parkway, Mission Woods, Kansas       66205
----------------------------------------------------   ----------
Address of principal executive offices)                (Zip Code)

                          913) 362-0510
      (Registrant's telephone number, including area code)

                         NOT APPLICABLE
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)
                     -----------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X .  No    .

     There were 11,691,128 shares of common stock, $.01 par value per share, outstanding on December 9, 1999.

                             PART I
ITEM 1.   Financial Statements

              LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)
                                                October 31,     January 31,
                                                   1999             1999
                                                ----------      -----------
ASSETS
Current assets:
 Cash and cash equivalents                      $   3,700      $   2,094
 Customer receivables, less allowance
  of $3,505 and $3,064, respectively               47,384         42,057
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                 9,633          7,854
 Inventories                                       31,287         31,286
 Deferred income taxes                              9,900          9,571
 Other                                              8,696          8,991
                                                ---------      ---------
         Total current assets                     110,600        101,853
                                                ---------      ---------
Property and equipment:
 Land                                               9,229          9,340
 Buildings                                         16,459         16,490
 Machinery and equipment                          167,388        163,227
                                                ---------      ---------
                                                  193,076        189,057
Less - Accumulated depreciation                  (108,768)       (96,217)
                                                ---------      ---------
         Net property and equipment                84,308         92,840
                                                ---------      ---------
Other assets:
 Investment in foreign affiliates                  19,423         19,732
 Goodwill and other intangible assets,
  at cost less accumulated amortization            33,603         32,755
 Other                                              4,424          4,323
                                                ---------      ---------
         Total other assets                        57,450         56,810
                                                ---------      ---------
                                                $ 252,358      $ 251,503
                                                =========      =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (in thousands, except share and per share data)
                                                  October 31,     January 31,
                                                      1999          1999
                                                 -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                 $   16,852      $   17,202
 Current maturities of long-term debt                 3,571             -
 Accrued compensation                                13,094          11,223
 Accrued insurance expense                            7,696           7,298
 Other accrued expenses                               9,943          11,519
 Billings in excess of costs and estimated
   earnings on uncompleted contracts                  9,480           8,400
                                                 ----------       ---------
    Total current liabilities                        60,636          55,642
                                                 ----------       ---------
Noncurrent and deferred liabilities:
Long-term debt                                       60,429          63,500
 Deferred income taxes                                2,617           2,283
 Accrued insurance expense                            5,474           5,454
 Other                                                2,426           2,439
 Minority interest                                   10,370           8,915
                                                  ---------       ---------
    Total noncurrent and deferred liabilities        81,316          82,591
                                                  ---------       ---------
Contingencies
Stockholders' equity:
 Preferred stock, par value $.01 per share,
  5,000,000 shares authorized, none issued
  and outstanding                                       -              -
 Common stock, par value $.01 per share, 30,000,000
  shares authorized, 11,691,128 and 11,641,192
  shares issued and outstanding, respectively           117             116
 Capital in excess of par value                      83,464          83,095
 Retained earnings                                   33,071          36,815
 Accumulated other comprehensive loss                (6,094)         (6,604)
 Notes receivable from management stockholders         (152)           (152)
                                                  ---------       ---------
    Total stockholders' equity                      110,406         113,270
                                                  ---------       ---------
                                                  $ 252,358       $ 251,503
                                                  =========       =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF INCOME
         (in thousands, except share and per share data)

                                      Three Months           Nine Months
                                    Ended October 31,     Ended October 31,
                                     1999       1998       1999       1998
                                   ---------  ---------  ---------   ---------
Revenues:
Net service revenues              $ 66,825    $ 69,235   $ 202,395   $ 203,769
Net product sales                    4,146       5,216      11,847      17,709
                                  --------    --------   ---------   ---------
    Total                           70,971      74,451     214,242     221,478
                                  --------    --------   ---------   ---------
Cost of revenues (exclusive of
 depreciation shown below):
  Cost of service revenues          48,774      49,440     147,051     144,816
  Cost of product sales              3,281       4,091       9,256      13,673
                                  --------    --------   ---------   ---------
    Total                           52,055      53,531     156,307     158,489
                                  --------    --------   ---------   ---------
Gross profit                        18,916      20,920      57,935      62,989
Selling, general and
 administrative expenses            13,327      11,938      40,265      35,877
Depreciation and amortization        5,861       5,627      17,494      16,381
                                  --------    --------   ---------   ---------
Operating income (loss)               (272)      3,355         176      10,731

Other income (expense):
 Equity in earnings (losses) of
  foreign affiliates                   (35)       (985)        (90)        799
 Interest                           (1,190)     (1,257)     (3,558)     (3,760)
 Other, net                            150       1,078         627       1,105
                                  --------    --------   ---------   ---------
Income (loss) before income taxes   (1,347)      2,191      (2,845)      8,875
Income tax expense                     128       1,054         640       3,727
Minority interest, net of income
 taxes                                 121         -          (259)        -
 Net income (loss)                $ (1,354)   $  1,137   $  (3,744)  $   5,148
                                  ========    ========   =========   =========

Basic earnings (loss) per share   $   (.12)   $    .10   $    (.32)  $     .44
                                  ========    ========   =========   =========
Diluted earnings (loss) per share $   (.12)   $    .10   $    (.32)  $     .43
                                  ========    ========   =========   =========
Weighted average number of
 common and dilutive equivalent
 shares outstanding:
  Weighted average shares
   outstanding                  11,691,000  11,641,000  11,667,000  11,638,000
  Dilutive stock options            -          127,000        -        272,000
                                ----------  ----------  ----------  ----------
                                11,691,000  11,768,000  11,667,000  11,910,000
                                ==========  ==========  ==========  ==========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                          (in thousands)
                                                           Nine Months
                                                         Ended October 31,
                                                      ------------------------
                                                         1999          1998
                                                      ----------    ----------
Cash flow from operating activities:
 Net income (loss)                                    $ (3,744)     $  5,148
 Adjustments to reconcile net income (loss) to
  cash from operations:
   Depreciation and amortization                        17,494        16,381
   Deferred income taxes                                   (71)       (1,893)
   Equity in (earnings) losses of foreign affiliates        90          (799)
   Dividends received from foreign affiliates              271           652
   Minority interest                                       399            -
   Gain from disposal of property and equipment           (638)       (1,282)
   Changes in current assets and liabilities
    (exclusive of effects of acquisitions):
      (Increase) decrease in customer receivables       (5,132)          455
      (Increase) decrease in cost and estimated
       earnings in excess of billings on
       uncompleted contracts                            (1,760)          808
     (Increase) decrease in inventories                     30          (290)
     (Increase) decrease in other current assets           297        (4,822)
     Decrease in accounts payable and
       accrued expenses                                   (272)      (10,709)
     Increase in billings in excess of costs and
       estimated earnings on uncompleted contracts         923         1,383
   Other, net                                              209           663
                                                      --------      --------
Cash from operating activities                           8,096         5,695
                                                      --------      --------
Cash flow from investing activities:
 Additions to property and equipment                    (7,296)      (13,097)
 Proceeds from disposal of property and equipment        1,563         3,833
 Acquisitions of businesses, net of cash acquired         (889)       (6,293)
 Purchase of available for sale investments                 -           (324)
 Investment in joint venture                              (293)          -
                                                      --------      --------
 Cash used in investing activities                      (6,915)      (15,881)
                                                      --------      --------
Cash flow from financing activities:
 Net borrowings under revolving facility                   500         9,500
 Payments on notes receivable from management
  stockholders                                              -             23
                                                      --------      --------
 Cash from financing activities                            500         9,523
                                                      --------      --------
Effects of exchange rate changes on cash                   (75)          789
                                                      --------      --------
Net increase in cash and cash equivalents                1,606           126
Cash and cash equivalents at beginning of period         2,094         2,954
                                                      --------      --------
Cash and cash equivalents at end of period            $  3,700      $  3,080
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

The net amounts paid for income taxes and interest are as follows
(in thousands):

                             Nine Months Ended October 31,
                             -----------------------------
                              1999                   1998
                             ------                 ------
     Income taxes            $   -                  $5,800
     Interest                 4,147                  3,686

During the first quarter of fiscal 2000, the Company issued 5,845 shares of common stock and 39,812 stock options to employees related to fiscal 1999 compensation awards. The total value of these awards was approximately $87,000, which was accrued at January 31, 1999.

2.   Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):
                                                 As of
                                       --------------------------
                                       October 31,    January 31,
                                          1999           1999
                                       -----------    -----------
 Raw materials                         $    1,477     $    1,627
 Work in process                              412          1,788
 Finished products, parts and supplies     29,398         27,871
                                       ----------     ----------
     Total                             $   31,287     $   31,286
                                       ==========     ==========

3.   Comprehensive Income

Components of comprehensive income (loss) are summarized as follows (in thousands):

                                        Three Months          Nine Months
                                     Ended October 31,      Ended October 31,
                                     -----------------      -----------------
                                      1999      1998          1999      1998
                                     -------   ------       -------   -------
Net income (loss)                    $(1,354)  $  1,137     $(3,744)  $ 5,148
Other comprehensive income (loss),
 net of taxes:
  Foreign currency translation
   adjustments                          (136)      (172)        646    (2,213)
  Unrealized loss on available
   for sale investments                  131       (603)       (209)   (1,067)
  Change in unrecognized pension
   liability                              24         24          73        73
                                     -------    -------     -------   -------
Comprehensive income (loss)          $(1,335)   $   386     $(3,234)  $ 1,941
                                     =======    ========    =======   =======

The components of accumulated other comprehensive loss for the nine months ended October 31, 1999 are as follows (in thousands):


                                                                    Accumulated
                           Cumulative   Unrealized   Unrecognized     Other
                           Translation    Loss On       Pension    Comprehensive
                            Adjustment  Investments   Liability    Income (Loss)
                           -----------  -----------  -----------   -------------
Balance, February 1, 1999  $   (5,202)  $     (822)  $     (580)    $    (6,604)
Period Change                     646         (209)          73             510
                           ----------   ----------   ----------     -----------
Balance, October 31, 1999  $   (4,556)  $   (1,031)  $     (507)    $    (6,094)
                           ==========   ==========   ==========     ===========

4.   Operating Segments

The Company is a multi-national company operating predominantly in two operating segments. The first operating segment includes the Company's drilling operations with wholly owned operations in the United States, Australia, East Africa, Mexico, Canada, Italy, Indonesia and Thailand, as well as a 50%-owned joint venture in West Africa, which are consolidated into the Company's October 31, 1999 financial statements. The drilling operation segment derives its revenues from water well drilling and maintenance, mineral exploration drilling, geotechnical drilling and environmental drilling and services. The second operating segment includes the manufacturing and supply of drilling equipment, parts and supplies. The manufacturing and supply operations are primarily in the United States.

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

                                                 Nine Months Ended
                                                     October 31,
                                             ---------------------------
                                                1999             1998
                                             ----------       ----------
REVENUES
  Drilling
       United States                         $ 163,170        $ 147,895
       Foreign:
            Canada                               3,814            9,574
            Australia                            7,257            9,771
            Africa                              21,090           28,655
            Other foreign                        7,064            7,874
                                             ---------        ---------
                 Total Foreign                  39,225           55,874
                                             ---------        ---------
                     Total Drilling            202,395          203,769
                                             ---------        ---------
  Manufacturing and Supply                      19,674           27,739
  Intersegment revenues                         (7,827)         (10,030)
                                             ---------        ---------
        Total Manufacturing and Supply          11,847           17,709
                                             ---------        ---------
                  Total Revenues             $ 214,242        $ 221,478
                                             =========        =========
OPERATING INCOME
  Drilling
       United States                         $  12,282        $  10,928
       Foreign:
            Canada                                (107)           1,674
            Australia                           (1,103)            (392)
            Africa                              (2,750)             513
            Other foreign                       (1,185)            (319)
                                             ---------        ---------
                 Total Foreign                  (5,145)           1,476
                                             ---------        ---------
                      Total Drilling             7,137           12,404
                                             ---------        ---------
  Manufacturing and Supply                      (1,972)           1,660
  Corporate                                     (4,989)          (3,333)
                                             ---------        ---------
        Total Operating Income               $     176        $  10,731
                                             =========        =========

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

6.   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement, effective for all fiscal quarters of fiscal years beginning after June 15, 2000, is not expected to have a material impact on the Company's consolidated financial statements.

7.   Other Items

In May, 1998, the Company entered into an interest rate Swap Agreement (the "Swap Agreement") with Bank of America National Trust and Savings Association ("BofA"). The Swap Agreement effectively fixed the interest rate on $25,000,000 of the Company's outstanding indebtedness under its credit agreement. Effective as of August 16, 1999, the Swap Agreement was terminated. The effect of this termination on the Company's consolidated results of operations was not material.

     ======================================================

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial ConditionCautionary Language Regarding Forward-Looking StatementsThis Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements are indicated by words or phrases such as "anticipate," "estimate," "project," "believe," "intend," "expect," "plan" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various metals, unanticipated slowdowns in the Company's major markets, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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




                                                                    Period-to-
                              Three Months         Nine Months        Period
                             Ended October 31,  Ended October 31,     Change
                              1999     1998      1999     1998     Three   Nine
                             ------   ------    ------   ------   Months  Months
                                                                  ------  ------
Revenues:

 Water  well  drilling and
   maintenance                52.3%    49.6%     52.8%    47.4%     0.3     7.9
 Mineral exploration drilling 22.4     26.3      22.2     28.4    (18.9)   24.4)
 Geotechnical  construction   12.0      9.3      12.2      8.9     23.2    31.1
 Environmental  drilling       7.4      7.8       7.2      7.3     (8.9)   (4.0)
 Other  services               0.1       -        0.1       -        *       *
                             -----    -----     -----    -----
   Total service revenues     94.2     93.0      94.5     92.0     (3.5)   (0.7)
 Product  sales                5.8      7.0       5.5      8.0    (20.5)  (33.1)
                             -----    -----     -----    -----
Total revenues               100.0%  100.0%     100.0%   100.0%    (4.7)   (3.3)
                             =====   =====      =====    =====
Cost of revenues:
 Cost of service revenues     73.0%   71.4%      72.7%    71.1%    (1.3)    1.5
 Cost of product  sales       79.1    78.4       78.1     77.2    (19.8)  (32.3)
                             -----   -----      -----    -----
   Total cost of revenues     73.3    71.9       73.0     71.6     (2.8)   (1.4)
                             -----   -----      -----    -----
Gross  profit                 26.7    28.1       27.0     28.4     (9.6)   (8.0)
Selling, general and
 administrative expenses      18.8    16.0       18.8     16.2     11.6    12.2
Depreciation and
 amortization                  8.3     7.6        8.1      7.4     71.9    38.4
                             -----   -----      -----    -----
Operating income (loss)       (0.4)    4.5        0.1      4.8   (108.1)  (98.4)
Other income (expense):
 Equity in earnings (losses)
  of foreign affiliates         -     (1.3)        -       0.4    (96.4) (111.3)
 Interest                     (1.7)   (1.7)      (1.7)    (1.7)    (5.3)   (5.4)
 Other, net                    0.2     1.4        0.3      0.5       *       *
                             -----   -----      -----    -----
Income (loss) before
 income taxes                 (1.9)    2.9       (1.3)     4.0   (161.5) (132.1)
Income tax expense             0.2     1.4        0.3      1.7    (87.9)  (82.8)
Minority interest
 (net of tax)                  0.2      -        (0.1)      -        *       *
Net  income (loss)            (1.9)    1.5%      (1.7)%    2.3%  (219.1) (172.7)
__________________
*  Not meaningful.


RESULTS OF OPERATIONS

Revenues for the three months ended October 31, 1999 decreased $3,480,000, or 4.7%, to $70,971,000 while revenues for the nine months ended October 31, 1999 decreased
$7,236,000, or 3.3%, to $214,242,000 from the three and nine months, respectively, ended October 31, 1998.

Water well drilling and maintenance revenues increased 0.3%, to $37,083,000, and 7.9%, to $113,161,000, for the three and nine months, respectively, ended October 31, 1999 compared to revenues of $36,964,000 and $104,912,000 for the three and nine months, respectively, ended October 31, 1998. The increase in revenues for the nine months ended October 31, 1999 was primarily the result of the acquisition of certain assets of Hydro Group, Inc., a New Jersey-based drilling contractor, in March 1998 (the "Hydro Acquisition") and various other smaller acquisitions made since the fourth quarter of last year.

Mineral exploration drilling revenues decreased 18.9%, to $15,865,000, and 24.4%, to $47,536,000, for the three and nine months, respectively, ended October 31, 1999, from $19,570,000 and $62,912,000 for the three and nine months, respectively, ended October 31, 1998. The decrease was primarily a result of the continued lower demand for the Company's services as a result of lower exploration and development activities conducted by mining companies.

Geotechnical construction revenues increased 23.2%, to $8,517,000, and 31.1%, to $25,989,000, for the three and nine months, respectively, ended October 31,1999 compared to revenues of $6,912,000 and $19,829,000 for the three and nine months, respectively, ended October 31, 1998. The increase in geotechnical revenues was primarily a result of the Company's continued development of recently purchased technologies to serve this market.

Environmental drilling revenues decreased 8.9%, to $5,273,000, and 4.0%, to $15,466,000, for the three and nine months, respectively, ended October 31, 1999 from $5,789,000 and $16,116,000 for the three and nine months, respectively, ended October 31, 1998. The decrease was largely attributable to a number of larger and more technically demanding projects that were completed in the prior year.

Product sales decreased 20.5%, to $4,146,000, and 33.1%, to $11,847,000, for the three and nine months, respectively, ended October 31, 1999 from $5,216,000 and $17,709,000 for the three and nine months, respectively, ended October 31, 1998. The decrease was attributed to decreased activity in the mining industry as previously discussed.

Gross profit was 26.7% and 27.0% of revenues for the three and nine months, respectively, ended October 31, 1999 compared to 28.1% and 28.4% for the same periods last year. The decrease in gross profit was primarily attributed to reduced profits at the Company's manufacturing facility and at the Company's mineral exploration locations in Australasia and Africa. Additionally, excluding certain large international projects which were completed during the second quarter of last year, gross profit as a percentage of revenues would have been 27.6% for the nine months ended October 31, 1998.

Selling, general and administrative expenses increased to $13,327,000 and $40,265,000 (or 18.8% and 18.8%, of revenues) for the three and nine months, respectively, ended October 31, 1999 compared to $11,938,000 and $35,877,000 (or 16.0% and 16.2% of
revenues) for the three and nine months, respectively, ended October 31, 1998. The period-to-period dollar increases were primarily a result of increased expenses arising from various small acquisitions made during the year. The increases as a percentage of revenue were primarily due to relatively higher levels of fixed and semi-variable costs related to the Company's products' business and certain international mineral exploration operations.

Depreciation and amortization increased to $5,861,000 and $17,494,000 for the three and nine months, respectively, ended October 31, 1999 compared to $5,627,000 and $16,381,000 for the same periods last year. The increase in depreciation was primarily a result of additions to property and equipment and assets acquired in various small acquisitions.

Equity in earnings (losses) of foreign affiliates was $(35,000) and $(90,000) for the three and nine months, respectively, ended October 31, 1999, compared to $(985,000) and $799,000 for the same periods last year. The decrease in losses for the three months ended October 31, 1999 was primarily due to cost cutting efforts undertaken by the Company's affiliates in response to the depressed minerals market mentioned above. The decrease in earnings for the nine months ended October 31, 1999 was primarily a result of lower exploration and development activities conducted by mining companies in Latin America.

Interest expense decreased $67,000 and $202,000 for the three and nine months, respectively, ended October 31, 1999 as compared to the same periods in the prior year. The decrease was primarily a result of a reduction in the Company's average borrowings during the periods.

Income tax expense was $195,000 and $500,000 for the three and nine months, respectively, ended October 31, 1999, compared to $1,054,000 and $3,727,000 for the same periods last year. The unusual effective rates for the three and nine month periods were primarily a result of the increased impact of certain non-deductible expenses in light of lower taxable earnings in the respective periods, combined with a reduction in the amount of earnings from certain foreign affiliates and subsidiaries relative to the Company's overall earnings.

CHANGES IN FINANCIAL CONDITION

Cash from operations was $8,096,000 for the nine months ended October 31, 1999 compared to $5,695,000 for the same period last year. The prior year reflects payments made on current liabilities related to certain acquisitions made during fiscal 1999. Additions to property and equipment were $7,296,000 for the nine-month period ended October 31, 1999.

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

Readiness

In the fall of 1995, the Company initiated efforts to become Y2K compliant. These efforts included, in part, a review of six types of IT and non-IT systems that the Company believed might be subject to the Y2K Issue. The identified systems included personal computers, networks, mainframes, telecommunication equipment, automated control/manufacturing equipment and facility security/ environmental control equipment. The review conducted by the Company evaluated the operating systems, application software and IT and non-IT hardware used in each of the six types of identified systems. The Company believes it is substantially complete with its Y2K testing and remediation plan.

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

Costs

The Company is primarily relying upon internal resources to implement its Y2K readiness plan and to upgrade and/or replace IT and non-IT systems that the Company believes might be subject to the Y2K Issue. Accordingly, much of the cost associated with its Y2K efforts have been incurred through the reallocation of the Company's internal resources. Over approximately the past three fiscal years and through the end of the third quarter of calendar 1999, the Company estimates that it has expended approximately $1.5 million in allocated internal resources and incremental costs for routine IT and non-IT hardware and software replacements. All of these hardware and software replacements have been Y2K compliant. The Company will continue its routine upgrading of IT and non-IT hardware and software during calendar 1999, all of which will also be Y2K compliant. The estimated costs of allocated internal resources and routine systems upgrades during the remainder of the year ending January 31, 2000 will be less than $500,000. The Company believes that the prospective costs of Y2K compliance will not have a material adverse impact on its financial position or results of operations. This conclusion is based, in part, upon the Company's belief that it will not incur significant Y2K related costs on behalf of third parties with which the Company conducts business. The Company expects cash flows from operations to be sufficient to fund the costs associated with Y2K compliance.

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

     NOT APPLICABLE


ITEM 3 - Defaults Upon Senior Securities

     NOT APPLICABLE


ITEM 4 - Submission of Matters to a Vote of Security Holders

     NONE


ITEM 5 - Other Information

     NONE


ITEM 6 - Exhibits and Reports on Form 8-K

     The exhibits filed with or incorporated by reference in this report are listed below:

     Exhibit No.   Description
     -----------   ------------
        27(1)      Financial Data Schedule

                      * * * * * * * * *

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  LAYNE CHRISTENSEN COMPANY
                                  ------------------------------
                                           (Registrant)

DATE:  December 13, 1999          /s/ A. B. Schmitt,
                                  -------------------------------
                                  A.B. Schmitt, President
                                    and Chief Executive Officer

DATE:  December 13, 1999          /s/ Jerry W. Fanska
                                  -------------------------------
                                  Jerry W. Fanska, Vice President
                                    Finance and Treasurer

     Exhibit No.   Description
     -----------   ------------
        27(1)      Financial Data Schedule