Form 10-K
period 2000-01-31
LAYNE CHRISTENSEN CO
filed 2000-04-28
CIK 888504

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K
                                   (Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended January 31, 2000.

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from _______________ to __________________.

                         Commission file number: 0-20578

                            Layne Christensen Company
             (Exact name of registrant as specified in its charter)


                     DELAWARE                             48-0920712
                  -----------------                    ---------------
    (State or other jurisdiction           (I.R.S. Employer Identification No.)
    of incorporation or organization)

 1900 Shawnee Mission Parkway, Mission Woods, Kansas               66205
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the 3,685,068 shares of Common Stock of the Registrant held by non-affiliates of the Registrant on April 3, 2000, computed by reference to the closing sale price of such stock as reported on the NASDAQ National Market System, was $17,964,706. At April 3, 2000, there were 11,691,129 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated parts of this report: definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A--Part III.

                                     PART I

Item 1. Business

General

         Layne Christensen Company provides drilling services and related products and services in four principal markets: water-related products and services, mineral exploration drilling, geotechnical construction and oil and gas services and production. Layne Christensen's customers include municipalities, industrial companies, mining companies, oil and gas companies and consulting and engineering firms located principally in the United States, Canada, Mexico, Australia, Africa and South America.

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

Market Overview

         The principal markets in which the Company operates are: water-related products and services, mineral exploration drilling, geotechnical construction and oil and gas services and production. In addition, the Company's mineral exploration drilling includes drill and blast operations used in mine development. For purposes of this Form 10-K, the phrase "mineral exploration drilling" includes drill and blast operations, unless otherwise noted. The characteristics of each of these markets vary, particularly with respect to the maturity and cyclicality of the market in various geographic areas. In each of these markets, however, the purchaser of drilling services and products generally demands technical expertise, knowledge of local geological conditions, project management skills, access to significant amounts of capital equipment and cost effective pricing. See Note 11 to the Consolidated Financial Statements for certain financial information about the Company's services and products operating segments and its foreign operations.

     Water-Related Services and Products

         Through its Integrated Groundwater Services Division ("IGS"), the Company markets a full line of water-related services and products, including hydrological studies and related engineering services, water well design, water well drilling and development, pump sales, installation and service and repair and maintenance. The Company has recently expanded this market to include large diameter Ranney(R) collector wells, design and construction of water treatment facilities and the manufacture and sale of water treatment products. In addition, the Company's environmental services related to the assessment and monitoring of groundwater contaminants are included within this market.

         Demand for the design and construction of water treatment facilities is driven by the economies and efficiencies gained through the bundling of design, build and operate services traditionally performed by independent service providers. The Company is targeting the same customer base it has serviced in its traditional water service businesses. The Company competes with engineering and consulting firms in this market.

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

         Demand for the Company's environmental products and environmental drilling services is driven by public concern over groundwater contamination and resulting regulatory requirements to investigate and remediate contaminated sites and aquifers. Environmental drilling services are utilized to assess, investigate, monitor and improve water quality and pumping capacity. Customers are typically national and regional consulting firms engaged by federal and state agencies as well as industrial companies that need to assess or clean up groundwater contamination sources.

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

         In recent years, important changes in the international mining industry have led to the development and growth of mineral exploration in developing regions of the world, including Africa, Asia and South America. Certain countries, such as Chile and Peru, have liberalized their mining codes to permit foreign investment, and investment conditions generally have improved in those countries. At the same time, stricter environmental permitting rules in the United States and Canada have delayed or blocked the development of certain projects forcing mining companies to look overseas for growth. In addition, technological advancements now allow development of mineral resources previously regarded as uneconomical. The mining exploration industry has also increased its focus on these areas due to their early stage of mining development, relative to the more mature mining regions of the world such as the United States and South Africa.

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

     Geotechnical Construction Services

         Geotechnical construction services are used to modify weak and unstable soils, decrease water flow in bedrock and provide support and groundwater control for excavation. Methods used include cement and chemical grouting, vibratory ground improvement and ground freezing, techniques for stabilizing soils; jet grouting, a high-pressure method for providing subsurface support; and dewatering, a method for lowering the water table. Geotechnical construction services are important during the construction of dams, tunnels, shafts, water lines, subways and other civil construction projects. Demand for geotechnical construction services is driven primarily by the demand for these infrastructure improvements. The customers for these services are primarily heavy civil construction contractors, governmental agencies, mining companies and the industrial sector. The geotechnical construction services industry is highly fragmented.

     Oil and Gas

         The Company's oil and gas operations offer conventional oil field fishing services, coil tubing fishing services and resonance technology solutions for stuck tubulars. In addition, these operations include land-based oil and gas exploration activities in the Gulf of Mexico region. The Company's services in these operations are offered to oil and gas companies. The market for these services includes both land and offshore open hole and cased hole activities.

         Demand for oil and gas services is driven by the demand for identifying, defining and developing underground oil and gas reserves. Factors influencing the demand for oil and gas services include consumption levels for these commodities, growth in the economies of developing countries, international political conditions, commodity prices, the economic feasibility of oil and gas exploration and production, the discovery rate of new oil and gas reserves and the ability of oil and gas companies to access capital for their activities.

Business Strategy

         The Company's growth strategy is to expand its current geographic markets and enter into new business lines that build on the Company's core competencies. Key elements of this strategy are as follows:

     Expand Traditional Water Services to Include Design, Build, Own and Operate Services

     Layne Christensen is currently the largest provider of water well drilling services in the United States, operating in all regions of the country. In addition, the Company offers many services related to water well drilling including hydrological studies, site selection, well design, design and construction of water treatment facilities and large diameter Ranney(R) collector wells and water treatment products. The Company's growth strategy is to bundle its traditional products and service offerings and market the combination downstream to the design, build, own and operate market for water treatment and distribution facilities. The Company believes that by combining these services into one turnkey project, the customer can expedite the typical design, build project and achieve economies and efficiencies over traditional unbundled services.

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

     Expand Water Well Drilling Internationally

         The Company intends to build its groundwater business internationally by leveraging the mineral exploration services that it currently provides to mining customers. Mining companies frequently need to implement a dewatering program that requires the installation of wells to remove groundwater from the mine excavation or to construct a groundwater well to obtain process water for use in connection with mining activities. For example, the Company completed a project through one of the Company's Chilean affiliates for the completion of multiple water production wells in the Collahuasi mine in Northern Chile, with technical support provided through Layne Christensen. Many developing countries also have significant and growing requirements to access groundwater to satisfy their potable water needs. In all of its regions, the Company intends to concentrate on large scale industrial and government water well drilling projects.

     Expand Presence in Geotechnical Construction Services

         In the geotechnical construction services market, the Company intends to leverage its drilling capabilities, industry contacts, reputation, project management skills and growing geographic presence to expand this business. In particular, the Company's strategy is to focus on relatively larger, technically demanding projects using its grouting, jet grouting, vibratory ground improvement and ground freezing capabilities.

     Expand Presence in Domestic Oil and Gas Industry

         The Company expects to continue to invest in new business opportunities within the domestic oil and gas industry. Although the size and scope of the companies acquired to-date have been relatively small, the Company believes this new division has potential for future growth.

Services and Products

         Layne Christensen's current business is divided into four primary areas: water-related products and services; mineral exploration drilling services and products; geotechnical construction services; and oil and gas services and production.

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

     Water-Related Services and Products

         Integrated Groundwater Services

         The Company provides a full range of services for the design and construction of water treatment facilities, including hydrological studies, site selection, well field design and facilities construction and operation. In addition to water treatment plants, these services are provided in connection with the Company's large diameter Ranney(R) collector wells, surface water intakes, pumping stations and well houses. The Company has the capability to design, build, own and operate the complete water supply system. In addition, the Company offers non-recourse financing options for these services to its traditional municipal and industrial customers.

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

     As part of its water well drilling and installation business, the Company sells a wide variety of pumps manufactured by third parties, including vertical turbine, submersible, shortcoupled and horizontal centrifugal pumps. The Company also sells and installs water treatment equipment, which is typically installed at or near the wellhead, including chlorinators, aerators, filters and controls. In addition, the Company sells miscellaneous supplies manufactured by the Company as well as third parties for use in the water well drilling industry, including well casing, well screens, drill pipe and bits, drilling fluids and well cleaning supplies.

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

         Products

         With its acquisition of CBC, the Company expanded its operations to include the manufacture and marketing of drill rigs and drill bits used by the Company and third party drilling contractors involved in mineral exploration and mine development in various parts of the world. The Company uses its experience gained from completing a wide range of drilling projects to design products, particularly drill bits, that are well suited to current drilling applications, and from time to time, will design and manufacture products for custom applications. The Company's products are designed and manufactured to meet its own rigid standards of quality and utility as well as the standards of various trade associations.

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

     Geotechnical Construction Services

         Geotechnical construction services include those services provided by the Company to the heavy civil construction market to provide ground modification for construction work in unstable soils during the construction of dams, tunnels, shafts and other civil construction projects. Services offered include cement and chemical grouting, jet grouting, drain hole drilling, installation of ground anchors, tie backs, rock bolts and instrumentation. The Company offers expertise in selecting the appropriate support techniques to be applied in various geological conditions. In addition, the Company has extensive experience in the placement of measuring devices capable of monitoring water levels and ground movement.

         The Company also offers artificial ground freezing capabilities, typically utilized as an alternative method to dewatering large diameter excavation and tunneling projects. As an example of an application for this technology, the Company completed a project for Echo Bay Mines Ltd. to construct a subsurface frozen earth barrier around a future open pit gold mine in Timmins, Ontario, Canada.

Operations

         The Company operates on a decentralized basis, with approximately 78 sales and operations offices located in most regions of the United States as well as in Canada, Australia, Africa, Mexico, Italy and Thailand. In addition, the Company, through its foreign affiliates, operates out of locations in Mexico, South America and Europe.

         The Company is primarily organized domestically by geographic regions, with an eastern and western regional vice president, a vice president responsible for integrated groundwater services and geotechnical services and a vice president responsible for products/international locations. District managers are in charge of individual district office profit centers. The district managers report to their respective regional vice president on a regular basis. Each district office employs a field superintendent who is in charge of projects in the field and sales engineers who are responsible for marketing the Company's services in their district as well as for monitoring the progress of projects. The Company has formed and staffed a business development team for its integrated groundwater services initiatives. The Company does not conduct significant marketing activities for its traditional water well and mineral exploration drilling services. Instead, the Company's sales engineers cultivate and maintain contacts with existing and potential customers. In this way, the Company learns of and is in a position to compete for proposed drilling projects in the region.

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

         In the water-related services and products line, the Company's customers are typically municipalities and local operations of industrial businesses. Of the Company's water-related services and products revenues in fiscal 2000, approximately 51% were derived from municipalities and approximately 13% were derived from industrial businesses while the balance was derived from other customer groups. The term "municipalities" is used to include local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, the Company targets customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which the Company believes it has competitive advantages over its competitors due to its drilling expertise and financial resources.

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

         In its geotechnical construction services product line, the Company's customers are primarily heavy civil construction contractors, governmental agencies, mining companies and industrial companies. The Company often acts as a specialty subcontractor when it provides geotechnical construction services.

         In its oil and gas services line, the Company's customers are primarily oil and gas companies that conduct exploration and production activities in the Gulf of Mexico region.

Backlog

         The Company's backlog consists of executed service and product purchase contracts, or portions thereof, not yet performed by the Company. The Company believes that its backlog does not have any significance other than as a short-term business indicator because substantially all of the contracts comprising the backlog are cancelable for, among other reasons, the convenience of the customer. The Company's backlog was approximately $75,967,000 at January 31, 2000, compared to approximately $68,787,000 at January 31, 1999. The Company's backlog as of year end is generally completed within the following fiscal year.

Competition

         The Company's competition for its integrated groundwater services division's design and build services are primarily local and national engineering and consulting firms which have traditionally performed engineering services and, in some cases, construction oversight for these activities.

         The Company's competition in the water well drilling business consists primarily of small, local water well drilling operations and some regional competitors. Oil and natural gas well drillers generally do not compete in the water well drilling business because the typical well depths are greater for oil and gas and, to a lesser extent, the technology and equipment utilized in these businesses are different. Only a small percentage of all companies that perform water well drilling services have the technical competence and drilling expertise to compete effectively for high volume municipal and industrial projects, which typically are more demanding than projects in the agricultural or residential well markets. In addition, smaller companies often do not have the financial resources or bonding capacity to compete for large projects. However, there are no proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to the Company. Water well drilling work is usually obtained on a competitive bid basis for municipalities, while work for industrial customers is obtained on a negotiated or informal bid basis.

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

         In its mineral exploration drilling business, the Company competes with a number of drilling companies as well as vertically integrated mining companies that conduct their own exploration drilling or drill and blast activities; some of these competitors have greater capital and other resources than the Company. In the mineral exploration drilling market, the Company competes based on price, technical expertise and reputation. The Company believes it has a well-recognized reputation for expertise and performance in this market, although the Company is not the largest company providing these services on a national or international basis. The Company believes that this market is becoming more competitive, particularly in the United States. Mineral exploration drilling work is typically performed on a negotiated basis. In the market for the Company's manufactured mineral exploration drilling products, the Company's competitors consist of the Boart Longyear Group, an indirect subsidiary of Anglo-American Industrial Corporation, Ltd., and a small number of other manufacturers.

         The geotechnical construction services market is highly fragmented as a result of the large area served, the wide range of techniques offered and the large number and variety of contractors. In this market, the Company competes based upon a combination of reputation, innovation and price.

         In the oil and gas services market, Layne Christensen competes with a number of oil and gas service companies, many of which have greater capital and other resources than the Company. The Company competes in this market based on quality of service, technology, responsiveness and, to a lesser extent, price. The Company's primary competitors in this market are Baker Hughes, Inc., Weatherford International and Smith International, Inc.

Employees and Training

         At January 31, 2000, the Company had 2,739 employees, 230 of whom were hourly employees and members of collective bargaining units represented by locals affiliated with major labor unions in the United States. The Company believes that its relationship with its employees is satisfactory.

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

         On average, the Company's field supervisors and drillers have 15 and 10 years, respectively, of experience with the Company. Many of the Company's professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. The Company believes that its size and reputation allow it to compete effectively for highly qualified professionals.

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

         As of January 31, 2000, the Company (excluding foreign affiliates) owned or leased approximately 600 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This includes rigs used primarily in each of its service lines as well as multi-purpose rigs. In addition, as of January 31, 2000, the Company's foreign affiliates owned or leased approximately 117 drill rigs.


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


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 2000.


Item 4A. Executive Officers of the Registrant

         Executive officers of the Company are appointed by the Board of Directors for such terms as shall be determined from time to time by the Board, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

         Set forth below are the name, age and position of each executive officer of the Company.

          Name              Age                          Position
          ----              ---                          --------
 Andrew B. Schmitt          51         President, Chief Executive Officer and
                                          Director
 Gregory F. Aluce           44         Senior Vice President
 H. Edward Coleman          62         Senior Vice President
 Eric R. Despain            51         Senior Vice President
 Norman E. Mehlhorn         59         Senior Vice President
 Jerry W. Fanska            51         Vice President--Finance and Treasurer
 Kent B. Magill             47         Vice President-General Counsel and
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

         Gregory F. Aluce has served as the Company's Senior Vice President since April 14, 1998 and is responsible for the Company's integrated groundwater services and geotechnical construction services. Mr. Aluce has over 20 years experience in various areas of the Company's operations.

         H. Edward Coleman has served as an officer of the Company since 1976 and as its Senior Vice President since 1985 and is responsible for most of the Company's operations in the eastern half of the country. Mr. Coleman has nearly 40 years experience in various areas of the Company's operations.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded in the over-the-counter market through the NASDAQ National Market System under the symbol LAYN. The stock has been traded in this market since the Company became a publicly-held company on August 20, 1992. The following table sets forth the range of high and low sales prices of the Company's stock by quarter for fiscal 2000 and 1999, as reported by the NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions.

           Fiscal Year 2000                  High                     Low
           ----------------                  ----                     ---
           First Quarter                   $ 7 1/8                 $ 4 5/8
           Second Quarter                    7 1/4                   5 1/2
           Third Quarter                    12 3/8                   6 1/4
           Fourth Quarter                    9 1/2                   5 13/16

           Fiscal Year 1999                  High                     Low
           ----------------                  ----                     ---
           First Quarter                   $17 5/8                 $13 1/4
           Second Quarter                   17 1/4                  11
           Third Quarter                    13                       9
           Fourth Quarter                   12 1/8                   5 7/8

         At March 30, 2000, there were approximately 169 owners of record of the Company's common stock.

         The Company has not paid any cash dividends on its common stock. Moreover, the Board of Directors of the Company does not anticipate paying any cash dividends in the foreseeable future. The Company's future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of the Company and such other factors as the Board of Directors may deem relevant, as well as restrictions under the Credit Agreement between the Company, various financial institutions and Bank of America National Trust and Savings Association as agent ("Credit Agreement"), the Note Agreement between the Company and Massachusetts Mutual Life Insurance Company and other restrictions which may exist under other credit arrangements existing from time to time. The Credit Agreement limits the cash dividends payable by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" under Item 7 and Note 8 of the Notes to Consolidated Financial Statements.


Item 6.  Selected Financial Data

         The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2000 has been derived from the Company's audited Consolidated Financial Statements. During fiscal years 2000, 1999, 1998 and 1996, the Company completed various acquisitions, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company's consolidated results include the effects of the acquisitions from the date of each acquisition. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                    Fiscal Years Ended
                                                                         January 31,
                                        --------------------------------------------------------------------------
                                             2000             1999          1998           1997           1996
                                             ----             ----          ----           ----           ----
Income Statement Data
 (in thousands, except
   per share amounts):
   Revenues                                 $281,445        $284,248      $294,600       $222,853        $167,271
   Cost of revenues
     (exclusive of
     depreciation
     shown below)                            207,105         204,953       213,717        161,602         122,078
                                            --------        --------      --------       --------        --------
   Gross profit                               74,340          79,295        80,883         61,251          45,193
   Selling, general and
     administrative expenses                  53,781          49,938        45,908         38,956          28,260
     Depreciation and
     amortization                             23,016          22,361        15,681         10,974           8,233
                                            --------        --------      --------       --------        --------
   Operating income (loss)                    (2,457)          6,996        19,294         11,321           8,700
   Other income (expense):
     Equity in earnings
       (losses) of foreign
       affiliates                                (27)          1,128         3,022          3,895              -
     Interest                                 (4,818)         (4,987)       (3,618)        (2,447)           (767)
     Other, net                                 (108)            629          (267)           161             407
                                            --------         -------      --------       --------         --------
   Income (loss) before
     income taxes                             (7,410)          3,766        18,431         12,930           8,340
   Income tax expense                             -            2,486         7,004          4,913           3,753
   Minority interest,
     net of taxes                               (255)            (79)           -              -               -
                                            --------         -------      --------       --------        -------
   Net income (loss)                        $ (7,665)        $ 1,201      $ 11,427       $  8,017        $  4,587
                                            ========         =======      ========       ========        ========
   Basic earnings (loss)
     per share                              $  (0.66)        $  0.10      $   1.13       $   0.90        $   0.62
                                            ========         =======      ========       ========        ========
   Diluted earnings (loss)
     per share                              $  (0.66)        $  0.10      $   1.09       $   0.88        $   0.61
                                            ========         =======      ========       ========        ========

                                                                      at January 31,
                                            ---------------------------------------------------------------------
                                            2000            1999           1998          1997             1996
                                            ----            ----           ----          ----             ----
Balance Sheet Data
   (in thousands):
     Working capital                         $ 45,245        $ 46,211       $ 39,661      $ 29,643       $ 26,796
     Total assets                             245,335         251,503        242,852       142,421        134,177
     Long-term debt                            59,929          63,500         57,500        30,314         28,428
     Total stockholders'
       equity                                 106,840         113,270        114,259        62,664         53,972


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

Results of Operations

         The Company substantially consummated the acquisition of Stanley Mining Services Pty., Limited ("Stanley") at the end of July 1997 (the "Stanley Acquisition"). Stanley has been reflected in Layne Christensen's results of operations beginning August 1, 1997. The Stanley Acquisition has been accounted for using the purchase method of accounting.

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

         At the end of each fiscal year, potential impairment with respect to the Company's long-lived assets is reviewed by comparing the sum of undiscounted projected future cash flows attributable to each business unit to the carrying value of the assets of that business unit. Projected future cash flows for each business unit are estimated for a period approximating the remaining lives of that unit's long-lived assets, based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies. Under this analysis, the Company has determined that the cash flows from the mineral exploration business would be sufficient to recover the carrying value of its long-lived assets and, therefore, that the value of such assets is not impaired. The projected future cash flows represent management's best estimates. Because these estimates are based on subjective assumptions, an impairment write-down may be required in the future if the projected future cash flows decline.

         The following table, which is derived from the Company's Consolidated Financial Statements as discussed in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period-to-period. In fiscal 2000, the Company announced the formation of its Integrated Groundwater Services Division. This division is intended to vertically integrate the Company's water well drilling and maintenance and environmental drilling product lines. In conjunction with the formation of this division, service revenues for these product lines for 1999 and 1998 have been reclassified to conform to the 2000 presentation in the following table and in comparisons of fiscal 2000 to fiscal 1999 thereafter.

                                                                                            Period-to-Period
                                                                                                  Change
                                                        Fiscal Years Ended                        ------
                                                             January 31,                     2000         1999
                                                   ---------------------------------          vs.          vs.
Revenues:                                          2000         1999          1998    |      1999         1998
                                                   ----         ----          ----           ----         ----
   Integrated groundwater                                                             |
      services                                      58.8%       55.3%         47.3%   |       5.2%        12.9%
   Mineral exploration drilling                     23.1        27.6          27.1    |     (17.1)        (1.8)
   Geotechnical construction                        12.5         9.7          15.3    |      28.4        (39.3)
   Other services                                     .2           -             -    |       *            *
                                                   -----       -----         -----
        Total service revenues                      94.6        92.6          89.7    |       1.2          (.5)
   Product sales                                     5.4         7.4          10.3    |     (28.0)       (30.2)
                                                   -----       -----         -----
        Total revenues                             100.0%      100.0%        100.0%   |      (1.0)        (3.5)
                                                   =====       =====         =====
Cost of revenues:                                                                     |
   Cost of service revenues                         73.2%       71.8%         72.4%   |       3.3         (1.4)
   Cost of product sales                            79.6        76.4          73.5    |     (25.0)       (27.4)
        Total cost of revenues                      73.6        72.1          72.5    |       1.0         (4.1)
                                                   -----       -----         -----
Gross profit                                        26.4        27.9          27.5    |      (6.2)        (2.0)
Selling, general and                                                                  |
   administrative expenses                          19.1        17.6          15.6    |       7.7          8.8
Depreciation and amortization                        8.2         7.8           5.4    |      44.0         39.3
                                                   -----       -----         -----
Operating income (loss)                             (0.9)        2.5           6.5    |    (135.1)       (63.7)
Other income (expense):                                                               |
   Equity in earnings (losses)                                                        |
      of foreign affiliates                          0.0         0.4           1.0    |    (102.4)       (62.7)
   Interest                                         (1.7)       (1.8)         (1.1)   |      (3.4)        37.8
   Other, net                                        0.0         0.2          (0.1)   |         *           *
                                                   -----       -----         -----
Income (loss) before income taxes                   (2.6)        1.3           6.3    |         *        (79.6)
Income tax expense                                   0.0         0.9           2.4    |    (100.0)       (64.5)
Minority interest, net of taxes                     (0.1)        0.0             -    |        *            *
                                                   -----        -----        -----
Net income (loss)                                   (2.7)%       0.4%          3.9%   |        *         (89.5)
                                                   =====        =====        =====

*  Not meaningful.

Comparison of Fiscal 2000 to Fiscal 1999

Results of Operations

         Revenues for fiscal 2000 decreased $2,803,000, or 1.0%, to $281,445,000 compared to $284,248,000 for fiscal 1999. Integrated groundwater services revenues increased 5.2% to $165,525,000 for fiscal 2000 compared to revenues of $157,411,000 for fiscal 1999. The year-to-year increase in integrated groundwater services revenues was primarily the result of increased demand for certain domestic water-related services. Mineral exploration drilling revenues decreased 17.1% to $64,937,000 for fiscal 2000 from $78,305,000 for fiscal 1999.
The decrease for the year was primarily a result of lower demand for the Company's services in areas outside North America as a result of the decrease in exploration and development activities conducted by mining companies in those areas. Geotechnical construction revenues increased 28.4% to $35,190,000 for fiscal 2000 compared to revenues of $27,409,000 for fiscal 1999. The increase in geotechnical revenues was primarily a result of the Company's continued development of recently purchased technologies to serve this market. Product sales decreased 28.0% to $15,209,000 for fiscal 2000 from $21,123,000 for fiscal 1999. The decrease was a result of the lower demand for the Company's products in the mining industry as previously discussed.

         Gross profit as a percentage of revenues was 26.4% for fiscal 2000 compared to 27.9% for fiscal 1999. The decrease in gross profit was primarily attributable to reduced profits at the Company's manufacturing facility and at the Company's mineral exploration locations in Australasia and Africa.

         Selling, general and administrative expenses increased to $53,781,000 for fiscal 2000 compared to $49,938,000 for fiscal 1999. The increase for the year was primarily a result of expenses arising from various operations acquired during fiscal 2000.

         Depreciation and amortization increased to $23,016,000 for fiscal 2000 compared to $22,361,000 for fiscal 1999. The increase in depreciation and amortization for the year was attributable to property additions and various acquisitions that occurred during the year, partially offset by lower capital spending in the mineral exploration division.

         Equity in earnings (losses) of foreign affiliates was ($27,000) for fiscal 2000 compared to $1,128,000 for the last year. The decrease was primarily a result of lower exploration and development activities conducted by mining companies in Latin America.

         Income taxes were a benefit of zero for fiscal 2000 compared to an expense of $2,486,000 for the last year. The unusual effective rate for the year was primarily a result of the increased impact of certain non-deductible expenses in light of lower taxable earnings in the respective periods, combined with a reduction in the amount of earnings from certain foreign affiliates and subsidiaries relative to the Company's overall earnings.

Comparison of Fiscal 1999 to Fiscal 1998

Results of Operations

         Revenues for fiscal 1999 decreased $10,352,000, or 3.5%, to $284,248,000 compared to $294,600,000 for fiscal 1998. Water well drilling and maintenance revenues increased 14.0% to $137,095,000 for fiscal 1999 compared to revenues of $120,280,000 for fiscal 1998. The increase in water well drilling and maintenance revenues was primarily the result of the acquisition of certain assets of Hydro Group, Inc., a New Jersey-based drilling contractor, in March 1998 (the "Hydro Acquisition"). Additionally, the Company experienced stronger demand for services at various domestic locations. Mineral exploration drilling revenues decreased 1.8% to $78,305,000 for fiscal 1999 from $79,726,000 for fiscal 1998. The decrease was primarily a result of lower demand for the Company's services as a result of the decrease in exploration and development activities conducted by mining companies. The decrease was less than it otherwise would have been as fiscal 1999 included a full year of revenues following the Stanley Acquisition. Geotechnical drilling revenues decreased 39.3% to $27,409,000 for fiscal 1999 compared to revenues of $45,191,000 for fiscal 1998. Exclusive of the Company's ground freeze project in Timmins, Ontario, Canada, for Echo Bay Mines, Ltd. (the "Timmins Project"), which was completed in the first quarter of fiscal 1999, geotechnical drilling revenues increased 24.0% in fiscal 1999. The increase in the base geotechnical business revenues was primarily a result of increased activity in this market. Environmental drilling revenue increased 6.1% to $20,316,000 for fiscal 1999 compared to revenues of $19,157,000 for fiscal 1998. The Company believes the improvement was largely attributable to an increase in the number of larger and more technically demanding projects, which were substantially completed during the year. Product sales decreased 30.2% to $21,123,000 for fiscal 1999 from $30,246,000 for fiscal 1998. The decrease was a result of the lower demand for the Company's services in the mining industry as previously discussed.

         Gross profit as a percentage of revenues was 27.9% for fiscal 1999 compared to 27.5% for fiscal 1998. The increase was primarily attributed to the Company realizing better than previously expected gross profit margins on certain complex international projects which were finalized during the year.

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

         Income tax expense was $2,486,000 for fiscal 1999 compared to $7,004,000 in fiscal 1998. The effective tax rate for the year ended January 31, 1999, increased to 66% compared to 38% for the year ended January 31, 1998. This was primarily a result of a combination of a reduction in the amount of equity in earnings of foreign affiliates (on which income tax is normally not provided as foreign tax credits are generally available to offset the tax liability) and the increased impact of certain non-deductible expenses resulting from lower earnings for the fiscal year.

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

Liquidity and Capital Resources

         The primary source of the Company's liquidity in fiscal 2000, 1999 and 1998 was its cash from operating activities of $13,162,000, $13,637,000 and $14,270,000, respectively. Cash from operations and borrowings under the Company's revolving credit agreement were utilized primarily for additions to property and equipment of $12,816,000 and various acquisitions. See Note 2 to the Consolidated Financial Statements. Capital expenditures during fiscal 2000 were directed primarily toward expansion and upgrading of the Company's equipment and facilities. The Company expects to spend approximately $10,000,000 in the next fiscal year for capital expenditures. The Company anticipates fiscal 2001 capital expenditures will be used to maintain the Company's equipment and capabilities and to accelerate its expansion into oil and gas services. The Company also plans to pursue consolidation opportunities in the mineral exploration market. As of January 31, 2000, the Company had no material commitments outstanding for capital assets.

         The Company maintains a reducing revolving cash borrowing facility (the "Credit Agreement"). At January 31, 2000, the aggregate commitment under this facility was $80,000,000. This commitment was voluntarily reduced by the Company to $64,000,000, effective February 14, 2000. Borrowings under the Credit Agreement have been used to complete various acquisitions. See Note 2 to the Consolidated Financial Statements. The Company's borrowings and outstanding letter of credit commitments under the Credit Agreement were $38,500,000 and

$5,147,000, respectively, at January 31, 2000. See Note 8 to the Consolidated Financial Statements.

         The Company's working capital as of January 31, 2000, 1999 and 1998 was $45,245,000, $46,211,000 and $39,661,000, respectively. The increase in working capital in fiscal 1999 was primarily the result of the Hydro Acquisition as discussed in Note 2 to the Consolidated Financial Statements. The Company believes borrowings from its available Credit Agreement and cash from operations will be sufficient to meet the Company's operating cash requirements and to fund its budgeted capital expenditures for fiscal 2001.

         Costs estimated to be incurred in the future for employee medical benefits and casualty insurance programs resulting from claims which have occurred are accrued currently. Under the terms of the Company's agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies. These costs are not expected to significantly impact liquidity in future periods. See Note 10 to the Consolidated Financial Statements.

Year 2000 Discussion

         The Year 2000 ("Y2K") problem relates to the fact that many computer programs use only two digits to refer to a year. As a result, many computer programs do not properly recognize a year that begins with "20" instead of "19" (the "Y2K Issue"). Other than the Company's financial reporting systems, the nature of the Company's business is such that it is generally not reliant upon date sensitive information technology ("IT") and non-information technology ("non-IT") systems. The Company believes that issues related to Y2K compliance of its IT and non-IT systems did not have a material adverse impact on its business operations or financial results.

         To date, the Company has not experienced any major disruptions related to the Y2K date change. In addition, we are not aware of significant Y2K disruptions impacting our customers or suppliers. We will continue to monitor our critical systems over the next several months but do not anticipate a significant impact as a result of the Y2K date change. The Company has primarily utilized internal resources to assess, test, remediate and implement software and equipment related to Y2K. Incremental cost directly related to Y2K issues for the Company were not material.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are interest rates on variable rate debt, equity risk on investments, and foreign exchange rates giving rise to translation and transaction gains and losses.

         The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 8 to the Notes to Consolidated Financial Statements appearing on page 46 of this Form 10-K. Assuming then existing debt levels, an instantaneous change in interest rates of one percentage point would impact the Company's interest expense by $385,000 and $135,000 at January 31, 2000 and 1999, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

         Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, Indonesia, Italy and Thailand. The operations are described in Notes 1 and 11 to the Consolidated Financial Statements. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

         As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted operating income for the years ended January 31, 2000 and 1999 by approximately $426,000 and $222,000, respectively. This represents approximately ten percent of the international segment operating income after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

         Foreign exchange gains and losses in the Company's Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company's Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange gains and losses for 2000, 1999 and 1998 were not significant.

Item 8.       Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES



                                                                               Page
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
    Independent Auditors' Report ............................................   28

    Financial Statements:

       Consolidated Balance Sheets as of January 31, 2000 and 1999...........   29

       Consolidated Statements of Income for the Years
          Ended January 31, 2000, 1999 and 1998..............................   31

       Consolidated Statements of Stockholders' Equity for the Years
          Ended January 31, 2000, 1999 and 1998..............................   32

       Consolidated Statements of Cash Flows for the Years Ended
          January 31, 2000, 1999 and 1998 ...................................   33

       Notes to Consolidated Financial Statements............................   35

       Financial Statement Schedule II.......................................   54

          All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

INDEPENDENT AUDITORS' REPORT


Layne Christensen Company:

         We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (together, the "Company") as of January 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 30, 2000

                   Layne Christensen Company and Subsidiaries
                           Consolidated Balance Sheets
                         As of January 31, 2000 and 1999
                            (In Thousands of Dollars)


                         ASSETS                            2000              1999
                                                         ----------        -------

Current assets:
  Cash and cash equivalents                               $   3,751       $   2,094
  Customer receivables, less allowance
    of $3,437 and $3,064, respectively                       44,785          42,057
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                        11,086           7,854
  Inventories                                                29,974          31,286
  Deferred income taxes                                      10,324           9,571
  Other                                                       5,303           8,991
                                                          ---------       ---------
                      Total current assets                  105,223         101,853
                                                          ---------       ---------

Property and equipment:
  Land                                                        9,435           9,340
  Buildings                                                  16,668          16,490
  Machinery and equipment                                   167,579         163,227
                                                          ---------       ---------
                                                            193,682         189,057
  Less--Accumulated depreciation                           (110,687)        (96,217)
                                                          ---------       ---------
                      Net property and equipment             82,995          92,840
                                                          ---------       ---------

Other assets:
  Investment in foreign affiliates                           19,381          19,732
  Intangible assets, at cost less accumulated
    amortization of $3,688 and $2,393,
             respectively                                    33,570          32,755
  Other                                                       4,166           4,323
                                                          ---------       ---------
                      Total other assets                     57,117          56,810
                                                          ---------       ---------

                                                          $ 245,335       $ 251,503
                                                          =========       =========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                     Consolidated Balance Sheets(Continued)
                         As of January 31, 2000 and 1999
                (In Thousands of Dollars, except per share data)


              LIABILITIES AND STOCKHOLDERS' EQUITY                   2000          1999
              ------------------------------------               ------------    --------
Current liabilities:
           Accounts payable                                      $  16,762       $  17,202
           Current maturities of long-term debt                      3,571              --
           Accrued compensation                                     12,068          11,223
           Accrued insurance expense                                 7,357           7,298
           Other accrued expenses                                   10,119          11,519
           Billings in excess of costs and estimated
             earnings on uncompleted contracts                      10,101           8,400
                                                                 ---------       ---------
                          Total current liabilities                 59,978          55,642
                                                                 ---------       ---------

Non-current and deferred liabilities:
           Long-term debt                                           59,929          63,500
           Deferred income taxes                                     1,380           2,283
           Accrued insurance expense                                 5,000           5,454
           Other                                                     2,052           2,439
           Minority interest                                        10,156           8,915
                                                                 ---------       ---------
                         Total non-current and deferred
                             liabilities                            78,517          82,591
                                                                 ---------       ---------
Contingencies

Stockholders' equity:
           Preferred stock, par value $.01 per share,
              5,000,000 shares authorized, none issued
              and outstanding                                           --              --
           Common stock, par value $.01 per share,
              30,000,000 shares authorized, 11,691,129
              and 11,641,192 shares issued and outstanding,
              respectively                                             117             116
           Capital in excess of par value                           83,463          83,095
           Retained earnings                                        29,150          36,815
           Accumulated other comprehensive loss                     (5,738)         (6,604)
           Notes receivable from management stockholders              (152)           (152)
                                                                 ---------       ---------
                          Total stockholders' equity               106,840         113,270
                                                                 ---------       ---------
                                                                 $ 245,335       $ 251,503
                                                                 =========       =========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                        Consolidated Statements of Income
               For the Years Ended January 31, 2000, 1999 and 1998
                (In Thousands of Dollars, except per share data)


                                                                2000                  1999                1998
                                                            ------------          -----------          -------
Revenues:
  Service revenues                                           $  266,236           $  263,125           $  264,354
  Product sales                                                  15,209               21,123               30,246
                                                             ----------           ----------           ----------
        Total revenues                                          281,445              284,248              294,600
                                                             ----------           ----------           ----------
Cost of revenues (exclusive of
  depreciation shown below):
  Cost of service revenues                                      194,996              188,818              191,497
  Cost of product sales                                          12,109               16,135               22,220
                                                             ----------           ----------           ----------
        Total cost of revenues                                  207,105              204,953              213,717
                                                             ----------           ----------           ----------
Gross profit                                                     74,340               79,295               80,883
Selling, general and administrative
  expenses                                                       53,781               49,938               45,908
Depreciation and amortization                                    23,016               22,361               15,681
                                                             ----------           ----------           ----------
Operating income (loss)                                          (2,457)               6,996               19,294
Other income (expense):
  Equity in earnings (losses)
     of foreign affiliates                                          (27)               1,128                3,022
  Interest                                                       (4,818)              (4,987)              (3,618)
  Other, net                                                       (108)                 629                 (267)
                                                             -----------          ----------            ---------
Income (loss) before income taxes                                (7,410)               3,766               18,431
Income tax expense                                                    -                2,486                7,004
Minority interest, net of taxes                                    (255)                 (79)                  -
                                                             ----------           ----------            --------

Net income (loss)                                            $   (7,665)          $    1,201            $  11,427
                                                             ==========           ==========            =========

Basic earnings (loss) per share                              $    (0.66)          $     0.10            $    1.13
                                                             ==========           ==========            =========

Diluted earnings (loss) per share                            $    (0.66)          $     0.10            $    1.09
                                                             ==========           ==========            =========

Weighted average number of common
  and dilutive equivalent shares
  outstanding:
     Weighted average shares
        outstanding - basic                                  11,675,000           11,639,000           10,128,000
     Dilutive stock options                                           -              268,000              400,000
                                                             ----------           ----------           ----------
     Weighted average shares
        outstanding - diluted                                11,675,000           11,907,000           10,528,000
                                                             ==========           ==========           ==========



                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For the Years Ended January 31, 2000, 1999 and 1998
                            (In Thousands of Dollars)

                                                                                                         Notes
                                                                                      Accumulated       Receivable
                                      Common Stock           Capital in                  Other              From
                                  --------------------        Excess of    Retained    Comprehensive     Management
                                      Shares      Amount      Par Value    Earnings    Income (Loss)    Stockholders     Total
                                    ---------    ---------    ---------   ----------   -------------    ------------   -------
 Balance, January 31, 1997            8,871,467    $    89      $ 39,293    $ 24,187     $      (706)     $     (199)    $ 62,664
                                                                                                                         --------
  Comprehensive income
    Net income                               -          -             -       11,427              -               -        11,427
    Other comprehensive income:
      Change in unrecognized
        pension liability,
        net of taxes of $61                  -          -             -           -               97              -            97
      Foreign currency
        translation adjustments,
        net of taxes of $2,174               -          -             -           -           (3,826)             -        (3,826)
      Unrealized gain on
        available for sale
        investments, net of
        taxes of $153                        -          -             -           -              250              -           250
                                                                                                                         --------
  Comprehensive income                                                                                                      7,948
                                                                                                                         --------
  Issuance of stock for
    incentive compensation
    program                               3,524         -            113          -              -                -           113
  Issuance of stock, net of
    expenses                          2,756,565         27        43,483          -              -                -        43,510
  Payments on notes receivable               -          -             -           -              -                24           24
                                     ----------   --------      --------     -------     -----------       ---------     --------
Balance, January 31, 1998            11,631,556        116        82,889      35,614          (4,185)           (175)     114,259
                                                                                                                         --------
  Comprehensive income
    Net income                               -         -              -        1,201              -               -         1,201
    Other comprehensive income:
      Change in unrecognized
        pension liability,
        net of taxes of $34                  -         -              -           -              (53)             -           (53)
      Foreign currency
        translation adjustments,
        net of taxes of $962                 -         -              -           -           (1,294)             -        (1,294)
    Unrealized loss on
        available for sale
        investments, net of
        taxes of $669                        -         -              -           -           (1,072)             -        (1,072)
                                                                                                                         --------
  Comprehensive loss                                                                                                       (1,218)
                                                                                                                         --------
  Issuance of stock for
    incentive compensation
    program                               9,636         -            206          -               -               -           206
  Payments on notes receivable               -          -             -           -               -               23           23
                                     ----------   --------      --------    ---------    -----------      ----------     --------
Balance, January 31, 1999            11,641,192        116        83,095      36,815          (6,604)           (152)     113,270
                                                                                                                         --------
  Comprehensive income
    Net loss                                 -          -             -       (7,665)             -               -        (7,665)
    Other comprehensive income:
      Change in unrecognized
        pension liability,
        net of taxes of $365                 -          -             -            -             580              -           580
      Foreign currency
        translation adjustments,
        net of taxes of $460                 -          -             -            -             641              -           641
    Unrealized loss on
        available for sale
        investments, net of
        taxes of $264                        -          -             -            -            (355)             -          (355)
                                                                                                                        ---------
  Comprehensive loss                                                                                                       (6,799)
                                                                                                                        ---------
  Issuance of stock for
    incentive compensation
    program                               5,845         -             82           -              -               -            82
  Issuance of stock, net of
    expenses                             44,092          1           286           -              -               -           287
                                     ----------   --------      --------    ---------    -----------      ----------    ---------
Balance, January 31, 2000            11,691,129   $    117      $ 83,463    $  29,150    $    (5,738)     $     (152)   $ 106,840
                                     ==========   ========      ========    =========    ===========      ==========    =========

                 See Notes to Consolidated Financial Statements.
                   Layne Christensen Company and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Years Ended January 31, 2000, 1999 and 1998
                            (In Thousands of Dollars)


                                                                        2000              1999            1998
                                                                     ---------          --------        ------
Cash flow from operating activities:
    Net income (loss)                                                 $  (7,665)       $   1,201         $ 11,427
    Adjustments to reconcile net income
        (loss) to cash from operations:
        Depreciation and amortization                                    23,016           22,361           15,681
        Deferred income taxes                                            (2,060)          (1,741)            (176)
        Equity in (earnings) losses of
         foreign affiliates                                                  27           (1,128)          (3,022)
        Dividends received from foreign
           affiliates                                                       377              852              756
        Minority interest                                                   392              232               -
        (Gain) loss from disposal of property
           and equipment                                                     50           (1,679)              99
        Changes in current assets and liabilities,
           (exclusive of effects of acquisitions):
           (Increase) decrease in customer
               receivables                                               (2,466)          11,364           (6,947)
           Increase in costs and estimated
               earnings in excess of billings on
               uncompleted contracts                                     (3,164)          (1,070)             (77)
           (Increase) decrease in inventories                             1,346              234           (5,438)
           (Increase) decrease in other current
               assets                                                     3,685           (6,313)             524
           Decrease in accounts payable and
               accrued expenses                                          (1,617)         (10,438)            (679)
           Increase in billings in excess of
               costs and estimated earnings on
               uncompleted contracts                                      1,546              352            2,523
        Other, net                                                         (305)            (590)            (401)
                                                                      ---------        ---------         --------
        Cash from operating activities                                   13,162           13,637           14,270
                                                                      ---------        ---------         --------
Cash flow from investing activities:
    Additions to property and equipment                                 (12,816)         (16,817)         (22,425)
    Proceeds from disposal of property and
        equipment                                                         2,476            3,963            1,239
    Acquisition of businesses, net of cash
        acquired                                                           (891)          (8,378)         (53,942)
    Purchase of available for sale investments                               -              (427)          (3,111)
    Investment by minority interest in
        joint ventures                                                       -               600               -
    Investment in foreign affiliates and
        joint ventures                                                     (293)              -               (20)
                                                                      ---------         --------         --------

    Cash used in investing activities                                   (11,524)         (21,059)         (78,259)
                                                                      ---------         --------         --------


                 See Notes to Consolidated Financial Statements.
                                                                   - Continued -

                   Layne Christensen Company and Subsidiaries
               Consolidated Statements of Cash Flows - (Continued) For the Years Ended January 31, 2000, 1999 and 1998
                            (In Thousands of Dollars)



                                                                        2000             1999             1998
                                                                     ---------         ---------        ------
Cash flow from financing activities:
    Net borrowings under revolving facility                                -           $  6,000        $ 28,500
    Repayments of long-term debt                                           -                 -           (5,899)
    Payments on notes receivable from
        management stockholders                                            -                 23              24
    Issuance of common stock, net of expenses                              -                 -           43,510
    Debt issuance costs                                                    -                 -             (725)
                                                                     --------           -------        --------
           Cash from financing activities                                  -              6,023          65,410
                                                                     --------           -------        --------
Effects of exchange rate changes on cash                                   19               539            (164)
                                                                     --------           -------        --------

Net increase (decrease) in cash and cash
    equivalents                                                         1,657              (860)           1,257

Cash and cash equivalents at beginning
    of year                                                             2,094             2,954            1,697
                                                                     --------          --------        ---------

Cash and cash equivalents at end of year                             $  3,751          $  2,094        $   2,954
                                                                     ========          ========        =========



                 See Notes to Consolidated Financial Statements.


                                                                   - Concluded -

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

(1) Summary of Significant Accounting Policies

         Description of Business -- Layne Christensen Company and subsidiaries (together, the "Company") provides comprehensive water supply services and geotechnical construction services in most regions in the United States, and provides mineral exploration drilling services primarily in the western United States, Australia, Africa, Mexico, Canada and Indonesia. Its customers include municipalities, industrial companies, mining companies, environmental consulting and engineering firms and, to a lesser extent, agribusinesses. In addition, the Company manufactures diamond core bits, drilling rigs and other equipment utilized in the mineral exploration, mine development and pre-construction analysis markets throughout the United States and internationally.

         Fiscal Year - References to years are to the fiscal years then ended.

         Investment in Affiliated Companies - Investments in affiliates (33% to 50% owned) in which the Company exercises significant influence over operating and financial policies are accounted for on the equity method.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Financial information for the Company's foreign affiliates and certain foreign subsidiaries is reported in the Company's consolidated financial statements with a one-month lag in reporting periods. The effect of this one month lag on the Company's financial results is not significant.

         Use of Estimates in Preparing Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Foreign Currency Transactions and Translation - The cash flows and financing activities of the Company's Mexican and African operations are primarily denominated in the U.S. dollar. Accordingly, these operations use the U.S. dollar as their functional currency and translate monetary assets and liabilities at year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, certain cost of revenues and selling expenses. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence.

         Other foreign subsidiaries and affiliates use local currencies as their functional currency. Assets and liabilities have been translated to U.S. dollars at year-end exchange rates. Income and expense items have been translated at

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

exchange rates which approximate the average of the rates prevailing during each year. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss). As a result of the acquisition of an Australian company during 1998 (see Note 2), the Company has reflected substantial changes in the cumulative translation account during 2000, 1999 and 1998, primarily attributed to the devaluation of the Australian dollar.

         Net foreign currency transaction gains and losses for 2000, 1999 and 1998 were not significant.

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

         Inventories - The Company values inventories at the lower of cost (first- in, first-out, including material, labor, and manufacturing overhead costs) or market (in thousands of dollars):

                                                     2000               1999
                                                   -------            ------
         Raw materials                             $ 1,422            $ 1,627
         Work in process                               547              1,788
         Finished products, parts and supplies      28,005             27,871
                                                   -------            -------
                    Total                          $29,974            $31,286
                                                   =======            =======

         Property and Equipment and Related Depreciation - Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $21,721,000, $21,454,000 and $15,123,000 in fiscal 2000, 1999 and 1998, respectively. The lives used for the more significant items within each property classification are as follows:

                                                                 Years
                                                                 -----
                  Buildings                                     15 - 35
                  Machinery and equipment                        3 - 10

         Intangible Assets - Intangible assets consist of goodwill related to acquisitions, purchased technical manuals and other assets which are being amortized over their estimated economic lives which range from 10 to 35 years. Amortization expense for intangible assets was $1,295,000, $1,058,000 and $626,000 for 2000, 1999 and 1998, respectively.

         Investments - During 2000, 1999 and 1998, the Company, through its wholly owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"),

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

purchased certain common stock of publicly traded companies on the Australian Stock Exchange. The Company has classified these investments as available-for-sale. The non-current investments have a cost basis of $3,723,000 and $3,538,000, and are reported at their fair values of approximately $1,766,000 and $2,200,000 at January 31, 2000 and 1999, respectively. The gross unrealized losses of $1,957,000 and $1,338,000, net of taxes of $780,000 and $516,000 at
January 31, 2000 and 1999, respectively, have been recorded as a component of accumulated other comprehensive income (loss).

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

         Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 2000 and 1999, because of the relatively short maturity of those instruments. Investments in equity securities are carried at quoted market values. See Note 8 for disclosure regarding the fair value of indebtedness of the Company.

         Consolidated Statements of Cash Flows - Highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered cash equivalents.

         The amounts paid for income taxes and interest are as follows (in thousands of dollars):

                                   2000              1999             1998
                                 -------           -------          ------
          Income taxes               -              $7,645           $8,454
          Interest                $4,892             4,406            3,345

         Supplemental Noncash Transactions -- In 2000 and 1999, the Company issued 5,845 and 9,636 shares of common stock, respectively, and 57,812 and 21,504 stock options, respectively, related to 1999 and 1998 compensation awards.

         Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. See Note 5.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

         Earnings Per Share - Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive.

         Stock-Based Compensation - Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs (see Note 9). Pro forma net income (loss) for 2000, 1999 and 1998, determined as if the SFAS 123 Method had been applied, would have been ($8,732,000), $363,000 and $11,204,000, respectively. Basic and diluted earnings (loss) per share would have been ($0.75) for 2000, $0.03 for 1999 and $1.11, and $1.06, respectively, for 1998.

         Comprehensive Income - Accumulated balances of Other Comprehensive Loss are as follows (in thousands of dollars):

                                                                Unrealized                              Accumulated
                                             Cumulative        Gain (Loss)        Unrecognized            Other
                                            Translation             On               Pension          Comprehensive
                                             Adjustment        Investments          Liability              Loss
                                            -----------        -----------         -----------        -------------

Balance, January 31, 1998                   $   (3,908)        $      250         $      (527)        $     (4,185)
Period change                                   (1,294)            (1,072)                (53)              (2,419)
                                            ----------         ----------         -----------         ------------
Balance, January 31, 1999                       (5,202)              (822)               (580)              (6,604)
Period change                                      641               (355)                580                  866
                                            ----------         ----------         -----------         ------------
Balance, January 31, 2000                   $   (4,561)        $   (1,177)        $        -          $     (5,738)
                                            ==========         ==========         ---------           ============

         Reclassifications - Certain 1999 and 1998 amounts have been reclassified to conform with the 2000 presentation.

(2)  Acquisitions

       On June 1, 1999, the Company acquired the outstanding stock of Toledo Oil and Gas Service, Inc., an oil and gas services company based in Broussard, Louisiana, for $169,000 cash, $287,000 in common stock, and a contingent payment of $100,000. The contingent payment will be held by the Company in escrow for one year from the date of the acquisition to provide security to the Company for the accuracy and performance of certain covenants guaranteed by the acquired company. The payment will be made at the end of the contingency period in common stock of the Company. The contingent stock was valued at $6.50 per share, the average trading price for the ten trading days immediately preceding the acquisition. The acquisition has been accounted for using the purchase method of accounting and the operations of Toledo Oil and Gas Service, Inc. have been included from the date of acquisition.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

       On June 4, 1999, the Company purchased certain assets of Vibration Technology, an oil and gas services company based in Shreveport, Louisiana, for $253,000 in cash. The acquisition has been accounted for using the purchase method of accounting.

       On August 26, 1999, the Company, through its wholly owned subsidiary Layne Christensen Canada Limited ("Layne Canada"), purchased substantially all of the assets of Basal Drilling, Inc., based in Alberta, Canada, for $469,000 in cash and issuance of a one-year promissory note for $270,000. Basal Drilling is a multi-services drilling company. The acquisition has been accounted for using the purchase method of accounting.

       Had the acquisitions in fiscal 2000 taken place as of February 1, 1999, pro forma operating results would not vary significantly from those reported.

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

       Had the acquisitions in fiscal 1999 taken place as of February 1, 1998, pro forma operating results would not have been significantly different from those reported.

       On May 20, 1997, the Company, through its wholly owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"), made a tender offer to the security holders of Stanley Mining Services Limited ("Stanley"), a company listed on the Australian Stock Exchange (the "Stanley Acquisition"). Stanley is an Australian mineral exploration drilling company that provides services predominantly to mining companies in Australia and Africa. As of October 1,

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

1996, Stanley purchased 51% of Glindemann & Kitching Pty Ltd. ("G&K"), a drilling contractor based and operating in Western Australia that specializes in diamond core exploration drilling for gold projects. The remaining 49% of G&K was acquired by Stanley as of July 1, 1997, for a purchase price of $7,814,000. The purchase price was paid on September 5, 1997.

       The Stanley Acquisition was substantially consummated on July 25, 1997 for a purchase price of approximately $50,070,000, consisting of a cash purchase price for the tender offer of $48,337,000 and $1,733,000 of transaction costs. The Company also assumed approximately $12,523,000 of Stanley's existing indebtedness. The Company accounted for the acquisition using the purchase method of accounting. Stanley has been reflected in the Company's results of operations beginning August 1, 1997. The purchase price has been allocated based on fair values of assets and liabilities as of July 31, 1997. On August 19, 1997, the Company completed the sale of 2,756,565 shares of Common Stock in a public offering. Net proceeds to the Company from the offering of approximately $43,510,000 were used to reduce the debt incurred under the Credit Agreement in connection with the Stanley Acquisition.

       The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisitions of Stanley and G&K and the stock offering had occurred at the beginning of fiscal year 1998, with pro forma adjustments to give effect to interest expense on acquisition debt, amortization of goodwill and certain other adjustments, together with related income tax effects:

         (in thousands, except per share data)             1998
         -------------------------------------           --------
         Revenues                                        $323,565
         Net income                                        12,638
         Basic earnings per share                            1.09
         Diluted earnings per share                          1.05

         The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of February 1, 1998, nor are they necessarily indicative of future operating results.

         In July 1997, the Company also acquired the outstanding stock of Stamm-Scheele, Inc., a water well drilling and maintenance company in Louisiana, for approximately $2,574,000 in cash. The acquisition has been accounted for using the purchase method of accounting. In October 1997, the Company also acquired certain assets of Afridrill Limited, a mineral exploration company located in East Africa, for approximately $3,700,000 in cash and certain contingent future cash payments of approximately $684,000. The acquisition has been accounted for using the purchase method of accounting. Had these acquisitions taken place as of February 1, 1997, pro forma operating results would not have been significantly different from those reported.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

         The above acquisitions had the following effect on the Company's consolidated financial position (in thousands of dollars):

                                                               2000                1999                1998
                                                              --------            --------            ------
         Property and equipment                               $1,328              $8,435              $27,662
         Working capital                                        (396)             (1,046)                (971)
         Intangible and other assets                             420               1,608               33,391
         Non-current and deferred
               liabilities                                      (461)               (619)              (6,140)
                                                              ------              ------              -------
           Total purchase price,
               net of cash acquired                           $  891              $ 8,378             $53,942
                                                              ======              =======             =======

(3) Investments in Foreign Affiliates

         The Company's investments in foreign affiliates are carried at the Company's equity in the underlying net assets plus an additional $4,753,000 as a result of purchase accounting. This additional amount is being amortized over the remaining useful lives of the applicable underlying assets ranging from 20 to 35 years. Accumulated amortization at January 31, 2000 and 1999, was $519,000 and $389,000, respectively. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows:

                                                                     Percentage
                                                                       Owned
                                                                     ----------
          Christensen Chile, S.A. (Chile)                              49.99%
          Christensen Commercial, S.A. (Chile)                         50.00%
          Geotec Boyles Bros., S.A. (Chile)                            49.75%
          Boyles Bros. Diamantina, S.A. (Peru)                         29.49%
          Christensen Commercial, S.A. (Peru)                          50.00%
          Geotec, S.A. (Peru)                                          35.38%
          Boytec, S.A. (Panama)                                        49.99%
          Technidrill, Ltd. (France)                                   49.00%
          Christensen Boyles GmbH (Germany)                            33.35%
          Plantel Industrial S.A. (Chile)                              50.00%
          Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)             49.99%
          Boyles Bros. do Brazil, S.A. (Brazil)                        40.00%
          Geoductos Chile, S.A. (Chile)                                50.00%

          Financial information from foreign affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the Company's foreign affiliates, as of January 31, 2000, 1999 and 1998, and for the years then ended, was as follows (in thousands of dollars):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

                                 2000                1999                1998
                               -------             -------             ------
          Total assets         $57,645             $65,303             $69,953
          Total liabilities     17,932              23,634              33,015
          Revenues              51,552              75,088              87,996
          Gross profit           6,094              13,406              18,526
          Operating income       1,282               4,446               9,293
          Net income               152               2,613               6,884

          The Company has transactions and balances with foreign affiliates which resulted in the following amounts being included in the Consolidated Financial Statements as of January 31, 2000, 1999 and 1998, and for the years then ended (in thousands of dollars):

                                      2000                1999            1998
                                    -------             -------         ------
          Accounts receivable        $  566              $  173          $2,736
          Notes receivable            1,333               2,568              -
          Revenues                    1,374               3,045           7,574

          Undistributed equity in earnings of foreign affiliates totaled $4,043,000, $4,447,000 and $4,171,000 as of January 31, 2000, 1999 and 1998,
respectively.

(4) Costs and Estimated Earnings on Uncompleted Contracts (in thousands of dollars):

                                                            2000                1999
                                                          --------            ------
       Costs incurred on uncompleted contracts            $ 80,153            $ 65,031
       Estimated earnings                                   29,591              21,791
                                                          --------            --------
                                                           109,744              86,822
       Less:  Billings to date                             108,759              87,368
                                                          --------            --------
                                                          $    985            $   (546)
                                                          ========            ========
       Included in accompanying balance
          sheets under the following captions:
          Costs and estimated earnings in excess
              of billings on uncompleted contracts        $ 11,086            $  7,854
          Billings in excess of costs and estimated
              earnings on uncompleted contracts            (10,101)             (8,400)
                                                          --------            --------
                                                          $    985            $   (546)
                                                          ========            ========

       The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

(5) Income Taxes

         Income before income taxes is as follows (in thousands of dollars):

                                               2000                  1999                1998
                                             ---------             --------            ------
          Domestic                           $  4,825              $ 6,758             $ 11,916
          Foreign                             (12,235)              (2,992)               6,515
                                             --------              -------             --------
                                             $ (7,410)             $ 3,766             $ 18,431
                                             ========              =======             ========

         Components of income tax expense are (in thousands of dollars):

                                                2000                  1999                 1998
                                              -------               -------              ------
          Currently due:
             U.S. federal                     $  (118)              $   366              $ 5,012
             State and local                     (188)                  537                1,272
             Foreign                            1,017                 2,726                1,660
                                              -------               -------              -------
                                                  711                 3,629                7,944
                                              -------               -------              -------
          Deferred:
             U.S. federal                         672                  (355)              (1,185)
             State and local                       79                   (11)                (157)
             Foreign                           (1,462)                 (777)                 402
                                              -------               -------              -------
                                                 (711)               (1,143)                (940)
                                              -------               -------              -------
                                              $    -                $ 2,486              $ 7,004
                                              =======               =======              =======

          Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects are (in thousands of dollars):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

                                                         2000                                      1999
                                         ---------------------------------       -----------------------------------
                                         Assets      Liabilities     Total       Assets       Liabilities     Total
                                         ------      -----------     -----       ------       -----------     -----
Contract income                         $ 1,942            -        $1,942       $2,627              -        $2,627
Accrued insurance
 expense                                  1,943            -         1,943        2,247              -         2,247
Employee compensation                       980            -           980          891              -           891
Bad debts                                 1,186            -         1,186        1,011        $   (111)         900
Inventory                                 1,183      $ (2,707)      (1,524)       1,317          (2,848)      (1,531)
Other accrued expenses                    6,288          (520)       5,768        4,568            (395)       4,173
Loss carryforwards                           29            -            29          264              -           264
                                        -------      --------       ------      -------        --------       ------
       Current                           13,551        (3,227)      10,324       12,925          (3,354)       9,571
                                        -------      ---------      ------      -------        --------       ------
Accelerated depreciation                    155        (7,837)      (7,682)          20          (8,430)      (8,410)
Cumulative translation
   adjustment                             2,670            -         2,670        3,136              -         3,136
Accrued insurance
   expense                                2,134            -         2,134        2,107              -         2,107
Loss carryforwards                        1,928            -         1,928        2,099              -         2,099
Unrealized (gain)/loss
   on investments                           780            -           780          751            (235)         516
Employee compensation                       310          (161)         149          621            (196)         425
Other                                       506        (1,865)      (1,359)         198          (2,354)      (2,156)
                                        -------      --------       ------      -------        --------       ------
       Noncurrent                         8,483        (9,863)      (1,380)       8,932         (11,215)      (2,283)
                                        -------      --------       ------      -------        --------       ------

                                        $22,034      $(13,090)      $8,944      $21,857        $(14,569)      $7,288
                                        =======      ========       ======      =======        ========       ======

           The Company has several Australian and African subsidiaries which have generated tax losses. The majority of these losses have been utilized to reduce the Company's U.S. federal and state income tax expense.

           For federal income tax purposes, the Company has net operating loss carryforwards totaling $5,100,000 at January 31, 2000. The net operating loss carryforwards expire between 2010 and 2015. The Company also generated state net operating losses which can be carried forward.

           At January 31, 2000, undistributed earnings of foreign subsidiaries and foreign affiliates included $13,450,000 for which no U.S. federal income or foreign withholding taxes have been provided as foreign tax credits should become available under current tax law to significantly reduce or eliminate the resulting U.S. income tax liability.

           A reconciliation of the total income tax expense to the statutory federal rate is as follows (in thousands of dollars):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

                                                      2000                     1999                      1998
                                          -------------------------  -------------------     ------------------------
                                                       Effective                Effective                 Effective
                                           Amount        Rate        Amount        Rate       Amount         Rate
                                           ------      ---------     ------     ---------     ------      -------
Income tax at statutory
  rate                                    $(2,519)      (34.0)%     $1,280         34.0%      $6,451        35.0%
State income tax, net of
  federal income tax
  benefit                                     (71)       (1.0)         342          9.1          654         3.5
Difference in tax expense
  resulting from:
  Non-deductible expenses                     448         6.0          394         10.4          404         2.2
  Unremitted income of
     foreign affiliates                         9         0.1         (189)        (5.0)      (1,057)       (5.7)
  Taxes on foreign
     operations                             1,825        24.6          793         21.1          797         4.3
Other, net                                    308         4.3         (134)        (3.6)        (245)       (1.3)
                                          -------      ------       ------         ----       ------        ----
                                          $    -           -        $2,486         66.0%      $7,004        38.0%
                                          =======      ======       ======         ====       ======        ====

(6) Leases

        Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year from January 31, 2000 are as follows (in thousands of dollars):

                                    2001                    $4,049
                                    2002                     3,423
                                    2003                     2,502
                                    2004                     1,900
                                    2005                     1,226

         Operating leases are primarily for automobiles, light trucks, and office and shop facilities. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $5,163,000, $5,742,000 and $4,605,000 in 2000, 1999 and 1998, respectively.

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

         The following table sets forth the plan's funded status as of December 31, 1999 and 1998 (the measurement dates) and the amounts recognized in the Company's balance sheets at January 31, 2000 and 1999 (in thousands of dollars):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

                                                                                2000               1999
                                                                              -------            ------
       Benefit obligation at beginning of year                                    $5,624         $4,973
       Service cost                                                                  181            152
       Interest cost                                                                 388            362
       Actuarial (gain) loss                                                        (884)           440
       Benefits paid                                                                (273)          (303)
                                                                                  ------         ------
       Benefit obligation at end of year                                           5,036          5,624
                                                                                  ------         ------

       Fair value of plan assets at beginning of year                              5,010          4,554
       Actual return on plan assets                                                  352            613
       Employer contribution                                                         204            146
       Benefits paid                                                                (273)          (303)
                                                                                  ------         ------
       Fair value of plan assets at end of year                                    5,293          5,010
                                                                                  ------         ------

       Funded status                                                                 257           (614)
       Unrecognized actuarial gain (loss)                                            (30)           945
       Unrecognized prior services cost                                               61             71
                                                                                  ------         ------
       Net amount recognized                                                      $  288         $  402
                                                                                  ======         ======

Amounts recognized in the Company's balance sheets at January 31, 2000 and 1999 (in thousands of dollars) consist of:

                                                                                    2000                1999
                                                                                   -------            ------
       Prepaid benefit cost                                                        $  288             $  402
       Accrued benefit liability                                                       -              (1,016)
       Intangible asset                                                                -                  71
       Accumulated other comprehensive income                                          -                 945
                                                                                   ------             ------
       Net amount recognized                                                       $  288             $  402
                                                                                   ======             ======

Net periodic pension cost for 2000, 1999 and 1998 includes the following components (in thousands of dollars):

                                                                   2000             1999             1998
                                                                  ------           ------           -----
       Service cost                                                  $  181            $  152           $  137
       Interest cost                                                    388               362              343
       Expected return on assets                                       (346)             (317)            (301)
       Net amortization                                                  96                77               67
                                                                     ------            ------           ------
       Net periodic pension cost                                     $  319            $  274           $  246
                                                                     ======            ======           ======

       The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset. The unrecognized pension cost has been recorded as a charge to stockholders' equity after giving effect to the related future tax benefit.

       The projected benefit obligation for 2000, 1999 and 1998 was computed using a discount rate of 8.0%, 6.75% and 7.25%, respectively, and an estimated long-term rate of return on assets of 8.75%. Benefit level assumptions for 2000, 1999 and 1998 are based on fixed amounts per year of credited service.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

         The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $992,000, $683,000 and $646,000 in 2000, 1999 and 1998, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

         The Company's salaried and certain hourly employees participate in Company- sponsored, defined contribution plans. Company contributions are determined annually at the discretion of the Board of Directors of the Company. Total expense for the Company's portion of these plans was $791,000, $808,000 and $1,349,000 in 2000, 1999 and 1998, respectively. The Company reserves the right to amend or terminate the plans, but the Company cannot recover contributions already paid.

(8) Indebtedness

         During July 1997, contemporaneously with the consummation of the Stanley Acquisition (see Note 2), the Company amended its existing credit agreement to provide a reducing revolving credit facility ("Credit Agreement"). As of January 31, 2000, the commitment under the Credit Agreement had been reduced to $80,000,000, less any outstanding letter of credit commitments ($20,000,000 sublimit). Effective with an amendment to the Credit Agreement dated February 14, 2000, the Company voluntarily reduced the outstanding commitment amount to $64,000,000. The Credit Agreement was used to finance the Stanley Acquisition and refinance the Company's existing indebtedness under a $30,000,000 credit facility, and is available for working capital and capital expenditures and for other general corporate purposes. As of January 31, 2000, letters of credit in an aggregate amount of $5,147,000 had been issued on behalf of the Company. The Credit Agreement will terminate in July 2002 and any borrowings thereunder will mature at that time. Layne Australia is eligible to draw down up to $30,000,000 ($15,000,000 effective with an amendment to the Credit Agreement, dated February 14, 2000) under the Credit Agreement. The Credit Agreement provides for guarantees by certain of the Company's domestic subsidiaries and contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, payment of dividends, sale of assets or other dispositions, transactions with affiliates, mandatory prepayments based on the proceeds from the sale of assets and debt and equity securities and certain financial maintenance covenants, including among others, minimum interest coverage and maximum leverage ratios. The Credit Agreement provides for interest at variable rates equal to (i) for loans in Australian dollars, an Australian Bill rate plus .50% to .875% (depending upon debt to capitalization ratios), or (ii) for loans in United States dollars, at the Company's option, a Eurodollar rate plus .50% to .875% (depending upon debt to capitalization ratios), or an alternate reference rate as defined in the Credit Agreement. As of January 31, 2000, outstanding borrowings under the Credit Agreement were $38,500,000, at an average interest rate of 7.190%. The variable interest rates on the outstanding balance approximate the current market rates.

         Maximum borrowings outstanding under the Company's then existing credit agreements during 2000, 1999 and 1998 were $44,000,000, $49,000,000 and

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

$58,000,000, respectively, and the average outstanding borrowings were $40,583,000, $42,458,000 and $21,250,000, respectively. The weighted average interest rates were 7.0%, 7.0% and 7.3%, respectively.

         During March 1996, the Company completed the private placement of an unsecured note agreement (subsequently amended) for $25,000,000 ("Senior Notes"). The Senior Notes bear a fixed interest rate of 6.75% and will be due March 15, 2006 with annual installments of $3,571,000 beginning March 15, 2000. As of January 31, 2000 and 1999, such interest rate approximates market for similar securities. Financial guarantees and covenants are similar to those in the Credit Agreement.

         Loan costs incurred in securing long-term financing are amortized over the term of the respective loan agreement. Amortization of these costs for 2000, 1999 and 1998 was $221,000, $252,000 and $180,000, respectively. Amortization of loan costs is included in interest expense in the statements of income.

Long-term debt is as follows (in thousands of dollars):

                                                            2000               1999
                                                          -------            -------
             Senior Notes                                 $25,000            $25,000
             Revolving credit facility                     38,500             38,500
                                                          -------            -------
             Total long-term debt - net                    63,500             63,500
             Less current maturities                        3,571                 -
                                                          -------            -------
                                                          $59,929            $63,500
                                                          =======            =======

         As of January 31, 2000, long-term debt will mature as follows (in thousands of dollars):

                           2001                         $ 3,571
                           2002                           3,571
                           2003                          42,071
                           2004                           3,571
                           2005                           3,571
                           Thereafter                     7,145

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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998


         The Company has reserved 500,000 shares of common stock for issuance under Employee Incentive Compensation Plans. Issuance of shares under the Plans is based on performance as determined annually by a committee appointed by the Company's Board of Directors. During 2000, 1999 and 1998, 5,845, 9,636 and 3,524 shares, respectively, were issued at $5.50, $13.72 and $15.20 per share, respectively.

         The Company also has two stock option plans which provide for the granting of options to purchase up to an aggregate of 2,000,000 shares of common stock at a price fixed by the Board of Directors or a committee.

         Significant option groups outstanding at January 31, 2000 and related weighted average price and life information follows:

                                                                                  Average                 Remaining
                                 Options                    Options               Exercise                   Life
Grant Date                     Outstanding                Exercisable              Price                   (Years)
----------                     -----------                -----------             --------                --------
    8/92                        72,164                    72,164                   $  .882                  2
    8/92                        97,434                    97,434                     7.000                  2
   12/93                       258,317                   258,317                     6.420                  4
    5/94                        39,000                    39,000                     6.375                  4
    2/96                       158,500                   126,800                    10.500                  6
    4/97                        14,553                     5,821                    11.400                  7
    2/98                       265,000                   106,000                    14.000                  8
    4/98                        19,443                     3,889                    10.290                  8
    4/99                       399,187                       -                       5.139                  9
    7/99                        10,000                       -                       6.063                  9

         All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted average fair value at the date of grant for options granted during fiscal year 2000, 1999 and 1998 were $3.95, $9.57 and $12.68 per option, respectively. The options have a ten year term from the date of grant and vest ratably over periods of four to five years. The fair value of options at date of grant was estimated using the Black- Scholes model with the following weighted average assumptions:

                                                          2000               1999                1998
                                                          ----               ----                ----
         Expected life years                                10                 10                  10
         Interest rate                                    6.5%               6.5%                6.5%
         Volatility                                        59%                47%                 50%
         Dividend yield                                     0%                 0%                  0%

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

                                               Shares Under Option                 Shares Exercisable
                                               --------------------              --------------------
                                                               Weighted                       Weighted
                                                 Number         Average          Number of     Average
                                               of Shares         Price            Shares        Price
                                               ---------         -----            ------        -----
Stock Option Activity Summary:
Outstanding, February 1, 1997                        641,915         7.069        352,544       5.779
         Granted                                      15,727        11.400            -
         Canceled                                        -              -             -
         Vested                                          -              -         153,951
                                                   ---------                     --------
Outstanding, January 31, 1998                        657,642         7.172        506,495       6.283
         Granted                                     334,004        13.761           -
         Canceled                                        -              -            -
         Vested                                          -              -         119,965
                                                   ---------                      --------
Outstanding, January 31, 1999                        991,646         9.391        626,460       7.344
         Granted                                     454,187         5.111            -
         Canceled                                   (112,235)       10.395        (16,335)
         Vested                                          -              -          99,300
                                                   ---------                     --------
Outstanding, January 31, 2000                      1,333,598         7.862        709,425       7.858
                                                   =========                     ========

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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

material adverse effect upon its business or consolidated financial position, results of operations or cash flows.

(11)     Operating Segments and Foreign Operations

         The Company is a multi-national company operating predominantly in two operating segments. The first operating segment includes the Company's service operations with wholly owned operations in the United States, Australia, East Africa, Mexico, Canada, Indonesia and Thailand, as well as a 50% owned joint venture in West Africa, which are consolidated into the Company's January 31, 2000 financial statements. The service segment primarily derives its revenues from the following product lines: integrated groundwater services, mineral exploration drilling and geotechnical construction. The second operating segment, products, includes the manufacturing and supply of drilling equipment, parts and supplies. The product operations are primarily in the United States. Refer to Note 3 for information on other foreign investments.

         Revenues, operating income, total assets, capital expenditures and depreciation and amortization pertaining to the Company's operating segments are presented below (in thousands of dollars). Total revenues of foreign subsidiaries are those revenues related to the operations of those subsidiaries. Intersegment sales are accounted for based on the estimated fair market value of the products sold. In computing operating income for foreign subsidiaries, no allocations of general corporate expenses have been made. Total assets of foreign subsidiaries are those assets related to the operations of those subsidiaries, including goodwill. Corporate assets are all assets of the Company not directly associated with an operating segment, and consist primarily of cash, deferred income taxes and investments in foreign affiliates (see Note 3).

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998

Revenues                                          2000               1999            1998
                                                  ----               ----            ----
     Services
         United States                          $211,644           $193,702        $181,846
                                                --------           --------        --------
         Foreign:
           Canada                                  8,263             11,387          38,242
           Australia                               8,316             11,889          10,554
           Africa                                 28,231             35,311          17,948
           Other Foreign                           9,782             10,836          15,764
                                                --------           --------        --------
              Total Foreign                       54,592             69,423          82,508
                                                --------           --------        --------
                  Total Services                 266,236            263,125         264,354
                                                --------           --------        --------
     Products                                     25,390             33,526          47,336
     Intersegment revenues                       (10,181)           (12,403)        (17,090)
                                                --------           --------        --------
               Total Products                     15,209             21,123          30,246
                                                --------           --------        --------
                                                $281,445           $284,248        $294,600
                                                ========           ========        ========
Operating Income
     Services
         United States                          $ 12,673           $ 12,036        $ 16,841
                                                --------           --------        --------
         Foreign:
           Canada                                    150              1,292           7,006
           Australia                              (1,701)              (154)          1,293
           Africa                                 (2,968)              (140)           (299)
           Other Foreign                          (2,401)               340           2,720
                                                --------           --------        --------
              Total Foreign                       (6,920)             1,338          10,720
                                                --------           --------        --------
                Total Services                     5,753             13,374          27,561
     Products                                     (3,120)              (647)          1,278
     Corporate                                    (5,090)            (5,731)         (9,545)
                                                --------           --------        --------
                                                $ (2,457)          $  6,996        $ 19,294
                                                ========           ========        ========
Total Assets
     Services
         United States                          $ 93,562           $ 92,846        $ 79,258
                                                --------           --------        --------
         Foreign:
           Canada                                  8,212              5,667          10,416
           Australia                              54,223             53,828          64,024
           Africa                                 27,690             32,577          21,241
           Other Foreign                          13,199             14,915          13,932
                                                --------           --------        --------
              Total Foreign                      103,324            106,987         109,613
                                                --------           --------        --------
                Total Services                   196,886            199,833         188,871
         Products                                 22,577             23,114          28,584
     Corporate                                    25,872             28,556          25,397
                                                --------           --------        --------
                                                $245,335           $251,503        $242,852
                                                ========           ========        ========
Capital Expenditures
     Services                                   $ 12,649           $ 16,472        $ 21,363
     Products                                        167                345             882
                                                --------           --------        --------
                                                $ 12,816           $ 16,817        $ 22,425
                                                ========           ========        ========
Depreciation and Amortization
     Services                                   $ 22,336           $ 21,566        $ 15,030
     Products                                        680                795             651
                                                --------           --------        --------
                                                $ 23,016           $ 22,361        $ 15,681
                                                ========           ========        ========

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2000, 1999 and 1998


         Of the Products sales to unaffiliated customers, approximately $2,117,000, $3,090,000 and 9,581,000 in 2000, 1999 and 1998, respectively, were export sales, principally to Latin and South America.

(12)     Quarterly Results (Unaudited)

         Unaudited quarterly financial data is as follows (see Note 2 regarding the Stanley acquisition) (thousands of dollars, except per share data):

                                                    First            Second            Third        Fourth
                                                   --------         --------          --------     -------
2000:
     Revenues                                      $70,033          $73,238           $70,971          $67,203
     Gross profit                                   18,508           20,511            18,916           16,405
     Net loss                                       (1,214)          (1,176)           (1,354)          (3,921)
     Basic loss
         per share                                   (0.10)           (0.10)            (0.12)           (0.34)
     Diluted loss
         per share                                   (0.10)           (0.10)            (0.12)           (0.34)

                                                     First            Second            Third           Fourth
                                                    -------           ------           -------         -------
1999:
     Revenues                                       $68,341          $78,686           $74,451         $62,770
     Gross profit                                    18,583           23,486            20,920          16,306
     Net income (loss)                                1,026            2,985             1,137          (3,947)
     Basic earnings (loss)
         per share                                     0.09             0.26              0.10           (0.34)
     Diluted earnings (loss)
         per share                                     0.09             0.25              0.10           (0.34)

                                                                     SCHEDULE II

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                                                                   Additions
                                        Balance at   Charged to    Charged to
                                         Beginning    Costs and      Other                                    Balance at
Description                              of Period    Expenses      Accounts    Deductions     Other        End of Period
                                        ----------   ----------   -----------   ----------     -----        -------------
Allowance for customer
   receivables
   Fiscal year ended January 31, 1998     $1,002        $1,168       $671       $   (795)    $   537   (a)     $2,583
   Fiscal year ended January 31, 1999      2,583           975        480         (2,450)      1,476   (a)      3,064
   Fiscal year ended January 31, 2000      3,064           952        661         (1,240)         -             3,437

Reserves for Inventories:
   Fiscal year ended January 31, 1998      1,997           145                    (1,854)      3,478   (a)      3,766
   Fiscal year ended January 31,1999       3,766         1,000                    (1,003)        395   (a)      4,158
   Fiscal year ended January 31, 2000      4,158                                    (677)                       3,481

(a) Represents reserves recorded in connection with various acquisitions. See Note 2 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 25, 2000, (i) contains, under the caption "Election of Directors," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees"), and (ii) contains, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.


Item 11.  Executive Compensation

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 25, 2000, contains, under the caption "Executive Compensation and Other Information," the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Report of Board of Directors and Compensation Committee on Executive Compensation" and "Company Performance").


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 25, 2000, contains, under the caption "Ownership of Layne Christensen Common Stock," the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.


Item 13.  Certain Relationships and Related Transactions

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 25, 2000, contains, under the caption "Executive Compensation and Other Information-Certain Change-In-Control Agreements," the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)    Financial Statements, Financial Statement Schedules and Exhibits:

          1.    Financial Statements:

         The financial statements are listed in the index for Item 8 of this Form 10- K.

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

         4(4.1) - First Amendment to the Credit Agreement dated December 5, 1997 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 4(4.1) and
                         incorporated herein by this reference)

         4(4.2) - Second Amendment to the Credit Agreement dated February 23, 1998 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 4(4.2)and incorporated herein by this reference)

         4(4.3)      -   Third Amendment to the Credit Agreement dated October
                         16, 1998 (filed with the Registrant's Annual Report on
                         Form 10-K for the fiscal year ended January 31, 1999
                         (File No. 0-20578), as Exhibit 4(4.3) and incorporated herein by this reference)

         4(4.4)      -   Fourth Amendment to the Credit Agreement dated as of
                         April 20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as
                         Exhibit 4(1) and incorporated herein by reference)

         4(4.5)      -   Fifth Amendment to the Credit Agreement dated as of
                         February 14, 2000

           4(5)      -   Note Agreement dated as of March 15, 1996, between
                         the Company and Massachusetts Mutual Life Insurance
                         Company ("Purchaser") for the issuance and sale to Purchaser of $25,000,000 aggregate principal amount of 6.75% Senior Notes due March 15, 2006 (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No.
                         0-20578), as Exhibit 10(14) and incorporated herein by this reference)

           4(6)      -   Amendment to Note Agreement, dated as of July 25,
                         1997, between the Company and Massachusetts Mutual
                         Life Insurance Company (filed with Amendment No. 3 to the Company's Form S-2 Registration Statement (File
                         No. 333-29581) as Exhibit 10(14) and incorporated herein by this reference)

           4(7)      -   Rights Agreement, dated October 12, 1998, between
                         Layne Christensen Company and National City Bank, which includes the Form of Certificate of Designations of Series A Junior Participating
                         Preferred Stock of Layne Christensen Company as
                         Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred
                         Shares as Exhibit C. (Filed with the Company's Form
                         8-K dated October 12, 1998 (File No. 0-20578) as
                         Exhibit 4(1) and incorporated herein by reference.

          10(1)      -   Tax Liability Indemnification Agreement between the
                         Registrant and The Marley Company (filed with
                         Amendment No. 3 to the Registrant's Registration
                         Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

          10(2)      -   Lease Agreement between the Registrant and Parkway
                         Partners, L.L.C. dated December 21, 1994 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

        10(2.1)      -   First Modification & Ratification of Lease, dated as
                         of February 26, 1996, between Parkway Partners,
                         L.L.C. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-

                         20578), as Exhibit 10(2.1) and incorporated herein by this reference)

        10(2.2)      -   Second Modification and Ratification of Lease
                         Agreement between Parkway Partners, L.L.C. and Layne
                         Christensen Company dated April 28, 1997 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No.
                         0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

        10(2.3)      -   Third Modification and Extension Agreement between
                         Parkway Partners, L.L.C. and Layne Christensen
                         Company dated November 3, 1998 (filed with the
                         Company's 10-Q for the quarter ended October 31, 1998
                         (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

        **10(3)      -   Form of The Layne Capital Accumulation Plan and Trust
                         Agreement (filed with the Registrant's Registration
                         Statement (File No. 33-48432) as Exhibit 10(5) and incorporated herein by reference)

        **10(4)      -   Layne, Inc. 1992 Stock Option Plan (filed with
                         Amendment No. 3 to the Registrant's Registration
                         Statement (File No. 33-48432) as Exhibit 10(6) and incorporated herein by reference)

        **10(5)      -   Form of Stock Option Agreement between the Company
                         and management of the Company (filed with Amendment
                         No. 3 to the Registrant's Registration Statement
                         (File No. 33-48432) as Exhibit 10(7) and incorporated herein by reference)

        **10(6)      -   Form of Non Qualified Stock Option Agreement
                         (Spin-Off Options) between the Company and Robert J.
                         Dineen (filed with Amendment No. 3 to the
                         Registrant's Registration Statement (File No. 33-
                         48432)as Exhibit 10(9) and incorporated herein by reference)

          10(7)      -   Insurance Liability Indemnity Agreement between the
                         Company and The Marley Company (filed with Amendment
                         No. 3 to the Registrant's Registration Statement
                         (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

        **10(8)      -   Form of the Layne, Inc. Executive Incentive
                         Compensation Plan (filed with the Registrant's Form
                         10-Q for the quarterly period ended July 31, 1994
                         (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

          10(9)      -   Agreement between The Marley Company and the Company
                         relating to tradename (filed with the Registrant's
                         Registration Statement (File No.33-48432) as Exhibit
                         10(10) and incorporated herein by reference)

       **10(10)      -   Form of Subscription Agreement for management of the
                         Company (filed with Amendment No. 3 to the
                         Registrant's Registration Statement (File No.
                         33-48432) as Exhibit 10(16) and incorporated herein by reference)

       **10(11)      -   Form of Subscription Agreement between the Company and Robert
                         J. Dineen (filed with Amendment No. 3 to the Registrant's
                         Registration Statement (File No. 33-48432) as Exhibit 10(17)and
                         incorporated herein by reference)

         10(12)      -   Amended and Restated Credit Agreement, dated as of July 25,
                         1997, among the Company, Layne Christensen Australia Pty
                         Limited, National Trust and Savings Association, various
                         financial institutions, Bank of America, as Letter of Credit
                         Issuer, and Bank of America National Trust and Savings
                         Association, as Agent ("Credit Agreement") (filed with
                         Amendment No. 3 to the Company's Form S-2 Registration
                         Statement (File No. 333-29581) as Exhibit 10(12) and
                         incorporated herein by this reference)

       10(12.1)      -   First Amendment to the Credit Agreement dated December
                         5, 1997 (filed with the Registrant's Annual Report on
                         Form 10-K for the fiscal year ended January 31, 1999
                         (File No. 0-20578), as Exhibit 4(4.1) and incorporated
                         herein by this reference)

       10(12.2)      -   Second Amendment to the Credit Agreement dated February
                         23, 1998 (filed with the Registrant's Annual Report on
                         Form 10-K for the fiscal year ended January 31, 1999
                         (File No. 0-20578), as Exhibit 4(4.2)and incorporated
                         herein by this reference)

       10(12.3)      -   Third Amendment to the Credit Agreement dated October
                         16, 1998 (filed with the Registrant's Annual Report on
                         Form 10-K for the fiscal year ended January 31, 1999
                         (File No. 0-20578), as Exhibit 4(4.3) and incorporated
                         herein by this reference)

       10(12.4)      -   Fourth Amendment to the Credit Agreement dated as of
                         April 20, 1999 (filed with the Company's Form 10-Q for
                         the quarter ended April 30, 1999 (File No. 0-20578) as
                         Exhibit 4(1) and incorporated herein by reference)

       10(12.5)      -   Fifth Amendment to the Credit Agreement dated as of
                         February 14, 2000

       **10(13)      -   Letter Agreement between Andrew B. Schmitt and the
                         Company dated October 12, 1993 (filed with the
                         Company's Annual Report on Form 10-K for the fiscal
                         year ended January 31, 1995 (File No. 0-20578) as
                         Exhibit 10(13) and incorporated herein by reference)

         10(14)      -   Note Agreement dated as of March 15, 1996, between the
                         Company and Massachusetts Mutual Life Insurance Company
                         ("Purchaser") for the issuance and sale to Purchaser of
                         $25,000,000 aggregate principal amount of 6.75% Senior
                         Notes due March 15, 2006 (filed with the Company's
                         Annual Report on Form 10-K for the fiscal year ended
                         January 31, 1996 (File No. 0-20578), as Exhibit 10(14)
                         and incorporated herein by this reference)

         10(15)      -  Amendment to Note Agreement, dated as of July 25, 1997, between the Company and Massachusetts Mutual Life
                        Insurance Company (filed with Amendment No. 3 to the
                        Company's Form S-2

                        Registration Statement (File No. 333-29581) as Exhibit 10(14) and incorporated herein by this reference)

       **10(16)      -  Form of Incentive Stock Option Agreement between the
                        Company and management of the Company (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as
                        Exhibit 10(15) and incorporated herein by this reference)

         10(17)      -  Registration Rights Agreement, dated as of November 30,
                        1995, between the Company and Marley Holdings, L.P.
                        (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No.
                        0-20578), as Exhibit 10(17) and incorporated herein by this reference)

         10(18)      -  Stockholders Agreement, dated as of December 28, 1995,
                        among the Company, Marley Holdings, L.P., Greylock
                        Investments Limited Partnership and certain other stockholders of the Registrant identified therein (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(18) and incorporated herein by this reference)

       **10(19)      -  Form of Stock Option Agreement between the Company and
                        Management of the Company effective February 1, 1998
                        (filed with the Company's Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

       **10(20)      -  Form of Incentive Stock Option Agreement between the
                        Company and Management of the Company effective April
                        20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as
                        Exhibit 10(2) and incorporated herein by reference)

       **10(21)      -  Form of Non-Qualified Stock Option Agreement between the
                        Company and Management of the Company effective as of April 20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as
                        Exhibit 10(3) and incorporated herein by reference)

          11(1)      -  Statement regarding Computation of per share earnings

          22(1)      -  List of Subsidiaries

          23(1)      -  Consent of Deloitte & Touche LLP

          27(1)      -  Financial Data Schedule

---------------------------

** Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

   (b)    Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended January 31, 2000.

   (c)    Exhibits

          The exhibits filed with this report on Form 10-K are identified above under Item 14(a)(3).

   (d)    Financial Statement Schedules

          The financial statement schedules filed with this report on Form 10-K are identified above under Item 14(a)(2).

                                  Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAYNE CHRISTENSEN COMPANY

                                          By /S/ Andrew B. Schmitt
                                            ----------------------------
                                            Andrew B. Schmitt
                                               President and
Dated:  April 27, 2000                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature and Title                                                    Date


/S/Andrew B. Schmitt                                                            April 27, 2000
-----------------------------------------------------------------------
Andrew B. Schmitt
     President, Chief Executive Officer
     and Director
     (Principal Executive Officer)

/S/Jerry W. Fanska                                                              April 27, 2000
-----------------------------------------------------------------------
Jerry W. Fanska
     Vice President--Finance and Treasurer
     (Principal Financial and Accounting Officer)

/S/Robert J. Dineen                                                             April 20, 2000
-----------------------------------------------------------------------
Robert J. Dineen
     Director

/S/ Edward A. Gilhuly                                                           April 20, 2000
-----------------------------------------------------------------------
Edward A. Gilhuly
     Director

/S/ Todd A. Fisher                                                              April 20, 2000
-----------------------------------------------------------------------
Todd A. Fisher
     Director

/S/ Donald K. Miller                                                            April 20, 2000
-----------------------------------------------------------------------
Donald K. Miller
     Director

/S/ Sheldon R. Erikson                                                          April 20, 2000
-----------------------------------------------------------------------
Sheldon R. Erikson
     Director

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

     4(4.1)       First Amendment to the Credit Agreement dated December 5, 1997
                  (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as
                  Exhibit 4(4.1)
                  and incorporated herein by this reference)                                                  *

     4(4.2)       Second Amendment to the Credit Agreement dated February 23,
                  1998 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 4(4.2)
                  and incorporated herein by this reference)                                                  *

     4(4.3)       Third Amendment to the Credit Agreement dated October 16, 1998
                  (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as
                  Exhibit 4(4.3)
                  and incorporated herein by this reference)                                                  *

     4(4.4)       Fourth Amendment to the Credit Agreement dated
                  as of April 20, 1999 (filed with the Company's
                  Form 10-Q for the quarter ended April 30, 1999
                  (File No. 0-20578) as Exhibit 4(1) and
                  incorporated herein by reference)                                                           *

     4(4.5)       Fifth Amendment to the Credit Agreement dated
                  as of February 14, 2000                                                                    68

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

    10(2.2)       Second Modification and Ratification of Lease Agreement
                  between Parkway Partners, L.L.C. and Layne Christensen
                  Company dated April 28, 1997 (filed with the Registrant's
                  Annual Report on Form 10-K for the fiscal year ended
                  January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2)
                  and incorporated herein by this reference)                                                  *

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

   10(12.1)       First Amendment to the Credit Agreement dated
                  December 5, 1997 (filed with the Registrant's Annual

                  Report on Form 10-K for the fiscal year ended
                  January 31, 1999 (File No. 0-20578), as Exhibit 4(4.1)
                  and incorporated herein by this reference)                                                  *

   10(12.2)       Second Amendment to the Credit Agreement dated February 23,
                  1998 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 4(4.2)
                  and incorporated herein by this reference)                                                  *

   10(12.3)       Third Amendment to the Credit Agreement dated October 16, 1998
                  (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as
                  Exhibit 4(4.3)
                  and incorporated herein by this reference)                                                  *

   10(12.4)       Fourth Amendment to the Credit Agreement dated
                  as of April 20, 1999 (filed with the Company's
                  Form 10-Q for the quarter ended April 30, 1999
                  (File No. 0-20578) as Exhibit 4(1) and
                  incorporated herein by reference)                                                           *

   10(12.5)       Fifth Amendment to the Credit Agreement dated
                  as of February 14, 2000                                                                    79

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

     10(20)       Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30,
                  1999 (File No. 0-20578) as
                  Exhibit 10(2) and incorporated herein by reference)                                         *

     10(21)       Form of Non-Qualified Stock Option Agreement between the
                  Company and Management of the Company effective as of April
                  20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578)
                  as Exhibit 10(3) and incorporated herein by reference)                                      *

      11(1)       Statement regarding Computation of per share earnings                                      90

      22(1)       List of Subsidiaries                                                                       91

      23(1)       Consent of Deloitte & Touche LLP                                                           92

      27(1)       Financial Data Schedule                                                                    93

---------------------------
* Incorporated herein by reference.