Form 10-Q
period 2000-04-30
LAYNE CHRISTENSEN CO
filed 2000-05-26
CIK 888504

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 2000

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 19347

         For the transition period from _______ to ________

                          -------------

                 Commission File Number 33-48432


                    Layne Christensen Company
      -----------------------------------------------------
      (Exact name of registrant as specified in its charter)

          Delaware                            48-0920712
-------------------------------        --------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)            Identification No.)


1900 Shawnee Mission Parkway, Mission Woods, Kansas       66205
---------------------------------------------------    ----------
(Address of principal executive offices)               (Zip Code)

                          (913) 362-0510
       (Registrant's telephone number, including area code)


                          Not Applicable
-----------------------------------------------------------------

 (Former name, former address and former fiscal year, if changed since last report.)

                      ---------------------

     Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the
past 90 days.  Yes   X  .  No      .
                   -----      -----

     There were 11,692,310 shares of common stock, $.01 par value per share, outstanding on May 19, 2000.

                              PART I

ITEM 1.   Financial Statements

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                          (in thousands)
                                                    April 30,      January 31,
                                                      2000            2000
                                                   ----------      ----------
ASSETS
Current assets:
  Cash and cash equivalents                         $   3,053      $   3,751
  Customer receivables, less allowance
    of $3,462 and $3,437, respectively                 50,517         44,785
  Costs and estimated earnings in excess of
    billings on uncompleted contracts                  13,783         11,086
  Inventories                                          28,986         29,974
  Deferred income taxes                                10,134         10,324
  Other                                                 7,550          5,303
                                                    ---------      ---------
      Total current assets                            114,023        105,223
                                                    ---------      ---------

Property and equipment:
  Land                                                  9,485          9,435
  Buildings                                            17,314         16,668
  Machinery and equipment                             165,941        167,579
                                                    ---------      ---------
                                                      192,740        193,682
Less - Accumulated depreciation                      (112,474)      (110,687)
                                                    ---------      ---------
      Net property and equipment                       80,266         82,995
                                                    ---------      ---------
Other assets:
  Investment in foreign affiliates                     19,278         19,381
  Goodwill and other intangible assets,
    at cost less accumulated amortization              30,562         33,570
  Other                                                 4,130          4,166
                                                    ---------      ---------
      Total other assets                               53,970         57,117
                                                    ---------      ---------

                                                    $ 248,259      $ 245,335

                                                    =========      =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (in thousands, except share and per share data)
                                                     April 30,     January 31,
                                                       2000           2000
                                                    -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $  21,468     $  16,762
  Current maturities of long-term debt                   3,571         3,571
  Accrued compensation                                  10,041        12,068
  Accrued insurance expense                              7,184         7,357
  Other accrued expenses                                10,008        10,119
  Billings in excess of costs and estimated
    earnings on uncompleted contracts                    9,350        10,101
                                                     ---------     ---------
        Total current liabilities                       61,622        59,978
                                                     ---------     ---------

Noncurrent and deferred liabilities:
  Long-term debt                                        67,857        59,929
  Deferred income taxes                                    322         1,380
  Accrued insurance expense                              5,088         5,000
  Other                                                  1,983         2,052
  Minority interest                                     10,024        10,156
                                                     ---------     ---------
        Total noncurrent and deferred liabilities       85,274        78,517
                                                     ---------     ---------

Contingencies
Stockholders' equity:
  Preferred stock, par value $.01 per share,
    5,000,000 shares authorized, none issued and
    outstanding                                            -             -
  Common stock, par value $.01 per share, 30,000,000
    shares authorized, 11,692,310 and 11,691,129
    shares issued and outstanding, respectively            117           117
  Capital in excess of par value                        83,519        83,463
  Retained earnings                                     26,208        29,150
  Accumulated other comprehensive loss                  (8,329)       (5,738)
  Notes receivable from management stockholders           (152)         (152)
                                                     ---------     ---------
        Total stockholders' equity                     101,363       106,840
                                                     ---------     ---------
                                                     $ 248,259     $ 245,335


                                                     =========     =========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
          (in thousands, except share and per share data)

                                                          Three Months
                                                         Ended April 30,
                                                        2000         1999
                                                     ----------   ----------
Revenues:
  Net service revenues                               $   70,785   $   66,193
  Net product sales                                       4,761        3,840
                                                     ----------   ----------
        Total                                            75,546       70,033
                                                     ----------   ----------

Cost of revenues (exclusive of depreciation
  shown below):
    Cost of service revenues                             53,617       48,611
    Cost of product sales                                 3,837        2,914
                                                     ----------   ----------
        Total                                            57,454       51,525
                                                     ----------   ----------
Gross profit                                             18,092       18,508
Selling, general and administrative expenses             14,431       13,621
Depreciation and amortization                             5,538        5,839
                                                     ----------   ----------
Operating loss                                           (1,877)        (952)

Other income (expense):
    Equity in earnings of foreign affiliates                113          101
    Interest                                             (1,435)      (1,170)
    Other, net                                              262          197
                                                     ----------   ----------
Loss before income taxes                                 (2,937)      (1,824)
Income tax benefit                                           -          (839)
Minority interest, net of income taxes                       (5)        (229)
                                                     ----------   ----------
    Net loss                                         $   (2,942)  $   (1,214)
                                                     ==========   ==========
Basic and diluted loss per share                     $    (0.25)  $    (0.10)
                                                     ==========   ==========
Weighted average number of common and dilutive
  equivalent shares outstanding                      11,757,000   11,642,000
                                                     ==========   ==========

         See Notes to Consolidated Financial Statements.

            LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOW
                          (in thousands)
                                                           Three Months
                                                          Ended April 30,
                                                     -----------------------
                                                        2000         1999
                                                     ----------   ----------
Cash flow from operating activities:
  Net loss                                           $ (2,942)    $ (1,214)
  Adjustments to reconcile net loss to
   cash used in operations:
      Depreciation and amortization                     5,538        5,839
      Deferred income taxes                               (85)         (27)
      Equity in earnings of foreign affiliates           (113)        (101)
      Dividends received from foreign affiliates          212          106
      Minority interest                                     8          424
      Gain from disposal of property and equipment       (190)        (165)
      Changes in current assets and liabilities:
        Increase in customer receivables               (5,860)      (3,291)
        Increase in costs and estimated earnings in
          excess of billings on uncompleted contracts  (2,474)      (1,260)
        Decrease in inventories                           893           63
        (Increase) decrease in other current assets    (2,208)       1,207
        Increase (decrease) in accounts payable and
          accrued expenses                              2,763       (2,886)
        Decrease in billings in excess of costs and
          estimated earnings on uncompleted contracts    (753)        (409)
      Other, net                                         (985)         487
                                                     --------     --------
    Cash used in operating activities                  (6,196)      (1,227)
                                                     --------     --------
Cash flow from investing activities:
  Additions to property and equipment                  (3,399)      (2,157)
  Proceeds from disposal of property and equipment        335          306
                                                     --------     --------
    Cash used in investing activities                  (3,064)      (1,851)
                                                     --------     --------
Cash flow from financing activities:
  Net borrowings under revolving facility              11,500        4,000
  Repayment of long-term debt                          (3,572)          -
                                                     --------     --------
    Cash from financing activities                      7,928        4,000
                                                     --------     --------
Effects of exchange rate changes on cash                  634         (803)
                                                     --------     --------
Net increase (decrease) in cash and cash equivalents     (698)         119
Cash and cash equivalents at beginning of period        3,751        2,094
                                                     --------     --------
Cash and cash equivalents at end of period           $  3,053     $  2,213
                                                     ========     ========


         See Notes to Consolidated Financial Statements.

                    LAYNE CHRISTENSEN COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries
(together the "Company"). All significant intercompany transactions have been eliminated. Investments in affiliates (33% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for on the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2000 as filed in its Annual Report on Form 10-K.

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

The amounts paid for income taxes and interest are as follows (in thousands):

                             Three Months Ended April 30,
                             ----------------------------
                                 2000            1999
                             ------------    ------------
     Income taxes              $   -           $  (138)
     Interest                    1,463           1,561

During the first quarter of fiscal 2001, the Company issued 1,182 shares of common stock and 42,532 stock options to employees related to fiscal 2000 compensation awards. The total value of these awards was approximately
$55,000, which was accrued at January 31, 2000.

2.  Inventories

The Company values inventories at the lower of cost
(first-in, first-out) or market (in thousands):

                                                  As of
                                         -----------------------
                                          April 30,   January 31,
                                            2000         2000
                                         ----------   -----------

  Raw materials                          $    1,338    $    1,422
  Work in process                               573           547
  Finished products, parts and supplies      27,075        28,005
                                         ----------    ----------
        Total                            $   28,986    $   29,974
                                         ==========    ==========

3.   Comprehensive Loss


Components of comprehensive loss are summarized as follows (in thousands):


                                                          Three Months Ended
                                                              April 30,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
Net loss                                                 $(2,942)    $(1,214)
Other comprehensive loss, net of taxes:
  Foreign currency translation adjustments                (2,663)        874
  Unrealized gain on available for sale
    investments                                               72          19
  Change in unrecognized pension liability                    -           24
                                                         -------     -------
Comprehensive loss                                       $(5,533)       (297)
                                                         =======     =======



The components of accumulated other comprehensive loss for the three months ended April 30, 2000 are as follows
(in thousands):

                                        Unrealized                  Accumulated
                           Cumulative   Gain (Loss)  Unrecognized      Other
                           Translation      On         Pension     Comprehensive
                           Adjustment   Investments   Liability        Loss
                           -----------  -----------  ------------  -------------
Balance, February 1, 2000  $   (4,561)  $   (1,177)  $     -       $     (5,738)
Period Change                  (2,663)          72         -             (2,591)
                           ----------   ----------   ------------  ------------
Balance, April 30, 2000    $   (7,224)  $   (1,105)  $     -             (8,329)
                           ==========   ==========   ============  ============

4.  Operating Segments

The Company is a multi-national company operating predominantly in two operating segments. The first operating segment includes the Company's service operations with wholly owned operations in the United
States, Australia, East Africa, Mexico, Canada, Italy,
Indonesia and Thailand, as well as a 50%-owned joint venture in West Africa, which is consolidated into the Company's April 30, 2000 financial statements.
The service segment primarily derives its revenues from the following service lines: water-related products and services, mineral exploration drilling services, geotechnical construction services and oil and gas services and exploration. The second operating segment, products, includes the manufacturing and supply of drilling equipment, parts and supplies.
The products' operations are primarily in the United
States.

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



                                                 Three Months Ended
                                                      April 30,
                                             --------------------------
                                                2000             1999
                                             ---------        ---------
REVENUES
   Services
      United States                          $  54,683        $  53,673
                                             ---------        ---------
      Foreign:
         Canada                                  3,692            1,560
         Australia                               2,474            2,754
         Africa                                  7,334            6,125
         Other foreign                           2,602            2,081
                                             ---------        ---------
            Total foreign                       16,102           12,520
                                             ---------        ---------
               Total services                   70,785           66,193
                                             ---------        ---------
   Products                                      6,916            5,821
   Intersegment revenues                        (2,155)          (1,981)
                                             ---------        ---------
            Total products                       4,761            3,840
                                             ---------        ---------
               Total revenues                $  75,546        $  70,033
                                             =========        =========

OPERATING LOSS
   Services
      United States                          $   2,956        $   3,519
                                             ---------        ---------
      Foreign:
         Canada                                    119              (36)
         Australia                                (332)            (147)
         Africa                                 (1,140)          (1,521)
         Other foreign                             (57)            (441)
                                             ---------        ---------
            Total foreign                       (1,410)          (2,145)
                                             ---------        ---------
               Total services                    1,546            1,374
                                             ---------        ---------
   Products                                       (607)            (918)
   Corporate                                    (2,816)          (1,408)
                                             ---------        ---------
               Total operating loss          $  (1,877)       $    (952)
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

Results of Operations


The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of operations bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.


                                            Three Months     Period-to-Period
                                           Ended April 30,         Change
                                            2000    1999        Three Months
                                           ------  ------    -----------------
Revenues:
  Water-related products and services       52.9%   59.2%          (3.5)%
  Mineral exploration drilling              25.8    20.7           34.2
  Geotechnical construction                 14.3    14.6            5.5
  Oil and gas services                        .7      -              *
                                           -----   -----
    Total net service revenues              93.7    94.5            6.9
  Product sales                              6.3     5.5           24.0
                                           -----   -----
    Total net revenues                     100.0%  100.0%           7.9
                                           =====   =====

Cost of revenues:
  Cost of service revenues                  75.7%   73.4%          10.3
  Cost of product sales                     80.6    75.9           31.7
                                           -----   -----
    Total cost of revenues                  76.0    73.6           11.5
                                           -----   -----
Gross profit                                24.0    26.4           (2.2)
Selling, general and administrative
  expenses                                  19.1    19.4            5.9
Depreciation and amortization                7.3     8.4           (5.2)
                                           -----   -----
Operating loss                              (2.4)   (1.4)            *
Other income (expense):
  Equity in earnings of foreign
    affiliates                                .1     0.2           11.9
  Interest                                  (1.9)   (1.7)          22.6
  Other, net                                 0.3     0.3             *
                                           -----   -----
Loss before income taxes                    (3.9)   (2.6)            *
Net income tax benefit                        -     (1.2)            *
Minority interest, net of income taxes        -     (0.3)            *
                                           -----   -----
Net loss                                    (3.9)%  (1.7)%           *
                                           =====   =====
_______________
*  Not meaningful.


RESULTS OF OPERATIONS

Revenues for the three months ended April 30, 2000 increased $5,513,000, or 7.9%, to $75,546,000, compared to $70,033,000 for the three months ended April 30, 1999.
Water-related products and services revenues decreased
3.5% to $40,010,000 for the three months ended April 30, 2000, compared to revenues of $41,469,000 for the three months ended April 30, 1999. The decrease was mainly attributable to lower demand during the quarter for drilling services related to groundwater contamination.
Mineral exploration drilling revenues increased 34.2% to $19,482,000 for the three months ended April 30, 2000, from $14,515,000 for the three months ended April 30, 1999. The increase in revenue for the first quarter reflects increased activity in East Africa and North
America.  Geotechnical construction revenues increased
5.5% to $10,770,000 for the three months ended April 30, 2000, compared to revenues of $10,209,000 for the three months ended April 30, 1999. The increase was mainly a result of increased market penetration in certain areas of the country. Product sales increased 24.0% to $4,761,000 for the three months ended April 30, 2000, from $3,840,000 for the three months ended April 30, 1999. The increase was primarily a result of increased demand for drills and accessories in the mineral exploration market.

Gross profit as a percentage of revenues was 24.0% for the three months ended April 30, 2000, compared to 26.4% for the same period last year. The decrease in gross profit was primarily attributable to expenses associated with the expansion of the Company's domestic oil and gas services and exploration.
Additionally, the Company experienced reduced margins at its mineral exploration locations in Australia and West Africa.

Selling, general and administrative expenses increased to $14,431,000 for the three months ended April 30, 2000, compared to $13,621,000 for the three months ended April 30, 1999. The increase for the quarter was mainly the result of expenses related to the Company's expansion of domestic oil and gas services and exploration after the first quarter of fiscal 2000, combined with the continued expansion of the Company's
Integrated Groundwater Services division.

Depreciation and amortization decreased to $5,538,000 for the three months ended April 30, 2000, compared to $5,839,000 for the same period last year. The decrease in depreciation and amortization for the first quarter is primarily attributable to certain mineral exploration assets becoming fully depreciated during the fourth quarter of last year.

Equity in earnings of foreign affiliates was $113,000 for the three months ended April 30, 2000, compared to $101,000 for the same period last year.

No benefit for income taxes was recorded for the three months ended April 30, 2000, compared to recording a benefit of $839,000 for the same period last year.
No benefit was recorded during this quarter as the Company's ability to realize the benefit over the entire fiscal year is uncertain due to the impact of non-deductible expenses which partially offset any tax benefit attributable to lower taxable earnings.

CHANGES IN FINANCIAL CONDITION

Cash used in operations was $6,196,000 for the three months ended April 30, 2000 compared to $1,227,000 used for the same period last year. Borrowings under the Company's available credit agreement were primarily used for additions to property and equipment of $3,399,000 and various incentive compensation payments during the three months ended April 30, 2000.

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


                                   LAYNE CHRISTENSEN COMPANY
                                          (Registrant)



DATE:  May 26, 2000               /s/ A. B. Schmitt
                                  -------------------------------
                                  A.B. Schmitt, President
                                    and Chief Executive Officer


DATE:  May 26, 2000               /s/ Jerry W. Fanska
                                  -------------------------------
                                  Jerry W. Fanska, Vice President
                                     Finance and Treasurer

EXHIBIT INDEX

      Exhibit No.     Description
      -----------     -----------

        27(1)         Financial Data Schedule.