Form 10-Q
period 2000-07-31
LAYNE CHRISTENSEN CO
filed 2000-08-24
CIK 888504

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended July 31, 2000

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

                       ------------------

               Commission File Number 33-48432


                    Layne Christensen Company

      -----------------------------------------------------
     (Exact name of registrant as specified in its charter)

          Delaware                              48-0920712
--------------------------------        -------------------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)            Identification No.)


1900 Shawnee Mission Parkway, Mission Woods, Kansas       66205
---------------------------------------------------    ----------
(Address of principal executive offices)               (Zip Code)

                         (913) 362-0510
      (Registrant's telephone number, including area code)


                         Not Applicable
-----------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report.)
                       ------------------

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

     There were 11,707,694 shares of common stock, $.01 par value per share, outstanding on August 10, 2000.

                             PART I

ITEM 1.   Financial Statements

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                              July 31,      January 31,
                                                2000           2000
                                             -----------    -----------
ASSETS
Current assets:
 Cash and cash equivalents                   $   3,840      $   3,751
 Customer receivables, less allowance
  of $3,059 and $3,437, respectively            52,593         44,785
 Costs and estimated earnings in excess
  of billings on uncompleted contracts          11,718         11,086
 Inventories                                    30,343         29,974
 Deferred income taxes                          10,101         10,324
 Other                                           6,850          5,303
                                             ---------      ---------
       Total current assets                    115,445        105,223
                                             ---------      ---------
Property and equipment:
 Land                                            9,698          9,435
 Buildings                                      18,034         16,668
 Machinery and equipment                       162,542        167,579
                                             ---------      ---------
                                               190,274        193,682
Less - Accumulated depreciation               (111,066)      (110,687)
                                             ---------      ---------
       Net property and equipment               79,208         82,995
                                             ---------      ---------
Other assets:
 Investment in foreign affiliates               19,146         19,381
 Goodwill and other intangible assets,
  at cost less accumulated amortization         29,636         33,570
 Other                                           4,084          4,166
                                             ---------      ---------
        Total other assets                      52,866         57,117
                                             ---------      ---------
                                             $ 247,519      $ 245,335
                                             =========      =========

         See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (in thousands, except share and per share data)
                                                        July 31,     January 31,
                                                         2000          2000
                                                      -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                     $    22,461   $    16,762
 Current maturities of long-term debt                       3,571         3,571
 Accrued compensation                                      12,007        12,068
 Accrued insurance expense                                  6,959         7,357
 Other accrued expenses                                    10,499        10,119
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                        10,398        10,101
                                                      -----------   -----------
      Total current liabilities                            65,895        59,978
                                                      -----------   -----------

Noncurrent and deferred liabilities:
 Long-term debt                                            65,357        59,929
 Deferred income taxes                                         40         1,380
 Accrued insurance expense                                  4,947         5,000
 Other                                                      1,879         2,052
 Minority interest                                          9,967        10,156
                                                      -----------   -----------
      Total noncurrent and deferred liabilities            82,190        78,517
                                                      -----------   -----------
Contingencies
Stockholders' equity:
 Preferred stock, par value $.01 per share,
  5,000,000 shares authorized, none issued
  and outstanding                                              -             -
 Common stock, par value $.01 per share,
   30,000,000 shares authorized, 11,707,694 and
   11,691,129 shares issued and outstanding,
   respectively                                               117           117
 Capital in excess of par value                            83,619        83,463
 Retained earnings                                         24,700        29,150
 Accumulated other comprehensive loss                      (8,850)       (5,738)
 Notes receivable from management stockholders               (152)         (152)
                                                      -----------   -----------
      Total stockholders' equity                           99,434       106,840
                                                      -----------   -----------
                                                      $   247,519   $   245,335
                                                      ===========   ===========

         See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
         (in thousands, except share and per share data)

                                    Three Months              Six Months
                                   Ended July 31,           Ended July 31,
                                ----------------------  ----------------------
                                   2000        1999        2000        1999
                                ----------  ----------  ----------  ----------
Revenues:
 Net service revenues           $   72,328  $   69,377  $  143,113  $  135,570
 Net product sales                   4,472       3,861       9,233       7,701
                                ----------  ----------  ----------  ----------
   Total                            76,800      73,238     152,346     143,271
                                ----------  ----------  ----------  ----------
Cost of revenues (exclusive of
 depreciation shown below):
  Cost of service revenues          53,643      49,666     107,260      98,277
  Cost of product sales              3,497       3,061       7,334       5,975
                                ----------  ----------  ----------  ----------

   Total                            57,140      52,727     114,594     104,252
                                ----------  ----------  ----------  ----------
Gross profit                        19,660      20,511      37,752      39,019
Selling, general and
 administrative expenses            15,072      13,317      29,503      26,938
Depreciation and amortization        5,413       5,794      10,951      11,633
                                ----------  ----------  ----------  ----------
Operating income (loss)               (825)      1,400      (2,702)        448
Other income (expense):
 Equity in earnings (losses)
  of foreign affiliates                325        (156)        438         (55)
 Interest                           (1,609)     (1,198)     (3,044)     (2,368)
 Other, net                            574         280         836         477
                                ----------  ----------  ----------  ----------
Income (loss) before income
 taxes and minority interest        (1,535)        326      (4,472)     (1,498)
Income tax expense                      -        1,351          -          512
Minority interest, net of
 income taxes                           27        (151)         22        (380)
                                ----------  ----------  ----------  ----------
 Net loss                       $   (1,508) $   (1,176) $   (4,450) $   (2,390)
                                ==========  ==========  ==========  ==========
Basic and diluted loss
 per share                      $     (.13) $     (.10) $     (.38) $     (.20)
                                ==========  ==========  ==========  ==========

Weighted average number of
 common and dilutive
 equivalent shares
 outstanding                    11,758,000  11,676,000  11,758,000  11,660,000
                                ==========  ==========  ==========  ==========

        See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (in thousands)
                                                                 Six Months
                                                               Ended July 31,
                                                            --------------------
                                                              2000       1999
                                                            ---------  ---------
Cash flow from operating activities:
 Net loss                                                   $ (4,450)  $ (2,390)
 Adjustments to reconcile net loss to cash
  from operations:
   Depreciation and amortization                              10,951     11,633
   Deferred income taxes                                         (67)      (172)
   Equity in (earnings) losses of foreign affiliates            (438)        55
   Dividends received from foreign affiliates                    668        106
   Minority interest                                             (34)       587
   Gain from disposal of property and equipment                 (423)      (532)
   Changes in current assets and liabilities
    (exclusive of effects of acquisitions):
      Increase in customer receivables                        (7,977)    (5,010)
      Increase in costs and estimated earnings in
       excess of billings on uncompleted contracts              (416)    (1,006)
      (Increase) decrease in inventories                        (468)        53
      (Increase) decrease in other current assets             (1,604)       446
      Increase (decrease) in accounts payable and
      accrued expenses                                         6,048     (2,024)
      Increase in billings in excess of costs
       and estimated earnings on uncompleted
       contracts                                                 308        263
   Other, net                                                   (622)       (27)
                                                            --------   --------
  Cash from operating activities                               1,476      1,982
                                                            --------   --------
Cash flow from investing activities:
 Additions to property and equipment                          (8,066)    (4,470)
 Proceeds from disposal of property and equipment              1,165      1,166
 Acquisitions of businesses, net of cash acquired                 -        (422)
                                                            --------   --------
   Cash from investing activities                             (6,901)    (3,726)
                                                            --------   --------
 Cash flow from financing activities:
 Net borrowings under revolving facility                       9,000      2,500
 Repayment of long-term debt                                  (3,572)        -
                                                            --------   --------
     Cash from financing activities                            5,428      2,500
                                                            --------   --------
Effects of exchange rate changes on cash                          86       (444)
                                                            --------   --------
Net increase in cash and cash equivalents                         89        312
Cash and cash equivalents at beginning of period               3,751      2,094
                                                            --------   --------
Cash and cash equivalents at end of period                  $  3,840   $  2,406
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

The amounts paid for income taxes and interest are as follows (in thousands):

                                 Six Months Ended July 31,
                                 -------------------------
                                    2000           1999
                                 ----------     ----------
       Income taxes              $      469     $      660
       Interest                       2,601          2,265

During the first quarter of fiscal 2001, the Company issued 1,182 shares of common stock and 42,532 stock options to employees related to fiscal 2000 compensation awards. The total value of these awards was approximately $55,000, which was accrued at January 31, 2000.

2.   Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):

                                                   As of
                                         -----------------------
                                           July 31,   January 31,
                                            2000         2000
                                         ----------   ----------
  Raw materials                          $    1,324   $    1,422
  Work in process                              655           547
  Finished products, parts and supplies      28,364       28,005
                                         -----------  ----------
        Total                            $   30,343   $   29,974
                                         ==========   ==========

3.   Comprehensive Loss


Components of comprehensive loss are summarized as follows (in thousands):

                                            Three Months         Six Months
                                           Ended July 31,      Ended July 31,
                                         ------------------  ------------------
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------
Net loss                                 $(1,508)  $(1,176)  $(4,450)  $(2,390)
Other comprehensive loss,
 net of taxes:
  Foreign currency translation
   adjustments                              (504)      (92)   (3,167)      782
  Unrealized gain (loss) on
   available for sale investments            (17)     (359)       55      (340)
  Change in unrecognized pension
   liability                                  -         25        -         49
                                         -------   -------   -------   -------
Comprehensive loss                       $(2,029)  $(1,602)  $(7,562)  $(1,899)
                                         =======   =======   =======   =======



The components of accumulated other comprehensive loss for the six months ended July 31, 2000 are as follows (in thousands):

                                                                     Accumulated
                          Cumulative     Unrealized   Unrecognized      Other
                          Translation  Gain (Loss) On   Pension    Comprehensive
                          Adjustment    Investments    Liability        Loss
                          -----------  -------------  -----------  -------------
Balance, February 1, 2000 $   (4,561)  $   ($1,177)   $     -      $    (5,738)
Period Change                 (3,167)           55          -           (3,112)
                          ----------   -----------    -----------  -----------
Balance, July 31, 2000    $   (7,728)  $    (1,122)   $     -      $    (8,850)
                          ==========   ===========    ===========  ===========

4.   Operating Segments

The Company is a multi-national company operating predominantly in two operating segments. The first operating segment includes the Company's service operations with wholly owned operations in the United States, Australia, East Africa, Mexico, Canada, Italy, Indonesia and Thailand, as well as a 50%-owned joint venture in West Africa, which are consolidated into the Company's July 31, 2000 financial statements. The service segment primarily derives its revenues from the following service lines: water-related products and services, mineral exploration drilling services, geotechnical construction services and oil and gas services and exploration. The second operating segment, products, includes the manufacturing and supply of drilling equipment, parts and supplies. The products' operations are primarily in the United States.


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

                                                       Six Months Ended
                                                            July 31,
                                                     ----------------------
                                                       2000          1999
                                                     --------      --------
REVENUES
  Services
       United States                                 $113,879      $109,172
                                                     --------      --------
     Foreign:
       Canada                                           5,480         2,553
       Australia                                        4,299         5,605
       Africa                                          14,018        13,326
       Other foreign                                    5,437         4,914
                                                     --------      --------
          Total foreign                                29,234        26,398
                                                     --------      --------
            Total services                            143,113       135,570
                                                     --------      --------
  Products                                             13,540        11,926
  Intersegment revenues                                (4,307)       (4,225)
                                                     --------      --------
       Total products                                   9,233         7,701
                                                     --------      --------
          Total revenues                             $152,346      $143,271
                                                     ========      ========

OPERATING INCOME
  Services
     United States                                   $  8,311      $  8,982
                                                     --------      --------
       Foreign:
       Canada                                               3           (75)
       Australia                                         (662)         (525)
       Africa                                          (4,200)       (2,204)
       Other foreign                                     (339)         (805)
                                                     --------      --------
          Total foreign                                (5,198)       (3,609)
                                                     --------      --------
           Total services                               3,113         5,373
                                                     --------      --------
  Products                                               (579)       (1,405)
  Corporate                                            (5,236)       (3,520)
                                                     --------      --------
       Total operating income                        $ (2,702)     $    448
                                                    =========      ========

5.   Contingencies

The Company's drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, "turnkey" basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its provision of services and products. Litigation arising from any such occurrences may result in the Company being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim for damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance or business interruption insurance with respect to its foreign operations.

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



                                                                     Period
                                                                      -to-
                               Three Months       Six Months         Period
                              Ended July 31,     Ended July 31,      Change
                              --------------  ----------------   ---------------
                               2000    1999     2000    1999     Three     Six
                              ------  ------   ------  ------    Months   Months
                                                                 ------   ------

Revenues:
Water-related products and
 services                     59.8%   61.2%   56.3%   60.2%       2.3%     (.5)%
Mineral exploration drilling  21.1    23.4    23.4    22.1       (5.5)    12.7
Geotechnical construction     11.9     9.9    13.1    12.2       26.2     14.1
Oil and gas services           1.4      .2     1.1      .1         *        *
                             -----   -----   -----   -----
  Total net service revenues  94.2    94.7    93.9    94.6        4.3      5.6
Product sales                  5.8     5.3     6.1     5.4       15.8     19.9
                             -----   -----   -----   -----
  Total net revenues         100.0%  100.0 % 100.0%  100.0%       4.9      6.3
                             =====   =====   =====   =====

Cost of revenues:
Cost of service revenues      74.2%   71.6%   74.9%   72.5%       8.0      9.1
Cost of product sales         78.2    79.3    79.4    77.6       14.2     22.7
                             -----   -----   -----   -----
Total cost of revenues        74.4    72.0    75.2    72.8        8.4      9.9
                             -----   -----   -----   -----

Gross profit                  25.6    28.0    24.8    27.2       (4.1)    (3.2)
Selling, general and
 administrative expenses      19.6    18.2    19.4    18.8       13.2      9.5
Depreciation and amortization  7.0     7.9     7.2     8.1       (6.8)    (5.9)
                             -----   -----   -----   -----
Operating income (loss)       (1.0)    1.9    (1.8)     .3         *        *
Other income (expense):
Equity in earnings (losses)
 of foreign affiliates          .4     (.2)     .3      -          *        *
Interest                      (2.1)   (1.6)   (2.0)   (1.7)      34.3     28.5
Other, net                      .7      .3      .6      .4      105.0     75.3
                             -----   -----   -----   -----
Income (loss) before income
 taxes and minority interest  (2.0)     .4    (2.9)   (1.0)        *        *
Income tax expense              -      1.8      -       .4         *        *
Minority interest
 (net of taxes)                 -      (.2)     -      (.3)        *        *
                             -----   -----   -----   -----
Net loss                      (2.0)%  (1.6)%  (2.9)%  (1.7)%     28.2     86.2
                             =====   =====   =====   =====
__________________
*  Not meaningful.


RESULTS OF OPERATIONS

Revenues for the three months ended July 31, 2000 increased
$3,562,000, or 4.9%, to $76,800,000 while revenues for the six months ended July 31, 2000 increased $9,075,000, or 6.3%, to $152,346,000 from the same periods for the prior year.

Water-related products and service revenues increased 2.3%, to $45,849,000 from $44,802,000 for the three months ended July 31, 2000 and 1999, respectively, and were essentially flat at $85,859,000 and $86,271,000 for the six months ended July 31, 2000 and 1999, respectively. The increase in revenues for the second quarter was primarily the result of an increase in demand for the Company's water-related services due to dry conditions in the eastern half of the United States, partially offset by lower demand for drilling services related to groundwater contamination.

Mineral exploration drilling revenues decreased 5.5%, to $16,205,000, and increased 12.7%, to $35,687,000, for the three and six months ended July 31, 2000, from $17,156,000 and $31,671,000 for the three and six months ended July 31, 1999. The decrease for the three months ended July 31, 2000 was primarily a result of lower demand for the Company's services in the U.S. and Australia combined with the decision to discontinue drill and blast operations in West Africa, partially offset by increased demand in East Africa and Canada. For the six months ended July 31, 2000 as compared to the same period in 1999, the increased demand in East Africa and Canada more than offset the decreases described above for the three-month period.

Geotechnical construction revenues increased 26.2%, to $9,166,000, and 14.1%, to $19,936,000, for the three and six months ended July 31, 2000 compared to revenues of $7,263,000 and $17,472,000 for the three and six months ended July 31, 1999.
The increase in geotechnical revenues for the three months ended July 31, 2000 was primarily a result of the Company's ground freezing project for Noranda, Inc. in Quebec, Canada ("Noranda Project"). The increase in revenues for the six months ended July 31, 2000 was a result of the Noranda Project, combined with increased market penetration in certain areas of the United States.

Oil and gas service revenues were $1,108,000 and $1,631,000 for the three and six months ended July 31, 2000 compared to revenues of $156,000 for this division in the three and six months ended July 31, 1999. The Company continues to develop its domestic service operations to serve this market.

Product sales increased 15.8%, to $4,472,000, and 19.9%, to $9,233,000, for the three and six months ended July 31, 2000 from $3,861,000 and $7,701,000 for the three and six months ended July 31, 1999. The increase was attributed to increased demand for drilling products within the mineral and water markets.

Gross profit was 25.6% and 24.8% of revenues for the three and six months ended July 31, 2000 compared to 28.0% and 27.2% for the same periods last year. The decrease in gross profit as a percentage of revenues for the three months ended July 31, 2000 was due to pricing pressure in the international minerals and products markets. In addition to the above, the decrease for the six months ended July 31, 2000 was also attributable to expenses associated with the expansion of the Company's domestic oil and gas services and exploration activities.

Selling, general and administrative expenses increased to $15,072,000 and $29,503,000 (or 19.6% and 19.4%, respectively, of revenues) for the three and six months ended July 31, 2000 compared to $13,317,000 and $26,938,000 (or 18.2% and 18.8%, respectively, of revenues) for the three and six months ended July 31, 1999. The increases were primarily a result of expenses associated with the expansion of the Company's domestic oil and gas services and exploration activities and the Company's Integrated Groundwater Services division.

Depreciation and amortization decreased to $5,413,000 and $10,951,000 for the three and six months ended July 31, 2000 compared to $5,794,000 and $11,633,000 for the same periods last year. The decrease in depreciation was primarily a result of certain mineral exploration assets becoming fully depreciated in the fourth quarter of last year.

Equity in earnings (losses) of foreign affiliates was $325,000 and $438,000 for the three and six months, respectively, ended July 31, 2000, compared to $(156,000) and $(55,000) for the same periods last year. The increase in earnings for the periods is attributable to an increase in exploration and development activity in Chile and Peru.

Interest expense increased $411,000 and $676,000 for the three and six months ended July 31, 2000 as compared to the same periods in the prior year. The increases were primarily a result of an increase in the Company's average borrowings during the periods combined with an increase in interest rates for the periods.

No benefit for income taxes was recorded for the three and six months ended July 31, 2000, compared to recording an expense of $1,351,000 and $512,000 for the same periods last year. No benefit was recorded during the periods as the Company's ability to realize the benefit over the entire fiscal year is uncertain due to the impact of non-deductible expenses which partially offset any tax benefit attributable to lower taxable earnings.

CHANGES IN FINANCIAL CONDITION

Cash from operations was $1,476,000 for the six months ended July 31, 2000 compared to $1,982,000 for the same period last year. The decrease in cash from operations is primarily attributable to increased expenditures related to the Company's continued expansion of its domestic oil and gas services and exploration activities. Borrowings under the Company's available credit agreement were primarily used for additions to property and equipment were $8,066,000 for the six-month period ended July 31, 2000.

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

     NOT APPLICABLE


ITEM 3 - Defaults Upon Senior Securities

     NOT APPLICABLE


ITEM 4 - Submission of Matters to a Vote of Security Holders

     An annual meeting of stockholders was held on May 25, 2000.
Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:

     a) Election of Robert J. Dineen as a Class II Director to hold office for a term expiring at the 2003 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

             For            Against       Withheld Authority
          ----------        -------       ------------------
          10,882,936          -0-               68,677

     b) Election of Sheldon R. Erikson as a Class II Director to hold office for a term expiring at the 2003 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

             For            Against       Withheld Authority
          ----------        -------       ------------------
          10,884,236          -0-               67,377

     c) Ratification and approval of the selection of the accounting firm of Deloitte and Touche LLP as the independent auditors of the Company for the fiscal year ended January 31, 2001:

             For            Against       Withheld Authority
          ----------        -------       ------------------
          10,927,721         5,500              18,392

ITEM 5 - Other Information

     NONE


ITEM 6 - Exhibits and Reports on Form 8-K

     The exhibits filed with or incorporated by reference in this report are listed below:

     EXHIBIT NO.  DESCRIPTION

        10.1 Fourth Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne
                  Christensen Company executed May 17,
                  2000, effective as of December 29, 1998.

        27(1)     Financial Data Schedule

                       * * * * * * * * * *

                           SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                Layne Christensen Company
                                --------------------------------
                                         (Registrant)



DATE:     August 24, 2000       /s/ A.B. Schmitt
                                ---------------------------------
                                A.B. Schmitt, President
                                  and Chief Executive Officer


DATE:     August 24, 2000       /s/Jerry W. Fanska
                                ---------------------------------
                                Jerry W. Fanska, Vice President
                                  Finance and Treasurer

EXHIBIT INDEX

   Exhibit No.   Description
   -----------   -----------

      10.1 Fourth Modification and Extension Agreement between Parkway Partners, L.L.C and Layne
                 Christensen Company executed May 17, 2000, effective as of December 29, 1998.

      27(1)      Financial Data Schedule.