Form 10-Q
period 2000-10-31
LAYNE CHRISTENSEN CO
filed 2000-11-28
CIK 888504

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2000

                               OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to _________

                        -----------------

                 Commission File Number 33-48432


                    Layne Christensen Company
     ------------------------------------------------------
     (Exact name of registrant as specified in its charter)

            Delaware                          48-0920712
-------------------------------       ---------------------------
(State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)           Identification No.)


1900 Shawnee Mission Parkway, Mission Woods, Kansas         66205
---------------------------------------------------    ----------
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

     There were 11,707,694 shares of common stock, $.01 par value per share, outstanding on November 14, 2000.

                             PART I

ITEM 1.   Financial Statements

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                         (in thousands)
                                                October 31,   January 31,
                                                   2000          2000
                                                ------------  -----------
ASSETS
Current assets:
 Cash and cash equivalents                      $   5,007     $   3,751
 Customer receivables, less allowance
  of $3,161 and $3,437, respectively               57,415        44,785
 Costs and estimated earnings in excess of
  billings on uncompleted contracts                12,396        11,086
 Inventories                                       31,631        29,974
 Deferred income taxes                             12,798        10,324
 Other                                              6,571         5,303
                                                ---------     ---------
       Total current assets                       125,818       105,223
                                                ---------     ---------
Property and equipment:
 Land                                               9,236         9,435
 Buildings                                         18,360        16,668
 Machinery and equipment                          164,060       167,579
                                                ---------     ---------
                                                  191,656       193,682
 Less - Accumulated depreciation                 (114,505)     (110,687)
                                                ---------     ---------
       Net property and equipment                  77,151        82,995
                                                ---------     ---------
Other assets:
 Investment in foreign affiliates                  18,945        19,381
 Goodwill and other intangible assets,
  at cost less accumulated amortization            26,604        33,570
 Other                                              3,334         4,166
                                                ---------     ---------
       Total other assets                          48,883        57,117
                                                ---------     ---------

                                                $ 251,852     $ 245,335
                                                =========     =========

         See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
            CONSOLIDATED BALANCE SHEETS - (Continued)
         (in thousands, except share and per share data)
                                                     October 31,  January 31,
                                                        2000         2000
                                                     ----------   ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $  22,944    $  16,762
 Current maturities of long-term debt                    3,571        3,571
 Accrued compensation                                   13,740       12,068
 Accrued insurance expense                               7,204        7,357
 Other accrued expenses                                 10,823       10,119
 Billings in excess of costs and estimated
  earnings on uncompleted contracts                     11,591       10,101
                                                     ---------    ---------
      Total current liabilities                         69,873       59,978
                                                     ---------    ---------

Noncurrent and deferred liabilities:
 Long-term debt                                         67,857       59,929
 Deferred income taxes                                     -          1,380
 Accrued insurance expense                               4,947        5,000
 Other                                                   1,815        2,052
 Minority interest                                      10,148       10,156
                                                     ---------    ---------
      Total noncurrent and deferred liabilities         84,767       78,517
                                                     ---------    ---------

Contingencies
Stockholders' equity:
 Preferred stock, par value $.01 per share,
  5,000,000 shares authorized, none issued and
  outstanding                                              -            -
 Common stock, par value $.01 per share, 30,000,000
  shares authorized, 11,707,694 and 11,691,129
  shares issued and outstanding, respectively              117          117
 Capital in excess of par value                         83,613       83,463
 Retained earnings                                      24,856       29,150
 Accumulated other comprehensive loss                  (11,222)      (5,738)
 Notes receivable from management stockholders            (152)        (152)
                                                     ---------    ---------
      Total stockholders' equity                        97,212      106,840
                                                     ---------    ---------
                                                     $ 251,852    $ 245,335
                                                     =========    =========

         See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
         (in thousands, except share and per share data)

                                      Three Months            Nine Months
                                    Ended October 31,      Ended October 31,
                                ----------------------   ---------------------
                                   2000        1999          2000       1999
                                ----------  ----------   ----------  ---------
Revenues:
 Net service revenues           $   78,338  $   66,825   $  221,451  $  202,395
 Net product sales                   4,137       4,146       13,370      11,847
                                ----------  ----------   ----------  ----------
   Total                            82,475      70,971      234,821     214,242
                                ----------  ----------   ----------  ----------

Cost of revenues (exclusive of
 depreciation shown below):
  Cost of service revenues          58,703      48,774      165,963     147,051
  Cost of product sales              2,969       3,281       10,303       9,256
                                ----------  ----------   ----------  ----------
    Total                           61,672      52,055      176,266     156,307
                                ----------  ----------   ----------  ----------
Gross profit                        20,803      18,916       58,555      57,935
Selling, general and
 administrative expenses            14,189      13,327       43,692      40,265
Depreciation and amortization        5,247       5,861       16,198      17,494
                                ----------  ----------   ----------  ----------

Operating income (loss)              1,367        (272)      (1,335)        176
Other income (expense):
 Equity in earnings (losses)
  of foreign affiliates                112         (35)         550         (90)
 Interest                           (1,602)     (1,190)      (4,646)     (3,558)
 Other, net                            161         150          997         627
                                ----------  ----------   ----------  ----------
Income (loss) before income
 taxes and minority interest            38      (1,347)      (4,434)     (2,845)
Income tax expense                    -            128         -            640
Minority interest, net of
 income taxes                          118         121          140        (259)
                                ----------  ----------   ----------  ----------
 Net income (loss)              $      156  $   (1,354)  $   (4,294) $   (3,744)
                                ==========  ==========   ==========  ==========

Basic income (loss)
 per share                      $      .01  $     (.12)  $     (.37)       (.32)
                                ==========  ==========   ==========  ==========

Diluted income (loss)
 per share                      $      .01  $     (.12)  $     (.37) $    (.32)
                                ==========  ==========   ==========  ==========
Weighted average number of
 common and dilutive equivalent
 shares outstanding:
  Weighted average shares
   outstanding                  11,758,000  11,691,000   11,758,000  11,667,000
 Dilutive stock options             70,000        -           -            -
                                ----------  ----------   ----------  ---------
                                11,828,000  11,691,000   11,758,000  11,667,000
                                ==========  ==========   ==========  ==========

         See Notes to Consolidated Financial Statements.

           LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOW
                         (in thousands)
                                                             Nine  Months
                                                           Ended October 31,
                                                         ---------------------
                                                           2000        1999
                                                         ---------   ---------
Cash flow from operating activities:
 Net loss                                                $ (4,294)   $ (3,744)
 Adjustments to reconcile net loss to cash
  from operations:
   Depreciation and amortization                           16,198      17,494
   Deferred income taxes                                   (2,991)        (71)
   Equity in (earnings) losses of foreign affiliates         (550)         90
   Dividends received from foreign affiliates               1,033         271
   Minority interest                                         (191)        399
   Gain from disposal of property and equipment              (443)       (638)
   Changes in current assets and liabilities
    (exclusive of effects of acquisitions):
      Increase in customer receivables                    (12,912)     (5,132)
      Increase in costs and estimated earnings in
       excess of billings on uncompleted contracts           (899)     (1,760)
      (Increase) decrease in inventories                   (1,867)         30
      (Increase) decrease in other current assets          (1,472)        297
      Increase (decrease) in accounts payable and
      accrued expenses                                      8,338        (272)
      Increase in billings in excess of costs
       and estimated earnings on uncompleted
       contracts                                            1,498         923
   Other, net                                                (798)        209
                                                          -------    --------
  Cash from operating activities                              650       8,096
                                                         --------    --------
Cash flow used in investing activities:
 Additions to property and equipment                      (12,896)     (7,296)
 Proceeds from disposal of property and equipment           1,516       1,563
 Acquisitions of businesses, net of cash acquired            -           (889)
 Investment in joint ventures                                -           (293)
                                                         --------    --------
  Cash used in investing activities                       (11,380)     (6,915)
                                                         --------    --------
Cash flow from financing activities:
 Net borrowings under revolving facility                   11,500         500
 Repayment of long-term debt                               (3,572)       -
                                                         --------    --------
     Cash from financing activities                         7,928         500
                                                         --------    --------
Effects of exchange rate changes on cash                    4,058         (75)
                                                         --------    --------
Net increase in cash and cash equivalents                   1,256       1,606
Cash and cash equivalents at beginning of period            3,751       2,094
                                                         --------    --------

Cash and cash equivalents at end of period               $  5,007    $  3,700
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

The amounts paid for income taxes and interest are as follows (in thousands):

                          Nine Months Ended October 31,
                          -----------------------------
                            2000                 1999
                          --------             --------
     Income taxes         $    832             $   -
     Interest                4,439                4,147

During the first quarter of fiscal 2001, the Company issued 1,182 shares of common stock and 42,532 stock options to employees related to fiscal 2000 compensation awards. The total value of these awards was approximately $55,000, which was accrued at January 31, 2000.

2.   Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):
                                                 As of
                                        -------------------------
                                        October 31,   January 31,
                                           2000          2000
                                        -----------   -----------
 Raw materials                          $     1,260   $     1,422
 Work in process                                863           547
 Finished products, parts and supplies       29,508        28,005
                                        -----------   -----------
        Total                           $    31,631   $    29,974
                                        ===========   ===========

3.   Comprehensive Loss

Components of comprehensive loss are summarized as follows (in thousands):
                                         Three Months           Nine Months
                                      Ended October 31,      Ended October,31,
                                     -------------------    -------------------
                                        2000       1999       2000       1999
                                     --------   --------    --------   --------
Net income (loss)                    $   156    $(1,354)    $(4,294)   $(3,744)
Other comprehensive loss,
 net of taxes:
  Foreign currency translation
   Adjustments                        (2,324)      (136)     (5,491)       646
  Unrealized gain (loss) on
   available for sale investments        (48)       131           7       (209)
  Change in unrecognized pension
   liability                             -           24         -           73
                                     -------    -------     -------    -------

Comprehensive loss                   $(2,216)   $(1,335)    $(9,778)   $(3,234)
                                     =======    =======     =======    =======


The components of accumulated other comprehensive loss for the nine months ended October 31, 2000 are as follows (in thousands):

                                                                   Accumulated
                                  Cumulative      Unrealized          Other
                                 Translation     Gain (Loss) On   Comprehensive
                                  Adjustment       Investments        Loss
                                 -----------     --------------   -------------
Balance, February 1, 2000        $   (4,561)     $     (1,177)    $     (5,738)
Period Change                        (5,491)                7           (5,484)
                                 ----------      ------------     ------------
Balance, October 31, 2000        $  (10,052)     $     (1,170)    $    (11,222)
                                 ==========      ============     ============


4.   Operating Segments

The Company is a multi-national company operating predominantly in two operating segments. The first operating segment includes the Company's service operations with wholly owned operations in the United States, Australia, East Africa, Mexico, Canada, Italy, Indonesia and Thailand, as well as a 50%-owned joint venture in West Africa, which are consolidated into the Company's October 31, 2000 financial statements. The service segment primarily derives its revenues from the following service lines: water-related products and services, mineral exploration drilling services, geotechnical construction services and oil and gas services and exploration. The second operating segment, products, includes the manufacturing and supply of drilling equipment, parts and supplies. The products operations are primarily in the United States.


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

                                                Nine Months Ended
                                                   October 31,
                                            --------------------------
                                               2000             1999
                                            ---------        ---------
REVENUES
  Services
     United States                          $ 173,979        $ 163,170
     Foreign:
       Canada                                  10,398            3,814
       Australia                                5,643            7,257
       Africa                                  22,898           21,090
       Other foreign                            8,533            7,064
                                            ---------        ---------
          Total foreign                        47,472           39,225
                                            ---------        ---------
            Total services                    221,451          202,395
                                            ---------        ---------
  Products                                     20,507           19,674
  Intersegment revenues                        (7,137)          (7,827)
                                            ---------        ---------
       Total products                          13,370           11,847
                                            ---------        ---------
          Total revenues                    $ 234,821        $ 214,242
                                            =========        =========

OPERATING INCOME (LOSS)
  Services
     United States                          $  13,371        $  12,282
     Foreign:
       Canada                                     361             (107)
       Australia                                 (765)          (1,103)
       Africa                                  (5,685)          (2,750)
       Other foreign                             (345)          (1,185)
                                            ---------        ---------
          Total foreign                        (6,434)          (5,145)
                                            ---------        ---------
           Total services                       6,937            7,137
                                            ---------        ---------
  Products                                       (590)          (1,972)
  Corporate                                    (7,682)          (4,989)
                                            ---------        ---------
       Total operating income (loss)        $  (1,335)       $     176
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

6.   New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement, effective for all fiscal quarters of fiscal years beginning after June 15, 2000, is not expected to have a material impact on the Company's consolidated financial statements.


      =====================================================

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



                                                                      Period
                                   Three Months   Nine Months          -to-
                                     Ended          Ended             Period
                                   October 31,    October 31,         Change
                                  -------------  ------------     --------------
                                  2000    1999   2000    1999     Three    Nine
                                  -----   -----  -----   -----    Months  Months
                                                                  ------  ------
Revenues:
Water-related products and
 services                          55.2%   59.7%  56.0%   60.0%     7.5%    2.1%
Mineral exploration drilling       25.1    22.4   24.0    22.2     30.6    18.7
Geotechnical construction          12.8    12.0   13.0    12.2     24.2    17.4
Oil and gas services                1.8     0.1    1.3     0.1       *       *
                                  -----   -----  -----   -----
Total net service revenues         94.9    94.2   94.3    94.5     17.2     9.4
Product sales                       5.1     5.8    5.7     5.5     (0.2)   12.9
                                  -----   -----   -----  -----
   Total net revenues             100.0%  100.0%  100.0% 100.0%    16.2     9.6
                                  =====   =====   =====  =====

Cost of revenues:
Cost of service revenues           74.9%   73.0%   74.9%  72.7%    20.4    12.9
Cost of product sales              71.8    79.1    77.1   78.1     (9.5)   11.3
                                  -----   -----   -----  -----
Total cost of revenues             74.8    73.3    75.1   73.0     18.5    12.8
                                  -----   -----   -----  -----

Gross profit                       25.2    26.7    24.9   27.0     10.0     1.1
Selling, general and
 administrative expenses           17.2    18.8    18.6   18.8      6.5     8.5
Depreciation and amortization       6.3     8.3     6.9    8.1    (10.5)   (7.4)
                                  -----   -----   -----  -----
Operating income (loss)             1.7    (0.4)   (0.6)   0.1       *       *
Other income (expense):
Equity in earnings (losses)
 of foreign affiliates              0.1      -      0.2     -        *       *
Interest                           (2.0)   (1.7)   (2.0)  (1.7)    34.6    30.6
Other, net                          0.2     0.2     0.5    0.3      7.3    59.0
                                  -----   -----   -----  -----
Income (loss) before income taxes
 and minority interest              -      (1.9)   (1.9)  (1.3)      *       *
Income tax expense                  -       0.2      -     0.3       *       *
Minority interest (net of taxes)    0.2     0.2     0.1   (0.1)      *       *
                                  -----   -----   -----  -----
Net income (loss)                   0.2%   (1.9)%  (1.8)% (1.7)%  111.5   (14.7)
                                  =====   =====   =====  =====
__________________
*  Not meaningful.


RESULTS OF OPERATIONS

Revenues for the three months ended October 31, 2000 increased
$11,504,000, or 16.2%, to $82,475,000 while revenues for the nine months ended October 31, 2000 increased $20,579,000, or 9.6%, to $234,821,000 from the same periods for the prior year.

Water-related products and service revenues increased 7.5%, to $45,527,000 from $42,356,000 for the three months ended October 31, 2000 and 1999, respectively, and increased 2.1%, to $131,386,000 from $128,627,000 for the nine months ended October 31, 2000 and 1999, respectively. The increase in revenues for the third quarter was primarily the result of an increase in demand for the Company's water-related services in the central United States and southern California and dry conditions in Florida. The increase in water-related services for the year was partially offset by a lower demand for drilling services related to groundwater contamination in the first half of the year.

Mineral exploration drilling revenues increased 30.6%, to $20,722,000, and increased 18.7%, to $56,409,000, for the three and nine months ended October 31, 2000, from $15,865,000 and $47,536,000 for the three and nine months ended October 31, 1999. The increase for the three and nine months ended October 31, 2000 was primarily a result of increased demand in Canada and East Africa, partially offset by lower demand for the Company's services in the U.S. and Australia combined with the decision to discontinue drill and blast operations in West Africa.

Geotechnical construction revenues increased 24.2%, to $10,578,000, and 17.4%, to $30,514,000, for the three and nine months ended October 31, 2000 compared to revenues of $8,517,000 and $25,989,000 for the three and nine months ended October 31, 1999. The increase in geotechnical revenues for the three months ended October 31, 2000 was primarily a result of two large projects in the northeast United States. The increase in revenues for the nine months ended October 31, 2000 was a result of the projects mentioned above and the Company's ground freezing project for Noranda, Inc. in Quebec, Canada, combined with increased market penetration in certain areas of the United States.

Oil and gas service revenues were $1,511,000 and $3,142,000 for the three and nine months ended October 31, 2000 compared to revenues of $87,000 and $243,000 for this division in the three and nine months ended October 31, 1999. The Company continues to develop its domestic service operations to serve this market.

Product sales decreased 0.2%, to $4,137,000, and increased 12.9%, to $13,370,000, for the three and nine months ended October 31, 2000 from $4,146,000 and $11,847,000 for the three and nine months ended October 31, 1999. The increase for the nine months ended October 31, 2000 was attributed to increased demand for drilling products within the mineral and water markets.

Gross profit was 25.2% and 24.9% of revenues for the three and nine months ended October 31, 2000 compared to 26.7% and 27.0% for the same periods last year. The decrease in gross profit as a percentage of revenues for the three months ended October 31, 2000 was due to reduced margins in the domestic water business and pricing pressure in the international minerals and products markets, offset by higher margin work obtained in the geotechnical construction business. In addition to the above, the decrease for the nine months ended October 31, 2000 was also attributable to expenses associated with the expansion of the Company's domestic oil and gas services and exploration activities.

Selling, general and administrative expenses increased to $14,189,000 and $43,692,000 (or 17.2% and 18.6%, respectively, of revenues) for the three and nine months ended October 31, 2000 compared to $13,327,000 and $40,265,000 (or 18.8% and 18.8%, respectively, of revenues) for the three and nine months ended October 31, 1999. The increases were primarily a result of expenses associated with the expansion of the Company's domestic oil and gas services and exploration activities, the Company's Integrated Groundwater Services division, and certain incentive-related accruals.

Depreciation and amortization decreased to $5,247,000 and $16,198,000 for the three and nine months ended October 31, 2000 compared to $5,861,000 and $17,494,000 for the same periods last year. The decrease in depreciation was primarily a result of certain mineral exploration assets becoming fully depreciated in the fourth quarter of last year.

Equity in earnings (losses) of foreign affiliates was $112,000 and $550,000 for the three and nine months, respectively, ended October 31, 2000, compared to $(35,000) and $(90,000) for the same periods last year. The increase in earnings for the periods is attributable to an increase in exploration and development activity in Chile and Peru.

Interest expense increased $412,000 and $1,088,000 for the three and nine months ended October 31, 2000 as compared to the same periods in the prior year. The increases were primarily a result of an increase in the Company's average borrowings during the periods combined with an increase in interest rates for the periods.

No benefit for income taxes was recorded for the three and nine months ended October 31, 2000, compared to recording an expense of $195,000 and $500,000 for the same periods last year. No benefit was recorded during the periods as the Company's ability to realize the benefit over the entire fiscal year is uncertain due to the impact of non-deductible expenses which partially offset any tax benefit attributable to lower taxable earnings.

CHANGES IN FINANCIAL CONDITION

Cash from operations was $650,000 for the nine months ended October 31, 2000 compared to $8,096,000 for the same period last year. The decrease in cash from operations is primarily attributable to increased expenditures related to the Company's continued expansion of its domestic oil and gas services and exploration activities and increased working capital needs. Borrowings under the Company's available credit agreement were primarily used for additions to property and equipment which were $12,896,000 for the nine-month period ended October 31, 2000.

The Company believes that borrowings from its available credit agreement and cash from operations will be sufficient for the Company's seasonal cash requirements and to fund its budgeted capital expenditures for at least the balance of the fiscal year.

ITEM 3.  Quantitative and Qualitative Disclosures About Market
Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt, equity risk on investments, and foreign exchange rates giving rise to translation and transaction gains and losses.

The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 8 to the Notes to Consolidated Financial Statements appearing on page 46 of the Company's January 31, 2000 Form 10-K. Assuming then existing debt levels, an instantaneous change in interest rates of one percentage point would impact the Company's interest expense by $500,000 and $385,000 at October 31, 2000 and January 31, 2000, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2000 Form 10-K. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, Indonesia, Italy and Thailand. The operations are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2000 Form 10-K and Note 4 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted operating income for the nine months ended October 31, 2000 and 1999 by approximately $255,000 and $358,000, respectively. This represents approximately ten percent of the international segment operating income after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

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



                                  Layne Christensen Company
                                  -------------------------------
                                           (Registrant)



DATE:     November 28, 2000        /s/ A.B. Schmitt
                                  -------------------------------
                                  A.B. Schmitt, President
                                    and Chief Executive Officer



DATE:     November 28, 2000        /s/ Jerry W. Fanska
                                  -------------------------------
                                  Jerry W. Fanska, Vice President
                                    Finance and Treasurer

EXHIBIT INDEX

      Exhibit No.  Description
      -----------  -----------

        27(1)      Financial Data Schedule.