Form 10-K405
period 2001-01-31
LAYNE CHRISTENSEN CO
filed 2001-04-04
CIK 888504

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended January 31, 2001.

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the 5,096,109 shares of Common Stock of the Registrant held by non-affiliates of the Registrant on March 30, 2001 computed by reference to the closing sale price of such stock as reported on the NASDAQ National Market System, was $29,781,661. At March 30, 2001, there were 11,707,694 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

1. Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A--Part III.

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

         The Company maintains its executive offices at 1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205. The Company's telephone number is (913) 362-0510. The Company's web site address is www.laynechristensen.com.

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

     Mineral Exploration Drilling

         Demand for mineral exploration drilling and products is driven by the need for identifying, defining and developing underground mineral deposits. Factors influencing the demand for mineral-related drilling services include growth in the economies of developing countries, international political conditions, inflation and foreign exchange levels, commodity prices, the economic feasibility of mineral exploration and production, the discovery rate of new mineral reserves and the ability of mining companies to access capital for their activities.

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

     Oil and Gas

         The Company's oil and gas operations offer conventional oil field fishing services, coil tubing fishing services, resonance technology solutions for stuck tubulars and oil and gas well workover related activities. In addition, these operations include land-based oil and gas exploration activities in the Gulf of Mexico region. The Company's services in these operations are offered to oil and gas companies. The market for these services includes both land and offshore open-hole and cased-hole activities.

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

     Expand Mineral Exploration Drilling Internationally

         The Company believes that its best mineral exploration drilling opportunities exist in Australasia, Africa and South America. To position itself to take advantage of such opportunities, the Company intends to expand its international mineral exploration business through internal expansion and acquisitions. The Company believes that the foreign enterprises and their local affiliates acquired through the acquisitions of CBC and Stanley create the opportunity to expand their businesses by leveraging their local market expertise and the Company's technical competence, access to transferable drilling equipment and employee training and safety programs. With the additional resources and capabilities provided by its acquisitions of CBC and Stanley, the Company believes it will be better positioned to expand its operations in South America and Africa where it expects the mineral exploration industry to grow.

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

         Water well drilling requires the integration of hydrogeology and engineering with the techniques of well drilling because the drilling methods and size and type of equipment depend upon the depth of the wells and the geological formations encountered at the project site. The Company has extensive well archives and equipment in addition to technical personnel to determine geological conditions and aquifer characteristics in most locations in the United States, enabling it to locate suitable water-bearing formations to meet a wide variety of customer requirements. The Company provides feasibility studies using complex geophysical survey methods and has the expertise to analyze the survey results and define the source, depth and magnitude of an aquifer. It can then estimate recharge rates, specify required well design features, plan well field design and develop water management plans. To conduct these services, the Company maintains a staff of professional employees including geological engineers, geologists, hydrogeologists and geophysicists.

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

         In its environmental health services department, the Company employs a full-time staff qualified to prepare site specific health and safety plans for customers who have workers employed on hazardous waste cleanup sites as required by the Occupation and Safety Health Administration ("OSHA") and the Mine Safety and Health Administration of the Department of Labor ("MSHA").

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

Operations

         The Company operates on a decentralized basis, with approximately 80 sales and operations offices located in most regions of the United States as well as in Canada, Australia, Africa, Mexico, Italy and Thailand. In addition, the Company, through its foreign affiliates, operates out of locations in Mexico, South America and Europe.

         The Company is primarily organized around regional vice presidents, with vice presidents responsible for the Atlantic, eastern and western regions of the United States, a vice president responsible for integrated groundwater services, a vice president responsible for geotechnical construction services, and a vice president for products and international locations. District managers are in charge of individual district office profit centers. The district managers report to their respective regional vice president on a regular basis. Each district office employs a field superintendent who is in charge of projects in the field and sales engineers who are responsible for marketing the Company's services in their district as well as for monitoring the progress of projects. The Company has formed and staffed a business development team for its integrated groundwater services initiatives. The Company does not conduct significant marketing activities for its traditional water well and mineral exploration drilling services. Instead, the Company's sales engineers cultivate and maintain contacts with existing and potential customers. In this way, the Company learns of and is in a position to compete for proposed drilling projects in the region.

         In its foreign affiliates, where the Company does not have majority ownership or operating control, day-to-day operating decisions are made by local management. The Company's vice presidents oversee the Company's interests in its foreign affiliates as well as the operations of its foreign subsidiaries. In addition, the Company manages its interests in its foreign affiliates through regular management meetings and analysis of comprehensive operating and financial information. For its significant foreign affiliates, the Company has entered into shareholder agreements that give it limited board representation rights and require super-majority votes in certain circumstances.

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

         In the water-related services and products line, the Company's customers are typically municipalities and local operations of industrial businesses. Of the Company's water-related services and products revenues in fiscal 2001, approximately 53.2% were derived from municipalities and approximately 18.1% were derived from industrial businesses while the balance was derived from other customer groups. The term "municipalities" is used to include local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, the Company targets customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which the Company believes it has competitive advantages over its competitors due to its drilling expertise and financial resources.

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

Backlog

         The Company's backlog consists of executed service and product purchase contracts, or portions thereof, not yet performed by the Company. The Company believes that its backlog does not have any significance other than as a short-term business indicator because substantially all of the contracts comprising the backlog are cancelable for, among other reasons, the convenience of the customer. The Company's backlog was approximately $78,624,000 at January 31, 2001, compared to approximately $75,967,000 at January 31, 2000. The Company's backlog as of year end is generally completed within the following fiscal year.

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

         In its mineral exploration drilling business, the Company competes with a number of drilling companies as well as vertically integrated mining companies that conduct their own exploration drilling activities; some of these competitors have greater capital and other resources than the Company. In the mineral exploration drilling market, the Company competes based on price, technical expertise and reputation. The Company believes it has a well-recognized reputation for expertise and performance in this market. The Company believes that this market is becoming more competitive, particularly in the United States. Mineral exploration drilling work is typically performed on a negotiated basis. In the market for the Company's manufactured mineral exploration drilling products, the Company's competitors consist of the Boart Longyear Group, an indirect subsidiary of Anglo-American Industrial Corporation, Ltd., and a small number of other manufacturers.

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

Employees and Training

         At January 31, 2001, the Company had 2,873 employees, 177 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the United States. The Company believes that its relationship with its employees is satisfactory.

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

         On average, the Company's field supervisors and drillers have 17 and 13 years, respectively, of experience with the Company. Many of the Company's professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. The Company believes that its size and reputation allow it to compete effectively for highly qualified professionals.

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

Applicable Legislation

         There are a number of complex foreign, federal, state and local environmental laws which impact the demand for the Company's mining and environmental drilling services. For example, under Environmental Protection Agency regulations and comparable state laws, the potential liability of real property buyers and lenders secured by real property for the cost of responding to past or present release of hazardous substances at or from that property has prompted a widespread practice of phased environmental audits as a condition to the sale and financing of real estate. These audits may include soil and groundwater testing to determine the nature and extent of contamination that may impact the value of the property or give rise to liability for the new owner. A change in these laws, or changes in governmental policies regarding the funding, implementation or enforcement of the laws, could have a material adverse effect on the Company.

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

         As of January 31, 2001, the Company (excluding foreign affiliates) owned or leased approximately 595 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This includes rigs used primarily in each of its service lines as well as multi-purpose rigs. In addition, as of January 31, 2001, the Company's foreign affiliates owned or leased approximately 115 drill rigs.

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


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 2001.

Item 4A. Executive Officers of the Registrant

         Executive officers of the Company are appointed by the Board of Directors for such terms as shall be determined from time to time by the Board, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

         Set forth below are the name, age and position of each executive officer of the Company.


                  Name                      Age                          Position
                  ----                      ---                          --------
         Andrew B. Schmitt                  52         President, Chief Executive Officer and
                                                         Director
         Gregory F. Aluce                   45         Senior Vice President
         H. Edward Coleman                  63         Senior Vice President
         Eric R. Despain                    52         Senior Vice President
         Norman E. Mehlhorn                 60         Senior Vice President
         Jerry W. Fanska                    52         Vice President--Finance and Treasurer

         The business experience of each of the executive officers of the Company during the last five fiscal years is as follows:

         Andrew B. Schmitt has served as President and Chief Executive Officer since October 1993. For approximately two years prior to joining the Company, Mr. Schmitt managed two privately-owned hydrostatic pump and motor manufacturing companies and an oil and gas service company. He served as President of the Tri-State Oil Tools Division of Baker Hughes Incorporated from February 1988 to October 1991.

         Gregory F. Aluce has served as Senior Vice President since April 14, 1998 and is responsible for the Company's integrated groundwater services and geotechnical construction services. Mr. Aluce has over 20 years experience in various areas of the Company's operations.

         H. Edward Coleman has served as an officer of the Company since 1976 and as Senior Vice President since 1985 and is responsible for most of the Company's operations in the eastern half of the country. Mr. Coleman has nearly 40 years experience in various areas of the Company's operations.

         Eric R. Despain has served as Senior Vice President since February 1996 and is responsible for the Company's manufacturing facilities and operations in Australasia and Africa. Prior to joining the Company in December 1995, Mr. Despain was President and a member of the Board of Directors of CBC since 1986.

         Norman E. Mehlhorn has served as Senior Vice President since September 1992 and as Vice President from 1986 to September 1992 and is responsible for most of the Company's operations in the western half of the country. Mr. Mehlhorn has nearly 40 years experience in the drilling business, with particular emphasis on dual tube drilling technology.

         Jerry W. Fanska has served as Vice President--Finance and Treasurer since April 1994 and as Controller since December 1993. Prior to joining Layne Christensen, Mr. Fanska served as corporate controller of The Marley Company since October 1992 and as its Internal Audit Manager since April 1984.

         There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an executive officer of the Company.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded in the over-the-counter market through the NASDAQ National Market System under the symbol LAYN. The stock has been traded in this market since the Company became a publicly-held company on August 20, 1992. The following table sets forth the range of high and low sales prices of the Company's stock by quarter for fiscal 2001 and 2000, as reported by the NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions.

           Fiscal Year 2001                  High                     Low
           ----------------                  ----                     ---

           First Quarter                   $ 6 1/8                 $ 3 7/8
           Second Quarter                    5 5/8                   3 9/16
           Third Quarter                     5 5/8                   3 11/16
           Fourth Quarter                    4 7/8                   3

           Fiscal Year 2000                  High                     Low
           ----------------                  ----                     ---

           First Quarter                   $ 7 1/8                 $ 4 5/8
           Second Quarter                    7 1/4                   5 1/2
           Third Quarter                    12 3/8                   6 1/4
           Fourth Quarter                    9 1/2                   5 13/16


         At March 30, 2001, there were approximately 155 owners of record of the Company's common stock.

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

Item 6.  Selected Financial Data

         The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2001, has been derived from the Company's audited Consolidated Financial Statements. During fiscal years 2000, 1999, 1998 and 1997, the Company completed various acquisitions, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company's consolidated results include the effects of the acquisitions from the date of each acquisition. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.


                                                                  Fiscal Years Ended
                                                                      January 31,
                                          -----------------------------------------------------------------------
                                             2001             2000          1999           1998           1997
                                             ----             ----          ----           ----           ----
Income Statement Data
 (in thousands, except
   per share amounts):
   Revenues                                 $313,993        $281,445      $284,248       $294,600        $222,853
   Cost of revenues
     (exclusive of
     depreciation
     shown below)                            235,278         207,105       204,953        213,717         161,602
                                            --------        --------      --------       --------        --------
   Gross profit                               78,715          74,340        79,295         80,883          61,251
   Selling, general and
     administrative expenses                  58,757          53,781        49,938         45,908          38,956
   Depreciation and
     amortization                             21,337          23,016        22,361         15,681          10,974
                                            --------        --------      --------       --------        --------
   Operating income (loss)                    (1,379)         (2,457)        6,996         19,294          11,321
   Other income (expense):
     Equity in earnings
       (losses) of foreign
       affiliates                                894             (27)        1,128          3,022           3,895
     Interest                                 (6,205)         (4,818)       (4,987)        (3,618)         (2,447)
     Other, net                                1,028            (108)          629           (267)            161
                                            --------        --------      --------       --------        --------
   Income (loss) before
     income taxes                             (5,662)         (7,410)        3,766         18,431          12,930
   Income tax expense                            382              -          2,486          7,004           4,913
   Minority interest,
     net of taxes                                118            (255)          (79)            -               -
                                            --------        --------      --------       --------        --------
   Net income (loss)                        $ (5,926)       $ (7,665)      $ 1,201       $ 11,427        $  8,017
                                            ========        ========      ========       ========        ========
   Basic earnings (loss)
     per share                              $  (0.50)       $  (0.66)      $  0.10       $   1.13        $   0.90
                                            ========        ========      ========       ========        ========
   Diluted earnings (loss)
     per share                              $  (0.50)       $  (0.66)      $  0.10       $   1.09        $   0.88
                                            ========        ========      ========       ========        ========


                                                                      At January 31,
                                          -----------------------------------------------------------------------
                                             2001              2000           1999          1998             1997
                                             ----              ----           ----          ----             ----
Balance Sheet Data
   (in thousands):
     Working capital                        $ 46,960         $ 45,245       $ 46,211      $ 39,661       $ 29,643
     Total assets                            233,868          245,335        251,503       242,852        142,421
     Long-term debt                           58,357           59,929         63,500        57,500         30,314
     Total stockholders'
       equity                                 93,925          106,840        113,270       114,259         62,664


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

         At the end of each fiscal year, potential impairment with respect to the Company's long-lived assets is reviewed by comparing the sum of undiscounted projected future cash flows attributable to each business unit to the carrying value of the assets of that business unit, including goodwill. Projected future cash flows for each business unit are estimated for a period approximating the remaining lives of that unit's long-lived assets, based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies. Under this analysis, the Company has determined that the cash flows from the mineral exploration business would be sufficient to recover the carrying value of its long-lived assets and, therefore, that the value of such assets is not impaired. The projected future cash flows represent management's best estimates. Because these estimates are based on subjective assumptions, an impairment write-down may be required in the future if the projected future cash flows decline.

         The following table, which is derived from the Company's Consolidated Financial Statements as discussed in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period-to-period.



                                                                                             Period-to-Period
                                                                                                  Change
                                                          Fiscal Years Ended                      ------
                                                              January 31,                    2001         2000
                                                   --------------------------------           vs.          vs.
Revenues:                                          2001         2000          1999           2000         1999
                                                   ----         ----          ----           ----         ----
   Water-related services and
      products                                      55.2%       58.8%         55.3%           4.7%         5.2%
   Mineral exploration drilling                     24.3        23.5          27.6           15.3        (15.5)
   Geotechnical construction                        12.9        12.1           9.7           19.5         23.8
   Other services                                    1.5          .2            -               *            *
                                                   -----        ----         -----
        Total service revenues                      93.9        94.6          92.6           10.8          1.2
   Product sales                                     6.1         5.4           7.4           25.3        (28.0)
                                                   -----       -----         -----
        Total revenues                             100.0%      100.0%        100.0%          11.6         (1.0)
                                                   =====       =====         =====
Cost of revenues:
   Cost of service revenues                         74.7%       73.2%         71.8%          12.9          3.3
   Cost of product sales                            79.0        79.6          76.4           24.4        (25.0)
        Total cost of revenues                      74.9        73.6          72.1           13.6          1.0
                                                   -----       -----         -----
Gross profit                                        25.1        26.4          27.9            5.9         (6.2)
Selling, general and
   administrative expenses                          18.7        19.1          17.6            9.3          7.7
Depreciation and amortization                        6.8         8.2           7.8           (7.3)        44.0
                                                   -----       -----         -----
Operating income (loss)                             (0.4)       (0.9)          2.5           43.9       (135.1)
Other income (expense):
   Equity in earnings (losses)
      of foreign affiliates                          0.3         0.0           0.4              *       (102.4)
   Interest                                         (2.0)       (1.7)         (1.8)          28.8         (3.4)
   Other, net                                        0.3         0.0           0.2              *            *
                                                   -----       -----         -----
Income (loss) before income taxes                   (1.8)       (2.6)          1.3           23.6            *
Income tax expense                                   0.1         0.0           0.9              *       (100.0)
Minority interest, net of taxes                      0.0        (0.1)          0.0              *            *
                                                   -----       -----         -----
Net income (loss)                                   (1.9)%      (2.7)%         0.4%          22.7            *
                                                   =====       =====         =====

*  Not meaningful.

Comparison of Fiscal 2001 to Fiscal 2000

Results of Operations

         Revenues for fiscal 2001 increased $32,548,000 or 11.6%, to $313,993,000 compared to $281,445,000 for fiscal 2000. Water-related services and products revenues increased 4.7% to $173,290,000 for fiscal 2001 compared to revenues of $165,525,000 for fiscal 2000. The year-to-year increase in water-related services and products revenues was primarily the result of an increase in demand for the Company's water-related services in the central United States, southern California, and Florida. Mineral exploration drilling revenues increased 15.3% to $76,318,000 for fiscal 2001 from $66,189,000 for fiscal 2000. The increase for the year was primarily a result of increased demand in Canada and East Africa, offset by the decision to discontinue drill and blast operations in West Africa and Australia combined with reduced demand for the Company's services in the United States. Geotechnical construction revenues increased 19.5% to $40,572,000 for fiscal 2001 compared to revenues of $33,938,000 for fiscal 2000. The increase in geotechnical revenues was a result of two large projects in the northeast United States and the Company's ground freezing project for Noranda, Inc. in Quebec, Canada, combined with increased market penetration in certain areas of the United States. Oil and gas service revenues were $4,751,000 for fiscal 2001 compared to $584,000 for fiscal 2000. The increase in revenue was a result of increased capacity due to the Company's continued investment in this market. Product sales increased 25.3% to $19,062,000 for fiscal 2001 from $15,209,000 for fiscal 2000. The increase was a result of increased activity in the mineral exploration market combined with increased demand for drilling products within the water market.

         Gross profit as a percentage of revenues was 25.1% for fiscal 2001 compared to 26.4% for fiscal 2000. The decrease in gross profit was primarily attributable to expenses associated with the Company's domestic oil and gas exploration activities and pricing pressures in the African minerals market, partially offset by increased margins in the geotechnical construction business.

         Selling, general and administrative expenses increased to $58,757,000 for fiscal 2001 compared to $53,781,000 for fiscal 2000. The increase for the year was primarily a result of increased incentive-related accruals in the Company's domestic businesses combined with expenses related to the continued expansion of the Company's oil and gas services division and Integrated Groundwater Services initiative.

         Depreciation and amortization decreased to $21,337,000 for fiscal 2001 compared to $23,016,000 for fiscal 2000. The decrease in depreciation and amortization for the year was attributable to certain mineral exploration assets becoming fully depreciated in the fourth quarter of last year combined with the disposal of the drill and blast divisions in Australia and West Africa.

         Equity in earnings (losses) of foreign affiliates was $894,000 for fiscal 2001 compared to ($27,000) for the last year. The increase in earnings for the year is a result of increased exploration and development activities conducted by mining companies in Latin America.

         Interest expense increased to $6,205,000 for fiscal 2001 compared to $4,818,000 for fiscal 2000. The increase for the year was attributable to higher average borrowings combined with higher interest rates for the period.

         Income taxes were an expense of $382,000 for fiscal 2001 compared to zero for the last year. The unusual effective rate for the year was primarily a result of the increased impact of certain non-deductible expenses in light of lower taxable earnings in the respective periods, combined with a reduction in the amount of earnings from certain foreign affiliates and subsidiaries relative to the Company's overall earnings.

Comparison of Fiscal 2000 to Fiscal 1999

Results of Operations

         Revenues for fiscal 2000 decreased $2,803,000, or 1.0%, to $281,445,000 compared to $284,248,000 for fiscal 1999. Water-related services and products revenues increased 5.2% to $165,525,000 for fiscal 2000 compared to revenues of $157,411,000 for fiscal 1999. The year-to-year increase in water-related services and products revenues was primarily the result of increased demand for certain domestic water-related services. Mineral exploration drilling revenues decreased 15.5% to $66,189,000 for fiscal 2000 from $78,305,000 for fiscal 1999.
The decrease for the year was primarily a result of lower demand for the Company's services in areas outside North America as a result of the decrease in exploration and development activities conducted by mining companies in those areas. Geotechnical construction revenues increased 23.8% to $33,938,000 for fiscal 2000 compared to revenues of $27,409,000 for fiscal 1999. The increase in geotechnical revenues was primarily a result of the Company's continued development of recently purchased technologies to serve this market. Product sales decreased 28.0% to $15,209,000 for fiscal 2000 from $21,123,000 for fiscal 1999. The decrease was a result of the lower demand for the Company's products in the mining industry as previously discussed.

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

Fluctuation in Quarterly Results

         The Company historically has experienced fluctuations in its quarterly results arising from the timing of the award and completion of contracts, the recording of related revenues and unanticipated additional costs incurred on projects. The Company's revenues on large, long-term drilling contracts are recognized on a percentage of completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. A significant number of the Company's contracts contain fixed prices and assign responsibility to the Company for cost overruns for the subject projects; as a result, revenues and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could affect the Company's operating results for a particular quarter. Many of the Company's contracts are also subject to cancellation by the customer upon short notice with limited damages payable to the Company. In addition, adverse weather conditions, natural disasters, force majeure and other similar events can curtail Company operations in various regions of the world throughout the year, resulting in performance delays and increased costs. Moreover, the Company's domestic drilling activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to drilling sites and the ability to drill; as a result, the Company's revenues and earnings in its second and third quarters tend to be higher than revenues and earnings in its first and fourth quarters. Accordingly, as a result of the foregoing as well as other factors, quarterly results should not be considered indicative of results to be expected for any other quarter or for any full fiscal year. See the Company's Consolidated Financial Statements and Notes thereto.

Inflation

         Management believes that the Company's operations for the periods discussed have not been adversely affected by inflation or changing prices.

Liquidity and Capital Resources

         The primary source of the Company's liquidity in fiscal 2001, 2000 and 1999 was its cash from operating activities of $12,952,000, $13,162,000 and $13,637,000, respectively. In fiscal 2001, cash from operations and borrowings under the Company's revolving credit agreement were utilized primarily for additions to property and equipment of $14,302,000. Capital expenditures during the fiscal years were directed primarily toward expansion and upgrading of the Company's equipment and facilities. The Company expects to spend approximately $10,000,000 in the next fiscal year for capital expenditures. The Company anticipates fiscal 2002 capital expenditures will be used to maintain the Company's equipment and capabilities and to accelerate its expansion into oil and gas services. The Company also plans to pursue consolidation opportunities in the mineral exploration market. As of January 31, 2001, the Company had no material commitments outstanding for capital assets.

         The Company maintains a reducing revolving cash borrowing facility (the "Credit Agreement"). At January 31, 2001, the aggregate commitment under this facility was $64,000,000. Borrowings under the Credit Agreement have been used to complete various acquisitions. See Note 2 to the Consolidated Financial Statements. The Company's borrowings and outstanding letter of credit commitments under the Credit Agreement were $40,500,000 and $4,667,000, respectively, at January 31, 2001. See Note 8 to the Consolidated Financial Statements.

         The Company's working capital as of January 31, 2001, 2000 and 1999 was $46,960,000, $45,245,000 and $46,211,000, respectively. The Company believes borrowings from its available Credit Agreement and cash from operations will be sufficient to meet the Company's operating cash requirements and to fund its budgeted capital expenditures for fiscal 2002.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are interest rate risk on variable rate debt, equity risk on marketable investments, and foreign exchange rate risk that could give rise to translation and transaction gains and losses.

         The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 8 to the Notes to Consolidated Financial Statements of this Form 10-K. Assuming then existing debt levels, an instantaneous change in interest rates of one percentage point would impact the Company's annual interest expense by $405,000 and $385,000 at January 31, 2001 and 2000, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements. Marketable investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

         Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, Italy and Thailand. The operations are described in Notes 1 and 11 to the Consolidated Financial Statements. The majority of the Company's contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations.

         As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted operating income for the years ended January 31, 2001 and 2000, by approximately $244,000 and $426,000, respectively. This represents approximately ten percent of the international segment operating income after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

         Foreign exchange gains and losses in the Company's Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company's Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange gains and losses for 2001, 2000 and 1999 were not significant.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                                               Page
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

    Independent Auditors' Report ............................................................................   28

    Financial Statements:

       Consolidated Balance Sheets as of January 31, 2001 and 2000...........................................   29

       Consolidated Statements of Income for the Years
          Ended January 31, 2001, 2000 and 1999..............................................................   31

       Consolidated Statements of Stockholders' Equity for the Years
          Ended January 31, 2001, 2000 and 1999..............................................................   32

       Consolidated Statements of Cash Flows for the Years Ended
          January 31, 2001, 2000 and 1999 ...................................................................   33

       Notes to Consolidated Financial Statements............................................................   35

       Financial Statement Schedule II.......................................................................   52

          All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

INDEPENDENT AUDITORS' REPORT


Layne Christensen Company:

         We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries as of January 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies as of January 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 9, 2001

                   Layne Christensen Company and Subsidiaries
                           Consolidated Balance Sheets
                         As of January 31, 2001 and 2000
                            (In Thousands of Dollars)


                  ASSETS                                 2001            2000
                  ------                               ---------      ----------
Current assets:
  Cash and cash equivalents                            $   3,421      $   3,751
  Customer receivables, less allowance
      of $3,510 and $3,437, respectively                  51,498         44,785
  Costs and estimated earnings in excess of
      billings on uncompleted contracts                   10,371         11,086
  Inventories                                             30,762         29,974
  Deferred income taxes                                   12,342         10,324
  Other                                                    2,781          5,303
                                                       ---------      ---------
               Total current assets                      111,175        105,223
                                                       ---------      ---------

Property and equipment:
  Land                                                     8,926          9,435
  Buildings                                               18,369         16,668
  Machinery and equipment                                163,488        167,579
                                                       ---------      ---------
                                                         190,783        193,682
  Less--Accumulated depreciation                        (118,070)      (110,687)
                                                       ---------      ---------
               Net property and equipment                 72,713         82,995
                                                       ---------      ---------

Other assets:
  Investment in foreign affiliates                        19,306         19,381
  Intangible assets, at cost less accumulated
    amortization of $4,904 and $3,688,
      respectively                                        26,058         33,570
  Deferred income taxes                                    2,623            -
  Other                                                    1,993          4,166
                                                       ---------      ---------
               Total other assets                         49,980         57,117
                                                       ---------      ---------

                                                       $ 233,868      $ 245,335
                                                       =========      =========


                 See Notes to Consolidated Financial Statements.



                                                                   - Continued -

                   Layne Christensen Company and Subsidiaries
                     Consolidated Balance Sheets(Continued)
                         As of January 31, 2001 and 2000
                (In Thousands of Dollars, except per share data)


       LIABILITIES AND STOCKHOLDERS' EQUITY                                      2001                  2000
       ------------------------------------                                   ----------            -------

Current liabilities:
    Accounts payable                                                          $  18,684             $  16,762
    Current maturities of long-term debt                                          3,571                 3,571
    Accrued compensation                                                         15,726                12,068
    Accrued insurance expense                                                     6,425                 7,357
    Other accrued expenses                                                        9,019                10,119
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                          10,790                10,101
                                                                              ---------             ---------
                   Total current liabilities                                     64,215                59,978
                                                                              ---------             ---------

Non-current and deferred liabilities:
    Long-term debt                                                               58,357                59,929
    Deferred income taxes                                                            -                  1,380
    Accrued insurance expense                                                     5,557                 5,000
    Other                                                                         2,526                 2,052
    Minority interest                                                             9,288                10,156
                                                                              ---------             ---------
                   Total non-current and deferred
                      liabilities                                                75,728                78,517
                                                                              ---------             ---------
Contingencies

Stockholders' equity:
    Preferred stock, par value $.01 per share,
       5,000,000 shares authorized, none issued
       and outstanding                                                               -                     -
    Common stock, par value $.01 per share,
       30,000,000 shares authorized, 11,707,694
       and 11,691,129 shares issued and outstanding,
       respectively                                                                 117                   117
    Capital in excess of par value                                               83,613                83,463
    Retained earnings                                                            23,224                29,150
    Accumulated other comprehensive loss                                        (12,913)               (5,738)
    Notes receivable from management stockholders                                  (116)                 (152)
                                                                              ---------             ---------
                   Total stockholders' equity                                    93,925               106,840
                                                                              ---------             ---------
                                                                              $ 233,868             $ 245,335
                                                                              =========             =========


                 See Notes to Consolidated Financial Statements.



                                                                   - Concluded -

                   Layne Christensen Company and Subsidiaries
                        Consolidated Statements of Income
              For the Years Ended January 31, 2001, 2000 and 1999
                (In Thousands of Dollars, except per share data)


                                            2001               2000              1999
                                        ------------      ------------      ------------
Revenues:
  Service revenues                      $    294,931      $    266,236      $    263,125
  Product sales                               19,062            15,209            21,123
                                        ------------      ------------      ------------
        Total revenues                       313,993           281,445           284,248
                                        ------------      ------------      ------------
Cost of revenues (exclusive of
  depreciation shown below):
  Cost of service revenues                   220,216           194,996           188,818
  Cost of product sales                       15,062            12,109            16,135
                                        ------------      ------------      ------------
        Total cost of revenues               235,278           207,105           204,953
                                        ------------      ------------      ------------
Gross profit                                  78,715            74,340            79,295
Selling, general and administrative
  expenses                                    58,757            53,781            49,938
Depreciation and amortization                 21,337            23,016            22,361
                                        ------------      ------------      ------------
Operating income (loss)                       (1,379)           (2,457)            6,996
Other income (expense):
  Equity in earnings (losses)
     of foreign affiliates                       894               (27)            1,128
  Interest                                    (6,205)           (4,818)           (4,987)
  Other, net                                   1,028              (108)              629
                                        ------------      ------------      ------------
Income (loss) before income taxes             (5,662)           (7,410)            3,766
Income tax expense                               382               -               2,486
Minority interest, net of taxes                  118              (255)              (79)
                                        ------------      ------------      ------------

Net income (loss)                       $     (5,926)     $     (7,665)     $      1,201
                                        ============      ============      ============

Basic earnings (loss) per share         $      (0.50)     $      (0.66)     $       0.10
                                        ============      ============      ============

Diluted earnings (loss) per share       $      (0.50)     $      (0.66)     $       0.10
                                        ============      ============      ============

Weighted average number of common
   and dilutive equivalent shares
   outstanding:
     Weighted average shares
        outstanding - basic               11,758,000        11,675,000        11,639,000
     Dilutive stock options                      -                 -             268,000
                                        ------------      ------------      ------------
     Weighted average shares
        outstanding - diluted             11,758,000        11,675,000        11,907,000
                                        ============      ============      ============



                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For the Years Ended January 31, 2001, 2000 and 1999
                            (In Thousands of Dollars)


                                                                                                               Notes
                                                                                             Accumulated     Receivable
                                         Common Stock           Capital in                      Other           from
                                     --------------------        Excess of    Retained      Comprehensive    Management
                                         Shares      Amount      Par Value    Earnings          Loss        Stockholders      Total
                                       ---------    ---------    ---------   ----------     -------------   ------------   --------
Balance, February 1, 1998               11,631,556  $   116      $ 82,889    $ 35,614       $    (4,185)    $     (175)   $ 114,259
  Comprehensive loss:
    Net income                                  -       -              -        1,201                -              -         1,201
    Other comprehensive income
     (loss):
      Change in unrecognized
        pension liability,
        net of taxes of $34                     -       -              -           -                (53)            -           (53)
      Foreign currency
        translation adjustments,
        net of taxes of $962                    -       -              -           -             (1,294)            -        (1,294)
      Unrealized loss on
        available for sale
        investments, net of
        taxes of $669                           -       -              -           -             (1,072)            -        (1,072)
                                                                                                                          ----------
  Comprehensive loss                                                                                                         (1,218)
                                                                                                                          ----------
  Issuance of stock for
    incentive compensation progam            9,636      -             206          -                 -              -           206
  Payments on notes receivable                  -       -              -           -                 -              23           23
                                        ----------   ------       -------    --------          --------        -------    ----------
Balance, January 31, 1999               11,641,192      116        83,095      36,815            (6,604)          (152)     113,270
  Comprehensive loss:
    Net loss                                    -       -              -       (7,665)               -              -        (7,665)
    Other comprehensive income
      (loss):
      Change in unrecognized
        pension liability,
        net of taxes of $365                    -       -              -           -                580             -           580
      Foreign currency
        translation adjustments,
        net of taxes of $460                    -       -              -           -                641             -           641
      Unrealized loss on
        available for sale
        investments, net of
        taxes of $264                           -       -              -           -               (355)            -          (355)
                                                                                                                          ----------
  Comprehensive loss                                                                                                         (6,799)
                                                                                                                          ----------
  Issuance of stock for
    incentive compensation program           5,845      -              82          -                 -              -            82
  Issuance of stock, net of
    expenses                                44,092        1           286          -                 -              -           287
                                        ----------   ------       -------    --------          --------        -------    ----------
Balance, January 31, 2000               11,691,129      117        83,463      29,150            (5,738)          (152)     106,840
  Comprehensive loss:
    Net loss                                    -       -              -       (5,926)               -              -        (5,926)
    Other comprehensive income
      (loss):
      Change in unrecognized
        pension liability,
        net of taxes of $234                    -       -              -           -               (373)            -          (373)
      Foreign currency
        translation adjustments,
        net of taxes of $3,979                  -       -              -           -             (6,054)            -        (6,054)
      Unrealized loss on
        available for sale
        investments, net of
        taxes of $504                           -       -              -           -               (748)            -          (748)
                                                                                                                          ---------
  Comprehensive loss                                                                                                        (13,101)
                                                                                                                          ---------
  Issuance of stock for
    incentive compensation program           1,181      -              50          -                 -              -            50
  Issuance of stock, net of
    expenses                                15,384      -             100          -                 -              -           100
  Payments on notes receivable                  -       -              -           -                 -              36           36
                                        ----------   ------       -------    --------          --------        -------    ----------
Balance, January 31, 2001               11,707,694   $  117       $83,613    $ 23,224         $(12,913)        $  (116)   $  93,925
                                        ==========   ======       =======    ========          ========        =======    =========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Years Ended January 31, 2001, 2000 and 1999
                            (In Thousands of Dollars)


                                                          2001          2000         1999
                                                       ---------     ---------     ---------
Cash flow from operating activities:
    Net income (loss)                                  $ (5,926)     $ (7,665)     $  1,201
    Adjustments to reconcile net income
        (loss) to cash from operations:
        Depreciation and amortization                    21,337        23,016        22,361
        Deferred income taxes                            (4,712)       (2,060)       (1,741)
        Equity in (earnings) losses of
         foreign affiliates                                (894)           27        (1,128)
        Dividends received from foreign
           affiliates                                     1,033           377           852
        Minority interest                                  (182)          392           232
        (Gain) loss from disposal of property
           and equipment                                    (37)           50        (1,679)
        Changes in current assets and liabilities,
           (exclusive of effects of acquisitions):
           (Increase) decrease in customer
               receivables                               (6,954)       (2,466)       11,364
           (Increase) decrease in costs and
               estimated earnings in excess of
               billing on uncompleted contracts           1,034        (3,164)       (1,070)
           (Increase) decrease in inventories              (941)        1,346           234
           (Increase) decrease in other current
               assets                                     2,380         3,685        (6,313)
           Increase (decrease) in accounts payable
               and accrued expenses                       4,186        (1,617)      (10,438)
           Increase in billings in excess of
               costs and estimated earnings on
               uncompleted contracts                        694         1,546           352
        Other, net                                        1,934          (305)         (590)
                                                       --------      --------      --------
           Cash from operating activities                12,952        13,162        13,637
                                                       --------      --------      --------
Cash flow from investing activities:
    Additions to property and equipment                 (14,302)      (12,816)      (16,817)
    Proceeds from disposal of property and
        equipment                                         2,256         2,476         3,963
    Acquisition of businesses, net of cash
        acquired                                            -            (891)       (8,378)
    Purchase of available for sale investments              -             -            (427)
    Investment by minority interest in
        joint ventures                                      -             -             600
    Investment in foreign affiliates and
        joint ventures                                      -            (293)          -
                                                       --------      --------      --------
           Cash used in investing activities            (12,046)      (11,524)      (21,059)
                                                       --------      --------      --------

                 See Notes to Consolidated Financial Statements.



                                                                   - Continued -

                   Layne Christensen Company and Subsidiaries
               Consolidated Statements of Cash Flows - (Continued) For the Years Ended January 31, 2001, 2000 and 1999
                            (In Thousands of Dollars)


                                                                        2001             2000            1999
                                                                     ---------         --------        ------
Cash flow from financing activities:
    Net borrowings under revolving facility                          $  2,000                -         $  6,000
    Repayments of long-term debt                                       (3,572)               -               -
    Payments on notes receivable from
        management stockholders                                            36                -               23
                                                                     --------          --------        --------
           Cash from (used in) financing
            activities                                                 (1,536)               -            6,023
                                                                     --------          --------        --------
Effects of exchange rate changes on cash                                  300                19             539
                                                                     --------          --------        --------

Net increase (decrease) in cash and cash
    equivalents                                                          (330)            1,657            (860)

Cash and cash equivalents at beginning
    of year                                                             3,751             2,094           2,954
                                                                     --------          --------        --------

Cash and cash equivalents at end of year                             $  3,421          $  3,751        $  2,094
                                                                     ========          ========        ========



                 See Notes to Consolidated Financial Statements.



                                                                   - Concluded -

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements

               For the Years Ended January 31, 2001, 2000 and 1999

(1) Summary of Significant Accounting Policies

         Description of Business -- Layne Christensen Company and subsidiaries (together, the "Company") provide comprehensive water supply services and geotechnical construction services in most regions in the United States, and provide mineral exploration drilling services primarily in the western United States, Australia, Africa, Mexico, and Canada. Its customers include municipalities, industrial companies, mining companies, environmental consulting and engineering firms and, to a lesser extent, agribusinesses. In addition, the Company manufactures diamond core bits, drilling rigs and other equipment utilized in the mineral exploration, mine development and pre-construction analysis markets throughout the United States and internationally.

         Fiscal Year - References to years are to the fiscal years then ended.

         Investment in Affiliated Companies - Investments in affiliates (29% to 50% owned) in which the Company exercises significant influence over operating and financial policies are accounted for on the equity method.

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

         Other foreign subsidiaries and affiliates use local currencies as their functional currency. Assets and liabilities have been translated to U.S. dollars at year-end exchange rates. Income and expense items have been translated at exchange rates which approximate the average of the rates prevailing during each

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999

year. Translation adjustments are reported as a separate component of accumulated other comprehensive loss. As a result of the acquisition of an Australian company during 1998, the Company has reflected substantial changes in the cumulative translation account during 2001, 2000 and 1999, primarily attributed to the devaluation of the Australian dollar.

         Net foreign currency transaction gains and losses for 2001, 2000 and 1999 were not significant.

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

         Inventories - The Company values inventories at the lower of cost (first- in, first-out, including material, labor, and manufacturing overhead costs) or market (in thousands of dollars):

                                                        2001               2000
                                                      -------            ------
         Raw materials                                $ 1,101            $ 1,422
         Work in process                                1,639                547
         Finished products, parts and supplies         28,022             28,005
                                                      -------            -------
                    Total                             $30,762            $29,974
                                                      =======            =======

         Property and Equipment and Related Depreciation - Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $20,121,000, $21,721,000 and $21,454,000 in fiscal 2001, 2000 and 1999, respectively. The lives used for the more significant items within each property classification are as follows:

                                                    Years
                                                    -----
                  Buildings                         15 - 35
                  Machinery and equipment            3 - 10

         Intangible Assets - Intangible assets consist of goodwill related to acquisitions, purchased technical manuals and other assets which are being amortized over their estimated economic lives which range from 10 to 35 years. Amortization expense for intangible assets was $1,216,000, $1,295,000 and $1,058,000 for 2001, 2000 and 1999, respectively.

         Investments - During 2001, 2000 and 1999, the Company, through its wholly owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"), purchased certain common stock of publicly traded companies on the Australian Stock Exchange. The Company has classified these investments as available-for-

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999


sale. The non-current investments have a cost basis of $3,723,000 and are reported at their fair values of approximately $514,000 and $1,766,000 at January 31, 2001 and 2000, respectively. The gross unrealized losses of $3,209,000 and $1,957,000, net of taxes of $1,284,000 and $780,000 at January
31, 2001 and 2000, respectively, have been recorded as a component of accumulated other comprehensive loss.

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

         Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 2001 and 2000, because of the relatively short maturity of those instruments. Investments in equity securities are carried at quoted market values. See Note 8 for disclosure regarding the fair value of indebtedness of the Company.

         Consolidated Statements of Cash Flows - Highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered cash equivalents.

         The amounts paid for income taxes and interest are as follows (in thousands of dollars):

                                  2001              2000             1999
                                -------           -------          ------
          Income taxes           $  582               -             $7,645
          Interest                5,632            $4,892            4,406

         Supplemental Noncash Transactions -- In 2001 and 2000, the Company issued 1,181 and 5,845 shares of common stock, respectively, and 42,532 and 39,812 stock options, respectively, related to 2000 and 1999 compensation awards.

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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999

purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive.

         Stock-Based Compensation - Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs (see Note 9). Pro forma net income (loss) for 2001, 2000 and 1999, determined as if the SFAS 123 Method had been applied, would have been ($6,687,000),($8,582,000) and $363,000, respectively. Basic and diluted earnings (loss) per share would have been ($0.57) for 2001, ($0.74) for 2000 and $0.03 for 1999.

         Other Comprehensive Loss - Accumulated balances of Other Comprehensive Loss are as follows (in thousands of dollars):


                                                                                                       Accumulated
                                             Cumulative        Unrealized         Unrecognized            Other
                                            Translation          Loss On             Pension          Comprehensive
                                             Adjustment        Investments          Liability              Loss
                                            ----------         ----------         -----------         ------------
Balance, January 31, 1999                   $   (5,202)        $     (822)        $      (580)        $     (6,604)
Period change                                      641               (355)                580                  866
                                            ----------         ----------         -----------         ------------
Balance, January 31, 2000                   $   (4,561)        $   (1,177)        $        -          $     (5,738)
Period change                                   (6,054)              (748)               (373)              (7,175)
                                            ----------         ----------         -----------         ------------
Balance, January 31, 2001                   $  (10,615)        $   (1,925)        $      (373)        $    (12,913)
                                            ==========         ==========         ===========         ============

         Reclassifications - Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

(2)  Acquisitions

       On June 1, 1999, the Company acquired the outstanding stock of Toledo Oil and Gas Service, Inc., an oil and gas services company based in Broussard, Louisiana, for $169,000 cash and $387,000 in common stock. The acquisition has been accounted for using the purchase method of accounting and the operations of Toledo Oil and Gas Service, Inc. have been included from the date of acquisition.

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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999

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

       The above acquisitions had the following effect on the Company's consolidated financial position (in thousands of dollars):

                                                  2000                1999
                                                --------            --------

         Property and equipment                 $ 1,328             $ 8,435
         Working capital                           (396)             (1,046)
         Intangible and other assets                420               1,608
         Non-current and deferred
               liabilities                         (461)               (619)
                                                -------             -------
           Total purchase price,
               net of cash acquired             $   891             $ 8,378
                                                =======             =======

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements

               For the Years Ended January 31, 2001, 2000 and 1999

(3) Investments in Foreign Affiliates

         The Company's investments in foreign affiliates are carried at the Company's equity in the underlying net assets plus an additional $4,753,000 as a result of purchase accounting. This additional amount is being amortized over the remaining useful lives of the applicable underlying assets ranging from 20 to 35 years. Accumulated amortization at January 31, 2001 and 2000, was $649,000 and $519,000, respectively. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows:

                                                               Percentage
                                                                  Owned
                                                               ----------
          Christensen Chile, S.A. (Chile)                        49.99%
          Christensen Commercial, S.A. (Chile)                   50.00%
          Geotec Boyles Bros., S.A. (Chile)                      49.75%
          Boyles Bros. Diamantina, S.A. (Peru)                   29.49%
          Christensen Commercial, S.A. (Peru)                    50.00%
          Geotec, S.A. (Peru)                                    35.38%
          Boytec, S.A. (Panama)                                  49.99%
          Technidrill, Ltd. (France)                             49.00%
          Christensen Boyles GmbH (Germany)                      33.35%
          Plantel Industrial S.A. (Chile)                        50.00%
          Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)       49.99%
          Boyles Bros. do Brazil, S.A. (Brazil)                  40.00%
          Geoductos Chile, S.A. (Chile)                          50.00%
          Supply Direct South Africa (South Africa)              50.00%

          Financial information from foreign affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the Company's foreign affiliates, as of January 31, 2001, 2000 and 1999, and for the years then ended, was as follows (in thousands of dollars):

                                       2001           2000                1999
                                     -------        -------             ------
          Total assets               $60,526        $57,645             $65,303
          Total liabilities           21,741         17,932              23,634
          Revenues                    66,217         51,552              75,088
          Gross profit                10,423          6,094              13,406
          Operating income             5,393          1,282               4,446
          Net income                   2,392            152               2,613

          The Company has transactions and balances with foreign affiliates which resulted in the following amounts being included in the Consolidated Financial Statements as of January 31, 2001, 2000 and 1999, and for the years then ended (in thousands of dollars):

                                        2001          2000                 1999
                                      -------       -------              ------
          Accounts receivable        $ 1,563        $   566             $   173
          Notes receivable               149          1,333               2,568
          Revenues                     3,231          1,374               3,045

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999

          Undistributed equity in earnings of foreign affiliates totaled $3,904,000, $4,043,000 and $4,447,000 as of January 31, 2001, 2000 and 1999,
respectively.

(4) Costs and Estimated Earnings on Uncompleted Contracts (in thousands of dollars):

                                                            2001         2000
                                                          --------     ------
       Costs incurred on uncompleted contracts            $ 99,810     $ 80,153
       Estimated earnings                                   40,972       29,591
                                                          --------     --------
                                                           140,782      109,744
       Less:  Billings to date                             141,201      108,759
                                                          --------     --------
                                                          $   (419)    $    985
                                                          ========     ========
       Included in accompanying balance
          sheets under the following captions:
          Costs and estimated earnings in excess
              of billings on uncompleted contracts        $ 10,371     $ 11,086
          Billings in excess of costs and estimated
              earnings on uncompleted contracts            (10,790)     (10,101)
                                                          --------     --------
                                                          $   (419)    $    985
                                                          ========     ========

       The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year.

(5) Income Taxes

         Income before income taxes is as follows (in thousands of dollars):

                                      2001            2000            1999
                                   ---------        --------        ------
          Domestic                 $  5,570          $  4,825         $ 6,758
          Foreign                   (11,232)          (12,235)         (2,992)
                                   --------          --------         -------
                                   $ (5,662)         $ (7,410)        $ 3,766
                                   ========          ========         =======

             Components of income tax expense are (in thousands of dollars):

                                     2001               2000            1999
                                   --------           --------        ------
          Currently due:
             U.S. federal          $    192           $  (118)        $   366
             State and local            236              (188)            537
            Foreign                   1,344             1,017           2,726
                                   --------           -------         -------
                                      1,772               711           3,629
                                   --------           -------         -------
          Deferred:
             U.S. federal             2,531               672            (355)
             State and local           (193)               79             (11)
            Foreign                  (3,728)           (1,462)           (777)
                                   --------           -------         -------
                                     (1,390)             (711)         (1,143)
                                   --------           -------         -------
                                   $    382           $    -          $ 2,486
                                   ========           =======         =======

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999

          Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects are (in thousands of dollars):


                                                       2001                                     2000
                                        ----------------------------------      -----------------------------------
                                         Assets      Liabilities     Total       Assets       Liabilities     Total
                                        -------      -----------    ------      -------       -----------    ------
Contract income                         $ 3,415             -       $3,415      $ 1,942              -        $1,942
Accrued insurance
 expense                                  1,605             -        1,605        1,943              -         1,943
Employee compensation                     1,266             -        1,266          980              -           980
Bad debts                                 1,323             -        1,323        1,186              -         1,186
Inventory                                 1,332      $ (1,401)         (69)       1,183        $ (2,707)      (1,524)
Other accrued expenses                    5,233          (460)       4,773        6,288            (520)       5,768
Loss carryforwards                           29             -           29           29              -            29
                                        -------      ---------      ------      -------        --------       ------
       Current                           14,203        (1,861)      12,342       13,551          (3,227)      10,324
                                        -------      ---------      ------      -------        ---------      ------
Accelerated depreciation                    173        (6,524)      (6,351)         155          (7,837)      (7,682)
Cumulative translation
   adjustment                             6,648             -        6,648        2,670              -         2,670
Accrued insurance
   expense                                2,322             -        2,322        2,134              -         2,134
Loss carryforwards                          237             -          237        1,928              -         1,928
Unrealized (gain)/loss
   on investments                         1,284             -        1,284          780              -           780
Employee compensation                       732          (130)         602          310            (161)         149
Other                                     1,372        (3,491)      (2,119)         506          (1,865)      (1,359)
                                        -------      --------      -------      -------        --------       ------
       Noncurrent                        12,768       (10,145)       2,623        8,483          (9,863)      (1,380)
                                        -------      --------      -------      -------        --------       ------

                                        $26,971      $(12,006)     $14,965      $22,034        $(13,090)      $8,944
                                        =======      ========      =======      =======        ========       ======

           The Company has several Australian and African subsidiaries which have generated tax losses. The majority of these losses have been utilized to reduce the Company's U.S. federal and state income tax expense.

           For federal income tax purposes, the Company has net operating loss carryforwards totaling $170,000 at January 31, 2001. The net operating loss carryforwards expire between 2010 and 2015. The Company also generated state net operating losses which can be carried forward.

           At January 31, 2001, undistributed earnings of foreign subsidiaries and foreign affiliates included $13,740,000 for which no U.S. federal income or foreign withholding taxes have been provided as foreign tax credits should become available under current tax law to significantly reduce or eliminate the resulting U.S. income tax liability.

           A reconciliation of the total income tax expense to the statutory federal rate is as follows (in thousands of dollars):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999


                                                   2001                     2000                    1999
                                          ----------------------     --------------------     ---------------------
                                                       Effective                Effective                 Effective
                                           Amount        Rate        Amount        Rate       Amount         Rate
                                           ------      ---------     ------     ---------     ------      -------
Income tax at statutory
  rate                                    $(1,925)       34.0%      $(2,519)      34.0%       $1,280       34.0%
State income tax, net of
  federal income tax
  benefit                                      28        (0.5)          (71)        1.0          342        9.1
Difference in tax expense
  resulting from:
  Non-deductible expenses                     465        (8.2)          448        (6.0)         394       10.4
  Unremitted income of
     foreign affiliates                         3        (0.0)            9        (0.1)        (189)      (5.0)
  Taxes on foreign
     operations                             1,752       (30.9)        1,825       (24.6)         793       21.1
Other, net                                     59        (1.1)          308        (4.3)       (134)       (3.6)
                                          -------       -----       -------       -----       ------       ----
                                          $   382        (6.7)%     $   -           -         $2,486       66.0%
                                          =======       =====       =======       =====       ======       ====

(6) Leases

        Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year from January 31, 2001 are as follows (in thousands of dollars):

                                    2002                    $4,956
                                    2003                     4,072
                                    2004                     3,035
                                    2005                     2,094
                                    2006                       944

         Operating leases are primarily for automobiles, light trucks, and office and shop facilities. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $5,972,000, $5,163,000 and $5,742,000 in 2001, 2000 and 1999, respectively.

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

         The following table sets forth the plan's funded status as of December 31, 2000 and 1999 (the measurement dates) and the amounts recognized in the Company's balance sheets at January 31, 2001 and 2000 (in thousands of dollars):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999


                                                                                    2001               2000
                                                                                  -------             ------
       Benefit obligation at beginning of year                                    $ 5,036             $5,624
       Service cost                                                                   141                181
       Interest cost                                                                  404                388
       Actuarial (gain) loss                                                          247               (884)
       Benefits paid                                                                 (417)              (273)
                                                                                  -------             ------
       Benefit obligation at end of year                                            5,411              5,036
                                                                                  -------             ------
       Fair value of plan assets at beginning of year                               5,293              5,010
       Actual return on plan assets                                                   (12)               352
       Employer contribution                                                          173                204
       Benefits paid                                                                 (417)              (273)
                                                                                  -------             ------
       Fair value of plan assets at end of year                                     5,037              5,293
                                                                                  -------             ------
       Funded status                                                                 (374)               257
       Unrecognized actuarial (gain) loss                                             607                (30)
       Unrecognized prior services cost                                                51                 61
                                                                                  -------             ------
       Net amount recognized                                                      $   284             $  288
                                                                                  =======             ======

Amounts recognized in the Company's balance sheets at January 31, 2001 and 2000 (in thousands of dollars) consist of:


                                                                                     2001               2000
                                                                                   -------            ------
       Prepaid benefit cost                                                        $  284             $  288
       Accrued benefit liability                                                     (658)                -
       Intangible asset                                                                51                 -
       Accumulated other comprehensive loss                                           607                 -
                                                                                   ------             -----
       Net amount recognized                                                       $  284             $  288
                                                                                   ======             ======

Net periodic pension cost for 2001, 2000 and 1999 includes the following components (in thousands of dollars):


                                                                       2001             2000             1999
                                                                      ------           ------           -----
       Service cost                                                  $  141            $  181           $  152
       Interest cost                                                    404               388              362
       Expected return on assets                                       (371)             (346)            (317)
       Net amortization                                                   3                96               77
                                                                     ------            ------           ------
       Net periodic pension cost                                     $  177            $  319           $  274
                                                                     ======            ======           ======

       The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset. The unrecognized pension cost has been recorded as a charge to stockholders' equity after giving effect to the related future tax benefit.

       The projected benefit obligation for 2001, 2000 and 1999 was computed using a discount rate of 7.75%, 8.0% and 6.75%, respectively, and an estimated long-term rate of return on assets of 8.75%. Benefit level assumptions for 2001, 2000 and 1999 are based on fixed amounts per year of credited service.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999

         The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $1,236,000, $992,000 and $683,000 in 2001, 2000 and 1999, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

         The Company's salaried and certain hourly employees participate in Company- sponsored, defined contribution plans. Company contributions are determined annually at the discretion of the Board of Directors of the Company. Total expense for the Company's portion of these plans was $1,178,000, $791,000 and $808,000 in 2001, 2000 and 1999, respectively. Effective January 1, 2000, the Company increased the Company matching contribution to certain plans to 100% of the employees' deferral contributions that do not exceed 3% of compensation and 50% of the employees' deferral contributions that exceed 3% but do not exceed 5% of compensation (for a maximum matching contribution of 4%). Previously, the maximum matching contribution allowed under the plans was 3%. The Company reserves the right to amend or terminate the plans, but the Company cannot recover contributions already paid.

(8) Indebtedness

         During July 1997, contemporaneously with the acquisition of Stanley Mining Services ("Stanley Acquisition"), an Australian and African based drilling contractor, the Company amended its existing credit agreement to provide a reducing revolving credit facility ("Credit Agreement"). As of January 31, 2001, the commitment under the Credit Agreement had been reduced to $64,000,000, less any outstanding letter of credit commitments ($20,000,000 sublimit). The Credit Agreement was used to finance the Stanley Acquisition and refinance the Company's existing indebtedness under a $30,000,000 credit facility, and is available for working capital and capital expenditures and for other general corporate purposes. As of January 31, 2001, letters of credit in an aggregate amount of $4,667,000 had been issued on behalf of the Company. The Credit Agreement will terminate in July 2002 and any borrowings thereunder will mature at that time. Layne Australia is eligible to draw down up to $15,000,000 under the Credit Agreement. The Credit Agreement provides for guarantees by certain of the Company's domestic subsidiaries and contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, payment of dividends, sale of assets or other dispositions, transactions with affiliates, mandatory prepayments based on the proceeds from the sale of assets and debt and equity securities and certain financial maintenance covenants, including among others, minimum interest coverage and maximum leverage ratios. The Credit Agreement provides for interest at variable rates equal to (i) for loans in Australian dollars, an Australian Bill rate plus 1.00% to 1.75% (depending upon debt to capitalization ratios), or (ii) for loans in United States dollars, at the Company's option, a Eurodollar rate plus 1.00% to 1.75% (depending upon debt to capitalization ratios), or an alternate reference rate as defined in the Credit Agreement. As of January 31, 2001, outstanding borrowings under the Credit Agreement were $40,500,000, at an

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999

average interest rate of 8.093%. The variable interest rates on the outstanding balance approximate the current market rates.

         Maximum borrowings outstanding under the Company's then existing credit agreements during 2001, 2000 and 1999 were $53,000,000, $44,000,000 and
$49,000,000, respectively, and the average outstanding borrowings were $47,708,000, $40,583,000 and $42,458,000, respectively. The weighted average interest rates were 9.0%, 7.0% and 7.0%, respectively.

         During March 1996, the Company completed the private placement of an unsecured note agreement (subsequently amended) for $25,000,000 ("Senior Notes"). The Senior Notes bear a fixed interest rate of 6.75% and will be due March 15, 2006 with annual installments of $3,571,000 which began March 15, 2000. As of January 31, 2001 and 2000, such interest rate approximates market for similar securities. Financial guarantees and covenants are similar to those in the Credit Agreement.

         Loan costs incurred in securing long-term financing are amortized over the term of the respective loan agreement. Amortization of these costs for 2001, 2000 and 1999 was $351,000, $221,000 and $252,000, respectively. Amortization of loan costs is included in interest expense in the consolidated statements of income.

Long-term debt is as follows (in thousands of dollars):

                                                   2001               2000
                                                 -------            ------
             Senior Notes                        $21,428            $25,000
             Revolving credit facility            40,500             38,500
                                                 -------            -------
             Total long-term debt                 61,928             63,500
             Less current maturities               3,571              3,571
                                                 -------            -------
                                                 $58,357            $59,929
                                                 =======            =======

         As of January 31, 2001, long-term debt will mature as follows (in thousands of dollars):

                           2002          $ 3,571
                           2003           44,071
                           2004            3,571
                           2005            3,571
                           2006            3,571
                           Thereafter      3,573

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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999

A Junior Participating Preferred Stock of the Company at an exercise price of $45.00. The Company is entitled to redeem the Right at $.01 per Right at any time before a person has acquired 25% or more of the Company's outstanding common stock. The Rights expire 10 years from the date of grant.

         The Company has reserved 500,000 shares of common stock for issuance under Employee Incentive Compensation Plans. Issuance of shares under the Plans is based on performance as determined annually by a committee appointed by the Company's Board of Directors. During 2001, 2000 and 1999, 1,181, 5,845 and 9,636 shares, respectively, were issued at $4.66, $5.50 and $13.72 per share, respectively.

         The Company also has two stock option plans which provide for the granting of options to purchase up to an aggregate of 2,000,000 shares of common stock at a price fixed by the Board of Directors or a committee.

         Significant option groups outstanding at January 31, 2001 and related weighted average price and life information follows:


                                                                                Average                 Remaining
                               Options                    Options               Exercise                   Life
Grant Date                   Outstanding                Exercisable              Price                   (Years)
----------                   -----------                -----------             --------                --------
    8/92                        72,164                    72,164                   $  .882                  1
    8/92                        58,317                    58,317                     7.000                  1
   12/93                       258,317                   258,317                     6.420                  3
    5/94                        39,000                    39,000                     6.375                  3
    2/96                       135,500                   135,500                    10.500                  5
    4/97                        13,612                     8,167                    11.400                  6
    2/98                       227,500                   136,500                    14.000                  7
    4/98                        18,748                     7,499                    10.290                  7
    4/99                       342,039                    85,512                     5.140                  8
    7/99                        10,000                     2,500                     6.063                  8
    2/00                        35,000                     8,750                     5.500                  9
    4/00                        42,532                        -                      3.495                  9
    8/00                        15,000                        -                      5.125                  9
    9/00                        75,000                        -                      4.000                  4

         All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The weighted average fair value at the date of grant for options granted during 2001, 2000 and 1999 were $2.21, $3.95 and $9.57 per option, respectively. The options have terms of five to ten years from the date of grant and vest ratably over periods of four to five years. The fair value of options at date of grant was estimated using the Black- Scholes model. The fair values are based on an expected life in years equal to the full option term, no dividend yield and the following weighted average assumptions:

                                   2001               2000                1999
                                   ----               ----                ----
         Interest rate             5.0%               6.5%                6.5%
         Volatility                 39%                59%                 47%

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999


                                                   Shares Under Option             Shares Exercisable
                                               ----------------------------      --------------------------
                                                               Weighted                            Weighted
                                                 Number         Average          Number of          Average
                                               of Shares         Price            Shares             Price
                                               ---------         -----            ------             -----
Stock Option Activity Summary:
Outstanding, February 1, 1998                    657,642       $ 7.172            506,495            $6.283
         Granted                                 334,004        13.761                -
         Canceled                                    -              -                 -
         Vested                                      -              -             119,965
                                               ---------                         --------
Outstanding, January 31, 1999                    991,646         9.391            626,460             7.344
         Granted                                 454,187         5.111                -
         Canceled                               (112,235)       10.395            (16,335)
         Vested                                      -              -              99,300
                                               ---------                         --------
Outstanding, January 31, 2000                  1,333,598         7.862            709,425             7.858
         Granted                                 167,532         4.286                -
         Canceled                               (158,401)        7.157            (73,033)
         Vested                                       -              -            175,834
                                               ---------                         --------
Outstanding, January 31, 2001                  1,342,729         7.352            812,226             7.862
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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999

material adverse effect upon its business or consolidated financial position, results of operations or cash flows.

(11)     Operating Segments and Foreign Operations

         The Company is a multi-national company operating predominantly in two operating segments. The first operating segment includes the Company's service operations with wholly owned operations in the United States, Australia, East Africa, Mexico, Canada, Italy and Thailand, as well as a 50% owned joint venture in West Africa, which are consolidated into the Company's January 31, 2001, financial statements. The service segment primarily derives its revenues from the following product lines: water-related services and products, mineral exploration drilling, geotechnical construction and oil and gas services and exploration. The second operating segment, products, includes the manufacturing and supply of drilling equipment, parts and supplies. The product operations are primarily in the United States. Refer to Note 3 for information on other foreign investments.

         Revenues, operating income, total assets, capital expenditures and depreciation and amortization pertaining to the Company's operating segments are presented below (in thousands of dollars). Total revenues of foreign subsidiaries are those revenues related to the operations of those subsidiaries. Intersegment revenues are accounted for based on the estimated fair market value of the products sold or services provided. In computing operating income for foreign subsidiaries, no allocations of general corporate expenses have been made. Total assets of foreign subsidiaries are those assets related to the operations of those subsidiaries, including goodwill. Corporate assets are all assets of the Company not directly associated with an operating segment, and consist primarily of cash, deferred income taxes and investments in foreign affiliates (see Note 3).

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999


Revenues                                                             2001               2000            1999
                                                                     ----               ----            ----
     Services
         United States                                             $229,544           $211,644        $193,702
                                                                   --------           --------        --------
         Foreign:
           Canada                                                    16,153              8,263          11,387
           Australia                                                  6,030              8,316          11,889
           Africa                                                    31,106             28,231          35,311
           Other Foreign                                             12,098              9,782          10,836
                                                                   --------           --------        --------
              Total Foreign                                          65,387             54,592          69,423
                                                                   --------           --------        --------
                  Total Services                                    294,931            266,236         263,125
                                                                   --------           --------        --------
     Products                                                        28,862             25,390          33,526
     Intersegment revenues                                           (9,800)           (10,181)        (12,403)
                                                                   --------           --------        --------
               Total Products                                        19,062             15,209          21,123
                                                                   --------           --------        --------
                                                                   $313,993           $281,445        $284,248
                                                                   ========           ========        ========
 Operating Income (Loss)
     Services
         United States                                             $ 18,166           $ 12,673        $ 12,036
                                                                   --------           --------        --------
         Foreign:
           Canada                                                       873                150           1,292
           Australia                                                   (783)            (1,701)           (154)
           Africa                                                    (7,500)            (2,968)           (140)
           Other Foreign                                               (263)            (2,401)            340
                                                                   --------           --------        --------
              Total Foreign                                          (7,673)            (6,920)          1,338
                                                                   --------           --------        --------
                Total Services                                       10,493              5,753          13,374
     Products                                                          (818)            (3,120)           (647)
     Corporate                                                      (11,054)            (5,090)         (5,731)
                                                                   --------           --------        --------
                                                                   $ (1,379)          $ (2,457)       $  6,996
                                                                   ========           ========        ========
Total Assets
     Services
         United States                                             $ 95,912           $ 93,562        $ 92,846
                                                                   --------           --------        --------
         Foreign:
           Canada                                                     9,126              8,259           5,667
           Australia                                                 39,898             54,919          53,828
           Africa                                                    24,879             26,677          32,577
           Other Foreign                                             12,203             13,115          14,915
                                                                   --------           --------        --------
              Total Foreign                                          86,106            102,970         106,987
                                                                   --------           --------        --------
                Total Services                                      182,018            196,532         199,833
     Products                                                        22,455             22,309          23,114
     Corporate                                                       29,395             26,494          28,556
                                                                   --------           --------        --------
                                                                   $233,868           $245,335        $251,503
                                                                   ========           ========        ========
Capital Expenditures
     Services                                                      $ 14,214           $ 12,649        $ 16,472
     Products                                                            88                167             345
                                                                   --------           --------        --------
                                                                   $ 14,302           $ 12,816        $ 16,817
                                                                   ========           ========        ========
Depreciation and Amortization
     Services                                                      $ 20,833           $ 22,336        $ 21,566
     Products                                                           504                680             795
                                                                   --------           --------        --------
                                                                   $ 21,337           $ 23,016        $ 22,361
                                                                   ========           ========        ========

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2001, 2000 and 1999

         Of the Products sales to unaffiliated customers, approximately $1,884,000, $2,117,000 and $3,090,000 in 2001, 2000 and 1999, respectively, were export sales, principally to Latin and South America.

         Operating income for 2001 and 2000 includes $2,313,000 and $177,000 of expenses related to the Company's oil and gas exploration activities in the Gulf Coast region of the United States.

(12)     New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activites." This statement, as amended by SFAS Nos. 137 and 138, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains and losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This statement, effective for the Company beginning the first day of fiscal 2002, is expected to have a minimal impact on the Company's consolidated financial statements.

(13)     Quarterly Results (Unaudited)

         Unaudited quarterly financial data is as follows (thousands of dollars, except per share data):


                                                    First            Second            Third        Fourth
                                                   --------         --------          --------     -------
2001:
     Revenues                                      $75,546          $76,800           $82,475          $79,172
     Gross profit                                   18,092           19,660            20,803           20,160
     Net income (loss)                              (2,942)          (1,508)              156           (1,632)
     Basic and diluted income
         (loss) per share                            (0.25)           (0.13)             0.01            (0.14)

                                                    First            Second             Third          Fourth
                                                   --------         --------           -------        -------
2000:
     Revenues                                      $70,033          $73,238           $70,971          $67,203
     Gross profit                                   18,508           20,511            18,916           16,405
     Net loss                                       (1,214)          (1,176)           (1,354)          (3,921)
     Basic and diluted loss
         per share                                   (0.10)           (0.10)            (0.12)           (0.34)

                                                                     SCHEDULE II

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                            (IN THOUSANDS OF DOLLARS)


                                                        Additions
                                                  -----------------------
                                      Balance at  Charged to   Charged to
                                      Beginning   Costs and    Other                                     Balance at
 Description                          of Period   Expenses     Accounts      Deductions  Other           End of Period
                                      ----------- ---------   -----------    ---------- ---------        -------------
Allowance for customer
   receivables
   Fiscal year ended January 31, 1999    $ 2,583  $     975   $     480      $   (2,450) $ 1,476 (a)      $    3,064
   Fiscal year ended January 31, 2000      3,064        952         661          (1,240)       -               3,437
   Fiscal year ended January 31, 2001      3,437      1,098         730          (1,755)       -               3,510

Reserves for Inventories:
   Fiscal year ended January 31, 1999      3,766      1,000                      (1,003)     395 (a)           4,158
   Fiscal year ended January 31, 2000      4,158                                   (677)                       3,481
   Fiscal year ended January 31, 2001      3,481        250                         (58)                       3,673

(a) Represents reserves recorded in connection with various acquisitions. See Note 2 to the Consolidated Financial Statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 31, 2001, (i) contains, under the caption "Election of Directors," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees"), and (ii) contains, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Item 11.  Executive Compensation

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 31, 2001, contains, under the caption "Executive Compensation and Other Information," the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Report of Board of Directors and Compensation Committee on Executive Compensation" and "Company Performance").

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 31, 2001, contains, under the caption "Ownership of Layne Christensen Common Stock," the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 31, 2001, contains, under the captions "Executive Compensation and Other Information-Certain Change-In-Control Agreements," and "Certain Transactions - Transactions with Management," the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

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

          3.    Exhibits:

         The exhibits filed with or incorporated by reference in this report are listed below:

          Exhibit No.                     Description

           4(1)      -   Restated Certificate of Incorporation of the
                         Registrant (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996
                         (File No. 0-20578), as Exhibit 3(1) and incorporated herein by this reference)

           4(2)      -   Bylaws of the Registrant (filed with Amendment No. 2
                         to the Registrant's Registration Statement (File No.
                         33-48432) as Exhibit 3(2) and incorporated herein by reference)

           4(3)      -   Specimen Common Stock Certificate (filed with
                         Amendment No. 3 to the Registrant's Registration
                         Statement (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

           4(4)      -   Amended and Restated Credit Agreement, dated as of
                         July 25, 1997, among the Company, Layne Christensen
                         Australia Pty Limited, National Trust and Savings
                         Association, various financial institutions, Bank of America, as Letter of Credit Issuer, and Bank of
                         America National Trust and Savings Association, as
                         Agent ("Credit Agreement") (filed with Amendment No.
                         3 to the Company's Form S-2 Registration Statement
                         (File No. 333-29581) as Exhibit 10(12) and incorporated herein by this reference)

         4(4.1)      -   First Amendment to the Credit Agreement dated
                         December 5, 1997 (filed with the Registrant's Annual
                         Report on Form 10-K for the fiscal year ended January
                         31, 1999 (File No. 0-20578), as Exhibit 4(4.1) and
                         incorporated herein by this reference)

         4(4.2)      -   Second Amendment to the Credit Agreement dated
                         February 23, 1998 (filed with the Registrant's Annual
                         Report on Form 10-K for the fiscal year ended January
                         31, 1999 (File No. 0-20578), as Exhibit 4(4.2)and
                         incorporated herein by this reference)

         4(4.3)      -   Third Amendment to the Credit Agreement dated October
                         16, 1998 (filed with the Registrant's Annual Report on
                         Form 10-K for the fiscal year ended January 31, 1999
                         (File No. 0-20578), as Exhibit 4(4.3) and incorporated herein by this reference)

         4(4.4)      -   Fourth Amendment to the Credit Agreement dated as of
                         April 20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as
                         Exhibit 4(1) and incorporated herein by reference)

         4(4.5)      -   Fifth Amendment to the Credit Agreement dated as of
                         February 14, 2000 (filed with the Registrant's Annual
                         Report on Form 10- K for the fiscal year ended January
                         31, 2000 (File No. 0- 20578), as Exhibit 4(4.5) and
                         incorporated herein by this reference)

           4(5)      -   Note Agreement dated as of March 15, 1996, between
                         the Company and Massachusetts Mutual Life Insurance
                         Company ("Purchaser") for the issuance and sale to Purchaser of $25,000,000 aggregate principal amount of 6.75% Senior Notes due March 15, 2006 (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No.
                         0-20578), as Exhibit 10(14) and incorporated herein by this reference)

           4(6)      -   Amendment to Note Agreement, dated as of July 25,
                         1997, between the Company and Massachusetts Mutual
                         Life Insurance Company (filed with Amendment No. 3 to the Company's Form S-2 Registration Statement
                         (File No. 333-29581) as Exhibit 10(14) and incorporated herein by this reference)

           4(7)      -   Rights Agreement, dated October 12, 1998, between
                         Layne Christensen Company and National City Bank, which includes the Form of Certificate of Designations of Series A Junior Participating
                         Preferred Stock of Layne Christensen Company as
                         Exhibit A, the Form of Right Certificate as Exhibit
                         B and the Summary of Rights to Purchase Preferred
                         Shares as Exhibit C (filed with the Company's Form
                         8-K dated October 12, 1998 (File No. 0-20578) as
                         Exhibit 4(1) and incorporated herein by reference)

          10(1)      -   Tax Liability Indemnification Agreement between the
                         Registrant and The Marley Company (filed with
                         Amendment No. 3 to the Registrant's Registration
                         Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

          10(2)      -   Lease Agreement between the Registrant and Parkway
                         Partners, L.L.C. dated December 21, 1994 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No.
                         0-20578) as Exhibit 10(2) and incorporated herein by reference)

        10(2.1)      -   First Modification & Ratification of Lease, dated as
                         of February 26, 1996, between Parkway Partners,
                         L.L.C. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-

                         20578), as Exhibit 10(2.1) and incorporated herein by this reference)

        10(2.2)      -   Second Modification and Ratification of Lease
                         Agreement between Parkway Partners, L.L.C. and Layne
                         Christensen Company dated April 28, 1997 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No.
                         0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

        10(2.3)      -   Third Modification and Extension Agreement between
                         Parkway Partners, L.L.C. and Layne Christensen
                         Company dated November 3, 1998 (filed with the
                         Company's 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and
                         incorporated herein by reference)

        10(2.4)      -   Fourth modification and Extension Agreement between
                         Parkway Partners, L.L.C. and Layne Christensen
                         Company executed May 17, 2000, effective as of December 29, 1998 (filed with the Company's 10-Q for the quarter ended July 31, 2000 (File No. 0-20578) as Exhibit 10.1 and incorporated herein by reference)

        **10(3)      -   Form of The Layne Capital Accumulation Plan and
                         Trust Agreement (filed with the Registrant's
                         Registration Statement (File No. 33-48432) as
                         Exhibit 10(5) and incorporated herein by reference)

        **10(4)      -   Layne, Inc. 1992 Stock Option Plan (filed with
                         Amendment No. 3 to the Registrant's Registration
                         Statement (File No. 33-48432) as Exhibit 10(6) and incorporated herein by reference)

        **10(5)      -   Form of Stock Option Agreement between the Company
                         and management of the Company (filed with Amendment
                         No. 3 to the Registrant's Registration Statement
                         (File No. 33-48432) as Exhibit 10(7) and incorporated herein by reference)

        **10(6)      -   Form of Non Qualified Stock Option Agreement
                         (Spin-Off Options) between the Company and Robert J.
                         Dineen (filed with Amendment No. 3 to the
                         Registrant's Registration Statement (File No. 33-
                         48432)as Exhibit 10(9) and incorporated herein by reference)

          10(7)      -   Insurance Liability Indemnity Agreement between the
                         Company and The Marley Company (filed with Amendment
                         No. 3 to the Registrant's Registration Statement
                         (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

        **10(8)      -   Form of the Layne, Inc. Executive Incentive
                         Compensation Plan (filed with the Registrant's Form
                         10-Q for the quarterly period ended July 31, 1994
                         (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

          10(9)      -   Agreement between The Marley Company and the Company
                         relating to tradename (filed with the Registrant's
                         Registration Statement (File No.33-48432) as Exhibit
                         10(10) and incorporated herein by reference)

       **10(10)      -   Form of Subscription Agreement for management of the
                         Company (filed with Amendment No. 3 to the Registrant's
                         Registration Statement (File No. 33-48432) as Exhibit
                         10(16) and incorporated herein by reference)

       **10(11)      -   Form of Subscription Agreement between the Company and
                         Robert J. Dineen (filed with Amendment No. 3 to the
                         Registrant's Registration Statement (File No. 33-48432) as Exhibit 10(17)and incorporated herein by reference)

         10(12)      -   Amended and Restated Credit Agreement, dated as of July
                         25, 1997, among the Company, Layne Christensen
                         Australia Pty Limited, National Trust and Savings
                         Association, various financial institutions, Bank of America, as Letter of Credit Issuer, and Bank of
                         America National Trust and Savings Association, as
                         Agent ("Credit Agreement") (filed with Amendment No. 3 to the Company's Form S-2 Registration Statement (File
                         No. 333-29581) as Exhibit 10(12) and incorporated herein by this reference)

       10(12.1)      -   First Amendment to the Credit Agreement dated December
                         5, 1997 (filed with the Registrant's Annual Report on
                         Form 10-K for the fiscal year ended January 31, 1999
                         (File No. 0-20578), as Exhibit 4(4.1) and incorporated herein by this reference)

       10(12.2)      -   Second Amendment to the Credit Agreement dated February
                         23, 1998 (filed with the Registrant's Annual Report on
                         Form 10-K for the fiscal year ended January 31, 1999
                         (File No. 0-20578), as Exhibit 4(4.2)and incorporated herein by this reference)

       10(12.3)      -   Third Amendment to the Credit Agreement dated October
                         16, 1998 (filed with the Registrant's Annual Report on
                         Form 10-K for the fiscal year ended January 31, 1999
                         (File No. 0-20578), as Exhibit 4(4.3) and incorporated herein by this reference)

       10(12.4)      -   Fourth Amendment to the Credit Agreement dated as of
                         April 20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as
                         Exhibit 4(1) and incorporated herein by reference)

       10(12.5)      -   Fifth Amendment to the Credit Agreement dated as of
                         February 14, 2000 (filed with the Registrant's Annual
                         Report on Form 10- K for the fiscal year ended January
                         31, 2000 (File No. 0- 20578), as Exhibit 4(4.5) and
                         incorporated herein by this reference)

       **10(13)      -   Letter Agreement between Andrew B. Schmitt and the
                         Company dated October 12, 1993 (filed with the
                         Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as
                         Exhibit 10(13) and incorporated herein by reference)

         10(14)      -   Note Agreement dated as of March 15, 1996, between the
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

   (b)    Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended January 31, 2001.

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

                                            LAYNE CHRISTENSEN COMPANY

                                            By  /s/Andrew B. Schmitt
                                              --------------------------------
                                              Andrew B. Schmitt
                                              President and
Dated: April 4, 2001                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature and Title                              Date


/s/Andrew B. Schmitt                                      April 4, 2001
----------------------------------------------------
Andrew B. Schmitt
     President, Chief Executive Officer
     and Director
     (Principal Executive Officer)

/s/Jerry W. Fanska                                        April 4, 2001
----------------------------------------------------
Jerry W. Fanska
     Vice President--Finance and Treasurer
     (Principal Financial and Accounting Officer)

/s/Robert J. Dineen                                       April 4, 2001
----------------------------------------------------
Robert J. Dineen
     Director

/s/Edward A. Gilhuly                                      April 4, 2001
----------------------------------------------------
Edward A. Gilhuly
     Director

/s/Todd A. Fisher                                         April 4, 2001
----------------------------------------------------
Todd A. Fisher
     Director

/s/Donald K. Miller                                       April 4, 2001
----------------------------------------------------
Donald K. Miller
     Director

/s/Sheldon R. Erikson                                     April 4, 2001
----------------------------------------------------
Sheldon R. Erikson
     Director


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


     4(4.5)       Fifth Amendment to the Credit Agreement dated as of February
                  14, 2000 (Filed with the Registrant's Annual Report on Form
                  10-K for the fiscal year ended January 31, 2000 (File No.
                  0-20578), as Exhibit 4(4.5) and incorporated herein by this
                  reference)                                                                                  *

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

       4(7)       Rights Agreement, dated October 12, 1998, between Layne                                     *
                  Christensen Company and National City Bank, which includes the Form of Certificate of Designations of Series A Junior
                  Participating Preferred Stock of Layne Christensen Company as
                  Exhibit A, the Form of Right Certificate as Exhibit B and the
                  Summary of Rights to Purchase Preferred Shares as Exhibit C
                  (filed with the Company's Form 8-K dated October 12, 1998
                  (File No.0-20578)as Exhibit 4(1) and incorporated herein by reference)

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

   10(12.5)       Fifth Amendment to the Credit Agreement dated as of February
                  14, 2000 (Filed with the Registrant's Annual Report on Form
                  10-K for the fiscal year ended January 31, 2000 (File No.
                  0-20578), as Exhibit 4(4.5) and incorporated herein by this
                  reference)                                                                                  *

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

      11(1)       Statement regarding Computation of per share earnings                                      66

      22(1)       List of Subsidiaries                                                                       67

      23(1)       Consent of Deloitte & Touche LLP                                                           68


---------------------------
* Incorporated herein by reference.