Form 10-Q
period 2001-04-30
LAYNE CHRISTENSEN CO
filed 2001-05-25
CIK 888504

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to ______

                         Commission File Number 33-48432

                            Layne Christensen Company
          ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     48-0920712
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1900 Shawnee Mission Parkway, Mission Woods, Kansas             66205
---------------------------------------------------        ----------
(Address of principal executive offices)                    (Zip Code)

       (Registrant's telephone number, including area code) (913) 362-0510
--------------------------------------------------------------------------------
                                 Not Applicable

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
         There were 11,707,694 shares of common stock, $.01 par value per share, outstanding on May 21, 2001.

                                     PART I

ITEM 1.       Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      April 30,      January 31,
                                                        2001            2001
                                                      ---------      -----------
ASSETS

Current assets:
   Cash and cash equivalents                          $   4,208       $   3,421
   Customer receivables, less allowance
     of $3,298 and $3,510, respectively                  55,590          51,498
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                   11,415          10,371
   Inventories                                           31,067          30,762
   Deferred income taxes                                 11,910          12,342
   Other                                                  1,744           2,781
                                                      ---------       ---------
              Total current assets                      115,934         111,175
                                                      ---------       ---------
Property and equipment:
   Land                                                   8,885           8,926
   Buildings                                             18,200          18,369
   Machinery and equipment                              163,315         163,488
                                                      ---------       ---------
                                                        190,400         190,783
   Less - Accumulated depreciation                     (120,726)       (118,070)
                                                      ---------       ---------
              Net property and equipment                 69,674          72,713
                                                      ---------       ---------
Other assets:
   Investment in foreign affiliates                      18,724          19,306
   Goodwill and other intangible assets,
     at cost less accumulated amortization               24,175          26,058
   Deferred income taxes                                  3,274           2,623
   Other                                                  1,610           1,993
                                                      ---------       ---------
              Total other assets                         47,783          49,980
                                                      ---------       ---------
                                                      $ 233,391       $ 233,868
                                                      =========       =========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                 (in thousands, except share and per share data)


                                                            April 30,      January 31,
                                                              2001            2001
                                                           ----------      -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $  19,921       $  18,684
   Current maturities of long-term debt                        3,571           3,571
   Accrued compensation                                       12,098          15,726
   Accrued insurance expense                                   6,519           6,425
   Other accrued expenses                                      9,174           9,019
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                        11,882          10,790
                                                           ---------       ---------
           Total current liabilities                          63,165          64,215
                                                           ---------       ---------

Noncurrent and deferred liabilities:
   Long-term debt                                             61,286          58,357
   Accrued insurance expense                                   5,611           5,557
   Other                                                       2,828           2,526
   Minority interest                                           7,572           9,288
                                                           ---------       ---------
           Total noncurrent and deferred liabilities          77,297          75,728
                                                           ---------       ---------

Contingencies
Stockholders' equity:

   Preferred stock, par value $.01 per share,
     5,000,000 shares authorized, none issued and
     outstanding                                                --              --
   Common stock, par value $.01 per share, 30,000,000
     shares authorized, 11,707,694 and 11,707,694
     shares issued and outstanding, respectively                 117             117
   Capital in excess of par value                             83,611          83,613
   Retained earnings                                          23,386          23,224
   Accumulated other comprehensive loss                      (14,080)        (12,913)
   Notes receivable from management stockholders                (105)           (116)
                                                           ---------       ---------
           Total stockholders' equity                         92,929          93,925
                                                           ---------       ---------
                                                           $ 233,391       $ 233,868
                                                           =========       =========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                                                        Three Months
                                                                       Ended April 30,
                                                               -------------------------------
                                                                    2001              2000
                                                               ------------       ------------
Revenues:
   Net service revenues                                        $     74,198       $     70,785
   Net product sales                                                  5,634              4,761
                                                               ------------       ------------
                  Total                                              79,832             75,546
                                                               ------------       ------------
Cost of revenues (exclusive of depreciation shown below):
     Cost of service revenues                                        54,507             53,617
     Cost of product sales                                            4,429              3,837
                                                               ------------       ------------
                  Total                                              58,936             57,454
                                                               ------------       ------------
Gross profit                                                         20,896             18,092
Selling, general and administrative expenses                         14,061             14,431
Depreciation and amortization                                         4,885              5,538
                                                               ------------       ------------
Operating income (loss)                                               1,950             (1,877)
Other income (expense):
   Equity in earnings (losses) of foreign
     affiliates                                                        (299)               113
   Interest                                                          (1,275)            (1,435)
Other, net                                                              436                262
                                                               ------------       ------------
Income (loss) before income taxes and
   minority interest                                                    812             (2,937)
Income tax expense                                                      569               --
Minority interest, net of income taxes                                  (81)                (5)
                                                               ------------       ------------
Net income (loss)                                              $        162       $     (2,942)
                                                               ============       ============

Basic and diluted income (loss) per share                      $       0.01       $      (0.25)
                                                               ============       ============


Weighted average shares outstanding                              11,758,000         11,757,000
Dilutive stock options                                              120,000               --
                                                               ------------       ------------
                                                                 11,878,000         11,757,000
                                                               ============       ============

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)


                                                                       Three Months
                                                                      Ended April 30,
                                                                ------------------------
                                                                  2001            2000
                                                                --------       ---------
Cash flow from operating activities:
   Net income (loss)                                            $    162       $ (2,942)
   Adjustments to reconcile net income (loss) to cash
     from operations:
       Depreciation and amortization                               4,885          5,538
       Deferred income taxes                                          60            (85)
       Equity in (earnings) losses of foreign affiliates             299           (113)
       Dividends received from foreign affiliates                    221            212
       Minority interest                                             125              8
       (Gain) loss from disposal of property and equipment            56           (190)
       Changes in current assets and liabilities:
           Increase in customer receivables                       (4,168)        (5,860)
           Increase in costs and estimated earnings in
              excess of billings on uncompleted contracts           (922)        (2,474)
           (Increase) decrease in inventories                       (374)           893
           (Increase) decrease in other current assets               962         (2,208)
           Increase (decrease) in accounts payable and
              accrued expenses                                    (1,611)         2,763
           Increase (decrease)in billings in excess
              of costs and estimated earnings on
              uncompleted contracts                                1,106           (753)
       Other, net                                                 (1,213)          (985)
                                                                --------       --------
   Cash used in operating activities                                (412)        (6,196)
                                                                --------       --------
Cash flow from investing activities:
   Additions to property and equipment                            (2,438)        (3,399)
   Proceeds from disposal of property and equipment                  377            335
                                                                --------       --------
     Cash used in investing activities                            (2,061)        (3,064)
                                                                --------       --------
Cash flow from financing activities:
   Net borrowings under revolving facility                         6,500         11,500
   Repayment of long-term debt                                    (3,571)        (3,572)
   Payments on notes receivable from management
     stockholders                                                     11           --
                                                                --------       --------
     Cash from financing activities                                2,940          7,928
                                                                --------       --------
Effects of exchange rate changes on cash                             320            634
                                                                --------       --------
Net increase (decrease) in cash and cash equivalents                 787           (698)

Cash and cash equivalents at beginning of period                   3,421          3,751
                                                                --------       --------

Cash and cash equivalents at end of period                      $  4,208       $  3,053
                                                                ========       ========

                 See Notes to Consolidated Financial Statements.

                            LAYNE CHRISTENSEN COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together the "Company"). All significant intercompany transactions have been eliminated. Investments in affiliates (33% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for on the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2001 as filed in its Annual Report on Form 10-K.

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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective February 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flow of the Company.

The amounts paid for income taxes and interest are as follows (in thousands):

                                Three Months Ended April 30,
                               --------------------------------
                                2001                     2000
                               -------                  -------
         Income taxes          $   146                  $   276
         Interest                1,891                    1,463

2.      Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):

                                                           As of
                                                 --------------------------
                                                  April 30,     January 31,
                                                    2001           2001
                                                 ----------     -----------
         Raw materials                           $   1,123      $    1,101
         Work in process                               889           1,639
         Finished products, parts and supplies      29,055          28,022
                                                 ---------      ----------
                Total                            $  31,067      $   30,762
                                                 =========       =========

3.       Other Comprehensive Loss

Components of other comprehensive loss are summarized as follows (in thousands):

                                                      Three Months
                                                     Ended April 30,
                                                     ---------------

                                                  2001             2000
                                                 --------         ------

Net income (loss)                                $   162          $(2,942)

Other comprehensive loss, net of taxes;
     Foreign currency translation adjustments       (896)          (2,663)
     Unrealized gain (loss) on available for
       sale investments                             (272)              72
Change in unrecognized pension liability               1                -
                                                 -------          -------

Other comprehensive loss                         $(1,005)         $(5,533)
                                                 =======          =======

The components of accumulated other comprehensive loss for the three months ended April 30, 2001 are as follows (in thousands):


                                                                                                       Accumulated
                                            Cumulative       Unrealized          Unrecognized             Other
                                           Translation         Loss On              Pension           Comprehensive
                                            Adjustment        Investments          Liability               Loss
                                           -----------        -----------         ------------        -------------
Balance, February 1, 2001                  $  (10,615)        $   (1,925)         $      (373)         $   (12,913)
Period Change                                    (896)              (272)                   1               (1,167)
                                           ----------         ----------          -----------          -----------
Balance, April 30, 2001                    $  (11,511)        $   (2,197)         $      (372)         $   (14,080)
                                           ==========         ==========          ===========          ===========

4.       Operating Segments

The Company is a multi-national company operating predominantly in two operating segments. The first operating segment includes the Company"s service operations with wholly owned operations in the United States, Australia, East Africa, Mexico, Canada, Italy and Thailand, as well as a 50%-owned joint venture in West Africa, which is consolidated into the Company"s financial statements. The service segment primarily derives its revenues from the following service lines: water-related products and services, mineral exploration drilling services, geotechnical construction services and oil and gas services and exploration. The second operating segment, products, includes the manufacturing and supply of drilling equipment, parts and supplies. The products operations are primarily in the United States.

Revenues and operating income pertaining to the Company"s operating segments are presented below. Total revenues of foreign subsidiaries are those revenues related to the operations of those subsidiaries. Intersegment sales are accounted for based on the estimated fair market value of the products sold. In computing operating income for foreign operations, no allocations of general corporate expenses have been made. Operating segment revenues and operating income are summarized as follows (in thousands):


                                                                               Three Months
                                                                              Ended April 30,
                                                                         ----------------------
                                                                      2001                      2000
                                                                   ---------                  ---------
REVENUES
     Services
         United States                                             $  53,571                  $  54,683
                                                                   ---------                  ---------
         Foreign:
              Canada                                                   7,836                      3,692
              Australia                                                  816                      2,474
              Africa                                                   9,656                      7,334
              Other foreign                                            2,319                      2,602
                                                                   ---------                  ---------
                  Total foreign                                       20,627                     16,102
                                                                   ---------                  ---------
                      Total services                                  74,198                     70,785
                                                                   ---------                  ---------
     Products                                                          8,033                      6,916
     Intersegment revenues                                            (2,399)                    (2,155)
                                                                   ---------                  ---------
              Total products                                           5,634                      4,761
                                                                   ---------                  ---------
                  Total revenues                                   $  79,832                  $  75,546
                                                                   =========                  =========

OPERATING INCOME (LOSS)
     Services
         United States                                             $   5,483                  $   2,956
         Foreign:                                                  ---------                  ---------
              Canada                                                     769                        119
              Australia                                                 (161)                      (332)
              Africa                                                    (263)                    (1,140)
              Other foreign                                             (153)                       (57)
                                                                   ---------                  ---------
                  Total foreign                                          192                     (1,410)
                                                                   ---------                  ---------
                      Total services                                   5,675                      1,546
                                                                   ---------                  ---------
     Products                                                             69                       (607)
     Corporate                                                        (3,794)                    (2,816)
                                                                   ---------                  ---------
              Total operating income (loss)                        $   1,950                  $  (1,877)
                                                                   =========                  =========

On April 11, 2001, the Company signed a letter of intent to sell its Christensen Products business to Atlas Copco. The transaction is scheduled to close, subject to final agreement and board approval, in the second quarter. Products segment revenues for the three months ended April 30, 2001 and 2000, respectively, include $3,282,000 and $3,174,000 of revenue from Christensen Products. Intersegment revenues for three months ended April 30, 2001 and 2000, respectively, include $1,443,000 and $1,183,000 from Christensen Products. Products segment operating income (loss) for the three months ended April 30, 2001 and 2000, respectively, includes $105,000 and ($257,000) from Christensen Products. The Company expects to record a gain on the sale of Christensen Products.

5.   Contingencies

The Company"s drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, "turnkey" basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its provision of services and products. Litigation arising from any such occurrences may result in the Company being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim for damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance or business interruption insurance with respect to its foreign operations.

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


                                                                   Three Months
                                                                      Ended
                                                                    April 30,                     Period-to-Period
                                                              -----------------------                   Change
                                                              2001               2000                Three Months
                                                              ----               ----               -------------
Revenues:
Water-related products and services                           52.2%             52.9%                   4.2%
Mineral exploration drilling                                  28.5              25.8                   17.0
Geotechnical construction                                     10.3              14.3                  (23.6)
Oil and gas services                                           1.9                .7                      *
                                                             -----             -----
       Total net service revenues                             92.9              93.7                    4.8
Product sales                                                  7.1               6.3                   18.3
                                                             -----             -----
       Total net revenues                                    100.0%            100.0%                   5.7
                                                             =====             =====

Cost of revenues:
   Cost of service revenues                                   73.5%             75.7%                   1.7
   Cost of product sales                                      78.6              80.6                   15.4
                                                             -----             -----
       Total cost of revenues                                 73.8              76.0                    2.6
                                                             -----             -----

Gross profit                                                  26.2              24.0                   15.5
Selling, general and administrative
   expenses                                                   17.6              19.1                   (2.6)
Depreciation and amortization                                  6.1               7.3                  (11.8)
                                                             -----             -----
Operating income (loss)                                        2.5              (2.4)                     *
Other income (expense):
   Equity in earnings (losses) of
       foreign affiliates                                     (0.4)               .1                      *
   Interest                                                   (1.6)             (1.9)                 (11.1)
   Other, net                                                   .5                .3                   66.4
                                                             -----             -----
Income (loss) before income taxes
   and minority interest                                       1.0              (3.9)                     *
Income tax expense                                              .7                 -                      *
Minority interest, net of income taxes                         (.1)                -                      *
                                                             -----             -----
Net income (loss)                                               .2%             (3.9)%                    *
                                                             =====             =====

------------------
* Not meaningful.

Results of Operations
---------------------

Revenues for the three months ended April 30, 2001 increased $4,286,000, or 5.7%, to $79,832,000, compared to $75,546,000 for the three months ended April 30, 2000. Water-related products and services revenues increased 4.2% to $41,700,000 for the three months ended April 30, 2001, compared to revenues of $40,010,000 for the three months ended April 30, 2000. The increase was mainly attributable to increased demand for the Company's water-related services in the western United States. Mineral exploration drilling revenues increased 17.0% to $22,786,000 for the three months ended April 30, 2001, from $19,482,000 for the three months ended April 30, 2000. The increase in revenue reflects increased activity in Canada and Africa. Geotechnical construction revenues decreased 23.6% to $8,228,000 for the three months ended April 30, 2001, compared to revenues of $10,770,000 for the three months ended April 30, 2000. The decrease was mainly a result of slowing construction activity in certain areas of the United States. Oil and gas service revenues were $1,484,000 for the three months ended April 30, 2001, compared to revenues of $523,000 for the three months ended April 30, 2000. The Company continues to increase capacity in its domestic service operations to serve this market. Product sales increased 18.3% to $5,634,000 for the three months ended April 30, 2001, from $4,761,000 for the three months ended April 30, 2000. The increase was a result of increased demand for drill rigs and increased export of consumable products related to the mineral exploration market.

Gross profit as a percentage of revenues was 26.2% for the three months ended April 30, 2001, compared to 24.0% for the same period last year. The increase in gross profit was primarily attributable to increased margins at the Company's mineral exploration locations in Africa combined with reduced expenses associated with the Company's domestic oil and gas exploration activities.

Selling, general and administrative expenses decreased to $14,061,000 for the three months ended April 30, 2001, compared to $14,431,000 for the three months ended April 30, 2000. The decrease was mainly the result of reduced expenses related to the Company's U.S. service operations.

Depreciation and amortization decreased to $4,885,000 for the three months ended April 30, 2001, compared to $5,538,000 for the same period last year. The decrease was primarily attributable to the disposal of drill and blast divisions in Australia and West Africa and certain mineral exploration assets becoming fully depreciated during the last year.

Equity in earnings (losses) of foreign affiliates was $(299,000) for the three months ended April 30, 2001, compared to $113,000 for the same period last year. The decrease for the quarter was a result of reduced profits in Chile, Argentina and Bolivia.

Income tax expense of $569,000 was recorded for the three months ended April 30, 2001, compared to recording no tax expense for the same period last year. The unusual effective rate for the three months ended April 30, 2001 was a result of the impact of non-deductible expenses and the tax treatment of certain foreign operations.

Changes in Financial Condition
------------------------------

Cash used in operations was $412,000 for the three months ended April 30, 2001 compared to $6,196,000 used for the same period last year. The increase in cash from operations is primarily attributable to lower working capital requirements during the period and decreased expenditures related to the Company's domestic oil and gas exploration activities. Borrowings under the Company's available credit agreement were primarily used for additions to property and equipment of $2,438,000 and various incentive compensation payments during the three months ended April 30, 2001.

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

The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 8 to the Notes to Consolidated Financial Statements appearing in the Company's January 31, 2001 Form 10-K. Assuming then existing debt levels, an instantaneous change in interest rates of one percentage point would impact the Company's annual interest expense by $470,000 and $405,000 at April 30, 2001 and January 31, 2001, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2001 Form 10-K. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, Italy and Thailand. The operations are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2001 Form 10-K and Note 4 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted operating income for the three months ended April 30, 2001 and 2000 by approximately $8,000 and $80,000, respectively. This represents approximately ten percent of the international segment operating income after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

                                     PART II

ITEM 1 - Legal Proceedings

         NONE

ITEM 2 - Changes in Securities

         NOT APPLICABLE


ITEM 3 - Defaults Upon Senior Securities

         NOT APPLICABLE


ITEM 4 - Submission of Matters to a Vote of Security Holders

         NONE

ITEM 5 - Other Information

         NONE

ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits

         NONE

     b)  Reports on Form 8-K

         The Company filed a report on Form 8-K dated April 11, 2001 regarding the signing of a letter of intent to sell Christensen Products.

                               * * * * * * * * * *


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Layne Christensen Company
                                              ---------------------------------
                                                        (Registrant)



DATE:             May 25, 2001                /s/A.B. Schmitt
                                              ---------------------------------
                                              A.B. Schmitt, President
                                                and Chief Executive Officer

DATE:             May 25, 2001                /s/Jerry W. Fanska
                                              ---------------------------------
                                              Jerry W. Fanska, Vice President
                                                Finance and Treasurer