Form 10-Q
period 2001-07-31
LAYNE CHRISTENSEN CO
filed 2001-08-24
CIK 888504

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------     -------

                                   ----------

                         Commission File Number 33-48432


                            Layne Christensen Company
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     48-0920712
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

1900 Shawnee Mission Parkway, Mission Woods, Kansas                 66205
---------------------------------------------------               -----------
(Address of principal executive offices)                           (Zip Code)

       (Registrant's telephone number, including area code) (913) 362-0510


                              Not Applicable
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

                                   ----------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____ .

         There were 11,707,694 shares of common stock, $.01 par value per share, outstanding on August 24, 2001.

                                     PART I

ITEM 1. Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                July 31,    January 31,
                                                                                  2001         2001
                                                                                ---------   -----------
                                                                               (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                    $   5,783    $   3,421
   Customer receivables, less allowance
     of $3,300 and $3,510, respectively                                            48,949       51,498
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                              9,784       10,371
   Inventories                                                                     29,540       30,762
   Deferred income taxes                                                           11,927       12,342
   Other                                                                            3,546        2,781
                                                                                ---------    ---------
              Total current assets                                                109,529      111,175
                                                                                ---------    ---------
Property and equipment:
   Land                                                                             8,036        8,926
   Buildings                                                                       18,161       18,369
   Machinery and equipment                                                        162,718      163,488
                                                                                ---------    ---------
                                                                                  188,915      190,783
   Less - Accumulated depreciation                                               (123,129)    (118,070)
                                                                                ---------    ---------
              Net property and equipment                                           65,786       72,713
                                                                                ---------    ---------
Other assets:
   Investment in foreign affiliates                                                19,432       19,306
   Goodwill and other intangible assets,
     at cost less accumulated amortization                                         23,921       26,058
   Deferred income taxes                                                            3,240        2,623
   Other                                                                            1,743        1,993
                                                                                ---------    ---------
              Total other assets                                                   48,336       49,980
                                                                                ---------    ---------
                                                                                $ 223,651    $ 233,868
                                                                                =========    =========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                 (in thousands, except share and per share data)

                                                        July 31,    January 31,
                                                          2001         2001
                                                        --------    -----------
                                                       (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $  17,273    $  18,684
   Current maturities of long-term debt                    41,571        3,571
   Accrued compensation                                    13,549       15,726
   Accrued insurance expense                                5,914        6,425
   Other accrued expenses                                  10,535        9,019
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                     11,076       10,790
                                                        ---------    ---------
           Total current liabilities                       99,918       64,215
                                                        ---------    ---------
Noncurrent and deferred liabilities:
   Long-term debt                                          14,286       58,357
   Accrued insurance expense                                5,788        5,557
   Other                                                    2,516        2,526
   Minority interest                                        7,539        9,288
                                                        ---------    ---------
           Total noncurrent and deferred liabilities       30,129       75,728
                                                        ---------    ---------
Contingencies
Stockholders' equity:
   Preferred stock, par value $.01 per share,
     5,000,000 shares authorized, none issued and
     outstanding                                             --           --
   Common stock, par value $.01 per share, 30,000,000
     shares authorized, 11,707,694 and 11,707,694
     shares issued and outstanding, respectively              117          117
   Capital in excess of par value                          83,606       83,613
   Retained earnings                                       24,025       23,224
   Accumulated other comprehensive loss                   (14,039)     (12,913)
   Notes receivable from management stockholders             (105)        (116)
                                                        ---------    ---------
           Total stockholders' equity                      93,604       93,925
                                                        ---------    ---------
                                                        $ 223,651    $ 233,868
                                                        =========    =========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                          Three Months                   Six Months
                                         Ended July 31,                 Ended July 31,
                                          (unaudited)                    (unaudited)
                                 ----------------------------    ----------------------------
                                     2001            2000            2001            2000
                                 ------------    ------------    ------------    ------------
Revenues:
   Net service revenues          $     75,017    $     72,436    $    149,745    $    143,311
   Net product sales                    5,097           4,364          10,201           9,035
                                 ------------    ------------    ------------    ------------
       Total                           80,114          76,800         159,946         152,346
                                 ------------    ------------    ------------    ------------
Cost of revenues (exclusive of
   depreciation shown below):
     Cost of service revenues          54,050          53,754         109,038         107,478
     Cost of product sales              4,421           3,386           8,369           7,116
                                 ------------    ------------    ------------    ------------
       Total                           58,471          57,140         117,407         114,594
                                 ------------    ------------    ------------    ------------
Gross profit                           21,643          19,660          42,539          37,752
Selling, general and
   administrative expenses             15,123          15,072          29,184          29,503
Depreciation and amortization           4,726           5,413           9,611          10,951
                                 ------------    ------------    ------------    ------------
Operating income (loss)                 1,794            (825)          3,744          (2,702)
Other income (expense):
   Equity in earnings of
     foreign affiliates                   813             325             514             438
   Interest                            (1,143)         (1,609)         (2,418)         (3,044)
   Other, net                             440             574             876             836
                                 ------------    ------------    ------------    ------------
Income (loss) before income
   taxes and minority interest          1,904          (1,535)          2,716          (4,472)
Income tax expense                      1,196            --             1,765            --
Minority interest, net of
   income taxes                           (69)             27            (150)             22
                                 ------------    ------------    ------------    ------------
     Net income (loss)           $        639    $     (1,508)   $        801    $     (4,450)
                                 ============    ============    ============    ============
Basic and diluted income
   (loss) per share              $        .05    $       (.13)   $        .07    $       (.38)
                                 ============    ============    ============    ============
Weighted average shares
   outstanding                     11,758,000      11,758,000      11,758,000      11,758,000
Dilutive stock options                337,000            --           224,000            --
                                 ------------    ------------    ------------    ------------
                                   12,095,000      11,758,000      11,982,000      11,758,000
                                 ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                    Six Months
                                                                   Ended July 31,
                                                               ---------------------
                                                                 2001        2000
                                                               --------    --------
Cash flow from operating activities:
   Net income (loss)                                           $    801    $ (4,450)
   Adjustments to reconcile net income (loss) to cash
     from operations:
       Depreciation and amortization                              9,611      10,951
       Deferred income taxes                                         23         (67)
       Equity in earnings of foreign affiliates                    (514)       (438)
       Dividends received from foreign affiliates                   327         668
       Minority interest                                            230         (34)
       Gain from disposal of property and equipment                (149)       (423)
       Changes in current assets and liabilities:
           (Increase) decrease in customer receivables            2,468      (7,977)
           (Increase) decrease in costs and estimated
               earnings in excess of billings on uncompleted
               contracts                                            719        (416)
           (Increase) decrease in inventories                     1,150        (468)
           Increase in other current assets                        (843)     (1,604)
           Increase (decrease) in accounts payable and
              accrued expenses                                   (1,995)      6,048
           Increase in billings in excess of costs and
              estimated earnings on uncompleted contracts           283         308
       Other, net                                                (1,936)       (622)
                                                               --------    --------
Cash from operating activities                                   10,175       1,476
                                                               --------    --------
Cash flow from investing activities:
   Additions to property and equipment                           (4,456)     (8,066)
   Proceeds from disposal of property and equipment               2,074       1,165
                                                               --------    --------
     Cash used in investing activities                           (2,382)     (6,901)
                                                               --------    --------
Cash flow from financing activities:
   Net borrowings (repayments) under revolving facility          (2,500)      9,000
   Repayment of long-term debt                                   (3,571)     (3,572)
   Payments on notes receivable from management
     stockholders                                                    11        --
                                                               --------    --------
     Cash from (used in) financing activities                    (6,060)      5,428
                                                               --------    --------
Effects of exchange rate changes on cash                            629          86
                                                               --------    --------
Net increase in cash and cash equivalents                         2,362          89
Cash and cash equivalents at beginning of period                  3,421       3,751
                                                               --------    --------
Cash and cash equivalents at end of period                     $  5,783    $  3,840
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

Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effective tax rate in excess of the statutory federal rate for the three and six months ended July 31, 2001 was a result of the impact of non-deductible expenses and the tax treatment of certain foreign operations.

Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective February 1, 2001. The adoption of SFAS 133 did not have any impact on the financial position, results of operations, or cash flow of the Company.

The amounts paid for income taxes and interest are as follows (in thousands):
                               Six Months Ended July 31,
                               -------------------------
                                 2001            2000
                               ------          ------
         Income taxes          $2,475          $  469
         Interest               2,695           2,601

Reclassifications - Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

2. Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):

                                                         As of
                                                 -------------------------
                                                 July 31,       January 31,
                                                  2001             2001
                                                 -------        -----------
         Raw materials                           $   802          $ 1,101
         Work in process                             789            1,639
         Finished products, parts and supplies    27,949           28,022
                                                 -------          -------
                Total                            $29,540          $30,762
                                                 =======          =======

3. Indebtedness

During July 1997, the Company amended its existing credit agreement to provide a reducing revolving credit facility ("Credit Agreement"). As of July 31, 2001, the commitment had been reduced to $64,000,000, less any outstanding letter of credit commitments ($20,000,000 sublimit). The Company's Credit Agreement will terminate in July 2002 and any borrowings thereunder will mature at that time. During March 1996, the Company completed the private placement of an unsecured note agreement for $25,000,000 ("Senior Notes"). The Senior Notes bear a fixed interest rate of 6.75% and will be due in annual installments of $3,571,000, which began on March 15, 2000.

In July 2001, outstanding borrowings under the Credit Agreement were reclassified as current liabilities as the agreement will expire within twelve months. The Company intends to extend the Credit Agreement or negotiate a new credit agreement prior to that time. Debt outstanding as of July 31 and January 31, 2001 was as follows (in thousands):

                                                                      July 31,        January 31,
                                                                       2001              2001
                                                                      --------        -----------
         Current maturities of long-term debt:
              Senior notes                                            $ 3,571          $ 3,571
              Revolving credit facility                                38,000             --
                                                                      -------          -------
                  Total current maturities of long-term debt           41,571            3,571
                                                                      -------          -------
         Long-term debt:
              Senior notes                                             14,286           17,857
              Revolving credit facility                                  --             40,500
                                                                      -------          -------
                  Total long-term debt                                 14,286           58,357
                                                                      -------          -------
                     Total debt                                       $55,857          $61,928
                                                                      =======          =======

4. Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

                                                      Three Months                         Six Months
                                                     Ended July 31,                        Ended July 31,
                                               -------------------------           -------------------------
                                                 2001              2000              2001              2000
                                               -------           -------           -------           -------
Net income (loss)                              $   639           $(1,508)          $   801           $(4,450)
Other comprehensive income (loss),
   net of taxes:
     Foreign currency translation
       adjustments                                  53              (504)             (843)           (3,167)
Unrealized gain (loss) on
       available for sale investments              (12)              (17)             (284)               55
Change in unrecognized pension
       liability                                  --                --                   1              --
                                               -------           -------           -------           -------
Comprehensive income (loss)                    $   680           $(2,029)          $  (325)          $(7,562)
                                               =======           =======           =======           =======


The components of accumulated other comprehensive loss for the six months ended July 31, 2001 are as follows (in thousands):

                                                                                                      Accumulated
                                            Cumulative       Unrealized          Unrecognized            Other
                                           Translation         Loss On              Pension           Comprehensive
                                            Adjustment        Investments          Liability             Loss
                                           -----------        -----------        ------------        --------------
Balance, February 1, 2001                  $  (10,615)        $   (1,925)         $      (373)         $   (12,913)
Period changes                                   (843)              (284)                   1               (1,126)
                                           ----------         ----------          -----------          -----------
Balance, July 31, 2001                     $  (11,458)        $   (2,209)         $      (372)         $   (14,039)
                                           ==========         ==========          ===========          ===========

5. Operating Segments

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

                                                                         Six Months
                                                                         Ended July 31,
                                                              -------------------------------------
                                                                2001                       2000
                                                              ---------                  ---------
         REVENUES
              Services
                  United States                               $ 112,319                  $ 114,077
                                                              ---------                  ---------
                  Foreign:
                       Canada                                    11,251                      5,480
                       Australia                                  1,550                      4,299
                       Africa                                    20,391                     14,018
                       Other foreign                              4,234                      5,437
                                                              ---------                  ---------
                           Total foreign                         37,426                     29,234
                                                              ---------                  ---------
                               Total services                   149,745                    143,311
                                                              ---------                  ---------
              Products                                           15,930                     13,342
              Intersegment revenues                              (5,729)                    (4,307)
                                                              ---------                  ---------
                       Total products                            10,201                      9,035
                                                              ---------                  ---------
                           Total revenues                     $ 159,946                  $ 152,346
                                                              =========                  =========
         OPERATING INCOME (LOSS)
              Services
                  United States                               $  11,840                  $   7,998
                                                              ---------                  ---------
                  Foreign:
                       Canada                                       915                          3
                       Australia                                   (300)                      (662)
                       Africa                                    (1,061)
                       Other foreign                               (382)                      (339)
                                                              ---------                  ---------
                           Total foreign                           (828)                    (5,198)
                                                              ---------                  ---------
                               Total services                    11,012                      2,800
                                                              ---------                  ---------
              Products                                             (112)                      (266)
              Corporate                                          (7,156)                    (5,236)
                                                              ---------                  ---------
                       Total operating income (loss)          $   3,744                  $  (2,702)
                                                              =========                  =========

Products segment revenues for the six months ended July 31, 2001 and 2000, respectively, include $8,110,000 and $5,801,000 of revenue from Christensen Products. Intersegment revenues for six months ended July 31, 2001 and 2000, respectively, include $3,979,000 and $2,610,000 from Christensen Products. Products segment operating income (loss) for the six months ended July 31, 2001 and 2000, respectively, includes ($248,000) and ($464,000) from Christensen Products. See Note 8 for discussion regarding the subsequent disposition of Christensen Products.

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

7. New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations after July 1, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. SFAS No. 142 is effective for the Company's fiscal year beginning February 1, 2002. Management is currently assessing the impact SFAS No. 142 will have on the Company's results of operations.

8. Subsequent Events

On August 6, 2001, the Company announced it will acquire the remaining 50% ownership in West African Drilling Services ("WADS") from its joint venture partner, Ausdrill Limited ("Ausdrill"), subject to approval by Ausdrill's shareholders. In exchange for Ausdrill's ownership shares in WADS, the Company will enter into a $2.5 million note agreement and surrender, by way of an Ausdrill share repurchase agreement, 6,014,615 shares of Ausdrill that the Company currently owns. The transaction is expected to close in the third quarter.

On August 8, 2001, the Company signed a definitive agreement to sell its Christensen Products business to a subsidiary of Atlas Copco. The transaction is expected to be substantially consummated in the third quarter. The net result of these subsequent transitions is not expected to have a material impact on the Company's results of operation.

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


                                                Three Months                       Six Months              Period-to-Period
                                               Ended July 31,                    Ended July 31,                 Change
                                            --------------------             ---------------------      ----------------------
                                            2001            2000             2001             2000      Three            Six
                                            ----            ----             ----             ----      Months          Months
                                                                                                        ------          ------
Revenues:
Water-related products and
   services                                58.8%            59.8%            55.5%            56.3%       2.7%            3.4%
Mineral exploration drilling               23.3             21.1             25.9             23.4       15.0            16.1
Geotechnical construction                   7.1             11.9              8.7             13.1      (37.8)          (30.1)
Oil and gas services                        2.9              1.4              2.4              1.1          *               *
Other services                              1.5               .1              1.1               .1          *               *
                                          -----            -----            -----           -----
       Total net service revenues          93.6             94.3             93.6             94.1        3.6             4.5
Product sales                               6.4              5.7              6.4              5.9       16.8            12.9
                                          -----            -----            -----           -----
       Total net revenues                 100.0%           100.0%           100.0%           100.0%       4.3             5.0
                                          =====            =====            =====           =====
Cost of revenues:
Cost of service revenues                   72.1%            74.2%            72.8             75.0%        .6             1.5
Cost of product sales                      86.7             77.6             82.0             78.8       30.6            17.6
                                          -----            -----            -----           -----
       Total cost of revenues              73.0             74.4             73.4             75.2        2.3             2.5
                                          -----            -----            -----           -----
Gross profit                               27.0             25.6             26.6             24.8       10.1            12.7
Selling, general and
   administrative expenses                 18.9             19.6             18.2             19.4         .3            (1.1)
Depreciation and amortization               5.8              7.0              6.0              7.2      (11.2)          (14.6)
                                          -----            -----            -----           -----
Operating income (loss)                     2.3             (1.0)             2.4             (1.8)         *               *
Other income (expense):
Equity in earnings of
   foreign affiliates                       1.0               .4               .3               .3          *               *
Interest                                   (1.4)            (2.1)            (1.5)            (2.0)     (29.0)          (20.6)
Other, net                                   .5               .7               .5               .6      (23.3)            4.8
                                          -----            -----            -----           -----
Income (loss) before income
   taxes and minority interest              2.4             (2.0)             1.7             (2.9)         *               *
Income tax expense                          1.5             --                1.1             --            *               *
Minority interest (net of taxes)            (.1)            --                (.1)            --            *               *
                                          -----            -----            -----           -----
Net income (loss)                            .8%            (2.0)%             .5%            (2.9)%        *               *
                                          =====            =====            =====           =====

------------------
* Not meaningful.

Results of Operations
---------------------

Revenues for the three months ended July 31, 2001 increased $3,314,000, or 4.3%, to $80,114,000 while revenues for the six months ended July 31, 2000 increased $7,600,000, or 5.0%, to $159,946,000 from the same periods for the prior year.

Water-related products and service revenues increased 2.7%, to $47,104,000, and increased 3.4%, to $88,804,000, for the three and six months ended July 31, 2001, from $45,849,000 and $85,859,000 for the three and six months ended July 31, 2000. The increases in revenues were primarily the result of the Company's Integrated Groundwater Services project for the City of Azusa, California, combined with increased demand for the Company's water-related services in certain other areas of the United States.

Mineral exploration drilling revenues increased 15.0%, to $18,643,000, and increased 16.1%, to $41,429,000, for the three and six months ended July 31, 2001, from $16,205,000 and $35,687,000 for the three and six months ended July 31, 2000. The increases in revenues were primarily a result of increased activity in certain international locations partially offset by reduced activity in the United States and Australia.

Geotechnical construction revenues decreased 37.8%, to $5,701,000, and 30.1%, to $13,929,000, for the three and six months ended July 31, 2001 compared to revenues of $9,166,000 and $19,936,000 for the three and six months ended July 31, 2000. The decreases in geotechnical construction revenues were a result of slowing construction activity in certain areas of the United States combined with competitive pricing pressures in certain markets served by the Company.

Oil and gas service revenues were $2,333,000 and $3,817,000 for the three and six months ended July 31, 2001 compared to revenues of $1,108,000 and $1,631,000 in the three and six months ended July 31, 2000. The increases were the result of a large offshore project completed in the second quarter by the Company's Vibration Technology operation and continued growth in its other oil field services businesses.

Other service revenues were $1,236,000 and $1,766,000 for the three and six months ended July 31, 2001 compared to revenues of $108,000 and $198,000 for the three and six months ended July 31, 2000. The increases were primarily the result of two large projects substantially completed by the Company's specialty construction group.

Product sales increased 16.8%, to $5,097,000, and 12.9%, to $10,201,000, for the
three and six months ended July 31, 2001 from $4,364,000 and $9,035,000 for the three and six months ended July 31, 2000. The increases were primarily the result of increased demand for drill rigs in the mineral exploration market.

Gross profit was 27.0% and 26.6% of revenues for the three and six months ended July 31, 2001 compared to 25.6% and 24.8% for the same periods last year. The increase in gross profit as a percentage of revenues for the three months ended July 31, 2001 was attributable to increased margins at the Company's mineral exploration and domestic water supply locations. For the six months ended July 31, 2001, the increase was also attributable to reduced expenditures associated with the Company's oil and gas exploration activities.

Selling, general and administrative expenses were essentially flat at $15,123,000 and $29,184,000 (or 18.9% and 18.2%, respectively, of revenues) for the three and six months ended July 31, 2001 compared to $15,072,000 and $29,503,000 (or 19.6% and 19.4%, respectively, of revenues) for the three and six months ended July 31, 2000.

Depreciation and amortization decreased to $4,726,000 and $9,611,000 for the three and six months ended July 31, 2001 compared to $5,413,000 and $10,951,000 for the same periods last year. The decreases in depreciation were primarily attributable to the disposal of assets in certain international locations and other mineral exploration assets becoming fully depreciated during the last year.

Equity in earnings of foreign affiliates was $813,000 and $514,000 for the three and six months ended July 31, 2001, compared to $325,000 and $438,000 for the same periods last year. The increases in earnings were attributable to an increase in exploration activity in South America.

Interest expense decreased $466,000 and $626,000 for the three and six months ended July 31, 2001 as compared to the same periods in the prior year. The decreases were primarily a result of decreases in the Company's average borrowings and in interest rates during the periods.

Income tax expense of $1,196,000 and $1,765,000 was recorded for the three and six months ended July 31, 2001, compared to recording no benefit for losses for the same periods last year. The effective rate in excess of the statutory federal rate for the three and six months ended July 31, 2001 was a result of the impact of non-deductible expenses and the tax treatment of certain foreign operations.

Changes in Financial Condition
------------------------------

Cash from operations was $10,175,000 for the six months ended July 31, 2001 compared to $1,476,000 for the same period last year. The increase in cash from operations is primarily attributable to improved margins at the Company's domestic service operations and exploration locations in Africa and lower expenditures related to its domestic oil and gas exploration activities. Cash from operations was primarily used for additions to property and equipment of $4,456,000 and net repayments of debt of $6,071,000 for the six-month period ended July 31, 2001.

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

The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 8 to the Notes to Consolidated Financial Statements appearing in the Company's January 31, 2001 Form 10-K. Assuming then existing debt levels, an instantaneous change in interest rates of one percentage point would impact the Company's annual interest expense by $380,000 and $405,000 at July 31, 2001 and January 31, 2001, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2001 Form 10-K. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, Italy and Thailand. The operations are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2001 Form 10-K and Note 5 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted operating income for the three months ended July 31, 2001 and 2000 by approximately $55,000 and $150,000, respectively. This represents approximately ten percent of the international segment operating income after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

                                     PART II

ITEM 1 - Legal Proceedings

         NONE

ITEM 2 - Changes in Securities

         NOT APPLICABLE

ITEM 3 - Defaults Upon Senior Securities

         NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

         An annual meeting of stockholders was held on May 31, 2001. Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:

         a) Election of Todd A. Fisher as a Class III Director to hold office for a term expiring at the 2004 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

                  For               Against           Withheld Authority
              -----------           -------           ------------------
               11,037,591             -0-                13,437

         b) Election of Edward A. Gilhuly as a Class III Director to hold office for a term expiring at the 2004 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

                  For               Against           Withheld Authority
              -----------           -------           ------------------
               11,037,791             -0-                  13,237

         c) Ratification and approval of the selection of the accounting firm of Deloitte and Touche LLP as the independent auditors of the Company for the fiscal year ended January 31, 2002:

                  For               Against           Withheld Authority
              -----------           -------           ------------------
               11,046,323            1,605                3,100

ITEM 5 - Other Information

         NONE

ITEM 6 - Exhibits and Reports on Form 8-K

a)       Exhibits

         NONE

b)       Reports on Form 8-K

         NONE

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



                                               Layne Christensen Company
                                               -------------------------------
                                                       (Registrant)



DATE:             August 24, 2001               /s/ A.B. Schmitt
                                               -------------------------------
                                               A.B. Schmitt, President
                                                 and Chief Executive Officer



DATE:             August 24, 2001              /s/ Jerry W. Fanska
                                               -------------------------------
                                              Jerry W. Fanska, Vice President
                                                 Finance and Treasurer