Form 10-Q
period 2001-10-31
LAYNE CHRISTENSEN CO
filed 2001-11-30
CIK 888504

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2001

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
         There were 11,707,694 shares of common stock, $.01 par value per share, outstanding on October 25, 2001.

                                     PART I

ITEM 1.       Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                 October 31,      January 31,
                                                    2001             2001
                                                  ---------       ---------
                                                 (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                      $   2,888       $   3,421
   Customer receivables, less allowance
     of $3,764 and $3,437, respectively              49,147          51,498
   Costs and estimated earnings in excess of
     billings on uncompleted contracts               11,677          10,371
   Inventories                                       24,362          30,762
   Deferred income taxes                             11,137          12,342
   Other                                              3,194           2,781
                                                  ---------       ---------
          Total current assets                      102,405         111,175
                                                  ---------       ---------
Property and equipment:
   Land                                               8,066           8,926
   Buildings                                         16,658          18,369
   Machinery and equipment                          161,095         163,488
                                                  ---------       ---------
                                                    185,819         190,783
   Less - Accumulated depreciation                 (125,585)       (118,070)
                                                  ---------       ---------
          Net property and equipment                 60,234          72,713
                                                  ---------       ---------
Other assets:
   Investment in foreign affiliates                  19,665          19,306
   Goodwill and other intangible assets,
     at cost less accumulated amortization           23,519          26,058
   Deferred income taxes                              3,524           2,623
   Other                                              1,295           1,993
                                                  ---------       ---------
          Total other assets                         48,003          49,980
                                                  ---------       ---------
                                                  $ 210,642       $ 233,868
                                                  =========       =========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                 (in thousands, except share and per share data)

                                                          October 31,     January 31,
                                                              2001            2001
                                                           ---------       ---------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $  18,238       $  18,684
   Current maturities of long-term debt                       26,571           3,571
   Accrued compensation                                       14,881          15,726
   Accrued insurance expense                                   5,657           6,425
   Other accrued expenses                                     13,959           9,019
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                        11,214          10,790
                                                           ---------       ---------
           Total current liabilities                          90,520          64,215
                                                           ---------       ---------

Noncurrent and deferred liabilities:
   Long-term debt                                             14,286          58,357
   Accrued insurance expense                                   6,067           5,557
   Other                                                       2,396           2,526
   Minority interest                                             748           9,288
                                                           ---------       ---------
           Total noncurrent and deferred liabilities          23,497          75,728
                                                           ---------       ---------

Contingencies
Stockholders' equity:
   Preferred stock, par value $.01 per share,
     5,000,000 shares authorized, none issued and
     outstanding                                                   -               -
   Common stock, par value $.01 per share, 30,000,000
     shares authorized, 11,707,694 and 11,691,129
     shares issued and outstanding, respectively                 117             117
   Capital in excess of par value                             83,605          83,613
   Retained earnings                                          24,723          23,224
   Accumulated other comprehensive loss                      (11,715)        (12,913)
   Notes receivable from management stockholders                (105)           (116)
                                                           ---------       ---------
           Total stockholders' equity                         96,625          93,925
                                                           ---------       ---------
                                                           $ 210,642       $ 233,868
                                                           =========       =========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                Three Months                          Nine Months
                                             Ended October 31,                      Ended October 31,
                                                (unaudited)                           (unaudited)
                                     -------------------------------       -------------------------------
                                             2001               2000               2001               2000
                                     ------------       ------------       ------------       ------------

Revenues                             $     76,217       $     82,475       $    236,163       $    234,821

Cost of revenues (exclusive
   of depreciation shown below)            54,680             61,672            172,087            176,266
                                     ------------       ------------       ------------       ------------
Gross profit                               21,537             20,803             64,076             58,555
Selling, general and
   administrative expenses                 15,314             14,189             44,498             43,692
Depreciation and amortization               4,225              5,247             13,836             16,198
                                     ------------       ------------       ------------       ------------
Operating income (loss)                     1,998              1,367              5,742             (1,335)
Other income (expense):
   Equity in earnings
     of foreign affiliates                    590                112              1,104                550
   Interest                                  (853)            (1,602)            (3,271)            (4,646)
   Other, net                                 294                161              1,170                997
                                     ------------       ------------       ------------       ------------
Income (loss) before income
   taxes and minority interest              2,029                 38              4,745             (4,434)
Income tax expense                          1,319                  -              3,084                  -
Minority interest, net of
   income taxes                               (12)               118               (162)               140
                                     ------------       ------------       ------------       ------------
   Net income (loss)                 $        698       $        156       $      1,499       $     (4,294)
                                     ============       ============       ============       ============
Basic and diluted income
 (loss)per share                     $        .06       $        .01       $        .12       $       (.37)
                                     ============       ============       ============       ============
Weighted average shares
 outstanding                           11,758,000         11,758,000         11,758,000         11,758,000
Dilutive stock options                    337,000             70,000            261,000                  -
                                     ------------       ------------       ------------       ------------
                                       12,095,000         11,828,000         12,019,000         11,758,000
                                     ============       ============       ============       ============

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                      Nine Months
                                                                    Ended October 31,
                                                                      (unaudited)
                                                               -----------------------
                                                                 2001           2000
                                                               --------       --------
Cash flow from operating activities:
   Net income (loss)                                           $  1,499       $ (4,294)
   Adjustments to reconcile net income (loss) to cash
     from operations:
       Depreciation and amortization                             13,836         16,198
       Deferred income taxes                                        732         (2,991)
       Equity in earnings of foreign affiliates                  (1,104)          (550)
       Dividends received from foreign affiliates                   683          1,033
       Minority interest                                            248           (191)
       Gain from disposal of property and equipment                (678)          (443)
       Gain on sale of business                                  (3,991)             -
       Loss on sale of investment                                 3,329              -
       Changes in current assets and liabilities:
           (Increase) decrease in customer receivables            2,130        (12,912)
           Increase in costs and estimated earnings
              in excess of billings on uncompleted
              contracts                                          (1,183)          (899)
           (Increase) decrease in inventories                     2,001         (1,867)
           Increase in other current assets                        (501)        (1,472)
           Increase in accounts payable and accrued
              expenses                                              891          8,338
           Increase in billings in excess of costs and
              estimated earnings on uncompleted contracts           438          1,498
       Other, net                                                (2,212)          (798)
                                                               --------       --------
     Cash from operating activities                              16,118            650
                                                               --------       --------
Cash flow from investing activities:
   Additions to property and equipment                           (7,271)       (12,896)
   Proceeds from disposal of property and equipment               3,045          1,516
   Proceeds from sale of business                                 8,165              -
                                                               --------       --------
     Cash from (used in)investing activities                      3,939        (11,380)
                                                               --------       --------
Cash flow from financing activities:
   Net borrowings (repayments) under revolving facility         (17,500)        11,500
   Repayment of long-term debt                                   (3,571)        (3,572)
   Payments on notes receivable from management
     stockholders                                                    11              -
                                                               --------       --------
     Cash from (used in) financing activities                   (21,060)         7,928
                                                               --------       --------
Effects of exchange rate changes on cash                            470          4,058
                                                               --------       --------
Net increase (decrease) in cash and cash equivalents               (533)         1,256
Cash and cash equivalents at beginning of period                  3,421          3,751
                                                               --------       --------
Cash and cash equivalents at end of period                     $  2,888       $  5,007
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

Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effective tax rate in excess of the statutory federal rate for the three and nine months ended October 31, 2001 was a result of the impact of non-deductible expenses and the tax treatment of certain foreign operations.

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

The amounts paid for income taxes and interest are as follows (in thousands):

                                   Nine Months Ended October 31,
                                   -----------------------------
                                   2001                     2000
                                  ------                   ------
         Income taxes             $3,052                   $  832
         Interest                  3,812                    4,439

Reclassifications - Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

2. Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):

                                                                       As of
                                                         ----------------------------------
                                                          October 31,           January 31,
                                                             2001                   2001
                                                         -----------            ----------
         Raw materials                                   $      307             $    1,101
         Work in process                                      1,103                  1,639
         Finished products, parts and supplies               22,952                 28,022
                                                          ----------            ----------
                Total                                    $   24,362             $   30,762
                                                         ==========             ==========

3. Indebtedness

During July 1997, the Company amended its existing credit agreement to provide a reducing revolving credit facility ("Credit Agreement"). As of October 31, 2001, the commitment had been reduced to $60,500,000, less any outstanding letter of credit commitments ($20,000,000 sublimit). The Company's Credit Agreement will terminate in July 2002 and any borrowings thereunder will mature at that time. During March 1996, the Company completed the private placement of an unsecured note agreement for $25,000,000 ("Senior Notes"). The Senior Notes bear a fixed interest rate of 6.75% and will be due in annual installments of $3,571,000, which began on March 15, 2000.

In July 2001, outstanding borrowings under the Credit Agreement were reclassified as current liabilities as the agreement will expire within twelve months. The Company intends to extend the Credit Agreement or negotiate a new credit agreement prior to that time. Debt outstanding as of October 31 and January 31, 2001 was as follows (in thousands):
                                                        October 31,  January 31,
                                                          2001         2001
                                                         -------      -------
Current maturities of long-term debt:
     Senior notes                                        $ 3,571      $ 3,571
     Revolving credit facility                            23,000            -
                                                         -------      -------
         Total current maturities of long-term debt       26,571        3,571
                                                         -------      -------
Long-term debt:
     Senior notes                                         14,286       17,857
     Revolving credit facility                                 -       40,500
                                                         -------      -------
         Total long-term debt                             14,286       58,357
                                                         -------      -------
            Total debt                                   $40,857      $61,928
                                                         =======      =======

4. Acquisitions

On September 25, 2001, the Company acquired the remaining 50% ownership in West African Drilling Services ("WADS") from its joint venture partner, Ausdrill Limited ("Ausdrill"), effective as of June 30, 2001. The Company issued a twenty-five month, non-interest bearing promissory note for $2,500,000 and surrendered, by way of an Ausdrill share repurchase agreement, the 6,014,615 shares of Ausdrill that the Company owned. The shares had a fair value of approximately $206,000 (see Note 5). The acquisition has been accounted for using the purchase method of accounting. Operations of the 50% interest in WADS during the Company's fiscal year 2002 prior to the acquisition were not material.

5. Investments

The Company, through its wholly owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"), sold its investment in Ausdrill Limited, a publicly traded company on the Australian Stock Exchange. The investment was classified as available-for-sale and had a cost basis of $3,535,000. The Company recorded a loss on the sale of approximately $3,329,000 in the three months ended October 31, 2001.

6. Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

                                               Three Months                 Nine Months
                                             Ended October 31,           Ended October,31,
                                           --------------------       ---------------------
                                             2001         2000          2001          2000
                                           -------      -------       -------       -------
Net income (loss)                          $   698      $   156       $ 1,449       $(4,294)
Other comprehensive income (loss)
   net of taxes:
     Foreign currency translation
       adjustments                             181       (2,324)         (662)       (5,491)
     Unrealized gain (loss) on
       available for sale investments        2,143          (48)        1,859             7
Change in unrecognized pension
       liability                                 -            -             1             -
                                           -------      -------       -------       -------
Comprehensive income (loss)                $ 3,022      $(2,216)      $ 2,647       $(9,778)
                                           =======      =======       =======       =======

The components of accumulated other comprehensive loss for the nine months ended October 31, 2001 are as follows (in thousands):

                                                                                                      Accumulated
                                            Cumulative       Unrealized          Unrecognized            Other
                                           Translation         Loss On              Pension           Comprehensive
                                            Adjustment        Investments          Liability             Loss
                                           -----------        -----------        ------------        --------------

Balance, February 1, 2001                  $  (10,615)        $   (1,925)         $      (373)         $   (12,913)
Period changes                                   (662)             1,859                    1                1,198
                                           ----------         ----------          -----------          -----------
Balance, October 31, 2001                  $  (11,277)        $      (66)         $      (372)         $   (11,715)
                                           ==========         ==========          ===========          ===========

7. Operating Segments

The Company is a multi-national company operating predominantly in two operating segments. The first operating segment includes the Company's service operations with wholly owned operations in the United States, Australia, East Africa, West Africa, Mexico, Canada, Italy and Thailand which are consolidated into the Company's financial statements. The service segment primarily derives its revenues from the following service lines: water-related products and services, mineral exploration drilling services, geotechnical construction services and oil and gas services and exploration. The second operating segment, products, includes the manufacturing and supply of drilling equipment, parts and supplies. The products operations are primarily in the United States.

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


                                                         Nine Months Ended
                                                            October 31,
                                                   ---------------------------
                                                        2001             2000
                                                   ---------        ---------
REVENUES
     Services
         United States                             $ 165,861        $ 173,979
         Foreign:
              Canada                                  14,690           10,398
              Australia                                2,006            5,643
              Africa                                  29,586           22,898
              Other foreign                            6,748            8,533
                                                   ---------        ---------
                  Total foreign                       53,030           47,472
                                                   ---------        ---------
                      Total services                 218,891          221,451
                                                   ---------        ---------
     Products                                         25,018           20,507
     Intersegment revenues                            (7,746)          (7,137)
                                                   ---------        ---------
              Total products                          17,272           13,370
                                                   ---------        ---------
                  Total revenues                   $ 236,163        $ 234,821
                                                   =========        =========
OPERATING INCOME (LOSS)
     Services
         United States                             $  18,568        $  13,371
              Foreign:
              Canada                                   1,041              361
              Australia                                 (427)            (765)
              Africa                                  (1,414)
              Other foreign                             (625)            (345)
                                                   ---------        ---------
                  Total foreign                       (1,425)          (6,434)
                                                   ---------        ---------
                      Total services                  17,143            6,937
                                                   ---------        ---------
     Products                                           (291)            (590)
     Corporate                                       (11,110)          (7,682)
                                                   ---------        ---------
              Total operating income (loss)        $   5,742        $  (1,335)
                                                   =========        =========

Products segment revenues for the nine months ended October 31, 2001 and 2000, respectively, include $11,275,000 and $8,970,000 of revenue from Christensen Products. Intersegment revenues for the nine months ended October 31, 2001 and 2000, respectively, include $5,106,000 and $4,359,000 from Christensen Products. Products segment operating loss for the nine months ended October 31, 2001 and 2000, respectively, includes ($560,000) and ($431,000) from Christensen Products.

On August 8, 2001, the Company signed a definitive agreement to sell its Christensen Products business to a subsidiary of Atlas Copco. The Company received $8,165,000 in the third quarter and recorded a gain on the sale of $3,991,000. Approximately, 2,062,000 in additional cash is expected to be received in the fourth quarter upon the sale of certain assets and inventory at book value. After the Christensen Products plant is closed during the fourth quarter, the Company intends to sell the land and building which has a net book value of $3,401,000 at October 31, 2001.

8. Contingencies

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

9. New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations after July 1, 2001. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. SFAS No. 142 is effective for the Company's fiscal year beginning February 1, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and therefore, effective for the Company for the fiscal year beginning February 1, 2003. SFAS No. 144 supercedes SFAS No. 121 and establishes accounting standards for long-lived assets to be disposed of. SFAS No. 144 is effective for the Company's fiscal year beginning February 1, 2002. Management is currently assessing the impact SFAS 142, 143 and 144 will have on the Company's results of operations.


                                   ----------

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

                                       Three Months        Nine Months
                                         Ended               Ended            Period-to- Period
                                        October 31,         October 31,             Change
                                       ------------        ------------       -----------------
                                     2001        2000    2001        2000      Three       Nine
                                     ----        ----    ----        ----      Months     Months
                                                                               ------     ------
Revenues:

Water-related products and
   services                           60.8%      55.2%     57.2%      56.0%       1.6%      2.8%
Mineral exploration drilling          21.6       25.1      24.5       24.0      (20.5)      2.7
Geotechnical construction              8.1       12.8       8.5       13.0      (41.3)    (34.0)
Oil and gas services                   2.6        1.8       2.4        1.3          *         *
Other services                          .6         .3       1.0         .2          *         *
                                     -----       -----    -----      -----
   Total net service revenues         93.7       95.2      93.6       94.5       (9.1)     (0.3)
Product sales                          6.3        4.8       6.4        5.5       23.4      16.1
                                     -----       -----    -----      -----
       Total net revenues            100.0%     100.0%   100.0%     100.0%      (7.6)       .6
                                     =====       =====    =====      =====
Cost of revenues:
Cost of service revenues              70.5%      75.2%     72.1%      75.0%     (14.5)     (4.2)
Cost of product sales                 89.6       71.6      84.5       76.6       54.3      28.0
                                     -----       -----    -----      -----
Total cost of revenues                71.7       74.8      72.9       75.1      (11.3)     (2.4)
                                     -----       -----    -----      -----

Gross profit                          28.3       25.2      27.1       24.9        3.5       9.4
Selling, general and
   administrative expenses            20.1       17.2      18.8       18.6        7.9       1.8
Depreciation and amortization          5.6        6.3       5.9        6.9      (19.5)    (14.6)
                                     -----       -----    -----      -----
Operating income (loss)                2.6        1.7       2.4       (0.6)         *         *
Other income (expense):
Equity in earnings of
   foreign affiliates                  0.8        0.1       0.5        0.2          *         *
Interest                              (1.1)      (2.0)     (1.4)      (2.0)     (46.8)    (29.6)
Other, net                             0.4        0.2       0.5        0.5       82.6      17.4
                                     -----       -----    -----      -----
Income (loss) before income taxes
   and minority interest               2.7          -       2.0       (1.9)         *         *
Income tax expense                     1.7          -       1.3          -          *         *
Minority interest (net of taxes)         -        0.2      (0.1)       0.1          *         *
                                     -----       -----    -----      -----
Net income (loss)                      1.0%       0.2%      0.6%      (1.8)%        *         *
                                     =====       =====    =====      =====

------------------

*  Not meaningful.

Results of Operations
---------------------

Revenues for the three months ended October 31, 2001 decreased $6,258,000, or 7.6%, to $76,217,000 while revenues for the nine months ended October 31, 2001 increased $1,342,000, or 0.6%, to $236,163,000 from the same periods for the prior year.

Water-related products and service revenues increased 1.6%, to $46,269,000 from $45,534,000 for the three months ended October 31, 2001 and 2000, and increased 2.8%, to $135,073,000 from $131,393,000 for the nine months ended October 31, 2001 and 2000. The increase in revenues for the nine months was primarily the result of the Company's Integrated Groundwater Services project for the City of Azusa, California, and a water resources project for the Virgin Valley Water District in Mesquite, Nevada, combined with drought conditions in certain areas in the United States.

Mineral exploration drilling revenues decreased 20.5%, to $16,476,000, and increased 2.7%, to $57,905,000, for the three and nine months ended October 31, 2001, from $20,722,000 and $56,409,000 for the three and nine months ended October 31, 2000. The decrease for the three months ended October 31, 2001 was primarily a result of continued softness in the exploration market in the United States, Mexico, and Australia combined with lower revenue in Canada due to two large non-recurring projects performed last year. The increase for the nine months ended October 31, 2001 was attributable to increased activity in East Africa and Canada, partially offset by lower demand for the Company's services in the U.S., Australia, and Mexico as noted above.

Geotechnical construction revenues decreased 41.3%, to $6,211,000, and 34.0%, to $20,140,000, for the three and nine months ended October 31, 2001 compared to revenues of $10,578,000 and $30,514,000 for the three and nine months ended October 31, 2000. The decreases in geotechnical revenues for the three and nine months ended October 31, 2001 were a result of slowing construction activity in certain areas of the United States combined with competitive pricing pressures in certain markets served by the Company.

Oil and gas service revenues were $1,956,000 and $5,773,000 for the three and nine months ended October 31, 2001 compared to revenues of $1,504,000 and $3,135,000 in the three and nine months ended October 31, 2000. The increase for the quarter reflects the continued growth in the Company's service businesses in the United States. The increase for the nine months reflects the continued growth noted above and a significant offshore project completed in the second quarter by the Company's Vibration Technology operation.

Other service revenues were $494,000 and $2,260,000 for the three and nine months ended October 31, 2001 compared to revenues of $237,000 and $435,000 in the three and nine months ended October 31, 2000. The increases were primarily the result of two significant projects substantially completed by the Company's specialty construction group.

Product sales increased 23.4%, to $4,811,000, and increased 16.1%, to $15,012,000, for the three and nine months ended October 31, 2001 from $3,900,000 and $12,935,000 for the three and nine months ended October 31, 2000. The increases for the periods were primarily a result of increased demand for drill rigs in the mineral exploration market.

Gross profit was 28.3% and 27.1% of revenues for the three and nine months ended October 31, 2001 compared to 25.2% and 24.9% for the same periods last year. The increase in gross profit as a percentage of revenues for the three months ended October 31, 2001 was due to increased margins at the Company's domestic water supply locations and the Company's mineral exploration locations in Africa, offset by reduced margins in the products business. In addition to the above, the increase for the nine months ended October 31, 2001 was also attributable to reduced expenditures associated with the Company's oil and gas exploration activities.

Selling, general and administrative expenses increased to $15,314,000 and $44,498,000 (or 20.1% and 18.8%, respectively, of revenues) for the three and nine months ended October 31, 2001 compared to $14,189,000 and $43,692,000 (or 17.2% and 18.6%, respectively, of revenues) for the three and nine months ended October 31, 2000. The increases for the three and nine months ended October 31, 2001 were primarily a result of increased employee benefit and insurance premium costs.

Depreciation and amortization decreased to $4,225,000 and $13,836,000 for the three and nine months ended October 31, 2001 compared to $5,247,000 and $16,198,000 for the same periods last year. The decreases in depreciation were primarily attributable to the disposal of assets in certain international locations and the application of purchase accounting to assets associated with the purchase of the remaining 50% of WADS from Ausdrill (see Note 4 to the financial statements).

Equity in earnings of foreign affiliates was $590,000 and $1,104,000 for the three and nine months, respectively, ended October 31, 2001, compared to $112,000 and $550,000 for the same periods last year. The increase in earnings for the periods were attributable to cost control measures implemented during the year combined with an increase in exploration activity in Chile.

Interest expense decreased $749,000 and $1,375,000 for the three and nine months ended October 31, 2001 as compared to the same periods in the prior year. The decreases were primarily a result of decreases in the Company's average borrowings and in interest rates during the periods.

Income tax expense of $1,319,000 and $3,084,000 was recorded for the three and nine months ended October 31, 2001, compared to recording no benefit for losses for the same periods last year. The effective rate in excess of the statutory federal rate for the three and nine months ended October 31, 2001 was a result of the impact of non-deductible expenses and the tax treatment of certain foreign operations.

Changes in Financial Condition
------------------------------

Cash from operations was $16,118,000 for the nine months ended October 31, 2001 compared to $650,000 for the same period last year. The increase in cash from operations was primarily attributable to improved margins at the Company's domestic water supply locations and mineral exploration locations in Africa and lower expenditures related to its domestic oil and gas exploration activities. Cash from operations was primarily used for additions to property and equipment of $7,271,000 and net repayments of debt of $21,071,000 for the nine-month period ended October 31, 2001.

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

The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 8 to the Notes to Consolidated Financial Statements appearing on page 46 of the Company's January 31, 2000 Form 10-K. Assuming then existing debt levels, an instantaneous change in interest rates of one percentage point would impact the Company's interest expense by $230,000 and $405,000 at October 31, 2001 and January 31, 2001, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2001 Form 10-K. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, Italy and Thailand. The operations are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2001 Form 10-K and Note 7 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. The Company estimates that a ten percent change in foreign exchange rates would have impacted operating income for the three months ended October 31, 2001 and 2000 by approximately $54,000 and $24,000, respectively. This represents approximately ten percent of the international segment operating income after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

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


                                            Layne Christensen Company
                                            ------------------------------
                                                  (Registrant)



DATE:   November 30, 2001                   /s/ A.B. Schmitt
                                            ------------------------------
                                            A.B. Schmitt, President
                                              and Chief Executive Officer



DATE:   November 30, 2001                   /s/ Jerry W. Fanska
                                            ------------------------------
                                            Jerry W. Fanska, Vice President
                                               Finance and Treasurer