Form 10-K405
period 2002-01-31
LAYNE CHRISTENSEN CO
filed 2002-04-04
CIK 888504

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



         For the Fiscal Year Ended January 31, 2002

[  ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from __________________ to ________________

                         Commission file number: 0-20578

                            Layne Christensen Company
             (Exact name of registrant as specified in its charter)

                            Delaware                   48-0920712
                       -----------------         --------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the 4,147,512 shares of Common Stock of the Registrant held by non-affiliates of the Registrant on March 22, 2002 computed by reference to the closing sale price of such stock as reported on the NASDAQ National Market System, was $37,534,984. At March 22, 2002, there were 11,707,694 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

1. Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14ACPart III.
1

                                     PART I

Item 1. Business

General

         Layne Christensen Company provides drilling services and related products and services in four principal markets: water resources, mineral exploration, geoconstruction services and energy services and production. Layne Christensen's customers include municipalities, industrial companies, mining companies, oil and gas companies and consulting and engineering firms located principally in the United States, Canada, Mexico, Australia, Africa and South America.

         The Company acquired Christensen Boyles Corporation ("CBC") in December 1995, which expanded the Company's mineral exploration drilling business domestically and marked the Company's entry into Chile and Peru and other South American countries through CBC's affiliated companies. As a result of this acquisition, the Company acquired CBC's drill rig and diamond drill bit design and manufacturing business. On August 8, 2001, the Company sold its design and manufacturing business to a subsidiary of Atlas Copco (see Note 11 of the Notes to Consolidated Financial Statements).

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

Market Overview

         The principal markets in which the Company operates are: water resources, mineral exploration, geoconstruction services, and energy services and production. The characteristics of each of these markets vary, particularly with respect to the maturity and cyclicality of the market in various geographic areas. In each of these markets, however, the purchaser of drilling services and products generally demands technical expertise, knowledge of local geological conditions, project management skills, access to significant amounts of capital equipment and cost effective pricing. See Note 11 to the Consolidated Financial Statements for certain financial information about the Company's operating segments and its foreign operations.

     Water Resources

         Through its water resources division, the Company provides a full line of water-related services and products, including hydrological studies and related engineering services, water well design, water well drilling and development, pump sales, installation and service, and repair and maintenance. The Company has expanded this market to include large diameter Ranney(R) collector wells, design and construction of water treatment facilities and the manufacture and sale of water treatment products. These services are marketed on a turn-key basis as Integrated Groundwater Services ("IGS"). In addition, the Company's environmental services related to the assessment and monitoring of groundwater contaminants are included within this market as are the services provided by Layne Water & Development Storage, LLC ("LWDS"), a limited liability company formed between the Company and Western Development & Storage, LLC on September 25, 2001. LWDS intends to pursue opportunities in the areas of risk management and financial services for water resources, water rights, resource acquisition, development and management.

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

     Mineral Exploration

         Demand for mineral exploration drilling is driven by the need for identifying, defining and developing underground mineral deposits. Factors influencing the demand for mineral-related drilling services include growth in the economies of developing countries, international political conditions, inflation and foreign exchange levels, commodity prices, the economic feasibility of mineral exploration and production, the discovery rate of new mineral reserves and the ability of mining companies to access capital for their activities.

         Important changes in the international mining industry have led to the development and growth of mineral exploration in developing regions of the world, including Africa, Asia and South America. At the same time, stricter environmental permitting rules in the United States and Canada have delayed or blocked the development of certain projects forcing mining companies to look overseas for growth. In addition, technological advancements now allow development of mineral resources previously regarded as uneconomical. The mining industry has also increased its focus on these areas due to their early stage of mining development, relative to the more mature mining regions of the world such as the United States and South Africa.

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

     Geoconstruction Services

         Geoconstruction services are used to modify weak and unstable soils, decrease water flow in bedrock and provide support and groundwater control for excavation. Methods used include cement and chemical grouting, vibratory ground improvement and ground freezing, techniques for stabilizing soils; jet grouting, a high-pressure method for providing subsurface support; and dewatering, a method for lowering the water table. Geoconstruction services are important during the construction of dams, tunnels, shafts, water lines, subways and other civil construction projects. Demand for geoconstruction services is driven primarily by the demand for these infrastructure improvements. The customers for these services are primarily heavy civil construction contractors, governmental agencies, mining companies and the industrial sector. The geoconstruction services industry is highly fragmented.

     Energy Services and Production

         The Company's energy operations offer drilling services to the shallow, unconventional oil and gas market, conventional oil field fishing services, coil tubing fishing services, resonance technology solutions for stuck tubulars and oil and gas well workover related activities. The Company's services in these operations are offered to oil and gas companies. The market for these services includes both land and offshore open-hole and cased-hole activities. In addition, these operations include land-based oil and gas exploration activities in the Gulf of Mexico and Midwest regions.

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

Business Strategy

         The Company's growth strategy is to expand its current geographic markets and enter into new business lines that build on the Company's core competencies. Key elements of this strategy are as follows:

     Expand Traditional Water Services to include Design, Build, Own and Operate Services as well as Water Resource Development and Management Services

         Layne Christensen is currently the largest provider of water well drilling services in the United States, operating in all regions of the country. In addition, the Company offers many services related to water well drilling including hydrological studies, site selection, well design, design and construction of water treatment facilities and large diameter Ranney(R) collector wells and water treatment products. The Company's growth strategy is to bundle its traditional products and service offerings and market the combination downstream to the design, build, own and operate market for water treatment and distribution facilities. The Company believes that by combining these services into one turnkey project, the customer can expedite the typical design, build project and achieve economies and efficiencies over traditional unbundled services. Through its joint venture with LWDS, the Company intends to expand growth in the water services market through the pursuit of opportunities related to the acquisition, development and management of water resources.

     Position Mineral Exploration for Future Growth

         The Company believes that its best mineral exploration drilling opportunities exist in Africa and South America. The Company believes that the foreign enterprises and their local affiliates acquired through the acquisitions of CBC and Stanley create the opportunity to expand their businesses by leveraging their local market expertise and the Company's technical competence, combined with access to transferable drilling equipment and employee training and safety programs. With the additional resources and capabilities provided by its acquisitions, the Company believes it is positioned to expand its operations in South America and Africa once growth returns to these markets.

     Expand Presence in Geoconstruction Services

         In the geoconstruction services market, the Company intends to leverage its drilling capabilities, industry contacts, reputation, project management skills and growing geographic presence to expand this business. In particular, the Company's strategy is to focus on relatively larger, technically demanding projects using its grouting, jet grouting, vibratory ground improvement and ground-freezing capabilities.

     Expand Presence in Domestic Energy Markets

         The Company expects to continue to invest in new business opportunities within the domestic oil and gas industry including opportunities in the exploration and production of unconventional natural gas deposits such as coalbed methane gas. Although the size and scope of companies acquired to-date have been relatively small and the Company continues to look for suitable coalbed methane gas exploration prospects, the Company believes its energy division has potential for future growth.

Services and Products

         Layne Christensen's current business is divided into four primary areas: water resources; mineral exploration; geoconstruction services; and energy services and production.

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

     Water Resources

         The Company provides a full range of services for the design and construction of water treatment facilities, including hydrological studies, site selection, well field design and facilities construction and operation. In addition to water treatment plants, these services are provided in connection with the Company's large diameter Ranney(R) collector wells, surface water intakes, pumping stations and well houses. The Company has the capability to design, build, own and operate the complete water supply system. In addition, the Company offers nonrecourse financing options for these services to its traditional municipal and industrial customers.

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

         As part of its water well drilling and installation business, the Company sells a wide variety of pumps manufactured by third parties, including vertical turbine, submersible, shortcoupled and horizontal centrifugal pumps. The Company also sells and installs water treatment equipment, which is typically installed at or near the wellhead, including chlorinators, aerators, filters and controls. In addition, the Company sells miscellaneous supplies manufactured by third parties for use in the water well drilling industry, including well casing, well screens, drill pipe and bits, drilling fluids and well cleaning supplies.

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

     Mineral Exploration

         The Company provides drilling services for geological assessment, in situ mining and mineral exploration. These services are used primarily by major gold and copper producers based in the United States and Canada, and to a lesser extent, iron ore producers. In response to a shift in recent years by many of these producers to foreign markets in search of economically minable orebodies, the Company commenced mineral exploration drilling operations in Mexico in 1991. With its acquisition of CBC in December 1995, the Company acquired foreign affiliates operating in South America with facilities in Chile and Peru. These affiliates have projects in Argentina, Bolivia, Chile, Mexico and Peru, among other locations. In addition, with the Stanley Acquisition, the Company now has operations in Australia and Africa.

     Geoconstruction Services

         Geoconstruction services include those services provided by the Company to the heavy civil construction market to provide ground modification for construction work in unstable soils during the construction of dams, tunnels, shafts and other civil construction projects. Services offered include cement and chemical grouting, jet grouting, drain hole drilling, installation of ground anchors, tie backs, rock bolts and instrumentation. The Company offers expertise in selecting the appropriate support techniques to be applied in various geological conditions. In addition, the Company has extensive experience in the placement of measuring devices capable of monitoring water levels and ground movement.

         The Company also offers artificial ground-freezing capabilities, typically utilized as an alternative method to dewatering large diameter excavation and tunneling projects. As an example of an application for this technology, the Company completed a project for Echo Bay Mines Ltd. to construct a subsurface frozen earth barrier around a future open pit gold mine in Timmins, Ontario, Canada.

     Energy Services and Production

         The Company provides a variety of specialized services to the oil and gas industry through its energy services and production division. Such services include shallow gas and tar sands exploration drilling, conventional oil field fishing services, coil tubing fishing services, resonance technology solutions for stuck tubulars and land-based oil and gas search and development.

Operations

         The Company operates on a decentralized basis, with approximately 70 sales and operations offices located in most regions of the United States as well as in Canada, Australia, Africa, Mexico and Italy. In addition, the Company, through its foreign affiliates, operates out of locations in Mexico, South America and Europe.


         The Company is primarily organized around division presidents responsible for water resources, mineral exploration, geoconstruction services, and energy services and production. Division vice presidents are responsible for geographic regions within each division and district managers are in charge of individual district office profit centers. The district managers report to their respective divisional vice president on a regular basis. Each district office employs a field superintendent who is in charge of projects in the field and sales engineers who are responsible for marketing the Company's services in their district as well as for monitoring the progress of projects. The Company has formed and staffed a business development team for its integrated groundwater services initiatives. The Company does not conduct significant marketing activities for its traditional water well and mineral exploration drilling services. Instead, the Company's sales engineers cultivate and maintain contacts with existing and potential customers. In this way, the Company learns of and is in a position to compete for proposed drilling projects in the region.

         In its foreign affiliates, where the Company does not have majority ownership or operating control, day-to-day operating decisions are made by local management. The Company's interests in its foreign affiliates are overseen by an executive vice president. The Company manages its interests in its foreign affiliates through regular management meetings and analysis of comprehensive operating and financial information. For its significant foreign affiliates, the Company has entered into shareholder agreements that give it limited board representation rights and require super-majority votes in certain circumstances.

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

         In the water resources product line, the Company's customers are typically municipalities and local operations of industrial businesses. Of the Company's water resources revenues in fiscal 2002, approximately 61% were derived from municipalities and approximately 14% were derived from industrial businesses while the balance was derived from other customer groups. The term "municipalities" includes local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, the Company targets customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which the Company believes it has competitive advantages due to its drilling expertise and financial resources.

         Customers for the Company's mineral exploration services in the United States, Mexico, Canada, Australia, Africa and South America are primarily gold and copper producers. The Company's largest customers in its mineral exploration drilling business are multi-national corporations headquartered primarily in the United States and Canada.

         In its geoconstruction services product line, the Company's customers are primarily heavy civil construction contractors, governmental agencies, mining companies and industrial companies. The Company often acts as a specialty subcontractor when it provides geoconstruction services.

         In its energy services line, the Company's customers are primarily oil and gas companies that conduct exploration and production activities in Canada and the Gulf of Mexico region.

Backlog

         The Company's backlog consists of executed service and product purchase contracts, or portions thereof, not yet performed by the Company. The Company believes that its backlog does not have any significance other than as a short-term business indicator because substantially all of the contracts comprising the backlog are cancelable for, among other reasons, the convenience of the customer. The Company's backlog was approximately $61,465,000 at January 31, 2002, compared to approximately $78,624,000 at January 31, 2001. The Company's backlog as of year-end is generally completed within the following fiscal year.

Competition

         The Company's competition for its water resource division's design and build services are primarily local and national engineering and consulting firms which have traditionally performed engineering services and, in some cases, construction oversight for these activities.

         The Company's competition in the water well drilling business consists primarily of small, local water well drilling operations and some regional competitors. Oil and natural gas well drillers generally do not compete in the water well drilling business because the typical well depths are greater for oil and gas and, to a lesser extent, the technology and equipment utilized in these businesses are different. Only a small percentage of all companies that perform water well drilling services have the technical competence and drilling expertise to compete effectively for high-volume municipal and industrial projects, which typically are more demanding than projects in the agricultural or residential well markets. In addition, smaller companies often do not have the financial resources or bonding capacity to compete for large projects. However, there are no proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to the Company. Water well drilling work is usually obtained on a competitive bid basis for municipalities, while work for industrial customers is obtained on a negotiated or informal bid basis.

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

         In its mineral exploration division, the Company competes with a number of drilling companies as well as vertically integrated mining companies that conduct their own exploration drilling activities; some of these competitors have greater capital and other resources than the Company. In the mineral exploration drilling market, the Company competes based on price, technical expertise and reputation. The Company believes it has a well-recognized reputation for expertise and performance in this market. Mineral exploration drilling work is typically performed on a negotiated basis.

         The geoconstruction services market is highly fragmented as a result of the large area served, the wide range of techniques offered and the large number and variety of contractors. In this market, the Company competes based upon a combination of reputation, innovation and price.

         In the energy services market, Layne Christensen competes with a number of oil and gas service companies, many of which have greater capital and other resources than the Company. The Company competes in this market based on quality of service, technology, responsiveness and, to a lesser extent, price. The Company's primary competitors in this market are Baker Hughes, Inc., Weatherford International and Smith International, Inc.

Employees and Training

         At January 31, 2002, the Company had 2,734 employees, 155 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the United States. The Company believes that its relationship with its employees is satisfactory.

         In all of the Company's service lines, an important competitive factor is technical expertise. As a result, the Company emphasizes the training and development of its personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. In addition, the Company emphasizes strict adherence to all health and safety requirements and offers incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and good safety practices. Training includes an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight-hour updates. The Company has an environmental health sciences staff which allows it to offer such training in-house. This staff also prepares health and safety plans for specific sites and provides input and analysis for the health and safety plans prepared by others.

         On average, the Company's field supervisors and drillers have 19 and 13 years, respectively, of experience with the Company. Many of the Company's professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. The Company believes that its size and reputation allow it to compete effectively for highly qualified professionals.

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

Item 2.  Properties and Equipment

         The Company's corporate headquarters are located in Mission Woods, Kansas (a suburb of Kansas City, Missouri), in approximately 33,000 square feet of office space leased by the Company pursuant to a written lease agreement which expires February 28, 2005.

         As of January 31, 2002, the Company (excluding foreign affiliates) owned or leased approximately 600 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This includes rigs used primarily in each of its service lines as well as multi-purpose rigs. In addition, as of January 31, 2002, the Company's foreign affiliates owned or leased approximately 100 drill rigs.

Item 3.  Legal Proceedings

         The Company is involved in various matters of litigation, claims and disputes which have arisen in the ordinary course of the Company's business. While the resolution of any of these matters may have an impact on the financial results for the period in which the matter is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect on the Company's business or consolidated financial position, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 2002.

Item 4A. Executive Officers of the Registrant

         Executive officers of the Company are appointed by the Board of Directors for such terms as shall be determined from time to time by the Board, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

         Set forth below are the name, age and position of each executive officer of the Company.

                  Name               Age                 Position
                  ----               ---                 --------
         Andrew B. Schmitt            53         President, Chief Executive
                                                     Officer and Director
         H. Edward Coleman            64         Executive Vice President
         Norman E. Mehlhorn           61         Executive Vice President
         Gregory F. Aluce             46         Senior Vice President
         Eric R. Despain              53         Senior Vice President
         Steven F. Crooke             45         Vice President, Secretary and
                                                     General Counsel
         Jerry W. Fanska              53         Vice President--Finance and
                                                     Treasurer

         The business experience of each of the executive officers of the Company is as follows:

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

         H. Edward Coleman has served as an officer of the Company since 1976 and as Executive Vice President since September 1, 2001, Mr. Coleman has over 40 years experience in various areas of the Company's operations.

         Norman E. Mehlhorn has served as Executive Vice President since September 1, 2001, and as Senior Vice President from 1992 to September 2001. Mr. Mehlhorn has over 40 years experience in the drilling business, with particular emphasis on dual tube drilling technology.

         Gregory F. Aluce has served as Senior Vice President since April 14, 1998. As of September 1, 2001, Mr. Aluce has also served as President of the Company's water resource division. Mr. Aluce is responsible for the Company's water-related services and products. Mr. Aluce has over 21 years experience in various areas of the Company's operations.

         Eric R. Despain has served as Senior Vice President since February 1996. As of September 1, 2001, Mr. Despain has also served as President of the Company's mineral exploration division and is responsible for the Company's mineral exploration operations. Prior to joining the Company in December 1995, Mr. Despain was President and a member of the Board of Directors of CBC since 1986.

         Steven F. Crooke has served as Vice President, Secretary and General Counsel since May 2001. For the period of June 2000 through April 2001, Mr. Crooke served as Corporate Legal Affairs Manager of Huhtamaki Van Leer. Prior to that, he served as Assistant General Counsel of the Company from 1995 to May 2000.

         Jerry W. Fanska has served as Vice President-Finance and Treasurer since April 1994 and as Controller since December 1993. Prior to joining Layne Christensen, Mr. Fanska served as corporate controller of The Marley Company since October 1992 and as its Internal Audit Manager since April 1984.

         There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an executive officer of the Company.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded in the over-the-counter market through the NASDAQ National Market System under the symbol LAYN. The stock has been traded in this market since the Company became a publicly-held company on August 20, 1992. The following table sets forth the range of high and low sales prices of the Company's stock by quarter for fiscal 2002 and 2001, as reported by the NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions.

              Fiscal Year 2002                 High                     Low
              ----------------                 ----                     ---

              First Quarter                   $ 7.50                  $ 4.00
              Second Quarter                    8.88                    6.15
              Third Quarter                     8.60                    7.10
              Fourth Quarter                    8.30                    7.35

              Fiscal Year 2001                  High                     Low
              ----------------                --------                --------

              First Quarter                   $ 6.13                  $ 3.88
              Second Quarter                    5.63                    3.56
              Third Quarter                     5.63                    3.69
              Fourth Quarter                    4.88                    3.00


         At March 22, 2002, there were 134 owners of record of the Company's common stock.




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

Item 6.  Selected Financial Data

         The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2002, has been derived from the Company's audited Consolidated Financial Statements. During fiscal years 2002, 2000, 1999 and 1998, the Company completed various acquisitions, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements or in previously filed Forms 10-K. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company's consolidated results include the effects of the acquisitions from the date of each acquisition. The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations" under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.


                                                  Fiscal Years Ended
                                                       January 31,
                                 ------------------------------------------------------------
                                  2002        2001         2000         1999         1998
                                  ----        ----         ----         ----         ----
Income Statement Data
 (in thousands, except
   per share data):
   Revenues                    $ 308,388    $ 313,993    $ 281,445    $ 284,248    $ 294,600

   Cost of revenues
     (exclusive of
     depreciation
     shown below)                224,451      235,278      207,105      204,953      213,717
                               ---------    ---------    ---------    ---------    ---------
   Gross profit                   83,937       78,715       74,340       79,295       80,883
   Selling, general and
     administrative expenses      59,677       58,757       53,781       49,938       45,908
   Depreciation and
     amortization                 18,160       21,337       23,016       22,361       15,681
                               ---------    ---------    ---------    ---------    ---------
   Operating income (loss)         6,100       (1,379)      (2,457)       6,996       19,294
   Other income (expense):
     Equity in earnings
       (losses) of foreign
       affiliates                    925          894          (27)       1,128        3,022
     Interest                     (3,934)      (6,205)      (4,818)      (4,987)      (3,618)
     Other, net                      189        1,028         (108)         629         (267)
                               ---------    ---------    ---------    ---------    ---------
   Income (loss) before
     income taxes                  3,280       (5,662)      (7,410)       3,766       18,431
   Income tax expense              2,132          382         --          2,486        7,004
   Minority interest,
     net of taxes                    (70)         118         (255)         (79)        --
                               ---------    ---------    ---------    ---------    ---------
   Net income (loss)           $   1,078    $  (5,926)   $  (7,665)   $   1,201    $  11,427
                               =========    =========    =========    =========    =========
   Basic earnings (loss)
     per share                 $    0.09    $   (0.50)   $   (0.66)   $    0.10    $    1.13
                               =========    =========    =========    =========    =========
   Diluted earnings (loss)
     per share                 $    0.09    $   (0.50)   $   (0.66)   $    0.10    $    1.09
                               =========    =========    =========    =========    =========


                                                     At January 31,
                                 ------------------------------------------------------------
                                  2002        2001         2000         1999         1998
                                  ----        ----         ----         ----         ----
Balance Sheet Data
   (in thousands):
Working capital,
       excluding debt          $  35,584    $  50,531    $  48,816    $  46,211    $  39,661
Total assets                     202,342      233,868      245,335      251,503      242,852
Total debt                        34,357       61,928       63,500       63,500       57,500
     Total stockholders'
       equity                     95,892       93,925      106,840      113,270      114,259

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

Results of Operations

         Demand for the Company's mineral exploration drilling services depends upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals that often fluctuate widely. In this connection, the decline in the prices of various metals has continued to adversely impact the level of mineral exploration and development activities conducted by mining companies and has had, and could continue to have, a material adverse effect on the Company.

         At the end of each fiscal year, potential impairment with respect to the Company's long-lived assets is reviewed by comparing the sum of undiscounted projected future cash flows attributable to each business unit to the carrying value of the assets of that business unit, including goodwill. Projected future cash flows for each business unit are estimated for a period approximating the remaining lives of that unit's long-lived assets, based on earnings history, market conditions and assumptions reflected in internal operating plans and strategies. Under this analysis, the Company has determined that the cash flows from the mineral exploration division would be sufficient to recover the carrying value of its long-lived assets and, therefore, that the value of such assets is not impaired. The projected future cash flows represent management's best estimates. Because these estimates are based on subjective assumptions, an impairment write-down may be required in the future if the projected future cash flows decline. See Note 12 to the Notes to Consolidated Financial Statements for new accounting pronouncements related to impairment. These pronouncements will be effective for the Company's fiscal year 2003.

Overview of Reportable Operating Segments

         The Company is a multinational company which provides sophisticated services and related products to a variety of markets. During fiscal 2002, management redefined the Company's operational organization structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the offices' own division. For example, if a water resources division office performed geoconstruction services, the revenues would be recorded in the water resources division rather than the geoconstruction services division. Should an office's primary responsibility move from one division president to another, that office's results going forward would be reclassified between divisions at that time. The Company's reportable segments under the new operational structure are defined as follows:

Water Resources Division

         This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation, and repair and maintenance. The division's offerings include large diameter Ranney(R) collector wells, design and construction of water treatment facilities, and the manufacture and sale of products to treat volatile inorganics in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants.

Mineral Exploration Division

         This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.

Geoconstruction Services Division

         This division focuses on services that improve soil stability, primarily jet grouting, grouting, vibratory ground improvement and ground-freezing services. The division also manufactures a line of high-pressure pumping equipment used in grouting operations and geotechnical drilling rigs used for directional drilling.

Energy Services and Production Division

         This division offers a variety of specialized services including shallow gas and tar sands exploration drilling, conventional oilfield fishing services, coil tubing fishing services, resonance technology solutions for stuck tubulars and land-based oil and gas search and development.

Products and Other

         This grouping includes the Company's supply operation which distributes drilling equipment, parts and supplies and other miscellaneous operations which do not fall into the above divisions. Historically, it has also included a manufacturing operation producing diamond drilling rigs, diamond bits, core barrels and drill rods ("Christensen Products"). On August 8, 2001, the Company sold its Christensen Products business to a subsidiary of Atlas Copco (see Note 11 of the Notes to Consolidated Financial Statements).

         The following table, which is derived from the Company's Consolidated Financial Statements as discussed in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period-to-period. The categorization of revenues for each of the three fiscal years has been made consistent with the operational structure described above. The financial comparison and discussion of fiscal 2002 versus fiscal 2001 which follows the table is presented in conformity with the new operational structure.



                                                                                               Period-to-Period
                                                                                                   Change
                                                    Fiscal Years Ended                            --------
                                                       January 31,                           2002          2001
                                                   -------------------------------            vs.          vs.
Revenues:                                          2002         2001          2000    |      2001         2000
                                                   ----         ----          ----           ----         ----
   Water resources                                  56.9%       54.2%         57.2%   |       3.1%         5.7%
   Mineral exploration                              18.8        21.1          23.0    |     (12.4)         2.2
   Geoconstruction services                          8.8        12.1          11.8    |     (29.0)        14.8
   Energy services and production                    8.8         6.8           3.1    |      27.2           *
   Products and other                                6.7         5.8           4.9    |      13.8         33.7
                                                   -----       -----         -----
        Total revenues                             100.0%      100.0%        100.0%   |      (1.8)        11.6
                                                   =====       =====         =====
Cost of revenues                                    72.8%       74.9%         73.6%   |      (4.6)        13.6
                                                   -----       -----         -----
Gross profit                                        27.2        25.1          26.4    |       6.6          5.9
Selling, general and                                                                  |
   administrative expenses                          19.4        18.7          19.1    |       1.6          9.3
Depreciation and amortization                        5.8         6.8           8.2    |     (14.9)        (7.3)
                                                    ----       -----         -----
Operating income (loss)                              2.0        (0.4)         (0.9)   |        *          43.9
Other income (expense):                                                               |
   Equity in earnings of                                                              |
      foreign affiliates                             0.3         0.3           0.0    |       3.5          *
   Interest                                         (1.3)       (2.0)         (1.7)   |     (36.6)        28.8
   Other, net                                        0.0         0.3           0.0    |        *            *
                                                    ----       -----         -----
Income (loss) before income taxes                    1.0        (1.8)         (2.6)   |        *          23.6
Income tax expense                                   0.7         0.1           0.0    |        *            *
Minority interest, net of taxes                      0.0         0.0          (0.1)   |        *            *
                                                    ----       -----         -----
Net income (loss)                                    0.3%       (1.9)%        (2.7)%  |        *          22.7%
                                                    ====       =====         =====

*  Not meaningful.

Comparison of Fiscal 2002 to Fiscal 2001

         Revenues for fiscal 2002 decreased $5,605,000 or 1.8% to $308,388,000 compared to $313,993,000 for fiscal 2001. The decrease was primarily the result of decreases in the Company's mineral exploration and geoconstruction services divisions, partially offset by increased revenues in the water resources and energy services and production divisions.

         Gross profit as a percentage of revenues was 27.2% for fiscal 2002 compared to 25.1% for fiscal 2001. The increase in gross profit was primarily attributable to improved margins at the Company's domestic water locations and certain international mineral exploration locations, combined with reduced expenses associated with the Company's domestic oil and gas exploration activities. The increases above were partially offset by reduced margins at the Company's products locations in the United States.

         Selling, general and administrative expenses increased to $59,677,000 for fiscal 2002 compared to $58,757,000 for fiscal 2001. The increase was primarily a result of increased employee benefit, insurance premium and legal costs for the year.

         Depreciation and amortization decreased to $18,160,000 for fiscal 2002 compared to $21,337,000 for fiscal 2001. The decrease in depreciation and amortization was attributable to the disposal of assets in certain international locations and the application of purchase accounting resulting in negative goodwill reducing assets associated with the purchase of the remaining 50% of WADS from Ausdrill (see Note 2 to the Notes to Consolidated Financial Statements).

         Interest expense decreased to $3,934,000 for fiscal 2002 compared to $6,205,000 for fiscal 2001. The decrease was primarily a result of decreases in the Company's average borrowings and in interest rates during the year.

         Income tax expense of $2,132,000 was recorded for the year ended January 31, 2002, compared to $382,000 for the same period last year. The effective rate in excess of the statutory federal rate for the year ended January 31, 2002, was a result of the impact of nondeductible expenses and the tax treatment of certain foreign operations.

Water Resources Division
(in thousands)

                                            Year Ended January 31,
                                            ----------------------
                                            2002              2001
                                            ----              ----
Revenues                                  $175,492            $170,204
Operating income                            23,675              15,857

                    Water resources revenue increased 3.1% to $175,492,000 from $170,204,000 for the years ended January 31, 2002 and 2001. The increase in revenue was primarily the result of the Company's IGS project for the City of Azusa, California, combined with increased demand for the Company's water-related services, partially due to drought conditions in certain areas of the United States.

         Operating income for the water resources division increased 49.3% to $23,675,000 for the year ended January 31, 2002, compared to $15,857,000 for last year. The increase in operating income was primarily attributable to improved pricing and margins at the Company's domestic water supply locations.

Mineral Exploration Division
(in thousands)

                                            Year Ended January 31,
                                            ----------------------
                                            2002              2001
                                            ----              ----
Revenues                                  $57,945             $66,153
Operating loss                             (5,653)             (9,149)

              Mineral exploration revenues decreased 12.4% to $57,945,000, from $66,153,000 for the years ended January 31, 2002 and 2001. The decrease in revenue was primarily a result of continued softness in the exploration market in the United States, Australia and Mexico, partially offset by increased activity in certain areas of Africa.

         The operating loss for the mineral exploration division was $5,653,000 for the year ended January 31, 2002, compared to an operating loss of $9,149,000 for the year ended January 31, 2001. The reduced losses in the division were primarily the result of improved margins at certain of the Company's international locations and cost reductions in Australia.

Geoconstruction Services Division
(in thousands)

                                            Year Ended January 31,
                                            ----------------------
                                            2002              2001
                                            ----              ----
Revenues                                   $27,006             $38,010
Operating income                             1,047               5,932

         Geoconstruction services revenues decreased 29.0%, to $27,006,000 for the year ended January 31, 2002, compared to $38,010,000 for last year. The decrease in revenues was a result of slowing construction activity in certain areas of the United States combined with competitive pricing pressures in certain markets served by the Company.

         The geoconstruction services division had operating income of $1,047,000 for the year ended January 31, 2002, compared to $5,932,000 for the year ended January 31, 2001. The reduced profits were primarily attributable to lower revenues and to costs associated with complications on certain of the Company's ground-freezing projects.

Energy Services and Production Division
(in thousands)

                                            Year Ended January 31,
                                            ----------------------
                                            2002              2001
                                            ----              ----
Revenues                                   $27,011            $21,232
Operating income (loss)                      1,013             (2,288)

         Energy services revenues increased 27.2% to $27,011,000 for the year ended January 31, 2002, compared to revenues of $21,232,000 for the year ended January 31, 2001. The increase was primarily the result of increased oil and gas exploration activity in Canada and increased capacity in the Company's service operations in the Gulf of Mexico region of the United States.

         Operating income for the energy services and production division was $1,013,000 for the year ended January 31, 2002, compared to an operating loss of $2,288,000 for the year ended January 31, 2001. The improved profits were the result of lower expenditures attributable to the Company's oil and gas exploration activities and improved results from the Company's oil and gas service businesses in the United States, combined with increased levels of activity in Canada.

Products and Other
(in thousands)

                                            Year Ended January 31,
                                            ----------------------
                                            2002              2001
                                            ----              ----
Revenues                                  $20,934             $18,394
Operating loss                             (1,908)               (679)

         Products and other sales increased 13.8% to $20,934,000 for the year ended January 31, 2002, compared to $18,394,000 for the year ended January 31, 2001. The increase in sales was primarily the result of increased demand for drill rigs manufactured by the Company for the mineral exploration market and two significant projects completed by the Company's specialty products group.

         Operating losses for products and other were $1,908,000 for the year ended January 31, 2002, compared to $679,000 for the year ended January 31, 2001. The increase in operating losses was the result of certain costs incurred in connection with the sale of the Company's Christensen Products business to Atlas Copco.

         Corporate expenses not allocated to individual divisions were $12,074,000 and $11,052,000 for the years ended January 31, 2002 and 2001, respectively. The increase in unallocated corporate expenses was primarily the result of increased employee benefit and insurance premium costs.

Comparison of Fiscal 2001 to Fiscal 2000

         The financial comparison and discussion of fiscal 2001 versus fiscal 2000 has not been reclassified to conform with the new operational structure defined above.

Results of Operations

         Revenues for fiscal 2001 increased $32,548,000 or 11.6% to $313,993,000 compared to $281,445,000 for fiscal 2000. Water-related services and products revenues increased 4.7% to $173,290,000 for fiscal 2001 compared to revenues of $165,525,000 for fiscal 2000. The year-to-year increase in water-related services and products revenues was primarily the result of an increase in demand for the Company's water-related services in the central United States, southern California and Florida. Mineral exploration drilling revenues increased 15.3% to $76,318,000 for fiscal 2001 from $66,189,000 for fiscal 2000. The increase for the year was primarily a result of increased demand in Canada and East Africa, offset by the decision to discontinue drill-and-blast operations in West Africa and Australia combined with reduced demand for the Company's services in the United States. Geotechnical construction revenues increased 19.5% to $40,572,000 for fiscal 2001 compared to revenues of $33,938,000 for fiscal 2000. The increase in geotechnical revenues was a result of two large projects in the northeast United States and the Company's ground-freezing project for Noranda, Inc. in Quebec, Canada, combined with increased market penetration in certain areas of the United States. Oil and gas service revenues were $4,751,000 for fiscal 2001 compared to $584,000 for fiscal 2000. The increase in revenue was a result of increased capacity due to the Company's continued investment in this market. Product sales increased 25.3% to $19,062,000 for fiscal 2001 from $15,209,000 for fiscal 2000. The increase was a result of increased activity in the mineral exploration market combined with increased demand for drilling products within the water market.

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

         Depreciation and amortization decreased to $21,337,000 for fiscal 2001 compared to $23,016,000 for fiscal 2000. The decrease in depreciation and amortization for the year was attributable to certain mineral exploration assets becoming fully depreciated in the fourth quarter of last year combined with the disposal of the drill-and-blast divisions in Australia and West Africa.

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

         Income taxes were an expense of $382,000 for fiscal 2001 compared to zero for the last year. The unusual effective rate for the year was primarily a result of the increased impact of certain nondeductible expenses in light of lower taxable earnings in the respective periods, combined with a reduction in the amount of earnings from certain foreign affiliates and subsidiaries relative to the Company's overall earnings.

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

Liquidity and Capital Resources

         The primary source of the Company's liquidity in fiscal 2002, 2001 and 2000 was its cash from operating activities of $25,509,000, $12,952,000 and $13,162,000, respectively. The increase in cash from operations was primarily attributable to improved margins at the Company's domestic water supply locations and certain international mineral exploration locations and lower expenditures related to its domestic oil and gas exploration activities. In fiscal 2002, cash from operations was primarily used for net repayments of debt of $27,571,000 and additions to property and equipment of $11,205,000. Capital expenditures during the fiscal years were directed primarily toward expansion and upgrading of the Company's equipment and facilities. The Company anticipates fiscal 2003 capital expenditures will be used to maintain the Company's equipment and capabilities and to accelerate its expansion into oil and gas services and exploration, including production of coalbed methane gas. The Company expects to spend approximately $16,000,000 in the next fiscal year for capital expenditures. As of January 31, 2002, the Company had no material commitments outstanding for capital assets.

         The Company maintains a reducing revolving cash borrowing facility (the "Credit Agreement"). At January 31, 2002, the aggregate lender commitment under this facility was $57,000,000. Borrowings under the Credit Agreement have been used to complete various acquisitions (see Note 2 to the Consolidated Financial Statements). The Company's borrowings and outstanding letter of credit commitments under the Credit Agreement were $16,500,000 and $4,780,000, respectively, at January 31, 2002 (see Note 8 to the Consolidated Financial Statements).

         The Company's working capital as of January 31, 2002, 2001 and 2000, was $15,513,000, $46,960,000 and $45,245,000, respectively. The reduction in working capital at January 31, 2002 was due to the reclassification of borrowings under the Credit Agreement from long term to current, the sale of Christensen Products and other measures taken to contain working capital needs. The Credit Agreement was reclassified to current based on its scheduled expiration in July 2002. The Company is currently negotiating with several lenders to provide new borrowing facilities and expects to have a new agreement in place early in the second quarter. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company's operating cash requirements and to fund its budgeted capital expenditures for fiscal 2003.

         The Company's contractual obligations and commercial commitments are summarized as follows:

                                                              Payments/Expiration by Period
                                                                         Less than
                                                            Total          1 year        1-3 years       4-5 years
                                                            ------         -------       ---------       ---------
Contractual Obligations and Other
     Commercial Commitments
         Debt                                              $34,357         $20,071         $10,713          $3,573
         Operating leases                                   15,046           5,431           8,614           1,001
         Ausdrill promissory note                            2,100           1,200             900              -
         Repurchase obligation                               1,600           1,600              -             _-
                                                           -------         -------         -------         -------
             Total contractual cash
                  obligations                               53,103          28,302          20,227           4,574
                                                           -------         -------         -------          ------
         Standby letters of credit                           4,780           4,780              -              _-
                                                           -------         -------         -------          ------
             Total contractual obligations
               and commercial commitments                  $57,883         $33,082         $20,227          $4,574
                                                           =======         =======         =======          ======

         Costs estimated to be incurred in the future for employee medical benefits and casualty insurance programs resulting from claims which have occurred are accrued currently. Under the terms of the Company's agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies. These costs are not expected to significantly impact liquidity in future periods (see Note 10 to the Consolidated Financial Statements).

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are interest rate risk on variable rate debt, equity risk on marketable investments, and foreign exchange rate risk that could give rise to translation and transaction gains and losses.

         The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 8 to the Notes to Consolidated Financial Statements of this Form 10-K. Assuming then existing debt levels, an instantaneous change in interest rates of one percentage point would impact the Company's annual interest expense by $165,000 and $405,000 at January 31, 2002 and 2001, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements. Marketable investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

         Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada and Italy. The operations are described in Notes 1 and 11 to the Consolidated Financial Statements. The majority of the Company's contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations.

         As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would have impacted operating income for the years ended January 31, 2002 and 2001, by approximately $146,000 and $244,000, respectively. This represents approximately 10% of the operating income of international locations after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

         Foreign exchange gains and losses in the Company's Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company's Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange gains and losses for 2002, 2001 and 2000 were not significant.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                           Page
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

    Independent Auditors' Report .......................................   30

    Financial Statements:

       Consolidated Balance Sheets as of January 31, 2002 and 2001......   31

       Consolidated Statements of Income for the Years
          Ended January 31, 2002, 2001 and 2000.........................   33

       Consolidated Statements of Stockholders' Equity for the Years
          Ended January 31, 2002, 2001 and 2000.........................   34

       Consolidated Statements of Cash Flows for the Years Ended
          January 31, 2002, 2001 and 2000 ..............................   35

       Notes to Consolidated Financial Statements.......................   37

       Financial Statement Schedule II..................................   53

          All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated
Financial Statements of the Company or the Notes thereto.

INDEPENDENT AUDITORS' REPORT


Layne Christensen Company:

         We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Companies as of January 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 22, 2002

                   Layne Christensen Company and Subsidiaries
                           Consolidated Balance Sheets
                         As of January 31, 2002 and 2001
                                 (in thousands)


                  ASSETS                                  2002            2001
                  ------                                ---------      ---------

Current assets:
    Cash and cash equivalents                          $   2,983      $   3,421
    Customer receivables, less allowance
      of $3,596 and $3,510, respectively                  43,603         51,498
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                   11,912         10,371
    Inventories                                           21,885         30,762
    Deferred income taxes                                 10,181         12,342
    Income taxes receivable                                3,074           --
    Other                                                  2,738          2,781
                                                       ---------      ---------
               Total current assets                       96,376        111,175
                                                       ---------      ---------

Property and equipment:
    Land                                                   8,163          8,926
    Buildings                                             16,112         18,369
    Machinery and equipment                              162,967        163,488
                                                       ---------      ---------
                                                         187,242        190,783
    Less--Accumulated depreciation                      (128,460)      (118,070)
                                                       ---------      ---------
      Net property and equipment                          58,782         72,713
                                                       ---------      ---------

Other assets:
  Investment in foreign affiliates                        19,504         19,306
  Intangible assets, at cost less accumulated
    amortization of $6,029 and $4,904,
      respectively                                        22,284         26,058
    Deferred income taxes                                  4,270          2,623
    Other                                                  1,126          1,993
                                                       ---------      ---------
                Total other assets                        47,184         49,980
                                                       ---------      ---------

                                                       $ 202,342      $ 233,868
                                                       =========      =========


                 See Notes to Consolidated Financial Statements.


                                                                   - Continued -

                   Layne Christensen Company and Subsidiaries
                     Consolidated Balance Sheets(Continued)
                         As of January 31, 2002 and 2001
                        (in thousands, except share data)


       LIABILITIES AND STOCKHOLDERS' EQUITY                2002                 2001
       ------------------------------------             ----------           -----------
Current liabilities:
    Accounts payable                                     $  16,762          $  18,684
    Current maturities of long-term debt                    20,071              3,571
    Accrued compensation                                    14,785             15,726
    Accrued insurance expense                                5,794              6,425
    Other accrued expenses                                  10,983              8,096
    Income taxes payable                                     4,049                923
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                      8,419             10,790
                                                         ---------          ---------
                   Total current liabilities                80,863             64,215
                                                         ---------          ---------

Noncurrent and deferred liabilities:
    Long-term debt                                          14,286             58,357
    Accrued insurance expense                                6,358              5,557
    Other                                                    4,287              2,526
    Minority interest                                          656              9,288
                                                         ---------          ---------
Total noncurrent and deferred
liabilities                                                 25,587             75,728
                                                         ---------          ---------

Contingencies

Stockholders' equity:
    Preferred stock, par value $.01 per share,
       5,000,000 shares authorized, none issued
       and outstanding                                           -                 -
    Common stock, par value $.01 per share,
       30,000,000 shares authorized, 11,707,694
       shares issued and outstanding                           117                117
    Capital in excess of par value                          83,605             83,613
    Retained earnings                                       24,302             23,224
    Accumulated other comprehensive loss                   (12,027)           (12,913)
    Notes receivable from management stockholders             (105)              (116)
                                                         ---------          ---------
                   Total stockholders' equity               95,892             93,925
                                                         ---------          ---------

                                                         $ 202,342          $ 233,868
                                                         =========          =========

                 See Notes to Consolidated Financial Statements.



                                                                   - Concluded -
                                       32

                   Layne Christensen Company and Subsidiaries
                        Consolidated Statements of Income
               For the Years Ended January 31, 2002, 2001 and 2000
                      (in thousands, except per share data)


                                              2002          2001          2000
                                            ---------    ---------    ---------
Revenues                                    $ 308,388    $ 313,993    $ 281,445

Cost of revenues (exclusive of
  depreciation shown below)                   224,451      235,278      207,105
                                            ---------    ---------    ---------
Gross profit                                   83,937       78,715       74,340
Selling, general and administrative
  expenses                                     59,677       58,757       53,781
Depreciation and amortization                  18,160       21,337       23,016
                                            ---------    ---------    ---------
Operating income (loss)                         6,100       (1,379)      (2,457)
Other income (expense):
  Equity in earnings (losses)
     of foreign affiliates                        925          894          (27)
  Interest                                     (3,934)      (6,205)      (4,818)
  Other, net                                      189        1,028         (108)
                                            ---------    ---------    ---------
Income (loss) before income taxes               3,280       (5,662)      (7,410)
Income tax expense                              2,132          382         --
Minority interest, net of taxes                   (70)         118         (255)
                                            ---------    ---------    ---------

Net income (loss)                           $   1,078    $  (5,926)   $  (7,665)
                                            =========    =========    =========

Basic earnings (loss) per share             $    0.09    $   (0.50)   $   (0.66)
                                            =========    =========    =========
Diluted earnings (loss) per share           $    0.09    $   (0.50)   $   (0.66)
                                            =========    =========    =========

Weighted average number of common
  and dilutive equivalent shares
  outstanding:
     Weighted average shares
        outstanding - basic                    11,758       11,758       11,675
     Dilutive stock options                       277         --           --
                                            ---------    ---------    ---------
     Weighted average shares
        outstanding - diluted                   2,035       11,758        1,675
                                            =========    =========    =========


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For the Years Ended January 31, 2002, 2001 and 2000
                        (in thousands, except share data)

                                                                                                                 Notes
                                                                                              Accumulated     Receivable
                                                                    Capital in                   Other           from
                                               Common Stock          Excess of   Retained    Comprehensive    Management
                                          Shares        Amount       Par Value    Earnings        Loss       Stockholders     Total
                                        ----------    -----------   -----------  -----------  -----------     ---------    --------

Balance, February 1, 1999               11,641,192    $     116   $  83,095    $ 36,815    $    (6,604)   $    (152)   $   113,270
  Comprehensive loss:
    Net loss                                  --           --          --        (7,665)          --            --          (7,665)
Other comprehensive income
      (loss):
      Change in unrecognized
        pension liability,
        net of taxes of $365                  --           --          --          --              580         --              580
      Foreign currency
        translation adjustments,
        net of taxes of $460                  --           --          --          --              641         --              641
      Change in unrealized loss
        on available for sale
        investments, net of
        taxes of $264                         --           --          --          --             (355)        --             (355)
                                                                                                                        ----------
  Comprehensive loss                                                                                                        (6,799)
                                                                                                                        ----------
  Issuance of stock for
    incentive compensation program           5,845         --            82       --             --            --               82
  Issuance of stock, net of
    expenses                                44,092            1         286        --             --           --             287
                                        ----------    ---------   ---------    --------        -------       -------    ----------
Balance, January 31, 2000               11,691,129          117      83,463      29,150         (5,738)        (152)       106,840
  Comprehensive loss:
    Net loss                                  --           --          --        (5,926)          --            --          (5,926)
      Other comprehensive income
      (loss):
      Change in unrecognized
        pension liability,
        net of taxes of $234                  --           --          --          --             (373)        --             (373)
      Foreign currency
        translation adjustments,
        net of taxes of $3,979                --           --          --          --           (6,054)        --           (6,054)
      Change in unrealized loss
        on available for sale
       investments, net of
        taxes of $504                         --           --          --          --             (748)        --             (748)
                                                                                                                        ----------
  Comprehensive loss                                                                                                       (13,101)
                                                                                                                        ----------
  Issuance of stock for
    incentive compensation program           1,181         --            50        --             --           --               50
  Issuance of stock, net of
    expenses                                15,384         --           100        --             --           --              100

  Payments on notes receivable                --           --          --          --             --             36             36
                                        ----------    ---------   ---------    --------        -------       -------    ----------
Balance, January 31, 2001               11,707,694          117      83,613      23,224        (12,913)        (116)        93,925
  Comprehensive income:
    Net income                                --           --          --         1,078           --            --           1,078
     Other comprehensive income
      (loss):
      Change in unrecognized
        pension liability,
        net of taxes of $389                  --           --          --          --             (617)        --             (617)
      Foreign currency
        translation adjustments,
   net of taxes of $291                       --           --          --          --             (377)        --             (377)
 Change in unrealized loss
        on available for sale
       investments, net of
        taxes of $1,248                       --           --          --          --            1,880         --            1,880
                                                                                                                        ----------
  Comprehensive income                                                                                                       1,964
                                                                                                                        ----------
  Issuance of stock, net of
   expenses                                   --           --            (8)       --             --           --               (8)
   Payments on notes receivable               --           --          --          --             --             11             11
                                        ----------    ---------   ---------    --------        -------       ------    ----------
Balance, January 31, 2002               11,707,694    $     117   $  83,605    $ 24,302        (12,027)      $ (105)   $   95,892
                                        ==========    =========   =========    ========        =======       ======    ==========

                 See Notes to Consolidated Financial Statements

                   Layne Christensen Company and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Years Ended January 31, 2002, 2001 and 2000
                                 (in thousands)

                                                       2002         2001         2000
                                                     --------    --------    --------
Cash flow from operating activities:
    Net income (loss)                                $  1,078    $ (5,926)   $ (7,665)
    Adjustments to reconcile net income
        (loss) to cash from operations:
       Depreciation and amortization                   18,160      21,337      23,016
       Deferred income taxes                              826      (4,712)     (2,060)
       Equity in (earnings) losses of
           foreign affiliates                            (925)       (894)         27
       Dividends received from foreign
           affiliates                                     904       1,033         377
       Minority interest                                  107        (182)        392
       (Gain) loss from disposal of property
           and equipment                                 (325)        (37)         50
       Gain on sale of business                        (3,991)       --          --
       Loss on sale of investment                       3,329        --          --
       Changes in current assets and liabilities,
           (exclusive of effects of acquisitions):
           (Increase) decrease in customer
               receivables                              7,711      (6,954)     (2,466)
           (Increase) decrease in costs and
               estimated earnings in excess of
               billing on uncompleted contracts           624       1,034      (3,164)
           (Increase) decrease in inventories           4,474        (941)      1,346
           (Increase) decrease in other current
               assets                                    (117)      2,380       3,685
           Increase (decrease) in accounts payable
               and accrued expenses                    (2,473)      4,186      (1,617)
           Increase (decrease) in billings in
               excess of costs and estimated
               earnings on uncompleted contracts       (2,360)        694       1,546
        Other, net                                     (1,513)      1,934        (305)
                                                     --------    --------    --------
           Cash from operating activities              25,509      12,952      13,162
                                                     --------    --------    --------
Cash flow from investing activities:
    Additions to property and equipment               (11,205)    (14,302)    (12,816)
    Proceeds from disposal of property and
        equipment                                       4,083       2,256       2,476
    Proceeds from sale of business                      8,165        --          --
    Acquisition of businesses, net of cash
        acquired                                         --          --          (891)
    Investment in foreign affiliates and
        joint ventures                                   --          --          (293)
                                                     --------    --------    --------
           Cash from (used in) investing
               activities                               1,043     (12,046)    (11,524)
                                                     --------    --------    --------

                 See Notes to Consolidated Financial Statements.

                                                                   - Continued -

                   Layne Christensen Company and Subsidiaries
               Consolidated Statements of Cash Flows - (Continued) For the Years Ended January 31, 2002, 2001 and 2000
                                 (in thousands)

                                                  2002        2001       2000
                                                --------    --------    --------
Cash flow from financing activities:
    Net (repayments) borrowings under
        revolving facility                      $(24,000)   $  2,000    $   --
    Repayments of long-term debt                  (3,571)     (3,572)       --
    Payments on notes receivable from
        management stockholders                       11          36        --
                                                --------    --------    --------
    Cash used in financing activities            (27,560)     (1,536)       --
                                                --------    --------    --------
Effects of exchange rate changes on cash             570         300          19
                                                --------    --------    --------
Net increase (decrease) in cash and cash
    equivalents                                     (438)       (330)      1,657
Cash and cash equivalents at beginning
    of year                                        3,421       3,751       2,094
                                                --------    --------    --------

Cash and cash equivalents at end of year        $  2,983    $  3,421    $  3,751
                                                ========    ========    ========


                 See Notes to Consolidated Financial Statements.



                                                                   - Concluded -

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000

(1) Summary of Significant Accounting Policies

         Description of Business - Layne Christensen Company and subsidiaries (together, the "Company") provide comprehensive services and products to the water resources, mineral exploration, geoconstruction and energy markets through its four primary operating divisions (see Note 11). The Company operates throughout North America as well as in Africa, Australia and Europe. Its customers include municipalities, industrial companies, mining companies, environmental consulting and engineering firms, heavy civil construction contractors and, to a lesser extent, agribusiness.

         Fiscal Year - References to years are to the fiscal years then ended.

         Investment in Affiliated Companies - Investments in affiliates (29% to 50% owned) in which the Company exercises significant influence over operating and financial policies are accounted for on the equity method.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. Financial information for the Company's foreign affiliates and certain foreign subsidiaries is reported in the Company's consolidated financial statements with a one-month lag in reporting periods. The effect of this one-month lag on the Company's financial results is not significant.

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

         Foreign Currency Transactions and Translation - The cash flows and financing activities of the Company's Mexican and African operations are primarily denominated in the U.S. dollar. Accordingly, these operations use the U.S. dollar as their functional currency and translate monetary assets and liabilities at year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, certain cost of revenues and selling expenses which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence.

         Other foreign subsidiaries and affiliates use local currencies as their functional currency. Assets and liabilities have been translated to U.S. dollars at year-end exchange rates. Income and expense items have been translated at exchange rates which approximate the weighted average of the rates prevailing during each year. Translation adjustments are reported as a separate component of accumulated other comprehensive loss. As a result of the acquisition of an Australian company during 1998, the Company has reflected substantial changes in the cumulative translation account during 2001, primarily attributed to the devaluation of the Australian dollar.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000

         Net foreign currency transaction gains and losses for 2002, 2001 and 2000 were not significant.

         Revenue Recognition - Revenue is recognized on large, long-term contracts using the percentage of completion method based upon materials installed and labor costs incurred. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue is recognized on smaller, short-term contracts using the completed contract method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

         Inventories - The Company values inventories at the lower of cost (first-in, first-out, including material, labor and manufacturing overhead costs) or market (in thousands):

                                                       2002           2001
                                                     -------        ---------
         Raw materials                               $   275         $ 1,101
         Work in process                                 541           1,639
         Finished products, parts and supplies        21,069          28,022
                                                     -------         -------
                    Total                            $21,885         $30,762
                                                     =======         =======

         Property and Equipment and Related Depreciation - Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $17,035,000, $20,121,000 and $21,721,000 in fiscal 2002, 2001 and 2000, respectively. The lives used for the more significant items within each property classification are as follows:

                                                                 Years
                                                                 -----
                  Buildings                                      15 - 35
                  Machinery and equipment                         3 - 10

         Intangible Assets - Intangible assets consist of goodwill related to acquisitions, purchased technical manuals and other assets which are being amortized over their estimated economic lives which range from 10 to 35 years. Amortization expense for intangible assets was $1,125,000, $1,216,000 and $1,295,000 for 2002, 2001 and 2000, respectively.

         Investments - During 2002, 2001 and 2000, the Company, through its wholly owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"), owned certain common stock of publicly traded companies on the Australian Stock Exchange. The Company classified these investments as available-for-sale. The noncurrent investments have a cost basis of $188,000 and $3,723,000 and are reported at their fair values of approximately $107,000 and $514,000 at January 31, 2002 and 2001, respectively. The gross unrealized losses of $81,000 and $3,209,000, net of taxes of $36,000 and $1,284,000 at January 31,
2002 and 2001, respectively, have been recorded as a component of accumulated other comprehensive loss.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000

         In 2002, the Company, through its wholly owned subsidiary Layne Australia, sold its investment in Ausdrill Limited, a publicly traded company on the Australian Stock Exchange. The investment was classified as available-for-sale and had a cost basis of $3,535,000. The Company recorded a loss on the sale of approximately $3,329,000 in Other, net in the 2002 Consolidated Statements of Income and removed the related net of tax loss of $1,880,000 from accumulated other comprehensive loss in the Consolidated Statements of Stockholders' Equity.

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

         Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 2002 and 2001, because of the relatively short maturity of those instruments. Investments in equity securities are carried at quoted market values. See Note 8 for disclosure regarding the fair value of indebtedness of the Company.

         Consolidated Statements of Cash Flows - Highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered cash equivalents.

         The amounts paid for income taxes and interest are as follows (in thousands):

                                  2002              2001             2000
                                -------           -------          -------
          Income taxes           $3,471            $  582              -
          Interest                4,092             5,632            $4,892

         Supplemental Noncash Transactions -- In 2001 and 2000, the Company issued 1,181 and 5,845 shares of common stock, respectively, and 42,532 and 39,812 stock options, respectively, related to 2000 and 1999 compensation awards. In 2002, the Company did not issue shares of common stock or stock options related to compensation awards.

         Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities (see Note 5).

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000


         Earnings Per Share - Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive.

         Stock-Based Compensation - Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs (see Note 9). Pro forma net income (loss) for 2002, 2001 and 2000, determined as if the SFAS 123 Method had been applied, would have been $155,000, ($6,687,000) and ($8,582,000), respectively. Basic and diluted earnings (loss) per share would have been $.01 for 2002, ($0.57) for 2001 and ($0.74) for 2000.

         Other Comprehensive Loss - Accumulated balances of Other Comprehensive Loss are as follows (in thousands):

                                                                                             Accumulated
                                    Cumulative        Unrealized         Unrecognized           Other
                                   Translation         Loss On               Pension        Comprehensive
                                    Adjustment        Investments         Liability              Loss
                                   -----------        -----------       ------------         -------------
Balance, February 1, 2000          $   (4,561)        $   (1,177)        $         -         $     (5,738)
Period change                          (6,054)              (748)              (373)               (7,175)
                                   ----------         ----------        -----------          ------------
Balance, January 31, 2001             (10,615)            (1,925)              (373)              (12,913)
Period change                            (377)             1,880               (617)                  886
                                   ----------         ----------        -----------         ------------
Balance, January 31, 2002          $  (10,992)        $      (45)        $     (990)        $    (12,027)
                                   ==========         ==========         ===========         ============

         Reclassifications - Certain 2001 and 2000 amounts have been reclassified to conform with the 2002 presentation.

(2)  Acquisitions

       On September 25, 2001, the Company acquired the remaining 50% ownership in West African Drilling Services ("WADS") from its joint venture partner, Ausdrill Limited ("Ausdrill"), effective June 30, 2001. The Company issued a twenty-five month, non-interest-bearing promissory note for $2,500,000 and surrendered, by way of an Ausdrill share repurchase agreement, the 6,014,615 shares of Ausdrill that the Company owned. The promissory note is included in other accrued expenses and other long-term liabilities in the Consolidated Balance Sheets. The shares had a fair value of approximately $206,000. The acquisition has been accounted for using the purchase method of accounting. Had this acquisition taken place as of February 1, 2001, pro forma operating results would not have been significantly different from those reported.

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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000


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

       Had the acquisitions in fiscal 2000 taken place as of February 1, 1999, pro forma operating results would not have been significantly different from those reported.

       The above acquisitions had the following effect on the Company's consolidated financial position (in thousands):

                                                     2002               2001
                                                   -------             -------
         Property and equipment                    $(3,906)            $ 1,328
         Working capital                            (1,389)               (396)
         Intangible and other assets                  (548)                420
         Noncurrent and deferred
               liabilities                           5,843                (461)
                                                   -------             -------
           Total purchase price,
               net of cash acquired                $     -             $   891
                                                   =======             =======

(3) Investments in Foreign Affiliates

         The Company's investments in foreign affiliates are carried at the Company's equity in the underlying net assets plus an additional $4,753,000 as a result of purchase accounting. This additional amount is being amortized over the remaining useful lives of the applicable underlying assets ranging from 20 to 35 years. Accumulated amortization at January 31, 2002 and 2001, was $779,000 and $649,000, respectively. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows:

                                                                  Percentage
                                                                     Owned
                                                                  ------------
          Christensen Chile, S.A. (Chile)                           49.99%
          Christensen Commercial, S.A. (Chile)                      50.00%
          Geotec Boyles Bros., S.A. (Chile)                         49.75%
          Boyles Bros. Diamantina, S.A. (Peru)                      29.49%
          Christensen Commercial, S.A. (Peru)                       50.00%
          Geotec, S.A. (Peru)                                       35.38%
          Boytec, S.A. (Panama)                                     49.99%
          Technidrill, Ltd. (France)                                49.00%
          Christensen Boyles GmbH (Germany)                         33.35%
          Plantel Industrial S.A. (Chile)                           50.00%
          Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)          49.99%
          Geoductos Chile, S.A. (Chile)                             50.00%

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000



          Financial information from foreign affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the Company's foreign affiliates, as of January 31, 2002, 2001 and 2000, and for the years then ended, was as follows (in thousands):

                                  2002                2001             2000
                                 -------             -------          --------
          Total assets           $51,146              $60,526         $57,645
          Total liabilities       13,442               21,741          17,932
          Revenues                61,720               66,217          51,552
          Gross profit             8,401               10,423           6,094
          Operating income         3,905                5,393           1,282
          Net income               1,988                2,392             152

          The Company has transactions and balances with foreign affiliates which resulted in the following amounts being included in the Consolidated Financial Statements as of January 31, 2002, 2001 and 2000, and for the years then ended (in thousands):

                                        2002            2001         2000
                                     -------         -------        ------
          Accounts receivable        $   282          $1,563        $  566
          Notes receivable                 -             149         1,333
          Revenues2,691                3,231           1,374

          Undistributed equity in earnings of foreign affiliates totaled $3,925,000, $3,904,000 and $4,043,000 as of January 31, 2002, 2001 and 2000,
respectively.

(4) Costs and Estimated Earnings on Uncompleted Contracts (in thousands):

                                                        2002            2001
                                                      --------        --------
       Costs incurred on uncompleted contracts        $ 81,057        $ 99,810
       Estimated earnings                               36,178          40,972
                                                      --------        --------
                                                       117,235         140,782
       Less:  Billings to date                         113,742         141,201
                                                      --------        --------
                                                      $  3,493        $   (419)
                                                      ========        ========


       Included in accompanying balance sheets
          under the following captions:
           Costs and estimated earnings in excess
              of billings on uncompleted contracts    $ 11,912        $ 10,371
           Billings in excess of costs and estimated
              earnings on uncompleted contracts         (8,419)        (10,790)
                                                      --------        --------
                                                      $  3,493        $   (419)
                                                      ========        ========

       The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000



(5) Income Taxes

         Income (loss) before income taxes is as follows (in thousands):

                              2002                    2001               2000
                            --------               --------           --------
          Domestic          $ 14,303              $  5,570           $  4,825
          Foreign            (11,023)              (11,232)           (12,235)
                            --------              --------           --------
                            $  3,280              $ (5,662)          $ (7,410)
                            ========              ========           ========

          Components of income tax expense are (in thousands):

                                              2002          2001          2000
                                            -------       -------        -------
          Currently due:
             U.S. federal                   $   462       $   192       $  (118)
             State and local                    263           236          (188)
            Foreign                           1,644         1,344         1,017
                                            -------       -------       -------
                                              2,369         1,772           711
                                            -------       -------       -------
          Deferred:
             U.S. federal                      (896)        2,531           672
             State and local                   (230)         (193)           79
            Foreign                             889        (3,728)       (1,462)
                                            -------       -------       -------
                                               (237)       (1,390)         (711)
                                            -------       -------       -------
                                            $ 2,132       $   382       $  --
                                            =======       =======       =======

          Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects are (in thousands):

                                                        2002                                       2001
                                        ---------------------------------        -----------------------------------
                                         Assets      Liabilities     Total       Assets       Liabilities     Total
                                        -------      -----------    ------      -------       -----------    -------
Contract income                         $ 2,846            -        $2,846      $ 3,415             -       $ 3,415
Accrued insurance
 expense                                  1,271            -         1,271        1,605             -          1,605
Employee compensation                     1,125            -         1,125        1,266             -          1,266
Bad debts                                 1,215            -         1,215        1,323             -          1,323
Inventory                                 1,825      $ (1,293)         532        1,332         $(1,401)         (69)
Other accrued expenses                    3,865          (673)       3,192        5,262            (460)       4,802
                                        -------      --------      -------      -------        --------      -------
       Current                           12,147        (1,966)      10,181       14,203          (1,861)      12,342
                                        -------      --------      -------      -------        --------      -------
Accelerated depreciation                    281        (5,445)      (5,164)         173          (6,524)      (6,351)
Cumulative translation
   adjustment                             6,939             -        6,939        6,648              -         6,648
Accrued insurance
   expense                                2,620             -        2,620        2,322              -         2,322
Unrealized loss on
   investments                               36             -           36        1,284              -         1,284
Employee compensation                     1,041          (618)         423          732            (130)         602
Other                                     1,783        (2,367)        (584)       1,609          (3,491)      (1,882)
                                        -------      --------       -------      -------        -------      -------
       Noncurrent                        12,700        (8,430)       4,270       12,768         (10,145)       2,623
                                        -------      --------      -------      -------        --------      -------
                                        $24,847      $(10,396)     $14,451      $26,971        $(12,006)     $14,965
                                        =======      ========      =======      =======        ========      =======

           The Company has several Australian and African subsidiaries which have generated tax losses. The majority of these losses have been utilized to reduce the Company's U.S. federal and state income tax expense.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000


           At January 31, 2002, undistributed earnings of foreign subsidiaries and foreign affiliates included $13,331,000 for which no U.S. federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

           A reconciliation of the total income tax expense to the statutory federal rate is as follows (in thousands):

                                                   2002                      2001                      2000
                                           ---------------------    -----------------------    ----------------------
                                                       Effective                 Effective                  Effective
                                           Amount        Rate        Amount        Rate        Amount          Rate
                                           ------     ---------      ------     ---------      ------       --------
Income tax at statutory
  rate                                     $1,115       34.0%       $(1,925)      34.0%       $(2,519)        34.0%
State income tax, net of
  federal income tax
  benefit                                      22        0.7            28        (0.5)           (71)         1.0
Difference in tax expense
  resulting from:
  Nondeductible expenses                      420       12.8           465        (8.2)           448         (6.0)
 Unremitted income of
     foreign affiliates                       (53)      (1.6)            3        (0.0)             9         (0.1)
 Taxes on foreign
     operations                               484       14.7         1,752       (30.9)         1,825        (24.6)
Other, net                                    144        4.4            59        (1.1)           308         (4.3)
                                           ------       ----       -------       -----          -------   --------
                                           $2,132       65.0%      $   382        (6.7)%      $     -         -
                                           ======      =====       =======       =====        =======     =======

6) Leases

        Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year from January 31, 2002 are as follows (in thousands):

                     2003                    $5,431
                     2004                     4,423
                     2005                     2,552
                     2006                     1,639
                     2007                     1,001

         Operating leases are primarily for automobiles, light trucks, and office and shop facilities. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $6,475,000, $5,972,000 and $5,163,000 in 2002, 2001 and 2000, respectively.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000



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

         The following table sets forth the plan's funded status as of December 31, 2001 and 2000 (the measurement dates) and the amounts recognized in the Company's Consolidated Balance Sheets at January 31, 2002 and 2001 (in thousands):

                                                                 2002                 2001
                                                               --------            ---------
         Benefit obligation at beginning of year                $ 5,411            $ 5,036
         Service cost                                               163                141
         Interest cost                                              391                404
         Actuarial loss                                             295                247
         Benefits paid                                             (339)              (417)
                                                                -------            -------
         Benefit obligation at end of year                        5,921              5,411
                                                                -------            -------

         Fair value of plan assets at beginning of year           5,037              5,293
         Actual return on plan assets                              (297)               (12)
         Employer contribution                                      448                173
         Benefits paid                                             (339)              (417)
                                                                -------            -------
         Fair value of plan assets at end of year                 4,849              5,037
                                                                -------            -------
         Funded status                                           (1,072)              (374)
         Unrecognized actuarial loss                              1,614                607
         Unrecognized prior services cost                            40                 51
                                                                -------            -------
         Net amount recognized                                  $   582            $   284
                                                                =======            =======

Amounts recognized in the Company's Consolidated Balance Sheets at January 31, 2002 and 2001 (in thousands) consist of:

                                                                  2002             2001
                                                                -------          ------
         Prepaid benefit cost                                   $   582           $  284
         Accrued benefit liability                               (1,654)            (658)
         Intangible asset                                            40               51
         Accumulated other comprehensive loss                     1,614              607
                                                                -------           ------
         Net amount recognized                                  $   582           $  284
                                                                =======           ======

Net periodic pension cost for 2002, 2001 and 2000 includes the following components (in thousands):

                                           2002            2001           2000
                                         -------          ------         ------
         Service cost                     $  163          $  141         $  181
         Interest cost                       391             404            388
         Expected return on assets          (398)           (371)          (346)
         Net amortization                     (7)              3             96
                                          ------          ------         ------
         Net periodic pension cost        $  149          $  177         $  319
                                          ======          ======         ======

       The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset. The unrecognized pension cost

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000


has been recorded as a charge to consolidated stockholders' equity after giving effect to the related future tax benefit.

         The projected benefit obligation for 2002, 2001 and 2000 was computed using a discount rate of 7.25%, 7.75% and 8.0%, respectively, and an estimated long-term rate of return on assets of 8.75%. Benefit level assumptions for 2002, 2001 and 2000 are based on fixed amounts per year of credited service.

         The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $1,285,000, $1,236,000 and $992,000 in 2002, 2001 and 2000, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

         The Company's salaried and certain hourly employees participate in Company-sponsored, defined contribution plans. Company contributions are determined annually at the discretion of the Board of Directors of the Company. Total expense for the Company's portion of these plans was $1,205,000, $1,178,000 and $791,000 in 2002, 2001 and 2000, respectively. Effective January 1, 2000, the Company increased its matching contribution to certain plans to 100% of the employees' deferral contributions that do not exceed 3% of compensation and 50% of the employees' deferral contributions that exceed 3% but do not exceed 5% of compensation (for a maximum matching contribution of 4%). Previously, the maximum matching contribution allowed under the plans was 3%. The Company reserves the right to amend or terminate the plans, but the Company cannot recover contributions already paid.

(8) Indebtedness

         During July 1997, contemporaneously with the acquisition of Stanley Mining Services ("Stanley Acquisition"), an Australian- and African-based drilling contractor, the Company amended its existing credit agreement to provide a reducing revolving credit facility ("Credit Agreement"). As of January 31, 2002, the commitment under the Credit Agreement had been reduced to $57,000,000, less any outstanding letter of credit commitments ($20,000,000 sublimit). The Credit Agreement was used to finance the Stanley Acquisition and refinance the Company's existing indebtedness under a $30,000,000 credit facility, and is available for working capital and capital expenditures and for other general corporate purposes. As of January 31, 2002, letters of credit in an aggregate amount of $4,780,000 had been issued on behalf of the Company. The Credit Agreement will terminate in July 2002 and any borrowings thereunder will mature at that time. Layne Australia is eligible to draw down up to $15,000,000 under the Credit Agreement. The Credit Agreement provides for guarantees by certain of the Company's domestic subsidiaries and contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, payment of dividends, sale of assets or other dispositions, transactions with affiliates, mandatory prepayments based on the proceeds from the sale of assets and debt and equity securities and certain financial maintenance covenants, including among others, minimum interest coverage and maximum leverage ratios. The Credit Agreement provides for interest at variable rates equal to (i) for loans in Australian dollars, an Australian Bill rate plus 1.00% to 1.75% (depending upon debt to capitalization ratios), or (ii) for loans in U.S. dollars, at the Company's option, a Eurodollar rate plus 1.00% to

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000


1.75% (depending upon debt to capitalization ratios), or an alternate reference rate as defined in the Credit Agreement. As of January 31, 2002, outstanding borrowings under the Credit Agreement were $16,500,000, at an average interest rate of 3.381%. The variable interest rates on the outstanding balance approximate the current market rates.

         Maximum borrowings outstanding under the Company's then-existing credit agreements during 2002, 2001 and 2000 were $47,000,000, $53,000,000 and
$44,000,000, respectively, and the average outstanding borrowings were $33,292,000, $47,708,000 and $40,583,000, respectively. The weighted average interest rates were 7.0%, 9.0% and 7.0%, respectively.

         During March 1996, the Company completed the private placement of an unsecured note agreement (subsequently amended) for $25,000,000 ("Senior Notes"). The Senior Notes bear a fixed interest rate of 6.75% and will be due March 15, 2006, with annual installments of $3,571,000 which began March 15, 2000. As of January 31, 2002 and 2001, such interest rate approximates market for similar securities. Financial guarantees and covenants are similar to those in the Credit Agreement.

         Loan costs incurred for securing long-term financing are amortized over the term of the respective loan agreement. Amortization of these costs for 2002, 2001 and 2000 was $312,000, $351,000 and $221,000, respectively. Amortization of loan costs is included in interest expense in the Consolidated Statements of Income.

         In July 2001, outstanding borrowings under the Credit Agreement were reclassified as current liabilities as the agreement will expire within twelve months. The Company intends to negotiate a new credit agreement prior to that time. Debt outstanding as of January 31, 2002 and 2001 was as follows (in thousands):

                                                       2002          2001
                                                     -------       --------
Current maturities of long-term debt:
     Senior notes                                    $ 3,571       $ 3,571
     Revolving credit facility                        16,500             -
                                                     -------         -----
        Total current maturities of long-term debt    20,071         3,571
                                                     -------        ------

Long-term debt:
     Senior notes                                    14,286         17,857
     Revolving credit facility                            -         40,500
                                                     -------       -------
        Total long-term debt                          14,286        58,357
                                                     -------       -------
              Total debt                             $34,357       $61,928
                                                     =======       =======

         As of January 31, 2002, debt outstanding will mature as follows (in thousands):

                           2003               $20,071
                           2004                 3,571
                           2005                 3,571
                           2006                 3,571
                           2007                 3,573
                           Thereafter              -

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000



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

         The Company has reserved 500,000 shares of common stock for issuance under Employee Incentive Compensation Plans. Issuance of shares under the Plans is based on performance as determined annually by a committee appointed by the Company's Board of Directors. During 2001 and 2000, 1,181 and 5,845 shares, respectively, were issued at $4.66 and $5.50 per share, respectively.

         The Company also has two stock option plans which provide for the granting of options to purchase up to an aggregate of 1,900,000 shares of common stock at a price fixed by the Board of Directors or a committee.

         Significant option groups outstanding at January 31, 2002 and related weighted average price and life information follows:

                                                       Average     Remaining
                        Options          Options       Exercise     Life
Grant Date            Outstanding      Exercisable      Price      (Years)
----------            -----------      -----------    ---------   ---------
    8/92               72,164              72,164       $  .882        -
    8/92               58,317              58,317         7.000        -
   12/93              258,317             258,317         6.420        2
    5/94               39,000              39,000         6.375        2
    2/96              135,500             135,500        10.500        4
    4/97               10,998               8,798        11.400        5
    2/98              227,500             182,000        14.000        6
    4/98               18,226              10,936        10.290        6
    4/99              342,039             167,279         5.140        7
    7/99                5,000               2,500         6.063        7
    2/00               35,000              17,500         5.500        8
    4/00               38,107               7,621         3.495        8
    8/00               10,000               2,500         5.125        8
    9/00               75,000              18,750         4.000        3
    5/01               55,000                  -          7.105       10

         All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The options have terms of five to ten years from the date of grant and vest ratably over periods of four to five years. For purposes of pro forma disclosure, the weighted average fair value at the date of grant for options granted during 2002, 2001 and 2000 were $4.16, $2.21 and $3.95 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model. The fair values are based on an

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000


expected life in years equal to the full option term, no dividend yield and the following weighted average assumptions:

                                                          2002               2001                2000
                                                          ----               ----                ----
         Interest rate                                    4.9%               5.0%                6.5%
         Volatility                                        38%                39%                 59%

                                                   Shares Under Option                 Shares Exercisable
                                                 -------------------------        ----------------------------
                                                                  Weighted                            Weighted
                                                   Number         Average          Number of          Average
                                                 of Shares         Price            Shares             Price
                                                 ---------         -----            ------             -----
Stock Option Activity Summary:
Outstanding, February 1, 1999                      991,646         $ 9.391            626,460          $7.344
         Granted                                   454,187           5.111                -
         Canceled                                 (112,235)         10.395            (16,335)
         Vested                                          -              -              99,300
                                                 ---------                           --------
Outstanding, January 31, 2000                    1,333,598           7.862            709,425           7.858
         Granted                                   167,532           4.286                  -
         Canceled                                 (158,401)          7.157            (73,033)
         Vested                                          -               -            175,834
                                                 ---------                           --------
Outstanding, January 31, 2001                    1,342,729           7.352            812,226           7.862
         Granted                                    55,000           7.105                  -
         Canceled                                  (17,561)          6.069             (3,027)
         Vested                                          -             -              171,983
                                                 ---------                           --------
Outstanding, January 31, 2002                    1,380,168         $ 7.358            981,182          $7.780
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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000

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

(11) Operating Segments and Foreign Operations

         Financial information for the Company's operating segments is presented below (in thousands). Intersegment revenues are accounted for based on the fair market value of the products sold or services provided. The Corporate operating loss consists of unallocated corporate expenses, primarily general and administrative functions and incentive compensation. Corporate assets are all assets of the Company not directly associated with an operating segment, and consist primarily of cash, deferred income taxes and investments in foreign affiliates (see Note 3).

                                                     2002                  2001                  2000
                                                  --------             ---------              --------
Revenues
     Water resources                             $ 175,492            $ 170,204             $ 160,956
     Mineral exploration                            57,945               66,153                64,744
     Geoconstruction services                       27,006               38,010                33,103
     Energy services and production                 27,011               21,232                 8,889
     Products and other                             29,823               28,164                23,511
     Intersegment products
      and supply revenues                           (8,889)              (9,770)               (9,758)
                                                 ---------            ---------             ---------
         Total revenues                          $ 308,388            $ 313,993             $ 281,445
                                                 =========            =========             =========

Operating income(loss)
     Water resources                             $  23,675            $  15,857             $  10,984
     Mineral exploration                            (5,653)              (9,149)               (5,479)
     Geoconstruction services                        1,047                5,932                 1,333
     Energy services and production                  1,013               (2,288)               (1,326)
     Products and other                             (1,908)                (679)               (2,879)
     Corporate                                     (12,074)             (11,052)               (5,090)
                                                 ---------            ---------            ---------
         Total operating income(loss)            $   6,100            $  (1,379)            $  (2,457)
                                                 =========            =========             =========

Total Assets
     Water resources                             $  60,802            $  63,888             $  69,336
     Mineral exploration                            76,020               83,368               101,337
     Geoconstruction services                       18,274               23,008                18,631
     Energy services and production                 11,352               13,083                 9,875
     Products and other                             14,165               22,686                20,170
     Corporate                                      21,729               27,835               25,986
                                                 ---------            ---------            ---------
         Total assets                            $ 202,342            $ 233,868             $ 245,335
                                                 =========            =========             =========

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000


                                                                2002                 2001                  2000
                                                             --------             --------              --------
Capital Expenditures
     Water resources                                       $   2,967            $   4,245             $   3,922
     Mineral exploration                                       5,263                5,144                 5,907
     Geoconstruction services                                    986                2,275                 1,297
     Energy services and production                            1,611                2,373                 1,440
     Products and other                                           29                   99                   105
     Corporate                                                   349                  166                   145
                                                           ---------             ---------            ---------
         Total                                             $  11,205            $  14,302             $  12,816
                                                           =========             =========            =========

Depreciation and Amortization
     Water resources                                       $   5,260            $   5,882             $   6,836
     Mineral exploration                                       8,731               11,273                12,711
     Geoconstruction services                                  2,127                2,015                 1,659
     Energy services and production                            1,665                1,437                   934
     Products and other                                          240                  563                   732
     Corporate                                                   137                  167                   144
                                                           ---------            ---------             ---------
         Total                                             $  18,160            $  21,337             $  23,016
                                                           =========            =========             =========

Geographic Information:
Revenues
     North America                                         $ 262,485            $ 269,468             $ 239,419
     Africa/Australia                                         41,390               38,583                37,193
     Other foreign                                             4,513                5,942                 4,833
                                                           ---------            ---------             ---------
         Total revenues                                    $ 308,388            $ 313,993             $ 281,445
                                                           =========            =========             =========

         Of the Products and other sales to unaffiliated customers, approximately $640,000, $1,884,000 and $2,117,000 in 2002, 2001 and 2000,
respectively, were export sales, principally to Latin America.

         On August 8, 2001, the Company signed a definitive agreement to sell its Christensen Products business to a subsidiary of Atlas Copco. The Company received $8,165,000 in the third quarter and recorded a gain on the sale of $3,991,000. The gain is recorded in Other, net in the Company's Consolidated Statements of Income. As part of the definitive agreement, the Company agreed to repurchase certain inventory items that remain unsold by Atlas Copco as of August 8, 2002. The repurchase obligation of approximately $1,600,000 was recorded in connection with the sale. Approximately $1,800,000 in additional cash was received on February 1, 2002 upon the sale of certain assets and inventory at book value. After the Christensen Products plant is closed during the first quarter of fiscal 2003, the Company intends to sell the land and building which has a net book value of $3,378,000 at January 31, 2002.

         Products and other segment revenues for the years ended January 31, 2002, 2001 and 2000, respectively, include $13,531,000, $12,280,000 and
$9,672,000 of revenue from Christensen Products. Intersegment revenues for the year ended January 31, 2002, 2001 and 2000, respectively, include $5,282,000, $5,912,000 and $5,341,000 from Christensen Products. Products and other segment operating loss for the year ended January 31, 2002, 2001 and 2000, respectively, includes ($1,745,000), ($723,000) and ($1,979,000) from Christensen Products.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2002, 2001 and 2000

         Operating income for 2002, 2001 and 2000, respectively, includes $53,000, $2,313,000 and $177,000 of expenses related to the Company's oil and gas exploration activities in the Gulf of Mexico region of the United States.

(12) New Accounting Pronouncements

         The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations;" SFAS No. 142, "Goodwill and Other Intangible Assets;" SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations after July 1, 2001, and was applied to the Company's acquisition of the remaining 50% of WADS (see Note 2). SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill should be amortized over their useful lives. SFAS No. 142 is effective for the Company's fiscal year beginning February 1, 2002. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for the Company's fiscal year beginning February 1, 2003. SFAS No. 144 supercedes SFAS No. 121 and establishes accounting standards for long-lived assets to be disposed of. SFAS No. 144 is effective for the Company's fiscal year beginning February 1, 2002. Management is currently assessing the impact SFAS Nos. 143 and 144 will have on the Company's results of operations, but does not expect a material effect. The adoption of SFAS No. 142 will result in the Company ceasing to amortize goodwill, the expense of which totaled $1,125,000 in 2002. Management is currently assessing the additional impact of adoption of SFAS No. 142.

(13)     Quarterly Results (Unaudited)

         Unaudited quarterly financial data are as follows (thousands of dollars, except per share data):

2002:                                      First            Second             Third         Fourth
                                         ---------         --------           -------       --------
     Revenues                               $79,832          $80,114          $76,217         $72,225
     Gross profit                            20,896           21,643           21,537          19,861
     Net income (loss)                          162              639              698            (421)
     Basic and diluted income
         (loss) per share                      0.01             0.05             0.06           (0.04)

                                            First            Second           Third            Fourth
                                          ---------         --------         --------         --------
2001:
     Revenues                              $75,546         $76,800           $82,475          $79,172
     Gross profit                           18,092          19,660            20,803           20,160
     Net income (loss)                      (2,942)         (1,508)            156           (1,632)
     Basic and diluted income (loss)
         per share                           (0.25)          (0.13)           0.01            (0.14)

                                                                     SCHEDULE II

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)



                                                                Addition
                                                  -----------------------------------
                                         Balance at     Charged to        Charged to
                                        Beginning      Costs and           Other                                        Balance at
 Description                            of Period       Expenses          Accounts        Deductions     Other         End of Period
 -----------                            ---------       --------          --------        ----------     -----         -------------

Allowance for customer receivables
   Fiscal year ended January 31, 2000   $3,064           $ 952              $661        $(1,240)           -              $3,437
   Fiscal year ended January 31, 2001    3,437           1,098               730         (1,755)           -               3,510
   Fiscal year ended January 31, 2002    3,510           1,932               726         (2,572)                           3,596

Reserves for Inventories:
   Fiscal year ended January 31, 2000    4,158                                             (677)           -               3,481
   Fiscal year ended January 31, 2001    3,481             250                              (58)           -               3,673
   Fiscal year ended January 31, 2002    3,673           3,210                           (1,686)                           5,197




Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 30, 2002, (i) contains, under the caption "Election of Directors," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees"), and (ii) contains, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Item 11. Executive Compensation

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held May 30, 2002, contains, under the caption "Executive Compensation and Other Information," the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Report of Board of Directors and Compensation Committee on Executive Compensation" and "Company Performance").

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 30, 2002, contains, under the caption "Ownership of Layne Christensen Common Stock," the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.


Item 13. Certain Relationships and Related Transactions

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 30, 2002, contains, under the captions "Executive Compensation and Other Information-Certain Change-In-Control Agreements," and "Certain Transactions - Transactions with Management," the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

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


          10(9)          -    Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant's Registration Statement (File
                              No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

       **10(10)          -    Form of Subscription Agreement for management of the Company
                              (filed with Amendment No. 3 to the Registrant's Registration
                              Statement (File No. 33-48432) as Exhibit 10(16) and incorporated herein by reference)

       **10(11)          -    Form of Subscription Agreement between the Company and Robert J.
                              Dineen (filed with Amendment No. 3 to the Registrant's
                              Registration Statement (File No. 33-48432) as Exhibit 10(17)and
                              incorporated herein by reference)

         10(12)          -    Amended and Restated Credit Agreement, dated as of July 25,
                              1997, among the Company, Layne Christensen Australia Pty
                              Limited, National Trust and Savings Association, various
                              financial institutions, Bank of America, as Letter of Credit
                              Issuer, and Bank of America National Trust and Savings
                              Association, as Agent ("Credit Agreement") (filed with Amendment
                              No. 3 to the Company's Form S-2 Registration Statement (File No.
                              333-29581) as Exhibit 10(12) and incorporated herein by this reference)

       10(12.1)          -    First Amendment to the Credit Agreement dated December 5, 1997
                              (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as
                              Exhibit 4(4.1) and incorporated herein by this reference)

       10(12.2)          -    Second Amendment to the Credit Agreement dated February 23, 1998
                              (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as
                              Exhibit 4(4.2)and incorporated herein by this reference)

       10(12.3)          -    Third Amendment to the Credit Agreement dated October 16, 1998
                              (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as
                              Exhibit 4(4.3) and incorporated herein by this reference)

       10(12.4)          -    Fourth Amendment to the Credit Agreement dated as of April 20,
                              1999 (filed with the Company's Form 10-Q for the quarter ended
                              April 30, 1999 (File No. 0-20578) as Exhibit 4(1) and
                              incorporated herein by reference)

       10(12.5)          -    Fifth Amendment to the Credit Agreement dated as of February 14,
                              2000 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2000 (File No. 0-20578), as
                              Exhibit 4(4.5) and incorporated herein by this reference)




       **10(13)          -    Letter Agreement between Andrew B. Schmitt and the Company dated
                              October 12, 1993 (filed with the Company's Annual Report on Form
                              10-K for the fiscal year ended January 31, 1995 (File No.
                              0-20578) as Exhibit 10(13) and incorporated herein by reference)

         10(14)          -    Note Agreement dated as of March 15, 1996, between the Company and Massachusetts Mutual Life Insurance Company ("Purchaser")
                              for the issuance and sale to Purchaser of $25,000,000 aggregate principal amount of 6.75% Senior Notes due March 15, 2006 (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit
                              10(14) and incorporated herein by this reference)

         10(15)          -    Amendment to Note Agreement, dated as of July 25, 1997, between the Company and Massachusetts Mutual Life Insurance Company
                              (filed with Amendment No. 3 to the Company's Form S-2
                              Registration Statement (File No. 333-29581) as Exhibit 10(14)
                              and incorporated herein by this reference)

       **10(16)          -    Form of Incentive Stock Option Agreement between the Company and management of the Company (filed with the Company's Annual
                              Report on Form 10-K for the fiscal year ended January 31, 1996
                              (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

         10(17)          -    Registration Rights Agreement, dated as of November 30, 1995, between the Company and Marley Holdings, L.P. (filed with the
                              Company's Annual Report on Form 10-K for the fiscal year ended
                              January 31, 1996 (File No. 0-20578), as Exhibit 10(17) and
                              incorporated herein by this reference)

         10(18)          -    Stockholders Agreement, dated as of December 28, 1995, among the
                              Company, Marley Holdings, L.P., Greylock Investments Limited
                              Partnership and certain other stockholders of the Registrant identified therein (filed with the Company's Annual Report on
                              Form 10-K for the fiscal year ended January 31, 1996 (File No.
                              0-20578), as Exhibit 10(18) and incorporated herein by this reference)

       **10(19)          -    Form of Stock Option Agreement between the Company and
                              Management of the Company effective February 1, 1998 (filed with the Company's Form 10-Q for the quarter ended April 30, 1998
                              (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

       **10(20)          -    Form of Incentive Stock Option Agreement between the Company and
                              Management of the Company effective April 20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30, 1999
                              (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

       **10(21)          -    Form of Non Qualified Stock Option Agreement between the Company
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

                                        LAYNE CHRISTENSEN COMPANY

                                        By  /s/ Andrew B. Schmitt
                                            -----------------------------------
                                            Andrew B. Schmitt
                                            President and
Dated: April 4, 2002                        Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature and Title                                           Date


/s/ Andrew B. Schmitt                                            April 4, 2002
--------------------------------------------------------
Andrew B. Schmitt
     President, Chief Executive Officer
     and Director
     (Principal Executive Officer)

/s/ Jerry W. Fanska                                              April 4, 2002
--------------------------------------------------------
Jerry W. Fanska
     Vice President--Finance and Treasurer
     (Principal Financial and Accounting Officer)

/s/ Robert J. Dineen                                             April 4, 2002
--------------------------------------------------------
Robert J. Dineen
     Director

/s/ Edward A. Gilhuly                                            April 4, 2002
--------------------------------------------------------
Edward A. Gilhuly
     Director

/s/ Todd A. Fisher                                               April 4, 2002
--------------------------------------------------------
Todd A. Fisher
     Director

/s/ Donald K. Miller                                             April 4, 2002
--------------------------------------------------------
Donald K. Miller
     Director

/s/ Sheldon R. Erikson                                           April 4, 2002
--------------------------------------------------------
Sheldon R. Erikson
     Director

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

     4(4.5)       Fifth Amendment to the Credit Agreement dated as of February
                  14, 2000 (Filed with the Registrant's Annual





                  Report on Form 10-K for the fiscal year ended January 31, 2000
                  (File No. 0-20578), as Exhibit 4(4.5) and incorporated
                  herein by this reference)                                                                   *

       4(5)       Note Agreement dated as of March 15, 1996, between
                  the Company and Massachusetts Mutual Life Insurance Company
                  ("Purchaser") for the issuance and sale to Purchaser of
                  $25,000,000 aggregate principal amount of 6.75% Senior Notes due March 15, 2006 (filed with the Company's Annual Report on
                  Form 10-K for the fiscal year ended January 31, 1996 (File No.
                  0-20578), as Exhibit 10(14) and incorporated herein by this
                  reference                                                                                   *

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

10(12.5)          Fifth Amendment to the Credit Agreement dated as of February
                  14, 2000 (Filed with the Registrant's Annual Report on Form
                  10-K for the fiscal year ended January 31, 2000 (File No.
                  0-20578), as Exhibit 4(4.5) and incorpo- rated herein by this
                  reference)                                                                                  *

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

  10(21)          Form of Non Qualified Stock Option Agreement between the
                  Company and Management of the Company effective as of April
                  20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and
                  incorporated herein by reference)                                                           *

   11(1)          Statement regarding Computation of per share earnings                                      67

   22(1)          List of Subsidiaries                                                                       68

   23(1)          Consent of Deloitte & Touche LLP                                                           69


---------------------------
* Incorporated herein by reference.