Form 10-Q
period 2002-04-30
LAYNE CHRISTENSEN CO
filed 2002-05-30
CIK 888504

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2002

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                                  ------------

                         Commission File Number 33-48432


                            Layne Christensen Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     48-0920712
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


1900 Shawnee Mission Parkway, Mission Woods, Kansas                    66205
---------------------------------------------------                  ----------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X].   No [ ] .

         There were 11,707,694 shares of common stock, $.01 par value per share, outstanding on May 23, 2002.

                                     PART I

ITEM 1.       Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                                       April 30,               January 31,
                                                                                         2002                      2002
                                                                                        ------                    ------
                                                                                      (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                                       $      3,460              $      2,983
   Customer receivables, less allowance
     of $3,812 and $3,596, respectively                                                  51,990                    43,603
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                                                   12,733                    11,912
   Inventories                                                                           20,623                    21,885
   Deferred income taxes                                                                 11,415                    10,181
   Income taxes receivable                                                                1,029                     3,074
   Other                                                                                  2,657                     2,738
                                                                                   ------------              ------------
              Total current assets                                                      103,907                    96,376
                                                                                   ------------              ------------

Property and equipment:
   Land                                                                                   7,989                     8,163
   Buildings                                                                             16,322                    16,112
   Machinery and equipment                                                              162,343                   162,967
                                                                                   ------------              ------------
                                                                                        186,654                   187,242
   Less - Accumulated depreciation                                                     (129,948)                 (128,460)
                                                                                   ------------              ------------
     Net property and equipment                                                          56,706                    58,782
                                                                                   ------------              ------------

Other assets:
   Investment in foreign affiliates                                                      19,444                    19,504
   Goodwill and other intangible assets,
     at cost less accumulated amortization                                               23,178                    22,284
   Deferred income taxes                                                                  3,334                     4,270
   Other                                                                                  1,241                     1,126
                                                                                   ------------              ------------
              Total other assets                                                         47,197                    47,184
                                                                                   ------------              ------------
                                                                                   $    207,810              $    202,342
                                                                                   ============              ============

                 See Notes to Consolidated Financial Statements.


                                                                   - Continued -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                 (in thousands, except share and per share data)

                                                                                     April 30,                January 31,
                                                                                        2002                       2002
                                                                                     --------                   --------
                                                                                    (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                $     18,880              $     16,762
   Current maturities of long-term debt                                                  27,571                    20,071
   Accrued compensation                                                                  10,321                    14,785
   Accrued insurance expense                                                              6,974                     5,794
   Other accrued expenses                                                                 9,796                    10,983
   Income taxes payable                                                                   5,355                     4,049
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                                                   10,624                     8,419
                                                                                   ------------              ------------
           Total current liabilities                                                     89,521                    80,863
                                                                                   ------------              ------------

Noncurrent and deferred liabilities:
   Long-term debt                                                                        10,714                    14,286
   Accrued insurance expense                                                              5,829                     6,358
   Other                                                                                  3,915                     4,287
   Minority interest                                                                        727                       656
                                                                                   ------------              ------------
           Total noncurrent and deferred liabilities                                     21,185                    25,587
                                                                                   ------------              ------------

Contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share,
     5,000,000 shares authorized, none issued and
     outstanding                                                                           --                        --
   Common stock, par value $.01 per share, 30,000,000
     shares authorized, 11,707,694 shares issued
     and outstanding                                                                        117                       117
   Capital in excess of par value                                                        83,603                    83,605
   Retained earnings                                                                     24,553                    24,302
   Accumulated other comprehensive loss                                                 (11,124)                  (12,027)
   Notes receivable from management stockholders                                            (45)                     (105)
                                                                                   ------------              ------------
           Total stockholders' equity                                                    97,104                    95,892
                                                                                   ------------              ------------
                                                                                   $    207,810              $    202,342
                                                                                   ============              ============

                 See Notes to Consolidated Financial Statements.


                                                                   - Concluded -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                                                     Three Months
                                                                                     Ended April 30,
                                                                                      (unaudited)
                                                                         --------------------------------------
                                                                               2002                   2001
                                                                         ---------------        ---------------

Revenues                                                                 $        71,842        $        79,832
Cost of revenues (exclusive of depreciation
   shown below)                                                                   52,293                 58,936
                                                                         ---------------        ---------------
Gross profit                                                                      19,549                 20,896
Selling, general and administrative expenses                                      14,600                 14,061
Depreciation and amortization                                                      3,876                  4,885
                                                                         ---------------        ---------------
Operating income                                                                   1,073                  1,950
Other income (expense):
   Equity in earnings (losses) of foreign
     affiliates                                                                      272                   (299)
   Interest                                                                         (601)                (1,275)
   Other, net                                                                        (51)                   436
                                                                         ---------------        ---------------
Income before income taxes                                                           693                    812
Income tax expense                                                                   409                    569
Minority interest, net of income taxes                                               (33)                   (81)
                                                                         ---------------        ---------------
Net income                                                               $           251        $           162
                                                                         ===============        ===============

Basic and diluted income per share                                       $          0.02        $          0.01
                                                                         ===============        ===============

Weighted average shares outstanding                                           11,758,000             11,758,000
Dilutive stock options                                                           409,000                120,000
                                                                         ---------------        ---------------
                                                                              12,167,000             11,878,000
                                                                         ===============        ===============

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                                           Three Months
                                                                                           Ended April 30,
                                                                                             (unaudited)
                                                                               --------------------------------------
                                                                                   2002                      2001
                                                                               ------------              ------------
Cash flow from operating activities:
   Net income                                                                  $        251              $        162
   Adjustments to reconcile net income to cash
     from operations:
       Depreciation and amortization                                                  3,876                     4,885
       Deferred income taxes                                                           (896)                       60
       Equity in (earnings) losses of foreign affiliates                               (272)                      299
       Dividends received from foreign affiliates                                       333                       221
       Minority interest                                                                (33)                      125
       (Gain) loss from disposal of property and equipment                             (129)                       56
       Changes in current assets and liabilities:
           Increase in customer receivables                                          (8,252)                   (4,168)
           Increase in costs and estimated earnings in
              excess of billings on uncompleted contracts                              (810)                     (922)
           Increase in inventories                                                     (117)                     (374)
           Decrease in other current assets                                           1,765                       962
           Decrease in accounts payable and accrued expenses                           (646)                   (1,611)
           Increase in billings in excess of costs and
              estimated earnings on uncompleted contracts                             2,198                     1,106
       Other, net                                                                      (791)                   (1,213)
                                                                               ------------              ------------
           Cash used in operating activities                                         (3,523)                     (412)
                                                                               ------------              ------------
Cash flow from investing activities:
   Additions to property and equipment                                               (1,973)                   (2,438)
   Proceeds from disposal of property and equipment                                     431                       377
   Proceeds from sale of business                                                     1,800                      --
                                                                               ------------              ------------
     Cash from (used in) investing activities                                           258                    (2,061)
                                                                               ------------              ------------
Cash flow from financing activities:
   Net borrowings under revolving facility                                            7,500                     6,500
   Repayment of long-term debt                                                       (3,572)                   (3,571)
   Payments on notes receivable from management
     stockholders                                                                        60                        11
                                                                               ------------              ------------
     Cash from financing activities                                                   3,988                     2,940
                                                                               ------------              ------------
Effects of exchange rate changes on cash                                               (246)                      320
                                                                               ------------              ------------
Net increase in cash and cash equivalents                                               477                       787
Cash and cash equivalents at beginning of period                                      2,983                     3,421
                                                                               ------------              ------------
Cash and cash equivalents at end of period                                     $      3,460              $      4,208
                                                                               ============              ============

                 See Notes to Consolidated Financial Statements.

                            LAYNE CHRISTENSEN COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the "Company"). All significant intercompany transactions have been eliminated. Investments in affiliates (33% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for on the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2002 as filed in its Annual Report on Form 10-K.

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

Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effective tax rate in excess of the statutory federal rate for the three months ended April 30, 2002 and 2001 was a result of the impact of non-deductible expenses and the tax treatment of certain foreign operations.

Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS NO. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective February 1, 2002. The adoption of SFAS No. 142 resulted in the Company ceasing to amortize goodwill, the expense of which totaled $282,000 for the three months ended April 30, 2001. Management is in the process of completing the initial impairment assessment required by SFAS No. 142. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations, or cash flow of the Company.

The amounts (refunded) paid for income taxes and interest are as follows (in thousands):


                                                         Three Months Ended April 30,
                                                         ----------------------------
                                                          2002                    2001
                                                         ------                  ------
          Income taxes                                  (2,111)               $      146
          Interest                                         831                     1,891

Reclassifications - Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

2.       Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):

                                                                                      As of
                                                                      -----------------------------------
                                                                       April 30,               January 31,
                                                                         2002                      2002
                                                                      ----------                 --------
          Raw materials                                               $      262                $      275
          Work in process                                                     66                       541
          Finished products, parts and supplies                           20,295                    21,069
                                                                      ----------                ----------
                 Total                                                $   20,623                $   21,885
                                                                      ==========                ==========

3.       Indebtedness

During July 1997, the Company amended its existing credit agreement to provide a reducing revolving credit facility ("Credit Agreement"). As of April 30, 2002, the commitment had been reduced to $53,500,000, less any outstanding letter of credit commitments ($20,000,000 sublimit). The Company's Credit Agreement will terminate in July 2002 and any borrowings thereunder will mature at that time. During March 1996, the Company completed the private placement of an unsecured note agreement for $25,000,000 ("Senior Notes"). The Senior Notes bear a fixed interest rate of 6.75% and are due in annual installments of $3,571,000, which began on March 15, 2000.

In July 2001, outstanding borrowings under the Credit Agreement were reclassified as current liabilities as the agreement will expire on July 31, 2002. The Company intends to negotiate a new credit agreement prior to that time. Debt outstanding as of April 30 and January 31, 2002 was as follows (in thousands):

                                                                       April  30,               January 31,
                                                                           2002                     2002
                                                                      ------------              ------------
Current maturities of long-term debt:
     Senior notes                                                     $      3,571              $      3,571
     Revolving credit facility                                              24,000                    16,500
                                                                      ------------              ------------
         Total current maturities of long-term debt                         27,571                    20,071
                                                                      ------------              ------------
Long-term debt:
     Senior notes                                                           10,714                    14,286
                                                                      ------------              ------------
         Total long-term debt                                               10,714                    14,286
                                                                      ------------              ------------
            Total debt                                                $     38,285              $     34,357
                                                                      ============              ============

4.       Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

                                                                                   Three Months
                                                                                  Ended April 30,
                                                                       ---------------------------------------
                                                                            2002                      2001
                                                                       ------------              -------------
Net income                                                             $        251              $        162
Other comprehensive income (loss), net of taxes;
     Foreign currency translation adjustments                                   938                      (896)
     Unrealized loss on available for sale
       investments                                                              (35)                     (272)
     Change in unrecognized pension liability                                  --                           1
                                                                       ------------              ------------
     Other comprehensive income (loss)                                 $      1,154              $     (1,005)
                                                                       ============              ============

The components of accumulated other comprehensive loss for the three months ended April 30, 2002 are as follows (in thousands):

                                                                                                    Accumulated
                                            Cumulative         Unrealized        Unrecognized           Other
                                           Translation           Loss On            Pension         Comprehensive
                                            Adjustment        Investments         Liability              Loss
                                           -----------        -----------       ------------         ----------
Balance, February 1, 2002                  $   (10,992)       $       (45)       $      (990)        $   (12,027)
Period Change                                      938                (35)              --                   903
                                           -----------        -----------        -----------         -----------
Balance, April 30, 2002                    $   (10,054)       $       (80)       $      (990)        $   (11,124)
                                           ===========        ===========        ===========         ===========

5.       Operating Segments

The Company is a multinational company which provides sophisticated services and related products to a variety of markets. The Company is organized into discrete divisions based on its primary product lines. The Company's reportable segments are defined as follows:

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

Products and Other

This grouping includes the Company's supply operation which distributes drilling equipment, parts and supplies and other miscellaneous operations which do not fall into the above divisions. Historically, it has also included a manufacturing operation producing diamond drilling rigs, diamond bits, core barrels and drill rods ("Christensen Products"). On August 8, 2001, the Company sold its Christensen Products business to a subsidiary of Atlas Copco.

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

                                                                                 Three Months
                                                                               Ended April 30,
                                                                 ---------------------------------------
                                                                      2002                     2001
                                                                 ------------             --------------
Revenues
     Water resources                                             $     42,278              $     40,226
     Mineral exploration                                               12,904                    16,103
     Geoconstruction services                                           8,415                     8,540
     Energy services and production                                     5,502                     9,486
     Products and other                                                 3,637                     7,869
     Intersegment products
      and supply revenues                                                (894)                   (2,392)
                                                                 ------------              ------------
         Total revenues                                          $     71,842              $     79,832
                                                                 ============              ============

Operating income(loss)
     Water resources                                             $      5,863              $      5,236
     Mineral exploration                                                 (566)                   (1,078)
     Geoconstruction services                                           1,364                     1,055
     Energy services and production                                      (959)                      737
     Products and other                                                  (472)                       12
     Corporate                                                         (4,157)                   (4,012)
                                                                 ------------              ------------
         Total operating income                                  $      1,073              $      1,950
                                                                 ============              ============


                                                                 Three Months
                                                                Ended April 30,
                                                     --------------------------------------
                                                        2002                       2001
                                                     ----------                ------------
Geographic Information:
Revenues
  North America                                      $     61,025              $     68,188
  Africa/Australia                                          9,358                    10,781
  Other foreign                                             1,459                       863
                                                     ------------              ------------
    Total revenues                                   $     71,842              $     79,832
                                                     ============              ============

On August 8, 2001, the Company signed a definitive agreement to sell its Christensen Products business to a subsidiary of Atlas Copco. The Company received $8,165,000 in the third quarter of last year and recorded a gain on the sale of $3,991,000. As part of the definitive agreement, the Company agreed to repurchase certain inventory items that remain unsold by Atlas Copco as of August 8, 2002. The repurchase obligation of approximately $1,600,000 was recorded in connection with the sale. Approximately $1,800,000 in additional cash was received on February 1, 2002 upon the sale of certain assets and inventory at book value. The Company intends to sell the land and building which have a net book value of $3,361,000 at April 30, 2002.

Products and other segment revenues for the three months ended April 30, 2002, and 2001, respectively, include $561,000 and $3,282,000 of revenue from Christensen Products. Intersegment revenues for the three months ended April 30, 2002 and 2001, respectively, include $106,000 and $1,443,000 from Christensen Products. Products and other segment operating income (loss) for the three months ended April 30, 2002 and 2001, respectively, includes ($325,000) and $105,000 from Christensen Products. Amounts related to Christensen Products for the three months ended April 30, 2002 were primarily the result of residual manufacturing orders completed during the period and increased costs associated with a longer than expected closing of the Christensen Products plant.

Operating income for the three months ended April 30, 2002 and 2001, respectively, includes $595,000 and $17,000 of expenses related to the Company's oil and gas exploration activities in the Gulf of Mexico region of the United States.

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

                                                                    Three Months
                                                                        Ended
                                                                      April 30,         Period-to-Period
                                                               ---------------------         Change
                                                               2002            2001        Three Months
                                                               ----            ----       --------------
Revenues:
   Water resources                                             58.8%           50.4%            5.1%
   Mineral exploration                                         18.0            20.2           (19.9)
   Geoconstruction services                                    11.7            10.7            (1.5)
   Energy services and production                               7.7            11.9           (42.0)
   Products and other                                           3.8             6.8           (49.9)
                                                              -----           -----
       Total net revenues                                     100.0%          100.0%          (10.0)
                                                              =====           =====
Cost of revenues                                               72.8            73.8           (11.3)
                                                              -----           -----
Gross profit                                                   27.2            26.2            (6.4)
Selling, general and administrative
   expenses                                                    20.3            17.6             3.8
Depreciation and amortization                                   5.4             6.1           (20.7)
                                                              -----           -----
Operating income                                                1.5             2.5           (45.0)
Other income (expense):
   Equity in earnings (losses) of
       foreign affiliates                                       0.4            (0.4)             *
   Interest                                                    (0.8)           (1.6)          (52.9)
   Other, net                                                  (0.1)            0.5              *
                                                              -----           -----
Income before income taxes and
   minority interest                                            1.0             1.0           (14.7)
Income tax expense                                              0.6             0.7           (28.1)
Minority interest, net of income taxes                         --              (0.1)             *
                                                              -----           -----
Net income                                                      0.4%            0.2%           54.9%
                                                              =====           =====

----------------------------
*    Not meaningful.

Results of Operations
---------------------

Revenues for the three months ended April 30, 2002 decreased $7,990,000, or 10.0%, to $71,842,000 compared to $79,832,000 the same period last year. See further discussion of results of operations by division below.

Gross profit as a percentage of revenues was 27.2% for the three months ended April 30, 2002 compared to 26.2% for the three months ended April 30, 2001. The increase in gross profit was primarily attributable to improved pricing and margins at the Company's domestic water locations.

Selling, general and administrative expenses increased to $14,600,000 for the three months ended April 30, 2002 compared to $14,061,000 for the three months ended April 30, 2001. The increase was primarily a result of start-up expenses related to Layne Water Development and Storage and the Company's coalbed methane business development activities.

Depreciation and amortization decreased to $3,876,000 for the three months ended April 30, 2002 compared to $4,885,000 for the same period last year. The decrease in depreciation and amortization was the result of reduced asset values associated with the purchase method of accounting for the remaining 50% interest in West African Drilling Services ("WADS"). The decrease is also partially attributable to the Company ceasing to amortize goodwill upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

Interest expense decreased to $601,000 for the three months ended April 30, 2002 compared to $1,275,000 for the three months ended April 30, 2001. The decrease was primarily a result of decreases in the Company's average borrowings and in interest rates for the period.

Income tax expense of $409,000 was recorded for the three months ended April 30, 2002, compared to $569,000 for the same period last year. The effective rate in excess of the statutory federal rate for the periods was a result of the impact of nondeductible expenses and the tax treatment of certain foreign operations.

WATER RESOURCES DIVISION
(in thousands)
                                              Three months ended
                                                    April 30,
                                            2002              2001
                                            ----              ----
Revenues                                   $42,278          $40,226
Operating income                             5,863            5,236

Water resources revenue increased 5.1% to $42,278,000 from $40,226,000 for the three months ended April 30, 2002 and 2001. The increase in revenue was primarily attributable to increased demand for the Company's services due to drought conditions and increased infrastructure needs created by population growth in the western United States.

Operating income for the water resources division increased 12.0% to $5,863,000 for the three months ended April 30, 2002, compared to $5,236,000 for the three months ended April 30, 2001. The increase in operating income was primarily attributable to improved pricing and margins at the Company's domestic water supply locations.

MINERAL EXPLORATION DIVISION
(in thousands)
                                              Three months ended
                                                    April 30,
                                            2002              2001
                                            ----              ----
Revenues                                  $12,904           $16,103
Operating loss                               (566)           (1,078)

Mineral exploration revenues decreased 19.9% to $12,904,000 from $16,103,000 for the three months ended April 30, 2002 and 2001. The decrease in revenue was primarily a result of continued softness in most exploration markets served by the Company.

The operating loss for the mineral exploration division was $566,000 for the three months ended April 30, 2002, compared to an operating loss of $1,078,000 for the three months ended April 30, 2001. The reduced loss in the division was primarily the result of improved margins and reduced depreciation expenses attributable to the WADS purchase and the result of ceasing to amortize goodwill upon adoption of SFAS No. 142.

GEOCONSTRUCTION SERVICES DIVISION
(in thousands)
                                                Three months ended
                                                     April 30,
                                             2002                2001
                                             ----                ----
Revenues                                    $8,415              $8,540
Operating income                             1,364               1,055

Geoconstruction services revenues were essentially flat at $8,415,000 for the three months ended April 30, 2002, compared to $8,540,000 for the three months ended April 30, 2001.

The geoconstruction services division had operating income of $1,364,000 for the three months ended April 30, 2002, compared to $1,055,000 for the three months ended April 30, 2001. The increase in operating income was primarily attributable to cost reduction measures implemented late in fiscal 2002.

ENERGY SERVICES AND PRODUCTION DIVISION
(in thousands)
                                                Three months ended
                                                     April 30,
                                             2002                2001
                                             ----                ----
Revenues                                    $5,502              $9,486
Operating income (loss)                       (959)                737

Energy services revenues decreased 42.0% to $5,502,000 for the three months ended April 30, 2002, compared to revenues of $9,486,000 for the three months ended April 30, 2001. The decrease was primarily the result of decreased exploration activity due to unusually warm temperatures during the Canadian drilling season and depressed market conditions in the Gulf of Mexico region of the United States.

The operating loss for the energy services and production division was $959,000 for the three months ended April 30, 2002, compared to operating income of $737,000 for the three months ended April 30, 2001. The decrease in operating profit was the result of expenses related to the Company's oil and gas exploration activities, the Company's coalbed methane business development efforts, start-up expenses for a new service location in Louisiana and reduced profit in Canada associated with lower volume.

PRODUCTS AND OTHER
(in thousands)
                                              Three months ended
                                                   April 30,
                                            2002              2001
                                            ----              ----
Revenues                                  $2,743             $5,477
Operating income (loss)                     (472)                12

Products and other sales decreased 49.9% to $2,743,000 for the three months ended April 30, 2002, compared to $5,477,000 for the three months ended April 30, 2001. The decrease in sales was primarily the result of the sale of Christensen Products to a subsidiary of Atlas Copco in the third quarter of last year.

Operating loss for products and other was $472,000 for the three months ended April 30, 2002, compared to operating income of $12,000 for the three months ended April 30, 2001. The operating loss was primarily the result of costs associated with the longer than expected closing of the Christensen Products plant.

Changes in Financial Condition
------------------------------

Cash used in operations was $3,523,000 for the three months ended April 30, 2002 compared to $412,000 used for the same period last year. The increase in cash used in operations is primarily attributable to increased working capital requirements during the period which were funded by borrowings under the Company's available credit agreement.

The Company believes that borrowings from its available credit agreement and cash from operations will be sufficient for the Company's seasonal cash requirements and to fund its budgeted capital expenditures for at least the balance of the fiscal year.

Critical Accounting Policies and Estimates
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgements, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our accounting policies are more fully described in Note 1 to the financial statements, located elsewhere in this Form 10-Q and in our Annual Report on Form

10-K for the year ended January 31, 2002. We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not all inclusive.

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

Goodwill and Other Intangibles - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which is effective for the Company as of February 1, 2002. SFAS No. 142 substantially changes the accounting for goodwill, requiring that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead periodically be tested for impairment. This statement also requires that within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption. If any impairment is indicated to have existed upon adoption, it should be measured and recorded before the end of the year of adoption. SFAS No. 142 requires that any goodwill impairment loss recognized as a result of initial application be reported as a change in accounting principle, and that the earnings per share effect of the accounting change be separately disclosed.

As disclosed in the consolidated financial statements, the Company had goodwill and other intangible assets in the amount of $22,284,000 at January 31, 2002. The goodwill is primarily attributable to the Company's Mineral Exploration Division. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. To the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusion regarding goodwill impairment could change and result in a material effect on its financial position or results of operations. During the quarter ended April 30, 2001, the Company recorded goodwill amortization expense of $282,000. As of February 1, 2002, the Company ceased amortization of its goodwill. During the quarter ended April 30, 2001, the Company recorded goodwill amortization expense of $282,000. Management is currently assessing the additional impact of adoption of SFAS 142, however, because of the extensive effort needed to comply with the application of SFAS No. 142, the impairment loss, if any, related to the Company's goodwill upon adoption of this statement cannot be estimated at this time.

Other Long-lived assets - In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at this time that the long-lived assets' carrying values and useful lives continue to be appropriate.

Accrued Insurance Expense - We record estimates for certain health and welfare, workers' compensation, and casualty insurance costs that are self-insured programs. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

Litigation and Other Contingencies - The Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company's financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company's strategies change, it is possible that the Company's best estimate of its probable liability in these matters may change.

The Company's contractual obligations and commercial commitments are summarized as follows:

                                                                     Payments/Expiration by Period

                                                                       Less than
                                                       Total             1 year          1-3 years        4-5 years
                                                      ------            --------         ---------        ---------
Contractual Obligations and Other
     Commercial Commitments
        Debt                                          $38,285           $27,571           $10,714           $  --
        Operating leases                               15,008             5,468             8,528             1,012
        Ausdrill promissory note                        1,800             1,200               600              --
        Repurchase obligation                           1,600             1,600              --                --
                                                      -------           -------           -------           -------
             Total contractual cash
                obligations                            56,693            35,839            19,842             1,012
                                                      -------           -------           -------           -------
        Standby letters of credit                       4,981             4,981              --                --
                                                      -------           -------           -------           -------
             Total contractual obligations
                and commercial commitments            $61,674           $40,820           $19,842           $ 1,012
                                                      =======           =======           =======           =======

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt, equity risk on investments, and foreign exchange rates giving rise to translation and transaction gains and losses.

The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 8 to the Consolidated Financial Statements appearing in the Company's January 31, 2002 Form 10-K. Assuming then existing debt levels, an instantaneous change in interest rates of one percentage point would impact the Company's annual interest expense by $240,000 and $165,000 at April 30, 2002 and January 31, 2002, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2002 Form 10-K. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, and Italy. The operations are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2002 Form 10-K and Note 4 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not significantly impact operating income for the three months ended April 30, 2002 and 2001. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

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



                                               Layne Christensen Company
                                               -------------------------
                                                      (Registrant)



DATE:       May 30, 2002                        /s/A.B. Schmitt
                                               --------------------------------
                                               A.B. Schmitt, President
                                                 and Chief Executive Officer



DATE:       May 30, 2002                       /s/Jerry W. Fanska
                                               --------------------------------
                                               Jerry W. Fanska, Vice President
                                                 Finance and Treasurer