Form 10-Q
period 2002-07-31
LAYNE CHRISTENSEN CO
filed 2002-08-29
CIK 888504

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2002

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from          to
                                                 --------    -------


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


                                 Not Applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

         There were 11,772,350 shares of common stock, $.01 par value per share, outstanding on August 23, 2002.

                                     PART I

ITEM 1.       Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                        July 31,             January 31,
                                                          2002                  2002
                                                       -----------           -----------
                                                       (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                            $   3,192             $   2,983
   Customer receivables, less allowance
     of $3,617 and $3,596, respectively                    47,709                43,603
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                     14,082                11,912
   Inventories                                             20,450                21,885
   Deferred income taxes                                   12,142                10,181
   Income taxes receivable                                  1,048                 3,074
   Other                                                    3,215                 2,738
                                                        ---------             ---------
              Total current assets                        101,838                96,376
                                                        ---------             ---------

Property and equipment:
   Land                                                     8,202                 8,163
   Buildings                                               16,530                16,112
   Machinery and equipment                                163,179               162,967
                                                        ---------             ---------
                                                          187,911               187,242
   Less - Accumulated depreciation                       (131,795)             (128,460)
                                                        ---------             ---------
              Net property and equipment                   56,116                58,782
                                                        ---------             ---------

Other assets:
   Investment in foreign affiliates                        19,440                19,504
   Goodwill                                                 1,659                21,884
   Deferred income taxes                                    8,977                 4,270
   Other                                                    3,118                 1,526
                                                        ---------             ---------
              Total other assets                           33,194                47,184
                                                        ---------             ---------
                                                        $ 191,148             $ 202,342
                                                        =========             =========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                 (in thousands, except share and per share data)

                                                                   July 31,             January 31,
                                                                    2002                    2002
                                                                 ----------             -----------
                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                              $  17,053             $  16,762
   Current maturities of long-term debt                              3,500                20,071
   Accrued compensation                                             10,869                14,785
   Accrued insurance expense                                         7,248                 5,794
   Other accrued expenses                                            9,869                10,983
   Income taxes payable                                              5,692                 4,049
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                              10,571                 8,419
                                                                 ---------             ---------
           Total current liabilities                                64,802                80,863
                                                                 ---------             ---------

Noncurrent and deferred liabilities:
   Long-term debt                                                   33,500                14,286
   Accrued insurance expense                                         6,290                 6,358
   Other                                                             3,551                 4,287
   Minority interest                                                   875                   656
                                                                 ---------             ---------
           Total noncurrent and deferred liabilities                44,216                25,587
                                                                 ---------             ---------

Contingencies

Stockholders' equity:
   Common stock, par value $.01 per share, 30,000,000
     shares authorized, 11,719,033 and 11,707,694
     shares issued and outstanding                                     117                   117
   Capital in excess of par value                                   83,673                83,605
   Retained earnings                                                10,128                24,302
   Accumulated other comprehensive loss                            (11,743)              (12,027)
   Notes receivable from management stockholders                       (45)                 (105)
                                                                 ---------             ---------
           Total stockholders' equity                               82,130                95,892
                                                                 ---------             ---------
                                                                 $ 191,148             $ 202,342
                                                                 =========             =========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                          Three Months                           Six Months
                                                         Ended July 31,                          Ended July 31,
                                                          (unaudited)                             (unaudited)
                                                  ----------------------------          ------------------------------
                                                       2002              2001                 2002               2001
                                                  ----------         ----------           ----------         ----------
Revenues                                          $   72,799       $   80,114           $  144,641         $  159,946

Cost of revenues (exclusive 7
   of depreciation shown below)                       51,640           58,471              103,933            117,407
                                                  ----------       ----------           ----------         ----------
Gross profit                                          21,159           21,643               40,708             42,539
Selling, general and
   administrative expenses                            14,837           15,123               29,437             29,184
Depreciation and amortization                          3,711            4,726                7,587              9,611
                                                  ----------       ----------           ----------         ----------
Operating income                                       2,611            1,794                3,684              3,744
Other income (expense):
Equity in earnings of foreign
     affiliates                                          202              813                  474                514
   Interest                                             (668)          (1,143)              (1,269)            (2,418)
   Other, net                                            398              440                  347                876
                                                  ----------       ----------           ----------         ----------
Income before income taxes                             2,543            1,904                3,236              2,716
Income tax expense                                     1,694            1,196                2,103              1,765
Minority interest, net of
   income taxes                                         (149)             (69)                (182)              (150)
                                                  ----------       ----------           ----------         ----------
Income before extraordinary
       item and cumulative effect
       of accounting change                              700              639                  951                801
Extraordinary loss on early
       extinguishment of debt,
       net of income taxes of $439                      (696)               -                 (696)                 -
Cumulative effect of accounting
       change, net of income taxes
       of $5,796                                           -                -              (14,429)                 -
                                                  ----------       ----------           ----------         ----------
Net income (loss)                                 $        4       $      639           $  (14,174)        $      801
                                                  ==========       ==========           ==========         ==========
Basic income (loss)per share:
       Income before extraordinary item
          and cumulative effect of
          accounting change                       $      .06       $      .05           $      .08         $      .07
       Extraordinary loss                               (.06)               -                 (.06)                 -
       Cumulative effect of accounting
          change                                           -                -                (1.23)                 -
                                                  ----------       ----------           ----------         ----------
Net income (loss) per share                       $        -       $      .05           $    (1.21)        $      .07
                                                  ==========       ==========           ==========         ==========
Diluted income (loss)per share:
       Income before extraordinary item
          and cumulative effect of
          accounting change                       $      .06       $      .05           $      .08         $      .07
       Extraordinary loss                               (.06)               -                 (.06)                 -
       Cumulative effect of accounting
          change                                           -                -                (1.18)                 -
                                                  ----------       ----------           ----------         ----------
Net income (loss) per share                       $        -       $      .05           $    (1.16)        $      .07
                                                  ==========       ==========           ==========         ==========

Weighted average shares outstanding               11,764,000       11,758,000           11,761,000         11,758,000
Dilutive stock options                               452,000          337,000              431,000            224,000
                                                  ----------       ----------           ----------         ----------
                                                  12,216,000       12,095,000           12,192,000         11,982,000
                                                  ==========       ==========           ==========         ==========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                                              Six Months
                                                                                             Ended July 31,
                                                                                      --------------------------
                                                                                          2002           2001
                                                                                        ---------      ---------
                                                                                      (unaudited)
Cash flow from operating activities:
   Net income (loss)                                                                    $(14,174)      $    801
   Adjustments to reconcile net income (loss) to cash
     from operations:
       Depreciation and amortization                                                       7,587          9,611
       Deferred income taxes                                                              (1,100)            23
       Equity in earnings of foreign affiliates                                             (474)          (514)
       Dividends received from foreign affiliates                                            539            327
       Minority interest                                                                     182            230
       Gain from disposal of property and equipment                                         (234)          (149)
       Loss on extinguishment of debt, net of tax                                            696              -
       Cumulative effect of accounting change, net of tax                                 14,429              -
       Changes in current assets and liabilities:
           (Increase) decrease in customer receivables                                    (4,106)         2,468
           (Increase) decrease in costs and estimated
               earnings in excess of billings on uncompleted
               contracts                                                                  (2,181)           719
           Decrease in inventories                                                            47          1,150
           (Increase) decrease in other current assets                                     1,179           (843)
           Decrease in accounts payable and accrued expenses                                (698)        (1,995)
           Increase in billings in excess of costs and
              estimated earnings on uncompleted contracts                                  2,167            283
       Other, net                                                                            747         (1,936)
                                                                                        --------       --------
           Cash from operating activities                                                  4,606         10,175
                                                                                        --------       --------
Cash flow from investing activities:
   Additions to property and equipment                                                    (5,056)        (4,456)
   Proceeds from disposal of property and equipment                                          582          2,074
   Proceeds from sale of business                                                          1,800              -
                                                                                        --------       --------
     Cash used in investing activities                                                    (2,674)        (2,382)
                                                                                        --------       --------
Cash flow from financing activities:
   Net borrowings (repayments) under revolving facility                                   43,500         (2,500)
   Repayment of long-term debt                                                           (40,857)        (3,571)
   Prepayment penalty on early extinguishment of debt                                     (1,135)             -
   Debt issuance costs                                                                    (1,660)             -
   Payments on notes receivable from management
     stockholders                                                                             60             11
   Issuance of common stock                                                                   68              -
                                                                                        --------       --------
     Cash used in financing activities                                                       (24)        (6,060)
                                                                                        --------       --------
Effects of exchange rate changes on cash                                                  (1,699)           629
                                                                                        --------       --------
Net increase in cash and cash equivalents                                                    209          2,362
Cash and cash equivalents at beginning of period                                           2,983          3,421
                                                                                        --------       --------
Cash and cash equivalents at end of period                                              $  3,192       $  5,783
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

Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effective tax rate in excess of the statutory federal rate for the three and six months ended July 31, 2002 was a result of the impact of non-deductible expenses and the tax treatment of certain foreign operations.

Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective February 1, 2002. The adoption of SFAS No. 142 resulted in the Company ceasing to amortize goodwill, the expense of which totaled $281,000 and $563,000 for the three months and six months ended July 31, 2001, respectively. See Note 4. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

The amounts (refunded) paid for income taxes and interest are as follows (in thousands):
                                          Six Months Ended July 31,
                                          -------------------------
                                           2002               2001
                                          -------            ------
         Income taxes                     $ (973)            $2,475
         Interest                          1,407              2,695

Reclassifications - Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

2.   Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):

                                                                           As of
                                                               -------------------------------
                                                               July 31,            January 31,
                                                                   2002                2002
                                                                --------            ----------
         Raw materials                                        $       19           $      275
         Work in process                                              84                  541
         Finished products, parts and supplies                    20,347               21,069
                                                              ----------           ----------
                Total                                         $   20,450           $   21,885
                                                              ==========           ==========

3.   Indebtedness

On July 9, 2002, the Company established a new credit facility ("Credit Agreement") with General Electric Capital Corporation as agent for a group of banks. The Credit Agreement was used to refinance borrowings outstanding under the Company's previous revolving credit facility ("Previous Credit Agreement") and to pay the outstanding balance under the Company's unsecured note agreement ("Senior Notes"). The Credit Agreement provides a $35,000,000 revolving credit facility that is available for working capital, capital expenditures, and for other general corporate purposes. The Credit Agreement also includes a $35,000,000 term loan ("Term Loan") that is payable in increasing quarterly installments beginning October 1, 2002 and ending July 8, 2007.

The Credit Agreement is secured by a majority of the assets of the Company and certain of its subsidiaries, including but not limited to, accounts receivable, inventory and equipment. The Credit Agreement contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, transactions with affiliates, sale of assets or other dispositions, lease transactions and certain financial maintenance covenants, including among others, minimum EBITDA, minimum interest coverage and maximum leverage. The Credit Agreement provides for interest at variable rates equal to, at the Company's option, a Libor rate plus 2.75% to 3.25% (depending upon leverage ratios), or an alternate reference rate as defined in the Credit Agreement.

The Company recorded an extraordinary loss of $696,000, net of taxes, or $.06 per share, as a result of the early redemption of the balance outstanding under the Senior Notes. The loss consisted of a prepayment penalty and prepaid fees associated with the Senior Notes, net of tax benefits of $439,000.

                                                                       July 31,              January 31,
                                                                          2002                  2002
                                                                      --------               ----------
Current maturities of long-term debt:
     Term Loan                                                        $  3,500               $       -
     Senior Notes                                                            -                   3,571
     Previous Credit Agreement                                               -                  16,500
                                                                      --------               ---------
         Total current maturities of long-term debt                      3,500                  20,071
                                                                      --------               ---------

Long-term debt:
     Revolving credit facility                                           2,000                       -
     Term Loan                                                          31,500                       -
     Senior Notes                                                            -                  14,286
                                                                      --------               ---------
         Total long-term debt                                           33,500                  14,286
                                                                      --------               ---------
              Total debt                                              $ 37,000               $  34,357
                                                                      ========               =========

4.   Goodwill

Effective February 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires that upon adoption and at least annually thereafter, goodwill be tested for impairment by applying a fair value based test. Periodic amortization of goodwill is no longer permitted under SFAS No. 142. Thus, the Company's Consolidated Statements of Income for fiscal year 2003 include no periodic amortization of goodwill.

SFAS 142 requires companies to make an initial assessment of goodwill for impairment for each of its reporting units within six months after adoption. The Company completed this initial assessment of goodwill during the second quarter of fiscal year 2003 and determined a transitional impairment charge was required.

At February 1, 2002, the Company had $21,884,000 of goodwill recorded in its consolidated balance sheet, consisting primarily of goodwill associated with its mineral exploration segment. In assessing goodwill, the Company assigned assets and liabilities to its reporting units and developed a discounted cash flow analysis to determine the fair value of the reporting units. Based on this model, the Company determined that the mineral exploration goodwill was impaired. As a result, the Company took a non-cash charge of $20,225,000 which was recorded, net of taxes of $5,796,000, as a cumulative effect of a change in accounting principle at February 1, 2002 in accordance with SFAS No. 142. After giving effect to the change, results of operations for the first quarter of fiscal year 2003 were a net loss of $14,178,000, or $1.17 per share, versus net income of $251,000, or $.02 per share, as originally reported.

The carrying amount of goodwill attributed to each operating segment with goodwill balances follows (in thousands):

                                                                     Impairment
                                            February 1, 2002         Adjustment        July 31, 2002
                                            ----------------         ----------        -------------
Geoconstruction Services                    $         1,499          $       -           $     1,499
Energy Services and Production                          160                  -                   160
Mineral Exploration                                  20,225            (20,225)                    -
                                            ---------------          ---------           -----------
                                            $        21,884          $ (20,225)          $     1,659
                                            ===============          =========           ===========

Actual results of operations before the cumulative effect of accounting change for the three and six months ended July 31, 2002, and proforma results of operations for the three and six months ended July 31, 2001 and the three fiscal years ended January 31, 2002, had the Company applied the nonamortization provisions of SFAS No. 142 in those periods follow (in thousands, except per share amounts):

                                                 Three Months Ended                   Six months ended
                                                     July 31,                             July 31
                                                2002            2001               2002             2001
                                               -------         ------            -------          ---------
Reported income before extraordinary
     item and cumulative effect of
     accounting change                         $   700          $   639          $   951          $     801
Add back: Goodwill amortization,
     net of related tax effects                      -              216               -                 433
                                               -------          -------          -------          ---------
Adjusted income before extraordinary
     effect of accounting change               $   700          $   855          $   951          $   1,234
                                               =======          =======          =======          =========

Basic and diluted earnings per share:
Reported income before extraordinary
     item and cumulative effect of
     accounting change                         $  0.06          $  0.05          $  0.08          $    0.07
Add back: Goodwill amortization
     net of related tax effects                      -             0.02               -                0.03
                                               -------          -------          -------          ---------
Adjusted income before extraordinary
     effect of accounting change               $  0.06          $  0.07          $  0.08          $    0.10
                                               =======          =======          =======          =========

                                                                              Years ended January 31,
                                                                  2002                  2001             2000
                                                                ----------           ----------       ----------
Reported net income (loss)                                      $    1,078           $  (5,926)       $  (7,665)
Add back: Goodwill amortization,
     net of related tax effects                                        862                 934              968
                                                                ----------           ---------        ---------
Adjusted net income (loss)                                      $    1,940           $  (4,992)       $  (6,697)
                                                                ==========           =========        =========

Basic earnings per share:
Reported net income (loss)                                      $     0.09           $    (.50)       $    (.66)
Add back: Goodwill amortization,
     net of related tax effects                                        .08                 .07              .09
                                                                ----------           ---------        ---------
Adjusted net income (loss)                                      $      .17           $    (.43)       $    (.57)
                                                                ==========           =========        =========

Diluted earnings per share:
Reported net income (loss)                                      $     0.09           $    (.50)       $    (.66)
Add back: Goodwill amortization,
     net of related tax effects                                        .07                 .07              .09
                                                                ----------           ---------        ---------
Adjusted net income (loss)                                      $      .16           $    (.43)       $    (.57)
                                                                ==========           =========        =========

5.   Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

                                                            Three Months                  Six Months
                                                            Ended July 31,               Ended July 31,
                                                       -----------------------     --------------------------
                                                         2002            2001        2002             2001
                                                       -------        --------     --------         ---------
Net income (loss)                                      $     4        $   639      $(14,174)        $   801
Other comprehensive income (loss),
   net of taxes:
     Foreign currency translation
       adjustments                                         618             53           320            (843)
     Unrealized gain (loss) on
       available for sale investments                        1            (12)          (36)           (284)
     Change in unrecognized pension
       liability                                             -              -             -               1
                                                       -------        -------      --------         -------
     Other comprehensive income (loss)                 $   623        $   680      $(13,890)        $  (325)
                                                       =======        =======      ========         =======

The components of accumulated other comprehensive loss for the six months ended July 31, 2002 are as follows (in thousands):

                                                                                                       Accumulated
                                            Cumulative        Unrealized          Unrecognized            Other
                                           Translation          Loss On              Pension          Comprehensive
                                            Adjustment        Investments           Liability              Loss
                                           -----------        -----------          -----------        -------------
Balance, February 1, 2002                  $  (10,992)        $      (45)         $      (990)        $    (12,027)
Period changes                                    320                (36)                   -                  284
                                           ----------         ----------          -----------         ------------
Balance, July 31, 2002                     $  (10,672)        $      (81)         $      (990)        $    (11,743)
                                           ==========         ==========          ===========         ============

6.   Operating Segments

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

                                                     Three Months                             Six Months
                                                     Ended July 31,                         Ended July 31,
                                              ----------------------------           -----------------------------
                                                 2002               2001                 2002              2001
                                              ---------          ---------           ----------         ----------
Revenues
     Water resources                          $  44,964          $  46,218           $  87,242          $  86,444
     Mineral exploration                         15,029             16,328              27,933             32,431
     Geoconstruction services                     7,508              5,649              15,923             14,189
     Energy services and
       production                                 3,232              5,742               8,734             15,228
     Products and other                           3,035              9,507               6,672             17,376
     Intersegment products
       and other revenues                          (969)            (3,330)             (1,863)            (5,722)
                                              ---------          ---------           ---------          ---------
         Total revenues                       $  72,799          $  80,114           $ 144,641          $ 159,946
                                              =========          =========           =========          =========

                                                     Three Months                             Six Months
                                                     Ended July 31,                         Ended July 31,
                                              ----------------------------           -----------------------------
                                                 2002               2001                 2002              2001
                                              ---------          ---------           ----------         ----------
Operating income (loss)
     Water resources                          $   7,004          $   6,235           $  12,867          $  11,471
     Mineral exploration                           (159)              (548)               (725)            (1,626)
     Geoconstruction services                       617                (82)              1,981                973
     Energy services and
       production                                (1,043)               438              (2,002)             1,175
     Products and other                            (302)              (159)               (774)              (147)
     Corporate                                   (3,506)            (4,090)             (7,663             (8,102)
                                              ---------          ---------           ---------          ---------
       Total operating income                 $   2,611          $   1,794           $   3,684          $   3,744
                                              =========          =========           =========          =========


                                               July 31,          January 31,
                                                 2002                2002
                                               ---------        -----------
Assets
     Water resources                          $  61,093         $   60,802
     Mineral exploration                         48,364             76,020
     Geoconstruction services                    21,401             18,274
     Energy services and
       production                                12,613             11,352
     Products and other                          10,679             14,165
     Corporate                                   36,998             21,729
                                              ---------          ---------
       Total assets                           $ 191,148          $ 202,342
                                              =========          =========


                                                     Three Months                             Six Months
                                                     Ended July 31,                         Ended July 31,
                                              ----------------------------           -----------------------------
                                                 2002               2001                 2002              2001
                                              ---------          ---------           ----------         ----------
Geographic Information:
Revenues
     North America                            $  61,384          $  67,823           $ 122,409          $ 136,011
     Africa/Australia                            10,026             11,642              19,384             22,423
     Other foreign                                1,389                649               2,848              1,512
                                              ---------          ---------           ---------          ---------
       Total revenues                         $  72,799          $  80,114           $ 144,641          $ 159,946
                                              =========          =========           =========          =========

On August 8, 2001, the Company signed a definitive agreement to sell its Christensen Products business to a subsidiary of Atlas Copco. The Company received $8,165,000 in the third quarter of last year and recorded a gain on the sale of $3,991,000. As part of the definitive agreement, the Company agreed to repurchase certain inventory items that remain unsold by Atlas Copco as of August 8, 2002, and recorded a repurchase obligation of approximately $1,600,000 in connection with the sale. The obligation was settled on August 9, 2002 with a payment of $1,013,000. Approximately $1,800,000 in additional cash was received on February 1, 2002 upon the sale of certain assets and inventory at book value.

Products and other segment revenues for the six months ended July 31, 2002, and 2001, respectively, include $812,000 and $8,110,000 of revenue from Christensen Products. Intersegment revenues for the six months ended July 31, 2002 and 2001, respectively, include $195,000 and $3,979,000 from Christensen Products. Products and other segment operating income (loss) for the six months ended July 31, 2002 and 2001, respectively, includes ($486,000) and $248,000 from Christensen Products. Amounts related to Christensen Products for the six months ended July 31, 2002 were primarily the result of residual manufacturing orders completed during the period and increased costs associated with a longer than expected closing of the Christensen Products plant.

Operating income for the six months ended July 31, 2002 and 2001, respectively, includes $798,000 and $20,000 of expenses related to the Company's oil and gas exploration activities in the Gulf of Mexico region of the United States.

7.   Contingencies

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

                                                      Three Months           Six Months           Period-to-Period
                                                      Ended July 31,        Ended July 31,             Change
                                                   ------------------      ----------------       -----------------
                                                                                                  Three       Six
                                                    2002        2001       2002       2001        Months     Months
                                                    ----        ----       ----       ----        ------     ------
Revenues:
   Water resources                                  61.8%       57.7%      60.3%      54.0%       (2.7)%      .9%
   Mineral exploration                              20.7        20.4       19.4       20.3        (8.0)     (13.9)
   Geoconstruction                                  10.3         7.0       11.0        8.9        32.9       12.2
   Energy services and production                    4.4         7.2        6.0        9.5       (43.7)     (42.6)
   Products and other                                2.8         7.7        3.3        7.3       (66.6)     (58.7)
                                                   -----       -----      -----      -----
       Total net revenues                          100.0%      100.0%     100.0%     100.0%      (9.1)      (9.6)
Cost of revenues                                    70.9        73.0       71.9       73.4      (11.7)     (11.5)
Gross profit                                        29.1        27.0       28.1       26.6       (2.2)      (4.3)
Selling, general and
   administrative expenses                          20.4        18.9       20.4       18.2       (1.9)        .9
Depreciation and amortization                        5.1         5.8        5.1        6.0      (21.5)     (21.1)
                                                   -----       -----      -----      -----
Operating income (loss)                              3.6         2.3        2.6        2.4       45.5       (1.6)
Other income (expense):
   Equity in earnings of
      foreign affiliates                              .3         1.0         .3         .3        *          *
   Interest                                          (.9)       (1.4)       (.9)      (1.5)      41.6       47.5
   Other, net                                         .5          .5         .2         .5       (9.5)     (60.4)
                                                   -----       -----      -----      -----
Income (loss) before income
   taxes and minority interest                       3.5         2.4        2.2        1.7       33.6       19.1
Income tax expense                                   2.3         1.5        1.4        1.1        *          *
Minority interest, net of
   income taxes                                      (.2)        (.1)       (.1)       (.1)       *          *
                                                   -----       -----      -----      -----

Income before extraordinary item                     1.0          .8%        .7%        .5%       *          *
Extraordinary loss on early
   extinguishment of debt
   (net of tax)                                     (1.0)          -        (.5)         -       *           *
Cumulative effect of accounting
   change (net of tax)                                 -           -      (10.0)         -       *           *
                                                   -----       -----      -----      -----
Net Income (loss)                                      -%         .8%      (9.8)%       .5%      *           *
                                                   =====       =====      =====      =====

------------------

*  Not meaningful.

Results of Operations

Revenues for the three months ended July 31, 2002 decreased $7,315,000, or 9.1%, to $72,799,000 while revenues for the six months ended July 31, 2002 decreased $15,305,000, or 9.6%, to $144,641,000 from the same periods last year. See further discussion of results of operations by division below.

Gross profit as a percentage of revenues was 29.1% and 28.1% for the three and six months ended July 31, 2002 compared to 27.0% and 26.6% for the three and six months ended July 31, 2001. The increase in gross profit for the periods was primarily attributable to improved pricing and margins at the Company's domestic water locations.

Selling, general and administrative expenses decreased to $14,837,000 for the three months ended July 31, 2002 and increased to $29,437,000 for the six months ended July 31, 2002 compared to $15,123,000 and $29,184,000 for the three and six months ended July 31, 2001. The decrease for the three months ended July 31, 2002 was primarily a result of reduced incentive-related accruals partially offset by start-up expenses related to Layne Water Development and Storage and the Company's coalbed methane business development activities. The increase for the six months ended July 31, 2002 was a result of the start-up expenses noted above.

Depreciation and amortization decreased to $3,711,000 and $7,587,000 for the three and six months ended July 31, 2002 compared to $4,726,000 and $9,611,000 for the same periods last year. The decreases in depreciation and amortization were the result of reduced asset values associated with the purchase method of accounting for the remaining 50% interest in West African Drilling Services ("WADS"), and ceasing to amortize goodwill upon adoption of SFAS No. 142.

Interest expense decreased $475,000 and $1,149,000 for the three and six months ended July 31, 2002 as compared to the same periods last year. The decreases were primarily a result of decreases in the Company's average borrowings and in interest rates for the period.

Income tax expense of $1,694,000 and $2,103,000 was recorded for the three and six months ended July 31, 2002, compared to $1,196,000 and $1,765,000 for the same periods last year. The effective rate in excess of the statutory federal rate for the periods was a result of the impact of nondeductible expenses and the tax treatment of certain foreign operations.

WATER RESOURCES DIVISION
(in thousands)

                                     Three months ended                     Six months ended
                                          July 31                              July 31,
                                  -------------------------             -------------------------
                                   2002              2001                2002               2001
                                  -------           -------             -------           -------
Revenues                          $44,964           $46,218             $87,242           $86,444
Operating income                    7,004             6,235              12,867            11,471

Water resources revenue decreased 2.7% to $44,964,000 for the three months ended July 31, 2002 and increased 0.9% to $87,242,000 for the six months ended July 31, 2002 compared to $46,218,000 and $86,444,000 for the three and six months ended July 31, 2001. The decrease in revenue for the three months ended July 31, 2002 was primarily attributable to lower demand for the Company's services in certain areas of the United States due to reduced municipal spending and resulting competitive pricing pressures. The decrease was partially offset by increased revenue due to drought conditions and increased infrastructure needs created by population growth in the western United States and a large project being performed by multiple divisions. The impact of the increases noted above accounted for the overall increase for the six months ended July 31, 2002.

Operating income for the water resources division increased 12.3% to $7,004,000 for the three months ended July 31, 2002 and 12.2% to $12,867,000 for the six months ended July 31, 2002 compared to $6,235,000 and $11,471,000 for the three and six months ended July 31, 2001. The increase in operating income was primarily attributable to improved pricing and margins at the Company's domestic water supply locations and the large multi-divisional project noted above.

MINERAL EXPLORATION DIVISION
(in thousands)

                                     Three months ended                     Six months ended
                                          July 31                              July 31,
                                  -------------------------             -------------------------
                                   2002              2001                2002               2001
                                  -------           -------             -------           -------
Revenues                          $15,029           $16,328             $27,933           $32,431
Operating loss                       (159)             (548)               (725)           (1,626)

Mineral exploration revenues decreased 8.0% to $15,029,000 and 13.9% to $27,933,000 for the three and six months ended July 31, 2002 compared to revenues of $16,328,000 and $32,431,000 for the three and six months ended July 31, 2001. The decreases for the periods were primarily the result of reduced mining activity in certain areas of Africa.

The operating loss for the mineral exploration division was $159,000 for the three months ended July 31, 2002 and $725,000 for the six months ended July 31, 2002 compared to operating losses of $548,000 and 1,626,000 for the three and six months ended July 31, 2001. The reduced loss in the division was primarily the result of improved margins and reduced depreciation expenses attributable to the WADS purchase and ceasing to amortize goodwill upon adoption of SFAS No. 142.

GEOCONSTRUCTION SERVICES DIVISION
(in thousands)

                                     Three months ended                     Six months ended
                                          July 31                              July 31,
                                  -------------------------             -------------------------
                                   2002              2001                2002               2001
                                  -------           -------             -------           -------
Revenues                          $7,508            $5,649              $15,923           $14,189
Operating income (loss)              617               (82)               1,981               973

Geoconstruction services revenues increased 32.9% to $7,508,000 and 12.2% to 15,923,000 for the three and six months ended July 31, 2002, compared to $5,649,000 and $14,189,000 for the three and six months ended July 31, 2001. The increase in revenue for the periods was attributable to two large construction projects in Hawaii and increased equipment sales at the Company's manufacturing subsidiary in Italy.

The geoconstruction services division had operating income of $617,000 for the three months ended July 31, 2002 and operating income of $1,981,000 for the six months ended July 31, 2002 compared to an operating loss of $82,000 for the three months ended July 31, 2001 and operating income of $973,000 for the six months ended July 31, 2001. The increase in operating income was primarily attributable to the construction projects in Hawaii and cost reduction measures implemented in fiscal 2002.

ENERGY SERVICES AND PRODUCTION DIVISION
(in thousands)

                                     Three months ended                     Six months ended
                                          July 31                              July 31,
                                  -------------------------             -------------------------
                                   2002              2001                2002               2001
                                  -------           -------             -------           -------
Revenues                          $ 3,232            $5,742              $ 8,734           $15,228
Operating income (loss)            (1,043)              438               (2,002)            1,175

Energy services revenues decreased 43.7% to $3,232,000 and 42.6% to $8,734,000 for the three and six months ended July 31, 2002, compared to revenues of $5,742,000 and $15,228,000 for the three and six months ended July 31, 2001. The decrease was primarily the result of reduced exploration activity by our Canadian drilling unit and depressed market conditions for our oil and gas services in the Gulf of Mexico region of the United States.

Operating losses for the energy services and production division were $1,043,000 and $2,002,000 for the three and six months ended July 31, 2002, compared to operating income of $438,000 and $1,175,000 for the three and six months ended July 31, 2001. The decrease in operating profit was the result of expenses related to the Company's energy exploration activities and coalbed methane development efforts, start-up expenses for a new service location in Louisiana and reduced profit in Canada associated with lower volume.

PRODUCTS AND OTHER
(in thousands)

                                     Three months ended                     Six months ended
                                          July 31                              July 31,
                                  -------------------------             -------------------------
                                   2002              2001                2002               2001
                                  -------           -------             -------           -------
Revenues                          $2,066            $6,177              $4,809           $11,654
Operating loss                      (302)             (159)               (774)             (147)

Products and other sales decreased 66.6% to $2,066,000 and 58.7% to $4,809,000 for the three and six months ended July 31, 2002, compared to $6,177,000 and $11,654,000 for the three and six months ended July 31, 2001. The decrease in sales was primarily the result of the sale of Christensen Products to a subsidiary of Atlas Copco in the third quarter of last year.

Operating losses for products and other were $302,000 and $774,000 for the three and six months ended July 31, 2002, compared to operating losses of $159,000 and $147,000 for the same periods last year. The operating losses were primarily the result of closing costs associated with certain operations, primarily Christensen Products.

Changes in Financial Condition
------------------------------

Cash from operations was $4,606,000 for the six months ended July 31, 2002 compared to $10,175,000 for the same period last year. The decrease in cash from operations is primarily attributable to increased customer receivables and other working capital requirements during the period which were funded by borrowings under the Company's available credit agreement. The increase in customer receivables for the six months ended July 31, 2002 was primarily a result of increased revenues in the geoconstruction division which tends to have a longer collection period than the Company's other divisions.

The Company believes that borrowings from its available credit agreement and cash from operations will be sufficient for the Company's seasonal cash requirements and to fund its budgeted capital expenditures for the balance of the fiscal year.

Critical Accounting Policies and Estimates
------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Other Intangibles - In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which was effective for the Company as of February 1, 2002. SFAS No. 142 substantially changes the accounting for goodwill, requiring that goodwill and other intangible assets with indefinite useful lives cease to be amortized, but instead periodically tested for impairment. This statement also requires that within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption.

As disclosed in the consolidated financial statements, the Company had goodwill of $21,884,000 at January 31, 2002. The goodwill is primarily attributable to the Company's Mineral Exploration Division. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. The Company completed the initial assessment of goodwill during the second quarter of fiscal year 2003 and determined a transitional impairment charge was required. As a result, the Company took a non-cash charge of $20,225,000, which was recorded, net of taxes of $5,796,000, as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142. To the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position or results of operations.

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

The Company's contractual obligations and commercial commitments are summarized as follows:

                                                                          Payments/Expiration by Period
                                                                         Less than
                                                            Total          1 year        1-3 years       4-5 years
                                                            ------         -------       ---------       ---------
Contractual Obligations and Other
     Commercial Commitments
         Debt                                              $37,000          $3,500         $16,625         $16,875
         Operating leases                                   15,046           5,432           6,975           2,639
         Ausdrill promissory note                            1,500           1,200             300              -
         Repurchase obligation                               1,600           1,600              -               -
                                                           -------         -------         -------         -------
             Total contractual cash
               obligations                                  55,146          11,732          23,900          19,514
                                                           -------         -------         -------         -------
         Standby letters of credit                           6,911           6,911              -               -
                                                           -------         -------         -------         -------
             Total contractual obligations
               and commercial commitments                  $62,057         $18,643         $23,900         $19,514
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

The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 3 to the Consolidated Financial Statements appearing in this Form 10-Q. Assuming then existing debt levels, an instantaneous change in interest rates of one percentage point would impact the Company's annual interest expense by $370,000 and $165,000 at July 31, 2002 and January 31, 2002, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2002 Form 10-K. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, and Italy. The operations are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2002 Form 10-K and Note 6 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not significantly impact operating income for the six months ended July 31, 2002 and 2001. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

                                     PART II

ITEM 1 - Legal Proceedings

         NONE

ITEM 2 - Changes in Securities

         NOT APPLICABLE

ITEM 3 - Defaults Upon Senior Securities

         NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

         An annual meeting of stockholders was held on May 30, 2002. Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:

         a) Election of Donald K. Miller as a Class I Director to hold office for a term expiring at the 2005 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

                         For                Against          Withheld Authority
                      -----------           -------          ------------------
                       10,944,476                 0               112,772

         b) Election of Andrew B. Schmitt as a Class I Director to hold office for a term expiring at the 2005 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

                         For                Against          Withheld Authority
                      -----------           -------          ------------------
                       9,366,473                  0              1,690,775

         c)   Approval of the Layne Christensen Company 2002 Stock Option Plan:

                         For                Against          Withheld Authority
                      -----------           -------          ------------------
                       6,580,232           2,365,466              34,119


              There were 2,077,431 broker non-votes with respect to the proposal to approve the Layne Christensen Company 2002 Stock Option Plan.

         d) Ratification and approval of the selection of the accounting firm of Deloitte and Touche LLP as the independent auditors of the Company for the fiscal year ended January 31, 2003:

                         For                Against          Withheld Authority
                      -----------           -------          ------------------
                      11,046,153             10,210                885

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



                                                Layne Christensen Company
                                                -------------------------------
                                                (Registrant)


DATE:  August 27, 2002                          /s/A.B. Schmitt
                                                -------------------------------
                                                A.B. Schmitt, President
                                                   and Chief Executive Officer



DATE:  August 27, 2002                          /s/Jerry W. Fanska
                                                -------------------------------
                                                Jerry W. Fanska, Vice President
                                                   Finance and Treasurer