Form 10-Q
period 2002-10-31
LAYNE CHRISTENSEN CO
filed 2002-12-06
CIK 888504

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from         to
                                                -------    -------

                                   ----------

                         Commission File Number 33-48432


                            Layne Christensen Company
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                      48-0920712
-------------------------------               --------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

1900 Shawnee Mission Parkway, Mission Woods, Kansas                66205
---------------------------------------------------              ----------
(Address of principal executive offices)                         (Zip Code)

       (Registrant's telephone number, including area code) (913) 362-0510


                                 Not Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

         There were 11,852,650 shares of common stock, $.01 par value per share, outstanding on December 2, 2002.

                                     PART I

ITEM 1.       Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                     October 31,     January 31,
                                                        2002             2002
                                                     -----------     -----------
                                                     (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                          $   2,871       $   2,983
   Customer receivables, less allowance
     of $3,491 and $3,596, respectively                  44,851          43,603
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                   13,291          11,912
   Inventories                                           18,663          21,885
   Deferred income taxes                                 12,655          10,181
   Income taxes receivable                                1,102           3,074
   Other                                                  3,533           2,738
                                                      ---------       ---------
              Total current assets                       96,966          96,376
                                                      ---------       ---------

Property and equipment:
   Land                                                   8,218           8,163
   Buildings                                             16,657          16,112
   Machinery and equipment                              165,054         162,967
   Uncompleted wells, equipment, and facilities           1,778               -
                                                      ---------       ---------
                                                        191,707         187,242
   Less - Accumulated depreciation                     (133,277)       (128,460)
                                                      ---------       ---------
              Net property and equipment                 58,430          58,782
                                                      ---------       ---------

Other assets:
   Investment in affiliates                              19,496          19,504
   Goodwill                                               1,659          21,884
   Deferred income taxes                                  8,853           4,270
   Other                                                  3,353           1,526
                                                      ---------       ---------
              Total other assets                         33,361          47,184
                                                      ---------       ---------
                                                      $ 188,757       $ 202,342
                                                      =========       =========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                 (in thousands, except share and per share data)

                                                          October 31,     January 31,
                                                             2002             2002
                                                          -----------     -----------
                                                          (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                        $  16,998       $  16,762
   Current maturities of long-term debt                        3,719          20,071
   Accrued compensation                                       11,344          14,785
   Accrued insurance expense                                   8,175           5,794
   Other accrued expenses                                      7,864          10,983
   Income taxes payable                                        6,553           4,049
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                         9,936           8,419
                                                           ---------       ---------
           Total current liabilities                          64,589          80,863
                                                           ---------       ---------

Noncurrent and deferred liabilities:
   Long-term debt                                             30,406          14,286
   Accrued insurance expense                                   6,673           6,358
   Other                                                       3,460           4,287
   Minority interest                                             886             656
                                                           ---------       ---------
           Total noncurrent and deferred liabilities          41,425          25,587
                                                           ---------       ---------

Contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share,
     5,000,000 shares authorized, none issued
     and outstanding                                               -               -
   Common stock, par value $.01 per share, 30,000,000
     shares authorized, 11,846,652 and 11,707,694
     shares issued and outstanding                               118             117
   Capital in excess of par value                             84,116          83,605
   Retained earnings                                          10,328          24,302
   Accumulated other comprehensive loss                      (11,774)        (12,027)
   Notes receivable from management stockholders                 (45)           (105)
                                                           ---------       ---------
           Total stockholders' equity                         82,743          95,892
                                                           ---------       ---------
                                                           $ 188,757       $ 202,342
                                                           =========       =========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                                       Three Months                        Nine Months
                                                    Ended October 31,                   Ended October 31,
                                                      (unaudited)                          (unaudited)
                                           -------------------------------       -------------------------------
                                               2002               2001               2002               2001
                                           ------------       ------------       ------------       ------------
Revenues                                   $     69,657       $     76,217       $    214,298       $    236,163
Cost of revenues (exclusive
   of depreciation shown below)                  49,844             54,680            153,777            172,087
                                           ------------       ------------       ------------       ------------
Gross profit                                     19,813             21,537             60,521             64,076
Selling, general and
   administrative expenses                       15,306             15,314             44,743             44,498
Depreciation and amortization                     3,638              4,225             11,225             13,836
                                           ------------       ------------       ------------       ------------
Operating income                                    869              1,998              4,553              5,742
Other income (expense):
   Equity in earnings of affiliates                 209                590                683              1,104
   Interest                                        (631)              (853)            (1,900)            (3,271)
   Other, net                                       794                294              1,141              1,170
                                           ------------       ------------       ------------       ------------
Income before income taxes                        1,241              2,029              4,477              4,745
Income tax expense                                1,031              1,319              3,134              3,084
Minority interest, net of
   income taxes                                     (10)               (12)              (192)              (162)
                                           ------------       ------------       ------------       ------------
Income before extraordinary
   item and cumulative effect
   of accounting change                             200                698              1,151              1,499
Extraordinary loss on early
   extinguishment of debt,
   net of income taxes of $439                        -                  -               (696)                 -
Cumulative effect of accounting
   change, net of income taxes
   of $5,796                                          -                  -            (14,429)                 -
                                           ------------       ------------       ------------       ------------
Net income (loss)                          $        200       $        698       $    (13,974)      $      1,499
                                           ============       ============       ============       ============
Basic income (loss) per share:
   Income before extraordinary item
     and cumulative effect of
     accounting change                     $        .02       $        .06       $        .10       $        .13
   Extraordinary loss                                 -                  -               (.06)                 -
   Cumulative effect of accounting
     change                                           -                  -              (1.22)                 -
                                           ------------       ------------       ------------       ------------
Net income (loss) per share                $        .02       $        .06       $      (1.18)      $        .13
                                           ============       ============       ============       ============
Diluted income (loss) per share:
   Income before extraordinary item
     and cumulative effect of
     accounting change                     $        .02       $        .06       $        .09       $        .12
   Extraordinary loss                                 -                  -               (.06)                 -
   Cumulative effect of accounting
     change                                           -                  -              (1.19)                 -
                                           ------------       ------------       ------------       ------------
Net income (loss) per share                $        .02       $        .06       $      (1.16)      $        .12
                                           ============       ============       ============       ============

Weighted average shares outstanding          11,864,000         11,758,000         11,796,000         11,758,000
Dilutive stock options                          299,000            337,000            334,000            261,000
                                           ------------       ------------       ------------       ------------
                                             12,163,000         12,095,000         12,130,000         12,019,000
                                           ============       ============       ============       ============

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                    Nine Months
                                                                  Ended October 31,
                                                               -----------------------
                                                                 2002           2001
                                                               --------       --------
                                                                     (unaudited)
Cash flow from operating activities:
   Net income (loss)                                           $(13,974)      $  1,499
   Adjustments to reconcile net income (loss) to cash
     from operations:
       Depreciation and amortization                             11,225         13,836
       Deferred income taxes                                     (1,580)           732
       Equity in earnings of affiliates                            (683)        (1,104)
       Dividends received from affiliates                         1,750            683
       Minority interest                                            192            248
       Gain from disposal of property and equipment                (926)          (678)
       Gain on sale of business                                       -         (3,991)
       Loss on sale of investment                                     -          3,329
       Loss on extinguishment of debt, net of tax                   696              -
       Cumulative effect of accounting change, net of tax        14,429              -
       Changes in current assets and liabilities:
           (Increase) decrease in customer receivables             (916)         2,130
           Increase in costs and estimated earnings in
              excess of billings on uncompleted contracts        (1,349)        (1,183)
           Decrease in inventories                                1,936          2,001
           (Increase) decrease in other current assets              822           (501)
           Increase (decrease) in accounts payable and
              accrued expenses                                     (648)           891
           Increase in billings in excess of costs and
              estimated earnings on uncompleted contracts         1,532            438
       Other, net                                                  (552)        (2,212)
                                                               --------       --------
           Cash from operating activities                        11,954         16,118
                                                               --------       --------
Cash flow from investing activities:
   Additions to property and equipment                           (9,202)        (7,271)
   Additions to uncompleted wells, equipment,
     and facilities                                              (1,778)             -
   Proceeds from disposal of property and equipment               1,362          3,045
   Proceeds from sale of business                                 1,800          8,165
   Investment in affiliates                                      (1,059)             -
                                                               --------       --------
     Cash from (used in) investing activities                    (8,877)         3,939
                                                               --------       --------
Cash flow from financing activities:
   Net borrowings (repayments) under revolving facility          43,500        (17,500)
   Repayment of long-term debt                                  (43,732)        (3,571)
   Prepayment penalty on early extinguishment of debt            (1,135)             -
   Debt issuance costs                                           (1,709)             -
   Payments on notes receivable from management
     stockholders                                                    60             11
   Issuance of common stock                                         512              -
                                                               --------       --------
     Cash used in financing activities                           (2,504)       (21,060)
                                                               --------       --------
Effects of exchange rate changes on cash                           (685)           470
                                                               --------       --------
Net decrease in cash and cash equivalents                          (112)          (533)
Cash and cash equivalents at beginning of period                  2,983          3,421
                                                               --------       --------
Cash and cash equivalents at end of period                     $  2,871       $  2,888
                                                               ========       ========

                 See Notes to Consolidated Financial Statements.

                            LAYNE CHRISTENSEN COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together the "Company"). All significant intercompany transactions have been eliminated. Investments in affiliates (10% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for on the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2002 as filed in its Annual Report on Form 10-K.

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

Through its Energy Services and Production division, the Company engages in the operation, development, production and acquisition of natural gas properties, principally focusing on coalbed methane projects. The Company follows the full-cost method of accounting for these properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. As of October 31, 2002, the Company has capitalized $1,778,000 related to uncompleted wells, equipment and facilities. These are unevaluated properties and therefore are not being amortized and reserves have not yet been established.

Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effective tax rate in excess of the statutory federal rate for the three and nine months ended October 31, 2002 was a result of the impact of non-deductible expenses and the tax treatment of certain foreign operations.

Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective February 1, 2002. The adoption of SFAS No. 142 resulted in the Company ceasing to amortize goodwill, the expense of which totaled $281,000 and $844,000 for the three months and nine months ended October 31, 2001, respectively. See Note 5. The adoption of SFAS No. 144 did not have a significant impact on the financial position, results of operations, or cash flows of the Company.

The amounts (refunded) paid for income taxes and interest are as follows (in thousands):

                             Nine Months Ended
                                October 31,
                           ---------------------
                            2002          2001
                           -------       -------
         Income taxes      $  (571)      $ 3,052
         Interest            2,049         3,812

Reclassifications - Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

2.  Inventories

The Company values inventories at the lower of cost (first-in, first-out) or market (in thousands):

                                                            As of
                                                  --------------------------
                                                  October 31,   January 31,
                                                     2002         2002
                                                    -------      -------
         Raw materials                              $    19      $   275
         Work in process                                 59          541
         Finished products, parts and supplies       18,585       21,069
                                                    -------      -------
                Total                               $18,663      $21,885
                                                    =======      =======

3.   Indebtedness

On July 9, 2002, the Company established a new credit facility ("Credit Agreement") with General Electric Capital Corporation as agent for a group of banks. The Credit Agreement was used to refinance borrowings outstanding under the Company's previous revolving credit facility ("Previous Credit Agreement") and to pay the outstanding balance under the Company's unsecured note agreement ("Senior Notes"). The Credit Agreement provides a $35,000,000 revolving credit facility that is available for working capital, capital expenditures, and for other general corporate purposes. The maximum available under the revolving credit facility is $35,000,000, less any outstanding letter of credit commitments (which are subject to a $15,000,000 sublimit). Availability under the revolving credit facility is dependent on a borrowing base consisting primarily of domestic customer receivables and inventories. The Credit Agreement also includes a $35,000,000 term loan ("Term Loan") that is payable in increasing quarterly installments beginning October 1, 2002 and ending July 8, 2007.

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

The Company's floating rate debt exposes it to changes in interest rates going forward. During September 2002, the Company entered into an interest rate swap agreement (the "Swap Agreement"), which has been designated and is accounted for as a cash flow hedge to effectively convert a portion of the Term Loan to a fixed rate basis, thus reducing the impact of interest rate changes. The Company will pay the counterparties interest at 2.53% and receive interest based on a variable Libor rate (1.80% as of October 31, 2002). The notional principal is reduced each quarter based on 50% of the scheduled principal payments on the Company's Term Loan. The notional principal was $17,063,000 as of October 31, 2002. The Swap Agreement calls for quarterly interest payments which commenced on October 1, 2002, and will terminate September 9, 2004.

The Company recorded an extraordinary loss of $696,000, net of taxes, or $.06 per share, as a result of the early redemption of the balance outstanding under the Senior Notes. The loss consisted of a prepayment penalty and prepaid fees associated with the Senior Notes, net of tax benefits of $439,000.

                                                       October 31,   January 31,
                                                           2002         2002
                                                         -------      -------
Current maturities of long-term debt:
     Term Loan                                           $ 3,719    $       -
     Senior Notes                                              -        3,571
     Previous Credit Agreement                                 -       16,500
                                                         -------      -------
         Total current maturities of long-term debt        3,719       20,071
                                                         -------      -------

Long-term debt:
     Term Loan                                            30,406            -
     Senior Notes                                              -       14,286
                                                         -------      -------
         Total long-term debt                             30,406       14,286
                                                         -------      -------
              Total debt                                 $34,125      $34,357
                                                         =======      =======

4.   Investment in Affiliates

In September, 2002, the Company invested in a joint venture with a privately-held limited partnership to develop a water storage bank on property located in California. The Company invested $1,059,000 to acquire 10% ownership in the joint venture as of October 31, 2002. The investment will be accounted for using the equity method as the Company exercises significant influence over the operating and financial policies of the venture.

5.   Goodwill

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

SFAS 142 requires companies to make an initial assessment of goodwill for impairment for each of its reporting units within six months after adoption. The Company completed this initial assessment of goodwill during the second quarter of fiscal year 2003 and determined a transitional impairment charge was required. At February 1, 2002, the Company had $21,884,000 of goodwill recorded in its consolidated balance sheet, consisting primarily of goodwill associated with its mineral exploration segment. In assessing goodwill, the Company assigned assets and liabilities to its reporting units and developed a discounted cash flow analysis to determine the fair value of the reporting units. Based on this model, the Company determined that the mineral exploration goodwill was impaired. As a result, the Company recorded a non-cash charge of $20,225,000, net of taxes of $5,796,000, as a cumulative effect of a change in accounting principle at February 1, 2002 in accordance with SFAS No. 142. After giving effect to the change, results of operations for the first quarter of fiscal year 2003 were a net loss of $14,178,000, or $1.17 per share, versus net income of $251,000, or $.02 per share, as originally reported.

The carrying amount of goodwill attributed to each operating segment with goodwill balances follows (in thousands):


                                                  Impairment
                                February 1, 2002  Adjustment   October 31, 2002
                                ----------------  ----------   ----------------
Geoconstruction Services            $  1,499      $       -       $  1,499
Energy Services and Production           160              -            160
Mineral Exploration                   20,225        (20,225)             -
                                    --------       --------       --------
                                    $ 21,884       $(20,225)      $  1,659
                                    ========       ========       ========

Actual results of operations before the cumulative effect of accounting change for the three and nine months ended October 31, 2002, and proforma results of operations for the three and nine months ended October 31, 2001 and the three fiscal years ended January 31, 2002, had the Company applied the nonamortization provisions of SFAS No. 142 in those periods follow (in thousands, except per share amounts):

                                             Three Months Ended           Nine Months Ended
                                                 October 31,                 October 31,
                                             2002          2001          2002           2001
                                          ---------     ---------     ---------      ---------
Reported income before extraordinary
     item and cumulative effect of
     accounting change                    $     200     $     698     $   1,151      $   1,499
Add back: Goodwill amortization,
     net of related tax effects                   -           216             -            649
                                          ---------     ---------     ---------      ---------
Adjusted income before extraordinary
     item and cumulative effect of
     accounting change                    $     200     $     914     $   1,151      $   2,148
                                          =========     =========     =========      =========

Basic earnings per share:
Reported income before extraordinary
     item and cumulative effect of
     accounting change                    $     .02     $     .06     $     .09      $     .13
Add back: Goodwill amortization,
     net of related tax effects                   -           .02             -            .05
                                          ---------     ---------     ---------      ---------
Adjusted income before extraordinary
     item and cumulative effect of
     accounting change                    $     .02     $     .08     $     .09      $     .18
                                          =========     =========     =========      =========

Diluted earnings per share:
Reported income before extraordinary
     item and cumulative effect of
     accounting change                    $     .02     $     .06     $     .09      $     .12
Add back: Goodwill amortization,
     net of related tax effects                   -           .02             -            .05
                                          ---------     ---------     ---------      ---------

Adjusted income before extraordinary
     item and cumulative effect of
     accounting change                    $     .02     $     .08     $     .09      $     .17
                                          =========     =========     =========      =========

                                               Years ended January 31,
                                         2002           2001            2000
                                      ---------      ---------       ---------
Reported net income (loss)            $   1,078      $  (5,926)      $  (7,665)
Add back: Goodwill amortization,
     net of related tax effects             862            934             968
                                      ---------      ---------       ---------
Adjusted net income (loss)            $   1,940      $  (4,992)      $  (6,697)
                                      =========      =========       =========

Basic earnings per share:
Reported net income (loss)            $     .09      $    (.50)      $    (.66)
Add back: Goodwill amortization,
     net of related tax effects             .08            .07             .09
                                      ---------      ---------       ---------
Adjusted net income (loss)            $     .17      $    (.43)      $    (.57)
                                      =========      =========       =========

                                             Years ended January 31,
                                        2002          2001           2000
                                      --------      --------       --------
Diluted earnings per share:
Reported net income (loss)            $    .09      $   (.50)      $   (.66)
Add back: Goodwill amortization,
     net of related tax effects            .07           .07            .09
                                      --------      --------       --------
Adjusted net income (loss)            $    .16      $   (.43)      $   (.57)
                                      ========      ========       ========

6.   Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

                                                 Three Months                  Nine Months
                                               Ended October 31,            Ended October 31,
                                            -----------------------      -----------------------
                                              2002           2001          2002           2001
                                            --------       --------      --------       --------
Net income (loss)                           $    200       $    698      $(13,974)      $  1,499
Other comprehensive income (loss),
   net of taxes:
     Foreign currency translation
       adjustments                                83            181           403           (662)
     Unrealized gain (loss) on
       available for sale investments             (4)         2,143           (40)         1,859
     Unrealized loss on interest rate
       Swap Agreement                           (110)             -          (110)             -
     Change in unrecognized pension
       liability                                   -              -             -              1
                                            --------       --------      --------       --------
     Other comprehensive income (loss)      $    169       $  3,022      $(13,721)      $  2,697
                                            ========       ========      ========       ========

The components of accumulated other comprehensive loss for the nine months ended October 31, 2002 are as follows (in thousands):

                                                             Interest                    Accumulated
                              Cumulative     Unrealized        Rate        Unrecognized     Other
                             Translation       Loss On         Swap          Pension    Comprehensive
                              Adjustment     Investments     Agreement      Liability        Loss
                               --------       --------       --------       --------       --------

Balance, February 1, 2002      $(10,992)      $    (45)      $      -       $   (990)      $(12,027)
Period changes                      403            (40)          (110)             -            253
                               --------       --------       --------       --------       --------
Balance, October 31, 2002      $(10,589)      $    (85)      $   (110)      $   (990)      $(11,774)
                               ========       ========       ========       ========       ========

7.   Operating Segments

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

Revenues and operating income pertaining to the Company's operating segments are presented below. Intersegment sales are accounted for based on the estimated fair market value of the products sold or services provided. The Corporate operating loss consists of unallocated corporate expenses, primarily general and administrative functions and incentive compensation. Corporate assets are all assets of the Company not directly associated with an operating segment, and consist primarily of cash, deferred income taxes and investments in foreign affiliates. Operating segment revenues, operating income and assets are summarized as follows (in thousands):

                                          Three Months                    Nine Months
                                        Ended October 31,              Ended October 31,
                                   -------------------------       -------------------------
                                      2002            2001            2002            2001
                                   ---------       ---------       ---------       ---------
Revenues
     Water resources               $  43,525       $  45,582       $ 130,767       $ 132,026
     Mineral exploration              13,888          13,480          41,821          45,911
     Geoconstruction services          6,750           6,275          22,673          20,464
     Energy services and
       production                      3,508           5,715          12,242          20,943
     Products and other                2,852           7,176           9,524          24,552
     Intersegment products
       and other revenues               (866)         (2,011)         (2,729)         (7,733)
                                   ---------       ---------       ---------       ---------
         Total revenues            $  69,657       $  76,217       $ 214,298       $ 236,163
                                   =========       =========       =========       =========

                                          Three Months                    Nine Months
                                        Ended October 31,              Ended October 31,
                                   -------------------------       -------------------------
                                      2002            2001            2002            2001
                                   ---------       ---------       ---------       ---------
Operating income (loss)
     Water resources               $   6,509       $   6,554       $  19,376       $  18,025
     Mineral exploration              (1,569)           (896)         (2,294)         (2,522)
     Geoconstruction services            359             636           2,340           1,609
     Energy services and
       production                       (676)            214          (2,678)          1,389
     Products and other                 (261)           (198)         (1,035)           (345)
     Corporate                        (3,493)         (4,312)        (11,156)        (12,414)
                                   ---------       ---------       ---------       ---------
       Total operating income      $     869       $   1,998       $   4,553       $   5,742
                                   =========       =========       =========       =========


                                  October 31,      January 31,
                                     2002             2002
                                   ---------       ---------
Assets
     Water resources               $  59,569       $  60,802
     Mineral exploration              45,630          68,235
     Geoconstruction services         21,208          18,274
     Energy services and
       production                     15,295          11,352
     Products and other                9,740          14,165
     Corporate                        37,315          29,514
                                   ---------       ---------
       Total assets                $ 188,757       $ 202,342
                                   =========       =========

                                          Three Months                    Nine Months
                                        Ended October 31,              Ended October 31,
                                   -------------------------       -------------------------
                                      2002            2001            2002            2001
                                   ---------       ---------       ---------       ---------
Geographic Information:
Revenues
     North America                 $  59,049       $  64,666       $ 181,458       $ 200,677
     Africa/Australia                  9,069          10,184          28,453          32,607
     Other foreign                     1,539           1,367           4,387           2,879
                                   ---------       ---------       ---------       ---------
       Total revenues              $  69,657       $  76,217       $ 214,298       $ 236,163
                                   =========       =========       =========       =========

On August 8, 2001, the Company signed a definitive agreement to sell its Christensen Products business to a subsidiary of Atlas Copco. The Company received $8,165,000 in the third quarter of last year and recorded a gain on the sale of $3,991,000. As part of the definitive agreement, the Company agreed to repurchase certain inventory items that remained unsold by Atlas Copco as of August 8, 2002, and recorded a repurchase obligation of approximately $1,600,000 in connection with the sale. The obligation was settled on August 9, 2002 with a payment of $1,013,000. Approximately $1,800,000 in additional cash was received on February 1, 2002 upon the sale of certain assets and inventory at book value.

Products and other segment revenues for the nine months ended October 31, 2002, and 2001, respectively, include $920,000 and $11,275,000 of revenue from Christensen Products. Intersegment revenues for the nine months ended October 31, 2002 and 2001, respectively, include $224,000 and $5,106,000 from
Christensen Products. Products and other segment operating loss for the nine months ended October 31, 2002 and 2001, respectively, includes ($661,000) and ($560,000) from Christensen Products. Amounts related to Christensen Products for the nine months ended October 31, 2002 were primarily the result of residual manufacturing orders completed during the period and increased costs associated with a longer than expected closing of the Christensen Products plant.

Operating income for the nine months ended October 31, 2002 and 2001, respectively, includes $813,000 and $53,000 of expenses related to the Company's oil and gas exploration activities in the Gulf of Mexico region of the United States.

8.   Contingencies

The Company's drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, "turnkey" basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its provision of services and products. Litigation arising from any such occurrences may result in the Company being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim for damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance with respect to its foreign operations.

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

9.   New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 provides new guidance on accounting for early extinguishments of debt as extraordinary items. SFAS No. 145 is effective for the Company's fiscal year beginning February 1, 2003. Management is currently assessing the impact SFAS 145 will have on the Company's results of operations.

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

Demand for the Company's mineral exploration drilling services and products depends upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals that often fluctuate widely. In this connection, the depressed prices of various metals and general uncertainty in the global economy have continued to adversely impact the level of mineral exploration and development activities conducted by mining companies and has had, and could continue to have, a material adverse effect on the Company.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

                                            Three Months                     Nine Months
                                               Ended                           Ended                          Period-to-Period
                                             October 31,                     October 31,                           Change
                                         -------------------           -----------------------           -------------------------
                                         2002           2001           2002               2001           Three               Nine
                                         ----           ----           ----               ----           Months             Months
                                                                                                         ------             ------

Revenues:
   Water resources                        62.5%          59.8%          61.0%              55.9%          (4.5)%            (1.0)%
   Mineral exploration                    19.9           17.7           19.5               19.4            3.0              (8.9)
   Geoconstruction services                9.7            8.2           10.5                8.7            7.6              10.8
   Energy services and production          5.0            7.5            5.8                8.9          (38.6)            (41.5)
   Products and other                      2.9            6.8            3.2                7.1          (61.5)            (59.6)
                                         -----          -----          -----              -----
       Total net revenues                100.0%         100.0%         100.0%             100.0%          (8.6)             (9.3)

Cost of revenues                          71.6           71.7           71.8               72.9           (8.8)            (10.6)
Gross profit                              28.4           28.3           28.2               27.1           (8.0)             (5.5)
Selling, general and
   administrative expenses                22.0           20.1           20.9               18.8           (0.1)              0.6
Depreciation and amortization              5.2            5.6            5.1                5.9          (13.9)            (18.9)
                                         -----          -----          -----              -----
Operating income (loss)                    1.2            2.6            2.2                2.4          (56.5)            (20.7)
Other income (expense):
   Equity in earnings of
      foreign affiliates                   0.3            0.8            0.3                0.5          (64.6)            (38.1)
   Interest                               (0.9)          (1.1)          (0.9)              (1.4)         (26.0)            (41.9)
   Other, net                              1.1            0.4            0.5                0.5              *              (2.5)
                                         -----          -----          -----              -----
Income (loss) before income
   taxes and minority interest             1.7            2.7            2.1                2.0          (38.8)             (5.6)
Income tax expense                         1.5            1.7            1.4                1.3              *                 *
Minority interest, net of
   income taxes                                                            -                  -           (0.2)               **
                                         -----          -----          -----              -----
Income before extraordinary item           0.2            1.0            0.5                0.6          (71.3)            (23.2)
Extraordinary loss on early
   extinguishment of debt
   (net of tax)                              -              -           (0.3)                 -              *                 *
Cumulative effect of accounting
   change (net of tax)                       -              -           (6.7)                 -              *                 *
                                         -----          -----          -----              -----
Net income (loss)                          0.2%           1.0%          (6.5)%              0.6%             *                 *
                                         =====          =====          =====              =====           ====              ====


------------------
*  Not meaningful.

RESULTS OF OPERATIONS

Revenues for the three months ended October 31, 2002 decreased $6,560,000, or 8.6%, to $69,657,000 while revenues for the nine months ended October 31, 2002 decreased $21,865,000, or 9.3%, to $214,298,000 from the same periods last year. See further discussion of results of operations by division below.

Gross profit as a percentage of revenues was 28.4% and 28.2% for the three and nine months ended October 31, 2002 compared to 28.3% and 27.1% for the three and nine months ended October 31, 2001. The increase in gross profit percentage for the nine months ended October 31, 2002 was primarily attributable to improved pricing and margins at the Company's domestic water locations.

Selling, general and administrative expenses were $15,306,000 for the three months ended October 31, 2002 and $44,743,000 for the nine months ended October 31, 2002 (22.0% and 20.9% of revenues, respectively) compared to $15,314,000 and $44,498,000 for the three and nine months ended October 31, 2001 (20.1% and 18.8% of revenues, respectively). The increases as a percentage of revenue for the three and nine months ended October 31, 2002 were primarily a result of start-up expenses related to Layne Water Development and Storage, the Company's continued expansion of its coalbed methane business development activities, and the relative level of fixed costs in the Company's operating divisions.

Depreciation and amortization decreased to $3,638,000 and $11,225,000 for the three and nine months ended October 31, 2002 compared to $4,225,000 and $13,836,000 for the same periods last year. The decreases in depreciation and amortization were the result of less depreciation from assets fully amortized in prior periods in the mineral exploration division and ceasing to amortize goodwill upon adoption of SFAS No. 142.

Interest expense decreased $222,000 and $1,371,000 for the three and nine months ended October 31, 2002 as compared to the same periods last year. The decreases were primarily a result of decreases in the Company's average borrowings and in interest rates for the period.

Income tax expense of $1,031,000 and $3,134,000 was recorded for the three and nine months ended October 31, 2002 compared to $1,319,000 and $3,084,000 for the same periods last year. The effective rate in excess of the statutory federal rate was a result of the impact of nondeductible expenses and the tax treatment of certain foreign operations.

WATER RESOURCES DIVISION
(in thousands)



                        Three Months Ended           Nine Months Ended
                            October 31,                 October 31,
                      ----------------------      ----------------------
                        2002          2001          2002          2001
                      --------      --------      --------      --------
Revenues              $ 43,525      $ 45,582      $130,767      $132,026
Operating income         6,509         6,554        19,376        18,025

Water resources revenue decreased 4.5% to $43,525,000 for the three months ended October 31, 2002 and decreased 1.0% to $130,767,000 for the nine months ended October 31, 2002 compared to $45,582,000 and $132,026,000 for the three and nine months ended October 31, 2001. The decreases in revenues for the three and nine months ended October 31, 2002 were primarily attributable to lower demand for the Company's services in certain areas of the United States due to reduced municipal spending and resulting competitive pressures. The decreases for the periods were partially offset by increased revenue due to increased infrastructure needs created by population growth in the western United States and a large project being performed by multiple divisions.

Operating income for the water resources division was flat at $6,509,000 for the three months ended October 31, 2002 and increased 7.5% to $19,376,000 for the nine months ended October 31, 2002 compared to $6,554,000 and $18,025,000 for the three and nine months ended October 31, 2001. The increase in operating income for the nine months ended October 31, 2002 was primarily attributable to improved margins at the Company's domestic water supply locations and the large multi-divisional project note above.

MINERAL EXPLORATION DIVISION
(in thousands)

                       Three Months Ended           Nine Months Ended
                          October 31,                   October 31,
                    -----------------------       -----------------------
                      2002           2001           2002           2001
                    --------       --------       --------       --------
Revenues            $ 13,888       $ 13,480       $ 41,821       $ 45,911
Operating loss        (1,569)          (896)        (2,294)        (2,522)

Mineral exploration revenues increased 3.0% to $13,888,000 and decreased 8.9% to $41,821,000 for the three and nine months ended October 31, 2002 compared to revenues of $13,480,000 and $45,911,000 for the three and nine months ended October 31, 2001. The increase for the three months ended October 31, 2002 was due to increased exploration activity in North America and Australia partially offset by reduced mining activity in Africa. The decrease for the nine months ended October 31, 2002 was primarily the result of reduced mining activity in certain areas of Africa.

The operating loss for the mineral exploration division was $1,569,000 for the three months ended October 31, 2002 and $2,294,000 for the nine months ended October 31, 2002 compared to operating losses of $896,000 and $2,522,000 for the three and nine months ended October 31, 2001. Results of operations for the periods reflect improved operating results in North America and Australia, offset by operating losses in Africa. Also included in the three months ended October 31, 2002 are approximately $1,000,000 of costs, including the write-off of certain inventory, associated with the strategic relocation of the Company's base of operations in West Africa.

GEOCONSTRUCTION SERVICES DIVISION
(in thousands)


                      Three Months Ended         Nine Months Ended
                          October 31,               October 31,
                      --------------------      --------------------
                        2002         2001         2002         2001
                      -------      -------      -------      -------
Revenues              $ 6,750      $ 6,275      $22,673      $20,464
Operating income          359          636        2,340        1,609

Geoconstruction services revenues increased 7.6% to $6,750,000 and 10.8% to 22,673,000 for the three and nine months ended October 31, 2002 compared to $6,275,000 and $20,464,000 for the three and nine months ended October 31, 2001. The increases in revenue for the periods were attributable to two large construction projects in Hawaii, the Company's multi-divisional project noted above, and increased equipment sales as a result of new product offerings at the Company's manufacturing subsidiary in Italy.

The geoconstruction services division had operating income of $359,000 for the three months ended October 31, 2002 and operating income of $2,340,000 for the nine months ended October 31, 2002 compared to $636,000 for the three months ended October 31, 2001 and $1,609,000 for the nine months ended October 31, 2001. The decrease for the three months ended October 31, 2002 was primarily attributable to lower margins due to competitive pressure in the Company's markets. The increase for the nine months ended October 31, 2002 was due to the Hawaii projects, the multi-divisional project noted above, and last year included higher costs associated with complications on certain of the Company's ground-freezing projects.

ENERGY SERVICES AND PRODUCTION DIVISION
(in thousands)

                            Three months ended            Nine months ended
                                October 31,                  October 31,
                          -----------------------      -----------------------
                            2002           2001          2002           2001
                          --------       --------      --------       --------
Revenues                  $  3,508       $  5,715      $ 12,242       $ 20,943
Operating income (loss)       (676)           214        (2,678)         1,389


Energy services revenues decreased 38.6% to $3,508,000 and 41.5% to $12,242,000 for the three and nine months ended October 31, 2002 compared to revenues of $5,715,000 and $20,943,000 for the three and nine months ended October 31, 2001. The decreases were primarily the result of reduced exploration activity by the Company's Canadian drilling unit and depressed market conditions for our oil and gas services in the Gulf of Mexico region of the United States, which was also adversely affected by two hurricanes during the three months ended October 31, 2002.

Operating losses for the energy services and production division were $676,000 and $2,678,000 for the three and nine months ended October 31, 2002 compared to operating income of $214,000 and $1,389,000 for the three and nine months ended October 31, 2001. The decreases in operating profit were the result of start-up expenses for a new service location in Louisiana, reduced profit in the Company's service businesses due to adverse weather and depressed market conditions and expenses related to the Company's energy exploration activities and coalbed methane development efforts.

PRODUCTS AND OTHER
(in thousands)

                      Three months ended              Nine months ended
                          October 31,                    October 31,
                     ---------------------           ------------------
                      2002            2001           2002          2001
                      ----            ----           ----          ----
Revenues            $  1,986       $  5,165       $  6,795       $ 16,819
Operating loss          (261)          (198)        (1,035)          (345)

Products and other sales decreased 61.5% to $1,986,000 and 59.6% to $6,795,000 for the three and nine months ended October 31, 2002 compared to $5,165,000 and $16,819,000 for the three and nine months ended October 31, 2001. The decreases in sales were primarily the result of the sale of Christensen Products to a subsidiary of Atlas Copco in the third quarter of last year.

Operating losses for products and other were $261,000 and $1,035,000 for the three and nine months ended October 31, 2002 compared to operating losses of $198,000 and $345,000 for the same periods last year. The operating losses for the three months ended October 31, 2002 were primarily attributable to increased losses at the Company's supply locations due to a competitive market and resulting pricing pressures. The operating losses for the nine months ended October 31, 2002 were primarily the result of closing costs associated with certain operations, primarily Christensen Products, and competitive pressures in the Company's supply business.

Corporate expenses not allocated to individual divisions were $3,493,000 and $11,156,000 for the three and nine months ended October 31, 2002 compared to $4,312,000 and $12,414,000 for the three and nine months ended October 31, 2001. The decrease in unallocated corporate expenses were attributable to reduced incentive-related accruals during the periods.

CHANGES IN FINANCIAL CONDITION

Cash from operations was $11,954,000 for the nine months ended October 31, 2002 compared to $16,118,000 for the same period last year. The decrease in cash from operations was primarily attributable to reduced operating performance and an increase in customer receivables in the Company's geoconstruction division. The increased receivables in the geoconstruction division were due to increased revenues and a collection period which is generally longer than the Company's other divisions.

The Company believes that borrowings from its available credit agreement and cash from operations will be sufficient for the Company's seasonal cash requirements and to fund its anticipated capital expenditures for the balance of the fiscal year.

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

As disclosed in the consolidated financial statements, the Company had goodwill of $21,884,000 at January 31, 2002. The goodwill was primarily attributable to the Company's Mineral Exploration Division. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. The Company completed the initial assessment of goodwill during the second quarter of fiscal year 2003 and determined a transitional impairment charge was required. As a result, the Company took a non-cash charge of $20,225,000, which was recorded, net of taxes of $5,796,000, as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142. To the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position or results of operations.

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

Litigation and Other Contingencies - The Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company's financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company's strategies change, it is possible that the Company's estimate of its probable liability in these matters may change.

The Company's contractual obligations and commercial commitments are summarized as follows:

                                                   Payments/Expiration by Period
                                                            Less than
                                                 Total       1 year      1-3 years    4-5 years
                                                -------      -------      -------      -------
Contractual Obligations and Other
     Commercial Commitments
         Debt                                   $34,125      $ 3,719      $15,531      $14,875
         Operating leases                        16,138        5,824        8,880        1,434
         Ausdrill promissory note                 1,200        1,200            -            -
                                                -------      -------      -------      -------
             Total contractual cash
               obligations                       51,463       10,743       24,411       16,309
                                                -------      -------      -------      -------
         Standby letters of credit                6,911        6,911            -            -
                                                -------      -------      -------      -------
             Total contractual obligations
               and commercial commitments       $58,374      $17,654      $24,411      $16,309
                                                =======      =======      =======      =======

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt, equity risk on investments, and foreign exchange rates giving rise to translation and transaction gains and losses.

The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt and an associated interest rate Swap Agreement appears in Note 3 to the Consolidated Financial Statements in this Form 10-Q. Assuming then existing debt levels and the Swap Agreement, an instantaneous change in interest rates of one percentage point would impact the Company's annual interest expense by $170,000 and $165,000 at October 31, 2002 and January 31, 2002, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2003 Form 10-K. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, and Italy. The operations are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2002 Form 10-K and Note 7 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not significantly impact operating income for the nine months ended October 31, 2002 and 2001. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

ITEM 4. Controls and Procedures

(a) Based on an evaluation of disclosure controls and procedures for the period ended October 31, 2002 conducted by our Chief Executive Officer and Chief Financial Officer within the last ninety (90) days, we conclude that our disclosure controls and procedures are effective.

(b) Based on an evaluation of our internal controls conducted by management within the last ninety (90) days, no significant deficiencies or material weaknesses were identified and we have not made any significant changes in our internal controls or in other factors that could significantly affect internal controls since such evaluation.

                                     PART II

ITEM 1 - Legal Proceedings

         NONE

ITEM 2 - Changes in Securities

         NOT APPLICABLE

ITEM 3 - Defaults Upon Senior Securities

         NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

         NONE

ITEM 5 - Other Information

         NONE

ITEM 6 - Exhibits and Reports on Form 8-K

     a)  Exhibits

         Credit Agreement dated as of July 9, 2002, among the Company, Boyles Bros. Drilling Company, Christensen Boyles Corporation, Layne Water Development and Storage LLC, Layne Texas, Incorporated, Mid-Continent Drilling Company, Shawnee Oil & Gas, LLC, Stamm-Scheele Incorporated, Toledo Oil & Gas Services, Inc., Vibration Technology Inc., various financial institutions, LaSalle Bank National Association, as revolving credit agent, lender, and letter of credit issuer, and General Electric Capital Corporate, as agent and lender.

     b)  Reports on Form 8-K

         Form 8-K filed on August 29, 2002 related to the Company's section 906 certifications.

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



                                              Layne Christensen Company
                                             --------------------------------
                                                  (Registrant)



DATE:   December 6, 2002                         /s/A.B. Schmitt
                                             --------------------------------
                                             A.B. Schmitt, President
                                             and Chief Executive Officer



DATE:   December 6, 2002                         /s/Jerry W. Fanska
                                             --------------------------------
                                             Jerry W. Fanska, Vice President
                                             Finance - Treasurer


                                 CERTIFICATIONS


     I, Andrew B. Schmitt, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Layne Christensen
     Company
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                             Date:  December 6, 2002

                                             /s/A.B. Schmitt
                                             ----------------------------------
                                             A.B. Schmitt, President
                                             and Chief Executive Officer



     I, Jerry W. Fanska, certify that:
1.   I have reviewed this quarterly report on Form 10-Q of Layne Christensen
     Company
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures

     (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          d. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          e. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                              Date:  December 6, 2002

                                              /s/Jerry W. Fanska
                                              ---------------------------------
                                              Jerry W. Fanska, Vice President
                                              Finance - Treasurer

                                  EXHIBIT LIST


                                                                       Page No.
4.1      Credit Agreement dated as of July 9, 2002, among the
         Company, Boyles Bros. Drilling Company, Christensen
         Boyles Corporation, Layne Water Development and Storage LLC,
         Layne Texas, Incorporated, Mid-Continent Drilling Company,
         Shawnee Oil & Gas, LLC, Stamm-Scheele Incorporated,
         Toledo Oil & Gas Services, Inc., Vibration Technology Inc.,
         various financial institutions, LaSalle Bank National
         Association, as revolving credit agent, lender, and
         letter of credit issuer, and General Electric Capital
         Corporate, as agent and lender...................................29