Form 10-K
period 2003-01-31
LAYNE CHRISTENSEN CO
filed 2003-04-07
CIK 888504

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended January 31, 2003

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the transition period from __________________ to _________________.

                         Commission file number: 0-20578

                            Layne Christensen Company
             (Exact name of registrant as specified in its charter)


              Delaware                                  48-0920712
 ---------------------------------                   -----------------
    State or other jurisdiction             (I.R.S. Employer Identification No.)
 of incorporation or organization)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 126-2 of the Act. Yes [X] No [ ]

     The aggregate market value of the 4,231,637 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2002, the last business day of the registrant's second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ National Market System, was $41,173,828. The aggregate market value of the 3,955,139 shares of Common Stock of the Registrant held by non-affiliates of the Registrant on March 20, 2003, computed by reference to the closing sale price of such stock as reported on the NASDAQ National Market System, was $30,256,813.

     At March 20, 2003, there were 11,852,650 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

1. Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14ACPart III.

                                     PART I

Item 1. Business

General

     Layne Christensen Company (the "Company") provides drilling services and related products and services in four principal markets: water resources, mineral exploration, geoconstruction services and energy services and production. Layne Christensen's customers include municipalities, industrial companies, mining companies, oil and gas companies and consulting and engineering firms located principally in the United States, Canada, Mexico, Australia, Africa and South America.

     The Company acquired Christensen Boyles Corporation ("CBC") in December 1995, which expanded the Company's mineral exploration drilling business domestically and marked the Company's entry into Chile and Peru and other South American countries through CBC's affiliated companies. As a result of this acquisition, the Company acquired CBC's drill rig and diamond drill bit design and manufacturing business. On August 8, 2001, the Company sold its design and manufacturing business to a subsidiary of Atlas Copco (see Note 14 of the Notes to Consolidated Financial Statements).

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

     The Company maintains its executive offices at 1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205. The Company's telephone number is (913) 362-0510. The Company's web site address is www.laynechristensen.com. The Company's periodic and current reports are available, free of charge, on our website as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

Market Overview

     The principal markets in which the Company operates are: water resources, mineral exploration, geoconstruction services, and energy services and production. The characteristics of each of these markets vary, particularly with respect to the maturity and cyclicality of the market in various geographic areas. In each of these markets, however, the purchaser of drilling services and products generally demands technical expertise, knowledge of local geological conditions, project management skills, access to significant amounts of capital equipment and cost effective pricing. See Note 14 to the Consolidated Financial Statements for certain financial information about the Company's operating segments and its foreign operations.

  Water Resources

     Through its water resources division, the Company provides a full line of water-related services and products, including hydrological studies and related engineering services, water well design, water well drilling and development, pump sales, installation and service, and repair and maintenance. The Company has expanded this market to include the design and construction of water treatment facilities and the manufacture and sale of water treatment products. These services are marketed on a turnkey basis. In addition, the Company's environmental services related to the assessment and monitoring of groundwater contaminants are included within this market as are the services provided by Layne Water Development & Storage, LLC ("LWDS"), a limited liability company formed between the Company and Western Development & Storage, LLC on September 25, 2001. LWDS intends to pursue opportunities in the areas of risk management and financial services for water resources, water rights, resource acquisition, development and management.

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

   Energy Services and Production

     The Company's energy operations offer drilling services to the shallow, unconventional oil and gas market, conventional oil field fishing services, coil tubing fishing services, resonance technology solutions for stuck tubulars and oil and gas well workover related activities. The Company's services in these operations are offered to oil and gas companies. The market for these services includes both land and offshore open-hole and cased-hole activities. In addition, these operations include land-based oil and gas exploration activities in the Gulf of Mexico regions. These operations also include the Company's acquisition, development, and production activities associated with natural gas properties, primarily focusing on coalbed methane projects located in the Midwestern United States.

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

Business Strategy

     The Company's growth strategy is to expand its current geographic markets and enter into new business lines that build on the Company's core competencies. Key elements of this strategy are as follows:

   In the Water Resources Division, Expand Design, Build, Own and Operate Services as well as Water Resource Development and Management Services

     Layne Christensen believes it is currently the largest provider of water well drilling services in the United States, operating in all regions of the country. In addition, the Company offers many services related to water well drilling including hydrological studies, site selection, well design, design and construction of water treatment facilities and water treatment products. The

Company's growth strategy is to bundle its traditional products and service offerings and market the combination downstream to the design, build, own and operate market for water treatment and distribution facilities. The Company believes that by combining these services into one turnkey project, the customer can expedite the typical design, build project and achieve economies and efficiencies over traditional unbundled services. Through LWDS, its joint venture, the Company intends to expand growth in the water services market through the pursuit of opportunities related to the acquisition, development and management of water resources.

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

   Develop Existing Coalbed Methane Opportunities and Expand Presence in Coalbed Methane Markets

     The Company expects to continue to invest in coalbed methane development and production opportunities within the United States. The Company has the ability to move major coalbed methane development projects forward by leveraging its internal resources, technical expertise and experience. The Company anticipates significant growth during the next five years based on development agreements already in place.

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

   Water Resources

     The Company provides a full range of services for the design and construction of water treatment facilities, including hydrological studies, site selection, well field design and facilities construction and operation. In addition to water treatment plants, these services are provided in connection with surface water intakes, pumping stations and well houses. The Company has the capability to design, build, own and operate the complete water supply system. In addition, the Company offers nonrecourse financing options for these services to its traditional municipal and industrial customers.

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

   Mineral Exploration

     The Company provides drilling services for geological assessment, in situ mining and mineral exploration. These services are used primarily by major gold and copper producers based in the United States, Europe and Canada, and to a lesser extent, iron ore producers. In response to a shift in recent years by many of these producers to foreign markets in search of economically minable orebodies, the Company commenced mineral exploration drilling operations in Mexico in 1991. With its acquisition of CBC in December 1995, the Company acquired an ownership interest in foreign affiliates operating in South America with facilities in Chile and Peru. These affiliates work in various South American countries, including, but not limited to, Argentina, Bolivia, Chile, Mexico and Peru. In addition, with the Stanley Acquisition, the Company has operations in Australia and Africa.

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

   Energy Services and Production

     The Company provides a variety of specialized services to the oil and gas industry through its energy services and production division. Such services include shallow gas and tar sands exploration drilling, conventional oil field fishing services, coil tubing fishing services, resonance technology solutions for stuck tubulars and land-based oil and gas search and development. Beginning with the third quarter of 2003, the Company's land-based oil and gas search and development activities principally focus on coalbed methane development projects in the Midwest Region of the United States.

Operations

     The Company operates on a decentralized basis, with approximately 80 sales and operations offices located in most regions of the United States as well as in Canada, Australia, Africa, Mexico and Italy. In addition, the Company, through its foreign affiliates, operates out of locations in Mexico and South America.

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

     In the water resources product line, the Company's customers are typically municipalities and local operations of industrial businesses. Of the Company's water resources revenues in fiscal 2003, approximately 57% were derived from municipalities and approximately 14% were derived from industrial businesses while the balance was derived from other customer groups. The term

"municipalities" includes local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, the Company targets customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which the Company believes it has competitive advantages due to its drilling expertise and financial resources.

     Customers for the Company's mineral exploration services in the United States, Mexico, Canada, Australia, Africa and South America are primarily gold and copper producers. The Company's largest customers in its mineral exploration drilling business are multi-national corporations headquartered primarily in the United States, Europe and Canada.

     In its geoconstruction services product line, the Company's customers are primarily heavy civil construction contractors, governmental agencies, mining companies and industrial companies. The Company often acts as a specialty subcontractor when it provides geoconstruction services.

     In its energy services line, the Company's customers are primarily oil and gas companies that conduct exploration and production activities in Canada and the Gulf of Mexico region. The Company expects to market its coalbed methane production to large energy pipeline companies and local industrial customers.

Backlog

     The Company's backlog consists of executed service contracts, or portions thereof, not yet performed by the Company. The Company believes that its backlog does not have any significance other than as a short-term business indicator because substantially all of the contracts comprising the backlog are cancelable for, among other reasons, the convenience of the customer. The Company's backlog was approximately $57,198,000 at January 31, 2003, compared to approximately $61,465,000 at January 31, 2002. The Company's backlog as of year-end is generally completed within the following fiscal year.

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

     In the energy services market, Layne Christensen competes with a number of oil and gas service companies, many of which have greater capital and other resources than the Company. The Company competes in this market based on quality of service, technology, responsiveness and, to a lesser extent, price. The Company's primary competitors in this market are Baker Hughes, Inc., Weatherford International and Smith International, Inc. In the energy production market, principally coalbed methane gas, the Company competes with many energy production companies.

Employees and Training

     At January 31, 2003, the Company had 2,414 employees, 165 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the United States. The Company believes that its relationship with its employees is satisfactory.

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

     On average, the Company's field supervisors and drillers have 19 and 14 years, respectively, of experience with the Company. Many of the Company's professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. The Company believes that its size and reputation allow it to compete effectively for highly qualified professionals.

Regulatory and Environmental Matters

     The services provided by the Company are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Its operations are subject to inspection and regulation by various governmental agencies, including the Department of Transportation, OSHA and MSHA in the United States as well as their counterparts in foreign countries. In addition, the Company's activities are subject to regulation under various environmental laws regarding emissions to air, discharges to water and management of wastes and hazardous substances. To the extent the Company fails to comply with these various regulations, it could be subject to monetary fines, suspension of operations and other penalties. In addition, these and other laws and regulations affect the Company's mineral drilling services and influence their determination whether to conduct mineral exploration and development.

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

Item 2.  Properties and Equipment

     The Company's corporate headquarters are located in Mission Woods, Kansas (a suburb of Kansas City, Missouri), in approximately 41,000 square feet of office space leased by the Company pursuant to a written lease agreement which expires December 31, 2008.

     As of January 31, 2003, the Company (excluding foreign affiliates) owned or leased approximately 570 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This includes rigs used primarily in each of its service lines as well as multi-purpose rigs. In addition, as of January 31, 2003, the Company's foreign affiliates owned or leased approximately 110 drill rigs.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 2003.

Item 4A. Executive Officers of the Registrant

     Executive officers of the Company are appointed by the Board of Directors or the President for such terms as shall be determined from time to time by the Board or the President, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

     Set forth below are the name, age and position of each executive officer of the Company.

      Name                 Age                 Position
      ----                 ---                 --------
Andrew B. Schmitt          54         President, Chief Executive Officer and
                                        Director
H. Edward Coleman          65         Executive Vice President
Norman E. Mehlhorn         62         Executive Vice President
Gregory F. Aluce           47         Senior Vice President and Division
                                        President - Water Resources
Eric R. Despain            54         Senior Vice President and Division
                                        President - Mineral Exploration
Steven F. Crooke           46         Vice President, Secretary and General
                                        Counsel
Jerry W. Fanska            54         Vice President-Finance and Treasurer

     Set forth below are the name, age and position of each significant employee of the Company.

      Name                 Age                 Position
      ----                 ---                 --------
Pier L. Iovino             57         Division President - Geoconstruction
Colin B. Kinley            43         Division President - Energy

     The business experience of each of the executive officers and significant employees of the Company is as follows:

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

     H. Edward Coleman has served as an officer of the Company since 1976 and as Executive Vice President since September 1, 2001. Mr. Coleman has over 40 years experience in various areas of the Company's operations.

     Norman E. Mehlhorn has served as Executive Vice President since September 1, 2001, and as Senior Vice President from 1992 to September 2001. Mr. Mehlhorn has over 40 years experience in the drilling business, with particular emphasis on dual tube drilling technology.

     Gregory F. Aluce has served as Senior Vice President since April 14, 1998. Since September 1, 2001, Mr. Aluce has also served as President of the Company's water resource division. Mr. Aluce is responsible for the Company's water-related services and products. Mr. Aluce has over 22 years experience in various areas of the Company's operations.

     Eric R. Despain has served as Senior Vice President since February 1996. Since September 1, 2001, Mr. Despain has also served as President of the Company's mineral exploration division and is responsible for the Company's mineral exploration operations. Prior to joining the Company in December 1995, Mr. Despain was President and a member of the Board of Directors of CBC since 1986.

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

     Pier L. Iovino has served as President of the Company's geoconstruction division since September 1, 2001, and is responsible for the Company's geoconstruction services. Prior to becoming President of the Company's geoconstuction division, Mr. Iovino was district manager of the Company's Boston district, which included the Company's geoconstruction operations.

     Colin B. Kinley has served as President of Layne Christensen Canada, a wholly-owned subsidiary of the Company, since 1990. Since September 1, 2001, Mr. Kinley has also served as President of the Company's energy division. Mr. Kinley is responsible for the Company's energy services and production operations.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an executive officer of the Company.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is traded in the over-the-counter market through the NASDAQ National Market System under the symbol LAYN. The stock has been traded in this market since the Company became a publicly-held company on August 20, 1992. The following table sets forth the range of high and low sales prices of the Company's stock by quarter for fiscal 2003 and 2002, as reported by the NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions.

    Fiscal Year 2003                       High                   Low
    ----------------                       ----                   ---

    First Quarter                        $10.60                  $7.35
    Second Quarter                        10.80                   8.60
    Third Quarter                         10.00                   5.47
    Fourth Quarter                         8.70                   7.35

    Fiscal Year 2002                       High                   Low
    ----------------                       ----                   ---

    First Quarter                        $ 7.50                  $4.00
    Second Quarter                         8.88                   6.15
    Third Quarter                          8.60                   7.10
    Fourth Quarter                         8.30                   7.35

     At March 20, 2003, there were 133 owners of record of the Company's common stock.

     The Company has not paid any cash dividends on its common stock. Moreover, the Board of Directors of the Company does not anticipate paying any cash dividends in the foreseeable future. The Company's future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of the Company and such other factors as the Board of Directors may deem relevant, as well as restrictions under the Credit Agreement between the Company, various financial institutions and General Electric Capital Corporation as agent, and other restrictions which may exist under other credit arrangements existing from time to time. The Credit Agreement limits the cash dividends payable by the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations' Liquidity and Capital Resources" under Item 7 and Note 11 of the Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

     The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2003, has been derived from the Company's audited Consolidated Financial Statements. The Company completed various acquisitions in each of the fiscal years, except for 2001, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements or in previously filed Forms 10-K. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company's consolidated results include the effects of the acquisitions from the date of each acquisition. During fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 and recorded a non-cash charge of $14,429,000, net of tax, as a cumulative effect of a change in accounting principle (see Note 5 of the Notes to Consolidated Financial Statements). The Company also sold two operating companies during 2003 and classified their results as discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements). The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                     Fiscal Years Ended
                                                                        January 31,
                                           --------------------------------------------------------------------------
                                              2003            2002          2001            2000           1999
                                              ----            ----          ----            ----           ----
Income Statement Data
 (in thousands, except
   per share data):
   Revenues                                 $269,922       $289,958       $293,966       $265,893        $271,489
   Cost of revenues
     (exclusive of
     depreciation
     shown below)                            191,983         209,112       219,600        195,624         194,848
                                            --------        --------      --------       --------        --------
   Gross profit                               77,939          80,846        74,366         70,269          76,641
   Selling, general and
     administrative expenses                  55,624          55,877        55,080         50,160          47,431
Depreciation and
     amortization                             14,565          17,956        21,065         22,706          22,086
   Other income (expense):
     Equity in earnings (losses)
       of affiliates                             842             925           894            (27)          1,128
     Interest                                 (2,490)         (3,934)       (6,205)        (4,818)         (4,987)
     Other, net                                2,089             224         1,054            (69)            603
                                            --------        --------      --------       --------         -------
   Income (loss) from
     continuing operations
     before income taxes                       8,191           4,228        (6,036)        (7,511)          3,868
   Income tax expense
     (benefit)                                 5,171           2,498         238              (39)          2,525
   Minority interest,
     net of taxes                               (188)            (70)          118           (255)            (79)
                                            --------        --------      --------       --------         -------
   Net income (loss) from
     continuing operations
     before discontinued
     operations,
     extraordinary item
     and cumulative effect
     of accounting change                      2,832           1,660        (6,156)        (7,727)          1,264
   Income (loss) from
     discontinued operations,
     net of taxes                             (1,179)           (582)          230             62             (63)
   Loss on sale of
     discontinued operations,
     net of taxes                                (23)              -             -              -               -
                                            --------            ----      --------       --------        --------
   Net income (loss) before
     extraordinary item
     and cumulative effect
     of accounting change                      1,630           1,078        (5,926)        (7,665)          1,201
   Extraordinary loss on
     early extinguishment
     of debt, net of taxes                      (696)              -             -              -               -
   Cumulative effect of
     accounting change,
     net of taxes                            (14,429)              -             -              -               -
                                            --------        --------      --------       --------          ------
   Net income (loss)                        $(13,495)       $  1,078      $ (5,926)      $ (7,665)       $  1,201
                                            ========        ========      ========       ========        ========
   Basic earnings (loss)
     per share                              $  (1.14)       $   0.09      $  (0.50)      $  (0.66)        $  0.10
                                            ========        ========      ========       ========         =======
   Diluted earnings (loss)
     per share                              $  (1.11)       $   0.09      $  (0.50)      $  (0.66)        $  0.10
                                            ========        ========      ========       ========         =======

                                                                          At January 31,
                                               -------------------------------------------------------------------
                                                2003            2002         2001            2000            1999
                                                ----            ----         ----            ----            ----
Balance Sheet Data
   (in thousands):
Working capital,
       excluding debt                        $ 37,613        $ 35,584      $ 50,531       $ 48,816       $ 46,211
Total assets                                  178,100         202,342       233,868        245,335        251,503
Total debt                                     32,370          34,357        61,928         63,500         63,500
Total stockholders'
       equity                                  83,373          95,892        93,925        106,840        113,270


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

Results of Operations

     Demand for the Company's mineral exploration drilling services depends upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals that often fluctuate widely. In this connection, the level of mineral exploration and development activities conducted by mining companies has had, and could continue to have, a material adverse effect on the Company.

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

Water Resources Division

     This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation, and repair and maintenance. The division's offerings include design and construction of water treatment facilities and the manufacture and sale of products to treat volatile inorganics in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants.

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

Energy Services and Production Division

     This division offers a variety of specialized services including shallow gas and tar sands exploration drilling, conventional oilfield fishing services, coil tubing fishing services, resonance technology solutions for stuck tubulars and land-based oil and gas search and development. The division's land-based oil and gas search and development activities focus primarily on natural gas properties, principally coalbed methane projects located in the Midwest region of the United States.

Products and Other

     This grouping has historically included the Company's supply operation which distributed drilling equipment, parts and supplies, a manufacturing operation producing diamond drilling rigs, diamond bits, core barrels and drill rods ("Christensen Products") and other miscellaneous operations which do not fall into the above divisions. On January 23, 2003, the Company sold its supply operations to Boart Longyear. Upon the sale, the results of operations were reclassified to discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements). On August 8, 2001, the Company sold its Christensen Products business to a subsidiary of Atlas Copco (see Note 6 of the Notes to Consolidated Financial Statements).

     The following table, which is derived from the Company's Consolidated Financial Statements as discussed in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period-to-period.

                                                                                             Period-to-Period
                                                                                                  Change
                                                         Fiscal Years Ended                 ------------------
                                                              January 31,                    2003         2002
                                                   -------------------------------            vs.          vs.
Revenues:                                          2003         2002          2001    |      2002         2001
                                                   ----         ----          ----    |      ----         ----
   Water resources                                  61.9%       59.6%         56.1%   |      (3.3)%        4.8%
   Mineral exploration                              20.6        20.0          22.5    |      (3.8)       (12.4)
   Geoconstruction services                         11.0         9.3          12.9    |       9.7        (29.0)
   Energy services and production                    6.3         9.3           7.2    |     (37.0)        27.2
   Products and other                                0.2         1.8           1.3    |     (91.6)        40.7
                                                   -----       -----         -----    |
        Total revenues                             100.0%      100.0%        100.0%   |      (6.9)        (1.4)
                                                   =====       =====         =====    |
Cost of revenues                                    71.1%       72.1%         74.7%   |      (8.2)        (4.8)
                                                   -----       -----         -----    |
Gross profit                                        28.9        27.9          25.3    |      (3.6)         8.7
Selling, general and                                                                  |
   administrative expenses                          20.6        19.3          18.7    |      (0.5)         1.5
Depreciation and amortization                        5.4         6.2           7.2    |     (18.9)       (14.8)
                                                                                      |
Other income (expense):                                                               |
   Equity in earnings of                                                              |
      affiliates                                     0.3         0.3           0.3    |      (9.0)         3.5
   Interest                                         (0.9)       (1.3)         (2.1)   |     (36.7)       (36.6)
   Other, net                                        0.8         0.1           0.4    |       *          (78.7)
                                                   -----        ----         -----    |
Income (loss) from continuing operations                                              |
   before income taxes                               3.1         1.5          (2.0)   |      93.7          *
Income tax expense                                   1.9         0.9           0.1    |       *            *
Minority interest, net of taxes                     (0.1)        0.0           0.0    |       *            *
                                                   -----        ----         -----    |
Net income (loss) from continuing                                                     |
   operations before discontinued operations,                                         |
   extraordinary item and cumulative                                                  |
   accounting change                                 1.1         0.6          (2.1)   |      70.6          *
Income (loss) from discontinued                                                       |
   operations, net of taxes                         (0.4)       (0.2)          0.1    |       *            *
Loss from sale of discontinued                                                        |
   operations, net of taxes                          0.0         0.0           0.0    |       *            *
                                                   -----        ----         -----    |
Net income (loss) before extraordinary                                                |
   item and cumulative accounting                                                     |
   change                                            0.7         0.4          (2.0)   |       *            *
Extraordinary item, net of taxes                    (0.3)        0.0           0.0    |       *            *
Cumulative effect of accounting                                                       |
   change, net of taxes                             (5.3)        0.0           0.0    |       *            *
                                                   -----        ----         -----    |
Net income (loss)                                   (4.9)%       0.4%         (2.0)%  |       *            *
                                                   =====        ====         =====    |

*  Not meaningful

Comparison of Fiscal 2003 to Fiscal 2002

     Revenues for fiscal 2003 decreased $20,036,000, or 6.9%, to $269,922,000 compared to $289,958,000 for fiscal 2002. The decrease was primarily the result of decreases in the Company's water resources, energy services and production, and products divisions. See further discussion of results of operations by division presented below.

     Gross profit as a percentage of revenues was 28.9% for fiscal 2003 compared to 27.9% for fiscal 2002. The increase in gross profit was primarily attributable to improved pricing and margins at the Company's domestic water locations partially offset by expenses associated with the Company's domestic oil and gas exploration activities.

     Selling, general and administrative expenses decreased to $55,624,000 for fiscal 2003 compared to $55,877,000 for fiscal 2002 (20.6% and 19.3% of revenues, respectively). The decrease was primarily a result of lower incentive-related accruals partially offset by start-up expenses related to LWDS and expenses associated with the Company's coalbed methane exploration and development activities. The increase as a percentage of revenues is attributable to start-up expenses associated with LWDS and the relative level of fixed costs in the Company's operating divisions.

     Depreciation and amortization decreased to $14,565,000 for fiscal 2003 compared to $17,956,000 for fiscal 2002. The decrease in depreciation and amortization was the result of less depreciation from assets fully depreciated in prior periods in the mineral exploration division and ceasing to amortize goodwill upon adoption of SFAS No. 142 (see Note 5 to the Notes to Consolidated Financial Statements).

     Interest expense decreased to $2,490,000 for fiscal 2003 compared to $3,934,000 for fiscal 2002. The decrease was a result of decreases in the Company's average borrowings and in interest rates during the year.

     Other, net increased to $2,089,000 for the year ended January 31, 2003 compared to $224,000 for the year ended January 31, 2002. The increase was primarily due to a gain on the sale of the Company's investment in a gold exploration project in Africa, and gains as a result of a Company initiative to monetize excess property and equipment. These gains were partially offset by a write-down of the Company's former Christensen Products plant.

     Income tax expense related to continuing operations of $5,171,000 was recorded for the year ended January 31, 2003 (an effective rate of 63.1%), compared to $2,498,000 for the same period last year (an effective rate of 59.1%). The effective rate in excess of the statutory federal rate was a result of the impact of nondeductible expenses and the tax treatment of certain foreign operations.

     Net income (loss) for 2003 included losses related to discontinued operations of $1,202,000, an extraordinary loss of $696,000 due to debt extinguishment costs incurred in connection with a refinancing of the Company's credit facilities, and a $14,429,000 non-cash impairment loss related to goodwill recorded as the cumulative effect of an accounting change upon the adoption of SFAS No. 142.

Water Resources Division
       (in thousands)
                                                   Year ended January 31,
                                                  -----------------------
                                                    2003           2002
                                                    ----           ----
Revenues                                          $167,080       $172,806
Income from continuing operations                   28,654         27,474

     Water resources revenues decreased 3.3% to $167,080,000 for the year ended January 31, 2003 from $172,806,000 for the year ended January 31, 2002. The decrease in revenues was primarily the result of reduced municipal spending in certain of the Company's markets and the resulting competitive pressures, partially offset by increased demand for the Company's services due to increased infrastructure needs created by population growth in the western United States.

     Income from continuing operations for the water resources division increased 4.3% to $28,654,000 for the year ended January 31, 2003, compared to $27,474,000 for last year. The increase was primarily attributable to improved pricing and margins at certain of the Company's domestic water supply locations, a large drilling project performed in the oil and gas sector and certain gains on the sale of property and equipment, partially offset by start-up expenses associated with a water development and storage venture.

Mineral Exploration Division
(in thousands)
                                                    Year ended January 31,
                                                   ------------------------
                                                    2003             2002
                                                    ----             ----
Revenues                                          $55,769           $57,945
Loss from continuing operations                    (1,082)           (7,313)


     Mineral exploration revenues decreased 3.8% to $55,769,000 for the year ended January 31, 2003, compared to revenues of $57,945,000 for the year ended January 31, 2002. Increased activity levels in North America and Australia due to rising precious metal prices were not sufficient to offset reduced exploration activity in certain areas of Africa.

     The loss from continuing operations for the mineral exploration division was $1,082,000 for the year ended January 31, 2003, compared to a loss of $7,313,000 for the year ended January 31, 2002. Results of operations for the year ended January 31, 2003 reflect losses in Africa partially offset by improved operating performance and increased activity levels in North America and Australia. Included in the African losses was the impact of losing two significant contracts and approximately $1,000,000 of costs associated with relocating the West African operations base. The division benefited in fiscal 2003 from reduced depreciation and amortization of $2,753,000 due to assets fully depreciated in prior periods and ceasing to amortize goodwill upon the adoption of SFAS No. 142. Also included in the year was a gain of $901,000 on the sale of an investment in a gold exploration project in Africa. The prior year loss includes a $3.3 million charge related to the sale of the Company's investment in Ausdrill Limited (see Note 6 of the Notes to Consolidated Financial Statements).

Geoconstruction Services Division
(in thousands)
                                               Year ended January 31,
                                             -------------------------
                                              2003                2002
                                              ----                ----
Revenues                                    $29,621             $27,006
Income from continuing operations             2,631               1,194

     Geoconstruction services revenues increased 9.7%, to $29,621,000 for the year ended January 31, 2003 compared to $27,006,000 for last year. The increase in revenues was a result of two large construction projects in Hawaii, the large multi-divisional project in the oil and gas sector and increased equipment sales as a result of new product offerings at the Company's manufacturing facility in Italy.

     The geoconstruction services division had income from continuing operations of $2,631,000 for the year ended January 31, 2003, compared to $1,194,000 for the year ended January 31, 2002. The increased profits were primarily attributable to the margins associated with increased revenues and the elimination of costs incurred in the prior year associated with complications on certain of the Company's groundfreezing projects.

Energy Services and Production Division
(in thousands)
                                                Year ended January 31,
                                             ---------------------------
                                               2003                2002
                                               ----                ----
Revenues                                     $17,016              $27,011
Income (loss) from continuing operations      (2,621)               1,014


     Energy services revenues decreased 37.0% to $17,016,000 for the year ended January 31, 2003, compared to revenues of $27,011,000 for the year ended January 31, 2002. Revenues for the division were negatively impacted by decreased oil and gas exploration spending in Canada and depressed market conditions for our oil and gas services in the Gulf of Mexico region of the United States.

     The division had a loss from continuing operations of $2,621,000 for the year ended January 31, 2003, compared to income from continuing operations of $1,014,000 for the year ended January 31, 2002. The decrease in profits was the result of expenses related to the Company's energy exploration activities and coalbed methane development efforts, start-up expenses for a new service location in Louisiana, and reduced profits due to depressed market conditions.

Products and Other
(in thousands)
                                                 Year ended January 31,
                                              --------------------------
                                               2003                2002
                                               ----                ----
Revenues                                      $  436              $5,190
Income (loss) from continuing operations      (2,142)              1,389


     Products and other revenues decreased 91.6% to $436,000 for the year ended January 31, 2003, compared to $5,190,000 for the year ended January 31, 2002. The decrease in revenues was the result of the sale of Christensen Products to a subsidiary of Atlas Copco in the third quarter of last year and two large specialty construction projects completed last year.

     The loss for products and other of $2,142,000 for the year ended January 31, 2003, includes a write-down of the Christensen Products land and building to reflect further declines in fair market value and residual expenses associated with closing Christensen Products. Income for the year ended January 31, 2002 includes a $4.0 million gain on the sale of Christensen Products to Atlas Copco (see Note 6 to the Notes to Consolidated Financial Statements).

     Corporate expenses not allocated to individual divisions (primarily included in selling, general and administrative expenses) were $14,759,000 and $15,596,000 for the years ended January 31, 2003 and 2002, respectively. The decrease in unallocated corporate expenses was primarily the result of lower incentive-related accruals for the year.

Comparison of Fiscal 2002 to Fiscal 2001

     The financial comparison and discussion of fiscal 2002 versus fiscal 2001 has been reclassified to reflect discontinued operations and to conform to the 2003 presentation of income measures.

Results of Operations

     Revenues for fiscal 2002 decreased $4,008,000 or 1.4% to $289,958,000 compared to $293,966,000 for fiscal 2001. The decrease was primarily the result of decreases in the Company's mineral exploration and geoconstruction services divisions, partially offset by increased revenues in the water resources and energy services and production divisions.

     Gross profit as a percentage of revenues was 27.9% for fiscal 2002 compared to 25.3% for fiscal 2001. The increase in gross profit was primarily attributable to improved margins at the Company's domestic water locations and certain international mineral exploration locations, combined with reduced expenses associated with the Company's domestic oil and gas exploration activities. The increases above were partially offset by reduced margins at the Company's products locations in the United States.

     Selling, general and administrative expenses increased to $55,877,000 for fiscal 2002 compared to $55,080,000 for fiscal 2001. The increase was primarily a result of increased employee benefit, insurance premium and legal costs for the year.

     Depreciation and amortization decreased to $17,956,000 for fiscal 2002 compared to $21,065,000 for fiscal 2001. The decrease in depreciation and amortization was attributable to the disposal of assets in certain international locations and the application of purchase accounting resulting in negative goodwill reducing assets associated with the purchase of the remaining 50% of WADS from Ausdrill (see Note 2 to the Notes to Consolidated Financial Statements).

     Interest expense decreased to $3,934,000 for fiscal 2002 compared to $6,205,000 for fiscal 2001. The decrease was primarily a result of decreases in the Company's average borrowings and in interest rates during the year.

     Income tax expense of $2,498,000 was recorded for the year ended January 31, 2002 (an effective rate of 59.1%), compared to $238,000 for the same period last year (an effective rate of (3.9%)). The effective rate in excess of the statutory federal rate for the year ended January 31, 2002, was a result of the impact of nondeductible expenses and the tax treatment of certain foreign operations.

Water Resources Division
(in thousands)
                                               Year ended January 31,
                                           ----------------------------
                                             2002                2001
                                             ----                ----
Revenues                                   $172,806            $164,883
Income from continuing operations            27,474              20,650


     Water resources revenues increased 4.8% to $172,806,000 for the year ended January 31, 2002 from $164,883,000 for the year ended January 31, 2001. The increase in revenues was primarily the result of the Company's project for the City of Azusa, California, combined with increased demand for the Company's water-related services, partially due to drought conditions in certain areas of the United States.

     Income from continuing operations for the water resources division increased 33.0% to $27,474,000 for the year ended January 31, 2002, compared to $20,650,000 for last year. The increase was primarily attributable to improved pricing and margins at the Company's domestic water supply locations.

Mineral Exploration Division
(in thousands)
                                              Year ended January 31,
                                           -----------------------------
                                             2002                2001
                                             ----                ----
Revenues                                   $57,945             $66,153
Loss from continuing operations             (7,313)             (6,898)


     Mineral exploration revenues decreased 12.4% to $57,945,000 for the year ended January 31, 2002 from $66,153,000 for the year ended January 31, 2001. The decrease in revenue was primarily a result of continued softness in the exploration market in the United States, Australia and Mexico, partially offset by increased activity in certain areas of Africa.

     The loss from continuing operations for the mineral exploration division was $7,313,000 for the year ended January 31, 2002, compared to $6,898,000 for the year ended January 31, 2001. The increased losses in the division were primarily the result of a $3,329,000 charge related to the sale of the Company's investment in Ausdrill Limited in fiscal 2002, partially offset by improved margins at certain of the Company's international locations and cost reductions in Australia.

Geoconstruction Services Division
(in thousands)
                                              Year ended January 31,
                                          -----------------------------
                                            2002                 2001
                                            ----                 ----
Revenues                                   $27,006             $38,010
Income from continuing operations            1,194               5,926

     Geoconstruction services revenues decreased 29.0%, to $27,006,000 for the year ended January 31, 2002, compared to $38,010,000 for last year. The decrease in revenues was a result of slowing construction activity in certain areas of the United States combined with competitive pricing pressures in certain markets served by the Company.

     The geoconstruction services division had income from continuing operations of $1,194,000 for the year ended January 31, 2002, compared to $5,926,000 for the year ended January 31, 2001. The reduced profits were primarily attributable to lower revenues and to costs associated with complications on certain of the Company's ground-freezing projects.

Energy Services and Production Division
(in thousands)
                                                Year ended January 31,
                                            -----------------------------
                                              2002                2001
                                              ----               ----
Revenues                                    $27,011            $21,232
Income (loss) from continuing operations      1,014             (1,866)


     Energy services revenues increased 27.2% to $27,011,000 for the year ended January 31, 2002, compared to revenues of $21,232,000 for the year ended January 31, 2001. The increase was primarily the result of increased oil and gas exploration activity in Canada and increased capacity in the Company's service operations in the Gulf of Mexico region of the United States.

     Income from continuing operations for the energy services and production division was $1,014,000 for the year ended January 31, 2002, compared to a loss from continuing operating loss of $1,866,000 for the year ended January 31, 2001. The improved profits were the result of lower expenditures attributable to the Company's oil and gas exploration activities and improved results from the Company's oil and gas service businesses in the United States, combined with increased levels of activity in Canada.

Products and Other
(in thousands)
                                                 Year ended January 31,
                                              ---------------------------
                                               2002                2001
                                               ----                ----
Revenues                                      $5,190             $ 3,688
Income (loss) from continuing operations       1,389              (2,454)


     Products and other revenues increased 40.7% to $5,190,000 for the year ended January 31, 2002, compared to $3,688,000 for the year ended January 31, 2001. The increase in revenues was primarily the result of increased demand for drill rigs manufactured by the Company for the mineral exploration market and two significant projects completed by the Company's specialty products group.

     Income from continuing operations for products and other was $1,389,000 for the year ended January 31, 2002, compared to a loss from continuing operations of $2,454,000 for the year ended January 31, 2001. The improved results were primarily the result of a $4.0 million gain on the sale of Christensen Products recorded in 2002.

     Corporate expenses not allocated to individual divisions (primarily included in selling, general and administrative expenses) were $15,596,000 and

$15,189,000 for the years ended January 31, 2002 and 2001, respectively. The increase in unallocated corporate expenses was primarily the result of increased employee benefit and insurance premium costs.

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

Inflation

     Management believes that the Company's operations for the periods discussed have not been adversely affected by inflation or changing prices from its suppliers.

Liquidity and Capital Resources

     The primary source of the Company's liquidity in fiscal 2003, 2002 and 2001 was its cash from operating activities of $18,818,000, $25,509,000 and $12,952,000, respectively. The decrease in cash from operations in 2003 was primarily attributable to incentive compensation payments paid in 2003 related to fiscal 2002, note payments to Ausdrill Limited and payment of closing costs related to certain subsidiaries closed at the end of fiscal 2002. In fiscal 2003, cash from operations was primarily used to pay debt issuance costs related to the Credit Agreement, a prepayment penalty on early redemption of the Senior

Notes, and additions to property and equipment of $17,505,000. Capital expenditures during the fiscal years were directed primarily toward expansion and upgrading of the Company's equipment and facilities and the Company's expansion into coalbed methane exploration and production. In fiscal 2004, the Company expects to accelerate its expansion into the production of coalbed methane gas. Capital expenditure estimates for fiscal 2004 include up to $13,000,000 related to the Company's coalbed methane development efforts and approximately $8,000,000 to upgrade equipment and facilities in the Company's water resources, mineral exploration, and geoconstruction divisions. As of January 31, 2003, the Company had no material commitments outstanding for capital assets.

     The Company maintains a cash borrowing facility (the "Credit Agreement") comprised of a term loan and a $35,000,000 revolving credit facility. Borrowings under the Credit Agreement were used to refinance borrowings outstanding under the Company's previous credit facilities. The Company's borrowings under the Credit Agreement were $32,370,000 at January 31, 2003 (see Note 11 to the Consolidated Financial Statements).

     The Company's working capital as of January 31, 2003, 2002 and 2001, was $33,675,000, $15,513,000 and $46,960,000, respectively. Working capital at
January 31, 2002 was reduced by outstanding balances of $16,500,000 under its previous revolving credit facility, which was refinanced during 2003. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company's operating cash requirements and to fund its budgeted capital expenditures for fiscal 2004. The Company also expects to defray the cash cost of its fiscal 2003 incentive compensation awards by making a portion of the payments in common stock.

The Company's contractual obligations and commercial commitments are summarized as follows:

                                                                            Payments/Expiration by Period
                                                                         Less than
                                                            Total          1 year        1-3 years       4-5 years
                                                            ------         -------       ---------       ---------
Contractual Obligations and Other
     Commercial Commitments
         Debt                                              $32,370         $ 3,938         $10,938         $17,494
         Operating leases                                   15,798           5,975           6,557           3,266
         Ausdrill promissory note                              900             900               -               -
                                                           -------         -------         -------         -------
             Total contractual cash
                obligations                                 49,068          10,813          17,495          20,760
                                                           -------         -------         -------         -------
         Standby letters of credit                           6,911           6,911               -               -
                                                           -------         -------         -------         -------
             Total contractual obligations
                 and commercial commitments                $55,979         $17,724         $17,495         $20,760
                                                           =======         =======         =======         =======

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

     Accounting policies are more fully described in Note 1 to the financial statements, located elsewhere in this Annual Report on Form 10-K for the year ended January 31, 2003. We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements.

Revenue Recognition -- Revenue is recognized on large, long-term contracts using the percentage of completion method based upon materials installed and labor costs incurred. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Goodwill and Other Intangibles -- In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which was effective for the Company as of February 1, 2002. SFAS No. 142 substantially changes the accounting for goodwill, requiring that goodwill and other intangible assets with indefinite useful lives cease to be amortized, and, instead periodically tested for impairment. This statement also requires that within six months of adoption, goodwill be tested for impairment at the reporting unit level as of the date of adoption.

As disclosed in the consolidated financial statements, the Company had goodwill of $21,884,000 at January 31, 2002. The goodwill was primarily attributable to the Company's Mineral Exploration Division. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. The Company completed the initial assessment of goodwill during the second quarter of fiscal year 2003 and determined a transitional impairment charge was required. As a result, the Company recorded a non-cash charge of $14,429,000, which was recorded, net of taxes of $5,796,000, as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142. The Company completed its annual impairment test as of December 31, 2002 and no further impairment was indicated. We believe at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position or results of operations.

Other Long-lived Assets -- In evaluating the fair value and future benefits of long-lived assets, we perform an analysis of the anticipated future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. We believe at January 31, 2003 that the long-lived assets' carrying values and useful lives continue to be appropriate.

Accrued Insurance Expense -- We record estimates for certain health and welfare, workers' compensation, and casualty insurance costs that are self-insured programs. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

Costs estimated to be incurred in the future for employee medical benefits, workers' compensation and casualty insurance programs resulting from claims which have occurred are accrued currently. Under the terms of the Company's agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies. These costs are not expected to significantly impact liquidity in future periods (see Note 13 to the Consolidated Financial Statements).

Income Taxes -- Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and foreign affiliates is made only on those amounts in excess of those funds considered to be invested indefinitely (see Note 8 of the Notes to Consolidated Financial Statements).

Litigation and Other Contingencies -- The Company is involved in litigation incidental to its business, the disposition of which is expected to have no material effect on the Company's financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company's strategies change, it is possible that the Company's estimate of its probable liability in these matters may change.

     See Note 15 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and their impact on the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The principal market risks to which the Company is exposed are interest rate risk on variable rate debt, equity risk on marketable investments, and foreign exchange rate risk that could give rise to translation and transaction gains and losses.

     The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt and an associated interest rate swap agreement appear in Note 11 to the Consolidated Financial Statements of this Form 10-K. Assuming then existing debt levels and the swap agreement, an instantaneous change in interest rates of one percentage point would impact the Company's annual interest expense by $157,000 and $165,000 at January 31, 2003 and 2002, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements. Marketable investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

     Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada and Italy. The operations are described in Notes 1 and 14 to the Consolidated Financial Statements. The Company's affiliates also operate in Chile, Peru, Mexico and Panama (see Note 3 to the Notes to Consolidated Financial Statements). The majority of the Company's contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations.

     As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would not significantly impact income from continuing operations for the years ended January 31, 2003 and 2002. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

Foreign exchange gains and losses in the Company's Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company's Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange gains and losses for 2003, 2002 and 2001 were not significant.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                            Page
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

    Independent Auditors' Report ..........................................  34

    Financial Statements:

       Consolidated Balance Sheets as of January 31, 2003 and 2002.........  35

       Consolidated Statements of Income for the Years
          Ended January 31, 2003, 2002 and 2001............................  37

       Consolidated Statements of Stockholders' Equity for the Years
          Ended January 31, 2003, 2002 and 2001............................  39

       Consolidated Statements of Cash Flows for the Years Ended
          January 31, 2003, 2002 and 2001 .................................  40

       Notes to Consolidated Financial Statements..........................  42

       Financial Statement Schedule II.....................................  64



     All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

INDEPENDENT AUDITORS' REPORT


Layne Christensen Company:

     We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the company as of January 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5 to the financial statements, in 2003 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Kansas City, Missouri
March 31, 2003

                   Layne Christensen Company and Subsidiaries
                           Consolidated Balance Sheets
                         As of January 31, 2003 and 2002
                                 (in thousands)


                                                                              January 31,          January 31,
                  ASSETS                                                         2003                 2002
                  ------                                                     -----------           -----------
Current assets:
    Cash and cash equivalents                                                 $   10,770            $   2,983
    Customer receivables, less allowance
      of $4,078 and $3,596, respectively                                          39,117               43,603
    Costs and estimated earnings in excess of
      billings on uncompleted contracts                                            8,711               11,912
    Inventories12,738                                                             21,885
    Deferred income taxes                                                         11,514               10,181
    Income taxes receivable                                                          463                3,074
    Other                                                                          4,867                2,738
                                                                              ----------            ---------
               Total current assets                                               88,180               96,376
                                                                              ----------            ---------
Property and equipment:
    Land                                                                           6,801                8,163
    Buildings                                                                     12,967               16,112
    Machinery and equipment                                                      167,043              162,967
    Uncompleted wells, equipment and facilities                                    3,176                    -
    Mineral interest in properties                                                   369                    -
                                                                              ----------            ---------
                                                                                 190,356              187,242
    Less-accumulated depreciation                                               (132,167)            (128,460)
                                                                              ----------            ---------
      Net property and equipment                                                  58,189               58,782
                                                                              ----------            ---------
Other assets:
    Investment in affiliates                                                      18,587               19,504
    Goodwill                                                                       1,659               21,884
    Deferred income taxes                                                          8,262                4,270
    Other                                                                          3,223                1,526
                                                                              ----------            ---------
                Total other assets                                                31,731               47,184
                                                                              ----------            ---------
                                                                              $  178,100            $ 202,342
                                                                              ==========            =========

                 See Notes to Consolidated Financial Statements.


                                                                   - Continued -

                   Layne Christensen Company and Subsidiaries
                     Consolidated Balance Sheets(Continued)
                         As of January 31, 2003 and 2002
                        (in thousands, except share data)


       LIABILITIES AND STOCKHOLDERS' EQUITY                                          2003                2002
       ------------------------------------                                       ----------          --------
Current liabilities:
    Accounts payable                                                               $  16,044          $  16,762
    Current maturities of long-term debt                                               3,938             20,071
    Accrued compensation                                                              10,874             14,785
    Accrued insurance expense                                                          7,845              5,794
    Other accrued expenses                                                             7,508             10,983
    Income taxes payable                                                                 422              4,049
    Billings in excess of costs and estimated
      earnings on uncompleted contracts                                                7,874              8,419
                                                                                   ---------          ---------
           Total current liabilities                                                  54,505             80,863
                                                                                   ---------          ---------
Noncurrent and deferred liabilities:
    Long-term debt                                                                    28,432             14,286
    Accrued insurance expense                                                          6,765              6,358
    Other                                                                              5,025              4,287
    Minority interest                                                                      -                656
                                                                                   ---------          ---------
           Total noncurrent and deferred liabilities                                  40,222             25,587
                                                                                   ---------          ---------
Contingencies

Stockholders' equity:
    Preferred stock, par value $.01 per share,
       5,000,000 shares authorized, none issued
       and outstanding                                                                     -                  -
    Common stock, par value $.01 per share,
       30,000,000 shares authorized, 11,852,650
       and 11,707,694 shares issued and outstanding                                      119                117
    Capital in excess of par value                                                    84,414             83,605
    Retained earnings                                                                 10,807             24,302
    Accumulated other comprehensive loss                                             (11,922)           (12,027)
    Notes receivable from management stockholders                                        (45)              (105)
                                                                                   ---------          ---------
           Total stockholders' equity                                                 83,373             95,892
                                                                                   ---------          ---------
                                                                                   $ 178,100          $ 202,342
                                                                                   =========          =========

                 See Notes to Consolidated Financial Statements.



                                                                   - Concluded -

                   Layne Christensen Company and Subsidiaries
                        Consolidated Statements of Income
               For the Years Ended January 31, 2003, 2002 and 2001
                      (in thousands, except per share data)

                                                                     2003               2002               2001
                                                                  --------           ----------         --------
Revenues                                                        $  269,922          $  289,958         $  293,966
Cost of revenues (exclusive of
  depreciation shown below)                                        191,983             209,112            219,600
                                                                ----------          ----------         ----------
Gross profit                                                        77,939              80,846             74,366
Selling, general and administrative
  expenses                                                          55,624              55,877             55,080
Depreciation and amortization                                       14,565              17,956             21,065
Other income (expense):
  Equity in earnings of affiliates                                     842                 925                894
  Interest                                                          (2,490)             (3,934)            (6,205)
  Other, net                                                         2,089                 224              1,054
                                                                ----------          ----------          ----------
Income (loss) from continuing
  operations before income taxes                                     8,191               4,228             (6,036)
Income tax expense                                                  (5,171)             (2,498)              (238)
Minority interest, net of taxes
  of $0, $37 and $64                                                  (188)                (70)               118
                                                                ----------          ----------         ----------
Net income (loss) from continuing
  operations before discontinued
  operations, extraordinary
  item and cumulative effect of
  accounting change                                                  2,832               1,660             (6,156)
Income (loss) from discontinued
  operations,  net of income taxes
  of $742, $366 and $145                                            (1,179)               (582)               230
Loss on sale of discontinued operations,
 net of income taxes of $15                                            (23)                  -                  -
                                                                 ---------          ----------         ----------
Net income (loss) before extraordinary
  item and  cumulative effect of
  accounting change                                                  1,630               1,078             (5,926)
Extraordinary loss on early
  extinguishment of debt, net of income
  taxes of $439                                                       (696)                  -                  -
Cumulative effect of accounting change,
  net of income taxes of $5,796                                    (14,429)                  -                  -
                                                                ----------          ----------         ----------
Net income (loss)                                               $  (13,495)         $    1,078         $   (5,926)
                                                                ==========          ==========         ==========


                                                                   - Continued -


                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                  Consolidated Statements of Income (Continued)
               For the Years Ended January 31, 2003, 2002 and 2001
                      (in thousands, except per share data)

                                                                     2003              2002                2001
                                                                  --------          ----------          --------
Basic income (loss) per share:
  Net income (loss) from continuing
     operations                                                 $     0.24          $     0.14         $    (0.52)
  Income (loss) from discontinued
     operations, net of tax                                          (0.10)              (0.05)              0.02
                                                                ----------          ----------         ----------
  Net income (loss) before extraordinary
     item and cumulative effect of
     accounting change                                                0.14                0.09              (0.50)
  Extraordinary loss, net of tax                                     (0.06)                  -                  -
  Cumulative effect of accounting
     change, net of tax                                              (1.22)                  -                  -
                                                                ----------            --------         ----------
Net income (loss) per share                                     $    (1.14)         $     0.09         $    (0.50)
                                                                ==========          ==========         ==========
Diluted income (loss) per share:
  Net income (loss) from continuing
     operations                                                 $     0.23          $     0.14         $    (0.52)
  Income (loss) from discontinued
   operations, net of tax                                            (0.09)              (0.05)              0.02
                                                                ----------          ----------         ----------
  Net income (loss) before extraordinary
     item and cumulative effect of
     accounting change                                                0.14                0.09              (0.50)
  Extraordinary loss, net of tax                                     (0.06)                  -                  -
  Cumulative effect of accounting
     change, net of tax                                              (1.19)                  -                  -
                                                                ----------          ----------         ----------
Net income (loss) per share                                     $    (1.11)         $     0.09         $    (0.50)
                                                                ==========          ==========         ==========

Weighted average number of common
  and dilutive equivalent shares outstanding:
     Weighted average shares
        outstanding - basic                                         11,823              11,758             11,758
     Dilutive stock options                                            319                 277                  -
                                                                ----------          ----------         ----------
     Weighted average shares
        outstanding - diluted                                       12,142              12,035             11,758
                                                                ==========          ==========         ==========


                                                                   - Concluded -

                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For the Years Ended January 31, 2003, 2002 and 2001
                        (in thousands, except share data)

                                                                                                        Notes
                                                                                      Accumulated     Receivable
                                        Common Stock       Capital in                    Other          from
                                     -------------------   Excess of    Retained     Comprehensive    Management
                                       Shares     Amount   Par Value    Earnings           Loss      Stockholders       Total
                                     ----------   ------   ---------    --------     -------------   ------------     ---------
Balance, February 1, 2000            11,691,129    $117     $83,463     $29,150        $ (5,738)         $(152)       $106,840
  Comprehensive loss:
    Net loss                                  -       -           -      (5,926)              -              -          (5,926)
    Other comprehensive income
      (loss):
      Change in unrecognized
        pension liability,
        net of taxes of $234                  -       -           -           -            (373)             -            (373)
      Foreign currency
        translation adjustments,
        net of taxes of $3,979                -       -           -           -          (6,054)             -          (6,054)
      Change in unrealized loss
        on available for sale
        investments, net of
        taxes of $504                         -       -           -           -            (748)             -            (748)
                                                                                                                      --------
  Comprehensive loss                                                                                                   (13,101)
                                                                                                                      --------
  Issuance of stock for
    incentive compensation program        1,181       -          50           -               -              -              50
  Issuance of stock, net of
    expenses                             15,384       -         100           -               -              -             100
  Payments on notes receivable                -       -           -           -               -             36              36
                                     ----------    ----     -------    --------        --------          -----        --------
Balance, January 31, 2001            11,707,694     117      83,613      23,224         (12,913)          (116)         93,925
  Comprehensive income:
    Net income                                -       -           -       1,078               -              -           1,078
    Other comprehensive income
      (loss):
      Change in unrecognized
        pension liability,
        net of taxes of $389                  -       -           -           -            (617)             -            (617)
      Foreign currency
        translation adjustments,
        net of taxes of $291                  -       -           -           -            (377)             -            (377)
      Change in unrealized loss
        on available for sale
        investments, net of
        taxes of $1,248                       -       -           -           -           1,880              -           1,880
                                                                                                                      --------
  Comprehensive income                                                                                                   1,964
                                                                                                                      --------
  Issuance of stock, net of
   expenses                                   -       -          (8)          -               -              -              (8)
  Payments on notes receivable                -       -           -           -               -             11              11
                                     ----------    ----     -------    --------        --------          -----        --------
Balance, January 31, 2002            11,707,694     117      83,605      24,302         (12,027)          (105)         95,892
  Comprehensive income (loss):
    Net loss                                  -       -           -     (13,495)              -              -         (13,495)
    Other comprehensive income
    (loss):
    Change in unrecognized
        pension liability,
        net of taxes of $570                  -       -           -           -            (906)             -            (906)
    Foreign currency
        translation adjustments,
        net of taxes of $754                  -       -           -           -           1,198              -           1,198
    Change in unrealized gain
        on available for sale
        investments, net of
        taxes of $26                          -       -           -           -             (53)             -             (53)
    Change in unrealized loss
        on swap, net of taxes
        of $84                                -       -           -           -            (134)             -            (134)
                                                                                                                      --------
  Comprehensive loss                                                                                                   (13,390)
                                                                                                                      --------
  Issuance of stock upon
   exercise of options                  144,956       2         809           -               -              -             811
Payments on notes receivable                  -       -           -           -               -             60              60
                                     ----------   -----     -------    --------        --------          -----        --------
Balance, January 31, 2003            11,852,650   $ 119     $84,414    $ 10,807        $(11,922)         $ (45)       $ 83,373
                                     ==========   =====     =======    ========        ========          =====        ========

                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Years Ended January 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                             2003            2002            2001
                                                                          ---------       ---------       --------
Cash flow from operating activities:
    Net income (loss)                                                     $(13,495)       $  1,078        $ (5,926)
Adjustments to reconcile net income
        (loss) to cash from operations:
        Loss on sale of discontinued
           operations, net of tax                                               23               -               -
        (Income) loss on discontinued
           operations, net of tax                                            1,179             582            (230)
        Loss on extinguishment of debt,
           net of tax                                                          696               -               -
        Cumulative effect of accounting change,
           net of tax                                                       14,429               -               -
        Depreciation and amortization                                       14,565          17,956          21,065
        Deferred income taxes                                                 (534)            826          (4,712)
        Equity in earnings of affiliates                                      (842)           (925)           (894)
        Dividends received from affiliates                                   1,974             904           1,033
        Minority interest                                                      188             107            (182)
        Gain from disposal of property and
           equipment                                                          (357)           (325)            (37)
        Gain on purchase and sale of businesses                               (214)         (3,991)              -
        (Gain) loss on sale of investments                                    (901)          3,329               -
        Changes in current assets and liabilities,
           (exclusive of effects of acquisitions
           and disposals):
           (Increase) decrease in customer
               receivables                                                   2,348           8,876          (5,300)
           Decrease in costs and
               estimated earnings in excess of
               billing on uncompleted contracts                              2,547              60           1,236
           Decrease in inventories                                           4,132           4,459              48
           (Increase) decrease in other current
               assets                                                          725            (122)          2,378
           Increase (decrease) in accounts payable
               and accrued expenses                                         (9,341)         (1,790)          3,292
           Increase (decrease) in billings in
               excess of costs and estimated
               earnings on uncompleted contracts                              (518)         (2,360)            694
        Other, net                                                           1,047          (1,513)          1,934
                                                                          --------        --------        --------
           Cash from continuing operations                                  17,651          27,151          14,399
           Cash from (used in) discontinued
               operations                                                    1,167          (1,642)         (1,447)
                                                                          --------        --------        --------
               Cash from operating activities                               18,818          25,509          12,952
                                                                          --------        --------        --------


                 See Notes to Consolidated Financial Statements.

                                                                    -Continued -

                   Layne Christensen Company and Subsidiaries
               Consolidated Statements of Cash Flows - (Continued) For the Years Ended January 31, 2003, 2002 and 2001
                                 (in thousands)

                                                                           2003            2002             2001
                                                                         -------         --------         --------
Cash flow from investing activities:
    Additions to property and equipment                                  $(13,960)       $(11,186)        $(14,126)
    Additions to uncompleted wells, equipment
        and facilities                                                     (3,176)              -                -
    Additions to mineral interest in properties                              (369)              -                -
    Proceeds from disposal of property and
        equipment                                                           3,762           4,083            2,256
    Proceeds from sale of business                                          6,851           8,165                -
    Acquisition of business                                                  (246)              -                -
    Proceeds from sale of investment                                          500               -                -
    Investment in joint venture                                            (1,059)              -                -
                                                                         --------        --------         --------
        Cash from (used in) continuing
            operations                                                     (7,697)          1,062          (11,870)
        Cash used in discontinued operations                                  (10)            (19)            (176)
                                                                         --------        --------         --------
            Cash from (used in) investing
              activities                                                   (7,707)          1,043          (12,046)
                                                                         --------        --------         --------

Cash flow from financing activities:
    Net (repayments) borrowings under
        revolving facility                                                 43,500         (24,000)           2,000
    Repayments of long-term debt                                          (45,487)         (3,571)          (3,572)
    Prepayment penalty on early extinguishment
        of debt(1,135)                                                          -               -
    Debt issuance costs                                                    (1,709)              -                -
    Issuance of common stock                                                  811               -                -
    Payments on notes receivable from
        management stockholders                                                60              11               36
                                                                         --------        --------         --------
    Cash used in financing activities                                      (3,960)        (27,560)          (1,536)
                                                                         --------        --------         --------
Effects of exchange rate changes on cash                                      636             570              300
                                                                         --------        --------         --------
Net increase (decrease) in cash and cash
    equivalents                                                             7,787            (438)            (330)
Cash and cash equivalents at beginning of year                              2,983           3,421            3,751
                                                                         --------        --------         --------
Cash and cash equivalents at end of year                                 $ 10,770        $  2,983         $  3,421
                                                                         ========        ========         ========


                 See Notes to Consolidated Financial Statements.


                                                                   - Concluded -

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001

(1)  Summary of Significant Accounting Policies

     Description of Business - Layne Christensen Company and subsidiaries (together, the "Company") provide comprehensive services and products to the water resources, mineral exploration, geoconstruction and energy markets through its four primary operating divisions (see Note 14). The Company operates throughout North America as well as in Africa, Australia and Europe. Its customers include municipalities, industrial companies, mining companies, environmental consulting and engineering firms, heavy civil construction contractors and, to a lesser extent, agribusiness. In mineral exploration, the Company has ownership interest in certain foreign affiliates operating in South America, with facilities in Chile and Peru (see Note 3).

     Fiscal Year - References to years are to the fiscal years then ended.

     Investment in Affiliated Companies - Investments in affiliates (20% to 50% owned) in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for on the equity method.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Financial information for the Company's foreign affiliates and certain foreign subsidiaries is reported in the Company's consolidated financial statements with a one-month lag in reporting periods. The effect of this one-month lag on the Company's financial results is not significant.

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

     Other foreign subsidiaries and affiliates use local currencies as their functional currency. Assets and liabilities have been translated to U.S. dollars at year-end exchange rates. Income and expense items have been translated at exchange rates which approximate the weighted average of the rates prevailing during each year. Translation adjustments are reported as a separate component of

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


accumulated other comprehensive loss. As a result of the acquisition of an Australian company, Stanley Mining Services, during 1998, the Company has reflected substantial changes in the cumulative translation account during 2001, primarily attributed to the devaluation of the Australian dollar.

     Net foreign currency transaction gains and losses for 2003, 2002 and 2001 were not significant.

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

     Inventories - The Company values inventories at the lower of cost (first-in, first-out) or market. Allowances are recorded for inventory considered to be excess or obsolete. Inventories consist primarily of parts and supplies.

     Property and Equipment and Related Depreciation - Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $14,565,000, $16,848,000 and $19,867,000 in fiscal 2003, 2002 and 2001, respectively. The lives used for the items within each property classification are as follows:

                                                Years
                                               -------
        Buildings                              15 - 35
        Machinery and equipment                 3 - 10

     Through its Energy Services and Production division, the Company engages in the operation, development, production and acquisition of oil and gas properties, principally focusing on coalbed methane gas projects. The Company follows the full-cost method of accounting for these properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. As of January 31, 2003, the Company has capitalized $3,545,000 related to uncompleted wells, equipment and facilities and land acquisition costs. These are unevaluated properties and therefore are not being amortized and reserves have not yet been established.

     Goodwill - Goodwill relates to acquisitions completed by the Company. In fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets which resulted in the Company

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001

ceasing to amortize goodwill. Amortization expense for goodwill was $1,108,000 and $1,198,000 for 2002 and 2001, respectively. At least annually as of December 31, goodwill is tested for impairment by applying a fair value based test. In assessing the value of goodwill, assets and liabilities are assigned to reporting units and a discounted cash flow analysis is used to determine fair value.

     Investments - The Company, through its wholly-owned subsidiaries owns certain common stock of publicly traded companies in Australia and Canada. The Company classifies these investments as available-for-sale. The noncurrent investments have a cost basis of $172,000 and $188,000 and are reported at their fair values of approximately $12,000 and $107,000 at January 31, 2003 and 2002, respectively. The gross unrealized losses of $160,000 and $81,000, net of taxes of $62,000 and $36,000 at January 31, 2003 and 2002, respectively, have been recorded as a component of accumulated other comprehensive loss.

     Impairment of Long-Lived Assets - At each balance sheet date or as circumstances indicate necessary, a determination is made by management as to whether the value of long-lived assets, including assets to be disposed of, has been impaired. The determination is based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors. Effective February 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The adoption of SFAS No. 144 did not have a significant effect on the Company's impairment policy.

     Accrued Insurance Expense - Costs estimated to be incurred in the future for employee medical benefits, workers' compensation benefits and casualty insurance programs resulting from claims which have been incurred are accrued currently. Under the terms of the Company's agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies (see
Note 13).

     Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 2003 and 2002, because of the relatively short maturity of those instruments. Investments in equity securities are carried at quoted market values. See Note 11 for disclosure regarding the fair value of indebtedness and the interest rate swap of the Company.

     Consolidated Statements of Cash Flows - Highly liquid investments with a remaining maturity of three months or less at the time of purchase are considered cash equivalents.

     The amounts paid for income taxes and interest are as follows (in thousands):

                           2003            2002           2001
                          ------          ------         ------
Income taxes              $3,348          $3,471         $  582
Interest                   2,498           4,092          5,632

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


     Supplemental Noncash Transactions - In 2001, the Company issued 1,181 shares of common stock related to compensation awards and 15,384 shares of common stock in connection with an acquisition made in 2000. In 2003 and 2002, the Company did not issue shares of common stock or stock options related to compensation awards.

     Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and foreign affiliates is made only on those amounts in excess of those funds considered to be invested indefinitely (see Note 8).

     Earnings Per Share - Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. Options to purchase 390,900, 398,454 and 1,097,619 shares have been excluded from weighted average shares in 2003, 2002 and 2001, respectively, as their effect was antidilutive.

     Stock-Based Compensation - Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs (see Note 12). Pro forma net income (loss) and earnings per share for 2003, 2002 and 2001, determined as if the SFAS 123 Method had been applied, is presented in the following table (in thousands, except per share amounts):

                                             2003           2002          2001
                                          --------        -------      --------
Net income (loss), as reported            $(13,495)       $  1,078      $(5,926)
Deduct:  Total stock-based
    employee compensation expense
    determined under fair value
    based method for all awards,
    net of tax                                (578)           (566)        (467)
                                          --------        --------      -------
Pro forma net income                      $(14,073)       $    512      $(6,393)
                                          ========        ========      =======

Income (loss) per share:
    Basic - as reported                   $  (1.14)       $   0.09      $ (0.50)
                                          ========        ========      =======
    Basic - pro forma                     $  (1.19)       $   0.04      $ (0.54)
                                          ========        ========      =======

    Diluted - as reported                 $  (1.11)       $   0.09      $ (0.50)
                                          ========        ========      =======
    Diluted - pro forma                   $  (1.16)       $   0.04      $ (0.54)
                                          ========        ========      =======

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


     Other Comprehensive Loss - Accumulated balances of Other Comprehensive Loss are as follows (in thousands):

                                                                                           Accumulated
                                  Cumulative    Unrealized   Unrecognized   Unrealized        Other
                                 Translation      Loss On       Pension      Loss on      Comprehensive
                                  Adjustment    Investments    Liability       Swap            Loss
                                 -----------    -----------  ------------   -----------   -------------
Balance,
  February 1, 2001                 $(10,615)      $(1,925)      $  (373)     $       -       $(12,913)
Period change                          (377)        1,880          (617)             -            886
                                   --------       -------       -------      ---------       --------
Balance,
  January 31, 2002                  (10,992)          (45)         (990)             -        (12,027)
Period change                         1,198           (53)         (906)          (134)           105
                                   --------      --------       -------      ---------       --------
Balance,
  January 31, 2003                 $ (9,794)     $    (98)      $(1,896)     $    (134)      $(11,922)
                                   ========      ========       =======      =========       ========


     Reclassifications - Certain 2002 and 2001 amounts, primarily related to discontinued operations, have been reclassified to conform with the 2003 presentation.

(2)  Acquisitions

     On December 13, 2002, the Company acquired the remaining 35% ownership in International Directional Services ("IDS") from its joint venture partner Silver States Survey, Inc. for approximately $246,000 in cash. The acquisition has been accounted for using the purchase method of accounting and did not have a significant effect on the Company's consolidated financial position.

     Effective June 30, 2001, the Company acquired the remaining 50% ownership in West African Drilling Services ("WADS") from its joint venture partner, Ausdrill Limited ("Ausdrill"). The Company issued a twenty-five month promissory note for $2,500,000 and surrendered, by way of an Ausdrill share repurchase agreement, the 6,014,615 shares of Ausdrill that the Company owned. The promissory note is included in other accrued expenses in the Consolidated Balance Sheets. The shares had a fair value of approximately $206,000. The acquisition has been accounted for using the purchase method of accounting. Had this acquisition taken place as of February 1, 2001, pro forma operating results would not have been significantly different from those reported.

     The 2002 acquisition had the following effect on the Company's consolidated financial position (in thousands):

                                                                 2002
                                                               -------
         Property and equipment                                $(3,906)
         Working capital                                        (1,389)
         Intangible and other assets                              (548)
         Noncurrent and deferred liabilities                     5,843
                                                               -------
           Total purchase price, net of cash acquired          $     -
                                                               =======

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


(3)  Investments in Affiliates

     The Company's investments in affiliates are carried at the Company's equity in the underlying net assets plus an additional $4,607,000 as a result of purchase accounting. This additional amount was being amortized over lives ranging from 20 to 35 years, however, amortization was ceased effective February 1, 2002 upon adoption of SFAS No. 142. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows at January 31, 2003:

                                                                   Percentage
                                                                     Owned
                                                                   ----------
          Christensen Chile, S.A. (Chile)                            49.99%
          Christensen Commercial, S.A. (Chile)                       50.00%
          Geotec Boyles Bros., S.A. (Chile)                          49.75%
          Boyles Bros. Diamantina, S.A. (Peru)                       29.49%
          Christensen Commercial, S.A. (Peru)                        50.00%
          Geotec, S.A. (Peru)                                        35.38%
          Boytec, S.A. (Panama)                                      49.99%
          Plantel Industrial S.A. (Chile)                            50.00%
          Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)           49.99%
          Geoductos Chile, S.A. (Chile)                              50.00%

     In 2003, the Company sold its investment in Technidrill, Ltd and Christensen Boyles GmbH for $860,000. At the time of sale, the investment had a cost basis of $845,000.

     Financial information from foreign affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the Company's foreign affiliates, as of January 31, 2003, 2002 and 2001, and for the years then ended, was as follows (in thousands):

                                     2003              2002           2001
                                   -------           -------        -------
          Total assets             $52,332           $51,146        $60,526
          Total liabilities         17,039            13,442         21,741
          Revenues                  51,629            61,720         66,217
          Gross profit               8,318             8,401         10,423
          Operating income           3,839             3,905          5,393
          Net income                 2,206             1,988          2,392

     The Company has transactions and balances with foreign affiliates which resulted in the following amounts being included in the Consolidated Financial Statements as of January 31, 2003, 2002 and 2001, and for the years then ended (in thousands):

                                      2003            2002             2001
                                     ------          ------           ------
          Accounts receivable        $   77          $  282           $1,563
          Notes receivable                -               -              149
          Revenues                      167           2,691            3,231

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


     Undistributed equity in earnings of foreign affiliates totaled $2,820,000, $3,925,000 and $3,904,000 as of January 31, 2003, 2002 and 2001, respectively.

     In September 2002, the Company invested in a joint venture with a privately-held limited partnership to develop a water storage bank on property located in California. The Company invested $1,059,000 to acquire 10% ownership in the joint venture. The joint venture had total assets of $10,294,000 as of January 31, 2003. The investment will be accounted for using the equity method as the Company exercises significant influence over the operating and financial policies of the venture.

(4)  Discontinued Operations

     On December 10, 2002, the Company sold its Ranney(R) collector well business to Reynolds, Inc. for $1,575,000. The Ranney(R) business was a component of the Company's Water Resources Division (see Note 14). The Company recorded a gain on the sale of approximately $827,000, net of taxes of $520,000, for the year ended January 31, 2003.

     On January 23, 2003, the Company sold its Drilling Equipment Supply, Inc. ("DESI") division to Boart Longyear. DESI was a supply operation that distributed drilling equipment, parts and supplies and was the last remaining component of the Company's products segment (see Note 14). The Company recorded a loss on the disposal of $850,000, net of taxes of $535,000, for the year ended January 31, 2003.

     In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets the results of operations for Ranney(R) and DESI have been classified as discontinued operations. Revenues and net income (loss) from discontinued operations for 2003, 2002, and 2001 were as follows (in thousands):

                               2003                 2002                 2001
                               ----                 ----                 ----
Revenues:
    Ranney(R)                 $ 2,379             $ 2,686              $ 5,321
    DESI                        8,064              15,744               14,706
                               ------             -------              -------
        Total                 $10,443             $18,430              $20,027
                              =======             =======              =======

Net income (loss):
    Ranney(R)                 $  (446)            $  (563)             $  (200)
    DESI                         (733)                (19)                 430
                              -------             -------              -------
        Total                 $(1,179)            $  (582)             $   230
                              =======             =======              =======

(5)  Goodwill

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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


     SFAS 142 requires companies to make an initial assessment of goodwill for impairment for each of its reporting units within six months after adoption. The Company completed this initial assessment of goodwill during the second quarter of fiscal year 2003 and determined a transitional impairment charge was required. At February 1, 2002, the Company had $21,884,000 of goodwill recorded in its consolidated balance sheet, consisting primarily of goodwill associated with its mineral exploration segment. In assessing goodwill, the Company assigned assets and liabilities to its reporting units and developed a discounted cash flow analysis to determine the fair value of the reporting units. Based on this model, the Company determined that the mineral exploration goodwill was impaired. As a result, the Company recorded a non-cash charge of $14,429,000, net of taxes of $5,796,000, as a cumulative effect of a change in accounting principle at February 1, 2002, in accordance with SFAS No. 142. The Company completed its annual impairment test as of December 31, 2002 and no further impairment was indicated.

The carrying amount of goodwill attributed to each operating segment with goodwill balances follows (in thousands):

                                                                        Impairment
                                                 February 1, 2002       Adjustment     January 31, 2003
                                                 ----------------       ----------     ----------------
Geoconstruction Services                             $ 1,499            $       -           $ 1,499
Energy Services and Production                           160                    -               160
Mineral Exploration                                   20,225              (20,225)                -
                                                     -------            ---------           -------
                                                     $21,884            $ (20,225)          $ 1,659
                                                     =======            =========           =======

Proforma results of operations for 2002 and 2001 had the Company applied the nonamortization provisions of SFAS No. 142 in those periods follows (in thousands, except per share amounts):

                                                                       Years ended January 31,
                                                               2003             2002            2001
                                                            ---------         --------        -------
Reported net income (loss)                                  $(13,495)          $1,078         $(5,926)
Add back: Goodwill amortization,
     net of related tax effects                                    -              862             934
                                                            --------           ------         -------
Adjusted net income (loss)                                  $(13,495)          $1,940         $(4,992)
                                                            ========           ======         =======
Diluted earnings per share:
Reported net income (loss)                                  $  (1.11)          $  .09         $  (.50)
Add back: Goodwill amortization,
     net of related tax effects                                    -              .07             .07
                                                            --------           ------         -------
Adjusted net income (loss)                                  $  (1.11)          $  .16         $  (.43)
                                                            ========           ======         =======

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


(6)  Other Income (Expense)

     Other income (expense) consisted of the following for the fiscal years ended January 31 (in thousands):

                                                  2003             2002            2001
                                                -------          -------         -------
Gain from disposal of property and equipment    $   357          $   325         $    87
Gain from purchase or sale of businesses            214            3,991               -
Gain (loss) from sale of investments                901           (3,329)              -
Gain (loss) from business closures                  517           (1,697)            (50)
Exchange gains (losses)                             (52)             112             193
Miscellaneous, net                                  152              822             824
                                                -------          -------         -------
                                                $ 2,089          $   224         $ 1,054
                                                =======          =======         =======

     The gain from disposal of property and equipment for 2003 includes gains of approximately $1,419,000 as a result of a Company initiative to monetize excess property and equipment, as well as gains from disposals in the ordinary course of business. These gains were partially offset by a $1,800,000 write-down of the Company's former Christensen Products plant to reflect current estimates of net realizable value.

     In 2003, the Company, through its wholly-owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"), recognized a gain of $901,000 on the sale of its investment in a gold exploration project in Africa.

     In 2002, the Company sold its Christensen Products business to a subsidiary of Atlas Copco. The Company received $8,165,000 and recorded a gain on the sale of $3,991,000. Approximately $1,800,000 in additional cash was received on February 1, 2002 upon the sale of certain additional assets and inventory at book value.

     In 2002, the Company, through Layne Australia, sold its investment in Ausdrill Limited, a publicly traded company on the Australian Stock Exchange. The investment was classified as available-for-sale and had a cost basis of $3,535,000. The Company recorded a loss on the sale of $3,329,000 and removed the related net of tax loss of $1,880,000 from accumulated other comprehensive income in the Consolidated Statement of Stockholders' Equity.

     In 2002, the Company closed certain unprofitable locations and recognized a loss of $1,697,000. In 2003 the Company received higher than expected proceeds from the final settlement of certain of the assets and recorded a gain of $517,000.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


(7)    Costs and Estimated Earnings on Uncompleted Contracts (in thousands):

                                                     2003                     2002
                                                   --------                --------
Costs incurred on uncompleted contracts            $ 76,236                 $ 81,057
Estimated earnings                                   37,744                   36,178
                                                   --------                 --------
                                                    113,980                  117,235
Less:  Billings to date                             113,143                  113,742
                                                   --------                 --------
                                                   $    837                 $  3,493
                                                   ========                 ========
Included in accompanying balance
sheets under the following captions:
       Costs and estimated earnings in
        excess of billings on uncompleted
         contracts                                 $  8,711                 $ 11,912
Billings in excess of costs and
         estimated earnings on uncompleted
         contracts                                   (7,874)                  (8,419)
                                                   --------                 --------
                                                   $    837                 $  3,493
                                                   ========                 ========

     The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year.

(8)  Income Taxes

     Income (loss) before income taxes is as follows (in thousands):

                                                 2003                  2002               2001
                                               --------              --------           --------
          Domestic                             $ 13,453              $ 15,251           $  5,196
          Foreign                                (5,262)              (11,023)           (11,232)
                                               --------              --------           --------
                                               $  8,191              $  4,228           $ (6,036)
                                               ========              ========           ========

     Components of income tax expense are (in thousands):

                                                 2003                   2002               2001
                                               --------               --------           -------
          Currently due:
             U.S. federal                       $ 4,387               $   775            $    69
             State and local                      1,079                   316                215
            Foreign                                (124)                1,644              1,344
                                                -------               -------            -------
                                                  5,342                 2,735              1,628
                                                -------               -------            -------
          Deferred:
             U.S. federal                        (1,756)                 (896)             2,531
             State and local                        576                  (230)              (193)
            Foreign                               1,009                   889             (3,728)
                                                -------               -------            -------
                                                   (171)                 (237)            (1,390)
                                                -------               -------            -------
                                                $ 5,171               $ 2,498            $   238
                                                =======               =======            =======

     Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects are (in thousands):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001

                                            2003                                      2002
                              ----------------------------------        ----------------------------------
                              Assets     Liabilities      Total         Assets    Liabilities       Total
                              -------    -----------      ------        ------    -----------      -------
Contract income              $  3,974             -      $  3,974      $  2,846             -      $  2,846
Accrued insurance
 expense                        1,982             -         1,982         1,271             -         1,271
Employee compensation           1,326             -         1,326         1,125             -         1,125
Bad debts                       1,473             -         1,473         1,215             -         1,215
Inventory                       2,926      $   (566)        2,360         1,825      $ (1,293)          532
Other                           1,715        (1,316)          399         3,865          (673)        3,192
                             --------      --------      --------      --------      --------      --------
       Current                 13,396        (1,882)       11,514        12,147        (1,966)       10,181
                             --------      --------      --------      --------      --------      --------
Accelerated depreciation          466        (4,903)       (4,437)          281        (5,445)       (5,164)
Cumulative translation
   adjustment                   6,168             -         6,168         6,939             -         6,939
Accrued insurance
   expense                      2,853             -         2,853         2,620             -         2,620
Unrealized loss on
   investments                     52             -            52            36             -            36
Employee compensation           1,654          (540)        1,114         1,041          (618)          423
Tax deductible goodwill         5,450             -         5,450             -             -             -
Tax loss carryforward             545             -           545           317             -           317
Unremitted foreign
   earnings                         -          (838)         (838)            -             -             -
Other                             674        (3,319)       (2,645)        1,466        (2,367)         (901)
                             --------      --------      --------      --------      --------      --------
       Noncurrent              17,862        (9,600)        8,262        12,700        (8,430)        4,270
                             --------      --------      --------      --------      --------      --------
                             $ 31,258      $(11,482)     $ 19,776      $ 24,847      $(10,396)     $ 14,451
                             ========      ========      ========      ========      ========      ========

     The Company has several Australian and African subsidiaries which have generated tax losses. The majority of these losses have been utilized to reduce the Company's federal and state income tax expense. The Company has tax loss carryforwards from its Mexican subsidiary of $1,800,000 which expire between 2010 and 2013.

     At January 31, 2003, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $10,300,000 for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

     Deferred taxes were provided on undistributed earnings of certain foreign affiliates where the earnings are not considered to be invested indefinitely. Income taxes and foreign withholding taxes were also provided on dividends received and gains recognized on the sale of certain affiliates during the year.

     A reconciliation of the total income tax expense to the statutory federal rate is as follows (in thousands):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001

                                      2003                      2002                     2001
                              ---------------------    ----------------------   ----------------------
                                          Effective                 Effective                 Effective
                               Amount        Rate      Amount         Rate      Amount          Rate
                              -------     ---------    ------       ---------   ------        --------
Income tax at statutory
  rate                        $ 2,785       34.0%      $ 1,438         34.0%    $(2,052)        34.0%
State income tax, net             424        5.2            57          1.4          14         (0.2)
Difference in tax expense
  resulting from:
  Nondeductible expenses          417        5.1           420          9.9         465         (7.7)
  Taxes on foreign
     affiliates                 1,295       15.8           (53)        (1.2)          3         (0.0)
  Taxes on foreign
     operations                   (96)      (1.2)          484         11.4       1,752        (29.0)
Other, net                        346        4.2           152          3.6          56         (1.0)
                              -------       ----       -------         ----     -------         ----
                              $ 5,171       63.1%      $ 2,498         59.1%    $   238         (3.9)%
                              =======       ====       =======         ====     =======         ====

(9)  Leases

     Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year from January 31, 2003 are as follows (in thousands):

               2004                    $5,975
               2005                     3,408
               2006                     3,149
               2007                     2,013
               2008                     1,253

     Operating leases are primarily for automobiles, light trucks, and office and shop facilities. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $10,632,000, $6,475,000 and $5,972,000 in 2003, 2002 and 2001, respectively.

(10) Employee Benefit Plans

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

     The following table sets forth the plan's funded status as of December 31, 2002 and 2001 (the measurement dates) and the amounts recognized in the Company's Consolidated Balance Sheets at January 31, 2003 and 2002 (in thousands):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001

                                                         2003            2002
                                                       --------        -------
     Benefit obligation at beginning of year            $ 5,921        $ 5,411
     Service cost                                           167            163
     Interest cost                                          409            391
     Actuarial loss                                         527            295
     Benefits paid                                         (320)          (339)
                                                        -------        -------
     Benefit obligation at end of year                    6,704          5,921
                                                        -------        -------

     Fair value of plan assets at beginning of year       4,849          5,037
     Actual return on plan assets                          (463)          (297)
     Employer contribution                                  847            448
     Benefits paid                                         (320)          (339)
                                                        -------        -------
     Fair value of plan assets at end of year             4,913          4,849
                                                        -------        -------
     Funded status                                       (1,791)        (1,072)
     Unrecognized actuarial loss                          2,944          1,614
     Unrecognized prior services cost                        30             40
     Contributions between measurement date and
       fiscal year end                                      145              -
                                                        -------        -------
     Net amount recognized                              $ 1,328        $   582
                                                        =======        =======

    Amounts recognized in the Company's Consolidated Balance Sheets at January 31, 2003 and 2002 (in thousands) consist of:

                                                         2003           2002
                                                       --------       --------
    Prepaid benefit cost                                $ 1,328       $   582
    Accrued benefit liability                            (3,120)       (1,654)
    Intangible asset                                         30            40
    Accumulated other comprehensive loss                  3,090         1,614
                                                        -------       -------
    Net amount recognized                               $ 1,328       $   582
                                                        =======       =======

     Net periodic pension cost for 2003, 2002 and 2001 includes the following components (in thousands):

                                               2003          2002        2001
                                             -------        ------      ------
     Service cost                             $  167        $  163      $  141
     Interest cost                               409           391         404
     Expected return on assets                  (398)         (398)       (371)
     Net amortization                             68            (7)          3
                                              ------        ------      ------
     Net periodic pension cost                $  246        $  149      $  177
                                              ======        ======      ======

     The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset. The unrecognized pension cost has been recorded as a charge to consolidated stockholders' equity after giving effect to the related future tax benefit.

     The projected benefit obligation for 2003, 2002 and 2001 was computed using a discount rate of 6.5%, 7.25% and 7.75%, respectively, and an estimated long-term rate of return on assets of 8.0%, 8.75% and 8.75%, respectively. Benefit level assumptions for 2003, 2002 and 2001 are based on fixed amounts per year of credited service.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001



         The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $1,316,000, $1,285,000 and $1,236,000 in 2003, 2002 and 2001, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

         The Company's salaried and certain hourly employees participate in Company-sponsored, defined contribution plans. Total expense for the Company's portion of these plans was $1,560,000, $1,205,000 and $1,178,000 in 2003, 2002
and 2001, respectively.

(11)     Indebtedness

         On July 9, 2002, the Company entered into a new credit facility ("Credit Agreement") with General Electric Capital Corporation as agent for a group of banks. The Credit Agreement was used to refinance borrowings outstanding under the Company's previous revolving credit facility ("Previous Credit Agreement") and to pay the outstanding balance under the Company's note agreement ("Senior Notes"). The Credit Agreement provides a $35,000,000 revolving credit facility that is available for working capital, capital expenditures, and for other general corporate purposes. The maximum available under the revolving credit facility is $35,000,000, less any outstanding letter of credit commitments (which are subject to a $15,000,000 sublimit). Availability under the revolving credit facility is dependent on a borrowing base consisting primarily of domestic customer receivables and inventories. As of January 31, 2003, availability under the revolving credit facility was $26,381,000, less outstanding letters of credit of $6,911,000, although no borrowings were outstanding. The Credit Agreement also includes a $35,000,000 term loan ("Term Loan") that is payable in increasing quarterly installments that began October, 2002 and end in July, 2007. The Credit Agreement includes a penalty of 2% in the event of prepayment prior to the first anniversary of the agreement, 1% after the first anniversary but prior to the second anniversary, and no prepayment penalty thereafter.

         The Credit Agreement is secured by a majority of the assets of the Company and certain of its subsidiaries, including but not limited to, accounts receivable, inventory and equipment. The Credit Agreement contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, transactions with affiliates, sale of assets or other dispositions, lease transactions and certain financial maintenance covenants, including among others, maximum capital expenditures, minimum EBITDA, minimum interest coverage and maximum leverage. The Company was in compliance with its covenants as of January 31, 2003. The Credit Agreement provides for interest at variable rates equal to, at the Company' option, a Libor rate plus 2.75% to 3.25% (depending upon leverage ratios), or an alternate reference rate as defined in the Credit Agreement. As of January 31, 2003, outstanding borrowings under the Credit Agreement were at an average interest rate of 4.18%.

         The Company's floating rate debt exposes it to changes in interest rates going forward. During September 2002, the Company entered into an interest rate

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


swap agreement (the "Swap Agreement"), which has been designated and is accounted for as a cash flow hedge to effectively convert a portion of the Term Loan to a fixed rate basis, thus reducing the impact of interest rate changes. The Company will pay the counterparties interest at 2.53% and receive interest based on a variable Libor rate (1.38% as of January 31, 2003). The notional principal of the swap was $16,625,000 as of January 31, 2003. The notional principal is reduced each quarter based on 50% of the scheduled principal payments on the Company's Term Loan. The Swap Agreement calls for quarterly interest payments which commenced on October 1, 2002, and will terminate September 9, 2004. The Swap Agreement is recorded at its fair market value of $219,000 as of January 31, 2003.

         Maximum borrowings outstanding under the Company's then-existing credit agreements during 2003, 2002 and 2001 were $37,000,000, $47,000,000 and
$53,000,000, respectively, and the average outstanding borrowings were $30,062,000, $33,292,000 and $47,708,000, respectively. The weighted average interest rates were 6.6%, 7.0% and 9.0%, respectively.

         Loan costs incurred for securing long-term financing are amortized over the term of the respective loan agreement. Amortization of these costs for 2003, 2002 and 2001 was $345,000, $312,000 and $351,000, respectively. Amortization of loan costs is included in interest expense in the Consolidated Statements of Income.

         The Company recorded an extraordinary loss of $696,000, net of taxes or $0.06 per share, as a result of the early redemption of the balance outstanding under the Senior Notes. The loss consisted of a prepayment penalty and unamortized fees associated with the Senior Notes, net of tax benefits of $439,000.

         Debt outstanding as of January 31, 2003 and 2002, whose carrying value approximates fair market value, was as follows (in thousands):

                                                             2003         2002
                                                            -------      -------

Current maturities of long-term debt:
     Term Loan                                              $ 3,938      $    --
     Senior Notes                                                --        3,571
     Revolving credit facility                                   --       16,500
                                                            -------      -------
        Total current maturities of long-term debt            3,938       20,071
                                                            -------      -------

Long-term debt:
     Term Loan                                               28,432           --
     Senior Notes                                                --       14,286
                                                            -------      -------
        Total long-term debt                                 28,432       14,286
                                                            -------      -------
              Total debt                                    $32,370      $34,357
                                                            =======      =======


                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


         As of January 31, 2003, debt outstanding will mature as follows (in thousands):

              2004                           $ 3,938
              2005                             4,813
              2006                             6,125
              2007                             7,438
              2008                            10,056

(12)     Stock and Stock Option Plans

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

         The Company also has two stock option plans which provide for the granting of options to purchase up to an aggregate of 1,250,000 shares of common stock at a price fixed by the Board of Directors or a committee.

         Significant option groups outstanding at January 31, 2003 and related weighted average price and life information follows:

                                                 Average        Remaining
                  Options         Options       Exercise           Life
Grant Date      Outstanding     Exercisable       Price          (Months)
----------      -----------     -----------     ---------       ---------

   12/93        257,603           257,603         6.420             11
    5/94         39,000            39,000         6.375             16
    2/96        135,500           135,500        10.500             37
    4/97         10,246            10,246        11.400             51
    2/98        227,500           227,500        14.000             61
    4/98         17,654            14,123        10.290             63
    4/99        330,414           242,199         5.130             75
    7/99          5,000             3,750         6.063             78
    2/00         35,000            26,250         5.500             85
    4/00         35,971            14,388         3.495             87
    8/00         10,000             5,000         5.125             91
    9/00         75,000            37,500         4.000             32
    5/01         55,000            13,750         7.105            100


                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


         All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The options have terms of five to ten years from the date of grant and vest ratably over periods of four to five years. For purposes of pro forma disclosure, the weighted average fair value at the date of grant for options granted during 2002 and 2001 were $4.16 and $2.21 per option, respectively. No options were granted during 2003. The fair value of options at date of grant was estimated using the Black-Scholes model. The fair values are based on an expected life in years equal to the full option term, no dividend yield and the following weighted average assumptions:

                                        2002               2001
                                        ----               ----

         Interest rate                  4.9%               5.0%
         Volatility                      38%                39%


                                         Shares Under Option          Shares Exercisable
                                        ----------------------      ----------------------
                                                      Weighted                    Weighted
                                          Number       Average        Number       Average
                                        of Shares       Price       of Shares       Price
                                        ---------     --------      ---------     --------

Stock Option Activity Summary:
Outstanding, February 1, 2000           1,333,598      $7.862         709,425      $7.858
         Granted                          167,532       4.286              --
         Canceled                        (158,401)      7.157         (73,033)
         Vested                                --          --         175,834
                                        ---------                   ---------
Outstanding, January 31, 2001           1,342,729       7.352         812,226       7.862
         Granted                           55,000       7.105              --
         Canceled                         (17,561)      6.069          (3,027)
         Vested                                --          --         171,983
                                        ---------                   ---------
Outstanding, January 31, 2002           1,380,168       7.358         981,182       7.780
         Granted                               --                          --
         Exercised                       (144,956)      3.773        (144,956)
         Canceled                          (1,324)      3.640            (945)
         Vested                                --          --         191,528
                                        ---------                   ---------
Outstanding, January 31, 2003           1,233,888      $7.776       1,026,809      $8.289
                                        =========                   =========

(13)     Contingencies

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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


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

(14)     Operating Segments and Foreign Operations

         The Company is organized around discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the offices' own division. For example, if a water resources division office performed geoconstruction services, the revenues would be recorded in the water resources division rather than the geoconstruction services division. Should an office's primary responsibility move from one division president to another, that office's results going forward would be reclassified between divisions at that time. The Company's reportable segments are defined as follows:

Water Resources Division

         This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation, and repair and maintenance. The division's offerings include design and construction of water treatment facilities and the manufacture and sale of products to treat volatile inorganics in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants.

Mineral Exploration Division

         This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


Geoconstruction Services Division

         This division focuses on services that improve soil stability, primarily jet grouting, grouting, vibratory ground improvement and ground-freezing services. The division also manufactures a line of high-pressure pumping equipment used in grouting operations and geotechnical drilling rigs used for directional drilling.

Energy Services and Production Division

         This division offers a variety of specialized services including shallow gas and tar sands exploration drilling, conventional oilfield fishing services, coil tubing fishing services, resonance technology solutions for stuck tubulars and land-based oil and gas search and development. The division's land-based oil and gas search and development activities focus primarily on natural gas properties, principally coalbed methane projects located in the Midwest region of the United States.

Products and Other

         This grouping has historically included the Company's supply operation which distributes drilling equipment, parts and supplies, a manufacturing operation producing diamond drilling rigs, diamond bits, core barrels and drill rods ("Christensen Products") and other miscellaneous operations which do not fall into the above divisions. On January 23, 2003, the Company sold its supply operations to Boart Longyear. Upon the sale, the results of operations were reclassified to discontinued operations (see Note 4 to the Notes to Consolidated Financial Statements). On August 8, 2001, the Company sold its Christensen Products business to a subsidiary of Atlas Copco.

         Financial information for the Company's operating segments is presented below (in thousands). Intersegment revenues are accounted for based on the fair market value of the products sold or services provided. The Corporate loss from continuing operations consists of unallocated corporate expenses, primarily general and administrative functions and incentive compensation. Corporate assets are all assets of the Company not directly associated with an operating segment, and consist primarily of cash and deferred income taxes.

                                                  2003           2002            2001
                                                --------       ---------       ---------

Revenues
     Water resources                            $167,080       $ 172,806       $ 164,883
     Mineral exploration                          55,769          57,945          66,153
     Geoconstruction services                     29,621          27,006          38,010
     Energy services and production               17,016          27,011          21,232
     Products and other                              436           9,168           9,528
     Intersegment products
       and supply revenues                            --          (3,978)         (5,840)
                                                --------       ---------       ---------
         Total revenues                         $269,922       $ 289,958       $ 293,966
                                                ========       =========       =========


                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


                                                  2003           2002           2001
                                                --------       --------       --------

Income (loss) from continuing
  operations
     Water resources                            $ 28,654       $ 27,474       $ 20,650
     Mineral exploration                          (1,082)        (7,313)        (6,898)
     Geoconstruction services                      2,631          1,194          5,926
     Energy services and production               (2,621)         1,014         (1,866)
     Products and other                           (2,142)         1,389         (2,454)
     Corporate                                   (14,759)       (15,596)       (15,189)
     Interest                                     (2,490)        (3,934)        (6,205)
                                                --------       --------       --------
         Total income (loss) from
              continuing operations             $  8,191       $  4,228       $ (6,036)
                                                ========       ========       ========

Total Assets
     Water resources                            $ 54,244       $ 60,802       $ 63,888
     Mineral exploration                          60,903         87,739        102,674
     Geoconstruction services                     20,122         18,274         23,008
     Energy services and production               16,183         11,352         13,083
     Products and other                            1,804         14,165         22,686
     Corporate                                    24,844         10,010          8,529
                                                --------       --------       --------
         Total assets                           $178,100       $202,342       $233,868
                                                ========       ========       ========

Capital Expenditures
     Water resources                            $  4,189       $  2,959       $  4,157
     Mineral exploration                           4,315          5,263          5,144
     Geoconstruction services                      2,082            986          2,275
     Energy services and production                6,567          1,611          2,373
     Products and other                               --             18             11
     Corporate                                       352            349            166
                                                --------       --------       --------
         Total                                  $ 17,505       $ 11,186       $ 14,126
                                                ========       ========       ========

Depreciation and Amortization
     Water resources                            $  4,739       $  5,087       $  5,683
     Mineral exploration                           5,978          8,731         11,273
     Geoconstruction services                      1,980          2,127          2,015
     Energy services and production                1,702          1,665          1,437
     Products and other                               13            209            490
     Corporate                                       153            137            167
                                                --------       --------       --------
         Total                                  $ 14,565       $ 17,956       $ 21,065
                                                ========       ========       ========

Geographic Information:
Revenues
     North America                              $227,647       $242,832       $248,677
     Africa/Australia                             36,182         42,613         39,347
     Other foreign                                 6,093          4,513          5,942
                                                --------       --------       --------
         Total revenues                         $269,922       $289,958       $293,966
                                                ========       ========       ========


         Of the Products and other sales to unaffiliated customers, approximately $640,000 and $1,884,000 in 2002 and 2001, respectively, were export sales, principally to Latin America.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


         Income from continuing operations of the energy services and production segment for 2003, 2002 and 2001, respectively, includes $815,000, $53,000 and $2,313,000 of expenses related to the Company's energy exploration activities in the Gulf of Mexico region of the United States. These activities are unrelated to the Company's coalbed methane exploration and development efforts and were charged to expense as no reserves were identified. The Company is no longer pursuing these exploration activities.

(15)     New Accounting Pronouncements

         The Financial Accounting Standards Board has issued several statements which will be effective in future fiscal years. SFAS No. 143, "Accounting for Asset Retirement Obligations establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 is effective for the Company's fiscal year beginning February 1, 2003. Management does not expect a significant effect on the Company's financial position or results of operations upon the adoption of SFAS 143. SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections provides new guidance on accounting for early extinguishments of debt as extraordinary items and other specific technical changes to existing literature. SFAS no. 145 is effective for the Company's fiscal year beginning February 1, 2003. Upon adoption as of February 1, 2003, SFAS No. 145 will require reclassification of the $696,000 extraordinary loss recognized in fiscal 2003 to income from continuing operations. SFAS No. 148, "Accounting for Stock-Based Compensation amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the Company's fiscal year beginning February 1, 2004. Management is currently assessing the impact SFAS No. 148 will have on the Company's financial position or results of operations. Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") requires consolidation of certain variable interest entities if certain conditions are met. Management is currently assessing the impact FIN 46 will have on the Company's results of operations.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2003, 2002 and 2001


(16)     Quarterly Results (Unaudited)

         Unaudited quarterly financial data are as follows (thousands of dollars, except per share data):

2003:                                           First       Second        Third       Fourth
                                               -------      -------      -------      -------

     Revenues                                  $68,184      $70,161      $67,291      $64,286
     Gross profit                               18,860       20,690       19,325       19,064
     Net income from
         continuing operations                     440          979          562          851
     Net income (loss)                         (14,178)           5          200          478
     Basic income per share
         from continuing operations               0.04         0.08         0.05         0.07
     Diluted income per share
         from continuing operations               0.04         0.08         0.05         0.07
     Basic income (loss) per share               (1.21)        0.00         0.02         0.04
     Diluted income (loss)
       per share                                 (1.17)        0.00         0.02         0.04

2002:                                           First       Second        Third       Fourth
                                               -------      -------      -------      -------

     Revenues                                  $75,522      $76,044      $70,660      $67,732
     Gross profit                               20,025       20,706       20,599       19,516
     Net income (loss) from
         continuing operations                     256          650          756           (2)
     Net income (loss)                             162          639          698         (421)
     Basic income (loss) per share
         from continuing operations               0.02         0.06         0.06         0.00
     Diluted income per share
         from continuing operations               0.02         0.05         0.06         0.00
     Basic income (loss) per share                0.01         0.05         0.06        (0.04)
     Diluted income (loss)
         per share                                0.01         0.05         0.06        (0.04)

         In the fourth quarter of 2003, the Company sold certain operations and classified the results of those operations as discontinued operations (see Note
4). Revenues for the first three quarters of 2003 have been reduced by $3,658,000, $2,638,000 and $2,366,000, respectively, related to the discontinued operations. Gross profit for the first three quarters of 2003 have been reduced by $689,000, $469,000 and $488,000, respectively, related to the discontinued operations. Revenues for the four quarters of 2002 have been reduced by $4,310,000, $4,070,000, $5,557,000 and $4,493,000, respectively, related to the discontinued operations. Gross profit for the four quarters of 2002 have been reduced by $871,000, $937,000, $938,000 and $345,000, respectively, related to the discontinued operations.

                                                                     SCHEDULE II

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                       Addition
                                                -----------------------
                                   Balance at   Charged to   Charged to                          Balance
                                   Beginning    Costs and      Other                              at End
                                   of Period     Expenses     Accounts    Deductions    Other    of Period
                                   ---------    ----------   ----------   ----------    -----    ---------

Allowance for customer
  receivables:
     Fiscal year ended
         January 31, 2001            $3,437       $1,098       $ 730       $(1,755)       --       $3,510
     Fiscal year ended
         January 31, 2002             3,510        1,932         726        (2,572)       --        3,596
     Fiscal year ended
         January 31, 2003             3,596        1,105       1,026        (1,649)       --        4,078

Reserves for Inventories:
     Fiscal year ended
         January 31, 2001             3,481          250          --           (58)       --        3,673
     Fiscal year ended
         January 31, 2002             3,673        3,210          --        (1,686)       --        5,197
     Fiscal year ended
         January 31, 2003             5,197        3,244          --          (802)       --        7,639



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2003, (i) contains, under the caption "Election of Directors," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions thereunder is expressly excluded from such incorporation: "Compensation of Directors" and "Meetings of the Board and Committees"), and (ii) contains, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance,? certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Item 11. Executive Compensation

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held June 5, 2003, contains, under the caption "Executive Compensation and Other Information," the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Report of Board of Directors and Compensation Committee on Executive Compensation" and "Company Performance").

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2003, contains, under the captions "Ownership of Layne Christensen Common Stock," and "Equity Compensation Plan Information the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2003, contains, under the captions "Executive Compensation and Other Information-Certain Change-In-Control Agreements," and "Certain Transactions -- Transactions with Management," the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14. Controls and Procedures

         Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2003 conducted by our Chief Executive Officer and Chief

Financial Officer within the last ninety (90) days, we concluded that our disclosure controls and procedures are effective.

         Based on an evaluation of our internal controls conducted by management within the last ninety (90) days, no significant deficiencies or material weaknesses were identified and we have not made any significant changes in our internal controls or in other factors that could significantly affect internal controls since such evaluation.




                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)    Financial Statements, Financial Statement Schedules and Exhibits:

          1.    Financial Statements:

          The financial statements are listed in the index for Item 8 of this Form 10-K.

          2.    Financial Statement Schedules:

          The applicable financial statement schedule is listed in the index for
Item 8 of this Form 10-K.

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

   4(4)     - Rights Agreement, dated October 12, 1998, between Layne
              Christensen Company and National City Bank, which includes the Form of Certificate of Designations of Series A Junior Participating Preferred Stock of Layne Christensen Company as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Shares as Exhibit C (filed with the Company's Form 8-K dated October 12, 1998

              (File No. 0-20578) as Exhibit 4(1) and incorporated herein by reference)

   4(5)     - Credit Agreement dated as of July 9, 2002, among the Company,
              Boyles Bros. Drilling Company, Christensen Boyles Corporation, Layne Water Development & Storage LLC, Layne Texas, Incorporated, Mid-Continent Drilling Company, Shawnee Oil & Gas, LLC, Stamm-Scheele, Incorporated, Toledo Oil & Gas Services, Inc., Vibration Technology Inc., various financial institutions, LaSalle Bank National Association, as revolving credit agent, lender and letter of credit issuer, and General Electric Capital Corporation, as agent and lender (filed with the Company's Form 10-Q for the quarter ended October 31, 2002 (File No. 0-20578) and incorporated herein by reference)

  10(1)     - Tax Liability Indemnification Agreement between the Registrant and The Marley Company (filed with Amendment No. 3 to the Registrant's Registration Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

  10(2)     - Lease Agreement between the Registrant and Parkway Partners,
              L.L.C. dated December 21, 1994 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

10(2.1)     - First Modification & Ratification of Lease, dated as of February
              26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and incorporated herein by this reference)

10(2.2)     - Second Modification and Ratification of Lease Agreement between
              Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as
              Exhibit 10(2.2) and incorporated herein by this reference)

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

10(2.5)     - Fifth Modification and extension Agreement between Parkway
              Partners, L.L.C. and Layne Christensen Company dated March 1,
              2003.

**10(3)     - Form of Stock Option Agreement between the Company and
              management of the Company (filed with Amendment No. 3 to the Registrant's Registration Statement (File No. 33-48432) as Exhibit 10(7) and incorporated herein by reference)

**10(4)     - Form of Non Qualified Stock Option Agreement (Spin-Off Options)
              between the Company and Robert J. Dineen (filed with Amendment No. 3 to the Registrant's Registration Statement (File No. 33-48432) as Exhibit 10(9) and incorporated herein by reference)

  10(5)     - Insurance Liability Indemnity Agreement between the Company and
              The Marley Company (filed with Amendment No. 3 to the Registrant's Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

**10(6)     - Form of the Layne, Inc. Executive Incentive Compensation Plan
              (filed with the Registrant's Form 10-Q for the quarterly period ended July 31, 1994 (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

  10(7)     - Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant's Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

 **10(8)    - Form of Subscription Agreement for management of the Company
              (filed with Amendment No. 3 to the Registrant's Registration Statement (File No. 33-48432) as Exhibit 10(16) and incorporated herein by reference)

 **10(9)    - Form of Subscription Agreement between the Company and Robert J.
              Dineen (filed with Amendment No. 3 to the Registrant's Registration Statement (File No. 33-48432) as Exhibit 10(17) and incorporated herein by reference)

  10(10)    - Credit Agreement dated as of July 9, 2002, among the Company,
              Boyles Bros. Drilling Company, Christensen Boyles Corporation, Layne Water Development & Storage LLC, Layne Texas, Incorporated, Mid-Continent Drilling Company, Shawnee Oil & Gas, LLC, Stamm-Scheele, Incorporated, Toledo Oil & Gas Services, Inc., Vibration Technology Inc., various financial institutions, LaSalle Bank National Association, as revolving credit agent, lender and letter of credit issuer, and General Electric Capital Corporation, as agent and lender (filed with the Company's Form 10-Q for the quarter ended October 31, 2002 (File No. 0-20578) and incorporated herein by reference)

**10(11)    - Letter Agreement between Andrew B. Schmitt and the Company dated
              October 12, 1993 (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(13) and incorporated herein by reference)

**10(12)    - Form of Incentive Stock Option Agreement between the Company and management of the Company (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

  10(13)    - Registration Rights Agreement, dated as of November 30, 1995, between the Company and Marley Holdings, L.P. (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(17) and incorporated herein by this reference)

**10(14)    - Form of Stock Option Agreement between the Company and
              Management of the Company effective February 1, 1998 (filed with the Company's Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

**10(15)    - Form of Incentive Stock Option Agreement between the Company and
              Management of the Company effective April 20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

**10(16)    - Form of Non Qualified Stock Option Agreement between the Company and Management of the Company effective as of April 20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

**10(17)    - Layne Christensen Company District Incentive Compensation Plan
              (revised effective February 1, 2000)

**10(18)    - Layne, Inc. Corporate Staff Incentive Compensation Plan

   11(1)    - Statement regarding Computation of per share earnings

   21(1)    - List of Subsidiaries

   23(1)    - Consent of Deloitte & Touche LLP

   99(1)    - Section 906 Certification of Chief Executive Officer of the
              Company

   99(2)    - Section 906 Certification of Chief Financial Officer of the
              Company

------------
** Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

   (b)    Reports on Form 8-K:

          Form 8-K filed on December 6, 2002 related to the Company's Section 906 certifications.

   (c)    Exhibits

          The exhibits filed with this report on Form 10-K are identified above under Item 14(a)(3).

   (d)    Financial Statement Schedules

          The financial statement schedule filed with this report on Form 10-K is identified above under Item 14(a)(2).

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        LAYNE CHRISTENSEN COMPANY

                                        By /s/ Andrew B. Schmitt
                                           ----------------------------
                                           Andrew B. Schmitt
                                             President and
Dated: April 3, 2003                         Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature and Title                                        Date


/s/ Andrew B. Schmitt                                            April 3, 2003
-------------------------------------------------------
Andrew B. Schmitt
     President, Chief Executive Officer
     and Director
     (Principal Executive Officer)


/s/ Jerry W. Fanska                                              April 3, 2003
-------------------------------------------------------
Jerry W. Fanska
     Vice President-Finance and Treasurer
     (Principal Financial and Accounting Officer)


/s/ Robert J. Dineen                                             April 3, 2003
-------------------------------------------------------
Robert J. Dineen
     Director


/s/ Edward A. Gilhuly                                            April 3, 2003
-------------------------------------------------------
Edward A. Gilhuly
     Director


/s/ Todd A. Fisher                                               April 3, 2003
-------------------------------------------------------
Todd A. Fisher
     Director

/s/ Donald K. Miller                                             April 3, 2003
-------------------------------------------------------
Donald K. Miller
     Director

/s/ Sheldon R. Erikson                                           April 3, 2003
-------------------------------------------------------
Sheldon R. Erikson
     Director

                                 CERTIFICATIONS

     I, Andrew B. Schmitt, certify that:

1.   I have reviewed this annual report on Form 10-K of Layne Christensen
     Company

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                                Date: April 3, 2003

                                                /s/ A.B. Schmitt
                                                -------------------------------
                                                A.B. Schmitt, President
                                                and Chief Executive Officer

     I, Jerry W. Fanska, certify that:

1.   I have reviewed this annual report on Form 10-K of Layne Christensen
     Company

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                Date: April 3, 2003

                                                /s/ Jerry W. Fanska
                                                --------------------------------
                                                Jerry W. Fanska, Vice President
                                                  Finance -- Treasurer

Exhibit Index

Exhibit No.                       Description                               Page

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

 4(4)   - Rights Agreement, dated October 12, 1998, between
          Layne Christensen Company and National City Bank, which
          includes the Form of Certificate of Designations of
          Series A Junior Participating Preferred Stock of Layne
          Christensen Company as Exhibit A, the Form of Right
          Certificate as Exhibit B and the Summary of Rights to
          Purchase Preferred Shares as Exhibit C (filed with the
          Company's Form 8-K dated October 12, 1998 (File No.
          0-20578) as Exhibit 4(1) and incorporated herein by
          reference)                                                         *

 4(5)   - Credit Agreement dated as of July 9, 2002, among the
          Company, Boyles Bros. Drilling Company, Christensen
          Boyles Corporation, Layne Water Development & Storage
          LLC, Layne Texas, Incorporated, Mid-Continent Drilling
          Company, Shawnee Oil & Gas, LLC, Stamm-Scheele,
          Incorporated, Toledo Oil & Gas Services, Inc.,
          Vibration Technology Inc., various financial
          institutions, LaSalle Bank National Association, as
          revolving credit agent, lender and letter of credit
          issuer, and General Electric Capital Corporation, as
          agent and lender (filed with the Company's Form 10-Q
          for the quarter ended October 31, 2002 (File No.
          0-20578) and incorporated herein by reference)                     *

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

  10(2.4)    - Fourth Modification and Extension Agreement
               between Parkway Partners, L.L.C. and Layne
               Christensen Company executed May 17, 2000,
               effective as of December 29, 1998 (filed with the
               Company's 10-Q for the quarter ended July 31, 2000
               (File No. 0-20578) as Exhibit 10.1 and
               incorporated herein by reference)                             *

  10(2.5)    - Fifth Modification and extension Agreement
               between Parkway Partners, L.L.C. and Layne
               Christensen Company dated March 1, 2003.                     78

**10(3)      - Form of Stock Option Agreement between the
               Company and management of the Company (filed with
               Amendment No. 3 to the Registrant's Registration
               Statement (File No. 33-48432) as Exhibit 10(7) and
               incorporated herein by reference)                             *

**10(4)      - Form of Non Qualified Stock Option Agreement
               (Spin-Off Options) between the Company and Robert
               J. Dineen (filed with Amendment No. 3 to the
               Registrant's Registration Statement (File No.
               33-48432) as Exhibit 10(9) and incorporated herein
               by reference)                                                 *

  10(5)      - Insurance Liability Indemnity Agreement between
               the Company and The Marley Company (filed with
               Amendment No. 3 to the Registrant's Registration
               Statement (File No. 33-48432) as Exhibit 10(10)
               and incorporated herein by reference)                         *

**10(6)      - Form of the Layne, Inc. Executive Incentive
               Compensation Plan (filed with the Registrant's
               Form 10-Q for the quarterly period ended July 31,
               1994 (File No. 33-48432) as Exhibit 10(2) and
               incorporated herein by reference)                             *

  10(7)      - Agreement between The Marley Company and the
               Company relating to tradename (filed with the
               Registrant's Registration Statement (File
               No.33-48432) as Exhibit 10(10) and incorporated
               herein by reference)                                          *

**10(8)      - Form of Subscription Agreement for management of
               the Company (filed with Amendment No. 3 to the
               Registrant's Registration Statement (File No.
               33-48432) as Exhibit 10(16) and incorporated
               herein by reference)                                          *

**10(9)      - Form of Subscription Agreement between the
               Company and Robert J. Dineen (filed with Amendment
               No. 3 to the Registrant's Registration Statement
               (File No. 33-48432) as Exhibit 10(17)and
               incorporated herein by reference)                             *

  10(10)     - Credit Agreement dated as of July 9, 2002, among
               the Company, Boyles Bros. Drilling Company,
               Christensen Boyles Corporation, Layne Water
               Development & Storage LLC, Layne Texas,
               Incorporated, Mid-Continent Drilling Company,
               Shawnee Oil & Gas, LLC, Stamm-Scheele,
               Incorporated, Toledo Oil & Gas Services, Inc.,
               Vibration Technology Inc., various financial
               institutions, LaSalle Bank National Association,
               as revolving credit agent, lender and letter of
               credit issuer, and General Electric Capital
               Corporation, as agent and lender (filed with the
               Company's Form 10-Q for the quarter ended October
               31, 2002 (File No. 0-20578) and incorporated
               herein by reference)                                          *

**10(11)     - Letter Agreement between Andrew B. Schmitt and
               the Company dated October 12, 1993 (filed with the
               Company's Annual Report on Form 10-K for the
               fiscal year ended January 31, 1995 (File No.
               0-20578) as Exhibit 10(13) and incorporated herein
               by reference)                                                 *

**10(12)     - Form of Incentive Stock Option Agreement between
               the Company and management of the Company (filed
               with the Company's Annual Report on Form 10-K for
               the fiscal year ended January 31, 1996 (File No.
               0-20578), as Exhibit 10(15) and incorporated
               herein by this reference)                                     *

  10(13)     - Registration Rights Agreement, dated as of
               November 30, 1995, between the Company and Marley
               Holdings, L.P. (filed with the Company's Annual
               Report on Form 10-K for the fiscal year ended
               January 31, 1996 (File No. 0-20578), as Exhibit
               10(17) and incorporated herein by this reference)             *

**10(14)     - Form of Stock Option Agreement between the
               Company and Management of the Company effective
               February 1, 1998 (filed with the Company's Form
               10-Q for the quarter ended April 30, 1998 (File
               No. 0-20578) as Exhibit 10(1) and incorporated
               herein by reference)                                          *

**10(15)     - Form of Incentive Stock Option Agreement between
               the Company and Management of the Company
               effective April 20, 1999 (filed with the Company's
               Form 10-Q for the quarter ended April 30, 1999
               (File No. 0-20578) as Exhibit 10(2) and
               incorporated herein by reference)                             *

**10(16)     - Form of Non Qualified Stock Option Agreement
               between the Company and Management of the Company
               effective as of April 20, 1999 (filed with the
               Company's Form 10-Q for the quarter ended April
               30, 1999 (File No. 0-20578) as Exhibit 10(3) and
               incorporated herein by reference)                             *

**10(17)     - Layne Christensen Company District Incentive
               Compensation Plan (revised effective February 1,
               2000)                                                        85

**10(18)     - Layne, Inc. Corporate Staff Incentive Compensation Plan      91

  11(1)      - Statement regarding Computation of per share earnings        95

  21(1)      - List of Subsidiaries                                         96

  23(1)      - Consent of Deloitte & Touche LLP                             97

  99(1)      - Section 906 Certification of Chief Executive Officer
               of the Company                                               98

  99(2)      - Section 906 Certification of Chief Financial Officer
               of the Company                                               99

-------------
* Incorporated herein by reference.