Form 10-Q
period 2003-04-30
LAYNE CHRISTENSEN CO
filed 2003-06-05
CIK 888504

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                                  ------------

                         Commission File Number 33-48432

                            Layne Christensen Company
              ----------------------------------------------------
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

                              ---------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] . No [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] . No [ ]

         There were 12,070,154 shares of common stock, $.01 par value per share, outstanding on May 22, 2003.

                                     PART I

ITEM 1.  Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                 April 30,      January 31,
                                                                   2003            2003
                                                                ----------      -----------
                                                                (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                    $  6,504          $ 10,770
   Customer receivables, less allowance
     of $4,024 and $4,078, respectively                           42,887            39,117
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                            15,045             8,711
   Inventories                                                    13,612            12,738
   Deferred income taxes                                          11,892            11,514
   Income taxes receivable                                           474               463
   Other                                                           4,946             4,867
                                                                --------          --------
              Total current assets                                95,360            88,180
                                                                --------          --------

Property and equipment:
   Land                                                            6,833             6,801
   Buildings                                                      13,155            12,967
   Machinery and equipment                                       164,527           167,043
   Uncompleted wells, equipment and facilities                     3,473             3,176
   Mineral interest in property                                      700               369
                                                                --------          --------
                                                                 188,688           190,356
   Less - Accumulated depreciation                               129,944           132,167
                                                                --------          --------
     Net property and equipment                                   58,744            58,189

Other assets:
   Investment in affiliates                                       18,393            18,587
   Goodwill                                                        1,659             1,659
   Deferred income taxes                                           8,606             8,262
   Other                                                           2,954             3,223
                                                                --------          --------
              Total other assets                                  31,612            31,731
                                                                --------          --------
                                                                $185,716          $178,100
                                                                ========          ========

                 See Notes to Consolidated Financial Statements.

                                                                   - Continued -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                      (in thousands, except per share data)

                                                                 April 30,      January 31,
                                                                   2003            2003
                                                                ----------      -----------
                                                                (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $  21,326        $  16,044
   Current maturities of long-term debt                             4,156            3,938
   Accrued compensation                                             8,702           10,874
   Accrued insurance expense                                        7,114            7,845
   Other accrued expenses                                           6,681            7,508
   Income taxes payable                                             1,640              422
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                              7,628            7,874
                                                                ---------        ---------
           Total current liabilities                               57,247           54,505
                                                                ---------        ---------

Noncurrent and deferred liabilities:
   Long-term debt                                                  30,846           28,432
   Accrued insurance expense                                        6,810            6,765
   Other                                                            5,046            5,025
                                                                ---------        ---------
           Total noncurrent and deferred liabilities               42,702           40,222

Contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share,
     5,000,000 shares authorized, none issued and
     outstanding                                                        -                -
   Common stock, par value $.01 per share, 30,000,000
     shares authorized, 12,070,154 and 11,852,650
     shares issued and outstanding, respectively                      121              119
   Capital in excess of par value                                  86,113           84,414
   Retained earnings                                               11,426           10,807
   Accumulated other comprehensive loss                           (11,848)         (11,922)
   Notes receivable from management stockholders                      (45)             (45)
                                                                ---------        ---------
           Total stockholders' equity                              85,767           83,373
                                                                ---------        ---------
                                                                $ 185,716        $ 178,100
                                                                =========        =========

                 See Notes to Consolidated Financial Statements.

                                                                   - Concluded -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)

                                                              Three Months
                                                             Ended April 30,
                                                               (unaudited)
                                                         ----------------------
                                                           2003           2002
                                                         --------      --------
Revenues                                                 $ 66,347      $ 68,184
Cost of revenues (exclusive of
  depreciation shown below)                                48,143        49,324
                                                         --------      --------
Gross profit                                               18,204        18,860
Selling, general and administrative expenses               13,257        13,653
Depreciation and amortization                               3,386         3,826
Other income (expense):
  Equity in earnings of affiliates                             92           272
  Interest                                                   (559)         (601)
  Other, net                                                  279           (51)
                                                         --------      --------
Income from continuing operations
  before income taxes                                       1,373         1,001
Income tax expense                                            810           528
Minority interest                                              56           (33)
                                                         --------      --------
Net income from continuing operations
  before discontinued operations and
  cumulative effect of accounting change                      619           440
Loss from discontinued operations, net of
  income taxes of ($119)                                        -          (189)
                                                         --------      --------
Net income before cumulative effect of
  accounting change                                           619           251
Cumulative effect of accounting change,
  net of income taxes of $5,796                                 -       (14,429)
                                                         --------      --------

Net income (loss)                                        $    619      $(14,178)
                                                         ========      ========

Basic income (loss) per share:

  Net income from continuing operations                  $   0.05      $   0.04
  Loss from discontinued operations,
     net of tax                                                 -         (0.02)
                                                         --------      --------
  Net income before cumulative effect
     of accounting change                                    0.05          0.02
  Cumulative effect of accounting
     change, net of tax                                         -         (1.23)
                                                         --------      --------
Net income (loss) per share                              $   0.05      $  (1.21)
                                                         ========      ========

                                                                   - Continued -

                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                  Consolidated Statements of Income (Continued)
               For the Three Months Ended April 30, 2003 and 2002
                      (in thousands, except per share data)

                                                       Three Months
                                                     Ended April 30,
                                                       (unaudited)
                                            -------------------------------
                                                 2003              2002
                                            ------------      -------------
Diluted income (loss) per share:
  Net income from continuing operations     $       0.05      $        0.04
  Loss from discontinued operations,
   net of tax                                          -              (0.02)
                                            ------------      -------------
  Net income before cumulative effect of
     accounting change                              0.05               0.02
  Cumulative effect of accounting
     change, net of tax                                -              (1.19)
                                            ------------      -------------
Net income (loss) per share                 $       0.05      $       (1.17)
                                            ============      =============

Weighted average shares outstanding           11,903,000         11,758,000
Dilutive stock options                           259,000            383,000
                                            ------------      -------------
                                              12,162,000         12,141,000
                                            ============      =============

                                                              - Concluded -

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                                  Three Months
                                                                                 Ended April 30,
                                                                                   (unaudited)
                                                                              --------------------
                                                                                2003        2002
                                                                              --------    --------
Cash flow from operating activities:
   Net income (loss)                                                          $    619    $(14,178)
   Adjustments to reconcile net income to cash
     used in operations:
       Loss on discontinued operations, net of tax                                   -         189
       Cumulative effect of accounting change, net of tax                            -      14,429
       Depreciation and amortization                                             3,386       3,826
       Deferred income taxes                                                    (1,022)       (896)
       Equity in earnings of affiliates                                            (92)       (272)
       Dividends received from foreign affiliates                                  273         333
       Minority interest                                                           (56)         33
       Gain from disposal of property and equipment                               (224)       (129)
       Changes in current assets and liabilities:
           Increase in customer receivables                                     (6,061)     (9,675)
           Increase in costs and estimated earnings in
              excess of billings on uncompleted contracts                       (6,202)       (702)
           (Increase) decrease in inventories                                   (1,096)        142
           Decrease in other current assets                                      1,605       1,780
           Increase in accounts payable and accrued
              expenses                                                           4,457         191
           Increase (decrease) in billings in excess of
              costs and estimated earnings on uncompleted
              contracts                                                           (269)      2,198
       Other, net                                                                  637        (859)
                                                                              --------    --------
           Cash used in continuing operations                                   (4,045)     (3,590)
           Cash from discontinued operations                                     1,014          67
                                                                              --------    --------
           Cash used in operating activities                                    (3,031)     (3,523)
                                                                              --------    --------
Cash flow from (used in) investing activities:

   Additions to property and equipment                                          (3,505)     (1,973)
   Additions to uncompleted wells, equipment,
     and facilities                                                               (297)          -
   Additions to mineral interest in properties                                    (331)          -
   Proceeds from disposal of property and equipment                                 77         431
   Proceeds from sale of business                                                    -       1,800
                                                                              --------    --------
     Cash from (used in) investing activities                                   (4,056)        258
                                                                              --------    --------
Cash flow from financing activities:
   Net borrowings under revolving facility                                       4,000       7,500
   Repayment of long-term debt                                                  (1,368)     (3,572)
   Payments on notes receivable from management
     stockholders                                                                    -          60
                                                                              --------    --------
     Cash from financing activities                                              2,632       3,988
                                                                              --------    --------
Effects of exchange rate changes on cash                                           189        (246)
                                                                              --------    --------
Net increase (decrease) in cash and cash equivalents                            (4,266)        477
Cash and cash equivalents at beginning of period                                10,770       2,983
                                                                              --------    --------
Cash and cash equivalents at end of period                                    $  6,504    $  3,460
                                                                              ========    ========

                 See Notes to Consolidated Financial Statements.

                            LAYNE CHRISTENSEN COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the "Company"). All significant intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for on the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2003 as filed in its Annual Report on Form 10-K.

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

The Company values inventories at the lower of cost (first in, first out) or market. Allowances are recorded for inventory considered to be excess or obsolete. Inventories consist primarily of parts and supplies.

Through its Energy Services and Production division, the Company engages in the operation, development, production and acquisition of natural gas properties, principally focusing on coalbed methane projects. The Company follows the full-cost method of accounting for these properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. As of April 30, 2003, the Company has capitalized $4,173,000 related to uncompleted wells, equipment and facilities and land acquisition costs. These are unevaluated properties and therefore are not being amortized and reserves have not yet been established.

Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effective tax rate in excess of the statutory federal rate for the three months ended April 30, 2003 and 2002 was a result of the impact of non-deductible expenses and the tax treatment of certain foreign operations.

Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.

Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs. Pro forma net income (loss) and earnings per share for the three months ended April 30, 2003 and 2002, determined as if the SFAS 123 Method had been applied, is presented in the following table (in thousands, except per share amounts):

                                                          Three Months Ended April 30,
                                                          ----------------------------
                                                             2003             2002
                                                          ----------      -----------
Net income (loss), as reported                            $     619       $  (14,178)
Deduct: Total stock-based employee
    compensation expense determined
    under fair value based method for
    all awards, net of tax                                     (147)            (145)
                                                          ---------       ----------
Pro forma net income                                      $     472       $  (14,323)
                                                          =========       ==========

Income (loss) per share:
    Basic - as reported                                   $    0.05       $    (1.21)
                                                          =========       ==========
    Basic - pro forma                                     $    0.04       $    (1.22)
                                                          =========       ==========

    Diluted - as reported                                 $    0.05       $    (1.17)
                                                          =========       ==========
    Diluted - pro forma                                   $    0.04       $    (1.18)
                                                          =========       ==========

The amounts (refunded) paid for income taxes and interest are as follows (in thousands):

                                 Three Months Ended April 30,
                                 ----------------------------
                                  2003                 2002
                                 -------             --------
Income taxes                     $   337             $(2,111)
Interest                             459                 831

Supplemental Non-cash Transactions - The Company issued 217,504 shares of common stock related to compensation awards during the three months ended April 30, 2003. The Company did not issue shares of common stock related to compensation awards in the same period last year.

Reclassifications - Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

2.    Discontinued Operations

On December 10, 2002, the Company sold its Ranney(R) collector well business. The Ranney(R) business was a component of the Company's water resources division (see Note 6). On January 23, 2003, the Company sold its Drilling Equipment Supply, Inc. ("DESI") division. DESI was a supply operation that distributed drilling equipment, parts and supplies and was the last remaining component of the Company's products segment (see Note 6).

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Ranney(R) and DESI have been classified as discontinued operations. Revenues and net income (loss) from discontinued operations for the three months ended April 30, 2002 were as follows (in thousands):

                                          Three Months
                                      Ended April 30, 2002
                                      --------------------
Revenues:
      Ranney(R)                             $ 1,280
      DESI                                    2,378
                                            -------
             Total                          $ 3,658
                                            =======

Net Loss:
      Ranney(R)                             $   (42)
      DESI                                     (147)
                                            -------
             Total                          $  (189)
                                            =======

3.    Goodwill

Effective February 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires that upon adoption and at least annually thereafter, goodwill be tested for impairment by applying a fair value based test. Periodic amortization of goodwill is no longer permitted under SFAS No. 142.

SFAS 142 required companies to make an initial assessment of goodwill for impairment for each of its reporting units within six months after adoption. The Company completed this initial assessment of goodwill during the second quarter of fiscal year 2003 and determined a transitional impairment charge was required. At February 1, 2002, the Company had $21,884,000 of goodwill recorded in its consolidated balance sheet, consisting primarily of goodwill associated with its mineral exploration segment. In assessing goodwill, the Company assigned assets and liabilities to its reporting units and developed a discounted cash flow analysis to determine the fair value of the reporting units. Based on this model, the Company determined that the mineral exploration goodwill was impaired. As a result, the Company recorded a non-cash charge of $14,429,000, net of taxes of $5,796,000, as a cumulative effect of a change in accounting principle at February 1, 2002, in accordance with SFAS No. 142. The Company completed its annual impairment test as of December 31, 2002 and no further impairment was indicated.

4.    Indebtedness

On July 9, 2002, the Company established a new credit facility ("Credit Agreement") with General Electric Capital Corporation as agent for a group of banks. The Credit Agreement was used to refinance borrowings outstanding under the Company's previous revolving credit facility ("Previous Credit Agreement") and to pay the outstanding balance under the Company's note agreement ("Senior Notes"). The Credit Agreement provides a $35,000,000 revolving credit facility that is available for working capital, capital expenditures, and for other general corporate purposes. The maximum available under the revolving credit facility is $35,000,000, less any outstanding letter of credit commitments (which are subject to a $15,000,000 sublimit). Availability under the revolving credit facility is dependent on a borrowing base consisting primarily of domestic customer receivables and inventories. The Credit Agreement also includes a $35,000,000 term loan ("Term Loan") that is payable in increasing quarterly installments beginning October, 2002 and end in July, 2007. The Credit Agreement includes a penalty of 2% in the event of prepayment prior to the first anniversary of the agreement, 1% after the first anniversary but prior to the second anniversary, and no prepayment penalty thereafter.

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

The Company's floating rate debt exposes it to changes in interest rates going forward. During September 2002, the Company entered into an interest rate swap agreement (the "Swap Agreement"), which has been designated and is accounted for as a cash flow hedge to effectively convert a portion of the Term Loan to a fixed rate basis, thus reducing the impact of interest rate changes. The Company will pay the counterparties interest at 2.53% and receive interest based on a variable Libor rate (1.29% as of April 30, 2003). The notional principal is reduced each quarter based on 50% of the scheduled principal payments on the Company's Term Loan. The notional principal was $16,187,500 as of April 30,

2003. The Swap Agreement calls for quarterly interest payments which commenced on October 1, 2002, and will terminate September 9, 2004.

                                                     April 30,       January 31,
                                                       2003             2003
                                                     ---------       -----------
Current maturities of long-term debt:
     Term loan                                        $ 4,156          $ 3,938
                                                      -------          -------
Long-term debt:
     Term loan                                         26,846           28,432
     Revolving credit facility                          4,000                -
                                                      -------          -------
         Total long-term debt                          30,846           28,432
                                                      -------          -------
            Total debt                                $35,002          $32,370
                                                      =======          =======

5.    Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

                                                            Three Months
                                                           Ended April 30,
                                                      -----------------------
                                                        2003            2002
                                                      --------       --------
Net income (loss)                                     $    619       $(14,178)
Other comprehensive income (loss), net of taxes;
     Foreign currency translation adjustments              101            938
     Unrealized loss on available for sale
       investments                                          (4)             -
     Unrealized loss on Swap                               (23)           (35)
                                                      --------       --------
     Other comprehensive income (loss)                $    693       $(13,275)
                                                      ========       ========

The components of accumulated other comprehensive loss for the three months ended April 30, 2003 are as follows (in thousands):

                                                                                                       Accumulated
                                    Cumulative      Unrealized         Unrecognized    Unrealized         Other
                                   Translation       Loss On             Pension        Loss on       Comprehensive
                                    Adjustment      Investments         Liability         Swap            Loss
                                   -----------      -----------        ------------    ----------     -------------
Balance,
  February 1, 2003                   $ (9,794)        $    (98)        $ (1,896)        $   (134)        $(11,922)
Period change                             101               (4)               -              (23)              74
                                     --------         --------         --------         --------         --------
Balance,
  April 30, 2003                     $ (9,693)        $   (102)        $ (1,896)        $   (157)        $(11,848)
                                     ========         ========         ========         ========         ========

6.    Operating Segments

The Company is a multinational company which provides sophisticated services and related products to a variety of markets. The Company is organized into discrete divisions based on its primary product lines. The Company's reportable segments are defined as follows:

Water Resources Division

This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation, and repair and maintenance. The division's offerings include design and construction of water treatment facilities and the manufacture and sale of products to treat volatile inorganics in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants. Effective February 1, 2003, the Company's ground-freezing services will be included in the division on a prospective basis due to a change in reporting responsibility.

Mineral Exploration Division

This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.

Geoconstruction Services Division

This division focuses on services that improve soil stability, primarily jet grouting, grouting and vibratory ground improvement. The division also manufactures a line of high-pressure pumping equipment used in grouting operations and geotechnical drilling rigs used for directional drilling. Effective February 1, 2003, the division no longer includes the Company's ground-freezing services due to a change in reporting responsibility.

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

Products and Other

This grouping has historically included the Company's supply operation which distributed drilling equipment, parts and supplies, a manufacturing operation producing diamond drilling rigs, diamond bits, core barrels and drill rods ("Christensen Products") and other miscellaneous operations which did not fall into the above divisions. On January 23, 2003, the Company sold its supply operations to Boart Longyear. Upon the sale of the supply operations, the results of operations were reclassified to discontinued operations for fiscal year 2003. On August 8, 2001, the Company sold its Christensen Products business to a subsidiary of Atlas Copco.

Revenues and operating income pertaining to the Company"s operating segments are presented below. The Corporate operating loss consists of unallocated corporate expenses, primarily general and administrative functions and incentive compensation. Operating segment revenues and operating income are summarized as follows (in thousands):

                                                              Three Months
                                                             Ended April 30,
                                                         ----------------------
                                                           2003          2002
                                                         --------      --------
Revenues
   Water resources                                       $ 38,769      $ 40,998
   Mineral exploration                                     14,056        12,904
   Geoconstruction services                                 6,131         8,415
   Energy services and production                           7,391         5,502
   Products and other                                           -           365
                                                         --------      --------
      Total revenues                                     $ 66,347      $ 68,184
                                                         ========      ========

Income (loss) from continuing operations
   Water resources                                       $  5,400      $  5,958
   Mineral exploration                                       (178)         (485)
   Geoconstruction services                                   262         1,341
   Energy services and production                            (319)         (847)
   Products and other                                           -          (377)
   Corporate                                               (3,233)       (3,988)
   Interest                                                  (559)         (601)
                                                         --------      --------
      Total income from continuing operations            $  1,373      $  1,001
                                                         ========      ========

Geographic Information:
Revenues
   North America                                         $ 55,620      $ 57,927
   Africa/Australia                                         9,357         9,075
   Other foreign                                            1,370         1,182
                                                         --------      --------
      Total revenues                                     $ 66,347      $ 68,184
                                                         ========      ========

Income from continuing operations of the energy services and production segment for the three months ended April 30, 2002 includes $595,000 of expenses related to the Company's oil and gas exploration activities in the Gulf of Mexico region of the United States. These activities are unrelated to the Company's coalbed methane exploration and development efforts and were charged to expense as no reserves were identified. The Company is no longer pursuing these exploration activities.

7.    Contingencies

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

8.    New Accounting Pronouncements

The Financial Accounting Standards Board has issued several statements which were effective in the current fiscal year or will be effective in future fiscal years. SFAS No. 143, "Accounting for Asset Retirement Obligations," establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 143 was effective for the Company's fiscal year beginning February 1, 2003. The adoption of SFAS No. 143 did not have a significant effect on the Company's financial position or results of operations. SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections," provides new guidance on accounting for early extinguishments of debt as extraordinary items and other specific technical changes to existing literature. SFAS No. 145 was effective for the Company's fiscal year beginning February 1, 2003. SFAS No. 145 will require reclassification of the $696,000 extraordinary loss recognized in the second quarter of fiscal 2003 to income from continuing operations. SFAS No. 148, "Accounting for Stock-Based Compensation," amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Management is currently assessing the impact SFAS No. 148 will have on the Company's financial position or results of operations. SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities Summary" amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. Management is currently assessing the impact SFAS No. 149 and 150 will have on the Company's results of operations. Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") requires consolidation of certain variable interest entities if certain conditions are met. The adoption of FIN 46 did not have a significant impact on the Company's results of operations.

9.    Subsequent Events

On June 3, 2003, the Company acquired the assets of Mohajir Engineering Group, Inc., a full service engineering, geophysical, and geological consulting firm serving the energy industry. The acquisition did not have a significant effect on the Company's financial position.

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

                                                    Three Months
                                                        Ended
                                                      April 30,       Period-to-Period
                                                  -----------------        Change
                                                   2003       2002      Three Months
                                                  ------     ------   ----------------
Revenues:
  Water resources                                  58.4%      60.1%         (5.4)%
  Mineral exploration                              21.2       18.9           8.9
  Geoconstruction services                          9.3       12.4         (27.1)
  Energy services and production                   11.1        8.1          34.3
  Products and other                                0.0        0.5        (100.0)
                                                  -----      -----
     Total net revenues                           100.0%     100.0%         (2.7)
                                                  =====      =====
Cost of revenues                                   72.6       72.3          (2.4)
                                                  -----      -----
Gross profit                                       27.4       27.7          (3.5)
Selling, general and administrative
  expenses                                         20.0       20.0          (2.9)
Depreciation and amortization                       5.1        5.6         (11.5)
Other income (expense):
  Equity in earnings of affiliates                  0.1        0.4         (66.2)
  Interest                                         (0.8)      (0.9)         (7.0)
  Other, net                                        0.4       (0.1)            *
                                                  -----      -----
Income from continuing operations
  before income taxes and minority
  interest                                          2.0        1.5          37.2
Income tax expense                                  1.2        0.8          53.4
Minority interest                                   0.1       (0.1)            *
                                                  -----      -----
Net income from continuing operations
  before discontinued operations and
  cumulative effect of accounting change            0.9        0.6          40.7
Loss from discontinued operations,
  net of tax                                        0.0       (0.3)            *
                                                  -----      -----
Net income before cumulative effect of
  accounting change                                 0.9        0.3             *
Cumulative effect of accounting change,
  net of tax                                        0.0      (21.1)            *
                                                  -----      -----
Net income (loss)                                   0.9%     (20.8)%           *
                                                  =====      =====

-----------------
*  Not meaningful.

Results of Operations

Revenues for the three months ended April 30, 2003 decreased $1,837,000, or 2.7%, to $66,347,000 compared to $68,184,000 the same period last year. See further discussion of results of operations by division below.

Gross profit as a percentage of revenues was 27.4% for the three months ended April 30, 2003 compared to 27.7% for the three months ended April 30, 2002. The decrease in gross profit percentage was primarily attributable to pricing pressures associated with increased competition in certain markets served by the Company.

Selling, general and administrative expenses decreased to $13,257,000 for the three months ended April 30, 2003 compared to $13,653,000 for the three months ended April 30, 2002. The decrease was primarily the result of cost control measures implemented late in fiscal year 2003.

Depreciation and amortization decreased to $3,386,000 for the three months ended April 30, 2003 compared to $3,826,000 for the same period last year. The decrease was primarily the result of less depreciation from assets fully depreciated in prior periods primarily in the mineral exploration division.

Interest expense decreased to $559,000 for the three months ended April 30, 2003 compared to $601,000 for the three months ended April 30, 2002. The decrease was primarily a result of decreases in the Company's average borrowings and in interest rates for the period.

Income tax expense of $810,000 (an effective rate of 59.0%) was recorded for the three months ended April 30, 2003, compared to $528,000 (an effective rate of 52.7%) for the same period last year. The effective rate in excess of the statutory federal rate for the periods was a result of the impact of nondeductible expenses and the tax treatment of certain foreign operations.

WATER RESOURCES DIVISION
(in thousands)

                                                         Three months ended
                                                              April 30,
                                                        --------------------
                                                          2003        2002
                                                        --------    --------
Revenues                                                $ 38,769    $ 40,998
Income from continuing operations                          5,400       5,958

Water resources revenue decreased 5.4% to $38,769,000 from $40,998,000 for the three months ended April 30, 2003 and 2002. The decrease in revenue was primarily attributable to the continued impact of reduced municipal spending and the resulting competitive pressures in the Company's markets.

Income from continuing operations for the water resources division decreased 9.4% to $5,400,000 for the three months ended April 30, 2003, compared to $5,958,000 for the three months ended April 30, 2002. The decrease in income from continuing operations was the result of the impact of competitive pressures on job margins and start-up expenses related to the Company's groundwater transfer project in Texas.

MINERAL EXPLORATION DIVISION
(in thousands)

                                                       Three months ended
                                                            April 30,
                                                      ---------------------
                                                        2003         2002
                                                      --------     --------
Revenues                                              $ 14,056     $ 12,904
Loss from continuing operations                           (178)        (485)

Mineral exploration revenues increased 8.9% to $14,056,000 from $12,904,000 for the three months ended April 30, 2003 and 2002. The increase was primarily attributable to increased exploration activity in North America and West Africa due to higher precious metal prices, partially offset by downsizing the Company's operations in Zambia.

The loss from continuing operations for the mineral exploration division was $178,000 for the three months ended April 30, 2003, compared to a loss from continuing operations of $485,000 for the three months ended April 30, 2002. The reduced loss in the division reflects the increased activity levels noted above and lower depreciation related to assets fully depreciated in prior periods, partially offset by increased expenses in Australia to bring equipment into compliance with recently enacted changes to local transportation requirements.

GEOCONSTRUCTION SERVICES DIVISION
(in thousands)

                                                          Three months ended
                                                               April 30,
                                                          ------------------
                                                            2003      2002
                                                          -------    -------
Revenues                                                   $6,131    $8,415
Income from continuing operations                             262     1,341

Geoconstruction services revenues decreased 27.1% to $6,131,000 for the three months ended April 30, 2003, compared to $8,415,000 for the three months ended April 30, 2002. The decrease was attributable to delays in commencing work on certain public sector projects.

The geoconstruction services division had income from continuing operations of $262,000 for the three months ended April 30, 2003, compared to $1,341,000 for the three months ended April 30, 2002. The decrease in income from continuing operations was primarily the result of reduced profit associated with lower volume.

ENERGY SERVICES AND PRODUCTION DIVISION
(in thousands)

                                                        Three months ended
                                                           April 30,
                                                       -------------------
                                                         2003        2002
                                                       -------     -------
Revenues                                               $ 7,391     $ 5,502
Loss from continuing operations                           (319)       (847)

Energy services revenues increased 34.3% to $7,391,000 for the three months ended April 30, 2003, compared to revenues of $5,502,000 for the three months ended April 30, 2002. The increase in revenue was primarily attributable to an increase in tar sands activity in Canada and increased third-party coalbed methane exploration drilling in the United States.

The loss from continuing operations for the energy services and production division was $319,000 for the three months ended April 30, 2003, compared to a loss from continuing operations of $847,000 for the three months ended April 30, 2002. The continued loss, despite higher revenues, was the result of costs associated with complications on a drilling project in Canada and a still weak energy service market in the Gulf of Mexico region.

Corporate expenses not allocated to individual divisions were $3,233,000 for the three months ended April 30, 2003 compared to $3,988,000 for the three months ended April 30, 2002. The decrease in unallocated corporate expenses was attributable to cost reduction measures implemented late in fiscal 2003 and lower incentive-related accruals for the period.

Changes in Financial Condition

Cash used in operations was $3,031,000 for the three months ended April 30, 2003 compared to $3,523,000 used for the same period last year. Cash used in operations was primarily attributable to increased receivables in Canada and the water division which were funded by increased accounts payable and available cash. Borrowings under the Company's available credit agreement were used to fund capital expenditures during the period.

The Company believes that borrowings from its available credit agreement and cash from operations will be sufficient for the Company's working capital requirements for at least the balance of the fiscal year.

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

Our accounting policies are more fully described in Notes 1 and 8 to the financial statements, located elsewhere in this Form 10-Q and in Note 1 of our Annual Report on Form 10-K for the year ended January 31, 2003. We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not all inclusive.

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

Goodwill and Other Intangibles - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was effective for the Company as of February 1, 2002. SFAS No. 142 substantially changes the accounting for goodwill, requiring that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead periodically be tested for impairment.

The Company had goodwill in the amount of $21,884,000 at January 31, 2002. The goodwill was primarily attributable to the Company's Mineral Exploration Division. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. The Company completed the initial assessment of goodwill during the second quarter of fiscal year 2003 and determined a transitional impairment charge was required. As a result, the Company took a non-cash charge of $20,225,000, which was recorded, net of taxes of $5,796,000, as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142. To the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position or results of operations.

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

Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and foreign affiliates is made only on those amounts in excess of those funds considered to be invested indefinitely.

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

The Company's contractual obligations and commercial commitments are summarized as follows:

                                                  Payments/Expiration by Period
                                                            Less than
                                            Total     1 year     1-3 years   4-5 years
                                           -------    -------    ---------   ---------
Contractual Obligations and Other
   Commercial Commitments
      Debt                                 $35,002    $ 4,156     $19,250     $11,596
      Operating leases                      16,443      6,141       6,939       3,363
      Ausdrill promissory note                 600        600           -           -
                                           -------    -------     -------     -------
        Total contractual cash
          obligations                       52,045     10,897      26,189      14,959
                                           -------    -------     -------     -------
      Standby letters of credit              9,439      9,439           -           -
                                           -------    -------     -------     -------
        Total contractual obligations
          and commercial commitments       $61,484    $20,336     $26,189     $14,959
                                           =======    =======     =======    ========

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt, equity risk on investments, and foreign exchange rates giving rise to translation and transaction gains and losses.

The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt and associated interest rate swap is in Note 11 to the Consolidated Financial Statements appearing in the Company's January 31, 2003 Form 10-K. Assuming then existing debt levels and the Swap Agreement, an instantaneous change in interest rates of one percentage point would impact the Company's annual interest expense by $188,000 and $157,000 at April 30, 2003 and January 31, 2003, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2003 Form 10-K. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, and Italy. The operations are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2003 Form 10-K and Note 6 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not significantly impact income from continuing operations for the three months ended April 30, 2003 and 2002. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

ITEM 4.  Controls and Procedures

(a) Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2003 conducted by our Chief Executive Officer and Chief Financial Officer within the last ninety (90) days, we conclude that our disclosure controls and procedures are effective.

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

      NONE

ITEM 5 - Other Information

      NONE

ITEM 6 - Exhibits and Reports on Form 8-K

  a)  Exhibits

      4(5.1) - First Amendment to the Credit Agreement dated April 30, 2003.

      99(1) - Section 906 Certification of Chief Executive Officer of the
Company.

      99(2) - Section 906 Certification of Chief Financial Officer of the
Company.

  b)  Reports on Form 8-K

      Form 8-K filed on May 29, 2003 related to the Company's first quarter press release.

                               * * * * * * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Layne Christensen Company
                                            ----------------------------------
                                                     (Registrant)

DATE:    June 4, 2003                       /s/ A.B. Schmitt
                                            ----------------------------------
                                            A.B. Schmitt, President
                                              and Chief Executive Officer

DATE:    June 4, 2003                       /s/ Jerry W. Fanska
                                            ----------------------------------
                                            Jerry W. Fanska, Vice President
                                              Finance and Treasurer

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

                                              Date: June 4, 2003

                                              /s/ A.B. Schmitt
                                              ----------------------------------
                                              A.B. Schmitt, President
                                                and Chief Executive Officer

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

                                              Date: June 4, 2003

                                              /s/ Jerry W. Fanska
                                              ----------------------------------
                                              Jerry W. Fanska, Vice President
                                                Finance - Treasurer

Exhibit Index

Exhibit No.                                 Description                                  Page
  4(5.1)      -   First Amendment to the Credit Agreement dated April 30, 2003

  99(1)       -   Section 906 Certification of Chief Executive Officer of the Company

  99(2)       -   Section 906 Certification of Chief Financial Officer of the Company