Form 10-Q
period 2003-07-31
LAYNE CHRISTENSEN CO
filed 2003-09-04
CIK 888504

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  For the transition period from ___________ to

                         Commission File Number 33-48432

                            Layne Christensen Company
            --------------------------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]. No [ ].

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ X ] No [ ]

         There were 12,160,154 shares of common stock, $.01 par value per share, outstanding on August 20, 2003.

PART I

ITEM 1. Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                  July 31,    January 31,
                                                    2003         2003
                                                -----------   -----------
                                                (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                     $    5,302   $   10,770
   Customer receivables, less allowance
     of $4,337 and $4,078, respectively              47,403       39,117
   Costs and estimated earnings in excess of
     billings on uncompleted contracts               15,194        8,711
   Inventories                                       13,684       12,738
   Deferred income taxes                             11,827       11,514
   Income taxes receivable                            1,875          463
   Other                                              4,350        4,867
                                                 ----------   ----------
              Total current assets                   99,635       88,180
                                                 ----------   ----------

Property and equipment:
   Land                                               6,771        6,801
   Buildings                                         13,228       12,967
   Machinery and equipment                          166,404      167,043
   Uncompleted wells, equipment and facilities        6,026        3,176
   Mineral interest in property                         730          369
                                                 ----------   ----------
                                                    193,159      190,356
   Less - Accumulated depreciation                  132,530      132,167
                                                 ----------   ----------
     Net property and equipment                      60,629       58,189

Other assets:
   Investment in affiliates                          19,040       18,587
   Goodwill                                           2,609        1,659
   Deferred income taxes                              7,424        8,262
   Other                                              2,223        3,223
                                                 ----------   ----------
              Total other assets                     31,296       31,731
                                                 ----------   ----------
                                                 $  191,560   $  178,100
                                                 ==========   ==========

                 See Notes to Consolidated Financial Statements.

                                                                   - Continued -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                 (in thousands, except share and per share data)

                                                          July 31,     January 31,
                                                           2003           2003
                                                        -----------    -----------
                                                        (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $    20,141    $    16,044
   Current maturities of long-term debt                           -          3,938
   Accrued compensation                                      10,576         10,874
   Accrued insurance expense                                  6,622          7,845
   Other accrued expenses                                     6,927          7,508
   Income taxes payable                                         448            422
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                        8,441          7,874
                                                        -----------    -----------
           Total current liabilities                         53,155         54,505
                                                        -----------    -----------

Noncurrent and deferred liabilities:
   Long-term debt                                            40,000         28,432
   Accrued insurance expense                                  7,197          6,765
   Other                                                      4,926          5,025
                                                        -----------    -----------
           Total noncurrent and deferred liabilities         52,123         40,222

Contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share,
     5,000,000 shares authorized, none issued and
     outstanding                                                  -              -
   Common stock, par value $.01 per share, 30,000,000
     shares authorized, 12,160,154 and 11,852,650
     shares issued and outstanding, respectively                122            119
   Capital in excess of par value                            86,675         84,414
   Retained earnings                                         10,976         10,807
   Accumulated other comprehensive loss                     (11,463)       (11,922)
   Notes receivable from management stockholders                (28)           (45)
                                                        -----------    -----------
           Total stockholders' equity                        86,282         83,373
                                                        -----------    -----------
                                                        $   191,560    $   178,100
                                                        ===========    ===========

                 See Notes to Consolidated Financial Statements.

                                                                   - Concluded -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                 Three Months               Six Months
                                                 Ended July 31,            Ended July 31,
                                                  (unaudited)               (unaudited)
                                            -----------------------   -----------------------
                                               2003         2002         2003         2002
                                            ----------   ----------   ----------   ----------
Revenues                                    $   73,542   $   70,161   $  139,889   $  138,345
Cost of revenues (exclusive
   of depreciation shown below)                 52,228       49,471      100,371       98,795
                                            ----------   ----------   ----------   ----------
Gross profit                                    21,314       20,690       39,518       39,550
Selling, general and
   administrative expenses                      15,829       13,973       29,086       27,626
Depreciation and amortization                    3,308        3,655        6,694        7,481
Other income (expense):
     Equity in earnings of affiliates              608          202          700          474
   Interest                                       (672)        (668)      (1,231)      (1,269)
   Debt extinguishment costs                    (2,320)      (1,135)      (2,320)      (1,135)
   Other, net                                      261          400          540          349
                                            ----------   ----------   ----------   ----------
Income before income taxes                          54        1,861        1,427        2,862
Income tax expense                                 611        1,429        1,421        1,957
Minority interest                                  107         (149)         163         (182)
                                            ----------   ----------   ----------   ----------
Net income (loss) from continuing
   operations before discontinued
   operations and cumulative
   effect of accounting change                    (450)         283          169          723
Loss from discontinued operations,
   net of income taxes of $174
   and $293                                          -         (279)           -         (468)
                                            ----------   ----------   ----------   ----------
Net income (loss) before cumulative
   effect of accounting change                    (450)           4          169          255
Cumulative effect of accounting
   change, net of income taxes
   of $5,796                                         -            -            -      (14,429)
                                            ----------   ----------   ----------   ----------
Net income (loss)                           $     (450)  $        4   $      169   $  (14,174)
                                            ==========   ==========   ==========   ==========

Basic income (loss) per share:
   Net income (loss) from continuing
      operations                            $     (.04)  $      .02   $      .01   $      .06
   Loss from discontinued operations,
      net of tax                                     -         (.02)           -         (.04)
                                            ----------   ----------   ----------   ----------
   Income (loss) before cumulative
      effect of accounting change                 (.04)           -          .01          .02
   Cumulative effect of accounting
      change                                         -            -            -        (1.23)
                                            ----------   ----------   ----------   ----------
Net income (loss) per share                 $     (.04)  $        -   $      .01   $    (1.21)
                                            ==========   ==========   ==========   ==========

                 See Notes to Consolidated Financial Statements.

                                                                   - Continued -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                               Three Months                   Six Months
                                               Ended July 31,                Ended July 31,
                                                (unaudited)                   (unaudited)
                                        ---------------------------   ---------------------------
                                            2003           2002           2003           2002
                                        ------------   ------------   ------------   ------------
Diluted income (loss) per share:
   Net income (loss) from continuing
      operations                        $       (.04)  $        .02   $        .01   $        .06
   Loss from discontinued operations,
      net of tax                                   -           (.02)             -           (.04)
                                        ------------   ------------   ------------   ------------
   Income (loss) before cumulative
      effect of accounting change               (.04)             -            .01            .02
   Cumulative effect of accounting
      change                                       -              -              -          (1.18)
                                        ------------   ------------   ------------   ------------
Net income (loss) per share             $       (.04)  $          -   $        .01   $      (1.16)
                                        ============   ============   ============   ============

Weighted average shares outstanding       11,927,000     11,764,000     11,915,000     11,761,000
Dilutive stock options                             -        452,000        237,000        431,000
                                        ------------   ------------   ------------   ------------
                                          11,927,000     12,216,000     12,152,000     12,192,000
                                        ============   ============   ============   ============

                 See Notes to Consolidated Financial Statements.

                                                                   - Concluded -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                       Six Months
                                                                     Ended July 31,
                                                                 -----------------------
                                                                    2003         2002
                                                                 ----------   ----------
                                                                      (unaudited)
Cash flow from (used in) operating activities:

   Net income (loss)                                             $      169   $  (14,174)
   Adjustments to reconcile net income (loss) to cash
     from operations:
       Loss on discontinued operations, net of tax                        -          468
       Cumulative effect of accounting change, net of tax                 -       14,429
       Depreciation and amortization                                  6,694        7,481
       Deferred income taxes                                             10       (1,100)
       Equity in earnings of affiliates                                (700)        (474)
       Dividends received from foreign affiliates                       273          539
       Loss on extinguishment of debt                                 2,320        1,135
       Minority interest                                               (163)         182
       Gain from disposal of property and equipment                    (248)        (234)
       Changes in current assets and liabilities:
           Increase in customer receivables                         (11,180)      (6,280)
           Increase in costs and estimated earnings
              in excess of billings on uncompleted contracts         (6,353)      (2,370)
           (Increase) decrease in inventories                        (1,144)         526
           Decrease in other current assets                           1,061        1,221
           Increase (decrease) in accounts payable and
              accrued expenses                                        3,591          (86)
           Increase in billings in excess of costs and
              estimated earnings on uncompleted contracts               545        2,167
       Other, net                                                       127          743
                                                                 ----------   ----------
           Cash from (used in) continuing operations                 (4,998)       4,173
           Cash from discontinued operations                          1,331          433
                                                                 ----------   ----------
           Cash from (used in) operating activities                  (3,667)       4,606
                                                                 ----------   ----------
Cash flow used in investing activities:

   Additions to property and equipment                               (5,847)      (5,056)
   Additions to uncompleted wells, equipment, and
     facilities                                                      (2,850)           -
   Additions to mineral interest in properties                         (361)           -
   Proceeds from disposal of property and equipment                     227          582
   Proceeds from sale of business                                         -        1,800
   Acquisition of business                                           (1,150)           -
   Investment in joint venture                                          (40)           -
                                                                 ----------   ----------
     Cash used in investing activities                              (10,021)      (2,674)
                                                                 ----------   ----------
Cash flow from (used in) financing activities:
   Net borrowings under revolving facility                                -        8,500
   Issuance of long-term debt                                        40,000       35,000
   Repayment of long-term debt                                      (32,370)     (40,857)
   Prepayment penalty on early extinguishment of debt                  (671)      (1,135)
   Debt issuance costs                                                 (160)      (1,660)
   Payments on notes receivable from management
     stockholders                                                        17           60
   Issuance of common stock                                             562           68
                                                                 ----------   ----------
     Cash from (used in) financing activities                         7,378          (24)
                                                                 ----------   ----------
Effects of exchange rate changes on cash                                842       (1,699)
                                                                 ----------   ----------
Net increase (decrease) in cash and cash equivalents                 (5,468)         209
Cash and cash equivalents at beginning of period                     10,770        2,983
                                                                 ----------   ----------
Cash and cash equivalents at end of period                       $    5,302   $    3,192
                                                                 ==========   ==========

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

Through its Energy Services and Production division, the Company engages in the operation, development, production and acquisition of natural gas properties, principally focusing on coalbed methane projects. The Company follows the full-cost method of accounting for these properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. As of July 31, 2003, the Company has capitalized $6,756,000 related to uncompleted wells, equipment and facilities and land acquisition costs. These are unevaluated properties and therefore are not being amortized as reserves have not yet been established.

Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effective tax rates in excess of the statutory federal rate for the three and six months ended July 31, 2003 and 2002 were a result of the impact of certain non-deductible expenses, the tax treatment of certain foreign operations and the discrete period tax treatment related to the debt extinguishment costs recorded in the second quarter of each year.

Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.

Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs. Pro forma net income (loss) and earnings per share for the three and six months ended July 31, 2003 and 2002, determined as if the SFAS 123 Method had been applied, is presented in the following table (in thousands, except per share amounts):

                                            Three Months               Six Months
                                            Ended July 31,            Ended July 31,
                                       -----------------------   -----------------------
                                          2003         2002         2003         2002
                                       ----------   ----------   ----------   ----------
Net income (loss), as reported         $     (450)  $        4   $      169   $  (14,174)
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of tax                     (70)        (145)        (147)        (290)
                                       ----------   ----------   ----------   ----------
Pro forma net income (loss)            $     (520)  $     (141)  $       22   $  (14,464)
                                       ==========   ==========   ==========   ==========

Income (loss) per share:
   Basic - as reported                 $     (.04)  $        -   $      .01   $    (1.21)
                                       ==========   ==========   ==========   ==========
   Basic - pro forma                   $     (.04)  $     (.01)  $        -   $    (1.23)
                                       ==========   ==========   ==========   ==========

   Diluted - as reported               $     (.04)  $        -   $      .01   $    (1.16)
                                       ==========   ==========   ==========   ==========
   Diluted - pro forma                 $     (.04)  $     (.01)  $        -   $    (1.19)
                                       ==========   ==========   ==========   ==========

The amounts paid (refunded) for income taxes and interest are as follows (in thousands):

                                      Six Months Ended July 31,
                                      -------------------------
                                          2003         2002
                                      -----------   -----------
Income taxes                           $    2,599   $     (973)
Interest                                    1,135        1,407

Supplemental Non-cash Transactions - The Company issued 217,504 shares of common stock related to compensation awards during the six months ended July 31, 2003.

Reclassifications - Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

2.       Discontinued Operations

On December 10, 2002, the Company sold its Ranney(R) collector well business. The Ranney(R) business was a component of the Company's water resources division (see Note 8). On January 23, 2003, the Company sold its Drilling Equipment Supply, Inc. ("DESI") division. DESI was a supply operation that distributed drilling equipment, parts and supplies and was the last remaining component of the Company's products segment (see Note 8).

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Ranney(R) and DESI have been classified as discontinued operations. Revenues and net loss from discontinued operations for the three and six months ended July 31, 2002 were as follows (in thousands):

                                Three Months          Six Months
                             Ended July 31, 2002  Ended July 31, 2002
                             -------------------  -------------------
Revenues:
     Ranney(R)                   $      663            $    1,943
     DESI                             1,975                 4,353
                                 ----------            ----------
             Total               $    2,638            $    6,296
                                 ==========            ==========

Net Loss:
     Ranney(R)                   $     (120)           $     (162)
     DESI                              (159)                 (306)
                                 ----------            ----------
             Total               $     (279)           $     (468)
                                 ==========            ==========

3.       Goodwill

Effective February 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption and at least annually thereafter, goodwill be tested for impairment by applying a fair value based test. Periodic amortization of goodwill is no longer permitted under SFAS No. 142.

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

The carrying amount of goodwill attributed to each operating segment follows (in thousands):

                                   January 31,  Impairment                 July 31,
                                      2003      Adjustment    Addition       2003
                                   ----------   ----------   ----------   ----------
Geoconstruction services           $    1,499   $        -   $        -   $    1,499
Energy services and production            160            -          950        1,110
                                   ----------   ----------   ----------   ----------
                                   $    1,659   $        -   $      950   $    2,609
                                   ==========   ==========   ==========   ==========

4.       Indebtedness

On July 31, 2003, the Company entered into an agreement ("Master Shelf Agreement") whereby it could issue up to $60,000,000 in unsecured notes. Upon closing, the Company issued $40,000,000 of notes ("Senior Notes") under the Master Shelf Agreement. The remaining $20,000,000, subject to terms and conditions and acceptance by the lender, is available for issuance by the Company at market rates until July 31, 2005. The Senior Notes bear a fixed interest rate of 6.05% and will be due on July 31, 2010, with annual principal payments of $13,333,000 beginning July 31, 2008. Proceeds from issuance of the Senior Notes were used to refinance borrowings outstanding under the Company's previous term loan and revolving credit facility ("Previous Loan Facilities").

Concurrent with the signing of the Master Shelf Agreement, the Company closed on a new bank revolving credit facility ("Credit Agreement"). The Credit Agreement is an unsecured $30,000,000 revolving facility to be used for working capital requirements and general corporate purposes. The Credit Agreement provides interest at variable rates equal to, at the Company's option, a Eurodollar rate plus 1.75% to 2.75% (depending upon certain ratios) or an alternative reference rate as defined in the Credit Agreement. As of July 31, 2003, there were no borrowings outstanding on the Credit Agreement. Debt outstanding as of July 31, 2003 and January 31, 2003, whose carrying value approximates fair market value, was as follows (in thousands):

                                           July 31,  January 31,
                                             2003       2003
                                           --------  ----------
Current maturities of long-term debt:
            Term Loan                      $      -   $  3,938
                                           --------   --------
Long-term debt:
            Senior Notes                     40,000          -
            Term Loan                             -     28,432
                                           --------   --------
                    Total debt             $ 40,000   $ 32,370
                                           ========   ========

In connection with refinancing the Previous Loan Facilities on July 31, 2003, the Company recorded debt extinguishment costs of $2,320,000. The costs included a prepayment penalty of $671,000, the write-off of deferred loan costs related to the Previous Loan Facilities of $1,447,000 and the write-off of the unrealized loss on the Company's interest rate swap of $202,000. The debt extinguishment costs of $1,135,000 recorded in July 2002 was the result of the refinancing of a previous credit facility. The July 2002 loss, which was previously reported as an extraordinary item, was reclassified to income from continuing operations upon adoption of SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections," as of February 1, 2003.

5.       Acquisitions

On June 3, 2003, the Company acquired substantially all the assets of Mohajir Engineering Group, Inc., a full service engineering, geophysical, and geological consulting firm serving the energy industry. The acquisition did not have a significant effect on the Company's financial position, results of operations or cash flows.

6.       Severance Costs

During the second quarter of fiscal year 2004, the Company announced involuntary workforce reductions of 189 employees. The actions were primarily necessary to align the Company's cost structure with current market conditions. As of July 31, 2003, the Company had notified all applicable employees affected by these actions. The Company recorded severance and benefit charges of approximately $530,000 related to these actions in the second quarter of fiscal year 2004 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities." The severance costs are recorded in the Company's Consolidated Statements of Income as selling, general and administrative expenses for the three and six months ended July 31, 2003. A reconciliation of the severance costs by segment follows (in thousands):

                                         Six Months
                                           Ended
                                       July 31, 2003
                                       -------------
Water resources                        $          90
Mineral exploration                              289
Energy Services and Production                    25
Corporate                                        126
                                       -------------
       Total                           $         530
                                       =============

As of July 31, 2003, the Company had paid $455,000 in costs associated with these workforce reductions. A summary of the severance costs and related activity follows:

                              Number of      Amount
                              Employees    (in 000's)
                              ----------   ----------
Balance January 31, 2003               -   $        -
2003 Charges                         189          530
2003 Payments                        185         (455)
                              ----------   ----------
Balance July 31, 2003                  4   $       75
                              ==========   ==========

The Company also provided termination benefits to certain employees in exchange for employees' voluntary termination of service. These benefits were offered to align the Company's cost structure with current market conditions. The Company recorded charges of approximately $714,000 as selling, general and administrative expenses in the Consolidated Statements of Income related to the voluntary termination benefits in accordance with SFAS No. 88, "Employers Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

7.       Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

                                                 Three Months              Six Months
                                                Ended July 31,            Ended July 31,
                                           -----------------------   -----------------------
                                              2003         2002         2003         2002
                                           ----------   ----------   ----------   ----------
Net income (loss)                          $     (450)  $        4   $      169   $  (14,174)
Other comprehensive income (loss),
   net of taxes:
     Foreign currency translation
       adjustments                                237          618          338          320
     Unrealized gain (loss) on
       available for sale investments              (9)           1          (13)         (36)
     Reclassification of unrealized
      loss on swap                                157            -          134            -
                                           ----------   ----------   ----------   ----------
Other comprehensive income (loss)          $      (65)  $      623   $      628   $  (13,890)
                                           ==========   ==========   ==========   ==========

The components of accumulated other comprehensive loss for the six months ended July 31, 2003 are as follows (in thousands):

                                                                                    Accumulated
                        Cumulative     Unrealized    Unrecognized    Unrealized        Other
                       Translation      Loss On        Pension        Loss on       Comprehensive
                        Adjustment    Investments     Liability         Swap           Loss
                       ------------   ------------   ------------   ------------   --------------
Balance,
  February 1, 2003     $     (9,794)  $        (98)  $     (1,896)  $       (134)  $      (11,922)
Period change                   338            (13)             -            134              459
                       ------------   ------------   ------------   ------------   --------------
Balance,
  July 31, 2003        $     (9,456)  $       (111)  $     (1,896)  $          -   $      (11,463)
                       ============   ============   ============   ============   ==============

8.       Operating Segments

The Company is a multinational company which provides sophisticated services and related products to a variety of markets. The Company is organized into discrete divisions based on its primary product lines. The Company's reportable segments are defined as follows:

Water Resources Division

This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation, and repair and maintenance. The division's offerings include design and construction of water treatment facilities and the manufacture and sale of products to treat volatile inorganics in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants. Effective February 1, 2003, the Company's ground-freezing services were included in the division on a prospective basis due to a change in reporting responsibility.

Mineral Exploration Division

This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.

Geoconstruction Services Division

This division focuses on services that improve soil stability, primarily jet grouting, grouting and vibratory ground improvement. The division also manufactures a line of high-pressure pumping equipment used in grouting operations and geotechnical drilling rigs used for directional drilling. Effective February 1, 2003, the division no longer includes the Company's ground- freezing services due to a change in reporting responsibility.

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

Products and Other

This grouping has historically included the Company's supply operation, Drilling Equipment Supply ("DESI"), which distributed drilling equipment and parts and supplies, a manufacturing operation ("Christensen Products") which produced diamond drilling rigs, diamond bits, core barrels and drill rods and other miscellaneous operations which did not fall into the above divisions. On January 23, 2003, the Company sold its DESI operations. Upon the sale of DESI, the results of operations were reclassified to discontinued operations for fiscal year 2003. On August 8, 2001, the Company sold its Christensen Products business.

Revenues and income from continuing operations pertaining to the Company"s operating segments are presented below. The Corporate operating loss consists of unallocated corporate expenses, primarily general and administrative functions and incentive compensation. Operating segment revenues and income from continuing operations are summarized as follows (in thousands):

                                      Three Months               Six Months
                                     Ended July 31,            Ended July 31,
                                -----------------------   -----------------------
                                   2003         2002         2003         2002
                                ----------   ----------   ----------   ----------
Revenues
     Water resources            $   44,607   $   44,301   $   83,376   $   85,299
     Mineral exploration            16,836       15,029       30,892       27,933
     Geoconstruction services        8,221        7,508       14,352       15,923
     Energy services and
       production                    3,878        3,232       11,269        8,734
     Products and other                  -           91            -          456
                                ----------   ----------   ----------   ----------
       Total revenues           $   73,542   $   70,161   $  139,889   $  138,345
                                ==========   ==========   ==========   ==========

                                       Three Months               Six Months
                                      Ended July 31,             Ended July 31,
                                ------------------------    ------------------------
                                   2003          2002          2003          2002
                                ----------    ----------    ----------    ----------
Income (loss) from
   continuing operations
     Water resources            $    5,733    $    7,281    $   11,133    $   13,239
     Mineral exploration             1,235           294         1,057          (191)
     Geoconstruction services        1,116           572         1,378         1,913
     Energy services and
       production                     (455)         (967)         (774)       (1,814)
     Products and other                  -          (223)            -          (600)
     Corporate                      (6,903)       (4,428)      (10,136)       (8,416)
     Interest                         (672)         (668)       (1,231)       (1,269)
                                ----------    ----------    ----------    ----------
Total income
   from continuing operations   $       54    $    1,861    $    1,427    $    2,862
                                ==========    ==========    ==========    ==========
Geographic Information:
Revenues
     North America              $   60,696    $   58,865    $  116,316    $  116,792
     Africa/Australia               10,760         9,630        20,117        18,705
     Other foreign                   2,086         1,666         3,456         2,848
                                ----------    ----------    ----------    ----------
       Total revenues           $   73,542    $   70,161    $  139,889    $  138,345
                                ==========    ==========    ==========    ==========

Income from continuing operations of the energy services and production segment for the three and six months ended July 31, 2002 include $203,000 and $798,000, respectively, of expenses related to the Company's oil and gas exploration activities in the Gulf of Mexico region of the United States. These activities are unrelated to the Company's coalbed methane exploration and development efforts and were charged to expense as no reserves were identified. The Company is no longer pursuing these exploration activities.

9.       Contingencies

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

10.      New Accounting Pronouncements

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

SFAS No. 148, "Accounting for Stock-Based Compensation," amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities Summary" amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") requires consolidation of certain variable interest entities if certain conditions are met. The adoption of SFAS No. 148, 149 and 150 and FIN 46 did not have significant impacts on the Company's results of operations or financial position.

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

Demand for the Company's mineral exploration drilling services and products depends upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals that often fluctuate widely. In this connection, the volatility in the prices of various metals has continued to adversely impact the level of mineral exploration and development activities conducted by mining companies and has had, and could continue to have, a material adverse effect on the Company.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

                                            Three Months                  Six Months              Period-to-Period
                                           Ended July 31,               Ended July 31,                 Change
                                       ----------------------      ----------------------      ---------------------
                                                                                                 Three        Six
                                         2003          2002          2003          2002         Months       Months
                                       --------      --------      --------      --------      --------     --------
Revenues:
   Water resources                         60.6%         63.2%         59.6%         61.7%          0.7         (2.3)
   Mineral exploration                     22.9          21.4          22.1          20.2          12.0         10.6
   Geoconstruction                         11.2          10.7          10.2          11.5           9.5         (9.9)
   Energy services and production           5.3           4.6           8.1           6.3          20.0         29.0
   Products and other                         -           0.1             -            .3             *            *
                                       --------      --------      --------      --------
      Total net revenues                  100.0%        100.0%        100.0%        100.0%          4.8          1.1
Cost of revenues                           71.0          70.5          71.7          71.4           5.6          1.6
Gross profit                               29.0          29.5          28.3          28.6           3.0         (0.1)
Selling, general and
   administrative expenses                 21.5          19.9          20.8          20.0          13.3          5.3
Depreciation and amortization               4.5           5.2           4.8           5.4          (9.5)       (10.5)
Other income (expense):
   Equity in earnings of
      foreign affiliates                    0.8           0.3           0.5           0.3             *         47.7
   Interest                                (0.9)         (1.0)         (0.9)         (0.9)          0.6         (3.0)
   Debt extinguishment costs               (3.2)         (1.6)         (1.7)         (0.8)            *            *
   Other, net                               0.4           0.6           0.4           0.2             *            *
                                       --------      --------      --------      --------
Income (loss) from continuing
   operations before income
   taxes and minority interest              0.1           2.7           1.0           2.0         (97.1)       (50.1)
Income tax expense                          0.8           2.1           1.0           1.4         (57.2)       (27.4)
Minority interest from continuing
   operations                               0.1          (0.2)          0.1          (0.1)            *            *
                                       --------      --------      --------      --------
Net income from continuing
   operations before extraordinary
   item and cumulative effect of
   accounting change                       (0.6)          0.4           0.1           0.5             *        (76.6)
Loss from discontinued operations,
   net of tax                                 -          (0.4)            -          (0.4)            *            *
                                       --------      --------      --------      --------
Net income (loss) before
   cumulative effect of
   accounting change                       (0.6)            -           0.1           0.1             *            *
Cumulative effect of accounting
   change (net of tax)                        -             -             -         (10.4)            *            *
                                       --------      --------      --------      --------
Net Income (loss)                          (0.6)%           -%          0.1%        (10.3)%           *            *
                                       ========      ========      ========      ========

----------

   *  Not meaningful.

Results of Operations

Revenues for the three months ended July 31, 2003 increased $3,381,000, or 4.8%, to $73,542,000 while revenues for the six months ended July 31, 2003 increased $1,544,000, or 1.1%, to $139,889,000 from the same periods last year. See further discussion of results of operations by division below.

Gross profit as a percentage of revenues was 29.0% and 28.3% for the three and six months ended July 31, 2003 compared to 29.5% and 28.6% for the three and six months ended July 31, 2002. The decreases in gross profit percentage for the periods was primarily related to reduced margins at the Company's domestic water locations due to competitive pricing pressures attributable to reduced municipal spending.

Selling, general and administrative expenses increased to $15,829,000 for the three months ended July 31, 2003 and increased to $29,086,000 for the six months ended July 31, 2003 compared to $13,973,000 and $27,626,000 for the three and six months ended July 31, 2002. The increases were primarily a result of severance-related benefits of $1.2 million accrued during the second quarter (see Note 6 to the Financial Statements), increased insurance costs and start-up expenses related to the Company's groundwater transfer project in Texas, partially offset by cost cutting measures implemented late in fiscal year 2003.

Depreciation and amortization decreased to $3,308,000 and $6,694,000 for the three and six months ended July 31, 2003 compared to $3,655,000 and $7,481,000 for the same periods last year. The decrease for the three months ended July 31, 2003 was the result of less depreciation from assets fully depreciated in prior periods primarily in the geoconstruction services division. The decrease for the six months ended July 31, 2003 was attributable to less depreciation from assets fully depreciated in prior periods primarily in the mineral exploration and geoconstruction services divisions.

The Company recorded a loss on extinguishment of debt of $2,320,000 for the three and six months ended July 31, 2003 and $1,135,000 for the three and six months ended July 31, 2002. The losses for the periods represent prepayment penalties and the write-off of associated deferred fees in connection with refinancing of the Company's debts. The prior year loss was accounted for as an extraordinary item last year and was reclassified to income from continuing operations upon adoption of SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment to FASB No. 13 and Technical Corrections."

Income tax expense of $611,000 and $1,421,000 was recorded for the three and six months ended July 31, 2003, compared to $1,429,000 and $1,957,000 for the same periods last year. The debt extinguishment costs recorded in the second quarter of 2003 and 2002 were treated as discrete period items for interim tax accounting purposes which resulted in the recording of a tax benefit during the periods at the statutory tax rate. Exclusive of the impact of the discrete period treatment, the effective rate would have been 61.9% compared to 60.0% for the six months ended July 31, 2003 and 2002. The remaining difference in the effective rate versus the statutory federal rate was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

WATER RESOURCES DIVISION
(in thousands)

                                      Three months ended      Six months ended
                                            July 31               July 31,
                                      -------------------   -------------------
                                        2003       2002       2003       2002
                                      --------   --------   --------   --------
Revenues                              $ 44,607   $ 44,301   $ 83,376   $ 85,299
Income from continuing operations        5,733      7,281     11,133     13,239

Water resources revenues were flat at $44,607,000 for the three months ended July 31, 2003 and decreased 2.3% to $83,376,000 for the six months ended July 31, 2003 compared to $44,301,000 and $85,299,000 for the three and six months ended July 31, 2002. The decrease in revenue for the six months ended July 31, 2003 was primarily attributable to a large multi-divisional project performed last year.Excluding the impact of this project, the division's revenues for the three and six months ended July 31, 2003 increased approximately 6% and 2% from the prior year as a result of increased market share in certain areas served by the Company.

Income from continuing operations for the water resources division decreased 21.3% to $5,733,000 for the three months ended July 31, 2003 and 15.9% to $11,133,000 for the six months ended July 31, 2003 compared to $7,281,000 and $13,239,000 for the three and six months ended July 31, 2002. The decrease in income from continuing operations for the periods was primarily attributable to reduced margins caused by pricing pressures associated with reduced municipal spending, the non-replacement of the multi-divisional project discussed above and start-up expenses associated with a groundwater transfer project in Texas.

MINERAL EXPLORATION DIVISION
(in thousands)

                                   Three months ended     Six months ended
                                         July 31               July 31,
                                   -------------------   -------------------
                                     2003       2002       2003       2002
                                   -------------------   -------------------
Revenues                           $ 16,836   $ 15,029   $ 30,892   $ 27,933
Income (loss) from continuing
   operations                         1,235        294      1,057       (191)

Mineral exploration revenues increased 12.0% to $16,836,000 and 10.6% to $30,892,000 for the three and six months ended July 31, 2003 compared to revenues of $15,029,000 and $27,933,000 for the three and six months ended July 31, 2002. The increase for the periods was primarily the result of increased exploration activity in North America and West Africa, partially offset by downsizing the Company's operations in Zambia. The increased exploration activity is primarily a result of higher gold prices which have increased the level of exploration activity conducted by mining companies.

Income from continuing operations for the mineral exploration division was $1,235,000 for the three months ended July 31, 2003 and $1,057,000 for the six months ended July 31, 2003 compared to income from continuing operations of $294,000 for the three months ended July 31, 2002 and a loss from continuing operations of $191,000 for the six months ended July 31, 2002. The improved profitability in the division for the three months ended July 31, 2003 was primarily due to the increased activity levels noted above and cost savings as a result of downsizing operations in Zambia, partially offset by severance-related accruals. The increase for the six months ended July 31, 2003 was attributable to increased activity levels noted above and lower depreciation from assets fully depreciated in prior periods, partially offset by increased expenses in Australia to bring equipment into compliance with recently enacted changes to local transportation requirements and the severance-related accruals noted above.

GEOCONSTRUCTION SERVICES DIVISION
(in thousands)

                                       Three months ended     Six months ended
                                             July 31               July 31,
                                      -------------------   -------------------
                                        2003       2002       2003       2002
                                      --------   --------   --------   --------
Revenues                              $  8,221   $  7,508   $ 14,352   $ 15,923
Income from continuing operations        1,116        572      1,378      1,913

Geoconstruction services revenues increased 9.5% to $8,221,000 and decreased 9.9% to $14,352,000 for the three and six months ended July 31, 2003 compared to $7,508,000 and $15,923,000 for the three and six months ended July 31, 2002. Delays on certain public sector projects accounted for the decreased revenue for the six months ended July 31, 2003. The increase in revenues for the three months ended July 31, 2003 was primarily attributable to certain large domestic projects in the quarter and increased product sales by the Company's manufacturing unit in Italy.

The geoconstruction services division had income from continuing operations of $1,116,000 for the three months ended July 31, 2003 and $1,378,000 for the six months ended July 31, 2003 compared to income from continuing operations of $572,000 for the three months ended July 31, 2002 and $1,913,000 for the six months ended July 31, 2002. The decreased profitability for the six months ended July 31, 2003 was due to a slow start to the year due to delays on certain public sector projects. The impact of the delays was offset in the second quarter by the incremental gross profit associated with the increased volume noted above and reduced depreciation expense.

ENERGY SERVICES AND PRODUCTION DIVISION
(in thousands)

                                       Three months ended          Six months ended
                                            July 31                    July 31,
                                   ------------------------    ------------------------
                                      2003          2002          2003          2002
                                   ----------    ----------    ----------    ----------
Revenues                           $    3,878    $    3,232    $   11,269    $    8,734
Loss from continuing operations          (455)         (967)         (774)       (1,814)

Energy services revenues increased 20.0% to $3,878,000 and 29.0% to $11,269,000 for the three and six months ended July 31, 2003, compared to revenues of $3,232,000 and $8,734,000 for the three and six months ended July 31, 2002. The increase for the three months ended July 31, 2003 was primarily the result of a large shallow gas project in the northwest region of the United States partially offset by continued weakness in the oil and gas service market in the Gulf of Mexico region of the United States. In the quarter, the energy division recorded gas sales of $10,000, the first such sales since the Company entered the coalbed methane market. The increase for the six months ended July 31, 2003 was also attributable to an increase in tar sands activity in Canada and increased third-party coalbed methane exploration drilling in the United States.

Losses from continuing operations for the energy services and production division were $455,000 and $774,000 for the three and six months ended July 31, 2003 compared to $967,000 and $1,814,000 for the three and six months ended July 31, 2002. The reduced loss for the three months ended July 31, 2003 was the result of increased volume related to the shallow gas project noted above and reduced expenses associated with the Company's energy exploration activities. The reduced loss for the six months ended July 31, 2003 was primarily the result of increased drilling activity by our Canadian drilling unit and reduced expenses associated with the Company's energy exploration activities.

Corporate expenses not allocated to individual divisions were $6,903,000 and $10,136,000 for the three and six months ended July 31, 2003 compared to $4,428,000 and $8,416,000 for the three and six months ended July 31, 2002. The increases for the three months ended July 31, 2003 were primarily the result of debt extinguishment costs of $2,320,000, severance-related costs of approximately $800,000 and increased incentive-related accruals during the period. The increases noted above were partially offset by the cost reduction measures implemented late in fiscal 2003.

Changes in Financial Condition

Cash used in operations was $3,667,000 for the six months ended July 31, 2003 compared to cash from operations of $4,606,000 for the same period last year. The decrease in cash from operations is primarily attributable to increased customer receivables and other working capital requirements during the period which were funded by borrowings under the Company's available credit agreement. The increase in receivables for the six months ended July 31, 2003 was primarily a result of increased activity in the mineral exploration division, receivables from our joint interest partners on coalbed methane projects and a slowing of collections from Water Resources division customers. The Company believes it has adequately reserved for potential uncollectable accounts.

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

Our accounting policies are more fully described in Note 1 and 10 to the financial statements, located elsewhere in this Form 10-Q and in our Annual Report on Form 10-K for the year ended January 31, 2003. We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not all inclusive.

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

The Company had goodwill of $21,884,000 at January 31, 2002. The goodwill was primarily attributable to the Company's Mineral Exploration Division. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. The Company completed the initial assessment of goodwill during the second quarter of fiscal year 2003 and determined a transitional impairment charge was required. As a result, the Company recorded a non-cash charge of $20,225,000, which was recorded, net of taxes of $5,796,000, as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142. To the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position or results of operations.

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

The Company's contractual obligations and commercial commitments are summarized as follows (in 000's):

                                                          Payments/Expiration by Period
                                                             Less than
                                                   Total       1 year     1-3 years     4-5 years
                                                ----------   ----------   ----------   ----------
Contractual Obligations and Other
     Commercial Commitments
         Debt                                   $   40,000     $      -    $       -   $   13,333
         Operating leases                           17,259        5,907        7,899        3,453
         Ausdrill promissory note                      300          300            -            -
                                                ----------   ----------   ----------   ----------
              Total contractual cash
                obligations                         57,559        6,207        7,899       16,786
         Standby letters of credit                   9,444        9,444            -            -
                                                ----------   ----------   ----------   ----------
              Total contractual obligations
                and commercial commitments      $   67,003   $   15,651   $    7,899   $   16,786
                                                ==========   ==========   ==========   ==========

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt, equity risk on investments, and foreign exchange rates giving rise to translation and transaction gains and losses.

The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's variable rate debt and interest rate swap is in Note 11 to the Consolidated Financial Statements appearing in the Company's January 31, 2003 Form 10-K and in Note 4 to the Consolidated Financial Statements appearing in this Form 10-Q. Assuming then existing debt levels and the Swap Agreement, an instantaneous change in interest rates of one percentage point would impact the Company's annual expenses by $158,000 and $157,000 at July 31, 2003 and January 31, 2003, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2003 Form 10-K. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico, Canada, and Italy. The operations are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2003 Form 10-K and Note 8 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not significantly impact operating income for the six months ended July 31, 2003 and 2002. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

ITEM 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule

13a-15 of the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our periodic filing with the SEC.

In addition, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected or are reasonably likely to materially affect these internal controls over financial reporting subsequent to the date of our most recent evaluation.

                                     PART II

ITEM 1 - Legal Proceedings

         NONE

ITEM 2 - Changes in Securities

         NOT APPLICABLE

ITEM 3 - Defaults Upon Senior Securities

         NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

         An annual meeting of stockholders was held on June 5, 2003. Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:

         a) Election of Robert J. Dineen as a Class II Director to hold office for a term expiring at the 2006 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

    For       Against   Withheld Authority
-----------   -------   ------------------
  7,967,170      0          3,171,637

         b) Election of David A. B. Brown as a Class II Director to hold office for a term expiring at the 2006 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

    For       Against   Withheld Authority
-----------   -------   ------------------
 10,351,033      0           787,774

         c) Ratification and approval of the selection of the accounting firm of Deloitte and Touche LLP as the independent auditors of the Company for the fiscal year ended January 31, 2003:

    For       Against   Withheld Authority
-----------   -------   ------------------
 11,136,592     1,815          400

ITEM 5 - Other Information

         NONE

ITEM 6 - Exhibits and Reports on Form 8-K

    a)   Exhibits

        4(5)        -    Loan Agreement, dated as of July 31, 2003, by and
                         among Layne Christensen Company, LaSalle Bank National
                         Association, as administrative agent and a lender and certain other lenders named in the Loan Agreement.

         4(6)       -    Master Shelf Agreement, dated as of July 31, 2003, by
                         and among Layne Christensen Company, Prudential
                         Investment Management, Inc., The Prudential Insurance
                         Company of America, Pruco Life Insurance Company,
                         Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time.

         31(1)      -    Section 302 Certification of Chief Executive Officer of
                         the Company

         31(2)      -    Section 302 Certification of Chief Financial Officer of
                         the Company

         32(1)      -    Section 906 Certification of Chief Executive Officer of
                         the Company

         32(2)      -    Section 906 Certification of Chief Financial Officer of
                         the Company

    b)   Reports on Form 8-K

         Form 8-K filed on August 28, 2003 related to the Company's second quarter press release.

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

                                        Layne Christensen Company
                                        -------------------------------
                                                  (Registrant)

DATE: September 4, 2003                 /s/ A.B. Schmitt
                                        -------------------------------
                                        A.B. Schmitt, President
                                          and Chief Executive Officer

DATE: September 4, 2003                 /s/ Jerry W. Fanska
                                        -------------------------------
                                        Jerry W. Fanska, Vice President
                                          Finance and Treasurer