Form 10-Q
period 2003-10-31
LAYNE CHRISTENSEN CO
filed 2003-12-10
CIK 888504

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

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

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     There were 12,357,915 shares of common stock, $.01 par value per share, outstanding on November 20, 2003.

                                     PART I

ITEM 1. Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                       October 31,     January 31,
                                                          2003            2003
                                                        --------        --------
                                                       (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                            $  8,257        $ 10,770
   Customer receivables, less allowance
     of $4,578 and $4,078, respectively                   44,409          39,117
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                    15,756           8,711
   Inventories                                            14,250          12,738
   Deferred income taxes                                  11,926          11,514
   Income taxes receivable                                 1,758             463
   Assets held for sale                                    3,027               -
   Other                                                   4,344           4,867
                                                        --------        --------
              Total current assets                       103,727          88,180
                                                        --------        --------

Property and equipment:
   Land                                                    6,821           6,801
   Buildings                                              13,270          12,967
   Machinery and equipment                               166,151         167,043
   Uncompleted wells, equipment and facilities             8,324           3,176
   Mineral interest in property                              865             369
                                                        --------        --------
                                                         195,431         190,356
   Less - Accumulated depreciation                       134,294         132,167
                                                        --------        --------
     Net property and equipment                           61,137          58,189

Other assets:
   Investment in affiliates                               18,732          18,587
   Goodwill                                                2,449           1,659
   Deferred income taxes                                   6,433           8,262
   Other                                                   2,670           3,223
                                                        --------        --------
              Total other assets                          30,284          31,731
                                                        --------        --------
                                                        $195,148        $178,100
                                                        ========        ========


                 See Notes to Consolidated Financial Statements.


                                                                   - Continued -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                 (in thousands, except share and per share data)

                                                            October 31,       January 31,
                                                                2003              2003
                                                             ---------         ---------
                                                            (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $  20,660         $  16,044
   Current maturities of long-term debt                              -             3,938
   Accrued compensation                                         10,490            10,874
   Accrued insurance expense                                     7,397             7,845
   Other accrued expenses                                        6,174             7,508
   Income taxes payable                                            549               422
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                           8,878             7,874
                                                             ---------         ---------
           Total current liabilities                            54,148            54,505
                                                             ---------         ---------

Noncurrent and deferred liabilities:
   Long-term debt                                               40,000            28,432
   Accrued insurance expense                                     7,408             6,765
   Other                                                         5,186             5,025
                                                             ---------         ---------
           Total noncurrent and deferred liabilities            52,594            40,222

Contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share,
     5,000,000 shares authorized, none issued and
     outstanding                                                     -                 -
   Common stock, par value $.01 per share, 30,000,000
     shares authorized, 12,294,404 and 11,852,650
     shares issued and outstanding, respectively                   123               119
   Capital in excess of par value                               87,674            84,414
   Retained earnings                                            11,517            10,807
   Accumulated other comprehensive loss                        (10,880)          (11,922)
   Notes receivable from management stockholders                   (28)              (45)
                                                             ---------         ---------
           Total stockholders' equity                           88,406            83,373
                                                             ---------         ---------
                                                             $ 195,148         $ 178,100
                                                             =========         =========

                 See Notes to Consolidated Financial Statements.


                                                                   - Concluded -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                                    Three Months                       Nine Months
                                                  Ended October 31,                  Ended October 31,
                                                    (unaudited)                         (unaudited)
                                            ---------------------------         ---------------------------
                                                 2003              2002              2003              2002
                                            ---------         ---------         ---------         ---------
Revenues                                    $  72,776         $  66,630         $ 211,466         $ 203,355
Cost of revenues (exclusive
   of depreciation shown below)                53,571            47,622           153,217           145,555
                                            ---------         ---------         ---------         ---------
Gross profit                                   19,205            19,008            58,249            57,800
Selling, general and
   administrative expenses                     13,280            13,638            41,419            39,987
Depreciation and amortization                   3,057             3,410             9,531            10,601
Other income (expense):
   Equity in earnings of affiliates                23               209               723               683
   Interest                                      (687)             (631)           (1,918)           (1,899)
   Debt extinguishment costs                        -                 -            (2,320)           (1,135)
   Other income (expense), net                   (108)              830               442             1,179
                                            ---------         ---------         ---------         ---------
Income from continuing operations
   before income taxes and
   minority interest                            2,096             2,368             4,226             6,040
Income tax expense                              1,186             1,468             2,878             3,738
Minority interest                                (163)              (10)                -              (192)
                                            ---------         ---------         ---------         ---------
Net income from continuing
   operations before discontinued
   operations and cumulative
   effect of accounting change                    747               890             1,348             2,110
Loss from discontinued operations,
   net of income taxes                           (206)             (690)             (638)           (1,655)
                                            ---------         ---------         ---------         ---------
Net income before cumulative
   effect of accounting change                    541               200               710               455
Cumulative effect of accounting
       change, net of income taxes
       of $5,796                                    -                 -                 -           (14,429)
                                            ---------         ---------         ---------         ---------
Net income (loss)                           $     541         $     200         $     710         $ (13,974)
                                            =========         =========         =========         =========

Basic income (loss) per share:
   Net income from continuing
      operations                            $     .06         $     .08         $     .11         $     .18
   Loss from discontinued operations
      net of income taxes                        (.02)             (.06)             (.05)             (.14)
                                            ---------         ---------         ---------         ---------
   Income before cumulative effect
      of accounting change                        .04               .02               .06               .04
   Cumulative effect of accounting
      change, net of income taxes                   -                 -                 -             (1.22)
                                            ---------         ---------         ---------         ---------
Net income (loss) per share                 $     .04         $     .02         $     .06         $   (1.18)
                                            =========         =========         =========         =========


                 See Notes to Consolidated Financial Statements.

                                                                   - Continued -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)


                                                      Three Months                               Nine Months
                                                    Ended October 31,                         Ended October 31,
                                                       (unaudited)                                (unaudited)
                                           -----------------------------------       -----------------------------------
                                                2003                  2002                 2003                 2002
                                           --------------       --------------       --------------       --------------
Diluted income (loss) per share:
   Net income from continuing
       operations                          $          .06       $          .07       $          .11       $          .17
   Loss from discontinued operations,
       net of income taxes                           (.02)                (.05)                (.05)                (.14)
                                           --------------       --------------       --------------       --------------
   Income before cumulative effect
       of accounting change                           .04                  .02                  .06                  .03
   Cumulative effect of accounting
       change, net of income taxes                      -                    -                    -                (1.19)
                                           --------------       --------------       --------------       --------------
Net income (loss) per share                $          .04       $          .02       $          .06       $        (1.16)
                                           ==============       ==============       ==============       ==============

Weighted average shares outstanding            12,039,000           11,864,000           11,957,000           11,796,000
Dilutive stock options                            266,000              299,000              230,000              334,000
                                           --------------       --------------       --------------       --------------
                                               12,305,000           12,163,000           12,187,000           12,130,000
                                           ==============       ==============       ==============       ==============


                 See Notes to Consolidated Financial Statements.


                                                                   - Concluded -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                        Nine Months
                                                                      Ended October 31,
                                                                  -----------------------
                                                                    2003           2002
                                                                  --------       --------
                                                                        (unaudited)
Cash flow from operating activities:
   Net income (loss)                                              $    710       $(13,974)
   Adjustments to reconcile net income (loss) to cash
     from operations:
       Loss on discontinued operations, net of tax                     638          1,655
       Cumulative effect of accounting change, net of tax                -         14,429
       Depreciation and amortization                                 9,531         10,601
       Deferred income taxes                                           359         (1,510)
       Equity in earnings of affiliates                               (723)          (683)
       Dividends received from foreign affiliates                      605          1,751
       Loss on extinguishment of debt                                2,320          1,135
       Minority interest                                                 -            192
       Gain from disposal of property and equipment                   (199)          (926)
       Changes in current assets and liabilities:
           Increase in customer receivables                         (7,256)        (1,261)
           Increase in costs and estimated earnings
              in excess of billings on uncompleted contracts        (6,762)        (3,787)
           (Increase) decrease in inventories                       (1,544)         1,946
           (Increase) decrease in other current assets                (129)           822
           Increase (decrease) in accounts payable and
              accrued expenses                                       3,389            (36)
           Increase in billings in excess of costs and
              estimated earnings on uncompleted contracts            1,011          1,533
       Other, net                                                      461           (624)
                                                                  --------       --------
           Cash from continuing operations                           2,411         11,263
           Cash from (used in) discontinued operations               1,299         (1,086)
                                                                  --------       --------
           Cash from operating activities                            3,710         10,177
                                                                  --------       --------
Cash flow used in investing activities:
   Additions to property and equipment                              (8,786)        (6,103)
   Additions to uncompleted wells, equipment, and
     facilities                                                     (5,148)        (1,778)
   Additions to mineral interest in properties                        (496)             -
   Proceeds from disposal of property and equipment                    117          1,362
   Proceeds from sale of business                                        -          1,800
   Acquisition of business                                          (1,150)             -
   Investment in joint venture                                         (40)        (1,059)
                                                                  --------       --------
     Cash used in investing activities from continuing
       operations                                                  (15,503)        (5,778)
     Cash from (used in) discontinued operations                         -         (1,321)
                                                                  --------       --------
     Cash used in investing activities                             (15,503)        (7,099)
                                                                  --------       --------
Cash flow from (used in) financing activities:
   Net borrowings under revolving facility                               -          8,500
   Issuance of long-term debt                                       40,000         35,000
   Repayment of long-term debt                                     (32,370)       (43,732)
   Prepayment penalty on early extinguishment of debt                 (671)        (1,135)
   Debt issuance costs                                                (160)        (1,709)
   Payments on notes receivable from management stockholders            17             60
   Issuance of common stock                                          1,403            513
                                                                  --------       --------
     Cash from (used in) financing activities                        8,219         (2,503)
                                                                  --------       --------
Effects of exchange rate changes on cash                             1,061           (687)
                                                                  --------       --------
Net decrease in cash and cash equivalents                           (2,513)          (112)
Cash and cash equivalents at beginning of period                    10,770          2,983
                                                                  --------       --------
Cash and cash equivalents at end of period                        $  8,257       $  2,871
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

Through its Energy Services and Production division, the Company engages in the operation, development, production and acquisition of natural gas properties, principally focusing on coalbed methane projects. The Company follows the full-cost method of accounting for these properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. As of October 31, 2003 and January 31, 2003, the Company has capitalized $9,189,000 and $3,545,000 related to uncompleted wells, equipment and facilities and land acquisition costs. These are unevaluated properties and therefore are not being amortized as reserves have not yet been established.

The Company records asset retirement obligations at estimated fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting For Asset Retirement Obligations." Under SFAS No. 143, those liabilities are recognized at fair value as incurred and capitalized as part of the cost of the related long-lived asset. Accretion of the liabilities due to the passage of time is recorded as an operating expense. As of October 31, 2003, the Company recorded an initial asset retirement obligation of $94,000 for plugging and abandonment obligations related to its oil and gas properties.

Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The effective tax rates in excess of the statutory federal rate for the three and nine months ended October 31, 2003 and 2002 were a result of the impact of certain non-deductible expenses, the tax treatment of certain foreign operations and the discrete period tax treatment related to the debt extinguishment costs recorded in the second quarter of each year.

Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.

Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs. Pro forma net income (loss) and earnings per share for the three and nine months ended October 31, 2003 and 2002, determined as if the SFAS 123 Method had been applied, is presented in the following table (in thousands, except per share amounts):

                                               Three Months                  Nine Months
                                             Ended October 31,            Ended October 31,
                                          ----------------------      ------------------------
                                            2003          2002          2003            2002
                                          --------      --------      --------      ----------
Net income (loss), as reported            $    541      $    200      $    710      $  (13,974)
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of tax                      (21)         (144)         (111)           (434)
                                          --------      --------      --------      ----------
Pro forma net income (loss)               $    520      $     56      $    599      $  (14,408)
                                          ========      ========      ========      ==========

Income (loss) per share:
   Basic - as reported                    $    .04      $    .02      $    .06      $    (1.18)
                                          ========      ========      ========      ==========
   Basic - pro forma                      $    .04       $     -      $    .05      $    (1.22)
                                          ========      ========      ========      ==========

   Diluted - as reported                  $    .04      $    .02      $    .06      $    (1.16)
                                          ========      ========      ========      ==========
   Diluted - pro forma                    $    .04       $     -      $    .05      $    (1.19)
                                          ========      ========      ========      ==========

The amounts paid (refunded) for income taxes and interest are as follows (in thousands):

                           Nine Months
                         Ended October 31,
                       --------------------
                          2003         2002
                       -------      -------
     Income taxes      $ 2,801      $  (571)
     Interest            1,771        2,049

Supplemental Non-cash Transactions - The Company issued 217,504 shares of common stock related to compensation awards during the nine months ended October 31, 2003.

Reclassifications - Certain 2002 amounts have been reclassified to conform with the 2003 presentation.

2.   Discontinued Operations

During the third quarter of 2003, the Company reclassified the results of operations of its Toledo Oil and Gas ("Toledo") business to discontinued operations. The Company continues to shift the energy division's focus to the resource development side of the business. Toledo was historically reported in the Company's Energy Services and Production segment and offered conventional oilfield fishing services and coil tubing fishing services. The net loss from discontinued operations for the three and nine months ended October 31, 2003 includes a goodwill impairment charge of $160,000.

On December 10, 2002, the Company sold its Ranney(R) collector well business. The Ranney(R) business was a component of the Company's water resources division. On January 23, 2003, the Company sold its Drilling Equipment Supply, Inc. ("DESI") division. DESI was a supply operation that distributed drilling equipment, parts and supplies and was the last remaining component of the Company's products segment.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Toledo, Ranney(R) and DESI have been classified as discontinued operations. Revenues and pre-tax net loss from discontinued operations for the three and nine months ended October 31, 2003 and 2002 were as follows (in thousands):

                                           Three Months                   Nine Months
                                         Ended October 31,             Ended October 31,
                                      -----------------------       -----------------------
                                        2003           2002           2003            2002
                                      --------       --------       --------       --------
     Revenues:
                   Toledo             $    781       $    661       $  1,980       $  2,281
                   Ranney(R)                 -            360              -          2,303
                   DESI                      -          2,006              -          6,359
                                      --------       --------       --------       --------
                           Total      $    781       $  3,027       $  1,980       $ 10,943
                                      ========       ========       ========       ========

              Pre-tax net loss:
                   Toledo             $   (296)      $   (535)      $   (999)      $ (1,345)
                   Ranney(R)                 -           (222)             -           (486)
                   DESI                      -           (368)             -           (861)
                                      --------       --------       --------       --------
                           Total      $   (296)      $ (1,125)      $   (999)      $ (2,692)
                                      ========       ========       ========       ========

As of October 31, 2003, the Toledo assets of $3,027,000 were reclassified to assets held for sale in the Company's Consolidated Balance Sheets. The major classes of those assets classified as held for sale are presented below (in thousands).

                                                     As of
                                                October 31, 2003
                                                ----------------
     Customer receivables                           $  647
     Costs and estimated earnings in excess
          of billings on uncompleted contracts          71
     Inventories                                        85
     Net property and equipment                      2,224
                                                    ------
                Total assets held for sale          $3,027
                                                    ======

3.   Goodwill

Effective February 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 requires that upon adoption and at least annually thereafter, goodwill be tested for impairment by applying a fair value based test. Periodic amortization of goodwill is no longer permitted under SFAS No. 142.

SFAS No. 142 required companies to make an initial assessment of goodwill for impairment for each of its reporting units within six months after adoption. The Company completed this initial assessment of goodwill during the second quarter of fiscal year 2003 and determined a transitional impairment charge was required. At February 1, 2002, the Company had $21,884,000 of goodwill recorded in its consolidated balance sheet, consisting primarily of goodwill associated with its mineral exploration segment. In assessing goodwill, the Company assigned assets and liabilities to its reporting units and developed a discounted cash flow analysis to determine the fair value of the reporting units. Based on this model, the Company determined that the mineral exploration goodwill was impaired. As a result, the Company recorded a non-cash charge of $20,225,000, net of taxes of $5,796,000, as a cumulative effect of a change in accounting principle at February 1, 2002, in accordance with SFAS No. 142. The Company completed its annual impairment test as of December 31, 2002 and no further impairment was indicated.

The carrying amount of goodwill attributed to each operating segment follows (in thousands):

                                       January 31,   Impairment                 October 31,
                                           2003      Adjustment     Addition        2003
                                         -------       -------       -------      -------
     Geoconstruction services            $ 1,499           $ -      $      -      $ 1,499
     Energy services and production          160          (160)          950          950
                                         -------       -------       -------      -------

                                         $ 1,659       $  (160)      $   950      $ 2,449
                                         =======       =======       =======      =======

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

Concurrent with the signing of the Master Shelf Agreement, the Company closed on a new bank revolving credit facility ("Credit Agreement"). The Credit Agreement is an unsecured $30,000,000 revolving facility to be used for working capital requirements and general corporate purposes. The maximum available under the Credit Agreement is $30,000,000, less any outstanding letter of credit commitments (which are subject to a $15,000,000 sublimit). The Credit Agreement provides interest at variable rates equal to, at the Company's option, a Eurodollar rate plus 1.75% to 2.75% (depending upon certain ratios) or an alternative reference rate as defined in the Credit Agreement. As of October 31, 2003, there were no borrowings outstanding on the Credit Agreement and outstanding letters of credit were $9,444,000. Debt outstanding as of October 31, 2003 and January 31, 2003, whose carrying value approximates fair market value, was as follows (in thousands):

                                         October 31,   January 31,
                                             2003         2003
                                         -----------   -----------
Current maturities of long-term debt:
            Term Loan                      $     -      $ 3,938
                                           -------      -------
Long-term debt:
            Senior Notes                    40,000            -
            Term Loan                            -       28,432
                                           -------      -------
                    Total debt             $40,000      $32,370
                                           =======      =======

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

6.   Severance Costs

During the second quarter of fiscal year 2004, the Company announced involuntary workforce reductions of 189 employees. The actions were primarily necessary to align the Company's cost structure with current market conditions. As of July 31, 2003, the Company had notified all applicable employees affected by these actions. The Company recorded severance and benefit charges of approximately $530,000 related to these actions in the second quarter of fiscal year 2004 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The severance costs are recorded in the Company's Consolidated Statements of Income as selling, general and administrative expenses for the nine months ended October 31, 2003. A reconciliation of the severance costs by segment follows (in thousands):

                                                                       Nine Months Ended
                                                                       October 31, 2003
                                                                       -----------------
         Water resources                                               $              90
         Mineral exploration                                                         289
         Energy Services and Production                                               25
         Corporate                                                                   126
                                                                       -----------------
                Total                                                  $             530
                                                                       =================

As of October 31, 2003, the Company had paid $475,000 in costs associated with these workforce reductions. A summary of the severance costs and related activity follows:



                                                                       Number of                  Amount
                                                                       Employees                (in 000's)
                                                                       ---------                ----------
       Balance January 31, 2003                                               -                 $       -
       2003 Charges                                                         189                       530
       2003 Payments                                                       (186)                     (475)
                                                                       --------                 ---------
       Balance October 31, 2003                                               3                 $      55
                                                                       ========                 =========

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

7.   Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

                                                Three Months                  Nine Months
                                              Ended October 31,            Ended October 31,
                                           ----------------------       ----------------------
                                             2003          2002           2003          2002
                                           --------      --------       --------      --------
Net income (loss)                          $    541      $    200       $    710      $(13,974)
Other comprehensive income (loss),
   net of taxes:
     Foreign currency translation
       adjustments                              528            83            866           403
     Unrealized gain (loss) on
       available for sale investments            55            (4)            42           (40)
     Reclassification of unrealized
      loss on swap                                -          (110)           134          (110)
                                           --------      --------       --------      --------
Other comprehensive income (loss)          $  1,124      $    169       $  1,752      $(13,721)
                                           ========      ========       ========      ========

The components of accumulated other comprehensive loss for the nine months ended October 31, 2003 are as follows (in thousands):

                                                                                                        Accumulated
                                    Cumulative       Unrealized      Unrecognized      Unrealized           Other
                                   Translation        Loss On           Pension          Loss on        Comprehensive
                                    Adjustment       Investments       Liability           Swap              Loss
                                   ------------      -----------     ------------        --------         ----------
Balance,
  February 1, 2003                 $    (9,794)      $      (98)      $    (1,896)     $    (134)      $   (11,922)
Period change                              866               42                 -            134             1,042
                                   -----------       ----------       -----------      ---------       -----------
Balance,
  October 31, 2003                 $    (8,928)      $      (56)      $    (1,896)     $       -       $   (10,880)
                                   ===========       ==========       ===========      =========       ===========

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

Energy Services and Production Division

This division offers a variety of specialized services including shallow gas and tar sands exploration drilling, resonance technology solutions for stuck tubulars and land-based oil and gas search and development. The division's land-based oil and gas search and development activities focus primarily on natural gas properties, principally coalbed methane projects located in the Midwest region of the United States.

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

Revenues and income from continuing operations pertaining to the Company's operating segments are presented below. Unallocated corporate expenses consist primarily of general and administrative functions and incentive compensation. Operating segment revenues and income from continuing operations are summarized as follows (in thousands):

                                          Three Months                    Nine Months
                                        Ended October 31,               Ended October 31,
                                    -------------------------       -------------------------
                                       2003            2002            2003            2002
                                    ---------       ---------       ---------       ---------
Revenues
     Water resources                $  43,817       $  43,164       $ 127,193       $ 128,463
     Mineral exploration               18,353          13,888          49,245          41,821
     Geoconstruction services           6,921           6,750          21,273          22,673
     Energy services and
       production                       3,685           2,848          13,755           9,962
     Products and other                     -             (20)              -             436
                                    ---------       ---------       ---------       ---------
          Total revenues            $  72,776       $  66,630       $ 211,466       $ 203,355
                                    =========       =========       =========       =========

Income (loss) from
   continuing operations
     Water resources                $   5,551       $   7,190       $  16,684       $  20,429
     Mineral exploration                1,066            (926)          2,123          (1,117)
     Geoconstruction services             221             291           1,599           2,204
     Energy services and
       production                        (658)            (63)           (729)         (1,067)
     Products and other                     -             (51)              -            (651)
     Unallocated corporate
       expenses                        (3,397)         (3,443)        (11,213)        (10,724)
     Debt extinguishment costs              -               -          (2,320)         (1,135)
     Interest                            (687)           (630)         (1,918)         (1,899)
                                    ---------       ---------       ---------       ---------
Total income from
   continuing operations            $   2,096       $   2,368       $   4,226       $   6,040
                                    =========       =========       =========       =========

Geographic Information:
Revenues
     North America                  $  59,629       $  56,367       $ 174,746       $ 171,539
     Africa/Australia                  11,645           8,724          31,762          27,429
     Other foreign                      1,502           1,539           4,958           4,387
                                    ---------       ---------       ---------       ---------
          Total revenues            $  72,776       $  66,630       $ 211,466       $ 203,355
                                    =========       =========       =========       =========

Income from continuing operations of the energy services and production segment for the three and nine months ended October 31, 2002 include $15,000 and $813,000, respectively, of expenses related to the Company's oil and gas exploration activities in the Gulf of Mexico region of the United States. These activities are unrelated to the Company's coalbed methane exploration and development efforts and were charged to expense as no reserves were identified. The Company is no longer pursuing these exploration activities.

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

11.  Subsequent Events

On November 10, 2003, the Company acquired certain assets and inventory of DrillCorp Tanzania Ltd ("DrillCorp"), a mineral exploration drilling operation in Tanzania, for $3,500,000. The Company issued a non-interest bearing promissory note for $3,500,000 to a related entity of DrillCorp to finance the acquisition. The acquisition will be accounted for using the purchase method of accounting.

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

                                             Three Months              Nine Months
                                                Ended                    Ended              Period-to-Period
                                             October 31,               October 31,               Change

                                          -----------------         ----------------       ------------------
                                          2003         2002         2003        2002       Three        Nine
                                          ----         ----         ----        ----       Months      Months
                                                                                           ------      ------
Revenues:
   Water resources                        60.2%        64.8%        60.1%       63.2%        1.5        (1.0)
   Mineral exploration                    25.2         20.8         23.3        20.6        32.2        17.8
   Geoconstruction services                9.5         10.1         10.1        11.1         2.5        (6.2)
   Energy services and production          5.1          4.3          6.5         4.9        29.4        38.1
   Products and other                        -            -            -         0.2           *           *
                                         -----        -----        -----       -----
       Total net revenues                100.0%       100.0%       100.0%      100.0%        9.2         4.0
Cost of revenues                          73.6         71.5         72.5        71.6        12.5         5.3
                                         -----        -----        -----       -----
Gross profit                              26.4         28.5         27.5        28.4         1.0         0.8
Selling, general and
   administrative expenses                18.2         20.5         19.6        19.7        (2.6)        3.6
Depreciation and amortization              4.2          5.1          4.5         5.2       (10.4)      (10.1)
Other income (expense):
   Equity in earnings of affiliates          -          0.3          0.3         0.3           *         5.9
   Interest                               (0.9)        (0.9)        (0.9)       (0.9)        8.9         1.0
   Debt extinguishment costs                 -            -         (1.1)       (0.6)          *           *
   Other income (expense), net            (0.2)         1.3          0.3         0.6           *           *
                                         -----        -----        -----       -----
Income from continuing operations
   before income taxes and
   minority interest                       2.9          3.6          2.0         2.9       (11.5)      (30.0)
Income tax expense                         1.7          2.3          1.4         1.8       (19.2)      (23.0)
Minority interest                         (0.2)           -            -        (0.1)          *           *
                                         -----        -----        -----       -----
Net income from continuing
   operations before discontinued
   operations and cumulative
   effect of accounting change             1.0          1.3          0.6         1.0       (16.1)      (36.1)
Loss from discontinued operations,
   net of income taxes                    (0.3)        (1.0)        (0.3)       (0.8)          *           *
                                         -----        -----        -----       -----
Net income before cumulative
   effect of accounting change             0.7          0.3          0.3         0.2           *           *
Cumulative effect of accounting
   change, net of income taxes               -            -            -        (7.1)          *           *
                                         -----        -----        -----       -----
Net income (loss)                          0.7%         0.3%         0.3%       (6.9)%         *           *
                                         =====        =====        =====       =====


------------------
*  Not meaningful.

Results of Operations
---------------------

Revenues for the three months ended October 31, 2003 increased $6,146,000, or 9.2%, to $72,776,000 while revenues for the nine months ended October 31, 2003 increased $8,111,000, or 4.0%, to $211,466,000 from the same periods last year. See further discussion of results of operations by division below.

Gross profit as a percentage of revenues was 26.4% and 27.5% for the three and nine months ended October 31, 2003 compared to 28.5% and 28.4% for the three and nine months ended October 31, 2002. The decrease in gross profit percentage for the periods was primarily related to the continued negative impact of competitive pricing pressures at the Company's domestic water locations due to reduced municipal spending. The decrease for the periods was partially offset by improved margins in the Company's mineral exploration division due to increased activity levels associated with higher gold prices.

Selling, general and administrative expenses were $13,280,000 for the three months ended October 31, 2003 and $41,419,000 for the nine months ended October 31, 2003 (18.2% and 19.6% of revenues, respectively) compared to $13,638,000 and $39,987,000 for the three and nine months ended October 31, 2002 (20.5% and 19.7% of revenues, respectively). The decrease in selling, general and administrative expenses for the three months ended October 31, 2003 was primarily the result of workforce reductions completed during the second quarter of fiscal 2004 partially offset by increased insurance costs. The increase in selling, general and administrative expenses for the nine months ended October 31, 2003 was primarily a result of severance-related benefits of $1.2 million accrued during the second quarter (see Note 6 to the Financial Statements), start-up expenses related to the Company's groundwater transfer project in Texas, and increased insurance costs.

Depreciation and amortization decreased to $3,057,000 and $9,531,000 for the three and nine months ended October 31, 2003 compared to $3,410,000 and $10,601,000 for the same periods last year. The decreases in depreciation and amortization were the result of less depreciation from assets fully depreciated in prior periods primarily in the mineral exploration and geoconstruction services divisions.

The Company recorded a loss on extinguishment of debt of $2,320,000 for the nine months ended October 31, 2003 and $1,135,000 for the nine months ended October 31, 2002. The losses for the periods represent prepayment penalties and the write-off of associated deferred fees in connection with refinancing of the Company's debts. The prior year loss was accounted for as an extraordinary item last year and was reclassed to income from continuing operations upon adoption of SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment to FASB No. 13 and Technical Corrections."

Other income (expense), net was an expense of $108,000 for the three months ended October 31, 2003, compared to income of $830,000 in the prior year, and income of $442,000 for the nine months ended October 31, 2003, compared to income of $1,179,000 in the prior year. The variance in income from both prior periods is primarily due to gains from insurance proceeds and fixed asset sales in the prior year which have not recurred at the same levels in the current year.

Income tax expense for continuing operations of $1,186,000 and $2,878,000 was recorded for the three and nine months ended October 31, 2003 compared to $1,468,000 and $3,738,000 for the same periods last year. The debt extinguishment costs recorded in the second quarter of 2003 and 2002 were treated as discrete period items for interim tax accounting purposes which resulted in the recording of a tax benefit during the periods at the statutory tax rate. Exclusive of the impact of the discrete period treatment, the effective rate would have been 57.7% compared to 58.2% for the nine months ended October 31, 2003 and 2002. The remaining difference in the effective rate versus the statutory federal rate was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

WATER RESOURCES DIVISION
(in thousands)

                                         Three Months Ended          Nine Months Ended
                                             October 31,                October 31,
                                       ----------------------      ----------------------
                                         2003          2002          2003          2002
                                       --------      --------      --------      --------
Revenues                               $ 43,817      $ 43,164      $127,193      $128,463
Income from continuing operations         5,551         7,190        16,684        20,429

Water resources revenue increased 1.5% to $43,817,000 for the three months ended October 31, 2003 and decreased 1.0% to $127,193,000 for the nine months ended October 31, 2003 compared to $43,164,000 and $128,463,000 for the three and nine months ended October 31, 2002. The increase for the three months ended October 31, 2003 was primarily the result of a focused effort to maintain market share in the division's markets, especially the soft municipal market where pricing has been impacted by competitive pressures and reduced demand. The decrease in revenues for the nine months ended October 31, 2003 was primarily attributable to a large multi-divisional project performed last year. Excluding the impact of this project, the division's revenues for the nine months ended October 31, 2003 increased 2.4% as a result of the same factors discussed above for the quarter.

Income from continuing operations for the water resources division decreased 22.8% to $5,551,000 for the three months ended October 31, 2003 and 18.3% to $16,684,000 for the nine months ended October 31, 2003 compared to $7,190,000 and $20,429,000 for the three and nine months ended October 31, 2002. The decrease in operating income for the three and nine months ended October 31, 2003 was primarily attributable to pricing pressures associated with a soft municipal market and reduced activity on the multi-divisional project discussed above.

MINERAL EXPLORATION DIVISION
(in thousands)

                                     Three Months Ended          Nine Months Ended
                                         October 31,                 October 31,
                                   ----------------------       ----------------------
                                     2003          2002           2003          2002
                                   --------      --------       --------      --------
Revenues                           $ 18,353      $ 13,888       $ 49,245      $ 41,821
Income (loss) from continuing
   operations                         1,066          (926)         2,123        (1,117)

Mineral exploration revenues increased 32.2% to $18,353,000 and increased 17.8% to $49,245,000 for the three and nine months ended October 31, 2003 compared to revenues of $13,888,000 and $41,821,000 for the three and nine months ended October 31, 2002. The increases for the three and nine months ended October 31, 2003 was attributable to increased exploration activity in the Company's markets as a result of higher gold prices.

Income from continuing operations for the mineral exploration division was $1,066,000 for the three months ended October 31, 2003 and $2,123,000 for the nine months ended October 31, 2003 compared to losses from continuing operations of $926,000 and $1,117,000 for the three and nine months ended October 31, 2002. The improved profitability in the division for the three months ended October 31, 2003 was primarily due to the increased activity levels noted above. The increase for the nine months ended October 31, 2003 was attributable to increased activity levels noted above and lower depreciation from assets fully depreciated in prior periods, partially offset by severance-related accruals in the second quarter and increased expenses in Australia to bring equipment into compliance with recently enacted changes to local transportation requirements.

GEOCONSTRUCTION SERVICES DIVISION
(in thousands)

                                        Three Months Ended         Nine Months Ended
                                            October 31,               October 31,
                                       --------------------      --------------------
                                         2003         2002         2003         2002
                                       -------      -------      -------      -------
Revenues                               $ 6,921      $ 6,750      $21,273      $22,673
Income from continuing operations          221          291        1,599        2,204

Geoconstruction services revenues increased 2.5% to $6,921,000 and decreased 6.2% to $21,273,000 for the three and nine months ended October 31, 2003 compared to $6,750,000 and $22,673,000 for the three and nine months ended October 31, 2002. The increase in revenue for the three months ended October 31, 2003 was primarily the result of beginning certain public sector projects that had been previously delayed. The decrease for the nine months ended October 31, 2003 was attributable to delays on the public sector projects and the non-replacement of a multi-divisional project performed in the prior year.

The geoconstruction services division had income from continuing operations of $221,000 for the three months ended October 31, 2003 and income from continuing operations of $1,599,000 for the nine months ended October 31, 2003 compared to $291,000 for the three months ended October 31, 2002 and $2,204,000 for the nine months ended October 31, 2002. The decrease for the three months ended October 31, 2003 was primarily the result of problems encountered on certain projects partially offset by reduced depreciation expense from assets fully depreciated in prior periods. The decrease for the nine months ended October 31, 2003 was primarily due to a slow start to the year due to delays on certain public sector projects partially offset by reduced depreciation expense.

ENERGY SERVICES AND PRODUCTION DIVISION
(in thousands)

                                        Three Months Ended            Nine Months Ended
                                            October 31,                   October 31,
                                     -----------------------       -----------------------
                                       2003           2002           2003           2002
                                     --------       --------       --------       --------
Revenues                             $  3,685       $  2,848       $ 13,755       $  9,962
Loss from continuing operations          (658)           (63)          (729)        (1,067)


Energy services and production revenues increased 29.4% to $3,685,000 and 38.1% to $13,755,000 for the three and nine months ended October 31, 2003 compared to revenues of $2,848,000 and $9,962,000 for the three and nine months ended October 31, 2002. The increase for the three months ended October 31, 2003 was primarily the result of increased drilling services for a large shallow gas project in the northwest region of the United States and third-party coalbed methane exploration drilling. The increase for the nine months ended October 31, 2003 was also attributable to an increase in tar sands activity in Canada.

Losses from continuing operations for the energy services and production division were $658,000 and $729,000 for the three and nine months ended October 31, 2003 compared to $63,000 and $1,067,000 for the three and nine months ended October 31, 2002. The increased loss for the three months ended October 31, 2003 was primarily the result of increased maintenance expenses at the Company's Canadian drilling unit in preparation for the winter drilling season and start-up expenses related to the Company's coalbed methane development efforts. The decreased loss for the nine months ended October 31, 2003 was primarily the result of reduced expenses associated with certain energy exploration activities in the prior year, partially offset by the increases in the quarter discussed above.

Corporate expenses not allocated to individual divisions were $3,397,000 and $13,533,000 for the three and nine months ended October 31, 2003 compared to $3,443,000 and $11,859,000 for the three and nine months ended October 31, 2002. The decrease in unallocated corporate expenses for the three months ended October 31, 2003 was primarily the result of workforce reductions completed in the second quarter. The increase for the nine months ended October 31, 2003 was primarily the result of debt extinguishment costs of $2,320,000 (compared to $1,135,000 last year) and severance-related costs of approximately $800,000 partially offset by the workforce reductions noted above and cost reduction measures implemented late in fiscal 2003.

Changes in Financial Condition
------------------------------

Cash from operations was $3,710,000 for the nine months ended October 31, 2003 compared to cash from operations of $10,177,000 for the same period last year. The decrease in cash from operations is primarily attributable to increased customer receivables and other working capital requirements during the period which were funded by borrowings under the Company's available credit agreements. The increase in receivables for the nine months ended October 31, 2003 was primarily a result of a slowing of collections from Water Resources division customers, increased activity in the mineral exploration division, and receivables from our joint interest partners on coalbed methane projects. The Company believes it has adequately reserved for potential uncollectable accounts.

The Company believes that borrowings from its available credit agreements and cash from operations will be sufficient for the Company's seasonal cash requirements and to fund its budgeted capital expenditures for the balance of the fiscal year.

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

The Company had goodwill of $21,884,000 at February 1, 2002. The goodwill was primarily attributable to the Company's Mineral Exploration Division. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. The Company completed the initial assessment of goodwill during the second quarter of fiscal year 2003 and determined a transitional impairment charge was required. As a result, the Company recorded a non-cash charge of $20,225,000, which was recorded, net of taxes of $5,796,000, as a cumulative effect of a change in accounting principle in accordance with SFAS No. 142. In connection with the decision to reclassify its Toledo Oil and Gas business as discontinued operations in the third quarter of fiscal 2004, the Company reassessed the recoverability of the goodwill associated with that business and recorded an impairment charge of $160,000. To the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position or results of operations.

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

The Company's contractual obligations and commercial commitments are summarized as follows (in 000's):

                                                        Payments/Expiration by Period
                                                                  Less than
                                                 Total        1 year     1-3 years    4-5 years
                                                 -----        ------     ---------    ---------
Contractual Obligations and Other
     Commercial Commitments
         Debt                                   $40,000     $      -    $       -      $13,333
         Operating leases                        14,376        5,659        5,980        2,737
                                                -------      -------      -------      -------
             Total contractual cash
                obligations                      54,376        5,659        5,890       16,070
         Standby letters of credit                9,444        9,444            -            -
                                                -------      -------      -------      -------
             Total contractual obligations
               and commercial commitments       $63,820      $15,103      $ 5,980      $16,070
                                                =======      =======      =======      =======

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt, equity risk on investments, and foreign exchange rates giving rise to translation and transaction gains and losses.

The Company centrally manages its debt and investment portfolios considering overall financing strategies and tax consequences. A description of the Company's debt is in Note 11 to the Consolidated Financial Statements appearing in the Company's January 31, 2003 Form 10-K and in Note 4 to the Consolidated Financial Statements appearing in this Form 10-Q. Assuming then existing debt levels and the Swap Agreement, an instantaneous change in interest rates of one percentage point would impact the Company's annual expenses by $152,000 and $157,000 at October 31, 2003 and January 31, 2003, respectively. The Company's investments are described in Note 1 to the Consolidated Financial Statements appearing in the Company's January 31, 2003 Form 10-K. The investments are carried at market value and are held for long-term investing purposes rather than trading purposes.

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

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not significantly impact operating income for the nine months ended October 31, 2003 and 2002. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

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

         NONE

ITEM 5 - Other Information

         NONE

ITEM 6 - Exhibits and Reports on Form 8-K

     a) Exhibits

          4(2)      -    Amended and Restated Bylaws of the Registrant (filed
                         as Exhibit 99.2 to the Registrant's Form 8-K dated
                         December 5, 2003, and incorporated herein by reference)

         31(1)      -    Section 302 Certification of Chief Executive Officer
                         of the Company

         31(2)      -    Section 302 Certification of Chief Financial Officer
                         of the Company

         32(1)      -    Section 906 Certification of Chief Executive Officer
                         of the Company

         32(2)      -    Section 906 Certification of Chief Financial Officer
                         of the Company

     b) Reports on Form 8-K

         Form 8-K filed on December 3, 2003, related to the Company's third quarter press release.

         Form 8-K filed on December 5, 2003, related to the Company's election of directors and amendment to bylaws.

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



                                    Layne Christensen Company
                                    --------------------------------
                                           (Registrant)



DATE:   December 9, 2003             /s/A.B. Schmitt
                                    --------------------------------
                                    A.B. Schmitt, President
                                      and Chief Executive Officer



DATE:   December 9, 2003            /s/Jerry W. Fanska
                                    -------------------------------
                                    Jerry W. Fanska, Vice President
                                      Finance and Treasurer