Form 10-K
period 2004-01-31
LAYNE CHRISTENSEN CO
filed 2004-04-14
CIK 888504

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                    Form 10-K

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the Fiscal Year Ended January 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _____________ to _____________.

                         Commission file number: 0-20578

                            Layne Christensen Company
             (Exact name of registrant as specified in its charter)

             Delaware                                    48-0920712
-----------------------------------         ------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes [X] No [ ]

         The aggregate market value of the 11,173,480 shares of Common Stock of the registrant held by non-affiliates of the registrant on January 31, 2004, computed by reference to the closing sale price of such stock on the last business day of the registrant's second fiscal quarter on the NASDAQ National Market System was $93,175,650. The aggregate market value of the 11,116,702 shares of Common Stock of the Registrant held by non-affiliates of the Registrant on March 23, 2004, computed by reference to the closing sale price of such stock as reported on the NASDAQ National Market System, was $161,081,012.

         At March 23, 2004, there were 12,533,818 shares of the Registrant's Common Stock outstanding.

                       Documents Incorporated by Reference

1. Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A Part III.

                                     PART I

Item 1. Business

General

         Layne Christensen Company (the "Company") provides drilling services and related products and services in four principal markets: water resources, mineral exploration, geoconstruction and energy. Layne Christensen's customers include municipalities, industrial companies, mining companies, consulting and engineering firms and oil and gas companies located principally in the United States, Canada, Mexico, Australia, Africa and South America.

         The Company maintains its executive offices at 1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205. The Company's telephone number is (913) 362-0510. The Company's web site address is www.laynechristensen.com. The Company's periodic and current reports are available, free of charge, on its website as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

Market Overview

         The characteristics of each of the four markets in which the Company operates vary, particularly with respect to the maturity and cyclicality of the market in various geographic areas. In each of the markets, however, the purchaser of drilling services and products generally demands technical expertise, knowledge of local geological conditions, project management skills, access to significant amounts of capital equipment and cost effective pricing. See Note 16 to the Consolidated Financial Statements for certain financial information about the Company's operating segments and its foreign operations.

     Water Resources

         Through its water resources division, the Company provides a full line of water-related services and products, including hydrological studies and related engineering services, water well design, water well drilling and development, pump sales, installation and service, and repair and maintenance. The Company has expanded this market to include the design and construction of water treatment facilities and the manufacture and sale of water treatment products. The Company's services are marketed on an individual and a turnkey basis. For the design and construction of water treatment facilities and the sale of products, the Company is targeting the same customer base it has serviced in its traditional water service businesses. The Company competes with engineering and consulting firms in this market. In addition, the Company's environmental services related to the assessment and monitoring of groundwater contaminants are included within this market.

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

         Mining companies hire exploration drillers to extract samples from sites that the mining companies analyze for mineral content. Mineral exploration drilling requires a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the underlying mineral deposit. Familiarity with the local geology is critical to acquiring this competence. Mineral exploration drilling consists of exploratory drilling and definitional drilling. Exploratory drilling is conducted to determine if there is a minable mineral deposit (an orebody) on the site. Definitional drilling is typically conducted at a site to assess whether it would be economical to mine and to assist in mapping the mine layout. The demand for definitional drilling has increased in recent years as new and less expensive mining techniques have made it feasible to mine previously uneconomical orebodies.

     Geoconstruction

         The Company's geoconstruction services are used to modify weak and unstable soils, decrease water flow in bedrock and provide support and groundwater control for excavation. Methods used include cement and chemical grouting and vibratory ground improvement, techniques for stabilizing soils; jet grouting, a high-pressure method for providing subsurface support; and dewatering, a method for lowering the water table. Geoconstruction services are important during the construction of dams, tunnels, shafts, water lines, subways and other civil construction projects. Demand for geoconstruction services is driven primarily by the demand for these infrastructure improvements. The customers for these services are primarily heavy civil construction contractors, governmental agencies, mining companies and the industrial sector. The geoconstruction services industry is highly fragmented.

     Energy

         The Company's main energy operations include the acquisition, development, and production activities associated with natural gas properties, primarily focusing on coalbed methane projects located in the Midwestern United States. The energy division also includes an oil and gas services sector primarily focusing on resonance technology solutions for stuck tubulars.

         Factors influencing the demand for coalbed methane gas include consumption levels for natural gas, commodity prices, the economic feasibility of gas exploration and production and the discovery rate of new gas reserves. Demand for oil and gas services is driven by the demand for identifying, defining and developing underground oil and gas reserves.

Business Strategy

         The Company's growth strategy is to expand its current product and service offerings and enter into new business lines that build on the Company's core competencies. Key elements of this strategy are as follows:

     In the Water Resources Division, Expand Design and Build Services as well as Water Treatment Products and Services.

         Layne Christensen believes it is currently the largest provider of water well drilling services in the United States, operating in all regions of the country. In addition, the Company offers many services related to water well drilling including hydrological studies, site selection, well design, design and construction of water treatment facilities and water treatment products. The Company's growth strategy is to bundle its traditional products and service offerings and market the combination downstream to water treatment and distribution facilities. The Company believes that by combining these services into one turnkey project, the customer can expedite the typical design, build project and achieve economies and efficiencies over traditional unbundled services. The Company is also actively seeking additional water treatment technologies through acquisitions, partnerships and strategic alliances.

     Maximize Benefit of Market Rebound in Mineral Exploration

         The Company believes that it is positioned in strategic geographic locations of the world, especially in Africa and South America, to take advantage of a market rebound in mineral exploration created by rising prices of gold and base metals. The Company's ability to maximize this opportunity is created in part by leveraging the Company's local market expertise and technical competence, combined with access to transferable drilling equipment and employee training and safety programs.

     Expand Presence in Geoconstruction

         In the geoconstruction market, the Company intends to leverage its drilling capabilities, industry contacts, reputation, project management skills and growing geographic presence to expand this business. In particular, the Company's strategy is to focus on relatively larger, technically demanding projects using its grouting, jet grouting and vibratory ground improvement capabilities.

     Develop Existing Coalbed Methane Opportunities and Expand Presence in Coalbed Methane Markets

         The Company expects to continue to develop its existing projects and to consider other coalbed methane development and production opportunities within the United States. The Company is actively developing its coalbed methane properties as well as creating pipeline and gas gathering system infrastructure. The Company has the ability to move major coalbed methane development projects forward by leveraging its internal resources, technical expertise and experience. The Company anticipates significant growth during the next five years based on development agreements already in place. However, future revenue and profits will be dependent upon a number of factors including consumption levels for natural gas, commodity prices, the economic feasibility of gas exploration and production and the discovery rate of new gas reserves.

Services and Products

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

Water Resources

         The Company has the capability to design and build complete water supply systems including products to treat various groundwater contaminants. The Company provides a full range of services for the design and construction of water supply and treatment facilities, including hydrological studies, site selection, well field design and facilities construction. In addition to water treatment plants, these services are provided in connection with surface water intakes, pumping stations and well houses. The Company also offers nonrecourse financing options for these services to its traditional municipal and industrial customers.

         The Company has the capability to design and build complete water supply systems including products to treat various groundwater contaminants. The Company provides a full range of services for the design and construction of water supply and treatment facilities, including hydrological studies, site selection, well field design and facilities construction. In addition to water treatment plants, these services are provided in connection with surface water intakes, pumping stations and well houses. The Company also offers nonrecourse financing options for these services to its traditional municipal and industrial customers.

         The Company provides complete water well systems on a turnkey basis, offering the comprehensive range of services required to provide professionally designed, constructed and maintained municipal, industrial and, to a lesser extent, agricultural water wells. Although it may not perform each of the services it offers on every project, the Company has the capability to provide every element of a water well system, including test hole drilling, well casing and screen selection and installation, gravel packing, grout sealing, well development and testing and pump selection, equipment sales and installation. Layne Christensen provides water well drilling services in most regions of the United States.

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

         As part of its water well drilling and installation business, the Company sells a wide variety of pumps manufactured by third parties, including vertical turbine, submersible, shortcoupled and horizontal centrifugal pumps. In addition, the Company sells miscellaneous supplies manufactured by third parties for use in the water well drilling industry, including well casing, well screens and well cleaning supplies.

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

         The Company also offers complete water treatment solutions for various contaminants such as volatile organics, nitrates, iron, manganese, arsenic, radium and radon. These solutions typically involve proprietary treatment media and filtration methods, as well as treatment equipment installed at or near the wellhead, including chlorinators, aerators, filters and controls.

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

         In its environmental health sciences department, the Company employs a full-time staff qualified to prepare site specific health and safety plans for customers who have workers employed on hazardous waste cleanup sites as required by the Occupation and Safety Health Administration ("OSHA") and the Mine Safety and Health Administration of the Department of Labor ("MSHA").

         The Company also offers artificial ground-freezing capabilities, typically utilized as an alternative method to dewatering large diameter excavation and tunneling projects.

Mineral Exploration

         The Company provides drilling services for exploratory and definitional drilling. These services are used primarily by major gold and copper producers based in the United States, Europe and Canada, and to a lesser extent, iron ore producers. In response to a shift by many of these producers to foreign markets in search of economically minable orebodies, the Company has established mineral exploration drilling operations in Mexico, Australia and Africa. The Company also has an ownership interest in foreign affiliates operating in South America.

Geoconstruction

         Geoconstruction includes those services provided by the Company to the heavy civil construction market to provide ground modification for construction work in unstable soils during the construction of dams, tunnels, shafts and other civil construction projects. Services offered include cement and chemical grouting, jet grouting, vibratory ground improvement, drain hole drilling, installation of ground anchors, tiebacks, rock bolts and instrumentation. The Company offers expertise in selecting the appropriate support techniques to be applied in various geological conditions. In addition, the Company has extensive experience in the placement of measuring devices capable of monitoring water levels and ground movement.

Energy

         The Company's main energy operations include the acquisition, development, and production activities associated with natural gas properties, primarily focusing on coalbed methane projects located in the Midwestern United States. The energy division also includes an oil and gas services sector primarily focusing on resonance technology solutions for stuck tubulars.

Operations

         The Company operates on a decentralized basis, with approximately 80 sales and operations offices located in most regions of the United States as well as in Australia, Africa, Mexico and Italy. In addition, the Company's foreign affiliates operate out of locations in South America and Mexico.

         The Company is primarily organized around division presidents responsible for water resources, mineral exploration, geoconstruction and energy. Division vice presidents are responsible for geographic regions within each division and district managers are in charge of individual district office profit centers. The district managers report to their respective divisional vice president on a regular basis. Each district office employs a field superintendent who is in charge of projects in the field and sales engineers who are responsible for marketing the Company's services in their district as well as for monitoring the progress of projects. The Company does not conduct significant marketing activities for its traditional water well and mineral exploration drilling services. Instead, the Company's sales engineers cultivate and maintain contacts with existing and potential customers. In this way, the Company learns of and is in a position to compete for proposed drilling projects in the region.

         In its foreign affiliates, where the Company does not have majority ownership or operating control, day-to-day operating decisions are made by local management. The Company's interests in its foreign affiliates are overseen by the mineral division president. The Company manages its interests in its foreign affiliates through regular management meetings and analysis of comprehensive operating and financial information. For its significant foreign affiliates, the Company has entered into shareholder agreements that give it limited board representation rights and require super-majority votes in certain circumstances.

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

         In the water resources product line, the Company's customers are typically municipalities and local operations of industrial businesses. Of the Company's water resources revenues in fiscal 2004, approximately 63% were derived from municipalities and approximately 22% were derived from industrial customers while the balance was derived from other customer groups. The term "municipalities" includes local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, the Company targets customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which the Company believes it has competitive advantages due to its drilling expertise and financial resources.

         Customers for the Company's mineral exploration services in the United States, Mexico, Australia, Africa and South America are primarily gold and copper producers. The Company's largest customers in its mineral exploration drilling business are multi-national corporations headquartered primarily in the United States, Europe and Canada.

         In its geoconstruction product lines, the Company's customers are primarily heavy civil construction contractors, governmental agencies, mining companies and industrial companies. The Company often acts as a specialty subcontractor when it provides geoconstruction services.

         The Company is marketing its coalbed methane production to large energy pipeline companies and local industrial customers. In its oil and gas services sector, the Company's customers are primarily oil and gas companies that conduct exploration and production activities in the Gulf of Mexico region.

Backlog

         The Company's backlog consists of executed service contracts, or portions thereof, not yet performed by the Company. The Company believes that its backlog does not have any significance other than as a short-term business indicator because substantially all of the contracts comprising the backlog are cancelable for, among other reasons, the convenience of the customer. The Company's backlog for its continuing operations was approximately $51,143,000 at January 31, 2004, compared to approximately $49,677,000 at January 31, 2003.

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

         The geoconstruction market is highly fragmented as a result of the large area served, the wide range of techniques offered and the large number and variety of contractors. In this market, the Company competes based upon a combination of reputation, innovation and price.

         In the energy production market, principally coalbed methane gas, the Company competes with many energy production companies, many of which have greater capital and other resources than the Company. In its current operations, the Company is not constrained by the availability of a market for its production, but does compete with other exploration and production companies for mineral leases and rights-of-way in its areas of interest. In the oil and gas services market, the Company believes it has proprietary resonance technology for removing stuck tubulars for oil and gas customers. The Company also believes that it is the only company pursuing this type of technology.

Employees and Training

         At January 31, 2004, the Company had 2,331 employees, 173 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the United States. The Company believes that its relationship with its employees is satisfactory.

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

Regulatory and Environmental Matters

         The services provided by the Company are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Its operations are subject to inspection and regulation by various governmental agencies, including the Department of Transportation, OSHA and MSHA in the United States as well as their counterparts in foreign countries. In addition, the Company's activities are subject to regulation under various environmental laws regarding emissions to air, discharges to water and management of wastes and hazardous substances. To the extent the Company fails to comply with these various regulations, it could be subject to monetary fines, suspension of operations and other penalties. In addition, these and other laws and regulations affect the Company's mineral exploration customers and influence their determination whether to conduct mineral exploration and development.

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

Potential Liability and Insurance

         The Company's drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, "turnkey" basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its services and products. For example, the Company could be held responsible for contamination caused by an accident which occurs as a result of the Company drilling through a contaminated water source and creating a channel through which the contaminants migrate to an uncontaminated water source. Litigation arising from any such occurrences may result in the Company's being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance with respect to its foreign operations.

Applicable Legislation

         There are a number of complex foreign, federal, state and local environmental laws which impact the demand for the Company's mining and environmental drilling services. For example, the Company currently provides a variety of services for individuals and entities that have either been ordered by the Environmental Protection Agency or a comparable state agency to clean up certain contaminated property, or are investigating whether a particular piece of property contains any contaminants. These services include soil and groundwater testing done in connection with environmental audits, investigative drilling to determine the presence of hazardous substances, monitoring wells to detect the extent of contamination present in the groundwater and recovery wells to recover certain contaminants from the groundwater. A change in these laws, or changes in governmental policies regarding the funding, implementation or enforcement of the laws, could have a material effect on the Company.

Item 2. Properties and Equipment

         The Company's corporate headquarters are located in Mission Woods, Kansas (a suburb of Kansas City, Missouri), in approximately 41,000 square feet of office space leased by the Company pursuant to a written lease agreement which expires December 31, 2008.

         As of January 31, 2004, the Company (excluding foreign affiliates) owned or leased approximately 560 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This includes rigs used primarily in each of its service lines as well as multi-purpose rigs. In addition, as of January 31, 2004, the Company's foreign affiliates owned or leased approximately 120 drill rigs.

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

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 2004.

Item 4A. Executive Officers of the Registrant

         Executive officers of the Company are appointed by the Board of Directors or the President for such terms as shall be determined from time to time by the Board or the President, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

         Set forth below are the name, age and position of each executive officer of the Company.


      Name                 Age                             Position
      ----                 ---                             --------
Andrew B. Schmitt           55          President, Chief Executive Officer and Director
Gregory F. Aluce            48          Senior Vice President and Division President -
                                           Water Resources
Eric R. Despain             55          Senior Vice President and Division President -
                                           Mineral Exploration
Steven F. Crooke            47          Vice President, Secretary and General Counsel
Jerry W. Fanska             55          Vice President-Finance and Treasurer

         Set forth below are the name, age and position of other significant employees of the Company.

      Name                 Age                       Position
      ----                 ---                       --------
Pier L. Iovino              58          Division President - Geoconstruction
Colin B. Kinley             44          Division President - Energy

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

         Gregory F. Aluce has served as Senior Vice President since April 14, 1998. Since September 1, 2001, Mr. Aluce has also served as President of the Company's water resource division and is responsible for the Company's water-related services and products. Mr. Aluce has over 22 years experience in various areas of the Company's operations.

         Eric R. Despain has served as Senior Vice President since February 1996. Since September 1, 2001, Mr. Despain has also served as President of the Company's mineral exploration division and is responsible for the Company's mineral exploration operations. Prior to joining the Company in December 1995, Mr. Despain was President and a member of the Board of Directors of Christensen Boyles Corporation since 1986.

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

         Pier L. Iovino has served as President of the Company's geoconstruction division since September 1, 2001, and is responsible for the Company's geoconstruction services. Prior to becoming President of the Company's geoconstruction division, Mr. Iovino was district manager of the Company's Boston district, which included the Company's geoconstruction operations.

         Colin B. Kinley has served as President of the Company's energy division since September 1, 2001, and is responsible for the Company's energy operations. Prior to becoming President of the Company's energy division, Mr. Kinley also served as President of Layne Christensen Canada, a wholly-owned subsidiary of the Company, from 1990 until January 30, 2004 when substantially all of the assets of Layne Christensen Canada were sold.

         There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an executive officer of the Company.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's common stock is traded in the over-the-counter market through the NASDAQ National Market System under the symbol LAYN. The stock has been traded in this market since the Company became a publicly-held company on August 20, 1992. The following table sets forth the range of high and low sales prices of the Company's stock by quarter for fiscal 2004 and 2003, as reported by the NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions.

Fiscal Year 2004              High                 Low
----------------              ----                 ---
First Quarter              $    8.79            $   7.00
Second Quarter                  8.35                7.01
Third Quarter                  10.25                8.06
Fourth Quarter                 13.21                9.03

Fiscal Year 2003              High                 Low
----------------              ----                 ---

First Quarter              $   10.60            $   7.35
Second Quarter                 10.80                8.60
Third Quarter                  10.00                5.47
Fourth Quarter                  8.70                7.35

         At March 23, 2004, there were 173 owners of record of the Company's common stock.

         The Company has not paid any cash dividends on its common stock. Moreover, the Board of Directors of the Company does not anticipate paying any cash dividends in the foreseeable future. The Company's future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of the Company and such other factors as the Board of Directors may deem relevant, as well as restrictions under the Credit Agreement between the Company and LaSalle Bank National Association, as agent, the Master Shelf Agreement between the Company and Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Security Life of Denver Insurance Company, and other restrictions which may exist under other credit arrangements existing from time to time. The Credit Agreement and the Master Shelf Agreement limit the cash dividends payable by the Company.

Item 6. Selected Financial Data

         The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2004, has been derived from the Company's audited Consolidated Financial Statements. The Company completed various acquisitions in each of the fiscal years, except for 2001, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements or in previously filed Forms 10-K. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company's consolidated results include the effects of the acquisitions from the date of each acquisition. During fiscal year 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," and recorded a non-cash charge of $14,429,000, net of income taxes, as a cumulative effect of a change in accounting principle (see Note 5 of the Notes to Consolidated Financial Statements). The Company also sold various operating companies during 2003 and 2004 and classified their results as discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements). The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

                                                                 Fiscal Years Ended
                                                                     January 31,
                                        ---------------------------------------------------------------------
                                          2004           2003           2002           2001           2000
                                        ---------      ---------      ---------      ---------      ---------
Income Statement Data
 (in thousands, except
    per share data):
    Revenues                            $ 272,053      $ 255,523      $ 266,614      $ 274,959      $ 258,410
    Cost of revenues (exclusive of
        depreciation shown below)         196,462        180,351        190,942        204,384        189,076
                                        ---------      ---------      ---------      ---------      ---------
    Gross profit                           75,591         75,172         75,672         70,575         69,334
    Selling, general and
        administrative expenses            53,920         52,425         53,069         52,514         48,961
    Depreciation and amortization          11,877         13,204         16,711         19,939         22,032
     Other income (expense):
        Equity in earnings (losses)
           of affiliates                    1,398            842            925            894            (27)
        Interest                           (2,604)        (2,490)        (3,934)        (6,205)        (4,818)
        Debt extinguishment costs          (2,320)        (1,135)             -              -              -
        Other, net                            358          1,694             71            733           (128)
                                        ---------      ---------      ---------      ---------      ---------
        Income (loss) from
        continuing operations
        before income taxes                 6,626          8,454          2,954         (6,456)        (6,632)
    Income tax expense (benefit)            4,265          5,084          1,837           (121)           238
    Minority interest, net of
        income taxes                            -           (188)           (70)           118           (255)
                                        ---------      ---------      ---------      ---------      ---------
    Net income (loss) from
        continuing operations
        before discontinued
        operations and cumulative
        effect of accounting change         2,361          3,182          1,047         (6,217)        (7,125)
    Income (loss) from discontinued
        operations, net of income
        taxes                              (1,456)        (2,225)            31            291           (540)
    Gain (loss) on sale of
        discontinued operations,
        net of income taxes                 1,746            (23)             -              -              -
                                        ---------      ---------      ---------      ---------      ---------
    Net income (loss) before
        cumulative effect of
        accounting change                   2,651            934          1,078         (5,926)        (7,665)
    Cumulative effect of accounting
        change, net of income taxes             -        (14,429)             -              -              -
                                        ---------      ---------      ---------      ---------      ---------
    Net income (loss)                   $   2,651      $ (13,495)     $   1,078      $  (5,926)     $  (7,665)
                                        =========      =========      =========      =========      =========
    Basic earnings (loss) per share     $    0.22      $   (1.14)     $    0.09      $   (0.50)     $   (0.66)
                                        =========      =========      =========      =========      =========
    Diluted earnings (loss) per
        share                           $    0.21      $   (1.11)     $    0.09      $   (0.50)     $   (0.66)
                                        =========      =========      =========      =========      =========

                                                     At January 31,
                              ------------------------------------------------------------
                                2004         2003         2002         2001         2000
                              --------     --------     --------     --------     --------
Balance Sheet Data
    (in thousands):
Working capital,
       excluding debt         $ 52,406     $ 37,613     $ 35,584     $ 50,531     $ 48,816
Total assets                   217,327      178,100      202,342      233,868      245,335
Total debt                      42,000       32,370       34,357       61,928       63,500
Total stockholders'
       equity                   93,685       83,373       95,892       93,925      106,840

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto under Item 8.

Cautionary Language Regarding Forward-Looking Statements

         This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements are those concerning the strategic plans, expectations and objectives for future operations and are generally indicated by words or phrases such as "anticipate," "estimate," "project," "believe," "intend," "expect," "plan" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various commodities, unanticipated slowdowns in the Company's major markets, the risks and uncertainties normally incident to the exploration for and development and production of oil and gas, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Management Overview of Reportable Operating Segments

         The Company is a multinational company which provides sophisticated services and related products to a variety of markets. Management defines the Company's operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the office's own division. For example, if a water resources division office performed geoconstruction services, the revenues would be recorded in the water resources division rather than the geoconstruction division. Should an office's primary responsibility move from one division president to another, that office's results going forward would be reclassified between divisions at that time. The Company's reportable segments are defined as follows:

Water Resources Division

         This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation, and repair and maintenance. The division's offerings include the design and construction of water treatment facilities and the manufacture and sale of products to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants. Effective February 1, 2003, the Company's ground freezing services were included in the division on a prospective basis due to a change in reporting responsibility.

         The division's operations rely heavily on the municipal sector as approximately 63% of the division's fiscal 2004 revenues were derived from the municipal market. The municipal sector has been adversely impacted by the slow U.S. economy. Reduced tax revenues have limited spending and new development by local municipalities. Generally, spending levels in the municipal sector lag an economic recovery and are expected to remain at reduced levels for the first half of next year.

         In addition to the reduced spending levels in the municipal market, the Company has also experienced reduced demand for its services in the industrial markets. The soft markets have increased the competitive challenges for the division as competitors have been very aggressive on pricing. The division's margins have been adversely affected as the result of a focused effort to maintain market share in a difficult environment. As the U.S. economy begins to recover, the Company expects activity levels within the water markets to improve along with pricing. The division is also expanding its water treatment product offerings and expects to see growth in water treatment sales in fiscal 2005.

Mineral Exploration Division

         This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.

         Demand for the Company's mineral exploration drilling services depends upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals that often fluctuate widely. In this connection, the level of mineral exploration and development activities conducted by mining companies could have a material adverse effect on the Company.

         In fiscal 2004, the mineral exploration division experienced the first increase in worldwide exploration spending since 1997, driven primarily by increased gold and base metals prices. The division relies heavily on mining activity in Africa as 57% of total division revenues for fiscal 2004 were generated in Africa. The Company believes this concentration of risk is mitigated by working for larger international mining companies and the establishment of permanent operating facilities in Africa. Operating difficulties in Africa, including but not limited to, political instability, workforce instability, harsh environment, disease and remote locations, all create natural barriers to entry in this market by competitors. The Company believes it has positioned itself as the market leader in Africa and has established the infrastructure to operate effectively. The division expects to experience continued growth next year as mining activity accelerates.

Geoconstruction Division

         This division focuses on services that improve soil stability, primarily jet grouting, grouting, vibratory ground improvement, drilled micropiles, stone columns, anchors and tie backs. The division also manufactures a line of high-pressure pumping equipment used in grouting operations and geotechnical drilling rigs used for directional drilling. Effective February 1, 2003, the division no longer includes the Company's ground freezing services due to a change in reporting responsibility.

         The geoconstruction division frequently acts as a subcontractor to heavy civil construction contractors and governmental agencies. In many cases, circumstances outside of the Company's control are inherent in a subcontractor relationship. Consequently, the division could experience delays on projects that could have a material adverse effect on the division. The Company expects the volume of large, construction-type projects utilizing the Company's services to improve next year in conjunction with the U.S. economic recovery.

Energy Division

         This division primarily focuses on exploration and production of coalbed methane ("CBM") properties in the United States. To date it has been concentrated on projects in the mid-continent region of the United States. Historically, the division has also included service businesses in shallow gas and tar sands exploration drilling, conventional oilfield fishing services and coil tubing fishing services. During fiscal 2004, the division's strategy shifted to focus mainly on resource development rather than providing services to external customers. Accordingly, in January 2004, the Company sold its Canadian drilling unit to Ensign Drilling and its oilfield fishing services to Smith International. The results of operations for these units have been reclassified to discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements). The division is now composed of the Company's CBM development activities and two small, specialty energy service companies.

         Upon the sale of the two businesses in fiscal 2004, the Company has re-positioned the division to focus mainly on exploration and production activities associated with its CBM properties. The expansion of the Company's energy segment is contingent upon significant cash investments to develop the Company's unproved acreage. As of January 31, 2004, the Company has invested $14,084,000 in oil and gas related assets and expects to spend approximately $8,000,000 in development activities associated with its CBM efforts in fiscal 2005. The production curve for a typical CBM well is generally 15-20 years. Accordingly, the Company expects to earn a return on its investment through production proceeds over the next 15-20 years. However, future revenues and profits will be dependent upon a number of factors including consumption levels for natural gas, commodity prices, the economic feasibility of gas exploration and production and the discovery rate of new gas reserves. The Company expects to have approximately 80 gross producing wells on-line by the end of the first quarter of fiscal 2005. Operating losses in the division are expected through the third quarter of fiscal 2005 until sufficient production volumes are generated to offset the division's level of fixed costs.

Products and Other

         This grouping has historically included the Company's supply operation which distributed drilling equipment, parts and supplies; a manufacturing operation producing diamond drilling rigs, diamond bits, core barrels and drill rods ("Christensen Products") and other miscellaneous operations which do not fall into the above divisions. On January 23, 2003, the Company sold its supply operation to Boart Longyear. Upon the sale, the results of operations were reclassified to discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements). On August 8, 2001, the Company sold its Christensen Products business to a subsidiary of Atlas Copco (see Note 6 of the Notes to Consolidated Financial Statements).

         The following table, which is derived from the Company's Consolidated Financial Statements as discussed in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's Statements of Income bear to revenues and the percentage increase or decrease in the dollar amount of such items period-to-period.

                                                                              Period-to-Period
                                                                                   Change
                                                Fiscal Years Ended            -----------------
                                                   January 31,                 2004        2003
                                          -----------------------------         vs.         vs.
                                           2004        2003        2002        2003        2002
                                           ----        ----        ----        ----        ----
Revenues:
     Water resources                       62.3%       65.4%       64.8%        1.5%       (3.3)%
     Mineral exploration                   25.1        21.8        21.7        22.3        (3.8)
     Geoconstruction                       11.5        11.6        10.1         5.6         9.7
     Energy                                 1.1         1.0         1.4        11.5       (28.6)
     Products and other                     0.0         0.2         2.0           *       (91.6)
                                          -----       -----       -----
             Total revenues               100.0%      100.0%      100.0%        6.5        (4.2)
Cost of revenues (exclusive of
     depreciation shown below)             72.2%       70.6%       71.6%        8.9        (5.5)
                                          -----       -----       -----
Gross profit                               27.8        29.4        28.4         0.6        (0.7)
Selling, general and
     administrative expenses               19.8        20.5        19.9         2.8        (1.2)
Depreciation and amortization               4.4         5.2         6.3       (10.0)      (21.0)
Other income (expense):
     Equity in earnings of affiliates       0.5         0.3         0.3        66.0        (9.0)
     Interest                              (1.0)       (1.0)       (1.5)        4.6       (36.7)
     Debt extinguishment costs             (0.8)       (0.5)        0.0           *           *
     Other, net                             0.1         0.8         0.0       (78.8)          *
                                          -----       -----       -----
Income from continuing operations
     before income taxes                    2.4         3.3         1.1       (21.6)          *
Income tax expense                          1.5         2.0         0.7       (16.1)          *
Minority interest, net of
     income taxes                           0.0         0.0         0.0           *           *
                                          -----       -----       -----
Net income from continuing
     operations before discontinued
     operations and cumulative
     effect of accounting change            0.9         1.3         0.4       (25.8)          *
Income (loss) from discontinued
     operations, net of income taxes       (0.5)       (0.9)        0.0       (34.5)          *
Gain (loss) from sale of
     discontinued operations,
     net of income taxes                    0.6        (0.0)        0.0           *           *
                                          -----       -----       -----
Net income before cumulative
     effect of accounting change            1.0         0.4         0.4           *       (13.4)
Cumulative effect of accounting
     change, net of income taxes            0.0        (5.7)        0.0           *           *
                                          -----       -----       -----
Net income (loss)                           1.0%       (5.3)%       0.4%          *           *
                                          =====       =====       =====

* Not meaningful

Comparison of Fiscal 2004 to Fiscal 2003

         Revenues for fiscal 2004 increased $16,530,000, or 6.5%, to $272,053,000 compared to $255,523,000 for fiscal 2003. The increase was primarily the result of increases in the Company's mineral exploration division. See further discussion of results of operations by division presented below.

         Gross profit as a percentage of revenues was 27.8% for fiscal 2004 compared to 29.4% for fiscal 2003. The decrease in gross profit percentage for the year was primarily related to the negative impact of competitive pricing pressures on the Company's water resources division. The municipal, industrial, energy and agricultural market segments were weak throughout the year. Decreases in gross profit in the water resources division were partially offset by improved margins in the Company's mineral exploration division due to increased activity levels associated with higher gold and base metal prices.

         Selling, general and administrative expenses increased to $53,920,000 for fiscal 2004 compared to $52,425,000 for fiscal 2003 (19.8% and 20.5% of revenues, respectively). The increase for the year was primarily the result of severance-related benefits of $1,244,000 accrued during the second quarter (see
Note 7 of the Notes to Consolidated Financial Statements), start-up expenses related to the Company's groundwater transfer project in Texas and increased insurance costs. These expenses were partially offset by lower incentive compensation expense and cost savings associated with the workforce reductions completed during the second quarter.

         Depreciation and amortization decreased to $11,877,000 for fiscal 2004 compared to $13,204,000 for fiscal 2003. The decrease in depreciation and amortization was the result of assets becoming fully depreciated in prior periods primarily in the geoconstruction and mineral exploration divisions.

         Interest expense increased to $2,604,000 for fiscal 2004 compared to $2,490,000 for fiscal 2003. The increase was a result of an increase in the Company's average borrowings during the year.

         The Company recorded debt extinguishment costs of $2,320,000 for fiscal 2004 and $1,135,000 for fiscal 2003. The losses for the periods represent prepayment penalties and the write-off of associated deferred fees in connection with refinancing of the Company's credit facilities.

         Other, net was income of $358,000 for fiscal 2004 compared to income of $1,694,000 for fiscal 2003. The variance in income from last year was primarily due to gains from insurance proceeds, fixed asset sales, and investment sales that have not recurred at the same levels in the current year.

         Income tax expense related to continuing operations of $4,265,000 was recorded for fiscal 2004 (an effective rate of 64.4%), compared to $5,084,000 for the same period last year (an effective rate of 60.1%). Exclusive of the impact of the debt extinguishment costs, the effective rate would have been 57.7% compared to 57.6% for the twelve months ended January 31, 2004 and 2003, respectively. The remaining difference in the effective rate versus the statutory federal rate was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

         Net income for fiscal 2004 included income related to discontinued operations of $290,000. During the fourth quarter of fiscal 2004, the Company sold its Layne Christensen Canada and Toledo Oil and Gas subsidiaries. Both entities were historically reported as part of the Company's energy segment. In connection with the sales, the Company recorded a gain of $1,746,000, net of income taxes of $1,034,000. The gains related to the sale of these operations were offset by operating losses of $1,456,000, net of income taxes of $215,000 (see Note 4 of the Notes to Consolidated Financial Statements).

Water Resources Division
(in thousands)

                                      Year ended January 31,
                                      ----------------------
                                        2004          2003
                                      --------      --------
Revenues                              $169,631      $167,080
Income from continuing operations       20,942        28,654

         Water resources revenues increased 1.5% to $169,631,000 for the year ended January 31, 2004, from $167,080,000 for the year ended January 31, 2003. The increase in revenues was primarily the result of a concerted effort to maintain market share in the division's markets, especially the soft municipal market where activity has been impacted by competitive pressures and reduced spending. The increase is also attributable to increased infrastructure needs as a result of population expansion in certain areas of the United States, especially metropolitan areas in California and Illinois.

         Income from continuing operations for the water resources division decreased 26.9% to $20,942,000 for the year ended January 31, 2004, compared to $28,654,000 last year. The decrease in income from continuing operations for the twelve months ended January 31, 2004, was primarily attributable to competitive pricing pressures in the municipal, industrial, energy and agricultural market segments, reduced margins due to a difficult winter drilling season and earnings from a large, multi-divisional project in the prior year which was not replaced in fiscal 2004.

Mineral Exploration Division
(in thousands)

                                             Year ended January 31,
                                             ----------------------
                                               2004          2003
                                             --------      --------
Revenues                                     $ 68,218      $ 55,769
Income (loss) from continuing operations        3,343        (1,082)

         Mineral exploration revenues increased 22.3% to $68,218,000 for the year ended January 31, 2004, compared to revenues of $55,769,000 for the year ended January 31, 2003. The increase in revenues was attributable to increased exploration activity in the Company's markets as a result of higher gold and base metals prices. The increased activity levels had the greatest impact at the Company's locations in Africa.

         Income from continuing operations for the mineral exploration division was $3,343,000 for the year ended January 31, 2004, compared to a loss from continuing operations of $1,082,000 for the year ended January 31, 2003. The improved profitability in the division was primarily due to the increased activity levels noted above. The division also benefited from improved earnings by its Latin American affiliates and lower depreciation from assets that were fully depreciated in prior periods. These items were partially offset by increased expenses in Australia to bring equipment into compliance with changes in transportation regulations.

Geoconstruction Division
(in thousands)

                                       Year ended January 31,
                                       ----------------------
                                         2004          2003
                                       -------        -------
Revenues                               $31,285        $29,621
Income from continuing operations        2,246          2,631


         Geoconstruction revenues increased 5.6% to $31,285,000 for the year ended January 31, 2004, compared to $29,621,000 for the year ended January 31, 2003. The increase in revenues was primarily a result of a large project in the northwest United States for the Department of Energy and increased sales at the Company's manufacturing unit in Italy. The increased sales in Italy were primarily the result of the weakened value of the U.S. dollar against the euro, the functional currency of the subsidiary. The movement of the euro versus the dollar resulted in an increase of approximately $1,000,000 upon conversion to the Company's reporting currency.

         The geoconstruction division had income from continuing operations of $2,246,000 for the year ended January 31, 2004, compared to $2,631,000 for the year ended January 31, 2003. The decrease in income from continuing operations was attributable to delays and work suspensions on certain public sector projects partially offset by reduced depreciation expense from assets that were fully depreciated in prior periods.

Energy Division
(in thousands)

                                       Year ended January 31,
                                       ----------------------
                                         2004          2003
                                       -------        -------
Revenues                               $ 2,919        $ 2,617
Loss from continuing operations         (1,500)        (1,223)

         Energy division revenues increased 11.5% to $2,919,000 for the year ended January 31, 2004, compared to revenues of $2,617,000 for the year ended January 31, 2003. The increase in revenues for the division was primarily attributable to increased market penetration of the Company's resonance technology process. Revenues for the division in fiscal 2004 include approximately $73,000 related to the Company's coalbed methane projects in the mid-continent region of the United States.

         The division had a loss from continuing operations of $1,500,000 for the year ended January 31, 2004, compared to a loss from continuing operations of $1,223,000 for the year ended January 31, 2003. The increased loss for the division is the result of increased expenses related to the Company's coalbed methane development activities.

Corporate Expenses

         Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $13,481,000 and $14,759,000 for the years ended January 31, 2004 and 2003, respectively. The decrease in Corporate expenses for the year ended January 31, 2004, was primarily the result of lower division incentive-related accruals for the year, workforce reductions in the second quarter (see Note 7 of the Notes to Consolidated Financial Statements), and cost reduction measures implemented late in fiscal 2003. The decreases noted above were partially offset by severance-related costs (see Note 7 of the Notes to Consolidated Financial Statements) of approximately $800,000 incurred during the second quarter.

Comparison of Fiscal 2003 to Fiscal 2002

         The financial comparison and discussion of fiscal 2003 versus fiscal 2002 has been reclassified to reflect discontinued operations.

Results of Operations

         Revenues for fiscal 2003 decreased $11,091,000, or 4.2%, to $255,523,000 compared to $266,614,000 for fiscal 2002. The decrease was primarily the result of decreases in the Company's water resources and products divisions. See further discussion of results of operations by division presented below.

         Gross profit as a percentage of revenues was 29.4% for fiscal 2003 compared to 28.4% for fiscal 2002. The increase in gross profit was primarily attributable to improved pricing and margins at the Company's domestic water locations partially offset by expenses associated with the Company's domestic oil and gas exploration activities.

         Selling, general and administrative expenses decreased to $52,425,000 for fiscal 2003 compared to $53,069,000 for fiscal 2002 (20.5% and 19.9% of revenues, respectively). The decrease was primarily a result of lower incentive-related accruals partially offset by start-up expenses related to a water development and storage venture and expenses associated with the Company's coalbed methane exploration and development activities. The increase as a percentage of revenues is attributable to start-up expenses associated with the water development and storage venture and the relative level of fixed costs in the Company's operating divisions.

         Depreciation and amortization decreased to $13,204,000 for fiscal 2003 compared to $16,711,000 for fiscal 2002. The decrease in depreciation and amortization was the result of assets becoming fully depreciated in prior periods in the mineral exploration division and ceasing to amortize goodwill upon adoption of SFAS No. 142 (see Note 5 of the Notes to Consolidated Financial Statements).

         Interest expense decreased to $2,490,000 for fiscal 2003 compared to $3,934,000 for fiscal 2002. The decrease was a result of decreases in the Company's average borrowings and in interest rates during the year.

         The Company recorded debt extinguishment costs of $1,135,000 for the year ended January 31, 2003, for prepayment penalties associated with the refinancing of the Company's credit facilities. The loss was initially recorded in fiscal 2003 as an extraordinary item and was reclassified to income from continuing operations in fiscal 2004 upon adoption of SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment to FASB Statement No. 13 and Technical Corrections."

         Other, net increased to income of $1,694,000 for the year ended January 31, 2003, compared to income of $71,000 for the year ended January 31, 2002. The increase was primarily due to a gain on the sale of the Company's investment in a gold exploration project in Africa, and gains as a result of a Company initiative to monetize excess property and equipment. These gains were partially offset by a write-down of the Company's former Christensen Products plant.

         Income tax expense related to continuing operations of $5,084,000 was recorded for the year ended January 31, 2003 (an effective rate of 60.1%), compared to $1,837,000 (an effective rate of 62.2%) for the same period last year. The effective rate in excess of the statutory federal rate was a result of the impact of nondeductible expenses and the tax treatment of certain foreign operations.

         The net loss for fiscal 2003 included losses related to discontinued operations of $2,248,000 and a $14,429,000 non-cash impairment loss related to goodwill recorded as the cumulative effect of an accounting change upon the adoption of SFAS No. 142.

Water Resources Division
(in thousands)

                                       Year ended January 31,
                                       ----------------------
                                         2003         2002
                                       --------      --------
Revenues                               $167,080      $172,806
Income from continuing operations        28,654        27,474

         Water resources revenues decreased 3.3% to $167,080,000 for the year ended January 31, 2003, from $172,806,000 for the year ended January 31, 2002. The decrease in revenues was primarily the result of reduced municipal spending in certain of the Company's markets and the resulting competitive pressures, partially offset by increased demand for the Company's services due to increased infrastructure needs created by population growth in the western United States.

         Income from continuing operations for the water resources division increased 4.3% to $28,654,000 for the year ended January 31, 2003, compared to $27,474,000 for last year. The increase was primarily attributable to improved pricing and margins at certain of the Company's domestic water supply locations, a large, multi-divisional drilling project performed in the oil and gas sector and certain gains on the sale of property and equipment, partially offset by start-up expenses associated with a water development and storage venture.

Mineral Exploration Division
(in thousands)

                                       Year ended January 31,
                                       ----------------------
                                         2003         2002
                                       -------       --------
Revenues                               $55,769       $57,945
Loss from continuing operations         (1,082)       (7,313)

         Mineral exploration revenues decreased 3.8% to $55,769,000 for the year ended January 31, 2003, compared to revenues of $57,945,000 for the year ended January 31, 2002. Increased activity levels in North America and Australia due to rising precious metal prices were not sufficient to offset reduced exploration activity in certain areas of Africa.

         The loss from continuing operations for the mineral exploration division was $1,082,000 for the year ended January 31, 2003, compared to a loss of $7,313,000 for the year ended January 31, 2002. Results of operations for the year ended January 31, 2003, reflect losses in Africa partially offset by improved operating performance and increased activity levels in North America and Australia. Included in the African losses was the impact of losing two significant contracts and approximately $1,000,000 of costs associated with relocating the West African operations base. The division benefited in fiscal 2003 from reduced depreciation and amortization of $2,753,000 due to assets that were fully depreciated in prior periods and ceasing to amortize goodwill upon the adoption of SFAS No. 142. Also included in the year was a gain of $901,000 on the sale of an investment in a gold exploration project in Africa. The prior year loss includes a $3.3 million charge related to the sale of the Company's investment in Ausdrill Limited (see Note 6 of the Notes to Consolidated Financial Statements).

Geoconstruction Division
(in thousands)

                                       Year ended January 31,
                                       ----------------------
                                         2003         2002
                                       -------       --------
Revenues                               $29,621       $27,006
Income from continuing operations        2,631         1,194

         Geoconstruction revenues increased 9.7%, to $29,621,000 for the year ended January 31, 2003, compared to $27,006,000 for last year. The increase in revenues was a result of two large construction projects in Hawaii, the large multi-divisional project in the oil and gas sector and increased equipment sales as a result of new product offerings at the Company's manufacturing facility in Italy.

         The geoconstruction division had income from continuing operations of $2,631,000 for the year ended January 31, 2003, compared to $1,194,000 for the year ended January 31, 2002. The increased profits were primarily attributable to the margins associated with increased revenues and the elimination of costs incurred in the prior year associated with complications on certain of the Company's groundfreezing projects.

Energy Division
(in thousands)

                                       Year ended January 31,
                                       ----------------------
                                         2003         2002
                                       -------       --------
Revenues                               $ 2,617       $ 3,667
Loss from continuing operations         (1,223)         (260)

         Energy revenues decreased 28.6% to $2,617,000 for the year ended January 31, 2003, compared to revenues of $3,667,000 for the year ended January 31, 2002. Revenues for the division were negatively impacted by depressed market conditions for our oil and gas services in the Gulf of Mexico region of the United States.

         The division had a loss from continuing operations of $1,223,000 for the year ended January 31, 2003, compared to a loss from continuing operations of $260,000 for the year ended January 31, 2002. The increased loss was the result of expenses related to the Company's energy exploration activities and coalbed methane development efforts and reduced income due to depressed market conditions.

Products and Other
(in thousands)

                                       Year ended January 31,
                                       ----------------------
                                         2003         2002
                                       -------       --------
Revenues                               $   436       $ 5,190
Income (loss) from continuing
    operations                          (2,142)        1,389

         Products and other revenues decreased 91.6% to $436,000 for the year ended January 31, 2003, compared to $5,190,000 for the year ended January 31, 2002. The decrease in revenues was the result of the sale of Christensen Products to a subsidiary of Atlas Copco in the third quarter of last year and two large specialty construction projects completed last year.

         The loss for products and other of $2,142,000 for the year ended January 31, 2003, includes a write-down of the Christensen Products land and building to reflect further declines in fair market value and residual expenses associated with closing Christensen Products. Income for the year ended January 31, 2002, includes a $4.0 million gain on the sale of Christensen Products to Atlas Copco (see Note 6 of the Notes to Consolidated Financial Statements).

Corporate Expenses

         Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $14,759,000 and $15,596,000 for the years ended January 31, 2003 and 2002, respectively. The decrease in unallocated corporate expenses was primarily the result of lower incentive-related accruals for the year.

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

Liquidity and Capital Resources

         Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.

         The Company's primary sources of liquidity have historically been cash from operations, supplemented by borrowings under its credit facilities. Cash from operating activities was $4,770,000, $19,083,000 and $25,509,000 in fiscal 2004, 2003 and 2002, respectively. Cash from operations and borrowings under the credit facilities in 2004 were used to fund capital spending of $20,628,000 during the year. In fiscal 2005, the Company expects to continue its expansion into the production of coalbed methane gas. Capital expenditure estimates for fiscal 2005 include approximately $8,000,000 related to coalbed methane development and $14,000,000 to upgrade equipment and facilities in the Company's other divisions. As of January 31, 2004, the Company had no material commitments outstanding for capital assets.

         The Company maintains an agreement (the "Master Shelf Agreement") whereby it can issue up to $60,000,000 in unsecured notes. The Company also holds a revolving credit facility (the "Credit Agreement") composed of an unsecured $30,000,000 revolving facility. Borrowings under the Master Shelf and Credit Agreements were used to refinance borrowings outstanding under the Company's previous credit facilities. At January 31, 2004, the Company had outstanding notes of $40,000,000 under the Master Shelf Agreement and borrowings of $2,000,000 under the Credit Agreement (see Note 12 of the Notes to Consolidated Financial Statements). The remaining $20,000,000 of notes under the Master Shelf Agreement are available for issuance at market rates until July 2005. Issuance of the notes is contingent on, among other things, compliance with financial covenants in the Master Shelf and Credit Agreements. The Company was in compliance with its financial covenants at January 31, 2004 and expects to remain in compliance through the foreseeable future.

         The Company's working capital as of January 31, 2004, 2003 and 2002, was $52,406,000, $33,675,000 and $15,513,000, respectively. A portion of the reason for the increases in working capital at January 31, 2004 and 2003 was the receipt of proceeds from the sale of businesses near the end of January in each year. Excluding cash and cash equivalents, working capital as of January 31, 2004, 2003 and 2002 would have been $30,804,000, $22,905,000 and $12,530,000, respectively. Working capital was also comparatively lower at January 31, 2002 due to $16,500,000 in current maturities under then existing credit facilities, which were refinanced on a long-term basis in fiscal 2003. The increased working capital at January 31, 2004 is discussed in more detail below. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company's operating cash requirements and to fund its budgeted capital expenditures for fiscal 2005.

Operating Activities

         Cash from operating activities, including discontinued operations, decreased $14,313,000 to $4,770,000 for the year ended January 31, 2004. The decrease in cash from operations in 2004 was primarily attributable to increased working capital, primarily caused by increased receivable balances in the Company's operating divisions. The increased receivables for fiscal 2004 were primarily a result of increased balances related to Layne Canada due to a busier winter drilling season compared to last year, increased activity levels in the mineral exploration division, and a slowing of collections from water resources and geoconstruction division customers. The increased receivables were also attributable to receivables from our joint interest partners on coalbed methane projects. The increased receivable balances were partially offset by an increase in accounts payable due to increased activity levels in the minerals division, costs related to the Company's pipeline construction on a CBM project in the Midwest and closing accruals and lease termination liabilities associated with the sale of Layne Canada.

Investing Activities

         The Company's capital expenditures of $20,628,000 for fiscal 2004 were directed primarily toward the Company's expansion into coalbed methane exploration and production, including the construction of gas pipeline infrastructure near the Company's development projects. Expenditures related to the Company's CBM efforts totaled $10,539,000 during fiscal 2004. The remaining capital expenditures were directed towards expansion and upgrading of the Company's equipment and facilities primarily in the water resources and mineral exploration divisions.

         Investing activities for fiscal 2004 also include the proceeds from the sale of businesses of $18,114,000 and business acquisitions of $1,150,000. The Company sold Layne Canada on January 30, 2004, and received $15,914,000 upon closing. On January 6, 2004, the Company sold Toledo Oil and Gas and received $2,200,000 upon closing. An additional payment of $300,000 related to the sale of Toledo was received in February 2004. During fiscal 2004, the Company acquired Mohajir Engineering Group for $1,150,000 (see Note 2 of the Notes to Consolidated Financial Statements). The acquisition positioned the Company to take advantage of growth opportunities in the coalbed methane development market.

Financing Activities

         The Company's financing activities primarily related to the issuance of $40,000,000 in notes under the Master Shelf Agreement, borrowings of $2,000,000 under the Company's revolving credit facility and proceeds from the issuance of common stock related to the exercise of stock options during the year. Proceeds from option exercises were unusually high in fiscal 2004 due to increases in the Company's stock price and a large number of options with impending expiration dates. The proceeds from issuance of the notes were used to pay the outstanding borrowings under the Company's previous credit facilities, a prepayment penalty related to the previous loan facilities and issuance costs related to the Master Shelf Agreement and the Company's new revolving credit facility. Financing activities also include note payments related to the Company's acquisition of the DrillCorp assets in November 2003 (see Note 2 of the Notes to Consolidated Financial Statements).

Contractual Obligations and Commercial Commitments

         The Company's contractual obligations and commercial commitments are summarized as follows (in thousands):

                                                          Payments/Expiration by Period
                                                        Less than                        More than
                                               Total     1 year    1-3 years  4-5 years   5 years
                                              -------   ---------  ---------  ---------  ---------
Contractual Obligations and Other
    Commercial Commitments
        Credit facilities                     $42,000    $     -    $ 2,000    $13,333    $26,667
        Operating leases                       17,174      5,326      7,322      3,808        718
        Lease termination costs                 6,603      6,603          -          -          -
        Mineral interest obligations              315        128         51         39         97
        DrillCorp Promissory Note               2,820      1,740      1,080          -          -
                                              -------    -------    -------    -------    -------
           Total contractual cash
               obligations                     68,912     13,797     10,453     17,180     27,482
                                              -------    -------    -------    -------    -------
        Standby letters of credit               8,958      8,958          -          -          -
        Asset retirement obligations               96          -          -          -         96
                                              -------    -------    -------    -------    -------
             Total contractual obligations
               and commercial commitments     $77,966    $22,755    $10,453    $17,180    $27,578
                                              =======    =======    =======    =======    =======

         The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process.

         The Company incurs additional obligations in the ordinary course of operations. These obligations, including but not limited to, interest payments on debt, income tax payments and pension fundings are expected to be met in the normal course of operations.

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

         Accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements, located elsewhere in this Annual Report on Form 10-K. The Company believes that the following represents the more critical estimates and assumptions used in the preparation of its consolidated financial statements.

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

Goodwill and Other Intangibles - In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which was effective for the Company as of February 1, 2002. SFAS No. 142 substantially changed the accounting for goodwill, requiring that goodwill and other intangible assets with indefinite useful lives cease to be amortized, and instead periodically tested for impairment. The Company performs its annual impairment test as of December 31 each year. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company's reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company's strategic plans with regard to its operations. The Company believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or the Company's strategies change, it is possible that the Company's conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position or results of operations.

Other Long-lived Assets - In evaluating the fair value and future benefits of long-lived assets, including the Company's coalbed methane assets, the Company performs an analysis of the anticipated future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. The Company believes at January 31, 2004, that the long-lived assets' carrying values and useful lives continue to be appropriate.

Accrued Insurance Expense - The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a self-insured limit. Estimates are recorded for health and welfare, property and casualty insurance costs that are associated with these programs. These costs are estimated based on actuarially determined projections of future payments under these programs. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

Costs estimated to be incurred in the future for employee medical benefits, property and casualty insurance programs resulting from claims which have occurred are accrued currently. Under the terms of the Company's agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies. These costs are not expected to significantly impact liquidity in future periods (see Note 15 of the Notes to Consolidated Financial Statements).

Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and foreign affiliates is made only on those amounts in excess of those funds considered to be invested indefinitely (see Note 9 of the Notes to Consolidated Financial Statements).

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

         See Note 17 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and their impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The principal market risks to which the Company is exposed are interest rate risk on variable rate debt and foreign exchange rate risk that could give rise to translation and transaction gains and losses.

         The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company's debt is included in Notes 12 of the Notes to Consolidated Financial Statements of this Form 10-K. As of January 31, 2004, the $40,000,000 of the Company's debt outstanding is fixed-rate debt and $2,000,000 is variable rate debt. Accordingly, an instantaneous change in interest rates of one percentage point would not significantly impact the Company's annual interest expense.

         Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico and Italy. The operations are described in Notes 1 and 16 to the Consolidated Financial Statements. The Company's affiliates also operate in South America and Mexico (see Note 3 of the Notes to Consolidated Financial Statements). The majority of the Company's contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see
Note 13 of the Notes to Consolidated Financial Statements). As of January 31, 2004, the Company held option contracts with an aggregate U.S. dollar notional value of $16,140,000.

         As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would impact income from continuing operations approximately $240,000, $45,000 and $184,000 for the years ended January 31, 2004, 2003 and 2002, respectively. This represents approximately ten percent of the international segment operating income after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

         Foreign exchange gains and losses in the Company's Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company's Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange gains and (losses) for the years ended January 31, 2004, 2003 and 2002, were $(232,000), $(52,000) and
$112,000, respectively.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                                                                        Page
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

   Independent Auditors' Report ......................................................   38

   Financial Statements:

      Consolidated Balance Sheets as of January 31, 2004 and 2003.....................   39

      Consolidated Statements of Income for the Years
           Ended January 31, 2004, 2003 and 2002......................................   41

      Consolidated Statements of Stockholders' Equity for the Years
           Ended January 31, 2004, 2003 and 2002......................................   43

      Consolidated Statements of Cash Flows for the Years Ended
           January 31, 2004, 2003 and 2002 ...........................................   45

      Notes to Consolidated Financial Statements......................................   47

      Financial Statement Schedule II.................................................   74

         All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

INDEPENDENT AUDITORS' REPORT

Layne Christensen Company:

         We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the companies as of January 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Notes 1 and 5 to the financial statements, in fiscal 2003 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

/s/ Deloitte & Touche LLP

DELOITTE & TOUCHE LLP

Kansas City, Missouri
April 12, 2004

                   Layne Christensen Company and Subsidiaries
                           Consolidated Balance Sheets
                         As of January 31, 2004 and 2003
                                 (in thousands)

                                                    January 31,   January 31,
                     ASSETS                           2004           2003
                     ------                         -----------   -----------
Current assets:
      Cash and cash equivalents                      $  21,602     $  10,770
      Customer receivables, less allowance
         of $4,104 and $4,078, respectively             55,336        39,117
      Costs and estimated earnings in excess of
         billings on uncompleted contracts              13,746         8,711
      Inventories                                       13,947        12,738
      Deferred income taxes                              9,357        11,514
      Income taxes receivable                              724           463
      Other                                              6,057         4,867
                                                     ---------     ---------
            Total current assets                       120,769        88,180
                                                     ---------     ---------

Property and equipment:
      Land                                               7,861         6,801
      Buildings                                         14,648        12,967
      Machinery and equipment                          160,327       167,043
      Gas transportation facilities and equipment        2,267             -
      Oil and gas properties                            10,376         3,176
      Mineral interest in oil and gas properties         1,441           369
                                                     ---------     ---------
                                                       196,920       190,356
      Less-accumulated depreciation                   (132,120)     (132,167)
                                                     ---------     ---------
         Net property and equipment                     64,800        58,189
                                                     ---------     ---------

Other assets:
      Investment in affiliates                          19,239        18,587
      Goodwill                                           2,449         1,659
      Deferred income taxes                              7,717         8,262
      Other                                              2,353         3,223
                                                     ---------     ---------
            Total other assets                          31,758        31,731
                                                     ---------     ---------
                                                     $ 217,327     $ 178,100
                                                     =========     =========

                 See Notes to Consolidated Financial Statements.

                                                                  -  Continued -

                   Layne Christensen Company and Subsidiaries
                     Consolidated Balance Sheets(Continued)
                         As of January 31, 2004 and 2003
                        (in thousands, except share data)

        LIABILITIES AND STOCKHOLDERS' EQUITY                   2004             2003
        ------------------------------------               ------------     ------------
Current liabilities:
      Accounts payable                                     $     25,568     $     16,044
      Current maturities of long-term debt                            -            3,938
      Accrued compensation                                       11,925           10,874
      Accrued insurance expense                                   6,392            7,845
      Other accrued expenses                                      8,511            7,508
      Lease termination costs                                     6,603                -
      Income taxes payable                                          463              422
      Billings in excess of costs and estimated
         earnings on uncompleted contracts                        8,901            7,874
                                                           ------------     ------------
            Total current liabilities                            68,363           54,505
                                                           ------------     ------------
Noncurrent and deferred liabilities:
      Long-term debt                                             42,000           28,432
      Accrued insurance expense                                   7,690            6,765
      Other                                                       5,589            5,025
                                                           ------------     ------------
            Total noncurrent and deferred liabilities            55,279           40,222
                                                           ------------     ------------

Contingencies

Stockholders' equity:
      Preferred stock, par value $.01 per share,
           5,000,000 shares authorized, none issued
           and outstanding                                            -                -
      Common stock, par value $.01 per share,
           30,000,000 shares authorized, 12,533,818
           and 11,852,650 shares issued and outstanding             125              119
      Capital in excess of par value                             89,759           84,414
      Retained earnings                                          13,458           10,807
      Accumulated other comprehensive loss                       (9,629)         (11,922)
      Notes receivable from management stockholders                 (28)             (45)
                                                           ------------     ------------
            Total stockholders' equity                           93,685           83,373
                                                           ------------     ------------
                                                           $    217,327     $    178,100
                                                           ============     ============

                 See Notes to Consolidated Financial Statements.

                                                                   - Concluded -

                   Layne Christensen Company and Subsidiaries
                        Consolidated Statements of Income
               For the Years Ended January 31, 2004, 2003 and 2002
                      (in thousands, except per share data)

                                              2004         2003           2002
                                           ---------     ---------     ---------
Revenues                                   $ 272,053     $ 255,523     $ 266,614
Cost of revenues (exclusive of
   depreciation shown below)                 196,462       180,351       190,942
                                           ---------     ---------     ---------
Gross profit                                  75,591        75,172        75,672
Selling, general and administrative
   expenses                                   53,920        52,425        53,069
Depreciation and amortization                 11,877        13,204        16,711
   Other income (expense):
   Equity in earnings of affiliates            1,398           842           925
   Interest                                   (2,604)       (2,490)       (3,934)
   Debt extinguishment costs                  (2,320)       (1,135)            -
   Other, net                                    358         1,694            71
                                           ---------     ---------     ---------
Income from continuing operations
   before income taxes                         6,626         8,454         2,954
Income tax expense                             4,265         5,084         1,837
Minority interest, net of income taxes
   of $0, $0 and $37                               -          (188)          (70)
                                           ---------     ---------     ---------
Net income from continuing
   operations before discontinued
   operations and cumulative effect
   of accounting change                        2,361         3,182         1,047
Income (loss) from discontinued
 operations, net of income taxes of
 $(215), $(1,094) and $295                    (1,456)       (2,225)           31
Gain (loss) on sale of discontinued
 operations, net of income taxes of
 $1,034, $15 and $0                            1,746           (23)            -
                                           ---------     ---------     ---------
Net income before cumulative effect
   of accounting change                        2,651           934         1,078
Cumulative effect of accounting change,
   net of income taxes of$5,796                    -       (14,429)            -
                                           ---------     ---------     ---------
Net income (loss)                          $   2,651     $ (13,495)    $   1,078
                                           =========     =========     =========

                                                                   - Continued -

                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                  Consolidated Statements of Income (Continued)
               For the Years Ended January 31, 2004, 2003 and 2002
                      (in thousands, except per share data)

                                                                2004         2003            2002
                                                             ----------    ----------     ----------
Basic income (loss) per share:
   Net income from continuing operations                     $     0.20    $     0.27     $     0.09
   Income (loss) from discontinued
        operations, net of income taxes                            0.02         (0.19)             -
                                                             ----------    ----------     ----------
   Net income before cumulative
        effect of accounting change                                0.22          0.08           0.09
   Cumulative effect of accounting
        change, net of income taxes                                   -         (1.22)             -
                                                             ----------    ----------     ----------
   Net income (loss) per share                               $     0.22    $    (1.14)    $     0.09
                                                             ==========    ==========     ==========

Diluted income (loss) per share:
   Net income from continuing operations                     $     0.19    $     0.26     $     0.09
   Income (loss) from discontinued
        operations, net of income taxes                            0.02         (0.18)             -
                                                             ----------    ----------     ----------
   Net income before cumulative
        effect of accounting change                                0.21          0.08           0.09
   Cumulative effect of accounting
        change, net of income taxes                                   -         (1.19)             -
                                                             ----------    ----------     ----------
   Net income (loss) per share                               $     0.21    $    (1.11)    $     0.09
                                                             ==========    ==========     ==========

Weighted average number of common and
    dilutive equivalent shares outstanding:
        Weighted average shares
             outstanding - basic                                 12,202        11,823         11,758
        Dilutive stock options                                      211           319            277
                                                             ----------    ----------     ----------
        Weighted average shares
             outstanding - diluted                               12,413        12,142         12,035
                                                             ==========    ==========     ==========

                                                                   - Concluded -

                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
               For the Years Ended January 31, 2004, 2003 and 2002
                        (in thousands, except share data)

                                                                                                      Notes
                                                                                    Accumulated     Receivable
                                             Common Stock    Capital in               Other            from
                                       --------------------  Excess of   Retained   Comprehensive    Management
                                         Shares      Amount  Par Value   Earnings       Loss        Stockholders      Total
                                       -----------   ------  ----------  --------   -------------   ------------   -----------
Balance, February 1, 2001               11,707,694   $  117  $ 83,613    $ 23,224   $     (12,913)  $       (116)  $    93,925
  Comprehensive income:
      Net income                                 -        -         -       1,078               -              -         1,078
      Other comprehensive income
         (loss):
         Change in unrecognized
             pension liability,
             net of income taxes
             of $389                             -        -         -           -            (617)             -          (617)
         Foreign currency
             translation adjustments,
             net of income taxes
             of $291                             -        -         -           -            (377)             -          (377)
         Change in unrealized loss
             on available for sale
             investments, net of
             income taxes of $1,248              -        -         -           -           1,880              -         1,880
                                                                                                                   -----------
  Comprehensive income                                                                                                   1,964
                                                                                                                   -----------
  Issuance of stock, net of
    expenses                                     -        -        (8)          -               -              -            (8)

  Payments on notes receivable                   -        -         -           -               -             11            11
                                       -----------   ------  --------    --------   -------------   ------------   -----------
Balance, January 31, 2002               11,707,694      117    83,605      24,302         (12,027)          (105)       95,892
  Comprehensive loss:

      Net loss                                   -        -         -     (13,495)              -              -       (13,495)

      Other comprehensive income
         (loss):
         Change in unrecognized
             pension liability,
             net of income taxes
             of $570                             -        -         -           -            (906)             -          (906)
         Foreign currency
             translation adjustments,
             net of income taxes
             of $754                             -        -         -           -           1,198              -         1,198
         Change in unrealized gain
             on available for sale
             investments, net of
             income taxes of $26                 -        -         -           -             (53)             -           (53)
         Change in unrealized loss
             on swap, net of income
             taxes of $84                        -        -         -           -            (134)             -          (134)
                                                                                                                   -----------
  Comprehensive loss                                                                                                   (13,390)
                                                                                                                   -----------
  Issuance of stock upon
    exercise of options                    144,956        2       544           -               -              -           546
  Income tax benefit on exercise
    of options                                   -        -       265           -               -              -           265

Payments on notes receivable                     -        -         -           -               -             60            60
                                       -----------   ------  --------    --------   -------------   ------------   -----------
Balance, January 31, 2003               11,852,650      119    84,414      10,807         (11,922)           (45)       83,373
  Comprehensive income:
      Net income                                 -        -         -       2,651               -              -         2,651

                                                                    - Continued-

                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
           Consolidated Statements of Stockholders' Equity (Continued)
               For the Years Ended January 31, 2004, 2003 and 2002
                        (in thousands, except share data)

                                                                                                 Notes
                                                                               Accumulated     Receivable
                                       Common Stock     Capital in              Other            from
                                    ------------------  Excess of   Retained  Comprehensive    Management
                                      Shares    Amount  Par Value   Earnings      Loss        Stockholders     Total
                                    ----------  ------  ----------  --------  -------------   ------------   -----------
Other comprehensive income:
    Change in unrecognized
      pension liability,
      net of income taxes
      of $71                                 -       -           -         -            112              -          112
    Foreign currency
      translation adjustments,
      net of income taxes
      of $1,330                              -       -           -         -          1,093              -        1,093
    Change in unrealized loss
      on available for sale
      investments, net of
      income taxes of $62                    -       -           -         -             98              -           98
    Change in unrealized loss
      on swap, net of income
      taxes of $84                           -       -           -         -            134              -          134
    Change in unrealized gain on
      exchange contracts, net of
      income taxes of $539                   -       -           -         -            856              -          856
                                                                                                             ----------
Comprehensive income                                                                                              4,944
                                                                                                             ----------
Issuance of stock for incentive
    compensation program               217,504       2       1,701         -              -              -        1,703
    Issuance of acquisition escrow
      shares                            50,761       -         500         -              -              -          500
    Issuance of stock upon
      exercise of options              412,903       4       2,742         -              -              -        2,746
    Income tax benefit on exercise
      of options                             -       -         402         -              -              -          402
    Payments on notes receivable             -       -           -         -              -             17           17
                                    ----------  ------  ----------  --------  -------------   ------------   ----------
Balance, January 31, 2004           12,533,818  $  125  $   89,759  $ 13,458  $      (9,629)  $        (28)  $   93,685
                                    ==========  ======  ==========  ========  =============   ============   ==========

                                                                   - Concluded -

                 See Notes to Consolidated Financial Statements.

                   Layne Christensen Company and Subsidiaries
                      Consolidated Statements of Cash Flows
               For the Years Ended January 31, 2004, 2003 and 2002
                                 (in thousands)

                                                                    2004       2003       2002
                                                                  --------   --------   --------
Cash flow from operating activities:
      Net income (loss)                                           $  2,651   $(13,495)  $  1,078
      Adjustments to reconcile net income
            (loss) to cash from operations:
            (Gain) loss on sale of discontinued
                  operations, net of income taxes                   (1,746)        23          -
            (Income) loss on discontinued
                  operations, net of income taxes                    1,456      2,225        (31)
            Loss on extinguishment of debt                           2,320      1,135          -
            Cumulative effect of accounting change,
                  net of income taxes                                    -     14,429          -
            Depreciation and amortization                           11,877     13,204     16,711
            Deferred income taxes                                    2,431       (565)       752
            Equity in earnings of affiliates                        (1,398)      (842)      (925)
            Dividends received from affiliates                         843      1,974        904
            Minority interest                                            -        188        107
            Gain from disposal of property and
                  equipment                                           (146)       (47)      (325)
            Gain on purchase and sale of businesses                      -       (214)    (3,991)
            (Gain) loss on sale of investments                          (8)      (901)     3,329
            Changes in current assets and liabilities,
                  (exclusive of effects of acquisitions
                  and disposals):
                  (Increase) decrease in customer
                        receivables                                (11,352)     2,446      6,471
                  (Increase) decrease in costs and
                        estimated earnings in excess of
                        billing on uncompleted contracts            (6,654)     2,158        866
                  (Increase) decrease in inventories                (1,909)     4,430      4,591
                  (Increase) decrease in other current
                        assets                                        (377)       758       (104)
                  Increase (decrease) in accounts payable
                        and accrued expenses                         3,481    (10,223)    (2,346)
                  Increase (decrease) in billings in
                        excess of costs and estimated
                        earnings on uncompleted contracts            1,109       (537)    (1,675)
            Other, net                                               1,896      1,046     (1,585)
                                                                  --------   --------   --------
                  Cash from continuing operations                    4,474     17,192     23,827
                  Cash from discontinued operations                    296      1,891      1,682
                                                                  --------   --------   --------
                  Cash from operating activities                     4,770     19,083     25,509
                                                                  --------   --------   --------

                 See Notes to Consolidated Financial Statements.

                                                                    -Continued -

                   Layne Christensen Company and Subsidiaries
                Consolidated Statements of Cash Flows (Continued)
               For the Years Ended January 31, 2004, 2003 and 2002
                                 (in thousands)

                                                       2004          2003           2002
                                                     --------      --------      --------
Cash flow from (used in) investing activities:
   Additions to property and equipment               $(10,089)     $(11,809)     $ (9,809)
   Additions to oil and gas properties                 (9,467)       (3,176)            -
   Additions to mineral interest in oil and
      gas properties                                   (1,072)         (369)            -
   Proceeds from disposal of property and
      equipment                                           349         3,264         4,073
   Proceeds from sale of businesses
                                                       18,114         6,851         8,165
   Acquisition of business                             (1,150)         (246)            -
   Proceeds from sale of investment                       167           500             -
   Investment in joint venture                           (111)       (1,059)            -
                                                     --------      --------      --------
      Cash from (used in) continuing
         operations                                    (3,259)       (6,044)        2,429
      Cash used in discontinued operations             (2,976)       (1,663)       (1,386)
                                                     --------      --------      --------
         Cash from (used in) investing
            activities                                 (6,235)       (7,707)        1,043
                                                     --------      --------      --------

Cash flow from (used in) financing activities:
   Net borrowings (repayments) under
      revolving credit facilities                       2,000         8,500       (24,000)
   Issuance of long-term debt                          40,000        35,000             -
   Repayments of long-term debt                       (32,370)      (45,487)       (3,571)
   Prepayment penalty on early extinguishment
      of debt                                            (671)       (1,135)            -
   Debt issuance costs                                   (160)       (1,709)            -
   Payments on DrillCorp promissory note                 (680)            -             -
   Issuance of common stock                             2,746           546             -
   Payments on notes receivable from
      management stockholders                              17            60            11
                                                     --------      --------      --------
      Cash from (used in) financing activities         10,882        (4,225)      (27,560)
                                                     --------      --------      --------
Effects of exchange rate changes on cash                1,415           636           570
                                                     --------      --------      --------
Net increase (decrease) in cash and cash
   equivalents                                         10,832         7,787          (438)
Cash and cash equivalents at beginning
   of year                                             10,770         2,983         3,421
                                                     --------      --------      --------
Cash and cash equivalents at end of year             $ 21,602      $ 10,770      $  2,983
                                                     ========      ========      ========

                 See Notes to Consolidated Financial Statements.

                                                                    -Concluded-

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

(1) Summary of Significant Accounting Policies

         Description of Business - Layne Christensen Company and subsidiaries (together, the "Company") provide comprehensive services and products to the water resources, mineral exploration, geoconstruction and energy markets through its four primary operating divisions (see Note 16). The Company operates throughout North America as well as in Africa, Australia and Europe. Its customers include municipalities, industrial companies, mining companies, environmental consulting and engineering firms, heavy civil construction contractors and, to a lesser extent, agribusiness. In mineral exploration, the Company has ownership interest in certain foreign affiliates operating in South America, with facilities in Chile and Peru (see Note 3).

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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

during each year. Translation adjustments are reported as a separate component of accumulated other comprehensive loss.

         Net foreign currency transaction gains and (losses) for 2004, 2003 and 2002 were $(232,000), $(52,000) and $112,000, respectively.

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

         Property and Equipment and Related Depreciation - Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $11,877,000, $13,204,000 and $15,672,000 in 2004, 2003 and 2002,
respectively. The lives used for the items within each property classification are as follows:

                               Years
                               -----
Buildings                     15 - 35
Machinery and equipment        3 - 10

         Through its energy division, the Company engages in the operation, development, production and acquisition of oil and gas properties, principally focusing on coalbed methane gas projects. The Company follows the full-cost method of accounting for these properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. The capitalized costs associated with the Company's oil and gas properties are depleted using the units of production method. Costs associated with production and general corporate activities are expensed in the period incurred. As of January 31, 2004 and 2003, the Company has capitalized $11,817,000 and $3,545,000, respectively, related to oil and gas properties and land acquisition costs. The company has also capitalized $2,267,000 as of January 31, 2004, related to gas transportation facilities and equipment. The Company's projects are in the early stages of completion and the Company does not have sufficient production information by which reserves can be established.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

         Goodwill - Goodwill relates to acquisitions completed by the Company. In 2003, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," which resulted in the Company ceasing to amortize goodwill. Amortization expense for goodwill was $1,039,000 for 2002. At least annually as of December 31, goodwill is tested for impairment by applying a fair value based test. In assessing the value of goodwill, assets and liabilities are assigned to reporting units and a discounted cash flow analysis is used to determine fair value.

         Investments - The Company, through its wholly owned subsidiaries owned certain common stock of publicly traded companies in Australia and Mexico. The Company classified these investments as available-for-sale. The noncurrent investments had a cost basis of $172,000 and were reported at their fair values of approximately $12,000 at January 31, 2003. During 2004, the Company sold certain investments for $167,000 and recorded a net gain of $138,000. The gain was included in Other, net in the Company's Consolidated Statements of Income for the year ended January 31, 2004.

         During the year, management determined that the Company's remaining investments had no fair value and that such decline in value was other-than-temporary. Accordingly, the Company recognized an impairment loss of $130,000 on these investments which is included in Other, net in the Company's Consolidated Statements of Income.

         Impairment of Long-Lived Assets - At each balance sheet date or as circumstances indicate necessary, a determination is made by management as to whether the value of long-lived assets, including assets to be disposed of, has been impaired. The determination is based on several criteria, including, but not limited to, revenue trends, undiscounted operating cash flows and other operating factors. Effective February 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The adoption of SFAS No. 144 did not have a significant effect on the Company's impairment policy.

         Accrued Insurance Expense - Costs estimated to be incurred in the future for employee medical benefits, property and casualty insurance programs resulting from claims which have been incurred are accrued currently. Under the terms of the Company's agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies (see Note
15).

         Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 2004 and 2003, because of the relatively short maturity of those instruments. Investments in equity securities are carried at quoted market values. See Note 12 for disclosure regarding the fair value of indebtedness and the interest rate swap of the Company.

         The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which requires all derivative

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Under SFAS 133, the Company accounts for its unrealized hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in accumulated other comprehensive income in stockholders' equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives change in fair value, if any, is immediately recognized in operations (see Note 13 for disclosure regarding the fair value of foreign currency derivative instruments).

         Consolidated Statements of Cash Flows - Highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash equivalents. As of January 31, 2004, cash and cash equivalents included approximately $8,000,000 related to the sale of Layne Canada which was held in escrow pending final settlement of the lease termination costs incurred in connection with the sale (see Note 4).

         The amounts paid for income taxes and interest are as follows (in thousands):

                  2004       2003       2002
                 ------     ------     ------
Income taxes     $4,157     $3,348     $3,471
Interest          1,903      2,498      4,092

         Supplemental Noncash Transactions - In 2004, the Company issued 217,504 shares of common stock related to compensation awards and 50,761 shares in connection with an acquisition made in 1999. In 2003 and 2002, the Company did not issue shares of common stock or stock options related to compensation awards.

         Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and foreign affiliates is made only on those amounts in excess of those funds considered to be invested indefinitely (see Note 9).

         Earnings Per Share - Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. Options to purchase 313,597, 390,900 and 398,454 shares have been excluded from weighted average shares in 2004, 2003 and 2002, respectively, as their effect was antidilutive.

         Stock-Based Compensation - Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs (see Note 14). Pro forma net income (loss) and earnings per share for 2004, 2003 and 2002, determined as if the SFAS 123 Method had been applied, are presented in the following table (in thousands, except per share amounts):

                                            2004           2003          2002
                                          ---------     ---------      ---------
Net income (loss), as reported            $   2,651     $ (13,495)     $   1,078
Deduct: Total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of income
      taxes                                    (134)         (578)          (566)
                                          ---------     ---------      ---------
Pro forma net income (loss)               $   2,517     $ (14,073)     $     512
                                          =========     =========      =========

Net income (loss) per share:
      Basic - as reported                 $    0.22     $   (1.14)     $    0.09
                                          =========     =========      =========
      Basic - pro forma                   $    0.21     $   (1.19)     $    0.04
                                          =========     =========      =========
      Diluted - as reported               $    0.21     $   (1.11)     $    0.09
                                          =========     =========      =========
      Diluted - pro forma                 $    0.20     $   (1.16)     $    0.04
                                          =========     =========      =========

         Other Comprehensive Loss - Accumulated balances, net of income taxes, of Other Comprehensive Loss are as follows (in thousands):

                                                                            Unrealized   Accumulated
                    Cumulative    Unrealized    Unrecognized   Unrealized    Gain on       Other
                    Translation     Loss On        Pension      Loss on      Exchange   Comprehensive
                    Adjustment    Investments    Liability        Swap      Contracts        Loss
                    -----------   -----------   ------------   ----------   ----------  -------------
Balance,
  February 1, 2002  $   (10,992)  $       (45)  $       (990)  $        -   $        -  $     (12,027)
Period change             1,198           (53)          (906)        (134)           -            105
                    -----------   -----------   ------------   ----------   ----------  -------------
Balance,
  January 31, 2003       (9,794)          (98)        (1,896)        (134)           -        (11,922)
Period change             1,093            98            112          134          856          2,293
                    -----------   -----------   ------------   ----------   ----------  -------------
Balance,
  January 31, 2004  $    (8,701)   $        -   $     (1,784)   $       -   $      856  $      (9,629)
                    ===========   ===========   ============   ==========   ==========  =============

         Reclassifications - Certain 2003 and 2002 amounts, primarily related to discontinued operations, have been reclassified to conform with the 2004 presentation.

(2) Acquisitions

         On June 3, 2003, the Company acquired substantially all the assets of Mohajir Engineering Group, Inc., a full service engineering, geophysical, and geological consulting firm serving the energy industry for $1,150,000. The acquisition was made to enhance the Company's internal coalbed methane resources.

         On November 10, 2003, the Company acquired certain assets and inventory of DrillCorp Tanzania Ltd ("DrillCorp"), a mineral exploration drilling operation in Tanzania, for $3,500,000. The Company issued a non-interest bearing promissory note for $3,500,000 to a related entity of DrillCorp to finance the

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

acquisition. The acquisition was made to expand the Company's capital equipment resources and to assist in meeting the needs of recently awarded drilling contracts.

         Had the 2004 acquisitions taken place as of February 1, 2003, pro forma operating results would not have been significantly different from those reported. The 2004 acquisitions had the following effect on the Company's consolidated financial position (in thousands):

                                                                          2004
                                                                        -------
Property and equipment                                                  $ 3,066
Inventory                                                                   500
Working capital                                                          (2,076)
Intangible and other assets                                               1,100
Noncurrent and deferred liabilities                                      (1,440)
                                                                        -------
  Total purchase price, net of cash acquired                            $ 1,150
                                                                        =======

         On December 13, 2002, the Company acquired the remaining 35% ownership in International Directional Services ("IDS") from its joint venture partner Silver States Survey, Inc. for approximately $246,000 in cash. The acquisition has been accounted for using the purchase method of accounting and did not have a significant effect on the Company's consolidated financial position or results of operations.

(3) Investments in Affiliates

         The Company's investments in affiliates are carried at the Company's equity in the underlying net assets plus an additional $4,607,000 as a result of purchase accounting. This additional amount was being amortized over lives ranging from 20 to 35 years, however, amortization was ceased effective February 1, 2002 upon adoption of SFAS No. 142. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows at January 31, 2004:

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

          In 2003, the Company sold its investment in Technidrill, Ltd. and Christensen Boyles GmbH for $860,000. At the time of sale, the investment had a cost basis of $845,000.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

          Financial information from foreign affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the Company's foreign affiliates, as of January 31, 2004, 2003 and 2002, and for the years then ended, was as follows (in thousands):

                                           2004                 2003                2002
                                          -------              -------            -------
Total assets                              $52,800              $52,332            $51,146
Total liabilities                          17,807               17,039             13,442
Revenues                                   58,601               51,629             61,720
Gross profit                                9,103                8,318              8,401
Operating income                            4,110                3,839              3,905
Net income                                  3,268                2,206              1,988

          The Company has transactions and balances with foreign affiliates which resulted in the following amounts being included in the Consolidated Financial Statements as of January 31, 2004, 2003 and 2002, and for the years then ended (in thousands):

                                          2004                 2003                 2002
                                        -------              -------              -------
Accounts receivable                     $     -              $    77              $   282
Revenues                                    336                  167                2,691

          Undistributed equity in earnings of foreign affiliates totaled $3,419,000, $2,820,000 and $3,925,000 as of January 31, 2004, 2003 and 2002,
respectively.

         In September 2002, the Company invested in a joint venture with a privately-held limited partnership to develop a water storage bank on property located in California. The Company invested $1,059,000 to acquire 10% ownership in the joint venture. The joint venture had total assets of $10,824,000 as of January 31, 2004. The investment was accounted for using the equity method until June 2003 as the Company exercised significant influence over the joint venture through a management contract. After June 2003, the investment is accounted for using the cost method as the management contract terminated and the Company no longer exercises significant influence over the joint venture.

(4) Discontinued Operations

          During the third quarter of 2004, the Company reclassified the results of operations of its Toledo Oil and Gas ("Toledo") business to discontinued operations. Toledo was historically reported in the Company's energy segment and offered conventional oilfield fishing services and coil tubing fishing services (see Note 16). On January 6, 2004, the Company sold the Toledo operation for $2,500,000 and recorded a gain on the sale of $57,000, net of income taxes of $30,000, for the year ended January 31, 2004. The Company received $2,200,000 upon the sale and an additional $300,000 in February 2004 at the end of a contingency period.

          In connection with the sale of Toledo, the Company recorded a contract termination liability for a long-term lease of the Toledo facilities. The contract termination liability represents the present value of the rental payments specified in the lease reduced by an estimate for sublease rentals (based

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

on market value of similar properties). The Company will record accretion expense due to the passage of time for the difference between the expected lease obligations, net of sublease rentals, and the present value of such operations. The contract termination costs are included in the Loss from Discontinued Operations in the Company's Consolidated Statements of Income. A summary of the lease liability follows (in thousands):

                                      Amounts
                                    ----------
January 31, 2003                    $        -
2004 Charges                               117
                                    ----------
January 31, 2004                    $      117
                                    ==========

         Lease obligations of $135,000, net of sublease rentals, are expected to be paid over the term of the lease which extends to 2008.

          On January 30, 2004, the Company sold its Layne Christensen Canada Ltd. ("Layne Canada") subsidiary for $15,914,000. Layne Canada was a component of the Company's energy segment (see Note 16) and provided drilling services to the shallow, unconventional oil and gas market. The Company recorded a gain on the sale of $1,652,000, net of income taxes of $994,000 for the year ended January 31, 2004.

         On December 10, 2002, the Company sold its Ranney(R) collector well business to Reynolds, Inc. for $1,575,000. The Ranney(R) business was a component of the Company's Water Resources Division (see Note 16). The Company recorded a gain on the sale of approximately $827,000, net of income taxes of $520,000, for the year ended January 31, 2003.

          On January 23, 2003, the Company sold its Drilling Equipment Supply, Inc. ("DESI") division to Boart Longyear for $2,616,000. DESI was a supply operation that distributed drilling equipment, parts and supplies and was the last remaining component of the Company's products segment (see Note 16). The Company recorded a loss on the disposal of $850,000, net of income taxes of $535,000, for the year ended January 31, 2003.

          In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Layne Canada, Toledo, Ranney(R) and DESI have been classified as discontinued operations. Revenues and income (loss) from discontinued operations before income taxes for 2004, 2003 and 2002 were as follows (in thousands):

                    2004                 2003                 2002
                    ----                 ----                 ----
Revenues:
    Canada         $20,083             $11,301              $18,802
    Toledo           2,701               3,098                4,542
    Ranney(R)            -               2,379                2,686
    DESI                 -               8,064               15,744
                   -------             -------              -------
        Total      $22,784             $24,842              $41,774
                   =======             =======              =======

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

                                          2004                2003                 2002
                                          ----                ----                 ----
Income (loss) from discontinued
  operations before income taxes:
    Canada                              $  (473)            $   179              $ 1,441
    Toledo                               (1,273)             (1,577)                (168)
    Ranney(R)                                 -                (726)                (918)
    DESI                                     75              (1,195)                 (29)
                                        -------             -------              -------
        Total                           $(1,671)            $(3,319)             $   326
                                        =======             =======              =======

(5) Goodwill

         Effective February 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 requires that upon adoption and at least annually thereafter, goodwill be tested for impairment by applying a fair value based test. Periodic amortization of goodwill is no longer permitted under SFAS No. 142. Thus, the Company's Consolidated Statements of Income for 2004 and 2003 include no periodic amortization of goodwill.

         SFAS No. 142 required companies to make an initial assessment of goodwill for impairment for each of its reporting units within six months after adoption. The Company completed this initial assessment of goodwill during the second quarter of 2003 and determined a transitional impairment charge was required. At February 1, 2002, the Company had $21,884,000 of goodwill recorded in its consolidated balance sheet, consisting primarily of goodwill associated with its mineral exploration segment. In assessing goodwill, the Company assigned assets and liabilities to its reporting units and developed a discounted cash flow analysis to determine the fair value of the reporting units. Based on this model, the Company determined that the mineral exploration goodwill was impaired. As a result, the Company recorded a non-cash charge of $14,429,000, net of income taxes of $5,796,000, as a cumulative effect of a change in accounting principle at February 1, 2002, in accordance with SFAS No.
142. The Company completed its annual impairment test on the remaining goodwill of its other businesses as of December 31, 2002, and no further impairment was indicated.

         In connection with the decision to reclassify its Toledo Oil and Gas business as discontinued operations in the third quarter of 2004, the Company reassessed the recoverability of the goodwill associated with that business and recorded an impairment charge of $160,000. The Company completed its annual impairment test on the remaining goodwill of its other businesses as of December 31, 2003, and no further impairment was indicated.

         The carrying amount of goodwill attributed to each operating segment with goodwill balances follows (in thousands):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

                                            January 31,       Impairment                         January 31,
                                                2003          Adjustment        Additions           2004
                                            -----------       ----------        ---------        -----------
Geoconstruction                             $     1,499       $       -         $       -        $     1,499
Energy                                              160            (160)              950                950
                                            -----------       ---------         ---------        -----------
                                            $     1,659       $    (160)        $     950        $     2,449
                                            ===========       =========         =========        ===========

         Pro forma results of operations for 2004, 2003 and 2002 had the Company applied the nonamortization provisions of SFAS No. 142 in those periods follows (in thousands, except per share amounts):

                                                                           Years ended January 31,
                                                                2004                 2003              2002
                                                            -----------          -----------       ----------
Reported net income (loss)                                  $    2,651           $  (13,495)       $    1,078
Add back: Goodwill amortization,
   net of income taxes                                               -                    -               862
                                                            ----------           ----------        ----------
Adjusted net income (loss)                                  $    2,651           $  (13,495)       $    1,940
                                                            ==========           ==========        ==========
Diluted earnings per share:
Reported net income (loss)                                  $     0.21           $    (1.11)       $     0.09
Add back: Goodwill amortization,
   net of income taxes                                               -                    -              0.07
                                                            ----------           ----------        ----------
Adjusted net income (loss)                                  $     0.21           $    (1.11)       $     0.16
                                                            ==========           ==========        ==========

(6) Other Income (Expense)

         Other income (expense) consisted of the following for the years ended January 31 (in thousands):

                                                                            2004             2003            2002
                                                                          -------          -------         -------
Gain from disposal of property and equipment                              $   146          $    47         $   325
Gain from purchase or sale of businesses                                        -              214           3,991
Gain (loss) from sale of investments                                            8              901          (3,329)
Gain (loss) from business closures                                              -              517          (1,697)
Exchange gains (losses)                                                      (232)             (52)            112
Miscellaneous, net                                                            436               67             669
                                                                          -------          -------         -------
                                                                          $   358          $ 1,694         $    71
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

       In 2003, the Company, through its wholly owned subsidiary Layne Christensen Australia Pty Limited ("Layne Australia"), recognized a gain of $901,000 on the sale of its investment in a gold exploration project in Africa.

       In 2002, the Company sold its Christensen Products business to a subsidiary of Atlas Copco. The Company received $8,165,000 and recorded a gain on the sale

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

of $3,991,000. Approximately $1,800,000 in additional cash was received on February 1, 2002 upon the sale of certain additional assets and inventory at book value.

       In 2002, the Company, through Layne Australia, sold its investment in Ausdrill Limited, a publicly traded company on the Australian Stock Exchange. The investment was classified as available-for-sale and had a cost basis of $3,535,000. The Company recorded a loss on the sale of $3,329,000 and removed the related loss of $1,880,000, net of income taxes, from accumulated other comprehensive income in the Consolidated Statement of Stockholders' Equity.

       In 2002, the Company closed certain unprofitable locations and recognized a loss of $1,697,000. In 2003 the Company received higher than expected proceeds from the final settlement of certain of the assets and recorded a gain of $517,000.

(7) Severance Costs

         During the second quarter of 2004, the Company announced involuntary workforce reductions of 189 employees. The actions were primarily necessary to align the Company's cost structure with current market conditions. As of July 31, 2003, the Company had notified all applicable employees affected by these actions. The Company recorded severance and benefit charges of approximately $530,000 related to these actions in the second quarter of 2004 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The severance costs are recorded in the Company's Consolidated Statements of Income as selling, general and administrative expenses for the year ended January 31, 2004. A reconciliation of the severance costs by segment follows (in thousands):

                                                                 2004
                                                               --------
Water resources                                                $     90
Mineral exploration                                                 289
Energy                                                               25
Corporate                                                           126
                                                               --------
       Total                                                   $    530
                                                               ========

         As of January 31, 2004, the Company had paid $502,000 in costs associated with these workforce reductions. A summary of the severance costs and related activity follows:

                                                               Number of                 Amount
                                                               Employees                (in 000's)
                                                               ---------                ----------
Balance January 31, 2003                                               -                 $       -
2004 Charges                                                         189                       530
2004 Payments                                                       (187)                     (502)
                                                                --------                 ---------
Balance January 31, 2004                                               2                 $      28
                                                                ========                 =========

         The Company also provided termination benefits to certain employees in exchange for employees' voluntary termination of service. These benefits were

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

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

(8) Costs and Estimated Earnings on Uncompleted Contracts (in thousands):

                                                                     2004                     2003
                                                                   --------                 --------
Costs incurred on uncompleted contracts                            $ 77,932                 $ 76,236
Estimated earnings                                                   35,377                   37,744
                                                                   --------                 --------
                                                                    113,309                  113,980
Less:  Billings to date                                             108,464                  113,143
                                                                   --------                 --------
                                                                   $  4,845                 $    837
                                                                   ========                 ========
Included in accompanying balance sheets
 under the following captions:
       Costs and estimated earnings in
         excess of billings on uncompleted contracts               $ 13,746                 $  8,711
       Billings in excess of costs and
         estimated earnings on uncompleted contracts                 (8,901)                  (7,874)
                                                                   --------                 --------
                                                                   $  4,845                 $    837
                                                                   ========                 ========

         The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year.

(9) Income Taxes

         Income (loss) from continuing operations before income taxes is as follows (in thousands):

                                        2004                 2003               2002
                                      -------              --------           --------
Domestic                              $ 9,060              $ 13,895           $ 15,420
Foreign                                (2,434)               (5,441)           (12,466)
                                      -------              --------           --------
                                      $ 6,626              $  8,454           $  2,954
                                      =======              ========           ========

         Components of income tax expense are as follows (in thousands):

                                     2004                  2003               2002
                                   -------               -------            -------
Currently due:
  U.S. federal                     $   940               $ 4,750            $   849
  State and local                      363                 1,079                316
  Foreign                            2,034                  (198)             1,062
                                   -------               -------            -------
                                     3,337                 5,631              2,227
                                   -------               -------            -------

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

                                        2004                  2003               2002
                                      -------               -------            -------
Deferred:
  U.S. federal                          2,651                (2,036)              (947)
  State and local                         (51)                  576               (231)
  Foreign                              (1,672)                  913                788
                                      -------               -------            -------
                                          928                  (547)              (390)
                                      -------               -------            -------
                                      $ 4,265               $ 5,084            $ 1,837
                                      =======               =======            =======

         Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company's assets and liabilities. The sources of these differences and their cumulative tax effects are as follows (in thousands):

                                                        2004                                      2003
                                         ----------------------------------      -----------------------------------
                                         Assets      Liabilities     Total       Assets       Liabilities     Total
                                         ------      -----------     -----       ------       -----------     -----
Contract income                         $ 4,084       $      -      $ 4,084      $ 3,974       $      -      $ 3,974
Accrued insurance expense                 1,982              -        1,982        1,982              -        1,982
Employee compensation                     1,279              -        1,279        1,326              -        1,326
Bad debts                                 1,728              -        1,728        1,473              -        1,473
Inventory                                 2,377           (150)       2,227        2,926           (566)       2,360
Tax loss carryforward                       503              -          503            -              -            -
Unrealized gain on exchange contracts         -           (539)        (539)           -              -            -
Other                                     1,314         (3,221)      (1,907)       1,715         (1,316)         399
                                        -------       --------      -------      -------       --------      -------
Current                                  13,267         (3,910)       9,357       13,396         (1,882)      11,514
                                        -------       --------      -------      -------        -------      -------
Accelerated depreciation                    287         (4,192)      (3,905)         466         (4,903)      (4,437)
Cumulative translation
   adjustment                             4,838              -        4,838        6,168              -        6,168
Accrued insurance expense                 3,287              -        3,287        2,853              -        2,853
Unrealized loss on investments               69              -           69           52              -           52
Employee compensation                     1,659           (665)         994        1,654           (540)       1,114
Mineral interests and oil and
   gas properties                             -         (2,264)      (2,264)           -           (338)        (338)
Tax deductible goodwill                   5,094              -        5,094        5,450              -        5,450
Tax loss carryforward                     1,769              -        1,769          545              -          545
Unremitted foreign earnings                   -           (885)        (885)           -           (838)        (838)
Other                                       864         (2,144)      (1,280)         674         (2,981)      (2,307)
                                        -------       --------      -------      -------       --------      -------
       Noncurrent                        17,867        (10,150)       7,717       17,862         (9,600)       8,262
                                        -------       --------      -------      -------       --------      -------
                                        $31,134       $(14,060)     $17,074      $31,258       $(11,482)     $19,776
                                        =======       ========      =======      =======       ========      =======

         The Company has several Australian and African subsidiaries which have generated tax losses. The majority of these losses have been utilized to reduce the Company's federal and state income tax expense. The Company has tax loss carryforwards from its Mexican subsidiary of $1,500,000 which expire between 2010 and 2013, and from its Canadian subsidiary of $800,000 which expires in 2011.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

         At January 31, 2004, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $9,460,000 for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

         Deferred income taxes were provided on undistributed earnings of certain foreign affiliates where the earnings are not considered to be invested indefinitely. Income taxes and foreign withholding taxes were also provided on dividends received and gains recognized on the sale of certain affiliates during the year.

         The Company's Federal income tax returns for the years ended January 31, 2000 and 2001, are currently under examination by the Internal Revenue Service ("IRS"). The Company has received a notice of proposed adjustments from the IRS for the years under examination and is in the process of challenging these adjustments. The Company believes the ultimate outcome of the examination will not result in a material impact on the Company's consolidated results of operations or financial position.

         A reconciliation of the total income tax expense to the statutory federal rate is as follows (in thousands):

                                               2004                           2003                           2002
                                    -------------------------      -------------------------      -------------------------
                                                    Effective                      Effective                      Effective
                                     Amount            Rate        Amount             Rate        Amount             Rate
                                    -------         ---------      ------          ---------      ------          ---------
Income tax at statutory rate        $ 2,253            34.0%       $ 2,874            34.0%       $ 1,004            34.0%
State income tax, net                   230             3.5            382             4.5             57             1.9
Difference in tax expense
  resulting from:
  Nondeductible expenses                429             6.5            390             4.6            399            13.5
Taxes on foreign affiliates            (163)           (2.5)         1,295            15.3            (53)           (1.8)
Taxes on foreign operations           1,251            18.9           (205)           (2.4)           292             9.9
  Other, net                            265             4.0            348             4.1            138             4.7%
                                    -------            ----        -------            ----        -------            ----
                                    $ 4,265            64.4%       $ 5,084            60.1%       $ 1,837            62.2%
                                    =======            ====        =======            ====        =======            ====

(10) Operating Leases

         Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year from January 31, 2004, are as follows (in thousands):

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

2005                    $5,326
2006                     4,179
2007                     3,143
2008                     2,335
2009                     1,473
Thereafter                 718

         Operating leases are primarily for automobiles, light trucks, and office and shop facilities. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $12,383,000, $10,632,000 and $6,475,000 in 2004, 2003 and 2002, respectively.

(11) Employee Benefit Plans

         The Company sponsors a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits are computed based mainly on years of service. The Company makes annual contributions to the plan substantially equal to the amounts required to maintain the qualified status of the plans. Contributions are intended to provide for benefits related to past and current service with the Company. Effective December 31, 2003, the Company froze the pension plan and recorded a curtailment loss of approximately $20,000. Benefits will no longer be accrued after December 31, 2003, and no further employees will be added to the Plan. The Company expects to maintain the assets of the Plan to pay normal benefits accrued through December 31, 2003. Assets of the plan consist primarily of stocks, bonds and government securities.

         The following table sets forth the plan's funded status as of December 31, 2003 and 2002 (the measurement dates) and the amounts recognized in the Company's Consolidated Balance Sheets at January 31, 2004 and 2003 (in thousands):

                                                                           2004               2003
                                                                         -------            -------
Benefit obligation at beginning of year                                  $ 6,704            $ 5,921
Service cost                                                                 210                167
Interest cost                                                                421                409
Actuarial loss                                                               366                527
Benefits paid                                                               (334)              (320)
                                                                         -------            -------
Benefit obligation at end of year                                          7,367              6,704
                                                                         -------            -------
Fair value of plan assets at beginning of year                             4,913              4,849
Actual return on plan assets                                                 779               (463)
Employer contribution                                                        824                847
Benefits paid                                                               (334)              (320)
                                                                         -------            -------
Fair value of plan assets at end of year                                   6,182              4,913
                                                                         -------            -------
Funded status                                                             (1,185)            (1,791)
Unrecognized actuarial loss                                                2,785              2,944
Unrecognized prior services cost                                               -                 30
Contributions between measurement date and year-end                          122                145
                                                                         -------            -------
Net amount recognized                                                    $ 1,722            $ 1,328
                                                                         =======            =======

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

         Amounts recognized in the Company's Consolidated Balance Sheets at January 31, 2004 and 2003 (in thousands) consist of:

                                                2004             2003
                                              -------          -------
Prepaid benefit cost                          $ 1,722          $ 1,328
Accrued benefit liability                      (2,907)          (3,120)
Intangible asset                                    -               30
Accumulated other comprehensive loss            2,907            3,090
                                              -------          -------
Net amount recognized                         $ 1,722          $ 1,328
                                              =======          =======

         Net periodic pension cost for 2004, 2003 and 2002 includes the following components (in thousands):

                                    2004              2003            2002
                                   ------            ------          ------
Service cost                       $  210            $  167          $  163
Interest cost                         421               409             391
Expected return on assets            (414)             (398)           (398)
Net amortization                      190                68              (7)
                                   ------            ------          ------
Net periodic pension cost          $  407            $  246          $  149
                                   ======            ======          ======

         The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset (if applicable). The unrecognized pension cost has been recorded as a charge to consolidated stockholders' equity after giving effect to the related future tax benefit.

         The weighted average assumptions used to determine the benefit obligation and the net periodic pension cost for the years ending January 31, 2004, 2003 and 2002, are as follows:

                                                       2004                2003                  2002
                                                  --------------     --------------        --------------
Discount rate                                          6.0%                6.5%                 7.25%
Expected long-term return on plan assets               7.5%                8.0%                 8.75%
Rate of compensation increase                          N/A                 N/A                   N/A
Health care cost trend on covered charges              N/A                 N/A                   N/A
Market-related value of assets                         N/A                 N/A                   N/A
Expected return on assets                         Smoothed value     Smoothed value        Smoothed value

         The estimated long-term rate of return on assets was developed based on the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Benefit level assumptions for 2004, 2003 and 2002 are based on fixed amounts per year of credited service.

         The percentage of the fair value of total plan assets for each major category of plan assets as of the measurement date follows:

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

                                                                As of December 31,
                                                            --------------------------
                                                            2003                  2002
                                                            ----                  ----
Equity securities                                            55%                   47%
Debt securities                                              37%                   43%
Cash and cash equivalents                                     8%                   10%
                                                            ---                   ---
     Total                                                  100%                  100%
                                                            ===                   ===

         The Company's investment policy includes the following asset allocation guidelines and were effective for both periods presented:

                                                           Normal               Policy
                                                          Weighting             Range
                                                          ---------             ------
Equity securities                                            60%                40-70%
Debt securities                                              35%                20-60%
Cash and cash equivalents                                     5%                 0-15%

         The asset allocation policy was developed in consideration of the following long-term investment objectives: to achieve long-term inflation-adjusted growth in asset values through investments in common stock and fixed income obligations, to minimize risk by maintaining an allocation to cash equivalents, to manage the portfolio to conform to ERISA requirements, to manage plan assets on a total return basis, and to maximize total returns consistent with an appropriate level of risk. Risk is to be controlled via diversification of investments among and within asset classes.

         The Company contracts with a financial institution to provide investment management services. Full discretion in portfolio investments is given to the investment manager subject to the asset allocation guidelines and the following additional guidelines:

         - Equity Securities - Allowable equity securities include common stocks listed on any U.S. stock exchange or over-the-counter common stocks, preferred and convertible securities. The equity holdings of any single issuer should aggregate to no more than 10% of the total market value of the Plan.

         - International Securities - Allowable international securities include common stocks, preferred stocks, warrants, convertible securities, as well as government and corporate debt securities.

         - Mutual Funds - Mutual funds may be utilized for investments in fixed income, equity and international securities to enhance diversification and performance.

         - Fixed Income Securities - Allowable fixed income securities include U.S. Treasury securities, U.S. Agency securities and corporate bonds. All fixed income securities shall be rated "A" or better at the time of purchase. No fixed income security shall continue to be held if its rating falls below "BBB." The securities of any single issuer, with

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

              the exception of U.S. Treasuries and Agencies, should aggregate to no more than 10% of the total market value of the Plan. The fixed income segment of the portfolio will generally have an intermediate average maturity (five to ten years) and a maximum permitted maturity for an individual issue of fifteen years.

         The Company's policy with respect to funding the qualified pension plan is to fund at least the minimum required by ERISA and not more than the maximum deductible for tax purposes. No contribution is expected to be required by ERISA for the January 1 to December 31, 2004 plan year. The Company expects calendar year 2004 contributions to the plan will be approximately $850,000.

         The Company also provides supplemental retirement benefits to the chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive's defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability as of January 31, 2004 and 2003, respectively. The amounts recognized in the Company's Consolidated Balance Sheets at January 31, 2004 and 2003, were $1,190,000 and $1,023,000. Net periodic pension cost of the supplemental retirement benefits for 2004, 2003 and 2002 include the following components (in thousands):

                                                                 2004            2003           2002
                                                               -------         -------         -------
Service cost                                                   $   100         $    38         $    50
Interest cost                                                       67              67              62
                                                               -------         -------         -------
     Net periodic pension cost                                 $   167         $   105         $   112
                                                               =======         =======         =======

         The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $1,368,000, $1,316,000 and $1,285,000 in 2004, 2003 and 2002, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

         The Company's salaried and certain hourly employees participate in Company-sponsored, defined contribution plans. Total expense for the Company's portion of these plans was $1,576,000, $1,560,000 and $1,205,000 in 2004, 2003
and 2002, respectively.

(12) Indebtedness

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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

$13,333,000 beginning July 31, 2008. Proceeds from issuance of the Senior Notes were used to refinance borrowings outstanding under the Company's previous term loan and revolving credit facility ("Previous Loan Facilities").

         Concurrent with the signing of the Master Shelf Agreement, the Company closed on a new bank revolving credit facility ("Credit Agreement"). The Credit Agreement is an unsecured $30,000,000 revolving facility to be used for working capital requirements and general corporate purposes. The maximum available under the Credit Agreement is $30,000,000, less any outstanding letter of credit commitments (which are subject to a $15,000,000 sublimit). The Credit Agreement provides interest at variable rates equal to, at the Company's option, a Eurodollar rate plus 1.75% to 2.75% (depending upon certain ratios) or an alternative reference rate as defined in the Credit Agreement. The Credit Agreement will be due and payable on July 31, 2006. On January 31, 2004, there were loans of $2,000,000, at an average interest rate of 4.0%, and letters of credit of $8,958,000 outstanding on the Credit Agreement.

         The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA, minimum tangible net worth and minimum asset coverage. The Company was in compliance with its covenants as of January 31, 2004.

         In connection with refinancing the Previous Loan Facilities on July 31, 2003, the Company recorded debt extinguishment costs of $2,320,000. The costs included a prepayment penalty of $671,000, the write-off of deferred loan costs related to the Previous Loan Facilities of $1,447,000 and the write-off of the unrealized loss on the Company's interest rate swap of $202,000. The debt extinguishment costs of $1,135,000 recorded in July 2002 were the result of refinancing a previous credit facility. The July 2002 loss, which was previously reported as an extraordinary item, was reclassified to income from continuing operations upon adoption of SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment to FASB Statement No. 13, and Technical Corrections," as of February 1, 2003.

         The Company's previous floating rate debt exposed it to changes in interest rates going forward. During September 2002, the Company entered into an interest rate swap agreement (the "Swap Agreement"), as required by the Previous Loan Facilities. The Swap Agreement effectively converted a portion of the previous term loan to a fixed rate basis, thus reducing the impact of interest rate changes. Upon entering the Master Shelf Agreement, a fixed interest rate contract, the Swap Agreement no longer qualified for hedge accounting and gains and losses related to the Swap Agreement were included in Other, net in the Company's Consolidated Statements of Income as incurred. The Swap Agreement calls for quarterly interest payments which commenced on October 1, 2002, and will terminate September 9, 2004. The Swap Agreement is recorded at its fair market value of $127,000 as of January 31, 2004, in Other accrued expenses in the Company's Consolidated Balance Sheets.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

         Maximum borrowings outstanding under the Company's then-existing credit agreements during 2004, 2003 and 2002 were $42,000,000, $37,000,000 and
$47,000,000, respectively, and the average outstanding borrowings were $37,838,000, $30,062,000 and $33,292,000, respectively. The weighted average interest rates were 5.7%, 6.6% and 7.0%, respectively.

         Loan costs incurred for securing long-term financing are amortized using a method that approximates the effective interest method over the term of the respective loan agreement. Amortization of these costs for 2004, 2003 and 2002 was $205,000, $345,000 and $312,000, respectively. Amortization of loan costs is included in Interest expense in the Consolidated Statements of Income.

         Debt outstanding as of January 31, 2004 and 2003, whose carrying value approximates fair market value, was as follows (in thousands):

                                                              2004               2003
                                                             -------            -------
Current maturities of long-term debt:
     Previous Loan Facilities                                $     -            $ 3,938
                                                             -------            -------
         Total current maturities of long-term debt                -              3,938
                                                             -------            -------
Long-term debt:
     Previous Loan Facilities                                      -             28,432
     Revolving Credit Facility                                 2,000                  -
     Senior Notes                                             40,000                  -
                                                             -------            -------
         Total long-term debt                                 42,000             28,432
                                                             -------            -------
              Total debt                                     $42,000            $32,370
                                                             =======            =======

         As of January 31, 2004, debt outstanding will mature as follows (in thousands):

2005                                 $     -
2006                                       -
2007                                   2,000
2008                                       -
2009                                  13,333

(13) Foreign Currency Derivatives

         The Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

         As of January 31, 2004, the Company held option contracts with an aggregate U.S. dollar notional value of $16,140,000 to hedge the risks associated with forecasted Australian dollar denominated costs in its African operations. The contracts settle in various increments through January 2005. The fair value of the instruments of $1,395,000 at January 31, 2004, is recorded in other current

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

assets, and net of income taxes of $539,000, in accumulated other comprehensive income. Aggregate gains of $219,000 on foreign currency hedging transactions were recognized during 2004 as the forecasted transactions being hedged occurred and were recorded primarily in cost of revenues in the Company's Consolidated Statements of Income.

(14) Stock and Stock Option Plans

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

         The Company also has stock option plans which provide for the granting of options to purchase up to an aggregate of 2,500,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2004, there are 784,981 shares available to be granted under the plans.

         Significant option groups outstanding at January 31, 2004, and related weighted average price and life information follows:

                                                                                    Average             Remaining
                               Options                   Options                   Exercise                Life
Grant Date                   Outstanding               Exercisable                  Price                (Months)
----------                   -----------               -----------                 --------             ----------
   2/96                         89,500                    89,500                   $10.500                 25
   4/97                          8,943                     8,943                    11.400                 39
   2/98                        197,500                   197,500                    14.000                 49
   4/98                         17,654                    17,654                    10.290                 51
   4/99                        262,614                   255,131                     5.130                 63
   7/99                          5,000                     5,000                     6.063                 66
   2/00                         35,000                    35,000                     5.500                 73
   4/00                         34,122                    19,473                     3.495                 75
   8/00                         10,000                     7,500                     5.125                 79
   9/00                         75,000                    56,250                     4.000                 20
   5/01                         55,000                    27,500                     7.105                 88

          All options were granted at an exercise price equal to the fair market value of the Company's common stock at the date of grant. The options have terms of five to ten years from the date of grant and vest ratably over periods of four

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

to five years. For purposes of pro forma disclosure, the weighted average fair value at the date of grant for options granted during 2002 was $4.16 per option. No options were granted during 2004 and 2003. The fair value of options at date of grant was estimated using the Black-Scholes model. The fair values are based on an expected life in years equal to the full option term, no dividend yield and the following weighted average assumptions:

                                                 2002
                                                 ----
Interest rate                                    4.9%
Volatility                                        38%

                                                      Shares Under Option           Shares Exercisable
                                                    -----------------------      -----------------------
                                                                  Weighted                      Weighted
                                                      Number       Average         Number        Average
                                                    of Shares       Price        of Shares        Price
                                                    ---------     --------       ---------      --------
Stock Option Activity Summary:
Outstanding, February 1, 2001                       1,343,380      $ 7.352         812,226       $7.862
         Granted                                       55,000        7.105               -
         Canceled                                     (17,561)       6.069          (3,027)
         Vested                                             -            -         172,113
                                                    ---------                    ---------
Outstanding, January 31, 2002                       1,380,819        7.358         981,312        7.780
                                                    ---------                    ---------
         Granted                                            -                            -
         Exercised                                   (144,956)       3.773        (144,956)
         Canceled                                      (1,324)       3.640            (945)
         Vested                                             -            -         191,658
                                                    ---------                    ---------
Outstanding, January 31, 2003                       1,234,539        7.776       1,027,069        8.289
                                                    ---------                    ---------
         Granted                                            -            -               -
         Exercised                                   (412,903)       6.475        (412,903)
         Canceled                                     (31,303)      13.892         (31,303)
         Vested                                             -            -         136,588
                                                    ---------       ------       ---------
Outstanding, January 31, 2004                         790,333        8.118         719,451        8.410
                                                    =========       ======       =========

(15) Contingencies

         The Company's drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, "turnkey" basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its services and products. Litigation arising from any such occurrences may result in the Company being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance with respect to its foreign operations.

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

(16) Operating Segments and Foreign Operations

         The Company is a multinational company which provides sophisticated services and related products to a variety of markets. Management defines the Company's operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the offices' own division. For example, if a water resources division office performed geoconstruction services, the revenues would be recorded in the water resources division rather than the geoconstruction division. Should an office's primary responsibility move from one division president to another, that office's results going forward would be reclassified between divisions at that time. The Company's reportable segments are defined as follows:

Water Resources Division

         This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation, and repair and maintenance. The division's offerings include the design and construction of water treatment facilities and the manufacture and sale of products to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants. Effective February 1, 2003, the Company's ground freezing services were included in the division on a prospective basis due to a change in reporting responsibility.

Mineral Exploration Division

         This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

Geoconstruction Division

         This division focuses on services that improve soil stability, primarily jet grouting, grouting, vibratory ground improvement, drilled micropiles, stone columns, anchors and tiebacks. The division also manufactures a line of high-pressure pumping equipment used in grouting operations and geotechnical drilling rigs used for directional drilling. Effective February 1, 2003, the division no longer includes the Company's ground freezing services due to a change in reporting responsibility.

Energy Division

         This division primarily focuses on exploration and production of coalbed methane ("CBM") properties in the United States. To date it has been concentrated on projects in the Midwest region of the United States. Historically, the division has also included service businesses in shallow gas and tar sands exploration drilling, conventional oilfield fishing services and coil tubing fishing services. During fiscal 2004, the division's strategy shifted to focus mainly on resource development rather than providing services to external customers. Accordingly, in January 2004, the Company sold its Canadian drilling unit to Ensign Drilling and its oilfield fishing services to Smith International. The results of operations for these units have been reclassified to discontinued operations for all years presented (see Note 4). The division is now composed of the Company's CBM development activities and two small, specialty energy service companies.

Products and Other

         This grouping has historically included the Company's supply operation which distributed drilling equipment, parts and supplies, a manufacturing operation producing diamond drilling rigs, diamond bits, core barrels and drill rods ("Christensen Products") and other miscellaneous operations which do not fall into the above divisions. On January 23, 2003, the Company sold its supply operation to Boart Longyear. Upon the sale, the results of operations were reclassified to discontinued operations (see Note 4). On August 8, 2001, the Company sold its Christensen Products business to a subsidiary of Atlas Copco.

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

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

                                                             2004                  2003                  2002
                                                           ---------            ---------             ---------
Revenues
     Water resources                                       $ 169,631            $ 167,080             $ 172,806
     Mineral exploration                                      68,218               55,769                57,945
     Geoconstruction                                          31,285               29,621                27,006
     Energy                                                    2,919                2,617                 3,667
     Products and other                                            -                  436                 9,168
     Intersegment products and supply revenues                     -                    -                (3,978)
                                                           ---------            ---------             ---------
         Total revenues                                    $ 272,053            $ 255,523             $ 266,614
                                                           =========            =========             =========
Income (loss) from continuing operations
     Water resources                                       $  20,942            $  28,654             $  27,474
     Mineral exploration                                       3,343               (1,082)               (7,313)
     Geoconstruction                                           2,246                2,631                 1,194
     Energy                                                   (1,500)              (1,223)                 (260)
     Products and other                                            -               (2,142)                1,389
     Unallocated corporate expenses                          (13,481)             (14,759)              (15,596)
     Debt extinguishment costs                                (2,320)              (1,135)                    -
     Interest                                                 (2,604)              (2,490)               (3,934)
                                                           ---------            ---------             ---------
         Total income from continuing operations           $   6,626            $   8,454             $   2,954
                                                           =========            =========             =========
Total Assets
     Water resources                                       $  63,800            $  54,244             $  60,802
     Mineral exploration                                      54,375               60,903                87,739
     Geoconstruction                                          21,951               20,122                18,274
     Energy                                                   40,646               16,183                11,352
     Products and other                                            -                1,804                14,165
     Corporate                                                36,555               24,844                10,010
                                                           ---------            ---------             ---------
         Total assets                                      $ 217,327            $ 178,100             $ 202,342
                                                           =========            =========             =========
Capital Expenditures
     Water resources                                       $   3,659            $   4,189             $   2,959
     Mineral exploration                                       5,087                4,315                 5,263
     Geoconstruction                                           1,070                2,082                   986
     Energy                                                   10,754                4,416                   234
     Products and other                                            -                    -                    18
     Corporate                                                    58                  352                   349
                                                           ---------            ---------             ---------
         Total capital expenditures                        $  20,628            $  15,354             $   9,809
                                                           =========            =========             =========

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

                                                             2004                  2003                  2002
                                                           ----------           ---------             ---------
Depreciation and Amortization
     Water resources                                       $    4,543           $   4,739             $   5,087
     Mineral exploration                                        5,652               5,978                 8,731
     Geoconstruction                                            1,228               1,980                 2,127
     Energy                                                       286                 341                   420
     Products and other                                             -                  13                   209
     Corporate                                                    168                 153                   137
                                                           ----------           ---------             ---------
         Total depreciation and amortization               $   11,877           $  13,204             $  16,711
                                                           ==========           =========             =========
Geographic Information:
Revenues
     North America                                         $  219,978           $ 213,248             $ 219,488
     Africa/Australia                                          44,784              36,182                42,613
     Other foreign                                              7,291               6,093                 4,513
                                                           ----------           ---------             ---------
         Total revenues                                    $  272,053           $ 255,523             $ 266,614
                                                           ==========           =========             =========

         Income from continuing operations of the energy segment for 2003 and 2002, respectively, includes $815,000 and $53,000 of expenses related to the Company's energy exploration activities in the Gulf of Mexico region of the United States. No such expenses were incurred in 2004. These activities are unrelated to the Company's coalbed methane exploration and development efforts and were charged to expense as no reserves were identified. The Company is no longer pursuing these exploration activities.

(17) New Accounting Pronouncements

         The Financial Accounting Standards Board has issued several statements which were effective in the current year or will be effective in future years. SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities Summary" amends and clarifies financial reporting for derivative instruments, including certain derivative instruments embedded in other contacts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003. Interpretation No. 46 Revised, "Consolidation of Variable Interest Entities" ("FIN 46R") requires consolidation of certain variable interest entities if certain conditions are met. The adoption of SFAS No. 149 and 150 and FIN 46R did not have significant impacts on the Company's results of operations or financial position. The Company adopted the disclosure requirements of SFAS No. 132 Revised, "Employers' Disclosures about Pensions and Other Postretirement Benefits" during 2004 related to pensions and other postretirement benefits (see
Note 11).

                   Layne Christensen Company and Subsidiaries
                   Notes to Consolidated Financial Statements
               For the Years Ended January 31, 2004, 2003 and 2002

(18) Quarterly Results (Unaudited)

         Unaudited quarterly financial data are as follows (thousands of dollars, except per share data):

                                                                First         Second        Third         Fourth
                                                               -------        -------      -------        -------
2004:
   Revenues                                                    $59,745        $70,189      $69,861        $72,258
   Gross profit                                                 17,252         20,421       19,048         18,870
   Net income (loss) from continuing operations                    693           (372)         988          1,052
   Net income (loss)                                               619           (450)         541          1,941
   Basic net income (loss) per share from continuing
     operations                                                   0.06          (0.03)        0.08           0.08
   Diluted net income (loss) per share from continuing
     operations                                                   0.06          (0.03)        0.08           0.08
   Basic net income (loss) per share                              0.05          (0.04)        0.04           0.16
   Diluted net income (loss) per share                            0.05          (0.04)        0.04           0.15

                                                                First         Second        Third         Fourth
                                                               -------        -------      -------        -------
2003:
   Revenues                                                   $ 63,388        $67,557      $64,466        $60,112
   Gross profit                                                 17,914         20,155       18,727         18,376
   Net income from continuing operations                           696            516          889           1081
   Net income before cumulative effect of accounting change        251              5          200            478
   Net income (loss)                                           (14,178)             5          200            478
   Basic net income per share from continuing operations          0.06           0.05         0.07           0.09
   Diluted net income per share from continuing operations        0.06           0.05         0.07           0.09
   Basic net income per share before cumulative effect of
     accounting change                                            0.02           0.00         0.02           0.04
   Diluted net income per share before cumulative effect
     of accounting change                                         0.02           0.00         0.02           0.04
   Basic net income (loss) per share                             (1.20)          0.00         0.02           0.04
   Diluted net income (loss) per share                           (1.17)          0.00         0.02           0.04

         During 2004 and 2003, the Company sold certain operations and classified the results of those operations as discontinued operations (see Note
4). Revenues for the first three quarters of 2004 have been reduced by $6,602,000, $3,353,000 and $2,915,000, respectively, related to the discontinued operations. Gross profit for the first three quarters of 2004 have been reduced by $952,000, $893,000 and $157,000, respectively, related to the discontinued operations. Revenues for the four quarters of 2003 have been reduced by $4,796,000, $2,604,000, $2,164,000 and $4,174,000, respectively, related to the discontinued operations. Gross profit for the four quarters of 2003 have been reduced by $946,000, $535,000, $281,000 and $688,000, respectively, related to the discontinued operations.

                                                                     SCHEDULE II

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                          Addition
                                                                  -------------------------
                                                   Balance at     Charged to     Charged to                               Balance
                                                   Beginning      Costs and         Other                                  at End
                                                   of Period       Expenses       Accounts        Deductions  Other      of Period
                                                   ----------     ----------     ----------       ----------  -----      ---------
Allowance for customer
  receivables:
     Fiscal year ended January 31, 2002             $3,510          $1,932         $  726          $(2,572)     -          $3,596
     Fiscal year ended January 31, 2003              3,596           1,105          1,026           (1,649)     -           4,078
     Fiscal year ended January 31, 2004              4,078           1,050            336           (1,360)     -           4,104

Reserves for Inventories:
     Fiscal year ended January 31, 2002              3,673           3,210              -           (1,686)     -           5,197
     Fiscal year ended January 31, 2003              5,197           3,244              -             (802)     -           7,639
     Fiscal year ended January 31, 2004              7,639             426              -           (1,823)     -           6,242

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2004 conducted under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         Based on an evaluation of internal controls conducted by management for the period ended January 31, 2004, no significant deficiencies or material weaknesses were identified and the Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.

         However, it should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance regarding management's control objectives. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2004, (i) contains, under the caption "Election of Directors," certain information relating to the Company's directors and its Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption "Compensation of Directors" is expressly excluded from such incorporation), (ii) contains, under the caption "Other Corporate Governance Matters", certain information relating to the Company's Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) contains, under the caption "Section 16(a) Beneficial Ownership Reporting Compliance," certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Item 11. Executive Compensation

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held June 3, 2004, contains, under the caption "Executive Compensation and Other Information," the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: "Report of Board of Directors and Compensation Committee on Executive Compensation" and "Company Performance").

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2004, contains, under the captions "Ownership of Layne Christensen Common Stock," and "Equity Compensation Plan Information," the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2004, contains, under the captions "Executive Compensation and Other Information-Certain Change-In-Control Agreements," and "Certain Transactions - Transactions with Management," the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

         The Registrant's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2004, contains, under the caption "Principal Accounting Fees and Services," the information required by
Item 14 of Form 10-K and such information is incorporated herein by this reference.

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

         3.   Exhibits:

         The exhibits filed with or incorporated by reference in this report are listed below:

Exhibit No.                                    Description
-----------   ------------------------------------------------------------------
    4(1)      - Restated Certificate of Incorporation of the Registrant (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 3(1)
                and incorporated herein by this reference)

    4(2)      - Amended and Restated Bylaws of the Registrant (filed with
                Exhibit 99.2 to the Registrant's Form 8-K dated December 5, 2003 and incorporated herein by reference)

    4(3)      - Specimen Common Stock Certificate (filed with Amendment No. 3 to the Registrant's Registration Statement (File No. 33-48432)
                as Exhibit 4(1) and incorporated herein by reference)

    4(4)      - Loan Agreement, dated as of July 31, 2003, by and among Layne
                Christensen Company, LaSalle Bank National Association, as
                administrative agent and a lender and certain other lenders named in the Loan Agreement (filed with the Registrant's 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as
                Exhibit 4(5) and incorporated herein by reference)

    4(5)      - Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment
                Management, Inc., The Prudential Insurance Company of America,
                Pruco Life Insurance Company, Security Life of Denver Insurance
                Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the
                Registrant's 10-Q for the quarter ending July 31, 2003 (File No.
                0-20578) as Exhibit 4(6) and incorporated herein by reference)

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

 10(2.5)      - Fifth Modification and extension Agreement between Parkway
                Partners, L.L.C. and Layne Christensen Company dated March 1,
                2003 (filed as Exhibit 10(2.5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File
                No. 0-20578) and incorporated herein by this reference)

 **10(3)      - Form of Stock Option Agreement between the Company and
                management of the Company (filed with Amendment No. 3 to the
                Registrant's Registration Statement (File No. 33-48432) as
                Exhibit 10(7) and incorporated herein by reference)

   10(4)      - Insurance Liability Indemnity Agreement between the Company and The Marley Company (filed with Amendment No. 3 to the
                Registrant's Registration Statement (File No. 33-48432) as
                Exhibit 10(10) and incorporated herein by reference)

   10(5)      - Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant's Registration Statement
                (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

 **10(6)      - Form of Subscription Agreement for management of the Company
                (filed with Amendment No. 3 to the Registrant's Registration
                Statement (File No. 33-48432) as Exhibit 10(16) and incorporated herein by reference)

 **10(7)      - Form of Subscription Agreement between the Company and Robert
                J. Dineen (filed with Amendment No. 3 to the Registrant's
                Registration Statement (File No. 33-48432) as Exhibit 10(17) and
                incorporated herein by reference)

   10(8)      - Loan Agreement, dated as of July 31, 2003, by and among Layne
                Christensen Company, LaSalle Bank National Association, as
                administrative agent and a lender and certain other lenders named in the Loan Agreement (filed with the Registrant's 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as
                Exhibit 4(5) and incorporated herein by reference)

   10(9)      - Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment
                Management, Inc., The Prudential Insurance Company of America,
                Pruco Life Insurance Company, Security Life of Denver Insurance
                Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the
                Registrant's 10-Q for the quarter ending July 31, 2003 (File No.
                0-20578) as Exhibit 4(6) and incorporated herein by reference)

**10(10)      - Letter Agreement between Andrew B. Schmitt and the Company dated October 12, 1993 (filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File
                No. 0-20578) as Exhibit 10(13) and incorporated herein by
                reference)

**10(11)      - Form of Incentive Stock Option Agreement between the Company and Management of the Company (filed with the Company's Annual
                Report on Form 10-K for the fiscal year ended January 31, 1996
                (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

  10(12)      - Registration Rights Agreement, dated as of November 30, 1995, between the Company and Marley Holdings, L.P. (filed with the
                Company's Annual Report on Form 10-K for the fiscal year ended
                January 31, 1996 (File No. 0-20578), as Exhibit 10(17) and
                incorporated herein by this reference)

**10(13)      - Form of Incentive Stock Option Agreement between the Company and Management of the Company effective February 1, 1998 (filed with the Company's Form 10-Q for the quarter ended April 30,
                1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

**10(14)      - Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30,
                1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

**10(15)      - Form of Non Qualified Stock Option Agreement between the
                Company and Management of the Company effective as of April 20,
                1999 (filed with the Company's Form 10-Q for the quarter ended
                April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and
                incorporated herein by reference)

**10(16)      - Layne Christensen Company District Incentive Compensation Plan
                (revised effective February 1, 2000)(filed as Exhibit 10(17) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

  10(17)      - Layne Christensen Company Executive Incentive Compensation
                Plan (revised effective May 1, 1997)

**10(18)      - Layne Christensen Company Corporate Staff Incentive
                Compensation Plan (revised effective October 10, 2003)

  10(19)      - Standstill Agreement, dated March 26, 2004, by and among Layne
                Christensen Company, Wynnefield Partners Small Cap Value, L.P.,
                Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield
                Partners Small Cap Value L.P.I., Channel Partnership II, L.P.,
                Wynnefield Capital Management, LLC, Wynnefield Capital, Inc.,
                Wynnefield Capital, Inc. Profit Sharing's Money Purchase Plan,
                Nelson Obus and Joshua Landes

   21(1)      - List of Subsidiaries

   23(1)      - Consent of Deloitte & Touche LLP

   31(1)      - Section 302 Certification of Principal Executive Officer of
                the Company

   31(2)      - Section 302 Certification of Principal Financial Officer of
                the Company

   32(1)      - Section 906 Certification of Principal Executive Officer of
                the Company

   32(2)      - Section 906 Certification of Principal Financial Officer of
                the Company

---------------------------
** Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

   (b) Reports on Form 8-K:

         Form 8-K filed on February 17, 2004 related to the Company's press release reporting a blackout period under certain of its employee benefit plans.

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

                                               LAYNE CHRISTENSEN COMPANY

                                               By  /s/Andrew B. Schmitt
                                                 ------------------------
                                                 Andrew B. Schmitt
                                                   President and
Dated: April 13, 2004                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

               Signature and Title                                           Date
/s/Andrew B. Schmitt                                                    April 13, 2004
-------------------------------------------
Andrew B. Schmitt
     President, Chief Executive Officer
     and Director(Principal Executive Officer)

/s/ Jerry W. Fanska                                                     April 13, 2004
-------------------------------------------
Jerry W. Fanska
     Vice President-Finance and Treasurer
     (Principal Financial and Accounting Officer)

/s/ Robert J. Dineen                                                    April 13, 2004
-------------------------------------------
Robert J. Dineen
     Director

/s/ Donald K. Miller                                                    April 13, 2004
-------------------------------------------
Donald K. Miller
     Director

/s/ David A. B. Brown                                                   April 13, 2004
-------------------------------------------
David A. B. Brown
     Director

/s/ J. Samuel Butler                                                    April 13, 2004
-------------------------------------------
J. Samuel Butler
     Director

/s/ Anthony B. Helfet                                                   April 13, 2004
-------------------------------------------
Anthony B. Helfet
     Director

/s/ Warren G. Lichtenstein                                              April 13, 2004
-------------------------------------------
Warren G. Lichtenstein
     Director

/s/ Nelson Obus                                                         April 13, 2004
-------------------------------------------
Nelson Obus
     Director