Form 10-K/A
period 2004-01-31
LAYNE CHRISTENSEN CO
filed 2004-04-19
CIK 888504

                                  United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-K/A
                                (Amendment No. 1)

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Fiscal Year Ended January 31, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from __________________ to __________________.

                         Commission file number: 0-20578

                            Layne Christensen Company
             (Exact name of registrant as specified in its charter)

          Delaware                                     48-0920712
     -----------------                             -----------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
 of incorporation or organization)

            1900 Shawnee Mission Parkway, Mission Woods, Kansas    66205
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

                                EXPLANATORY NOTE

         In accordance with Exchange Act Rule 12b-5, this Amendment No. 1 on Form 10-K/A amends certain items of the Annual Report on Form 10-K of Layne Christensen Company (the "Company") for the fiscal year ended January 31, 2004, filed with the Securities and Exchange Commission on April 14, 2004, and presents the relevant text of the items amended. These amended items do not restate the Company's consolidated financial statements previously filed in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.

         The changes reflected in this Form 10-K/A relate solely to the Exhibit Index in Part IV, Item 15 and reflect the inclusion of a revised Consent of Deloitte & Touche LLP ("Deloitte") (Exhibit 23(1)). Deloitte's original Consent inadvertently omitted three Registration Statements of the Company on Form S-8 from the list of Registration Statements into which Deloitte consented to have their report incorporated. The Exhibit Index is also amended to reflect the inclusion, pursuant to Rule 12b-15, of updated certifications of certain executive officers.



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

        10(2.2)        - Second Modification and Ratification of Lease
                         Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

        10(2.3)        - Third Modification and Extension Agreement between
                         Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company's 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

        10(2.4)        - Fourth Modification and Extension Agreement between
                         Parkway Partners, L.L.C. and Layne Christensen Company executed May 17, 2000, effective as of December 29, 1998 (filed with the Company's 10-Q for the quarter ended July 31, 2000 (File No.0-20578) as Exhibit 10.1 and incorporated herein by reference)

        10(2.5)        - Fifth Modification and extension Agreement between
                         Parkway Partners, L.L.C. and Layne Christensen Company dated March 1, 2003 (filed as Exhibit 10(2.5) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

        **10(3)        - Form of Stock Option Agreement between the Company
                         and management of the Company (filed with Amendment No. 3 to the Registrant's Registration Statement (File No. 33-48432) as Exhibit 10(7) and incorporated herein by reference)

          10(4)        - Insurance Liability Indemnity Agreement between the
                         Company and The Marley Company (filed with Amendment No. 3 to the Registrant's Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

          10(5)        - Agreement between The Marley Company and the Company
                         relating to tradename (filed with the Registrant's Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

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

        **10(15)       - Form of Non Qualified Stock Option Agreement between
                         the Company and Management of the Company effective as of April 20, 1999 (filed with the Company's Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

        **10(16)       - Layne Christensen Company District Incentive
                         Compensation Plan (revised effective February 1,
                         2000)(filed as Exhibit 10(17) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

        **10(17)       - Layne Christensen Company Executive Incentive
                         Compensation Plan (revised effective May 1, 1997)+

        **10(18)       - Layne Christensen Company Corporate Staff Incentive
                         Compensation Plan (revised effective October 10, 2003)+

          10(19)       - Standstill Agreement, dated March 26, 2004, by and
                         among Layne Christensen Company, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value L.P.I., Channel Partnership II, L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan, Nelson Obus and Joshua Landes+

          21(1)        - List of Subsidiaries+

          23(1)        - Consent of Deloitte & Touche LLP*

          31(1)        - Section 302 Certification of Principal Executive
                         Officer of the Company*

          31(2)        - Section 302 Certification of Principal Financial
                         Officer of the Company*

          32(1)        - Section 906 Certification of Principal Executive
                         Officer of the Company*

          32(2)        - Section 906 Certification of Principal Financial
                         Officer of the Company*


---------------------------
** Management contracts or compensatory plans or arrangements required to be identified by Item 15(a)(3).
*  Filed herewith.
+ Filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (filed on April 14, 2004).

   (b)    Reports on Form 8-K:

          Form 8-K filed on February 17, 2004 related to the Company's press release reporting a blackout period under certain of its employee benefit plans.

   (c)    Exhibits

          The exhibits filed with this report on Form 10-K are identified above under Item 15(a)(3).

   (d)    Financial Statement Schedules

          The financial statement schedule filed with this report on Form 10-K is identified above under Item 15(a)(2).

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              LAYNE CHRISTENSEN COMPANY

                                              By /s/ A. B. Schmitt
                                                 -------------------------------
                                                 Andrew B. Schmitt
                                                   President and
Dated: April 16, 2004                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature and Title                               Date

 /s/ A. B. Schmitt                                         April 16, 2004
-----------------------------------------------------
Andrew B. Schmitt
     President, Chief Executive Officer
     and Director(Principal Executive Officer)

 /s/ Jerry W. Fanska                                       April 16, 2004
-----------------------------------------------------
Jerry W. Fanska
     Vice President-Finance and Treasurer
     (Principal Financial and Accounting Officer)

 /s/ Robert J. Dineen                                      April 16, 2004
-----------------------------------------------------
Robert J. Dineen
     Director

 /s/ Donald K. Miller                                      April 16, 2004
-----------------------------------------------------
Donald K. Miller
     Director

 /s/ David A. B. Brown                                     April 16, 2004
-----------------------------------------------------
David A. B. Brown
     Director

 /s/ J. Samuel Butler                                      April 16, 2004
-----------------------------------------------------
J. Samuel Butler
     Director

 /s/ Anthony B. Helfet                                     April 16, 2004
-----------------------------------------------------
Anthony B. Helfet
     Director

                                                           April 16, 2004
-----------------------------------------------------
Warren G. Lichtenstein
     Director

 /s/ Nelson Obus                                           April 16, 2004
-----------------------------------------------------
Nelson Obus
     Director