Form 10-Q
period 2004-04-30
LAYNE CHRISTENSEN CO
filed 2004-06-07
CIK 888504

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from         to
                                             -------    --------

                                  ------------

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

      There were 12,545,634 shares of common stock, $.01 par value per share, outstanding on May 14, 2004.

                                     PART I

ITEM 1.  Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      April 30,       January 31,
                                                        2004            2004
                                                      ---------       ---------
                                                     (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                           $   6,147       $  21,602
  Customer receivables, less allowance
   of $4,179 and $4,104, respectively                    46,341          55,336
  Costs and estimated earnings in excess of
   billings on uncompleted contracts                     16,531          13,746
  Inventories                                            15,770          13,947
  Deferred income taxes                                  10,080           9,357
  Income taxes receivable                                   224             724
  Other                                                   4,706           6,057
                                                      ---------       ---------
         Total current assets                            99,799         120,769
                                                      ---------       ---------

Property and equipment:
  Land                                                    7,810           7,861
  Buildings                                              14,201          14,648
  Machinery and equipment                               163,360         160,327
  Gas transportation facilities and equipment             3,412           2,267
  Oil and gas properties                                 13,394          10,376
  Mineral interest in oil and gas properties              2,630           1,441
                                                      ---------       ---------
                                                        204,807         196,920
  Less - Accumulated depreciation                      (133,980)       (132,120)
                                                      ---------       ---------
         Net property and equipment                      70,827          64,800
                                                      ---------       ---------

Other assets:
  Investment in affiliates                               19,325          19,239
  Goodwill                                                2,449           2,449
  Deferred income taxes                                   7,474           7,717
  Other                                                   2,526           2,353
                                                      ---------       ---------
         Total other assets                              31,774          31,758
                                                      ---------       ---------

                                                      $ 202,400       $ 217,327
                                                      =========       =========

                 See Notes to Consolidated Financial Statements.


                                                                   - Continued -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                      (in thousands, except per share data)


                                                     April 30,     January 31,
                                                       2004           2004
                                                   -----------     -----------
                                                   (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $   23,086     $   25,568
  Accrued compensation                                  10,063         11,925
  Accrued insurance expense                              6,378          6,392
  Other accrued expenses                                 7,149          8,511
  Lease termination costs                                   --          6,603
  Income taxes payable                                   1,955            463
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                     7,067          8,901
                                                    ----------     ----------
        Total current liabilities                       55,698         68,363
                                                    ----------     ----------

Noncurrent and deferred liabilities:
  Long-term debt                                        40,000         42,000
  Accrued insurance expense                              8,064          7,690
  Other                                                  5,253          5,589
                                                    ----------     ----------
        Total noncurrent and deferred liabilities       53,317         55,279
                                                    ----------     ----------

Contingencies

Stockholders' equity:
  Preferred stock, par value $.01 per share,
   5,000,000 shares authorized, none issued and
   outstanding                                              --             --
  Common stock, par value $.01 per share, 30,000,000
   shares authorized, 12,545,634 and 12,533,818
   shares issued and outstanding, respectively             125            125
  Capital in excess of par value                        89,852         89,759
  Retained earnings                                     14,930         13,458
  Accumulated other comprehensive loss                 (11,522)        (9,629)
  Notes receivable from management stockholders             --            (28)
                                                    ----------      ---------
        Total stockholders' equity                      93,385         93,685
                                                    ----------      ---------

                                                    $  202,400      $ 217,327
                                                    ==========      =========

                 See Notes to Consolidated Financial Statements.


                                                                   - Concluded -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)


                                                           Three Months
                                                          Ended April 30,
                                                            (unaudited)
                                                  -------------------------------
                                                      2004               2003
                                                  ------------       ------------
Revenues                                          $     76,209       $     59,745

Cost of revenues (exclusive of
  depreciation shown below)                             56,153             42,494
                                                  ------------       ------------
Gross profit                                            20,056             17,251
Selling, general and administrative expenses            13,925             12,499
Depreciation and amortization                            3,185              3,060
Other income (expense):
  Equity in earnings of affiliates                         469                 92
  Interest                                                (683)              (559)
  Other, net                                               344                268
                                                  ------------       ------------
Income from continuing operations
  before income taxes                                    3,076              1,493
Income tax expense                                       1,538                864
Minority interest                                           --                 56
                                                  ------------       ------------
Net income from continuing operations
  before discontinued operations                         1,538                685
Loss from discontinued operations, net of
  income taxes of ($95) and ($54)                          (66)               (66)
                                                  ------------       ------------

Net income                                        $      1,472       $        619
                                                  ============       ============

Basic income (loss) per share:
  Net income from continuing operations           $       0.12       $       0.06
  Loss from discontinued operations,
   net of tax                                            (0.01)             (0.01)
                                                  ------------       ------------
  Net income                                      $       0.11       $       0.05
                                                  ============       ============
Diluted income (loss) per share:
  Net income from continuing operations           $       0.12       $       0.06
  Loss from discontinued operations,
   net of tax                                            (0.01)             (0.01)
                                                  ------------       ------------
  Net income                                      $       0.11       $       0.05
                                                  ============       ============

Weighted average shares outstanding                 12,535,000         11,903,000
Dilutive stock options                                 326,000            276,000
                                                  ------------       ------------
                                                    12,861,000         12,179,000
                                                  ============       ============

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)


                                                                    Three Months
                                                                   Ended April 30,
                                                                     (unaudited)
                                                               -----------------------
Cash flow from operating activities:                             2004           2003
                                                               --------       --------
  Net income                                                   $  1,472       $    619
  Adjustments to reconcile net income to cash
   used in operations:
     Loss on discontinued operations, net of tax                     66             66
     Depreciation and amortization                                3,185          3,060
     Deferred income taxes                                       (1,049)        (1,017)
     Equity in earnings of affiliates                              (469)           (92)
     Dividends received from foreign affiliates                     422            273
     Minority interest                                               --            (56)
     Gain from disposal of property and equipment                  (479)          (224)
     Changes in current assets and liabilities:
        (Increase) decrease in customer receivables                 975         (1,096)
        Increase in costs and estimated earnings in
         excess of billings on uncompleted contracts             (2,789)        (4,980)
        Increase in inventories                                  (1,929)        (1,026)
        Decrease in other current assets                          1,387             54
        Increase in accounts payable and accrued expenses         1,081          3,820
        Decrease in billings in excess of costs and
         estimated earnings on uncompleted contacts              (1,845)          (422)
     Other, net                                                    (371)           637
                                                               --------       --------
        Cash used in continuing operations                         (343)          (384)
        Cash used in discontinued operations                     (4,178)        (2,647)
                                                               --------       --------
        Cash used in operating activities                        (4,521)        (3,031)
                                                               --------       --------
Cash flow used in investing activities:
  Additions to property and equipment                            (4,646)        (2,121)
  Additions to oil and gas properties                            (2,639)          (280)
  Addition to gas transportation facilities and
   equipment                                                     (1,145)           (17)
  Additions to mineral interest in oil and gas
   properties                                                       (79)          (331)
  Proceeds from disposal of property and equipment                  962             77
  Proceeds from sale of business                                    300             --
  Acquisition of oil and gas working interest                    (1,000)            --
  Investment in joint venture                                       (38)            --
                                                               --------       --------
   Cash used in continuing operations                            (8,285)        (2,672)
   Cash used in discontinued operations                              --         (1,384)
                                                               --------       --------
   Cash used in investing activities                             (8,285)        (4,056)
                                                               --------       --------
Cash flow from (used in) financing activities:
   Net borrowings (repayments) under revolving facility          (2,000)         4,000
   Repayment of long-term debt                                       --         (1,368)
   Payments on notes receivable from management
     stockholders                                                    28             --
   Payments on DrillCorp promissory note                           (660)            --
   Issuance of common stock                                          54             --
                                                               --------       --------
   Cash from (used in) financing activities                      (2,578)         2,632
                                                               --------       --------
Effects of exchange rate changes on cash                            (71)           189
                                                               --------       --------
Net decrease in cash and cash equivalents                       (15,455)        (4,266)
Cash and cash equivalents at beginning of period                 21,602         10,770
                                                               --------       --------
Cash and cash equivalents at end of period                     $  6,147       $  6,504
                                                               ========       ========

                 See Notes to Consolidated Financial Statements.

                           LAYNE CHRISTENSEN COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    Accounting Policies and Basis of Presentation

The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the "Company"). All significant intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for on the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2004 as filed in its Annual Report on Form 10-K.

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

Through its energy division, the Company engages in the operation, development, production and acquisition of oil and gas properties, principally focusing on coalbed methane gas projects. The Company follows the full-cost method of accounting for these properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. The capitalized costs associated with the Company's oil and gas properties are depleted using the units of production method. Costs associated with production and general corporate activities are expensed in the period incurred. As of April 30, 2004 and January 31, 2004, the Company has capitalized $16,024,000 and

$11,817,000, respectively, related to oil and gas properties and mineral interest acquisition costs. The Company has also capitalized $3,412,000 and $2,267,000 as of April 30, 2004 and January 31, 2004, respectively, related to gas transportation facilities and equipment. The Company's projects are in the early stages of completion and the Company does not have sufficient production information by which reserves can be established.

The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which requires all derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Under SFAS 133, the Company accounts for its unrealized hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in accumulated other comprehensive income in stockholders' equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives change in fair value, if any, is immediately recognized in operations (see Note 5 for disclosure regarding the fair value of foreign currency derivative instruments).

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

Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs. Pro forma net income and earnings per share for the three months ended April 30, 2004 and 2003, determined as if the SFAS 123 Method had been applied, are presented in the following table (in thousands, except per share amounts):

                                                      Three Months Ended April 30,
                                                      ----------------------------
                                                          2004            2003
                                                        -------         -------
Net income, as reported                                 $ 1,472         $   619
Deduct:  Total stock-based employee
         compensation expense determined
         under fair value based method for
         all awards, net of tax                             (17)           (147)
                                                        -------         -------
Pro forma net income                                    $ 1,455         $   472
                                                        =======         =======

                                               Three Months Ended April 30,
                                               ----------------------------
                                                 2004                2003
                                               --------            --------
Income per share:
         Basic - as reported                   $   0.11           $   0.05
                                               ========           ========
         Basic - pro forma                     $   0.11           $   0.04
                                               ========           ========
         Diluted - as reported                 $   0.11           $   0.05
                                               ========           ========
         Diluted - pro forma                   $   0.11           $   0.04
                                               ========           ========

The amounts paid for income taxes, net of refunds, and interest are as follows (in thousands):

                                     Three Months Ended April 30,
                                     ----------------------------
                                     2004                  2003
                                     ----                  ----
      Income taxes                  $   79                $ 337
      Interest                       1,280                  459

Supplemental Non-cash Transactions - The Company issued 217,504 shares of common stock at fair market value related to compensation awards during the three months ended April 30, 2003. The Company did not issue shares of common stock related to compensation awards during the three months ended April 30, 2004.

Reclassifications - Certain fiscal 2004 amounts, primarily related to discontinued operations, have been reclassified to conform with the fiscal 2005 presentation.

2.         Discontinued Operations

During the third quarter of fiscal 2004, the Company reclassified the results of operations of its Toledo Oil and Gas ("Toledo") business to discontinued operations. Toledo was historically reported in the Company's energy segment and offered conventional oilfield fishing services and coil tubing fishing services (see Note 9). On January 6, 2004, the Company sold the Toledo operation for $2,500,000 and recorded a gain on the sale of $57,000, net of income taxes of $30,000, for the year ended January 31, 2004. The Company received $2,200,000 upon the sale and an additional $300,000 in February 2004 at the end of a contingency period.

In connection with the sale of Toledo, the Company recorded a contract termination liability for a long-term lease of the Toledo facilities. The contract termination liability represents the present value of the rental payments specified in the lease reduced by an estimate for sublease rentals (based on market value of similar properties). The Company will record accretion expense due to the passage of time for the difference between the expected lease obligations, net of sublease rentals, and the present value of such operations. The present value liability was adjusted during the quarter to reflect higher than anticipated sublease rentals during February and March. A summary of the lease liability follows (in thousands):

                                              Amounts
                                              -------
                        February 1, 2004      $   117
                        Payments                   (2)
                        Accretion                   1
                        Adjustments                (4)
                                              -------
                        April 30, 2004        $   112
                                              =======

The present value liability was adjusted to reflect higher than anticipated sublease rentals during February and March.

Lease obligations of $131,000, net of sublease rentals, are expected to be paid over the term of the lease which extends to 2008.

On January 30, 2004, the Company sold its Layne Christensen Canada Ltd. ("Layne Canada") subsidiary for $15,914,000. Layne Canada was a component of the Company's energy segment (see Note 9) and provided drilling services to the shallow, unconventional oil and gas market. The Company recorded a gain on the sale of $1,652,000, net of income taxes of $994,000 for the year ended January 31, 2004.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Toledo and Layne Canada have been classified as discontinued operations. Revenues and net income (loss) from discontinued operations for the three months ended April 30, 2004 and 2003 were as follows (in thousands):

                                                    Three Months Ended April 30,
                                                    ----------------------------
                                                        2004              2003
                                                      -------           -------
Revenues:
    Canada                                            $    --           $ 5,980
    Toledo                                                 --               622
                                                      -------           -------
        Total                                         $    --           $ 6,602
                                                      =======           =======

Income (loss) from discontinued
  operations before income taxes:
   Canada                                             $  (152)          $   267
   Toledo                                                  (9)             (387)
                                                      -------           -------
        Total                                         $  (161)          $  (120)
                                                      =======           =======

3.    Indebtedness

On July 31, 2003, the Company entered into an agreement ("Master Shelf Agreement") whereby it could issue up to $60,000,000 in unsecured notes. Upon closing, the Company issued $40,000,000 of notes ("Senior Notes") under the Master Shelf Agreement. The remaining $20,000,000, subject to terms and conditions and acceptance by the lender, is available for issuance by the Company at market rates until July 31, 2005. The Senior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000 beginning July 31, 2008. Proceeds from issuance of the Senior Notes were used to refinance borrowings outstanding under the Company's previous term loan and revolving credit facility ("Previous Loan Facilities").

Concurrent with the signing of the Master Shelf Agreement, the Company closed on a new bank revolving credit facility ("Credit Agreement"). The Credit Agreement is an unsecured $30,000,000 revolving facility to be used for working capital requirements and general corporate purposes. The maximum available under the Credit Agreement is $30,000,000, less any outstanding letter of credit commitments (which are subject to a $15,000,000 sublimit). The Credit Agreement provides interest at variable rates equal to, at the Company's option, a Eurodollar rate plus 1.75% to 2.75% (depending upon certain ratios) or an alternative reference rate as defined in the Credit Agreement. The Credit

Agreement will be due and payable on July 31, 2006. On April 30, 2004, there were letters of credit of $9,028,000 outstanding on the Credit Agreement.

The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA, minimum tangible net worth and minimum asset coverage. The Company was in compliance with its covenants as of April 30, 2004.

The Company's previous floating rate debt exposed it to changes in interest rates going forward. During September 2002, the Company entered into an interest rate swap agreement (the "Swap Agreement"), as required by the Previous Loan Facilities. The Swap Agreement effectively converted a portion of the previous term loan to a fixed rate basis, thus reducing the impact of interest rate changes. Upon entering the Master Shelf Agreement, a fixed interest rate contract, the Swap Agreement no longer qualified for hedge accounting and gains and losses related to the Swap Agreement were included in Other, net in the Company's Consolidated Statements of Income as incurred. The Swap Agreement calls for quarterly interest payments which commenced on October 1, 2002, and will terminate September 9, 2004. The Swap Agreement is recorded at its fair market value of $80,000 as of April 30, 2004, in other accrued expenses in the Company's Consolidated Balance Sheets.

                                                      April 30,        January 31,
                                                        2004              2004
                                                       -------           -------
Long-term debt:
      Credit Agreement                                 $    --           $ 2,000
      Senior Notes                                      40,000            40,000
                                                       -------           -------
        Total long-term debt                            40,000            42,000
                                                       -------           -------
           Total debt                                  $40,000           $42,000
                                                       =======           =======

4.    Acquisitions

During April 2004, the Company acquired the remaining 50% working interest in oil and gas properties, including mineral interests, held by a third party under an August 2002 development agreement for $1,000,000 cash and forgiveness of approximately $489,000 in joint interest receivables from such partner. The acquisition furthers the Company's expansion of its energy presence in the mid-continent region of the United States. The acquisition had the following effect on the Company's consolidated financial position.

                                                        April 30,
                                                           2004
                                                       ----------
      Customer receivables                             $ (409,000)
      Other current assets                                (80,000)
      Mineral interest in oil and gas properties        1,110,000
      Oil and gas properties                              379,000
                                                       ----------
           Total cash purchase price                   $1,000,000
                                                       ==========

5.    Foreign Currency Derivatives

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

As of April 30, 2004, the Company held option contracts with an aggregate U.S. dollar notional value of $18,025,000 to hedge the risks associated with forecasted Australian dollar denominated costs in its African operations. The contracts settle in various increments through January 2005. The fair value of the instruments of $391,000 at April 30, 2004, is recorded in other current assets and, net of income taxes of $151,000, in accumulated other comprehensive income. Aggregate gains of $5,000 on foreign currency hedging transactions were recognized for the three months ended April 30, 2004 as the forecasted transactions being hedged occurred and were recorded primarily in cost of revenues in the Company's Consolidated Statements of Income.

6.    Severance Costs

During the second quarter of fiscal 2004, the Company announced involuntary workforce reductions of 189 employees. The actions were primarily necessary to align the Company's cost structure with current market conditions. As of July 31, 2003, the Company had notified all applicable employees affected by these actions. The Company recorded severance and benefit charges of approximately $530,000 related to these actions in the second quarter of fiscal 2004 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."

As of April 30, 2004, the Company had paid $523,000 in costs associated with these workforce reductions. A summary of the severance costs and related activity follows:

                                                      Number of         Amount
                                                      Employees        (in 000's)
                                                      ---------        ----------
Balance February 1, 2003                                   --             $  --
  Charges                                                 189               530
  Payments                                               (187)             (502)
                                                        -----             -----
Balance January 31, 2004                                    2                28
  Charges                                                  --                --
  Payments                                                 (1)              (21)
                                                        -----             -----
Balance April 30, 2004                                      1             $   7
                                                        =====             =====

7.    Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

                                                              Three Months
                                                             Ended April 30,
                                                        ----------------------
                                                           2004          2003
                                                        -------       -------
Net income                                              $ 1,472       $   619
Other comprehensive income (loss), net of taxes;
   Foreign currency translation adjustments              (1,277)          101
   Unrealized loss on available for sale
     investments                                             --            (4)

   Unrealized loss on Swap                                   --           (23)
   Unrealized loss on Exchange Contract                    (616)           --
                                                        -------       -------
   Other comprehensive income (loss)                    $  (421)      $   693
                                                        =======       =======

The components of accumulated other comprehensive loss for the three months ended April 30, 2004 are as follows (in thousands):

                                                   Unrealized    Accumulated
                       Cumulative   Unrecognized   Gain (loss)      Other
                      Translation    Pension      on Exchange  Comprehensive
                       Adjustment   Liability       Contracts      Loss
                      -----------  ------------    ----------- --------------
Balance,
  February 1, 2004    $   (8,701)   $    (1,784)   $      856   $     (9,629)
Period change             (1,277)             -          (616)        (1,893)
                      ----------    -----------    ----------   ------------
Balance,
  April 30, 2004      $   (9,978)   $    (1,784)   $      240   $    (11,522)
                      ==========    ===========    ==========   ============

8.    Employee Benefit Plans

The Company sponsors a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits are computed based mainly on years of service. The Company makes annual contributions to the plan substantially equal to the amounts required to maintain the qualified status of the plans. Contributions are intended to provide for benefits related to past and current service with the Company. Effective December 31, 2003, the Company froze the pension plan and recorded a curtailment loss of approximately $20,000 for the year ended January 31, 2004. Benefits will no longer be accrued after December 31, 2003, and no further employees will be added to the Plan. The Company expects to maintain the assets of the Plan to pay normal benefits accrued through December 31, 2003. Assets of the plan consist primarily of stocks, bonds and government securities.

Net periodic pension cost for the three months ended April 30, 2004 and 2003 includes the following components (in thousands):

                                         Three Months
                                        Ended April 30,
                                       2004          2003
                                     -------       -------
      Service cost                    $   17       $   53
      Interest cost                      110          105
      Expected return on assets         (113)        (104)
      Net amortization                    48           48
                                      ------       ------
        Net periodic pension cost     $   62       $  102
                                      ======       ======

The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset (if applicable). The unrecognized pension cost has been recorded as a charge to consolidated stockholders' equity after giving effect to the related future tax benefit.

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive's defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three months ended April 30, 2004 and 2003 include the following components (in thousands):

                                                  Three Months
                                                 Ended April 30,
                                                2004       2003
                                              -------    -------
      Service cost                            $    25     $    25

      Interest cost                                18          17
                                              -------     -------
        Net periodic pension cost             $    43     $    42
                                              =======     =======

9.    Operating Segments

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

Energy Division

This division primarily focuses on exploration and production of coalbed methane ("CBM") properties in the United States. To date it has been concentrated on projects in the mid-continent region of the United States. Historically, the division has also included service businesses in shallow gas and tar sands exploration drilling, conventional oilfield fishing services and coil tubing fishing services. During fiscal 2004, the division's strategy shifted to focus mainly on resource development rather than providing services to external customers. Accordingly, in January 2004, the Company sold its Canadian drilling unit to Ensign Drilling and its oilfield fishing services to Smith International. The results of operations for these units have been reclassified to discontinued operations for all periods presented (see Note 2). The division is now composed of the Company's CBM development activities and two small, specialty energy service companies.

Revenues and income from continuing operations pertaining to the Company's operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. The Corporate operating loss consists of unallocated corporate expenses, primarily general and administrative functions and incentive compensation. Operating segment revenues and income from continuing operations are summarized as follows (in thousands):

                                                            Three Months
                                                            Ended April 30,
                                                        -----------------------
                                                          2004           2003
                                                        --------       --------
Revenues
   Water resources                                      $ 45,283       $ 38,769
   Mineral exploration                                    24,089         14,056
   Geoconstruction                                         6,090          6,131
   Energy                                                    747            789
                                                        --------       --------
           Total revenues                               $ 76,209       $ 59,745
                                                        ========       ========

Income (loss) from continuing operations
   Water resources                                      $  4,567       $  5,400
   Mineral exploration                                     3,818           (178)
   Geoconstruction                                          (109)           262
   Energy                                                   (971)          (199)
   Unallocated corporate expenses                         (3,546)        (3,233)
   Interest                                                 (683)          (559)
                                                        --------       --------
      Total income from continuing operations           $  3,076       $  1,493
                                                        ========       ========

Geographic Information:
Revenues
   North America                                        $ 58,908       $ 49,018
   Africa/Australia                                       16,250          9,357
   Other foreign                                           1,051          1,370
                                                        --------       --------
      Total revenues                                    $ 76,209       $ 59,745
                                                        ========       ========

10.   Contingencies

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

11.   New Accounting Pronouncements

On April 30, 2004, the FASB staff issued FASB Staff Position (FSP) FAS 141-1 and FAS 142-1, which amends FASB Statement No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The FSP clarifies that mineral rights in oil and gas properties should be classified as tangible assets. This amendment is effective for the first reporting period beginning after April 29, 2004. The adoption of this amendment will not have a significant impact on the Company's results of operations or financial position as the Company's mineral interests in oil and gas properties are recorded as tangible assets.

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

                                          Three Months
                                               Ended           Period-to-Period
                                              April 30,             Change
                                         ------------------
                                          2004        2003       Three Months
                                         -----       -----      --------------
Revenues:
  Water resources                         59.4%       64.9%           16.8
  Mineral exploration                     31.6        23.5            71.4
  Geoconstruction                          8.0        10.3            (0.7)
  Energy                                   1.0         1.3            (5.3)
                                         -----       -----
     Total net revenues                  100.0%      100.0%           27.6
                                         =====       =====
Cost of revenues                          73.7        71.1            32.1
                                         -----       -----
Gross profit                              26.3        28.9            16.3
Selling, general and administrative
  expenses                                18.3        20.9            11.4
Depreciation and amortization              4.2         5.2             4.1
Other income (expense):
  Equity in earnings of affiliates         0.6         0.2             *
  Interest                                (0.9)       (0.9)           22.2
  Other, net                               0.5         0.4            28.4
                                         -----       -----
Income from continuing operations
  before income taxes and minority
  interest                                 4.0         2.5             *
Income tax expense                         2.0         1.4            78.0
Minority interest                          0.0         0.0             *
                                         -----       -----
Net income from continuing operations
  before discontinued operations           2.0         1.0             *
Loss from discontinued operations,
  net of tax                              (0.1)       (0.1)            *
                                         -----       -----
Net income                                 1.9%        1.0%            *
                                         =====       =====

----------------
*    Not meaningful.

Results of Operations
----------------------

Revenues for the three months ended April 30, 2004 increased $16,464,000, or 27.6%, to $76,209,000 compared to $59,745,000 the same period last year. See further discussion of results of operations by division below.

Gross profit as a percentage of revenues was 26.3% for the three months ended April 30, 2004 compared to 28.9% for the three months ended April 30, 2003. The decrease in gross profit percentage was primarily attributable to continued pricing pressures in the water resources division and reduced margins associated with the promotion of certain new water treatment products. The decrease in the water resources division was partially offset by increased margins in the mineral exploration division due to increased activity levels associated with higher gold and base metal prices.

Selling, general and administrative expenses increased to $13,925,000 for the three months ended April 30, 2004 compared to $12,499,000 for the three months ended April 30, 2003. The increase was primarily the result of expenses related to the Company's expansion of its water treatment capabilities and increased expenses associated with the Company's CBM development efforts.

Depreciation and amortization increased to $3,185,000 for the three months ended April 30, 2004 compared to $3,060,000 for the same period last year. The increase was primarily the result of increased depreciation in the mineral exploration division and depletion associated with the Company's CBM projects.

Interest expense increased to $683,000 for the three months ended April 30, 2004 compared to $559,000 for the three months ended April 30, 2003. The increase was primarily a result of increases in the Company's average borrowings for the period.

Income tax expense of $1,538,000 (an effective rate of 50.0%) was recorded for the three months ended April 30, 2004, compared to $864,000 (an effective rate of 57.9%) for the same period last year. The improvement in the effective rate is primarily attributable to improved pre-tax earnings, especially in international operations. The effective rate in excess of the statutory federal rate for the periods was a result of the impact of nondeductible expenses and the tax treatment available for certain foreign operations.

WATER RESOURCES DIVISION
(in thousands)

                                                           Three months ended
                                                                April 30,
                                                        ------------------------
                                                          2004             2003
                                                        -------          -------
Revenues                                                $45,283          $38,769
Income from continuing operations                         4,567            5,400

Water resources revenues increased 16.8% to $45,283,000 from $38,769,000 for the three months ended April 30, 2004 and 2003. The increase in revenues was primarily attributable to the Company's continued efforts to maintain market share, results from the Company's water treatment initiatives and increased infrastructure needs in metropolitan areas of California and Illinois.

Income from continuing operations for the water resources division decreased 15.5% to $4,567,000 for the three months ended April 30, 2004, compared to $5,400,000 for the three months ended April 30, 2003. The decrease in income from continuing operations was the result of the impact of competitive pricing pressures and an increased level of additional costs associated with the Company's water treatment initiatives.

MINERAL EXPLORATION DIVISION
(in thousands)

                                                 Three months ended
                                                      April 30,
                                                 ------------------
                                                  2004        2003
                                                  ----        ----
Revenues                                         $24,089    $14,056
Income (loss) from continuing operations           3,818       (178)

Mineral exploration revenues increased 71.4% to $24,089,000 from $14,056,000 for the three months ended April 30, 2004 and 2003, respectively. The increase was primarily attributable to increased worldwide exploration activity due to higher gold and base metal prices. The largest increases for the Company were in Africa and Australia, partially the result of additional capacity from the DrillCorp asset purchase late in fiscal 2004.

Income from continuing operations for the mineral exploration division was $3,818,000 for the three months ended April 30, 2004, compared to a loss from continuing operations of $178,000 for the three months ended April 30, 2003. The improved earnings in the division were primarily attributable to the increased activity levels noted above and improved earnings by the Company's Latin American affiliates. In the first quarter of last year, the Company incurred increased expenses in Australia to bring equipment into compliance with changes to local transportation regulations, negatively impacting prior year earnings.

GEOCONSTRUCTION DIVISION
(in thousands)

                                                  Three months ended
                                                       April 30,
                                                  ------------------
                                                  2004        2003
                                                  ----        ----
Revenues                                         $6,090       $6,131
Income (loss) from continuing operations           (109)         262

Geoconstruction revenues were essentially flat at $6,090,000 for the three months ended April 30, 2004, compared to $6,131,000 for the three months ended April 30, 2003.

The geoconstruction division had a loss from continuing operations of $109,000 for the three months ended April 30, 2004, compared to income from continuing operations of $262,000 for the three months ended April 30, 2003. The decrease in income from continuing operations was primarily the result of customer delays on certain public sector projects.

ENERGY DIVISION
(in thousands)

                                                  Three months ended
                                                       April 30,
                                                  ------------------
                                                  2004        2003
                                                  ----        ----
Revenues                                          $747         $789
Loss from continuing operations                   (971)        (199)

Energy revenues decreased 5.3% to $747,000 for the three months ended April 30, 2004, compared to revenues of $789,000 for the three months ended April 30, 2003. The decrease in revenue was primarily attributable to a slow first quarter for the division's service businesses, partially offset by increased revenue from the Company's CBM projects.

The loss from continuing operations for the energy division was $971,000 for the three months ended April 30, 2004, compared to $199,000 for the three months ended April 30, 2003. The increased loss for the division was the result of increased costs associated with the Company's CBM development efforts and the slow start to the year in the division's service businesses.

CORPORATE EXPENSES

Corporate expenses not allocated to individual divisions were $3,546,000 for the three months ended April 30, 2004 compared to $3,233,000 for the three months ended April 30, 2003. The increase in unallocated corporate expenses was attributable to increased incentive-related accruals for the mineral exploration division and increased travel-related expenditures.

Changes in Financial Condition
-------------------------------

Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.

The Company's primary sources of liquidity have historically been cash from operations, supplemented by borrowings under its credit facilities. The Company usually experiences a decrease in cash available from operations in the first quarter due to incentive compensation payments and increased working capital requirements principally in the Company's water division as it prepares for the summer drilling season. Cash used in operating activities was $4,521,000 and $3,031,000 for the three months ended April 30, 2004 and 2003, respectively. Cash available at January 31, 2004 was used to fund capital spending during the quarter and the acquisition of a partner's working interest in oil and gas properties for $1,000,000. As of April 30, 2004, the Company had no material commitments outstanding for capital assets.

The Company maintains an agreement (the "Master Shelf Agreement") whereby it can issue up to $60,000,000 in unsecured notes. The Company also holds a revolving credit facility (the "Credit Agreement") composed of an unsecured $30,000,000 revolving facility. Borrowings under the Master Shelf and Credit Agreements were used to refinance borrowings outstanding under the Company's previous credit facilities. At April 30, 2004, the Company had no borrowings outstanding under the Credit Agreement and outstanding notes of $40,000,000 under the Master Shelf Agreement (see Note 3 of the Notes to Consolidated Financial Statements). The remaining $20,000,000 of notes under the Master Shelf Agreement are available for issuance at market rates until July 2005. Issuance of the notes is contingent on, among other things, compliance with financial covenants in the Master Shelf and Credit Agreements. The Company was in compliance with its financial covenants at April 30, 2004 and expects to remain in compliance through the foreseeable future.

The Company's working capital as of April 30, 2004 and January 31, 2004 was $44,101,000 and $52,406,000, respectively. The decrease in working capital at April 30, 2004 was primarily attributable to the use of available cash to fund capital expenditures. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company's operating cash requirements and to fund its budgeted capital expenditures for fiscal 2005.

Operating Activities

Cash used in operating activities, including discontinued operations, increased $1,490,000 to $4,521,000 for the three months ended April 30, 2004. The cash used for operating activities for the three months ended April 30, 2004 included $4,178,000 used in discontinued operations. This was primarily attributable to the payment of lease termination liabilities and closing costs related to the sale of Layne Canada, partially offset by collection of receivables related to Layne Canada. Proceeds from the sale of Layne Canada of approximately $16,000,000 had been received on January 31, 2004. Cash from operations was also negatively impacted by increased inventory levels at the Company's manufacturing subsidiary in Italy due to higher work-in-process balances for pending orders.

Investing Activities

The Company's capital expenditures of $9,509,000 for the three months ended April 30, 2004 were directed primarily toward the Company's expansion into coalbed methane exploration and production, including the acquisition of a joint interest partner's working interest for $1,000,000. The remaining capital expenditures were directed towards expansion and upgrading of the Company's equipment and facilities primarily in the water resources and mineral exploration divisions.

Financing Activities

The Company's financing activities primarily related to the repayment of $2,000,000 under the Company's revolving credit facility and payment of $660,000 for the DrillCorp promissory note.

Critical Accounting Policies and Estimates
-------------------------------------------

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

Our accounting policies are more fully described in Note 1 to the financial statements, located elsewhere in this Form 10-Q and in Note 1 of our Annual Report on Form 10-K for the year ended January 31, 2004. We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not all inclusive.

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

Other Long-lived assets - In evaluating the fair value and future benefits of long-lived assets, including the Company's coalbed methane assets, the Company performs an analysis of the anticipated future net cash flows of the related long-lived assets and reduce their carrying value by the excess, if any, of the result of such calculation. The Company believes at this time that the long-lived assets' carrying values and useful lives continue to be appropriate.

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

The Company's contractual obligations and commercial commitments are summarized as follows:

                                                 Payments/Expiration by Period
                                                Less than                             More than
                                     Total       1 year    1-3 years    4-5 years      5 years
                                    --------    ---------  ---------    ---------    ------------
Contractual Obligations and
  Other Commercial Commitments
   Credit facilities                $ 40,000     $     --   $     --     $ 13,333      $ 26,667
   Operating leases                   15,518        6,222      7,201        1,982           113
   Mineral interest
      obligations                        475          107         96           80           192
   DrillCorp promissory note           2,160        1,440        720           --            --
                                    --------     --------   --------     --------      --------
     Total contractual cash
      obligations                     58,153        7,769      8,017       15,395        26,972
                                    --------     --------   --------     --------      --------
   Standby letters of
      credit                           9,028        9,028         --           --            --
   Asset retirement
      obligations                        122          --          --           --           122
                                    --------    --------    --------     --------      --------
     Total contractual
      obligations and
      commercial commitments        $ 67,303     $ 16,797   $  8,017     $ 15,395      $ 27,094
                                    ========     ========   ========     ========      ========

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt and foreign exchange rates giving rise to translation and transaction gains and losses.

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company's January 31, 2004 Form 10-K. As of April 30, 2004, the $40,000,000 of the Company's debt outstanding is fixed-rate debt. Accordingly, an instantaneous change in interest rates of one percentage point would not significantly impact the Company's annual interest expense.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico and Italy. The operations are described in Note 1 of the Notes to Consolidated Financial Statements appearing in the Company's January 31, 2004 Form 10-K and Note 9 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 13 of the Notes to Consolidated Financial Statements). As of April 30, 2004, the Company held option contracts with an aggregate U.S. dollar notional value of $18,025,000.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not significantly impact income from continuing operations for the three months ended April 30, 2004 and 2003. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

ITEM 4.  Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2004 conducted under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Based on an evaluation of internal controls conducted by management for the period ended April 30, 2004, no significant deficiencies or material weaknesses were identified and the Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.

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

         31(1) - Section 302 Certification of Chief Executive Officer of the
                 Company

         31(2) - Section 302 Certification of Chief Financial Officer of the
                 Company

         32(1) - Section 906 Certification of Chief Executive Officer of the
                 Company

         32(2) - Section 906 Certification of Chief Financial Officer of the
                 Company


      b) Reports on Form 8-K

         Form 8-K filed on March 31, 2004 related to the Company's fiscal year ended January 31, 2004 press release.

                               * * * * * * * * * *


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               Layne Christensen Company
                                                     (Registrant)



DATE: June 7, 2004                             /s/A.B. Schmitt
                                               --------------------------------
                                               A.B. Schmitt, President
                                                 and Chief Executive Officer



DATE: June 7, 2004                             /s/Jerry W. Fanska
                                               --------------------------------
                                               Jerry W. Fanska, Vice President
                                                 Finance and Treasurer