Form 10-Q
period 2004-07-31
LAYNE CHRISTENSEN CO
filed 2004-09-03
CIK 888504

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from __________to

                         Commission File Number 33-48432

                           Layne Christensen Company
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                48-0920712
--------------------------------------     ------------------------------------
      State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

1900 Shawnee Mission Parkway, Mission Woods, Kansas                  66205
---------------------------------------------------                ----------
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

      There were 12,572,506 shares of common stock, $.01 par value per share, outstanding on August 31, 2004.

PART I

ITEM 1. Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                July 31,                January 31,
                                                                  2004                     2004
                                                              -----------               -----------
                                                              (unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                   $    7,294               $   21,602
   Customer receivables, less allowance
     of $4,194 and $4,104, respectively                            61,529                   55,336
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                             14,990                   13,746
   Inventories                                                     14,880                   13,947
   Deferred income taxes                                            9,255                    9,357
   Income taxes receivable                                            220                      724
   Other                                                            4,101                    6,057
                                                               ----------               ----------
              Total current assets                                112,269                  120,769
                                                               ----------               ----------

Property and equipment:
   Land                                                             7,729                    7,861
   Buildings                                                       13,627                   14,648
   Machinery and equipment                                        164,169                  160,327
   Gas transportation facilities and equipment                      3,616                    2,267
   Mineral interest in oil and gas properties                       3,270                    1,441
   Oil and gas properties                                          15,437                   10,376
                                                               ----------               ----------
                                                                  207,848                  196,920
   Less - Accumulated depreciation                               (134,054)                (132,120)
                                                               ----------               ----------
              Net property and equipment                           73,794                   64,800
                                                               ----------               ----------

Other assets:
   Investment in affiliates                                        20,510                   19,239
   Goodwill                                                         2,449                    2,449
   Deferred income taxes                                            5,861                    7,717
   Other                                                            2,852                    2,353
                                                               ----------               ----------
              Total other assets                                   31,672                   31,758
                                                               ----------               ----------

                                                               $  217,735               $  217,327
                                                               ==========               ==========

                 See Notes to Consolidated Financial Statements.

                                                                   - Continued -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                      (in thousands, except per share data)

                                                                July 31,               January 31,
                                                                  2004                    2004
                                                               -----------             -----------
                                                               (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   23,565             $   25,568
   Accrued compensation                                             11,876                 11,925
   Accrued insurance expense                                         6,072                  6,392
   Other accrued expenses                                            8,556                  8,511
   Lease termination costs                                               -                  6,603
   Income taxes payable                                              3,588                    463
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                               8,166                  8,901
                                                                ----------             ----------
           Total current liabilities                                61,823                 68,363
                                                                ----------             ----------

Noncurrent and deferred liabilities:
   Long-term debt                                                   46,100                 42,000
   Accrued insurance expense                                         8,604                  7,690
   Other                                                             4,945                  5,589
                                                                ----------             ----------
           Total noncurrent and deferred liabilities                59,649                 55,279
                                                                ----------             ----------

Contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share,
     5,000,000 shares authorized, none issued and
     outstanding                                                         -                      -
   Common stock, par value $.01 per share, 30,000,000
     shares authorized, 12,572,506 and 12,533,818
     shares issued and outstanding, respectively                       126                    125
   Capital in excess of par value                                   90,115                 89,759
   Retained earnings                                                18,583                 13,458
   Accumulated other comprehensive loss                            (12,561)                (9,629)
   Notes receivable from management stockholders                         -                    (28)
                                                                ----------             ----------
           Total stockholders' equity                               96,263                 93,685
                                                                ----------             ----------

                                                                $  217,735             $  217,327
                                                                ==========             ==========

                 See Notes to Consolidated Financial Statements.

                                                                   - Concluded -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                          Three Months                           Six Months
                                                         Ended July 31,                        Ended July 31,
                                                           (unaudited)                           (unaudited)
                                                  ----------------------------          -----------------------------
                                                       2004            2003                 2004               2003
                                                  ----------       -----------          -----------        -----------
Revenues                                          $   86,186       $   70,188           $  162,395         $  129,933
Cost of revenues (exclusive
   of depreciation shown below)                       62,169           49,769              118,322             92,263
                                                  ----------       ----------           ----------         ----------
Gross profit                                          24,017           20,419               44,073             37,670
Selling, general and
   administrative expenses                            14,471           15,124               28,396             27,623
Depreciation, depletion and
         amortization                                  3,338            2,951                6,523              6,011
Other income (expense):
   Equity in earnings of affiliates                    1,220              608                1,689                700
   Interest                                             (733)            (672)              (1,416)            (1,231)
   Debt extinguishment costs                               -           (2,320)                   -             (2,320)
   Other, net                                            805              219                1,149                487
                                                  ----------       ----------           ----------         ----------
Income before income taxes                             7,500              179               10,576              1,672
Income tax expense                                     3,751              663                5,289              1,527
Minority interest                                          -              107                    -                163
                                                  ----------       ----------           ----------         ----------
Net income (loss) from continuing
   operations before discontinued
   operations                                          3,749             (377)               5,287                308
Loss from discontinued operations,
   net of income tax benefit of $1 and $53
   for the three months ended July 31, 2004
   and 2003, respectively, and $96 and $107
   for the six months ended July 31,
   2004 and 2003, respectively                           (96)             (73)                (162)              (139)
                                                  ----------       ----------           ----------         ----------
Net income (loss)                                 $    3,653       $     (450)          $    5,125         $      169
                                                  ==========       ==========           ==========         ==========
Basic income (loss) per share:
   Net income (loss) from continuing
     operations                                   $     0.30       $    (0.03)          $     0.42         $     0.02
   Loss from discontinued operations,
     net of tax                                        (0.01)           (0.01)               (0.01)             (0.01)
                                                  ----------       ----------           ----------         ----------
   Income (loss) per share                        $     0.29       $    (0.04)          $     0.41         $     0.01
                                                  ==========       ==========           ==========         ==========

Diluted income (loss) per share:
   Net income (loss) from continuing
     operations                                   $     0.29       $    (0.03)          $     0.41         $     0.02
   Loss from discontinued operations,
     net of tax                                        (0.01)           (0.01)               (0.01)             (0.01)
                                                  ----------       ----------           ----------         ----------
   Income (loss) per share                        $     0.28        $   (0.04)          $     0.40         $     0.01
                                                  ==========       ==========           ==========         ==========

Weighted average shares outstanding               12,559,000       11,927,000           12,548,000         11,915,000
Dilutive stock options                               345,000                -              328,000            237,000
                                                  ----------       ----------           ----------         ----------
                                                  12,904,000       11,927,000           12,876,000         12,152,000
                                                  ==========       ==========           ==========         ==========

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                              Six Months
                                                                            Ended July 31,
                                                                        -----------------------
                                                                           2004          2003
                                                                        ---------      --------
                                                                              (unaudited)
Cash flow used in operating activities:
   Net income                                                           $  5,125       $    169
   Adjustments to reconcile net income to cash
     from operations:
       Loss on discontinued operations, net of tax                           162            139
       Depreciation, depletion and amortization                            6,523          6,011
       Deferred income taxes                                                 662             16
       Equity in earnings of affiliates                                   (1,689)          (700)
       Dividends received from foreign affiliates                            671            273
       Loss on extinguishment of debt                                          -          2,320
       Minority interest                                                       -           (163)
       Gain from disposal of property and equipment                       (1,292)          (258)
       Changes in current assets and liabilities:
           Increase in customer receivables                              (14,438)        (8,364)
           Increase in costs and estimated earnings
              in excess of billings on uncompleted contracts              (1,249)        (6,379)
           Increase in inventories                                        (1,042)        (1,070)
           (Increase) decrease in other current assets                     1,834         (1,133)
           Increase in accounts payable and accrued expenses               6,502          3,759
           Increase (decrease) in billings in excess of costs
              and estimated earnings on uncompleted contracts               (717)           512
       Other, net                                                           (185)           127
                                                                        --------       --------
           Cash from (used in) continuing operations                         867         (4,741)
           Cash from (used in) discontinued operations                    (3,899)         1,074
                                                                        --------       --------
           Cash used in operating activities                              (3,032)        (3,667)
                                                                        --------       --------
Cash flow used in investing activities:
   Additions to property and equipment                                    (8,636)        (3,211)
   Additions to gas transportation facilities and equipment               (1,349)           (15)
   Additions to mineral interest in oil and gas properties                  (720)          (360)
   Additions to oil and gas properties                                    (4,609)        (2,835)
   Proceeds from disposal of property and equipment                        2,371            225
   Proceeds from sale of business                                            300              -
   Acquisition of oil and gas working interest                            (1,000)             -
   Acquisition of business                                                     -         (1,150)
   Investment in joint ventures                                             (278)           (40)
                                                                        --------       --------
     Cash used in continuing operations                                  (13,921)        (7,386)
     Cash used in discontinued operations                                      -         (2,635)
                                                                        --------       --------
     Cash used in investing activities                                   (13,921)       (10,021)
                                                                        --------       --------
Cash flow from financing activities:
   Net borrowings under revolving credit facility                          4,100              -
   Issuance of long-term debt                                                  -         40,000
   Repayment of long-term debt                                                 -        (32,370)
   Prepayment penalty on early extinguishment of debt                          -           (671)
   Debt issuance costs                                                         -           (160)
   Payments on DrillCorp promissory note                                  (1,020)             -
   Issuance of common stock                                                  216            562
   Payments on notes receivable from management
     stockholders                                                             28             17
                                                                        --------       --------
   Cash from financing activities                                          3,324          7,378
                                                                        --------       --------
Effects of exchange rate changes on cash                                    (679)           842
                                                                        --------       --------
Net decrease in cash and cash equivalents                                (14,308)        (5,468)
Cash and cash equivalents at beginning of period                          21,602         10,770
                                                                        --------       --------
Cash and cash equivalents at end of period                              $  7,294       $  5,302
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

Through its energy division, the Company engages in the operation, development, production and acquisition of oil and gas properties, principally focusing on coalbed methane gas projects. The Company follows the full-cost method of accounting for these properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. The capitalized costs associated with the Company's oil and gas properties are depleted using the units of production method. Costs associated with production and general corporate activities are expensed in the period incurred. As of July 31, 2004 and January 31, 2004, the Company has capitalized $18,707,000 and $11,817,000, respectively, related to oil and gas properties and mineral interest acquisition costs. The Company has also capitalized $3,616,000 and $2,267,000 as of July 31, 2004 and January 31, 2004, respectively, related to gas transportation facilities and equipment. The Company's projects are in the early stages of completion and the Company does not have sufficient production information by which reserves can be established.

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

Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs. Pro forma net income and earnings per share for the three and six months ended July 31, 2004 and 2003, determined as if the SFAS 123 Method had been applied, are presented in the following table (in thousands, except per share amounts):

                                                  Three Months                  Six Months
                                                 Ended July 31,                Ended July 31,
                                           ---------------------------   ---------------------------
                                               2004           2003           2004           2003
                                           ------------   ------------   ------------   ------------
Net income (loss), as reported             $      3,653   $       (450)  $      5,125   $        169
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of tax                           (17)           (70)           (34)          (147)
                                           ------------   ------------   ------------   ------------
Pro forma net income (loss)                $      3,636   $       (520)  $      5,091   $         22
                                           ============   ============   ============   ============

Income (loss) per share:
   Basic - as reported                     $       0.29           (.04)  $       0.41   $        .01
                                           ============   ============   ============   ============
   Basic - pro forma                       $       0.29           (.04)  $       0.41   $         --
                                           ============   ============   ============   ============

   Diluted - as reported                   $       0.28   $       (.04)  $       0.40   $        .01
                                           ============   ============   ============   ============
   Diluted - pro forma                     $       0.28   $       (.04)  $       0.40   $         --
                                           ============   ============   ============   ============

The amounts paid for income taxes, net of refunds, and interest are as follows (in thousands):

                                   Six Months Ended July 31,
                                 ---------------------------
                                      2004         2003
                                 ------------   ------------
     Income taxes                $        197   $      2,599
     Interest                           1,381          1,135

Supplemental Non-cash Transactions - The Company issued 217,504 shares of common stock at fair market value related to compensation awards during the six months ended July 31, 2003. The Company did not issue shares of common stock related to compensation awards during the six months ended July 31, 2004.

Reclassifications - Certain fiscal 2004 amounts, primarily related to discontinued operations and segment allocation of incentive compensation, have been reclassified to conform with the fiscal 2005 presentation.

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

In connection with the sale of Toledo, the Company recorded a contract termination liability for a long-term lease of the Toledo facilities. The contract termination liability represents the present value of the rental payments specified in the lease reduced by an estimate for sublease rentals (based on market value of similar properties). The Company will record accretion expense due to the passage of time for the difference between the expected lease obligations, net of sublease rentals, and the present value of such operations as a loss from discontinued operations. The present value liability was adjusted during the six months ended July 31, 2004 to reflect lower than anticipated sublease rentals during June and July netted against higher than anticipated sublease rentals during February and March. A summary of the lease liability follows (in thousands):

                                              Amounts
                                            ------------
               February 1, 2004             $        117
               Payments                              (10)
               Accretion                               3
               Adjustments                            25
                                            ------------
               July 31, 2004                $        135
                                            ============

Lease obligations of $163,000, net of sublease rentals, are expected to be paid over the term of the lease which extends to 2008. Payments for the six months ended July 31, 2004 totaled $8,000.

On January 30, 2004, the Company sold its Layne Christensen Canada Ltd. ("Layne Canada") subsidiary for $15,914,000. Layne Canada was a component of the Company's energy segment (see Note 9) and provided drilling services to the shallow gas and unconventional oil and gas markets. The Company recorded a gain on the sale of

$1,652,000, net of income taxes of $994,000 for the year ended January 31, 2004. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Toledo and Layne Canada have been classified as discontinued operations. Revenues and net income (loss) from discontinued operations for the three and six months ended July 31, 2004 and 2003 were as follows (in thousands):

                                            Three Months Ended              Six Months Ended
                                      July 31, 2004   July 31, 2003   July 31, 2004   July 31, 2003
                                      -------------   -------------   -------------   -------------
Revenues:
    Canada                            $           -   $       2,777    $          -   $       8,757
    Toledo                                        -             577               -           1,199
                                      -------------   -------------   -------------   -------------
                 Total                $           -   $       3,354    $          -   $       9,956
                                      =============   =============   =============   =============
Income (loss) from
discontinued operations
before income taxes:
    Canada                            $         (64)  $         190   $        (216)  $         457
    Toledo                                      (33)           (316)            (42)           (703)
                                      -------------   -------------   -------------   -------------
                 Total                $         (97)  $        (126)  $        (258)  $        (246)
                                      =============   =============   =============   =============

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

Concurrent with the signing of the Master Shelf Agreement, the Company closed on a new bank revolving credit facility ("Credit Agreement"). The Credit Agreement is an unsecured $30,000,000 revolving facility to be used for working capital requirements and general corporate purposes. The maximum available under the Credit Agreement is $30,000,000, less any outstanding letter of credit commitments (which are subject to a $15,000,000 sublimit). The Credit Agreement provides interest at variable rates equal to, at the Company's option, a Eurodollar rate plus 1.75% to 2.75% (depending upon certain ratios) or an alternative reference rate as defined in the Credit Agreement. The Credit Agreement will be due and payable on July 31, 2006. On July 31, 2004, there were letters of credit of $10,970,000 outstanding on the Credit Agreement.

The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA, minimum tangible net worth and minimum asset coverage. The Company was in compliance with its covenants as of July 31, 2004.

The Company's previous floating rate debt exposed it to changes in interest rates going forward. During September 2002, the Company entered into an interest rate swap agreement (the "Swap Agreement"), as required by the Previous Loan Facilities. The Swap Agreement effectively converted a portion of the previous term loan to a fixed rate basis, thus reducing the impact of interest rate changes. Upon entering the Master Shelf Agreement, a fixed interest rate contract, the Swap Agreement no longer qualified for hedge accounting and gains and losses related to the Swap Agreement were included in Other, net in the Company's Consolidated Statements of Income as incurred. The Swap Agreement calls for quarterly interest payments which commenced on October 1, 2002, and will terminate September 9, 2004. The Swap Agreement is recorded at its fair market value of $25,000 as of July 31, 2004, in other accrued expenses in the Company's Consolidated Balance Sheets. Debt outstanding as of July 31, 2004 and January 31, 2004 was as follows (in thousands):

                                         July 31,    January 31,
                                          2004         2004
                                       -----------   -----------
Long-term debt:
           Credit Agreement            $     6,100   $     2,000
           Senior Notes                     40,000        40,000
                                       -----------   -----------
                Total long-term debt   $    46,100   $    42,000
                                       ===========   ===========

In connection with refinancing the Previous Loan Facilities on July 31, 2003, the Company recorded debt extinguishment costs of $2,320,000. The costs included a prepayment penalty of $671,000, the write-off of deferred loan costs related to the Previous Loan Facilities of $1,447,000 and the write-off of the unrealized loss on the Company's interest rate swap of $202,000.

4.    Acquisitions

During April 2004, the Company acquired the remaining 50% working interest in oil and gas properties, including mineral interests, held by a third party under an August 2002 development agreement for $1,000,000 cash and forgiveness of approximately $489,000 in joint interest receivables from such partner. The acquisition furthers the Company's expansion of its energy presence in the mid-continent region of the United States. The acquisition had the following effect on the Company's consolidated financial position (in thousands):

                                                       Amounts
                                                       -------
          Customer receivables                         $  (409)
          Other current assets                             (80)
          Mineral interest in oil and gas properties     1,110
          Oil and gas properties                           379
                                                       -------
                 Total cash purchase price             $ 1,000
                                                       =======

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

As of July 31, 2004, the Company held option contracts with an aggregate U.S. dollar notional value of $12,010,000 to hedge the risks associated with forecasted Australian dollar denominated costs in its African operations. The contracts settle in various increments through January 2005. The fair value of the instruments of $95,000 at July 31, 2004, is recorded in other current assets and, net of income taxes of $35,000, in accumulated other comprehensive income. Aggregate losses of $40,000 on foreign currency hedging transactions were recognized for the six months ended July 31, 2004 as the forecasted transactions being hedged occurred and were recorded primarily in cost of revenues in the Company's Consolidated Statements of Income.

6.    Severance Costs

During the second quarter of fiscal 2004, the Company announced involuntary workforce reductions of 189 employees. The actions were primarily necessary to align the Company's cost structure with current market conditions. As of July 31, 2003, the Company had notified all applicable employees affected by these actions. The Company recorded severance and benefit charges of approximately $530,000 related to these actions in the second quarter of fiscal 2004 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." As of July 31, 2004, the Company had paid all costs associated with these workforce reductions. A summary of the severance costs and related activity follows:

                                           Number of     Amount
                                           Employees   (in 000's)
                                           ---------   ----------
     Balance February 1, 2003                      -   $        -
       Charges                                   189          530
       Payments                                 (187)        (502)
                                           ---------   ----------
     Balance January 31, 2004                      2           28
       Payments                                   (2)         (28)
                                           ---------   ----------
     Balance July 31, 2004                         -   $        -
                                           =========   ==========

7.    Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

                                                           Three Months                Six Months
                                                          Ended July 31,              Ended July 31,
                                                      ---------------------       ---------------------
                                                       2004          2003          2004          2003
                                                      -------       -------       -------       -------
Net income (loss)                                     $ 3,653       $  (450)      $ 5,125       $   169
Other comprehensive income (loss), net of taxes:
     Foreign currency translation adjustments            (859)          237        (2,136)          338
     Unrealized loss on available
       for sale investments                                 -            (9)            -           (13)
     Reclassification of unrealized
       loss on swap                                         -           157             -           134
     Unrealized loss on exchange
       contract                                          (180)            -          (796)            -
                                                      -------       -------       -------       -------
Other comprehensive income (loss)                     $ 2,614       $   (65)      $ 2,193       $   628
                                                      =======       =======       =======       =======

The components of accumulated other comprehensive loss for the six months ended July 31, 2004 are as follows (in thousands):

                                                                                Unrealized        Accumulated
                                       Cumulative          Unrecognized         Gain (loss)          Other
                                      Translation            Pension            on Exchange       Comprehensive
                                       Adjustment           Liability            Contracts            Loss
                                      -----------         ------------          -----------       --------------
Balance,
  February 1, 2004                    $   (8,701)          $    (1,784)         $      856        $      (9,629)
Period change                             (2,136)                    -                (796)              (2,932)
                                      ----------           -----------          ----------        -------------
Balance,
  July 31, 2004                       $  (10,837)          $    (1,784)         $       60        $     (12,561)
                                      ==========           ===========          ==========        =======-=====

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

Net periodic pension cost for the three and six months ended July 31, 2004 and 2003 includes the following components (in thousands):

                                                       Three Months                           Six Months
                                                      Ended July 31,                        Ended July 31,
                                                -------------------------            ----------------------------
                                                 2004              2003                2004                2003
                                                -------           -------            ---------          ---------
Service cost                                    $    17           $    53            $     34            $    106
Interest cost                                       110               105                 220                 210
Expected return on assets                          (113)             (104)               (226)               (208)
Net amortization                                     48                48                  96                  96
                                                -------           -------            --------            --------
  Net periodic pension cost                     $    62           $   102            $    124            $    204
                                                =======           =======            ========            ========

The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset (if applicable). The unrecognized pension cost has been recorded as a charge to consolidated stockholders' equity after giving effect to the related future tax benefit.

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive's defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three and six months ended July 31, 2004 and 2003 include the following components (in thousands):

                                                      Three Months                            Six Months
                                                     Ended July 31,                         Ended July 31,
                                                -------------------------            ----------------------------
                                                  2004             2003                2004                2003
                                                -------           -------            --------            --------
Service cost                                    $    25           $    25            $     50            $     50
Interest cost                                        18                17                  36                  34
                                                -------           -------            --------            --------
  Net periodic pension cost                     $    43           $    42            $     86            $     84
                                                =======           =======            ========            ========

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

Energy Division

This division primarily focuses on exploration and production of coalbed methane ("CBM") properties in the United States. To date it has been concentrated on projects in the mid-continent region of the United States. Historically, the division has also included Layne Canada, Toledo and two small specialty energy service companies. During fiscal 2004, the division's strategy shifted to focus mainly on resource development rather than providing services to external customers. Accordingly, in January 2004, the Company sold Layne Canada and Toledo. The results of operations for these units have been reclassified to discontinued operations for all periods presented (see Note 2). The division is now composed of the Company's CBM development activities and the two small specialty energy service companies.

Revenues and income from continuing operations pertaining to the Company's operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions. Previously, the unallocated corporate expenses included incentive compensation expenses for division-level personnel; however, for the second quarter of fiscal 2005, the incentive compensation has been allocated to the segments to reflect a change in division performance evaluation. The comparable period for fiscal 2004 has been reclassified to conform to the current presentation. Operating segment revenues and income from continuing operations are summarized as follows (in thousands):

                                          Three Months                     Six Months
                                          Ended July 31,                  Ended July 31,
                                    -------------------------       -------------------------
                                      2004            2003            2004            2003
                                    ---------       ---------       ---------       ---------
Revenues
     Water resources                $  47,918       $  44,607       $  93,201       $  83,376
     Mineral exploration               26,153          16,836          50,242          30,892
     Geoconstruction                   10,949           8,221          17,039          14,352
     Energy                             1,166             524           1,913           1,313
                                    ---------       ---------       ---------       ---------
         Total revenues             $  86,186       $  70,188       $ 162,395       $ 129,933
                                    =========       =========       =========       =========
Income (loss) from
   continuing operations
     Water resources                $   6,299       $   4,807       $  10,330       $   9,510
     Mineral exploration                3,705           1,213           7,227           1,003
     Geoconstruction                    1,654           1,068           1,519           1,272
     Energy                                (1)           (176)         (1,019)           (546)
     Unallocated corporate
       expenses                        (3,424)         (3,741)         (6,065)         (6,016)
     Debt extinguishment costs              -          (2,320)              -          (2,320)
     Interest                            (733)           (672)         (1,416)         (1,231)
                                    ---------       ---------       ---------       ---------
         Total income from
         continuing operations      $   7,500       $     179       $  10,576       $   1,672
                                    =========       =========       =========       =========
Geographic Information:
Revenues
     North America                  $  66,152       $  57,342       $ 125,060       $ 106,360
     Africa/Australia                  17,133          10,760          33,383          20,117
     Other foreign                      2,901           2,086           3,952           3,456
                                    ---------       ---------       ---------       ---------
         Total revenues             $  86,186       $  70,188       $ 162,395       $ 129,933
                                    =========       =========       =========       =========

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

11.   New Accounting Pronouncements

On April 30, 2004, the FASB staff issued FASB Staff Position (FSP) FAS 141-1 and FAS 142-1, which amends FASB Statement No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The FSP clarifies that mineral rights in oil and gas properties should be classified as tangible assets. This amendment is effective for the first reporting period beginning after April 29, 2004. The adoption of this amendment did not have a significant impact on the Company's results of operations or financial position as the Company's mineral interests in oil and gas properties are recorded as tangible assets.

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


                                            Three Months           Six Months             Period-to-Period
                                           Ended July 31,         Ended July 31,              Change
                                         -----------------       -----------------       ----------------
                                                                                          Three      Six
                                         2004         2003        2004       2003        Months    Months
                                         ----         ----        ----       ----        ------    ------
Revenues:
   Water resources                        55.6%       63.6%       57.4%       64.2%       7.4      11.8
   Mineral exploration                    30.3        24.0        30.9        23.8       55.3      62.6
   Geoconstruction                        12.7        11.7        10.5        11.0       33.2      18.7
   Energy                                  1.4         0.7         1.2         1.0         *       45.7
                                         -----       -----       -----       -----
       Total net revenues                100.0%      100.0%      100.0%      100.0%      22.8      25.0
                                         =====       =====       =====       =====
Cost of revenues                          72.1        70.9        72.9        71.0       24.9      28.2
                                         -----       -----       -----       -----
Gross profit                              27.9        29.1        27.1        29.0       17.6      17.0
Selling, general and
   administrative expenses                16.8        21.5        17.5        21.3       (4.3)      2.8
Depreciation, depletion and
   amortization                            3.9         4.2         4.0         4.6       13.1       8.5
Other income (expense):
   Equity in earnings of
      affiliates                           1.4         0.9         1.0         0.5         *         *
   Interest                               (0.8)       (1.0)       (0.8)       (0.9)       9.1      15.0
   Debt extinguishment costs               0.0        (3.3)        0.0        (1.8)        *         *
   Other, net                              0.9         0.3         0.7         0.4         *         *
                                         -----       -----       -----       -----
Income from continuing
   operations before income
   taxes and minority interest             8.7         0.3         6.5         1.3         *         *
Income tax expense                         4.4         1.0         3.2         1.2         *         *
Minority interest                          0.0         0.2         0.0         0.1         *         *
                                         -----       -----       -----       -----
Net income (loss) from
   continuing operations before
   discontinued operations                 4.3        (0.5)        3.3         0.2         *         *
Loss from discontinued operations,
   net of tax                             (0.1)       (0.1)       (0.1)       (0.1)      31.5      16.5
                                         -----       -----       -----       -----
Net Income (loss)                          4.2%       (0.6)%       3.2%        0.1%        *         *
                                         =====       =====       =====       =====

----------
* Not meaningful.

Results of Operations

Revenues for the three months ended July 31, 2004 increased $15,998,000, or 22.8%, to $86,186,000 while revenues for the six months ended July 31, 2003 increased $32,462,000, or 25.0%, to $162,395,000 from the same periods last year. See further discussion of results of operations by division below.

Gross profit as a percentage of revenues was 27.9% and 27.1% for the three and six months ended July 31, 2004 compared to 29.1% and 29.0% for the three and six months ended July 31, 2003. The decreases in gross profit percentage were primarily attributable to continued pricing pressures from municipal customers in the water resources division along with reduced margins associated with the promotion of certain new water treatment products. The decreases in the water resources division margins were partially offset by increased margins in the mineral exploration division due to increased exploration activity because of higher gold and base metal prices.

Selling, general and administrative expenses decreased to $14,471,000 for the three months ended July 31, 2004 and increased to $28,396,000 for the six months ended July 31, 2004 compared to $15,124,000 and $27,623,000 for the three and six months ended July 31, 2003. Excluding severance-related benefits of $1,244,000 accrued in the second quarter of fiscal 2004 (see Note 6 of the Notes to Consolidated Financial Statements), the increase for both the three and six month periods was primarily related to the Company's expansion of its water treatment capabilities, increased expenses associated with the Company's CBM development efforts and incremental costs of approximately $650,000 for the implementation of Sarbanes-Oxley requirements.

Depreciation, depletion and amortization increased to $3,338,000 and $6,523,000 for the three and six months ended July 31, 2004 compared to $2,951,000 and $6,011,000 for the same periods last year. The increase was primarily a result of increased depreciation in the mineral exploration division and depletion associated with the Company's CBM projects.

The Company recorded a loss on extinguishment of debt of $2,320,000 for the three and six months ended July 31, 2003. The loss represents prepayment penalties and the write-off of associated deferred fees in connection with refinancing of the Company's credit facilities in July 2003.

Income tax expense of $3,751,000 and $5,289,000 were recorded for the three and six months ended July 31, 2004, compared to $663,000 and $1,527,000 for the same periods last year. The debt extinguishment costs recorded in the second quarter of fiscal 2004 were treated as discrete period items for interim tax accounting purposes, which resulted in the recording of a tax benefit at the statutory tax rate. Exclusive of the impact of the tax treatment of the debt extinguishment costs in July 2003, the effective rate was 50% for the six months ended July 31, 2004 compared to 60.7% for the same period last year. The improvement in the effective rate is primarily attributable to improved earnings in international operations. The effective rate in excess of the statutory federal rate was a result of the impact of nondeductible expenses and the tax treatment of certain foreign operations.

WATER RESOURCES DIVISION
(in thousands)

                                     Three months ended        Six months ended
                                           July 31,                July 31,
                                     -------------------     -------------------
                                      2004        2003         2004        2003
                                     -------     -------     -------     -------
Revenues                             $47,918     $44,607     $93,201     $83,376
Income from continuing operation       6,299       4,807      10,330       9,510

Water resources revenues increased 7.4% to $47,918,000, and 11.8% to $93,201,000, for the three and six months ended July 31, 2004, respectively. The increases were primarily attributable to the Company's continued efforts to maintain market share, results from the Company's water treatment initiatives and increased infrastructure needs in metropolitan areas of California and Illinois.

Income from continuing operations for the water resources division increased 31.0% to $6,299,000 for the three months ended July 31, 2004, and 8.6% to $10,330,000 for the six months ended July 31, 2004 compared to $4,807,000 and $9,510,000 for the three and six months ended July 31, 2003. The increases in income from continuing operations were primarily the result of the incremental earnings impact from increases in revenues.

MINERAL EXPLORATION DIVISION
(in thousands)

                                      Three months ended      Six months ended
                                           July 31                July 31,
                                      -------------------    -------------------
                                        2004       2003        2004         2003
                                      -------     -------    -------     -------

Revenues                              $26,153     $16,836    $50,242     $30,892
Income from continuing operations       3,705       1,213      7,227       1,003

Mineral exploration revenues increased 55.3% to $26,153,000 and 62.6% to $50,242,000 for the three and six months ended July 31, 2004 compared to revenues of $16,836,000 and $30,892,000 for the three and six months ended July 31, 2003. The increase for the periods was primarily the result of increased exploration activity in the Company's markets due to higher gold and base metal prices. Additionally, increases in Africa were partially the result of capacity from the purchase of DrillCorp assets late in fiscal 2004.

Income from continuing operations for the mineral exploration division was $3,705,000 for the three months ended July 31, 2004 and $7,227,000 for the six months ended July 31, 2004, compared to $1,213,000 and $1,003,000 for the three and six months ended July 31, 2003. The improved earnings in the division were primarily attributable to the increased activity levels noted above and improved earnings by the Company's Latin American affiliates. In addition, in the prior year, the Company incurred increased expenses in Australia to bring equipment into compliance with changes to local transportation regulations.

GEOCONSTRUCTION DIVISION
(in thousands)

                                      Three months ended      Six months ended
                                           July 31                July 31,
                                      ------------------     -------------------
                                        2004       2003        2004        2003
                                      -------     -------    -------     -------
Revenues                              $10,949     $8,221     $17,039     $14,352
Income from continuing operations       1,654      1,068       1,519       1,272

Geoconstruction revenues increased 33.2% to $10,949,000 and 18.7% to $17,039,000 for the three and six months ended July 31, 2004 compared to $8,221,000 and $14,352,000 for the three and six months ended July 31, 2003. The increases in revenues were primarily attributable to certain large domestic projects and increased product sales by the Company's manufacturing unit in Italy.

Income from continuing operations for the geoconstruction division increased 54.9% to $1,654,000 for the three months ended July 31, 2004, and 19.4% to $1,519,000 for the six months ended July 31, 2004 compared to $1,068,000 and $1,272,000 for the three and six months ended July 31, 2003. The increases in income from continuing operations were primarily the result of the incremental earnings impact from increases in revenues.

ENERGY DIVISION
(in thousands)

                                    Three months ended       Six months ended
                                          July 31                July 31,
                                    --------------------    --------------------
                                      2004        2003        2004         2003
                                    -------      -----      -------      -------
Revenues                            $ 1,166      $ 524      $ 1,913      $ 1,313
Loss from continuing operations          (1)      (176)      (1,019)        (546)

Energy revenues increased 122.5% to $1,166,000 and 45.7% to 1,913,000 for the three and six months ended July 31, 2004, compared to revenues of $524,000 and $1,313,000 for the three and six months ended July 31, 2003. Increased production from the Company's CBM projects resulted in the increases in revenues for the three and six months ended July 31, 2004 compared to the same periods last year.

Losses from continuing operations for the energy division were $1,000 and $1,019,000 for the three and six months ended July 31, 2004 compared to $176,000 and $546,000 for the three and six months ended July 31, 2003. The loss for the three months ended July 31, 2004 included a gain on the sale of exploration equipment of approximately $906,000. Excluding the gain, the loss from continuing operations would have been $907,000 and $1,925,000 for the three and six months ended July 31, 2004, respectively, and was primarily a result of increased expenses associated with exploration and development activity and a slow first half of the year in the division's energy service businesses.

Unallocated corporate expenses decreased to $3,424,000 for the three months ended July 31, 2004 and increased to $6,065,000 for the six months ended July 31, 2004 compared to $3,741,000 and $6,016,000 for the three and six months ended July 31, 2003. Excluding severance-related costs of approximately $800,000 included in the second quarter of fiscal 2004, the increases for both the three and six month periods were primarily due to incremental costs of approximately $650,000 for the implementation of Sarbanes-Oxley requirements and higher travel-related expenses.

Operating segment revenues and income from continuing operations are summarized as follows (in thousands):

                                         Three Months                 Six Months
                                        Ended July 31,              Ended July 31,
                                   ----------------------      -----------------------
                                     2004          2003           2004           2003
                                   --------      --------      ---------      ---------
Revenues
     Water resources               $ 47,918      $ 44,607      $  93,201      $  83,376
     Mineral exploration             26,153        16,836         50,242         30,892
     Geoconstruction                 10,949         8,221         17,039         14,352
     Energy                           1,166           524          1,913          1,313
                                   --------      --------      ---------      ---------
         Total revenues            $ 86,186      $ 70,188      $ 162,395      $ 129,933
                                   ========      ========      =========      =========

Income (loss) from
   continuing operations
     Water resources               $  6,299      $  4,807      $  10,330      $   9,510
     Mineral exploration              3,705         1,213          7,227          1,003
     Geoconstruction                  1,654         1,068          1,519          1,272
     Energy                              (1)         (176)        (1,019)          (546)
     Unallocated corporate
       expenses                      (3,424)       (3,741)        (6,065)        (6,016)
     Debt extinguishment costs           --        (2,320)            --         (2,320)
     Interest                          (733)         (672)        (1,416)        (1,231)
                                   --------      --------      ---------      ---------
         Total income from
         continuing operations     $  7,500      $    179      $  10,576      $   1,672
                                   ========      ========      =========      =========

CHANGES IN FINANCIAL CONDITION

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

The Company maintains an agreement (the "Master Shelf Agreement") whereby it can issue up to $60,000,000 in unsecured notes. The Company also holds a revolving credit facility (the "Credit Agreement") composed of an unsecured $30,000,000 revolving facility. Borrowings under the Master Shelf and Credit Agreements were used to refinance borrowings outstanding under the Company's previous credit facilities. At July 31, 2004, the Company had $6,100,000 of borrowings outstanding under the Credit Agreement and outstanding notes of $40,000,000 under the Master Shelf Agreement (see Note 3 of the Notes to Consolidated Financial Statements). The remaining $20,000,000 of notes under the Master Shelf Agreement are available for issuance at market rates until July 2005. Issuance of the notes is contingent on, among other things, compliance with financial covenants in the Master Shelf and Credit Agreements. The Company was in compliance with its financial covenants at July 31, 2004 and expects to remain in compliance through the foreseeable future.

The Company's working capital as of July 31, 2004 and January 31, 2004 was $50,446,000 and $52,406,000, respectively. The decrease in working capital at July 31, 2004 was primarily attributable to the use of available cash to fund capital expenditures. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company's operating cash requirements and to fund its budgeted capital expenditures for fiscal 2005. At

July 31, 2004, the Company had no material commitments outstanding for capital assets.

Operating Activities

Cash used in operating activities, including discontinued operations, decreased to $3,032,000 for the six months ended July 31, 2004 from $3,667,000 from the same period last year. The cash used for operating activities for the six months ended July 31, 2004 included $3,899,000 used in discontinued operations. This was primarily attributable to the payment of lease termination liabilities and closing costs related to the sale of Layne Canada, partially offset by collection of receivables related to Layne Canada. Proceeds from the sale of Layne Canada of approximately $16,000,000 had been received on January 31, 2004.

Cash from continuing operations increased to $867,000 for the six months ended July 31, 2004 compared to cash used in operations of $4,741,000 for the same period in the prior year. The increase in cash from continuing operations was primarily a result of the improved earnings from operations for the six months ended July 31, 2004 compared to the same period last year.

Investing Activities

The Company's capital expenditures of $16,314,000 for the six months ended July 31, 2004 were directed primarily toward the Company's expansion into coalbed methane exploration and production, including the acquisition of a joint interest partner's working interest for $1,000,000. The remaining capital expenditures were directed towards expansion and upgrading of the Company's equipment and facilities primarily in the water resources and mineral exploration divisions.

Additionally, the Company sold certain equipment for total proceeds of $2,371,000, which was reinvested in the Company for ongoing working capital requirements and capital expenditures.

Financing Activities

The Company's financing activities primarily related to borrowings of $4,100,000 under the Company's revolving credit facility to fund working capital requirements, capital expenditures and payment of $1,020,000 for the DrillCorp promissory note.

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

The Company's contractual obligations and commercial commitments are summarized as follows:

                                                                Payments/Expiration by Period
                                                          Less than                                  More than
                                              Total         1 year      1-3 years      4-5 years      5 years
                                             --------     ---------     --------       ---------     ---------
Contractual obligations and
   other commercial commitments
     Credit facilities                       $ 46,100     $       -     $   6,100      $  13,333     $  26,667
     Operating leases                          18,099         6,641         7,488          3,423           547
     Mineral interest
        Obligations                               472            92            99             80           201
     DrillCorp promissory note                  1,800         1,440           360              -             -
                                             --------     ---------     ---------      ---------     ---------
       Total contractual cash
        obligations                            66,471         8,173        14,047         16,836        27,415
     Standby letters of credit                 10,970        10,970             -              -             -
     Asset retirement
        obligations                               173             -             -              -           173
                                             --------     ---------     ---------      ---------     ---------
       Total contractual
        obligations and
        commercial commitments               $ 77,614     $  19,143     $  14,047      $  16,836     $  27,588
                                             ========     =========     =========      =========     =========

ITEM  3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt and foreign exchange rates giving rise to translation and transaction gains and losses.

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company's January 31, 2004 Form 10-K. As of July 31, 2004, the $46,100,000 of the Company's debt outstanding is fixed-rate debt. Accordingly, an instantaneous change in interest rates of one percentage point would not significantly impact the Company's annual interest expense.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico and Italy. The operations are described in Note 1 of the Notes to Consolidated Financial Statements appearing in the Company's January 31, 2004 Form 10-K and Note 9 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 5 of the Notes to Consolidated Financial Statements). As of July 31, 2004, the Company held option contracts with an aggregate U.S. dollar notional value of $12,010,000.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not significantly impact income from continuing operations for the three and six months ended July 31, 2004 and 2003. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

ITEM  4. Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended July 31, 2004 conducted under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Based on an evaluation of internal controls conducted by management for the period ended July 31, 2004, no significant deficiencies or material weaknesses were identified and the Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.

                                     PART II

ITEM  1 - Legal Proceedings

      NONE

ITEM  2 - Changes in Securities

      NOT   APPLICABLE

ITEM  3 - Defaults Upon Senior Securities

      NOT   APPLICABLE

ITEM  4 - Submission of Matters to a Vote of Security Holders

      An annual meeting of stockholders was held on June 3, 2004. Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:

      a) Election of J. Samuel Butler as a Class III Director to hold office for a term expiring at the 2007 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

    For                   Against                 Withheld Authority
-----------               -------                 ------------------
11,684,845                   0                          297,916

      b) Election of Warren G. Lichtenstein as a Class III Director to hold office for a term expiring at the 2007 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

    For                   Against                 Withheld Authority
-----------               -------                 ------------------
11,710,136                   0                          272,625

      c) Election of Nelson Obus as a Class III Director to hold office for a term expiring at the 2007 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

   For                    Against                 Withheld Authority
-----------               -------                 ------------------
11,680,847                   0                          301,914

      d) Approval of the Layne Christensen Company Amended and Restated 2002 Stock Option Plan:

   For                    Against                 Withheld Authority
-----------               -------                 ------------------
 6,905,078                927,600                        16,684

      e) Ratification and approval of the selection of the accounting firm of Deloitte and Touche LLP as the independent auditors of the Company for the fiscal year ended January 31, 2005:

   For                    Against                 Withheld Authority
-----------               -------                 ------------------
11,939,542                42,119                         1,100

ITEM  5 - Other Information

      NONE

ITEM  6 - Exhibits and Reports on Form 8-K

a)    Exhibits

      **10(20) Layne Christensen Company 2002 Stock Option Plan (Amended and Restated) (April 26, 2004).

      **10(21) Form of Nonqualified Stock Option Agreement (2002) between the Company and Directors of the Company effective June 3, 2004.

      **10(22) Form of Incentive Stock Option Agreement (2002) between the Company and Management of the Company effective June 3, 2004.

      **10(23) Form of Nonqualified Stock Option Agreement (2002) between the Company and Management of the Company effective June 3, 2004.

      **10(24) Layne Christensen Company Deferred Compensation Plan for Directors (Amended and Restated) April 26, 2004.

      31(1)-    Section 302 Certification of Chief Executive Officer of the
                Company

      31(2)-    Section 302 Certification of Chief Financial Officer of the
                Company

      32(1)-    Section 906 Certification of Chief Executive Officer of the
                Company

      32(2)-    Section 906 Certification of Chief Financial Officer of the
                Company

b)    Reports on Form 8-K

      Form 8-K filed on June 2, 2004 related to the Company's first quarter press release.

                               * * * * * * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Layne Christensen Company
                                             -----------------------------------
                                                     (Registrant)

DATE: September 3, 2004                      /s/ A.B. Schmitt
                                             -----------------------------------
                                             A.B. Schmitt, President
                                               and Chief Executive Officer

DATE: September 3, 2004                      /s/ Jerry W. Fanska
                                             -----------------------------------
                                             Jerry W. Fanska, Vice President
                                               Finance and Treasurer