Form 10-Q
period 2004-10-31
LAYNE CHRISTENSEN CO
filed 2004-12-10
CIK 888504

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2004

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        For the transition period from       to
                                                       -----
                         Commission File Number 33-48432

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

                               Not Applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

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

      There were 12,599,444 shares of common stock, $.01 par value per share, outstanding on December 7, 2004.

                                     PART I

ITEM 1. Financial Statements

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                   October 31,    January 31,
                                                      2004            2004
                                                   -----------    -----------
                                                   (unaudited)
ASSETS

   Current assets:
   Cash and cash equivalents                       $    13,482    $    21,602
   Customer receivables, less allowance
     of $4,512 and $4,104, respectively                 61,291         55,336
   Costs and estimated earnings in excess of
     billings on uncompleted contracts                  13,627         13,746
   Inventories                                          16,093         13,947
   Deferred income taxes                                10,852          9,357
   Income taxes receivable                                 285            724
   Other                                                 4,186          6,057
                                                   -----------    -----------
              Total current assets                     119,816        120,769
                                                   -----------    -----------

Property and equipment:
   Land                                                  7,580          7,861
   Buildings                                            14,001         14,648
   Machinery and equipment                             174,896        160,327
   Gas transportation facilities and equipment           5,809          2,267
   Mineral interest in oil and gas properties            3,553          1,441
   Oil and gas properties                               19,035         10,376
                                                   -----------    -----------
                                                       224,874        196,920
   Less - Accumulated depreciation and depletion      (136,583)      (132,120)
                                                   -----------    -----------
              Net property and equipment                88,291         64,800
                                                   -----------    -----------

Other assets:
   Investment in affiliates                             20,556         19,239
   Goodwill                                              8,024          2,449
   Deferred income taxes                                 7,554          7,717
   Other                                                 2,736          2,353
                                                   -----------    -----------
              Total other assets                        38,870         31,758
                                                   -----------    -----------

                                                   $   246,977    $   217,327
                                                   ===========    ===========

                 See Notes to Consolidated Financial Statements.

                                                                   - Continued -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (Continued)
                 (in thousands, except share and per share data)

                                                        October 31,    January 31,
                                                           2004           2004
                                                        -----------    -----------
                                                        (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                     $    23,977    $    25,568
   Accrued compensation                                      13,595         11,925
   Accrued insurance expense                                  6,527          6,392
   Other accrued expenses                                    10,008          8,511
   Lease termination costs                                        -          6,603
   Income taxes payable                                       7,436            463
   Billings in excess of costs and estimated
     earnings on uncompleted contracts                        9,230          8,901
                                                        -----------    -----------
           Total current liabilities                         70,773         68,363
                                                        -----------    -----------

Noncurrent and deferred liabilities:
   Long-term debt                                            60,000         42,000
   Accrued insurance expense                                  8,604          7,690
   Other                                                      5,148          5,589
                                                        -----------    -----------
           Total noncurrent and deferred liabilities         73,752         55,279
                                                        -----------    -----------

Contingencies

Stockholders' equity:
   Preferred stock, par value $.01 per share,
     5,000,000 shares authorized, none issued and
     outstanding                                                  -              -
   Common stock, par value $.01 per share, 30,000,000
     shares authorized, 12,599,444 and 12,533,818
     shares issued and outstanding, respectively                126            125
   Capital in excess of par value                            90,515         89,759
   Retained earnings                                         22,041         13,458
   Accumulated other comprehensive loss                      (9,879)        (9,629)
   Unearned compensation                                       (351)             -
   Notes receivable from management stockholders                  -            (28)
                                                        -----------    -----------
           Total stockholders' equity                       102,452         93,685
                                                        -----------    -----------
                                                        $   246,977    $   217,327
                                                        ===========    ===========

                 See Notes to Consolidated Financial Statements.

                                                                   - Concluded -

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (in thousands, except share and per share data)

                                                      Three Months                     Nine Months
                                                    Ended October 31,               Ended October 31,
                                                       (unaudited)                     (unaudited)
                                              ----------------------------    ----------------------------
                                                  2004            2003            2004            2003
                                              ------------    ------------    ------------    ------------
Revenues                                      $     91,480    $     69,860    $    253,875    $    199,793
Cost of revenues (exclusive
   of depreciation shown below)                     66,201          50,812         184,523         143,075
                                              ------------    ------------    ------------    ------------
Gross profit                                        25,279          19,048          69,352          56,718
Selling, general and
   administrative expenses                          15,048          13,066          43,444          40,689
Depreciation, depletion and
   amortization                                      3,592           2,788          10,115           8,799
Other income (expense):
   Equity in earnings of affiliates                    449              23           2,138             723
   Interest                                           (841)           (687)         (2,257)         (1,918)
   Debt extinguishment costs                             -               -               -          (2,320)
   Other income (expense), net                          86             (42)          1,235             445
                                              ------------    ------------    ------------    ------------
Income from continuing operations
   before income taxes and
   minority interest                                 6,333           2,488          16,909           4,160
Income tax expense                                   2,827           1,488           8,116           3,015
Minority interest                                        1            (163)              1               -
                                              ------------    ------------    ------------    ------------
Net income from continuing operations
   before discontinued operations                    3,507             837           8,794           1,145
Loss from discontinued operations,
   net of income tax benefit of $29 and
   $194 for the three months ended
   October 31, 2004 and 2003, respectively,
   and $125 and $301 for the nine
   months ended October 31,
   2004 and 2003, respectively                         (49)           (333)           (211)           (472)
Gain on sale of discontinued
   operations, net of income taxes
   of $23                                                -              37               -              37
                                              ------------    ------------    ------------    ------------
Net income                                    $      3,458    $        541    $      8,583    $        710
                                              ============    ============    ============    ============
Basic income (loss) per share:
   Net income from continuing
       operations                             $       0.28    $       0.07    $       0.70    $       0.10

   Loss from discontinued operations,
       net of income taxes                               -           (0.03)          (0.02)          (0.04)
                                              ------------    ------------    ------------    ------------
   Net income per share                       $       0.28    $       0.04    $       0.68    $       0.06
                                              ============    ============    ============    ============
Diluted income (loss) per share:
   Net income from continuing
       operations                             $       0.27    $       0.07    $       0.68    $       0.09
   Loss from discontinued operations,
       net of income taxes                               -           (0.03)          (0.02)          (0.03)
                                              ------------    ------------    ------------    ------------

Net income per share                          $       0.27    $       0.04    $       0.66    $       0.06
                                              ============    ============    ============    ============

Weighted average shares outstanding             12,574,000      12,039,000      12,556,000      11,957,000
Dilutive stock options                             335,000         266,000         352,000         230,000
                                              ------------    ------------    ------------    ------------
                                                12,909,000      12,305,000      12,908,000      12,187,000
                                              ============    ============    ============    ============

                 See Notes to Consolidated Financial Statements.

                   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (in thousands)

                                                                  Nine Months
                                                               Ended October 31,
                                                              --------------------
                                                                2004        2003
                                                              --------    --------
                                                                  (unaudited)
Cash flow from operating activities:
   Net income                                                 $  8,583    $    710
   Adjustments to reconcile net income to cash
     from operations:
       Loss on discontinued operations, net of tax                 211         435
       Depreciation, depletion and amortization                 10,115       8,799
       Deferred income taxes                                      (849)        365
       Equity in earnings of affiliates                         (2,138)       (723)
       Dividends received from foreign affiliates                1,043         605
       Minority interest                                            (1)          -
       Loss on extinguishment of debt                                -       2,320
       Gain from disposal of property and equipment             (1,574)       (199)
       Changes in current assets and liabilities:
           Increase in customer receivables                    (14,945)     (4,794)
           (Increase) decrease in costs and estimated
              earnings in excess of billings on uncompleted
              contracts                                            242      (5,516)
           Increase in inventories                              (1,528)     (1,471)
           (Increase) decrease in other current assets           1,710      (2,388)
           Increase in accounts payable and accrued expenses    13,703       3,424
           Increase in billings in excess of costs and
              estimated earnings on uncompleted contracts          359         844
       Other, net                                                   25         462
                                                              --------    --------
           Cash from continuing operations                      14,956       2,873
           Cash from (used in) discontinued operations          (3,277)        837
                                                              --------    --------
           Cash from operating activities                       11,679       3,710
                                                              --------    --------
Cash flow used in investing activities:
   Additions to property and equipment                         (12,444)     (6,007)
   Additions to gas transportation facilities and equipment     (1,757)        (37)
   Additions to mineral interest in properties                  (1,003)       (496)
   Additions to oil and gas properties                          (7,083)     (5,112)
   Proceeds from disposal of property and equipment              2,945         117
   Proceeds from sale of business                                  300           -
   Acquisition of business                                     (14,743)     (1,150)
   Acquisition of gas transportation facilities and
     equipment                                                    (654)          -
   Acquisition of oil and gas working interest                  (2,728)          -
   Investment in joint ventures                                   (274)        (40)
                                                              --------    --------
     Cash used in investing activities from continuing
       operations                                              (37,441)    (12,725)
     Cash used in discontinued operations                            -      (2,778)
                                                              --------    --------
   Cash used in investing activities                           (37,441)    (15,503)
                                                              --------    --------
Cash flow from financing activities:
   Net repayments under revolving facility                      (2,000)          -
   Issuance of long-term debt                                   20,000      40,000
   Repayment of long-term debt                                       -     (32,370)
   Prepayment penalty on early extinguishment of debt                -        (671)
   Debt issuance costs                                               -        (160)
   Payments on DrillCorp promissory note                        (1,380)          -
   Payments on notes receivable from management
     stockholders                                                   28          17
   Issuance of common stock                                        239       1,403
                                                              --------    --------
   Cash from financing activities                               16,887       8,219
                                                              --------    --------
Effects of exchange rate changes on cash                           755       1,061
                                                              --------    --------
Net decrease in cash and cash equivalents                       (8,120)     (2,513)
Cash and cash equivalents at beginning of period                21,602      10,770
                                                              --------    --------
Cash and cash equivalents at end of period                    $ 13,482    $  8,257
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

Through its energy division, the Company engages in the operation, development, production and acquisition of oil and gas properties, principally focusing on coalbed methane gas projects. The Company follows the full-cost method of accounting for these properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. The capitalized costs associated with the Company's oil and gas properties are depleted using the units of production method. Costs associated with production and general corporate activities are expensed in the period incurred. As of October 31, 2004 and January 31, 2004, the Company has capitalized $22,588,000 and $11,817,000, respectively, related to oil and gas properties and mineral interest acquisition costs. The Company has also capitalized $5,809,000 and

$2,267,000 as of October 31, 2004 and January 31, 2004, respectively, related to gas transportation facilities and equipment.

The Company follows SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, which requires all derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Under SFAS 133, the Company accounts for its hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in accumulated other comprehensive income in stockholders' equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives change in fair value, if any, is immediately recognized in operations (see Note 5 for disclosure regarding the fair value of foreign currency derivative instruments).

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

Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the "SFAS 123 Method") or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the "APB 25 Method"). The Company uses the APB 25 Method to account for its stock-based compensation programs. Pro forma net income and earnings per share for the three and nine months ended October 31, 2004 and 2003, determined as if the SFAS 123 Method had been applied, are presented in the following table (in thousands, except per share amounts):

                                            Three Months                Nine Months
                                          Ended October 31,           Ended October 31,
                                       ------------------------    ------------------------
                                          2004          2003          2004          2003
                                       ----------    ----------    ----------    ----------
Net income, as reported                $    3,458    $      541    $    8,583    $      710
Deduct:  Total stock-based employee
   compensation expense determined
   under fair value based method for
   all awards, net of tax                     (14)          (21)          (48)         (111)
                                       ----------    ----------    ----------    ----------
Pro forma net income                   $    3,444    $      520    $    8,535    $      599
                                       ==========    ==========    ==========    ==========
Income per share:
   Basic - as reported                 $     0.28    $     0.04    $     0.68    $     0.06
                                       ==========    ==========    ==========    ==========
   Basic - pro forma                   $     0.27    $     0.04    $     0.68    $     0.05
                                       ==========    ==========    ==========    ==========
   Diluted - as reported               $     0.27    $     0.04    $     0.66    $     0.06
                                       ==========    ==========    ==========    ==========
   Diluted - pro forma                 $     0.27    $     0.04    $     0.66    $     0.05
                                       ==========    ==========    ==========    ==========

The amounts paid for income taxes, net of refunds, and interest are as follows (in thousands):

                  Nine Months Ended October 31,
                  -----------------------------
                   2004                  2003
                  -------              --------
Income taxes      $ 1,099              $  2,801
Interest            2,132                 1,771

Supplemental Non-cash Transactions - The Company issued 217,504 shares of common stock at fair market value related to compensation awards during the nine months ended October 31, 2003. In connection with the Beylik acquisition (see Note 4), the Company issued 24,576 shares of restricted common stock during the nine months ended October 31, 2004. The shares have a fair market value of $375,000 and vest over two years. The value will be recognized as compensation expense over the vesting period.

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

In connection with the sale of Toledo, the Company recorded a contract termination liability for a long-term lease of the Toledo facilities. The contract termination liability represents the present value of the rental payments specified in the lease reduced by an estimate for sublease rentals (based on market value of similar properties). The Company will record accretion expense due to the passage of time for the difference between the expected lease obligations, net of sublease rentals, and the present value of such operations as a loss from discontinued operations. The present value liability was adjusted during the nine months ended October 31, 2004 to reflect lower than anticipated sublease rentals during June and July netted against higher than anticipated sublease rentals during February and March. A summary of the lease liability follows (in thousands):

                   Amounts
                   -------
February 1, 2004   $   117
Payments               (19)
Accretion                5
Adjustments             25
                   -------
October 31, 2004   $   128
                   =======

Lease obligations of $163,000, net of sublease rentals, are expected to be paid over the term of the lease which extends to 2008. Payments for the nine months ended October 31, 2004 totaled approximately $14,000.

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

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for Toledo and Layne Canada have been classified as discontinued operations. Revenues and net income (loss) from discontinued operations for the three and nine months ended October 31, 2004 and 2003 were as follows (in thousands):

                               Three Months Ended            Nine Months Ended
                           October 31,    October 31,    October 31,    October 31,
                              2004           2003           2004           2003
                           -----------    -----------    -----------    -----------
Revenues:
    Canada                 $         -    $     2,916     $        -    $    11,673
    Toledo                           -            781              -          1,980
                           -----------    -----------    -----------    -----------
           Total           $         -    $     3,697     $        -    $    13,653
                           ===========    ===========    ===========    ===========

Income (loss) from
 discontinued operations
 before income taxes:
    Canada                 $       (78)   $      (392)   $      (294)   $        65
    Toledo                           -           (135)           (42)          (838)
                           -----------    -----------    -----------    -----------
           Total           $       (78)   $      (527)   $      (336)   $      (773)
                           ===========    ===========    ===========    ===========

3. Indebtedness

On July 31, 2003, the Company entered into an agreement ("Master Shelf Agreement") whereby it could issue up to $60,000,000 in unsecured notes. Upon closing, the Company issued $40,000,000 of notes ("Senior Notes") under the Master Shelf Agreement. The Senior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000 beginning July 31, 2008. Proceeds from issuance of the Senior Notes were used to refinance borrowings outstanding under the Company's previous term loan and revolving credit facility ("Previous Loan Facilities"). The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004. The additional Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011 with annual principal payments of $6,667,000 beginning September 29, 2009. Proceeds of the issuance were used to finance the acquisition of Beylik Drilling and Pump Services, Inc. (see Note 4) and general corporate purposes.

Concurrent with the signing of the Master Shelf Agreement, the Company closed on a new bank revolving credit facility ("Credit Agreement"). The Credit Agreement is an unsecured $30,000,000 revolving facility to be used for working capital requirements and general corporate purposes. The maximum available under the Credit Agreement is $30,000,000, less any outstanding letter of credit commitments (which are subject to a $15,000,000 sublimit). The Credit Agreement provides interest at variable rates equal to, at the Company's option, a Eurodollar rate plus 1.75% to 2.75% (depending upon certain ratios) or an alternative reference rate as defined in the Credit Agreement. The Credit Agreement will be due and payable on July 31, 2006. On October 31, 2004, there were letters of credit of $10,976,000 outstanding on the Credit Agreement.

The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA, minimum tangible net worth and minimum asset coverage. The Company was in compliance with its covenants as of October 31, 2004.

The Company's previous floating rate debt exposed it to changes in interest rates going forward. During September 2002, the Company entered into an interest rate swap agreement (the "Swap Agreement"), as required by the Previous Loan Facilities. The Swap Agreement effectively converted a portion of the previous variable rate loan to a fixed rate basis, thus reducing the impact of interest rate changes. Upon entering the Master Shelf Agreement, a fixed interest rate contract, the Swap Agreement no longer qualified for hedge accounting and gains and losses related to the Swap Agreement were included in Other, net in the Company's Consolidated Statements of Income as incurred. The Swap Agreement terminated on September 9, 2004 and is no longer outstanding. Debt outstanding as of October 31, 2004 and January 31, 2004 was as follows (in thousands):

                                     October 31,    January 31,
                                        2004           2004
                                     -----------    -----------
Long-term debt:
         Credit Agreement            $         -    $     2,000
         Senior Notes                     60,000         40,000
                                     -----------    -----------
              Total long-term debt   $    60,000    $    42,000
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

4. Acquisitions

On October 1, 2004, the Company acquired substantially all the assets of Beylik Drilling and Pump Service, Inc. ("Beylik"), a water drilling business located in California, for cash of $13,750,000 plus acquisition costs of $993,000. Working in conjunction with the Company's current California locations, the acquisition significantly strengthened the Company's water resources presence on the West Coast. Based on the Company's preliminary allocation of the purchase price, the acquisition had the following effect on the Company's consolidated financial position (in thousands):

                                               Amounts
                                               -------
Property, plant and equipment                  $ 8,383
Inventories                                        659
Costs and estimated earnings in
 excess of billings on uncompleted contracts       126
Goodwill                                         5,575
                                               -------
       Total purchase price                    $14,743
                                               =======

Assuming Beylik had been acquired as of the beginning of the period and included in the accompanying consolidated statements of income, unaudited pro forma consolidated revenues, net income from continuing operations, net income (loss) and net income per share would have been as follows (in thousands, except per share amounts):

                                 Three Months Ended             Nine Months Ended
                             October 31,    October 31,    October 31,    October 31,
                                2004           2003           2004           2003
                             -----------    -----------    -----------    -----------
Revenues                     $    96,550    $    73,465    $   267,221    $   213,415
Net income from
  continuing operations            3,313            721          8,655            416
Net income (loss)                  3,264            425          8,444            (19)
Basic earnings per share
  from continuing
    operations               $      0.26    $      0.06    $      0.69    $      0.03
                             ===========    ===========    ===========    ===========
Diluted earnings per share
   from continuing
   operations                $      0.26    $      0.06    $      0.67    $      0.03
                             ===========    ===========    ===========    ===========
Basic earnings per share     $      0.26    $      0.04    $      0.67    $         -
                             ===========    ===========    ===========    ===========
Diluted earnings per share   $      0.25    $      0.03    $      0.65    $         -
                             ===========    ===========    ===========    ===========

The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition were made as of those dates or of results that may occur in the future. Pro forma results includes adjustments for interest expense on the portion of the $20,000,000 additional Senior Notes issued under the Master Shelf Agreement to fund the acquisition and depreciation on acquisition adjustments related to acquired property, plant and equipment.

In September 2004, the Company purchased 75% of various gas wells, saltwater disposal wells and a pipeline from a working interest partner. As consideration for the purchase, the Company paid approximately $2,382,000 in cash. Concurrent with the acquisition in September, the Company contributed the acquired pipeline assets and $685,000 of existing gas gathering assets to a newly formed pipeline company, owned 75% by the Company and 25% by the working interest partner. The Company consolidates the newly formed entity and accordingly recorded an initial minority interest liability of $446,000.

In April 2004, the Company acquired the remaining 50% working interest in oil and gas properties, including mineral interests, held by a working interest partner under an August 2002 development agreement for $1,000,000 cash and forgiveness of approximately $489,000 in joint interest receivables from such partner.

The September and April acquisitions further the Company's expansion of its energy presence in the mid-continent region of the United States. The acquisitions did not have significant effect on the Company's results of operations or cash flows. The acquisitions had the following effect on the Company's consolidated financial position (in thousands):

                                              Amounts
                                              -------
Gas transportation facilities and equipment   $   654
Mineral interest in oil and gas properties      1,110
Oil and gas properties                          2,107
                                              -------
       Total purchase price                   $ 3,871
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

As of October 31, 2004, the Company held option contracts with an aggregate U.S. dollar notional value of $6,000,000 to hedge the risks associated with forecasted Australian dollar denominated costs in its African operations. The contracts settle in various increments through January 2005. The fair value of the instruments of $89,000 at October 31, 2004, is recorded in other current assets and, net of income taxes of $33,000, in accumulated other comprehensive income. Aggregate losses of $179,000 on foreign currency hedging transactions were recognized for the nine months ended October 31, 2004 as the forecasted transactions being hedged occurred and were recorded primarily in cost of revenues in the Company's Consolidated Statements of Income.

Additionally, the Company's energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery collar contracts to manage natural gas price risk for a portion of its production. As of October 31, 2004, the Company had committed to deliver 608,000 million British Thermal Units ("MMBtu") of natural gas through October 2005. The floor and ceiling prices on these contracts range from $6.30 to $9.65 per MMBtu.

In accordance with SFAS 133, the fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues on the contracts are recognized as the natural gas is delivered under the terms of the contracts.

6. Severance Costs

During the second quarter of fiscal 2004, the Company announced involuntary workforce reductions of 189 employees. The actions were primarily necessary to align the Company's cost structure with current market conditions. As of July 31, 2003, the Company had notified all applicable employees affected by these actions.

The Company recorded severance and benefit charges of approximately $530,000 related to these actions in the second quarter of fiscal 2004 in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." As of October 31, 2004, the Company had paid all costs associated with these workforce reductions. A summary of the severance costs and related activity follows:

                           Number of     Amount
                           Employees   (in 000's)
                           ---------   ---------
Balance February 1, 2003           -   $       -
  Charges                        189         530
  Payments                      (187)       (502)
                           ---------   ---------
Balance January 31, 2004           2          28
  Payments                        (2)        (28)
                           ---------   ---------
Balance October 31, 2004           -   $       -
                           =========   =========

7. Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

                                              Three Months          Nine Months
                                            Ended October 31,     Ended October 31,
                                           ------------------    ------------------
                                            2004       2003       2004       2003
                                           -------    -------    -------    -------
Net income                                 $ 3,458    $   541    $ 8,583    $   710
Other comprehensive income (loss),
   net of taxes:
     Foreign currency translation
       adjustments                           2,685        528        549        866
     Unrealized gain on available
       for sale investments                      -         55          -         42
     Reclassification of unrealized
      loss on swap                               -          -          -        134
   Unrealized loss on exchange contracts        (3)         -       (799)         -
                                           -------    -------    -------    -------
   Other comprehensive income              $ 6,140    $ 1,124    $ 8,333    $ 1,752
                                           =======    =======    =======    =======

The components of accumulated other comprehensive income (loss) for the nine months ended October 31, 2004 are as follows (in thousands):

                                    Unrealized    Accumulated
                     Cumulative    Unrecognized    Gain (loss)        Other
                     Translation     Pension       on Exchange    Comprehensive
                     Adjustment      Liability      Contracts          Loss
                     -----------   ------------   ------------    --------------
Balance,
  February 1, 2004   $    (8,701)  $     (1,784)  $        856    $       (9,629)
Period change                550              -           (800)             (250)
                     -----------   ------------   ------------    --------------
Balance,
  October 31, 2004   $    (8,151)  $     (1,784)  $         56    $       (9,879)
                     ===========   ============   ============    ==============

8. Employee Benefit Plans

The Company sponsors a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits are computed based mainly on years of service. The Company makes annual contributions to the plan substantially equal to the amounts required to maintain the qualified status of the plans. Contributions are intended to provide for benefits related to past and current service with the Company. Effective December 31, 2003, the Company froze the pension plan and recorded a curtailment loss of approximately $20,000 for the year ended January 31, 2004. Benefit levels were frozen as of December 31, 2003, and no further employees will be added to the Plan. The Company expects to maintain the assets of the Plan to pay normal benefits accrued through December 31, 2003. Assets of the plan consist primarily of stocks, bonds and government securities.

Net periodic pension cost for the three and nine months ended October 31, 2004 and 2003 includes the following components (in thousands):

                                    Three Months            Nine Months
                                 Ended October 31,        Ended October 31,
                                --------------------    --------------------
                                  2004        2003        2004        2003
                                --------    --------    --------    --------
Service cost                    $     17    $     53    $     51    $    159
Interest cost                        110         105         330         315
Expected return on assets           (113)       (104)       (339)       (312)
Net amortization                      48          48         144         144
                                --------    --------    --------    --------
    Net periodic pension cost   $     62    $    102    $    186    $    306
                                ========    ========    ========    ========

The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset (if applicable). The unrecognized pension cost has been recorded as a charge to consolidated stockholders' equity after giving effect to the related future tax benefit.

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive's defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three and nine months ended October 31, 2004 and 2003 include the following components (in thousands):

                                 Three Months          Nine Months
                              Ended October 31,     Ended October 31,
                              ------------------    ------------------
                                2004       2003       2004       2003
                              -------    -------    -------    -------
Service cost                  $    25    $    25    $    75    $    75
Interest cost                      18         17         54         51
                              -------    -------    -------    -------
  Net periodic pension cost   $    43    $    42    $   129    $   126
                              =======    =======    =======    =======

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

Revenues and income from continuing operations pertaining to the Company's operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions. Previously, the unallocated corporate expenses included incentive compensation expenses for division-level personnel; however, beginning in the second quarter of fiscal 2005, the incentive compensation has been allocated to the segments to reflect a change in division performance evaluation. All periods presented have been reclassified to conform to the current presentation. Operating segment revenues and income from continuing operations are summarized as follows (in thousands):

                              Three Months            Nine Months
                            Ended October 31,       Ended October 31,
                           --------------------    --------------------
                             2004        2003        2004        2003
                           --------    --------    --------    --------
Revenues
     Water resources       $ 51,852    $ 43,818    $145,058    $127,191
     Mineral exploration     27,448      18,353      77,690      49,245
     Geoconstruction         10,475       6,921      27,514      21,273
     Energy                   1,705         768       3,613       2,084
                           --------    --------    --------    --------
         Total revenues    $ 91,480    $ 69,860    $253,875    $199,793
                           ========    ========    ========    ========

                                     Three Months             Nine Months
                                   Ended October 31,       Ended October 31,
                                 --------------------    ----------------------
                                   2004        2003         2004        2003
                                 --------    --------    ---------    ---------
Income (loss) from
   continuing operations
     Water resources             $  7,167    $  5,128    $  17,497    $  14,642
     Mineral exploration            3,027         754       10,254        1,798
     Geoconstruction                  918         167        2,437        1,440
     Energy                          (625)       (270)      (1,644)        (978)
     Unallocated corporate
       expenses                    (3,313)     (2,604)      (9,378)      (8,504)
     Debt extinguishment costs          -           -            -       (2,320)
     Interest                        (841)       (687)      (2,257)      (1,918)
                                 --------    --------    ---------    ---------
         Total income from
         continuing operations   $  6,333    $  2,488    $  16,909    $   4,160
                                 ========    ========    =========    =========
Geographic Information:
Revenues
     North America               $ 72,711    $ 56,713    $ 197,771    $ 163,073
     Africa/Australia              17,240      11,645       50,623       31,762
     Other foreign                  1,529       1,502        5,481        4,958
                                 --------    --------    ---------    ---------
         Total revenues          $ 91,480    $ 69,860    $ 253,875    $ 199,793
                                 ========    ========    =========    =========

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

In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 ("SAB 106") regarding the application of FASB Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), by oil and gas producing companies following the full cost accounting method. SAB 106 provides interpretive responses related to (1) computing the full cost ceiling to avoid double-counting the expected future outflows associated with asset retirement obligations, (2) required disclosures relating to the interaction of SFAS 143 and the full cost rules and (3) the impact of SFAS 143 on the calculation of depreciation and amortization. SAB 106 is effective as of the beginning of the first fiscal quarter beginning after October 4, 2004. The adoption of SAB 106 is not expected to have a significant impact on the Company's results of operations or financial position.

ITEM 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements are those concerning the strategic plans, expectations and objectives for future operations and are generally indicated by words or phrases such as "anticipate," "estimate," "project," "believe," "intend", "expect," "plan" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various commodities, unanticipated slowdowns in the Company's major markets, the risks and uncertainties normally incident to the exploration for and development and production of oil and gas, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

                                        Three Months           Nine Months
                                            Ended                 Ended           Period-to-Period
                                         October 31,           October 31,             Change
                                      -----------------     -----------------     ----------------
                                                                                   Three     Nine
                                       2004       2003       2004       2003      Months    Months
                                      ------     ------     ------     ------     ------    ------
Revenues:
   Water resources                      56.7%      62.7%      57.1%      63.7%      18.3      14.0
   Mineral exploration                  30.0       26.3       30.6       24.7       49.6      57.8
   Geoconstruction                      11.4        9.9       10.9       10.6       51.4      29.3
   Energy                                1.9        1.1        1.4        1.0      122.0      73.4
                                      ------     ------     ------     ------
       Total net revenues              100.0%     100.0%     100.0%     100.0%      30.9      27.1
Cost of revenues                        72.4       72.7       72.7       71.6       30.3      29.0
                                      ------     ------     ------     ------
Gross profit                            27.6       27.3       27.3       28.4       32.7      22.3
Selling, general and
   administrative expenses              16.4       18.7       17.1       20.4       15.2       6.8
Depreciation and amortization            3.9        4.0        4.0        4.4       28.8      15.0
Other income (expense):
   Equity in earnings of affiliates      0.5          -        0.8        0.4        *         *
   Interest                             (0.9)      (1.0)      (0.8)      (0.9)      22.4      17.7
   Debt extinguishment costs               -          -          -       (1.2)       *         *
   Other income (expense), net             -          -        0.5        0.2        *         *
                                      ------     ------     ------     ------
Income from continuing operations
   before income taxes and
   minority interest                     6.9        3.6        6.7        2.0        *         *
Income tax expense                       3.1        2.2        3.2        1.5        *         *
Minority interest                          -       (0.2)         -          -        *         *
                                      ------     ------     ------     ------
Net income from continuing
   operations before discontinued
   operations                            3.8        1.2        3.5        0.5        *         *
Loss from discontinued operations,
   net of income taxes                     -       (0.4)      (0.1)      (0.1)       *         *
                                      ------     ------     ------     ------
Net income (loss)                        3.8%       0.8%       3.4%       0.4%       *         *
                                      ======     ======     ======     ======

------------------
      * Not meaningful.

Results of Operations

Revenues for the three months ended October 31, 2004 increased $21,620,000, or 30.9%, to $91,480,000 while revenues for the nine months ended October 31, 2004 increased $54,082,000, or 27.1%, to $253,875,000 from the same periods last year. See further discussion of results of operations by division below.

Gross profit as a percentage of revenues was 27.6% and 27.3% for the three and nine months ended October 31, 2004 compared to 27.3% and 28.4% for the three and nine months ended October 31, 2003. The decrease in gross profit percentage for the nine-month period was primarily attributable to continued pricing pressures in the water resources division along with reduced margins associated with the promotion of certain new water treatment products. The decrease in the water resources division margins was partially offset by increased margins in the mineral exploration division due to increased activity because of higher gold and base metal prices.

Selling, general and administrative expenses were $15,048,000 for the three months ended October 31, 2004 and $43,444,000 for the nine months ended October 31, 2004 (16.4% and 17.1% of revenues, respectively) compared to $13,066,000 and $40,689,000 for the three and nine months ended October 31, 2003 (18.7% and 20.4% of revenues, respectively). The increase in selling, general and administrative expenses for the periods was primarily related to the Company's expansion of its water treatment capabilities, increased expenses associated with the Company's CBM development efforts and incremental costs of approximately $275,000 for the three months and $925,000 for the nine months associated with the implementation of Sarbanes-Oxley requirements.

Depreciation, depletion and amortization increased to $3,592,000 and $10,115,000 for the three and nine months ended October 31, 2004 compared to $2,788,000 and $8,799,000 for the same periods last year. The increases were primarily a result of increased depletion associated with the expansion of Company's CBM operations and increased depreciation from new asset additions in the mineral exploration division due to increased demand and the water resources division to expand its water treatment capabilities.

The Company recorded a loss on extinguishment of debt of $2,320,000 for the nine months ended October 31, 2003. The loss represents prepayment penalties and the write-off of associated deferred fees in connection with refinancing of the Company's debts.

Other income (expense), net was income of $86,000 for the three months ended October 31, 2004, compared to an expense of $42,000 in the prior year, and income of $1,235,000 for the nine months ended October 31, 2004, compared to income of $445,000 in the prior year. The increase in income for both periods was primarily due to gains on sales of property, plant and equipment in fiscal 2005.

Income tax expense for continuing operations of $2,827,000 and $8,116,000 was recorded for the three and nine months ended October 31, 2004 compared to $1,488,000 and $3,015,000 for the same periods last year. The expense for the three months ended October 31, 2004, was impacted by a reduction in the Company's estimate of its effective tax rate for the year from 50% to 48%. The effective rate was 48.0% for the nine months ended October 31, 2004 compared to 72.5% for the same period last year. The improvement in the effective rate was primarily attributable to improved earnings, especially in international operations, and the treatment of debt extinguishment costs as discrete period items in the second quarter of fiscal 2004. The remaining difference between the effective rate of 48% and the statutory federal rate of 34% was a result of the impact of nondeductible expenses and the tax treatment of certain foreign operations.

WATER RESOURCES DIVISION
(in thousands)

                                     Three Months Ended      Nine Months Ended
                                         October 31,            October 31,
                                    --------------------    --------------------
                                      2004        2003        2004        2003
                                    --------    --------    --------    --------
Revenues                            $ 51,852    $ 43,818    $145,058    $127,191
Income from continuing operations      7,167       5,128      17,497      14,642

Water resources revenue increased 18.3% to $51,852,000 for the three months ended October 31, 2004 and 14.0% to $145,058,000 for the nine months ended October 31, 2004 compared to $43,818,000 and $127,191,000 for the three and nine months ended October 31, 2003. The increases were primarily attributable to the improvements in municipal spending, results from the Company's water treatment initiatives and increased infrastructure needs in metropolitan areas, primarily in the western United States.

Income from continuing operations for the water resources division was $7,167,000 and $17,497,000 for the three and nine months ended October 31, 2004 compared to $5,128,000 and $14,642,000 for the three and nine months ended October 31, 2003. The increase in income from continuing operations for the three and nine months ended October 31, 2004 was primarily the combination of increased gross profit associated with the increase in revenues and essentially flat selling, general and administrative expenses. The impact of the relatively fixed selling, general and administrative expenses was a higher income from continuing operations as a percentage of revenues in both the three and nine month periods.

MINERAL EXPLORATION DIVISION
(in thousands)

                                     Three Months Ended       Nine Months Ended
                                         October 31,             October 31,
                                    --------------------    --------------------
                                      2004        2003        2004        2003
                                    --------    --------    --------    --------
Revenues                            $ 27,448    $ 18,353    $ 77,690    $ 49,245
Income from continuing operations      3,027         754      10,254       1,798

Mineral exploration revenues increased 49.6% to $27,448,000 and 57.8% to $77,690,000 for the three and nine months ended October 31, 2004 compared to revenues of $18,353,000 and $49,245,000 for the three and nine months ended October 31, 2003. The increases for the periods were primarily the result of increased exploration activity in the Company's markets due to higher gold and base metal prices.

Income from continuing operations for the mineral exploration division was $3,027,000 and $10,524,000 for the three and nine months ended October 31, 2004, compared to $754,000 and $1,798,000 for the three and nine months ended October 31, 2003. The improved earnings in the division were primarily attributable to the increased activity levels noted above and increased earnings by the Company's Latin American affiliates. The improvements in earnings were partially offset by increased incentive compensation costs and additional depreciation on new asset additions.

GEOCONSTRUCTION DIVISION
(in thousands)

                                     Three Months Ended      Nine Months Ended
                                        October 31,              October 31,
                                    --------------------    --------------------
                                      2004        2003        2004        2003
                                    --------    --------    --------    --------
Revenues                            $ 10,475    $  6,921    $ 27,514    $ 21,273
Income from continuing operations        918         167       2,437       1,440

Geoconstruction revenues increased 51.4% to $10,475,000 and 29.3% to $27,514,000 for the three and nine months ended October 31, 2004 compared to $6,921,000 and $21,273,000 for the three and nine months ended October 31, 2003. The increases in revenues were primarily attributable to certain larger than normal domestic projects and increased product sales by the Company's manufacturing unit in Italy.

The geoconstruction division had income from continuing operations of $918,000 and $2,437,000 for the three and nine months ended October 31, 2004 compared to $167,000 and $1,440,000 for the three and nine months ended October 31, 2003. The increases were primarily a result of the income from the larger domestic projects noted above, improved gross profit margins and increased income from the product sales of the manufacturing unit in Italy.

ENERGY DIVISION
(in thousands)

                                   Three Months Ended      Nine Months Ended
                                       October 31,            October 31,
                                  --------------------    --------------------
                                    2004        2003        2004        2003
                                  --------    --------    --------    --------
Revenues                          $  1,705    $    768    $  3,613    $  2,084
Loss from continuing operations       (625)       (270)     (1,644)       (978)

Energy revenues increased 122.0% to $1,705,000 and 73.4% to $3,613,000 for the three and nine months ended October 31, 2004 compared to revenues of $768,000 and $2,084,000 for the three and nine months ended October 31, 2003. Increased production from the Company's CBM projects resulted in the increases in revenues compared to the same periods last year.

Losses from continuing operations for the energy division were $625,000 and $1,644,000 for the three and nine months ended October 31, 2004 compared to $270,000 and $978,000 for the three and nine months ended October 31, 2003. The increase in the loss from continuing operations for each period was primarily a result of increased expenses associated with exploration and development activities For the Company's CBM properties. The loss for the nine-month period ended October 31, 2004 was partially offset by a gain on the sale of exploration equipment of approximately $906,000.

UNALLOCATED CORPORATE EXPENSES

Unallocated corporate expenses were $3,313,000 and $9,378,000 for the three and nine months ended October 31, 2004 compared to $2,604,000 and $8,504,000 for the three and nine months ended October 31, 2003. The increase in the three month period was primarily due to increased costs of approximately $275,000 associated with the implementation of Sarbanes-Oxley requirements and other increases in professional fees. The increase for the nine months was primarily due to increased costs of approximately $925,000 associated with the Sarbanes-Oxley implementation and higher travel expenses.

Operating segment revenues and income from continuing operations are summarized as follows (in thousands):

                                      Three Months              Nine Months
                                    Ended October 31,         Ended October 31,
                                 ----------------------    ----------------------
                                    2004         2003         2004         2003
                                 ---------    ---------    ---------    ---------
Revenues
     Water resources             $  51,852    $  43,818    $ 145,058    $ 127,191
     Mineral exploration            27,448       18,353       77,690       49,245
     Geoconstruction                10,475        6,921       27,514       21,273
     Energy                          1,705          768        3,613        2,084
                                 ---------    ---------    ---------    ---------
        Total revenues           $  91,480    $  69,860    $ 253,875    $ 199,793
                                 =========    =========    =========    =========
Income (loss) from
   continuing operations
     Water resources             $   7,167    $   5,128    $  17,497    $  14,642
     Mineral exploration             3,027          754       10,254        1,798
     Geoconstruction                   918          167        2,437        1,440
     Energy                           (625)        (270)      (1,644)        (978)
     Unallocated corporate
       expenses                     (3,313)      (2,604)      (9,378)      (8,504)
     Debt extinguishment costs           -            -            -       (2,320)
     Interest                         (841)        (687)      (2,257)      (1,918)
                                 ---------    ---------    ---------    ---------
        Total income from
         continuing operations   $   6,333    $   2,488    $  16,909    $   4,160
                                 =========    =========    =========    =========

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

The Company maintains an agreement (the "Master Shelf Agreement") whereby it can issue up to $60,000,000 in unsecured notes. The Company also holds a revolving credit facility (the "Credit Agreement") composed of an unsecured $30,000,000 revolving facility. Borrowings under the Master Shelf and Credit Agreements were used to refinance borrowings outstanding under the Company's previous credit facilities. At October 31, 2004, the Company had outstanding notes of $60,000,000 under the Master Shelf Agreement (see Note 3 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at October 31, 2004 and expects to remain in compliance through the foreseeable future.

The Company's working capital as of October 31, 2004 and January 31, 2004 was $48,916,000 and $52,406,000, respectively. The decrease in working capital at October 31, 2004 was primarily attributable to the use of available cash to fund capital expenditures and an increase in current income taxes payable as a result of the Company's increased profitability. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company's operating cash requirements and to fund its budgeted capital expenditures for fiscal 2005. At October 31, 2004, the Company had no material commitments outstanding for capital assets.

Operating Activities

Cash from operating activities, including discontinued operations, increased to $11,679,000 for the nine months ended October 31, 2004 from $3,710,000 for the same period last year. The cash from operating activities for the nine months ended October 31, 2004 included $3,277,000 used in discontinued operations. This was primarily attributable to the payment of lease termination liabilities and closing costs related to the sale of Layne Canada, partially offset by collection of receivables related to Layne Canada. Proceeds from the sale of Layne Canada of approximately $16,000,000 had been received on January 31, 2004.

Cash from continuing operations increased to $14,956,000 for the nine months ended October 31, 2004 compared to cash from operations of $2,873,000 for the same period in the prior year. The increase in cash from continuing operations was primarily a result of the improved earnings from operations for the nine months ended October 31, 2004 compared to the same period last year.

Investing Activities

The Company's capital expenditures of $22,287,000 for the nine months ended October 31, 2004 were directed primarily toward the Company's expansion into coalbed methane ("CBM") exploration and production including acquisitions of two CBM oil and gas projects totaling $2,728,000 and the acquisition of a 75% interest in gas transportation facilities and equipment for $654,000. In addition, the Company acquired the assets of Beylik Drilling and Pump Service, Inc. ("Beylik") for total proceeds of $14,743,000. The remaining expenditures were directed towards expansion and upgrading of the Company's equipment and facilities primarily in the water resources and mineral exploration divisions.

Additionally, the Company sold certain equipment for total proceeds of $2,945,000, which were reinvested in the Company for ongoing working capital requirements and capital expenditures.

Financing Activities

The Company's financing activities primarily related to borrowings of $20,000,000 from the issuance of Senior Notes under the Master Shelf Agreement to fund the acquisitions of Beylik and CBM-related assets totaling $18,125,000. In addition, the borrowings were used for working capital requirements, capital expenditures and the payment of $1,380,000 for the DrillCorp promissory note.

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

The Company's contractual obligations and commercial commitments are summarized as follows (in thousands):

                                                 Payments/Expiration by Period
                                               Less than                              More than
                                    Total        1 year     1-3 years    4-5 years     5 years
                                  ---------    ---------    ---------    ---------    ---------
Contractual obligations and
   other commercial commitments
     Credit facilities            $  60,000     $      -     $      -    $  33,332    $  26,668
     Operating leases                21,454       10,001        6,989        3,628          836
     Mineral interest
       obligations                      441           64           96           80          201
     DrillCorp promissory note        1,440        1,440            -            -            -
                                  ---------    ---------    ---------    ---------    ---------
       Total contractual cash
         obligations                 83,335       11,505        7,085       37,040       27,705
     Standby letters of credit       10,976       10,976            -            -            -
     Asset retirement
       obligations                      248            -            -            -          248
                                  ---------    ---------    ---------    ---------    ---------
       Total contractual
         obligations and
         commercial commitments   $  94,559    $  22,481    $   7,085    $  37,040    $  27,953
                                  =========    =========    =========    =========    =========

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt, foreign exchange rates giving rise to translation and transaction gains and losses and fluctuations in the price of natural gas.

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company's variable rate debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company's January 31, 2004 Form 10-K. As of October 31, 2004, the $60,000,000 of the Company's debt outstanding is fixed-rate debt. Accordingly, an instantaneous change in interest rates of one percentage point would not significantly impact the Company's annual interest expense.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company's primary international operations are in Australia, Africa, Mexico and Italy. The operations are described in Note 1 of the Notes to Consolidated Financial Statements appearing in the Company's January 31, 2004 Form 10-K and Note 9 of this Form 10-Q. The majority of the Company's contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 5 of the Notes to Consolidated Financial Statements). As of October 31, 2004, the Company held option contracts with an aggregate U.S. dollar notional value of $6,000,000.

As currency exchange rates change, translation of the income statements of the Company's international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not significantly impact income from continuing operations for the three and nine months ended October 31, 2004 and 2003. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company's financing and operating strategies.

The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division's natural gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of October 31, 2004, the Company held contracts for physical delivery of 608,000 million British Thermal Units ("MMBtu") of natural gas at prices ranging from $6.30 to $9.65 per MMBtu.

We estimate that a ten percent change in the price of natural gas would not significantly impact income from continuing operations for the three and nine months ended October 31, 2004 and 2003.

ITEM 4. Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended October 31, 2004 conducted under the supervision and with the participation of the Company's management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Based on an evaluation of internal controls over financial reporting conducted by management for the period ended October 31, 2004, we have concluded these controls are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls since such evaluation.

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

      31(1) - Section 302 Certification of Chief Executive Officer of the
              Company

      31(2) - Section 302 Certification of Chief Financial Officer of the
              Company

      32(1) - Section 906 Certification of Chief Executive Officer of the
              Company

      32(2) - Section 906 Certification of Chief Financial Officer of the
              Company

  b) Reports on Form 8-K

      Form 8-K filed on October 4, 2004, related to the Company's acquisition of certain assets of Beylik Drilling and Pump Service, Inc.

      Form 8-K filed on December 7, 2004, related to the Company's third quarter press release.

                               * * * * * * * * * *

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Layne Christensen Company
                                         --------------------------------------
                                                   (Registrant)

DATE: December 9, 2004                    /s/ A.B. Schmitt
                                         --------------------------------------
                                         A.B. Schmitt, President
                                           and Chief Executive Officer

DATE: December 9, 2004                    /s/ Jerry W. Fanska
                                         --------------------------------------
                                         Jerry W. Fanska, Vice President
                                           Finance and Treasurer