Form 10-K
period 2005-01-31
LAYNE CHRISTENSEN CO
filed 2005-04-18
CIK 888504

United States
Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___ to ___.

Commission file number: 0-20578

Layne Christensen Company

(Exact name of registrant as specified in its charter)

Delaware	48-0920712

(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

1900 Shawnee Mission Parkway, Mission Woods, Kansas	66205
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (913) 362-0510

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☑ No ☐

     The aggregate market value of the 9,825,697 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 30, 2004, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ National Market System on that date was $137,559,758.

     At March 31, 2005, there were 12,619,678 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

1.	Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A Part III.

PART I

Item 1. Business

General

     Layne Christensen Company (the “Company”) provides drilling services and related products and services in four principal markets: water resources, mineral exploration, geoconstruction and energy. Layne Christensen’s customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms and oil and gas companies located principally in the United States, Canada, Mexico, Australia, Africa and South America.

     The Company maintains its executive offices at 1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205. The Company’s telephone number is (913) 362-0510. The Company’s web site address is www.laynechristensen.com. The Company’s periodic and current reports are available, free of charge, on its website as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

Market Overview

     The characteristics of each of the four industries in which the Company operates are described below. See Note 16 to the Consolidated Financial Statements for certain financial information about the Company’s operating segments and its foreign operations.

Water Resources

     Demand for water well drilling services is driven by the need to access groundwater, which is affected by many factors including population movements and expansions, new housing developments, deteriorating water quality and limited availability of surface water. Groundwater is a vital natural resource that is pumped from the earth for drinking water, irrigation and industrial use. In many parts of the United States and other parts of the world, groundwater is the only reliable source of water. Groundwater is located in saturated geological zones at varying depths beneath the surface and accumulates in subsurface strata (aquifers). Surface water, the other major source of potable water, comes principally from large lakes and rivers. The water well drilling industry is highly fragmented, consisting of several thousand water well drilling contractors in the United States. However, the Company believes that a substantial majority of these contractors are regionally and locally based and are primarily involved in drilling low volume water wells for agricultural and residential customers, markets in which we do not generally compete.

     The demand for well and pump repair and maintenance depends upon the age and use of the well and pump, the quality of material and workmanship applied in the original well installation and changes in depth and quality of the aquifer. Repair and rehabilitation work is often required on an emergency basis or within a relatively short period of time after a performance decline is recognized and is often awarded to the firm that initially drilled the well. Scheduling flexibility, together with appropriate expertise and equipment, are critical for a repair and maintenance service provider. Like the water well drilling market, the market for repair and maintenance is highly fragmented. It consists of most well drilling companies, as well as firms that provide solely repair and maintenance services.

     Demand for water treatment services continues to grow, as states adopt increasingly stringent water quality and treatment regulations. In addition to traditional water contaminants and impurities, such as iron, manganese, hardness, nitrate, organics and solids, environmental agencies now regulate the levels of arsenic, radionuclides, percholate, total dissolved solids and radon in groundwater. New categories of contaminants and impurities continue to emerge in the water treatment industry. Water treatment technologies include air stripping towers, aerators, vertical and horizontal filters, arsenic adsorption systems (adsorbents are special solids used to remove substances from liquids such as water), radium adsorption systems, ion exchange systems for nitrates, radium, arsenic and hardness, gravity filters and adsorptive resins. As population demographics change and more people move to areas with water shortages, contaminants and impurities, the demand for water recycling and conservation services, as well as new proprietary treatment media and filtration methods, is expected to remain strong.

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

     Important changes in the international mining industry have led to the development and growth of mineral exploration in developing regions of the world, including Africa, Asia and South America. At the same time, stricter environmental permit requirements in the United States and Canada have delayed or blocked the development of certain projects, forcing mining companies to look overseas for growth. In addition, technological advancements now allow development of mineral resources previously regarded as uneconomical. The mining industry has also increased its focus on these areas due to their early stage of mining development relative to the more mature mining regions of the world such as the United States and South Africa.

     Factors that have contributed to the recent robust international markets for gold and base metals include the rapid economic growth of China, the continued weakness in the U.S. dollar and, in the case of gold, uncertain economic conditions.

Energy

     The coalbed methane business is generally categorized as the “unconventional natural gas” subset of the natural gas market. Large amounts of methane-rich gas are generated and stored in coalbeds during the coalification process, when plant material is progressively converted to coal. Production of coalbed methane is accompanied by significant environmental challenges, including disposal of large quantities of water, sometimes saline, that are unavoidably produced with the gas. As demand for natural gas has increased, the exploration and extraction of coalbed methane has become increasingly important to augment the domestic sources of natural gas. Factors influencing the demand for coalbed methane include increasing consumption levels for natural gas, commodity prices, the economic feasibility of gas exploration and production and the discovery rate of new gas reserves. Demand for oil and gas services is driven by the demand for identifying, defining and developing underground oil and gas reserves.

Geoconstruction

     Geoconstruction services are used to modify weak and unstable soils and provide support and groundwater control for excavation. Methods used include cement and chemical grouting and vibratory ground improvement, techniques for stabilizing soils; jet grouting, a high-pressure method for providing subsurface support; and dewatering, a method for lowering the water table. Geoconstruction services are important during the construction of dams, tunnels, shafts, water lines, subways and other civil construction projects. Demand for geoconstruction services is driven primarily by the demand for these infrastructure improvements. The customers for these services are primarily heavy civil construction contractors, governmental agencies, mining companies and the industrial sector. The geoconstruction services industry is highly fragmented.

Business Strategy

     The Company’s growth strategy is to expand its current product and service offerings and build attractive extensions of its current business lines based on the Company’s core competencies. Key elements of this strategy are as follows:

Expand design and build services for water treatment facilities as well as provide ancillary water treatment products and services.

     The Company expects to continue to grow in the water well drilling, pump repair and well maintenance markets by executing its proven operating strategies that have made it the leader in each of these areas. The Company believes growth in these areas and in water treatment will be generated from bundling its traditional products and service offerings and marketing the combination to users of water treatment and distribution facilities such as municipalities, investor-owned water utilities, industrial companies and developers. The Company believes that by offering these services on a turnkey basis, it can enable its customers to expedite the typical design and build project and achieve economies and efficiencies over traditional unbundled services. The Company is well positioned to be an important provider of water treatment services, as continued population growth in water-challenged regions leads to increasing needs to conserve water resources and control contaminants and impurities in states with strict regulatory requirements. The Company believes its proprietary technology, expertise and reputation in the industry will differentiate it from its competitors in this market. The Company continually works to enhance its reputation as water treatment experts, evaluating existing technologies on an ongoing basis and participating in new technologies. The Company also actively seeks additional water treatment technologies through acquisitions, partnerships and strategic alliances. The Company closely tracks proposed and pending regulations and legislation that could impact discharge parameters, constrain water source availability and set quality and treatment standards, among other things.

Continue to take advantage of robust market conditions in mineral exploration.

     The Company believes that it is positioned in strategic geographic locations of the world, especially in Africa and South America, to take advantage of the robust market conditions in mineral exploration created by increased prices of gold and base metals. Its ability to maximize this opportunity is created in part by leveraging its local market expertise and technical competence, combined with access to transferable drilling equipment and employee training and safety programs. The Company intends to focus on maintenance, efficiency and support, as well as increased scale of our operations, to improve profitability. The Company plans to add new rigs and replace existing rigs with more efficient equipment. Its improved efficiency should help improve margins for its services and enable it to compete effectively to increase its market share. The Company may also seek to increase its market share through strategic acquisitions, although it is not currently in any material discussions regarding such acquisitions.

Develop existing coalbed methane opportunities and expand presence in coalbed methane markets.

     The Company intends to aggressively develop and expand its existing properties in the Cherokee basin of Oklahoma and Kansas as well as to seek opportunities in other areas. In addition to developing its coalbed methane properties, the Company is also building pipeline and gas gathering system infrastructure to enhance its ability to get gas to market. The Company believes that it has the ability to advance major coalbed methane development projects by leveraging internal resources, technical expertise and experience in water well drilling, exploratory drilling and recent coalbed methane projects. The Company anticipates significant growth in coalbed methane consumption during the next five years because the average life span of conventional natural gas wells is declining, while consumption of natural gas and other clean-burning fuels is increasing. The Company’s strategy is to leverage its current skills and assets to benefit from this expected demand growth.

Seek out and secure attractive new projects in geoconstruction.

     The Company intends to leverage its drilling capabilities, industry contacts, reputation, project management skills and growing geographic presence to expand our geoconstruction business. In particular, its strategy is to focus on relatively larger, technically demanding projects using grouting, jet grouting and vibratory ground improvement capabilities.

Services and Products

Overview of the Company’s Drilling Techniques

     The types of drilling techniques employed by the Company in its drilling activities have different applications:

•	Conventional and reverse circulation rotary rigs are used in water well and mineral exploration drilling primarily for drilling large diameter wells and employ air or drilling fluid circulation for removal of cuttings and borehole stabilization.

•	Dual tube drilling, an innovation advanced by the Company primarily for mineral exploration and environmental drilling, conveys the drill cuttings to the surface inside the drill pipe. This drilling method is critical in mineral exploration drilling and environmental sampling because it provides immediate representative samples and because the drill cuttings do not contact the surrounding formation thus avoiding contamination of the borehole while providing reliable, uncontaminated samples. Because this method involves circulation of the drilling fluid inside the casing, it is highly suitable for penetration of underground voids or faults where traditional drilling methods would result in the loss of circulation of the drilling fluid, thereby preventing further penetration.

•	Diamond core drilling is used in mineral exploration drilling to core solid rock, thereby providing geologists and engineers with solid rock samples for evaluation.

•	Cable tool drilling, which requires no drilling fluid, is used primarily in water well drilling for larger diameter wells. While slower than other drilling methods, it is well suited for penetrating boulders, cobble and rock.

•	Auger drilling is used principally in water well and environmental drilling for efficient completion of relatively small diameter, shallow wells. Auger rigs are equipped with a variety of auger sizes and soil sampling equipment.

Water Resources

     The Company is a leading provider of water well systems and treatment facilities. It offers, on a turnkey basis, a comprehensive range of services required to provide professionally designed, constructed and maintained municipal, industrial and, to a lesser extent, agricultural water wells. The Company believes its water resources division is the market leader in the water well drilling industry and it provides a full line of water-related services and products. In addition, it offers environmental services to assess and monitor groundwater contaminants, as well as artificial ground freezing. Water resources is the Company’s largest business segment.

     Water Well Systems. The Company offers its customers every feature of a water well system, including test hole drilling, well construction, well development and testing, pump selection, and equipment sales and installation. These services and products generate approximately 60% of the revenues in the water resources division. The division provides water well drilling services in most regions of the United States. The Company’s target groundwater drilling market consists of high-volume water wells drilled principally for municipal and industrial customers. These wells have more stringent design specifications and are deeper and larger in diameter than low-volume residential and agricultural wells. The Company has strong technical expertise, in-depth knowledge of local geology, large drilling equipment and demonstrated ability to procure sizable performance bonds often required for high-volume well drilling.

     Water well drilling mainly requires the integration of hydrogeology and engineering with proven knowledge of drilling techniques. The drilling methods and size and type of equipment depend upon the depth of the wells and the geological formations encountered at the project site. The Company has extensive well archives in addition to technical personnel to determine geological conditions and aquifer characteristics. It provides feasibility studies using complex geophysical survey methods and has the expertise to analyze the survey results and define the source, depth and magnitude of an aquifer. The Company can then estimate recharge rates, specify required well design features, plan well field design and develop water management plans. To conduct these services, the Company maintains a staff of professional employees, including geological engineers, geologists, hydrogeologists and geophysicists. These attributes enable it to locate suitable water-bearing formations to meet a wide variety of customer requirements.

     Pump Repair and Well Maintenance. The Company believes it is the leader in the repair and maintenance of wells and well equipment. Its involvement in the initial drilling of a well positions the Company to win follow-up maintenance business, which is generally a higher margin business than well drilling. Such repair and maintenance is required periodically during the life of a well. For instance, in locations where the groundwater contains bacteria, iron, or high mineral content, screen openings may become blocked, reducing the capacity and productivity of the well.

     The Company offers complete repair and maintenance services for existing wells, pumps and related equipment through a network of local offices throughout our geographic markets in the United States. In addition to its well service rigs, the Company has equipment capable of conducting downhole closed circuit televideo inspections, one of the most effective methods for investigating water well problems, enabling it to diagnose effectively and respond quickly to well and maintenance problems. The Company’s trained and experienced personnel can perform a variety of well rehabilitation techniques, including chemical and mechanical methods, and can perform bacteriological well evaluation and water chemistry analyses. The Company also has the capability and inventory to repair, in its own machine shops, most water well pumps, regardless of manufacturer, as well as to repair well screens, casings and related equipment such as chlorinators, aerators and filtration systems.

     Groundwater Treatment Products and Groundwater Plant Construction. The Company believes it is well positioned to be an important provider of municipal water treatment services, as continued population growth in water-challenged regions and more stringent regulatory requirements lead to increasing needs to conserve water resources and control contaminants and impurities. For the design and construction of integrated water treatment facilities and the sale of products, the Company targets the same customer base served in its traditional water service businesses. The Company offers complete water treatment solutions for various groundwater contaminants and impurities, such as volatile organics, nitrates, iron, manganese, arsenic, radium and radon. These design and construction solutions typically involve proprietary treatment media and filtration methods, as well as treatment equipment installed at or near the wellhead, including chlorinators, aerators, filters and controls. These services are provided in connection with surface water intakes, pumping stations and well houses. The Company believes its proprietary technology, expertise and reputation in the industry will set it apart from competitors in this market.

     Environmental Assessment Drilling. Customers use the Company’s environmental drilling services to assess, investigate, monitor and improve water quality and pumping capacity. The customers are typically national and regional consulting firms engaged by federal and state agencies, as well as industrial companies that need to assess or clean up groundwater contamination sources. The Company offers a wide range of environmental drilling services including: investigative drilling, installation and testing of wells that monitor the extent of groundwater contamination, installation of recovery wells that extract contaminated groundwater for treatment, which is known as pump and treat remediation, and specialized site safety programs associated with drilling at contaminated sites. In its environmental health sciences department, the Company employs a full-time staff qualified to prepare site specific health and safety plans for customers who have workers employed on hazardous waste cleanup sites as required by the Occupational Safety and Health Administration, or “OSHA”, and the Mine Safety and Health Administration of the Department of Labor, or “MSHA”.

Mineral Exploration

     Together with its Latin American affiliates, the Company is the second largest provider of drilling services for the global mineral exploration industry. Global mining companies hire the Company to extract samples from a site that the mining companies analyze for mineral content before investing heavily in development. The Company’s drilling services require a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the underlying mineral deposit. The mineral exploration division is the Company’s second largest business segment.

     The division conducts above ground and underground drilling activities, including all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods. Its service offerings include both exploratory and definitional drilling. Exploratory drilling is conducted to determine if there is a minable mineral deposit, which is known as an orebody, on the site. Definitional drilling is typically conducted at a site to assess whether it would be economical to mine and to assist in mapping the mine layout. The demand for the Company’s definitional drilling services has increased in recent years as new and less expensive mining techniques have made it feasible to mine previously uneconomical orebodies.

     The Company’s services are used primarily by major gold, silver, and copper producers and to a lesser extent, iron ore producers. Work for gold mining customers generates approximately half of the Company’s mineral exploration business. The success of the Company’s mineral exploration operations is closely tied to global commodity prices and demand for the Company’s global mining customers’ products, and it benefits significantly from the currently strong precious and base metals markets. Historically, the Company has conducted most of its operations in North America. However, in response to a shift by many of its mining customers to foreign markets in search of economically minable orebodies, the Company has established mineral exploration drilling operations in Mexico, Australia and Africa. It also has ownership interests in foreign affiliates operating in Latin America that form its primary presence in this market.

Energy

     In 2002, the Company entered the coalbed methane business in the Midwestern United States. The Company expects to substantially grow this business. Its main energy operations include the acquisition, development, and production of coalbed methane. The energy division also includes an oil and gas services sector primarily focusing on resonance technology solutions for stuck casing and drill pipe. Energy is currently the Company’s smallest segment, but it expects this to be its fastest growing business.

     The life span of conventional natural gas wells is declining, while consumption of natural gas and other cleaner-burning fuels is increasing. The Company therefore expects the fundamentals for unconventional natural gas, such as coalbed methane, to be positive over the coming years. Coalbed methane burns with essentially the same efficiency as natural gas, and the Company believes it is an attractive substitute fuel source in the marketplace for coal, oil and conventional natural gas. Because coalbed methane wells take 18-24 months to produce at full capacity, the Company anticipates significant growth, for at least the next five years, in revenues and operating income from its coalbed methane activities as previously drilled wells achieve maximum production and new wells are brought online.

     The Company has developed expertise in the complex geology and drilling techniques needed to effectively develop wells in the Cherokee Basin in Kansas and Oklahoma, where it has 105,000 gross acres under lease and currently has 106 net producing wells. The Company generally spaces its wells approximately every 160 acres and has utilized to date approximately one-quarter of its acreage under lease. Production from these wells increases more slowly than conventional natural gas wells, but their life span is significantly longer than conventional natural gas wells. The Company estimates that the average life span of our current wells is approximately 15-20 years. Additionally, it continues to lease acreage for purposes of expanding our coalbed methane activities. The Company believes the increasing demand for cleaner-burning fuels and increasingly stringent regulatory limitations to ensure air quality will have a favorable impact on the price for such fuels. Assuming prices for gas remain at least at current levels, the Company expects its coalbed methane business to become profitable in fiscal 2006 as production in its wells continues to increase.

Geoconstruction

     The Company provides geoconstruction services to the heavy civil construction market that are focused primarily on ground modification during the construction of highways, dams, tunnels, shafts, water lines, subways and other civil construction projects. Geoconstruction services are used to modify weak and unstable soils and provide support and groundwater control for excavation.

     Services offered include cement and chemical grouting, jet grouting, vibratory ground improvement, drain hole drilling, installation of ground anchors, tiebacks, rock bolts and instrumentation. The Company has expertise in selecting the appropriate support techniques to be applied in various geological conditions. In addition, it has extensive experience in the placement of measuring devices capable of monitoring water levels and ground movement. The division also manufactures a line of high-pressure pumping equipment used in grouting operations and geotechnical drilling rigs used for directional drilling.

Operations

     The Company operates on a decentralized basis, with approximately 80 sales and operations offices located in most regions of the United States as well as in Australia, Africa, Mexico and Italy. In addition, the Company’s foreign affiliates operate out of locations in South America and Mexico.

     The Company is primarily organized around division presidents responsible for water resources, mineral exploration, geoconstruction and energy. Division vice presidents are responsible for geographic regions within each division and district managers are in charge of individual district office profit centers. The district managers report to their respective divisional vice president on a regular basis. Our primary marketing activities for our water resources and mineral exploration divisions are through the Company’s sales engineers and project managers who cultivate and maintain contacts with existing and potential customers. In this way, the Company learns of and is in a position to compete for proposed drilling projects in the region.

     In its foreign affiliates, where the Company does not have majority ownership or operating control, day-to-day operating decisions are made by local management. The Company’s interests in its foreign affiliates are overseen by the mineral division president. The Company manages its interests in its foreign affiliates through regular management meetings and analysis of comprehensive operating and financial information. For its significant foreign affiliates, the Company has entered into shareholder agreements that give it limited board representation rights and require super-majority votes in certain circumstances.

Customers and Contracts

     Each of the Company’s service and product lines has major customers; however, no single customer accounted for 10% or more of the Company’s revenues in any of the past three fiscal years.

     Generally, the Company negotiates its service contracts with industrial and mining companies and other private entities, while its service contracts with municipalities are generally awarded on a bid basis. The Company’s contracts vary in length depending upon the size and scope of the project. The majority of such contracts are awarded on a fixed price basis, subject to change of circumstance and force majeure adjustments, while a smaller portion are awarded on a cost plus basis. Substantially all of the contracts are cancelable for, among other reasons, the convenience of the customer.

     In the water resources division, the Company’s customers are typically municipalities and local operations of industrial businesses. Of the Company’s water resources revenues in fiscal 2005, approximately 66% were derived from municipalities and approximately 11% were derived from industrial customers while the balance was derived from other customer groups. The term “municipalities” includes local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, the Company targets customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which the Company believes it has competitive advantages due to its drilling expertise and financial resources.

     Customers for the Company’s mineral exploration services in the United States, Mexico, Australia, Africa and South America are primarily gold and copper producers. The Company’s largest customers in its mineral exploration drilling business are multi-national corporations headquartered primarily in the United States, Europe and Canada.

     In geoconstruction, the Company’s customers are primarily heavy civil construction contractors, governmental agencies, mining companies and industrial companies. The Company often acts as a specialty subcontractor when it provides geoconstruction services.

     The Company is marketing its coalbed methane production to large energy pipeline companies and local industrial customers. In its oil and gas services sector, the Company’s customers are primarily oil and gas companies that conduct exploration and production activities in the Gulf of Mexico region.

Backlog

     The Company’s backlog consists of executed service contracts, or portions thereof, not yet performed by the Company. The Company believes that its backlog does not have any significance other than as a short-term business indicator because substantially all of the contracts comprising the backlog are cancelable for, among other reasons, the convenience of the customer. The Company’s backlog for its continuing operations was approximately $60,559,000 at January 31, 2005, compared to approximately $51,143,000 at January 31, 2004. The Company’s backlog as of year-end is generally completed within the following fiscal year.

Competition

     The Company’s competition for its water resource division’s design and build services are primarily local and national engineering and consulting firms which have traditionally performed engineering services and, in some cases, construction oversight for these activities.

     The Company’s competition in the water well drilling business consists primarily of small, local water well drilling operations and some regional competitors. Oil and natural gas well drillers generally do not compete in the water well drilling business because the typical well depths are greater for oil and gas and, to a lesser extent, the technology and equipment utilized in these businesses are different. Only a small percentage of all companies that perform water well drilling services have the technical competence and drilling expertise to compete effectively for high-volume municipal and industrial projects, which typically are more demanding than projects in the agricultural or residential well markets. In addition, smaller companies often do not have the financial resources or bonding capacity to compete for large projects. However, there are no proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to the Company. Water well drilling work is usually obtained on a competitive bid basis for municipalities, while work for industrial customers is obtained on a negotiated or informal bid basis.

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

Employees and Training

     At January 31, 2005, the Company had 2,577 employees, 212 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the United States. The Company believes that its relationship with its employees is satisfactory.

     In all of the Company’s service lines, an important competitive factor is technical expertise. As a result, the Company emphasizes the training and development of its personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. In addition, the Company emphasizes strict adherence to all health and safety requirements and offers incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and good safety practices. Training includes an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight-hour updates. The Company has an environmental health sciences staff which allows it to offer such training in-house. This staff also prepares health and safety plans for specific sites and provides input and analysis for the health and safety plans prepared by others.

     On average, the Company’s field supervisors and drillers have 21 and 14 years, respectively, of experience with the Company. Many of the Company’s professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. The Company believes that its size and reputation allow it to compete effectively for highly qualified professionals.

Regulatory and Environmental Matters

     The services provided by the Company are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Its operations are subject to inspection and regulation by various governmental agencies, including the Department of Transportation, OSHA and MSHA in the United States as well as their counterparts in foreign countries. In addition, the Company’s activities are subject to regulation under various environmental laws regarding emissions to air, discharges to water and management of wastes and hazardous substances. To the extent the Company fails to comply with these various regulations, it could be subject to monetary fines, suspension of operations and other penalties. In addition, these and other laws and regulations affect the Company’s mineral exploration customers and influence their determination whether to conduct mineral exploration and development.

     Many localities require well operating licenses which typically specify that wells be constructed in accordance with applicable regulations. Various state, local and foreign laws require that water wells and monitoring wells be installed by licensed well drillers. The Company maintains well drilling and contractor’s licenses in those jurisdictions in which it operates and in which such licenses are required. In addition, the Company employs licensed engineers, geologists and other professionals necessary to the conduct of its business. In those circumstances in which the Company does not have a required professional license, it subcontracts that portion of the work to a firm employing the necessary professionals.

Potential Liability and Insurance

     The Company’s drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, “turnkey” basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its services and products. For example, the Company could be held responsible for contamination caused by an accident which occurs as a result of the Company drilling through a contaminated water source and creating a channel through which the contaminants migrate to an uncontaminated water source. Litigation arising from any such occurrences may result in the Company’s being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance with respect to its foreign operations.

Applicable Legislation

     There are a number of complex foreign, federal, state and local environmental laws which impact the demand for the Company’s mining and environmental drilling services. For example, the Company currently provides a variety of services for individuals and entities that have either been ordered by the Environmental Protection Agency or a comparable state agency to clean up certain contaminated property, or are investigating whether a particular piece of property contains any contaminants. These services include soil and groundwater testing done in connection with environmental audits, investigative drilling to determine the presence of hazardous substances, monitoring wells to detect the extent of contamination present in the groundwater and recovery wells to recover certain contaminants from the groundwater. A change in these laws, or changes in governmental policies regarding the funding, implementation or enforcement of the laws, could have a material effect on the Company.

Item 2. Properties and Equipment

     The Company’s corporate headquarters are located in Mission Woods, Kansas (a suburb of Kansas City, Missouri), in approximately 41,000 square feet of office space leased by the Company pursuant to a written lease agreement which expires December 31, 2008.

     As of January 31, 2005, the Company (excluding foreign affiliates) owned or leased approximately 560 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This includes rigs used primarily in each of its service lines as well as multi-purpose rigs. In addition, as of January 31, 2005, the Company’s foreign affiliates owned or leased approximately 123 drill rigs.

     The Company’s coalbed methane projects consist of working interests in developed and undeveloped properties located in the Cherokee basin in Kansas and Oklahoma. The Company also owns the gas transportation facilities and equipment that transport the gas produced from its wells.

     Natural Gas Reserves

     The estimate of natural gas reserves is complex and requires significant judgment in the evaluation of geological, engineering and economic data. The reserve estimates may change substantially over time as a result of additional development activity, production history and viability of production under varying economic conditions. Consequently, significant changes in estimates of existing reserves could occur. The following estimates of reserves and future net revenues as of January 31, 2005, were prepared by the independent petroleum engineers, Cawley, Gillespie & Associates, Inc (in MMcf and thousands of dollars):

2005
Proved developed (MMcf)	11,888
Proved undeveloped (MMcf)	14,701

Total proved reserves (MMcf)	26,589

Estimated future net revenues – pre-tax	$74,021

Present value of future net revenues – pre-tax	$45,356

     Estimated future net revenue represents estimated future revenue to be generated from production of proved reserves, net of estimated production and development costs. The amounts do not include non-property related expenses such as debt service and future income tax expense or depreciation, depletion or amortization. The weighted average year-end spot price used in estimating future net revenues was $5.28 per Mcf. The present value of future net revenues was calculated using the industry standard discount factor of 10%. The pre-tax measure of net revenues is a useful measure for comparison from company to company given the unique tax situation of each individual company. On an after-tax basis the measure would be $29,929,000.

     See the supplementary oil and gas disclosures included in the Consolidated Financial Statements for additional information pertaining to the Company’s natural gas reserves and related information. During fiscal 2005, the Company did not file any reports that included estimates of total proved oil and gas reserves with any federal agency.

     Productive Wells, Production and Acreage

     As of January 31, 2005, the Company had 134 gross producing wells and 106 net producing wells. The following table sets forth revenues from sales of gas and production costs per Mcf. Revenues are presented net of third party interests.

2005
Revenue	$5.74
Lease operating expenses	2.50
Transportation costs	1.46
Production and property taxes	0.20

     Gross and net developed and undeveloped acreage were as follows as of January 31, 2005:

Acres
Gross developed	20,310
Net developed	15,029
Gross undeveloped	84,710
Net undeveloped	64,124

     The gross and net acreage on leases expiring in each of the following five years and thereafter were as follows:

	Gross	Net
	Acres	Acres
2006	11,586	10,019
2007	39,434	28,743
2008	17,135	12,428
2009	602	491
2010	765	631
Thereafter	—	—

     Drilling Activity

     In connection with Energy’s efforts to develop its coalbed methane activities, 38 gross (32 net) development wells and no exploratory wells were drilled during 2005. As of January 31, 2005, 21 gross (16 net) wells were awaiting completion.

     Delivery Commitments

     The Company, through its gas pipeline operations, sells its gas production primarily to gas marketing firms at the spot market and under fixed-physical delivery contracts. The Company expects current production will be sufficient to meet the requirements under the contracts. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the contracts.

Item 3. Legal Proceedings

     The Company is involved in various matters of litigation, claims and disputes which have arisen in the ordinary course of the Company’s business. While the resolution of any of these matters may have an impact on the financial results for the period in which the matter is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect on the Company’s business or consolidated financial position, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 2005.

Item 4A. Executive Officers of the Registrant

     Executive officers of the Company are appointed by the Board of Directors or the President for such terms as shall be determined from time to time by the Board or the President, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

     Set forth below are the name, age and position of each executive officer of the Company.

Name	Age	Position
Andrew B. Schmitt	56	President, Chief Executive Officer and Director

Gregory F. Aluce	49	Senior Vice President and Division President - Water Resources

Eric R. Despain	56	Senior Vice President and Division President - Mineral Exploration

Steven F. Crooke	48	Vice President, Secretary and General Counsel

Jerry W. Fanska	56	Vice President-Finance and Treasurer

     Set forth below are the name, age and position of other significant employees of the Company.

Name	Age	Position
Pier L. Iovino	59	Division President - Geoconstruction

Colin B. Kinley	45	Division President - Energy

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

     Gregory F. Aluce has served as Senior Vice President since April 14, 1998. Since September 1, 2001, Mr. Aluce has also served as President of the Company’s water resource division and is responsible for the Company’s water-related services and products. Mr. Aluce has over 22 years experience in various areas of the Company’s operations.

     Eric R. Despain has served as Senior Vice President since February 1996. Since September 1, 2001, Mr. Despain has also served as President of the Company’s mineral exploration division and is responsible for the Company’s mineral exploration operations. Prior to joining the Company in December 1995,

Mr. Despain was President, Chief Executive Officer and a member of the Board of Directors of Christensen Boyles Corporation since 1986.

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

     Pier L. Iovino has served as President of the Company’s geoconstruction division since September 1, 2001, and is responsible for the Company’s geoconstruction services. Prior to becoming President of the Company’s geoconstruction division, Mr. Iovino was district manager of the Company’s Boston district, which is included the Company’s geoconstruction operations.

     Colin B. Kinley has served as President of the Company’s energy division since September 1, 2001, and is responsible for the Company’s energy operations. Prior to becoming President of the Company’s energy division, Mr. Kinley also served as President of Layne Christensen Canada, a wholly-owned subsidiary of the Company, from 1990 until January 30, 2004 when substantially all of the assets of Layne Christensen Canada were sold.

     There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an executive officer of the Company.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock is traded in the over-the-counter market through the NASDAQ National Market System under the symbol LAYN. The stock has been traded in this market since the Company became a publicly-held company on August 20, 1992. The Company has not repurchased any of its common stock during fiscal 2005. The following table sets forth the range of high and low sales prices of the Company’s stock by quarter for fiscal 2005 and 2004, as reported by the NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions.

Fiscal Year 2005	High	Low
First Quarter	$15.38	$12.50
Second Quarter	17.10	13.31
Third Quarter	17.92	13.27
Fourth Quarter	20.30	15.71

Fiscal Year 2004	High	Low
First Quarter	$8.79	$7.00
Second Quarter	8.35	7.01
Third Quarter	10.25	8.06
Fourth Quarter	13.21	9.03

     At March 31, 2005, there were 151 owners of record of the Company’s common stock.

     The Company has not paid any cash dividends on its common stock. Moreover, the Board of Directors of the Company does not anticipate paying any cash dividends in the foreseeable future. The Company’s future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of the Company and such other factors as the Board of Directors may deem relevant, as well as restrictions under the Credit Agreement between the Company and LaSalle Bank National Association, as agent, the Master Shelf Agreement between the Company and Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Security Life of Denver Insurance Company, and other restrictions which may exist under other credit arrangements existing from time to time. The Credit Agreement and the Master Shelf Agreement limit the cash dividends payable by the Company.

Item 6. Selected Financial Data

     The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2005, has been derived from the Company’s audited Consolidated Financial Statements. The Company completed various acquisitions in each of the fiscal years, except for 2001, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements or in previously filed Forms 10-K. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company’s consolidated results include the effects of the acquisitions from the date of each acquisition. During fiscal year 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and recorded a non-cash charge of $14,429,000, net of income taxes, as a cumulative effect of a change in accounting principle (see Note 5 of the Notes to Consolidated Financial Statements). The Company also sold various operating companies during 2003 and 2004 and classified their results as discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements). The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

	Fiscal Years Ended
	January 31,
	2005	2004	2003	2002	2001
Income Statement Data (in thousands, except per share data):
Revenues	$343,462	$272,053	$255,523	$266,614	$274,959
Cost of revenues (exclusive of depreciation shown below)	250,244	196,462	180,351	190,942	204,384

Gross profit	93,218	75,591	75,172	75,672	70,575
Selling, general and administrative expenses	60,214	53,920	52,425	53,069	52,514
Depreciation, depletion and amortization	14,441	11,877	13,204	16,711	19,939
Other income (expense):
Equity in earnings of affiliates	2,637	1,398	842	925	894
Interest	(3,221)	(2,604)	(2,490)	(3,934)	(6,205)
Debt extinguishment costs	—	(2,320)	(1,135)	—	—
Other, net	1,220	358	1,694	71	733

Income (loss) from continuing operations before income taxes	19,199	6,626	8,454	2,954	(6,456)
Income tax expense (benefit)	9,215	4,265	5,084	1,837	(121)
Minority interest, net of income taxes	(17)	—	(188)	(70)	118

Net income (loss) from continuing operations before discontinued operations and cumulative effect of accounting change	9,967	2,361	3,182	1,047	(6,217)
Income (loss) from discontinued operations, net of income taxes	(213)	(1,456)	(2,225)	31	291
Gain (loss) on sale of discontinued operations, net of income taxes	—	1,746	(23)	—	—

Net income (loss) before cumulative effect of accounting change	9,754	2,651	934	1,078	(5,926)
Cumulative effect of accounting change, net of income taxes	—	—	(14,429)	—	—

Net income (loss)	$9,754	$2,651	$(13,495)	$1,078	$(5,926)

Basic earnings (loss) per share	$0.78	$0.22	$(1.14)	$0.09	$(0.50)

Diluted earnings (loss) per share	$0.75	$0.21	$(1.11)	$0.09	$(0.50)

	At January 31,
	2005	2004	2003	2002	2001
Balance Sheet Data (in thousands):
Working capital, excluding debt	$54,455	$52,406	$37,613	$35,584	$50,531
Total assets	245,380	217,327	178,100	202,342	233,868
Total debt	60,000	42,000	32,370	34,357	61,928
Total stockholders’ equity	104,697	93,685	83,373	95,892	93,925

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto under Item 8.

Cautionary Language Regarding Forward-Looking Statements

     This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward- looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various commodities, unanticipated slowdowns in the Company’s major markets, the risks and uncertainties normally incident to the exploration for and development and production of oil and gas, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Management Overview of Reportable Operating Segments

     The Company is a multinational company that provides sophisticated services and related products to a variety of markets. Management defines the Company’s operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the office’s own division. For example, if a water resources division office performed geoconstruction services, the revenues would be recorded in the water resources division rather than the geoconstruction division. Should an office’s primary responsibility move from one division president to another, that office’s results going forward would be reclassified between divisions at that time. The Company’s reportable segments are defined as follows:

Water Resources Division

     This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation, and repair and maintenance. The division’s offerings include the design and construction of water treatment facilities and the manufacture and sale of products to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants. Effective February 1, 2003, the Company’s ground freezing services were included in the division on a prospective basis due to a change in reporting responsibility.

     The division’s operations rely heavily on the municipal sector as approximately 66% of the division’s fiscal 2005 revenues were derived from the municipal market. The municipal sector has been adversely impacted by economic slowdowns in certain region of the country. Reduced tax revenues have limited spending and new development by local municipalities. Generally, spending levels in the municipal sector lag an economic recovery and are expected in certain regions of the country to remain at reduced levels for the first half of next year.

     In addition to the reduced spending levels in the municipal market, the Company has also experienced reduced demand for its services in the industrial markets. The soft markets have increased the competitive challenges for the division as competitors have been very aggressive on pricing. The division’s margins have been adversely affected as the result of efforts to maintain market share in a difficult environment. As the U.S. economy continues to recover, the Company expects activity levels within the water markets to improve. The division is also expanding its water treatment product offerings and expects to see continued growth in water treatment sales in fiscal 2006.

Mineral Exploration Division

     This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.

     Demand for the Company’s mineral exploration drilling services depends upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals that often fluctuate widely. In this connection, the level of mineral exploration and development activities conducted by mining companies could have a material adverse effect on the

Company.

     In fiscal 2004, the mineral exploration division experienced the first increase in worldwide exploration spending since 1997, driven primarily by increased gold and base metal prices. The division relies heavily on mining activity in Africa where 54% of total division revenues were generated for fiscal 2005. The Company believes this concentration of risk is mitigated by working for larger international mining companies and the establishment of permanent operating facilities in Africa. Operating difficulties, including but not limited to, political instability, workforce instability, harsh environment, disease and remote locations, all create natural barriers to entry in this market by competitors. The Company believes it has positioned itself as the market leader in Africa and has established the infrastructure to operate effectively. The division expects to experience continued growth next year as mining activity remains strong.

Geoconstruction Division

     This division focuses on services that improve soil stability, primarily jet grouting, grouting, vibratory ground improvement, drilled micropiles, stone columns, anchors and tiebacks. The division also manufactures a line of high-pressure pumping equipment used in grouting operations and geotechnical drilling rigs used for directional drilling. Since February 1, 2003, the division no longer includes the Company’s ground freezing services due to a change in reporting responsibility.

     The geoconstruction division frequently acts as a subcontractor to heavy civil construction contractors and governmental agencies. In many cases, circumstances outside of the Company’s control are inherent in a subcontractor relationship. Consequently, the division could experience delays on projects that could have a material adverse effect on the division. The Company expects the volume of large, construction-type projects utilizing the Company’s services to improve next year in conjunction with the U.S. economic recovery.

Energy Division

     This division primarily focuses on exploration and production of coalbed methane (“CBM”) properties in the United States. To date this division has been concentrated on projects in the mid-continent region of the United States. Historically, the division has also included service businesses in shallow gas and tar sands exploration drilling, conventional oilfield fishing services and coil tubing fishing services. During fiscal 2004, the division’s strategy shifted to focus mainly on resource development rather than providing services to external customers. Accordingly, in January 2004, the Company sold its Canadian drilling unit to Ensign Drilling and its oilfield fishing services to Smith International. The results of operations for these units have been reclassified to discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements). The division is now composed of the Company’s CBM development activities and two small, specialty energy service companies.

     Following the sale of the two businesses in fiscal 2004, the Company has re-positioned the division to focus mainly on exploration and production activities associated with its CBM properties. The expansion of the Company’s energy segment is contingent upon significant cash investments to develop the Company’s unproved acreage. As of January 31, 2005, the Company has invested $30,657,000 in oil and gas related assets and expects to spend approximately $15,000,000 in development activities associated with its CBM efforts in fiscal 2006. The production curve for a typical CBM well is generally 15-20 years. Accordingly, the Company expects to earn a return on its investment through proceeds from gas production over the next 15-20 years. However, future revenues and profits will be dependent upon a number of factors including consumption levels for natural gas, commodity prices, the economic feasibility of gas exploration and production and the discovery rate of new gas reserves. The Company has 134 gross producing wells on-line as of January 31, 2005. The division is expected to be profitable in fiscal 2006 with sufficient production volumes generated to offset the division’s level of fixed costs if the demand for clear burning fuels continues to have a favorable impact on our pricing.

Products and Other

     This grouping has historically included the Company’s supply operation which distributed drilling equipment, parts and supplies; a manufacturing operation producing diamond drilling rigs, diamond bits, core barrels and drill rods (“Christensen Products”) and other miscellaneous operations which do not fall into the above divisions. On January 23, 2003, the Company sold its supply operation to Boart Longyear. Upon the sale, the results of operations were reclassified to discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements).

     The following table, which is derived from the Company’s Consolidated Financial Statements as discussed in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company’s Statements of Income bear to revenues and the percentage increase or decrease in the dollar amount of such items period-to-period.

				Period-to-Period
				Change
	Fiscal Years Ended			2005	2004
	January 31,			vs.	vs.
	2005	2004	2003	2004	2003
Revenues:
Water resources	57.8%	62.3%	65.4%	17.0%	1.5%
Mineral exploration	30.3	25.1	21.8	52.9	22.3
Geoconstruction	10.1	11.5	11.6	10.7	5.6
Energy	1.8	1.1	1.0	107.3	11.5
Products and other	0.0	0.0	0.2	*	*

Total revenues	100.0%	100.0%	100.0%	26.2	6.5

Cost of revenues (exclusive of depreciation shown below)	72.9%	72.2%	70.6%	27.4	8.9
Gross profit	27.1	27.8	29.4	23.3	0.6
Selling, general and administrative expenses	17.5	19.8	20.5	11.7	2.8
Depreciation, depletion and amortization	4.2	4.4	5.2	21.6	(10.0)
Other income (expense):
Equity in earnings of affiliates	0.8	0.5	0.3	88.6	66.0
Interest	(0.9)	(1.0)	(1.0)	23.7	4.6
Debt extinguishment costs	0.0	(0.8)	(0.5)	*	*
Other, net	0.3	0.1	0.8	240.8	(78.8)

Income from continuing operations before income taxes	5.6	2.4	3.3	189.8	(21.6)
Income tax expense	2.7	1.5	2.0	116.1	(16.1)
Minority interest, net of income taxes	0.0	0.0	0.0	*	*

Net income from continuing operations before discontinued operations and cumulative effect of accounting change	2.9	0.9	1.3	322.2	(25.8)
Loss from discontinued operations, net of income taxes	(0.1)	(0.5)	(0.9)	*	(34.5)
Gain (loss) from sale of discontinued operations, net of income taxes	0.0	0.6	(0.0)	*	*

Net income before cumulative effect of accounting change	2.8	1.0	0.4	*	*
Cumulative effect of accounting change, net of income taxes	0.0	0.0	(5.7)	*	*

Net income (loss)	2.8%	1.0%	(5.3)%	*	*

*	Not meaningful

     Revenues, equity in earnings of affiliates and income from continuing operations before income taxes pertaining to the Company’s operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions. Previously, the unallocated corporate expenses included incentive compensation expenses for division-level personnel; however, beginning in the second quarter of fiscal 2005, the incentive compensation has been allocated to the segments to reflect a change in the evaluation of divisional performance. All periods presented have been reclassified to conform to the current presentation. Operating segment revenues and income from continuing operations before income taxes are summarized as follows (in thousands):

	2005	2004	2003
Revenues
Water resources	$198,475	$169,631	$167,080
Mineral exploration	104,299	68,218	55,769
Geoconstruction	34,636	31,285	29,621
Energy	6,052	2,919	2,617
Products and other	—	—	436

Total revenues	$343,462	$272,053	$255,523

Equity in earnings of affiliates
Water resources	$—	$(44)	$(27)
Mineral exploration	2,764	1,442	869
Geoconstruction	(127)	—	—

Total equity in earnings of affiliates	$2,637	$1,398	$842

Income (loss) from continuing operations before income taxes
Water resources	$23,311	$18,927	$24,524
Mineral exploration	11,741	2,753	(1,138)
Geoconstruction	2,324	2,079	2,573
Energy	(2,072)	(1,528)	(1,340)
Products and other	—	—	(2,142)
Unallocated corporate expenses	(12,884)	(10,681)	(10,398)
Debt extinguishment costs	—	(2,320)	(1,135)
Interest	(3,221)	(2,604)	(2,490)

Total income from continuing operations before income taxes	$19,199	$6,626	$8,454

Comparison of Fiscal 2005 to Fiscal 2004

     Revenues for fiscal 2005 increased $71,409,000, or 26.2%, to $343,462,000 compared to $272,053,000 for fiscal 2004. The increase in revenues primarily resulted from increased activity in the mineral exploration and water resource divisions. A further discussion of results of operations by division is presented below.

     Gross profit as a percentage of revenues was 27.1% for fiscal 2005 compared to 27.8% for fiscal 2004. The decrease in gross profit percentage for the year was primarily attributable to pricing pressures in the water resources division along with reduced margins associated with the promotion of certain new water treatment products. The decrease in the water resources division margins was partially offset by increased margins in the mineral exploration division due to increased drilling activity because of higher gold and base metal prices.

     Selling, general and administrative expenses increased to $60,214,000 for fiscal 2005 compared to $53,920,000 for fiscal 2004 (17.5% and 19.8% of revenues, respectively). The dollar increase for the year was primarily related to incremental costs of approximately $2,200,000 associated with the implementation of Sarbanes-Oxley requirements, increased incentive compensation costs as a result of the Company’s increased profitability and increased expenses associated with the Company’s CBM development efforts.

     Depreciation, depletion and amortization increased to $14,441,000 for fiscal 2005 compared to $11,877,000 for fiscal 2004. The increase was the result of increased depletion associated with the expansion of the Company’s CBM operations, increased depreciation from new asset additions in the mineral exploration division due to increased demand and in the water resources division primarily from assets purchased in the previously announced Beylik acquisition.

     Interest expense increased to $3,221,000 for fiscal 2005 compared to $2,604,000 for fiscal 2004. The increase was a result of an increase in the Company’s average borrowings during the year.

     The Company recorded a loss on extinguishment of debt of $2,320,000 for fiscal 2004. The loss represents prepayment penalties and the write-off of associated deferred fees in connection with refinancing of the Company’s debts.

     Other income included $1,220,000 for fiscal 2005 and $358,000 for fiscal 2004 which primarily related to gains on sales of property and equipment resulting from the Company’s efforts to monetize non-strategic assets.

     Income tax expense of $9,215,000 related to continuing operations was recorded for fiscal 2005 (an effective rate of 48.0%), compared to $4,265,000 for the same period last year (an effective rate of 64.4%). The improvement in the effective rate is primarily attributable to improved earnings in international operations. The remaining difference in the effective rate versus the statutory federal rate was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

     Net income for fiscal 2005 included a loss from discontinued operations of $213,000, net of income tax benefit of $127,000, primarily due to residual costs and foreign exchange losses from the Company’s subsidiary, Layne Christensen Canada, which was sold in the fourth quarter of fiscal 2004. The Company also sold its subsidiary Toledo Oil and Gas in fiscal 2004. Both entities were historically reported as part of the Company’s energy segment. In connection with the sales, the Company recorded a gain in fiscal 2004 of $1,746,000, net of income taxes of $1,034,000. The gain related to the sale of these operations was offset by operating losses of $1,456,000, net of income taxes of $215,000 (see Note 4 of the Notes to Consolidated Financial Statements).

Water Resources Division
(in thousands)

	Year ended January 31,
	2005	2004
Revenues	$198,475	$169,631
Income from continuing operations before income taxes	23,311	18,927

     Water resources revenues increased 17.0% to $198,475,000 for the year ended January 31, 2005, from $169,631,000 for the year ended January 31, 2004. The increase in revenues was attributable to the increased infrastructure needs as a result of population expansion in metropolitan areas, primarily the western United States, improvements in municipal spending in certain regions and the results of the Company’s water treatment initiatives.

     Income from continuing operations for the water resources division increased 23.2% to $23,311,000 for the year ended January 31, 2005, compared to $18,927,000 last year. The increase in income from continuing operations was primarily the combination of increased gross profit associated with the volume increase in revenues and essentially flat selling, general and administrative expenses.

Mineral Exploration Division
(in thousands)

	Year ended January 31,
	2005	2004
Revenues	$104,299	$68,218
Income from continuing operations before income taxes	11,741	2,753

     Mineral exploration revenues increased 52.9% to $104,299,000 for the year ended January 31, 2005, compared to revenues of $68,218,000 for the year ended January 31, 2004. The increase in revenues was primarily the result of increased exploration activity in the Company’s markets due to higher gold and base metal prices.

     Income from continuing operations for the mineral exploration division was $11,741,000 for the year ended January 31, 2005, compared to income from continuing operations of $2,753,000 for the year ended January 31, 2004. The improved earnings in the division were primarily due to the increased activity levels noted above and increased earnings by the Company’s Latin American affiliates. Equity earnings from the Latin American affiliates were $2,764,000 for fiscal 2005 and $1,442,000 for fiscal 2004. The improvements in earnings for the division were partially offset by increased incentive compensation costs and additional depreciation on new asset additions.

Geoconstruction Division
(in thousands)

	Year ended January 31,
	2005	2004
Revenues	$34,636	$31,285
Income from continuing operations before income taxes	2,324	2,079

     Geoconstruction revenues increased 10.7% to $34,636,000 for the year ended January 31, 2005, compared to $31,285,000 for the year ended January 31, 2004. The increase in revenues was primarily attributable to certain larger than normal private sector projects.

     The geoconstruction division’s income from continuing operations increased 11.8% to $2,324,000 in 2005 compared to $2,079,000 in the prior year. The increase in income from continuing operations was attributable to improved profit margins from the larger private sector projects noted above.

Energy Division
(in thousands)

	Year ended January 31,
	2005	2004
Revenues	$6,052	$2,919
Loss from continuing operations before income taxes	(2,072)	(1,528)

     Energy division revenues increased 107.3% to $6,052,000 for the year ended January 31, 2005, compared to revenues of $2,919,000 for the year ended January 31, 2004. The increase in revenue resulted from increased production from the Company’s CBM projects in the mid-continent region of the United States.

     The division had a loss from continuing operations of $2,072,000 for the year ended January 31, 2005, compared to a loss from continuing operations of $1,528,000 for the year ended January 31, 2004. The increased loss for the division was the result of increased expenses related to the Company’s development of CBM properties. The loss for the current year was partially offset by a gain on the sale of well fracturing equipment of approximately $906,000.

Unallocated Corporate Expenses

     Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $12,884,000 and $10,681,000 for the years ended January 31, 2005 and 2004, respectively. The increase in unallocated corporate expenses was primarily the result of increased costs associated with the Sarbanes-Oxley implementation requirements and higher travel expenses.

Comparison of Fiscal 2004 to Fiscal 2003

     Revenues for fiscal 2004 increased $16,530,000, or 6.5%, to $272,053,000 compared to $255,523,000 for fiscal 2003. The increase was primarily the result of increases in the Company’s mineral exploration division. See further discussion of results of operations by division presented below.

     Gross profit as a percentage of revenues was 27.8% for fiscal 2004 compared to 29.4% for fiscal 2003. The decrease in gross profit percentage for the year was primarily related to the negative impact of competitive pricing pressures on the Company’s water resources division. The municipal, industrial, energy and agricultural market segments were weak throughout the year. Decreases in gross profit in the water resources division were partially offset by improved margins in the Company’s mineral exploration division due to increased activity levels associated with higher gold and base metal prices.

     Selling, general and administrative expenses increased to $53,920,000 for fiscal 2004 compared to $52,425,000 for fiscal 2003 (19.8% and 20.5% of revenues, respectively). The increase for the year was primarily the result of severance-related benefits of $1,244,000 accrued during the second quarter (see Note 7 of the Notes to Consolidated Financial Statements), start-up expenses related to the Company’s groundwater transfer project in Texas and increased insurance costs. These expenses were partially offset by lower incentive compensation expense and cost savings associated with the workforce reductions completed during the second quarter.

     Depreciation and amortization decreased to $11,877,000 for fiscal 2004 compared to $13,204,000 for fiscal 2003. The decrease in depreciation and amortization was the result of assets becoming fully depreciated in prior periods primarily in the geoconstruction and mineral exploration divisions.

     Interest expense increased to $2,604,000 for fiscal 2004 compared to $2,490,000 for fiscal 2003. The increase was a result of an increase in the Company’s average borrowings during the year.

     The Company recorded debt extinguishment costs of $2,320,000 for fiscal 2004 and $1,135,000 for fiscal 2003. The losses for the periods represent prepayment penalties and the write-off of associated deferred fees in connection with refinancing of the Company’s credit facilities.

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

     Net income for fiscal 2004 included income related to discontinued operations of $290,000. During the fourth quarter of fiscal 2004, the Company sold its Layne Christensen Canada and Toledo Oil and Gas subsidiaries. Both entities were historically reported as part of the Company’s energy segment. In connection with the sales, the Company recorded a gain of $1,746,000, net of income taxes of $1,034,000. The gains related to the sale of these operations were offset by operating losses of $1,456,000, net of income taxes of $215,000 (see Note 4 of the Notes to Consolidated Financial Statements).

Water Resources Division
(in thousands)

	Year ended January 31,
	2004	2003
Revenues	$169,631	$167,080
Income from continuing operations before income taxes	18,927	24,524

     Water resources revenues increased 1.5% to $169,631,000 for the year ended January 31, 2004, from $167,080,000 for the year ended January 31, 2003. The increase in revenues was primarily the result of a concerted effort to maintain market share in the division’s markets, especially the soft municipal market where activity has been impacted by competitive pressures and reduced spending. The increase is also attributable to increased infrastructure needs as a result of population expansion in certain areas of the United States, especially metropolitan areas in California and Illinois.

     Income from continuing operations for the water resources division decreased 22.8% to $18,927,000 for the year ended January 31, 2004, compared to $24,524,000 last year. The decrease in income from continuing operations for the twelve months ended January 31, 2004, was primarily attributable to competitive pricing pressures in the municipal, industrial, energy and agricultural market segments, reduced margins due to a difficult winter drilling season and earnings from a large, multi-divisional project in the prior year which was not replaced in fiscal 2004.

Mineral Exploration Division
(in thousands)

	Year ended January 31,
	2004	2003
Revenues	$68,218	$55,769
Income (loss) from continuing operations before income taxes	2,753	(1,138)

     Mineral exploration revenues increased 22.3% to $68,218,000 for the year ended January 31, 2004, compared to revenues of $55,769,000 for the year ended January 31, 2003. The increase in revenues was attributable to increased exploration activity in the Company’s markets as a result of higher gold and base metals prices. The increased activity levels had the greatest impact at the Company’s locations in Africa.

     Income from continuing operations for the mineral exploration division was $2,753,000 for the year ended January 31, 2004, compared to a loss from continuing operations of $1,138,000 for the year ended January 31, 2003. The improved profitability in the division was primarily due to the increased activity levels noted above. The division also benefited from improved earnings by its Latin American affiliates and lower depreciation from assets that were fully depreciated in prior periods. These items were partially offset by increased expenses in Australia to bring equipment into compliance with changes in transportation regulations.

Geoconstruction Division
(in thousands)

	Year ended January 31,
	2004	2003
Revenues	$31,285	$29,621
Income from continuing operations before income taxes	2,079	2,573

     Geoconstruction revenues increased 5.6% to $31,285,000 for the year ended January 31, 2004, compared to $29,621,000 for the year ended January 31, 2003. The increase in revenues was primarily a result of a large project in the northwest United States for the Department of Energy and increased sales at the Company’s manufacturing unit in Italy. The increased sales in Italy were primarily the result of the weakened value of the U.S. dollar against the euro, the functional currency of the subsidiary. The movement of the euro versus the dollar resulted in an increase of approximately $1,000,000 upon conversion to the Company’s reporting currency.

     The geoconstruction division had income from continuing operations of $2,079,000 for the year ended January 31, 2004, compared to $2,573,000 for the year ended January 31, 2003. The decrease in income from continuing operations was attributable to delays and work suspensions on certain public sector projects partially offset by reduced depreciation expense from assets that were fully depreciated in prior periods.

Energy Division
(in thousands)

	Year ended January 31,
	2004	2003
Revenues	$2,919	$2,617
Loss from continuing operations before income taxes	(1,528)	(1,340)

     Energy division revenues increased 11.5% to $2,919,000 for the year ended January 31, 2004, compared to revenues of $2,617,000 for the year ended January 31, 2003. The increase in revenues for the division was primarily attributable to increased market penetration of the Company’s resonance technology process. Revenues for the division in fiscal 2004 include approximately $73,000 related to the Company’s coalbed methane projects in the mid-continent region of the United States.

     The division had a loss from continuing operations of $1,528,000 for the year ended January 31, 2004, compared to a loss from continuing operations of $1,340,000 for the year ended January 31, 2003. The increased loss for the division is the result of increased expenses related to the Company’s coalbed methane development activities.

Unallocated Corporate Expenses

     Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $10,681,000 and $10,398,000 for the years ended January 31, 2004 and 2003, respectively. The increase in unallocated corporate expenses for the year ended January 31, 2004, was primarily the result of severance-related costs (see Note 7 of the Notes to Consolidated Financial Statements) of approximately $800,000 incurred during the second quarter offset by cost reduction measures implemented late in fiscal 2003.

Fluctuation in Quarterly Results

     The Company historically has experienced fluctuations in its quarterly results arising from the timing of the award and completion of contracts, the recording of related revenues and unanticipated additional costs incurred on projects. The Company’s revenues on large, long-term drilling contracts are recognized on a percentage of completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. A significant number of the Company’s contracts contain fixed prices and assign responsibility to the Company for cost overruns for the subject projects; as a result, revenues and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could affect the Company’s operating results for a particular quarter. Many of the Company’s contracts are also subject to cancellation by the customer upon short notice with limited damages payable to the Company. In addition, adverse weather conditions, natural disasters, force majeure and other similar events can curtail Company operations in various regions of the world throughout the year, resulting in performance delays and increased costs. Moreover, the Company’s domestic drilling activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to drilling sites and the ability to drill; as a result, the Company’s revenues and earnings in its second and third quarters tend to be higher than revenues and earnings in its first and fourth quarters. Accordingly, as a result of the foregoing as well as other factors, quarterly results should not be considered indicative of results to be expected for any other quarter or for any full fiscal year. See the Company’s Consolidated Financial Statements and Notes thereto.

Inflation

     Management believes that the Company’s operations for the periods discussed have not been adversely affected by inflation or changing prices from its suppliers.

Liquidity and Capital Resources

     Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures. The Company’s primary sources of liquidity have historically been cash from operations, supplemented by borrowings under its credit facilities.

     The Company maintains an agreement (the “Master Shelf Agreement”) whereby it can issue up to $60,000,000 in unsecured notes. The Company also holds a revolving credit facility (the “Credit Agreement”) composed of an unsecured $30,000,000 revolving facility. Borrowings under the Master Shelf and Credit Agreements were used to refinance borrowings outstanding under the Company’s previous credit facilities. At January 31, 2005, the Company had outstanding notes of $60,000,000 under the Master Shelf Agreement (see Note 12 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at January 31, 2005 and expects to remain in compliance through the foreseeable future.

     The Company’s working capital as of January 31, 2005, 2004 and 2003, was $54,455,000, $52,406,000 and $33,675,000, respectively. The increase in working capital at January 31, 2005 was primarily attributable to the increased investment in inventory necessary to support the Company’s expanded operations, and the payment of certain lease termination costs related to the sale of Layne Christensen Canada. Additionally, working capital at January 31, 2004 and 2003 includes the receipt of proceeds from the sale of businesses near the end of January in each year. Excluding cash and cash equivalents, working capital as of January 31, 2005, 2004 and 2003 would have been $40,047,000, $30,804,000 and $22,905,000, respectively. As of January 31, 2005, the Company had no material commitments outstanding for capital assets.

     The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2006.

Operating Activities

     Cash from operating activities, including discontinued operations, increased $12,184,000 to $16,954,000 for the year ended January 31, 2005. The cash from operating activities include $2,969,000 used in discontinued operations, which was primarily attributable to the payment of lease termination liabilities and closing costs related to the sale of Layne Canada, partially offset by the collection of receivables also related to Layne Canada. Cash from continuing operations increased to $19,923,000 from $4,474,000 in the prior year primarily due to the increased net income from continuing operations and less significant working capital increases as compared to 2004.

Investing Activities

     The Company’s capital expenditures of $27,692,000 for fiscal 2005 were directed primarily toward the Company’s expansion into coalbed methane (“CBM”) exploration and production. Expenditures related to the Company’s CBM efforts totaled $12,089,000 during fiscal 2005 including the construction of gas pipeline infrastructure near the Company’s development projects. Additionally, the Company acquired two CBM oil and gas projects totaling $2,728,000 and acquired a 75% interest in gas transportation facilities and equipment for $654,000. The Company also expanded its water resources business through the acquisition of the assets of Beylik Drilling and Pump Service, Inc. (“Beylik”) for total proceeds of $14,743,000 (see Note 2 of the Notes to Consolidated Financial Statements for a discussion of these acquisitions). The remaining capital expenditures were directed towards expansion and upgrading of the Company’s equipment and facilities primarily in the water resources and mineral exploration divisions.

     Investing activities for fiscal 2004 include the proceeds from the sale of businesses of $18,114,000 and business acquisitions of $1,150,000. The Company sold Layne Canada on January 30, 2004, and received $15,914,000 upon closing. On January 6, 2004, the Company sold Toledo Oil and Gas (“Toledo”) and received $2,200,000 upon closing. An additional payment of $300,000 related to the sale of Toledo was received in February 2004. During fiscal 2004, the Company acquired Mohajir Engineering Group for $1,150,000 (see Note 2 of the Notes to Consolidated Financial Statements). The acquisition positioned the Company to take advantage of growth opportunities in the CBM development market.

Financing Activities

     The Company’s financing activities primarily related to the issuance of $20,000,000 in notes under the Master Shelf Agreement to fund the acquisitions of Beylik and CBM-related assets totaling $18,125,000. In addition, the borrowings were used for working capital requirements, capital expenditures and the payment of $1,740,000 for the DrillCorp promissory note.

     In fiscal 2004, proceeds from option exercises were unusually high due to increases in the Company’s stock price and a large number of options with impending expiration dates. The proceeds from issuance of the notes under the Master Shelf Agreement in 2004 were used to pay the outstanding borrowings under the Company’s previous credit facilities, a prepayment penalty related to the previous loan facilities and issuance costs related to the Master Shelf Agreement and the Company’s new revolving credit facility. Financing activities in 2004 also include payments of $680,000 related to the DrillCorp promissory note.

Contractual Obligations and Commercial Commitments

     The Company’s contractual obligations and commercial commitments are summarized as follows (in thousands):

		Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual Obligations and Other Commercial Commitments
Credit facilities	$60,000	$—	$13,333	$40,000	$6,667
Operating leases	14,961	5,098	8,973	890	—
Mineral interest obligations	313	46	102	57	108
DrillCorp Promissory Note	1,080	1,080	—	—	—

Total contractual cash obligations	76,354	6,224	22,408	40,947	6,775

Standby letters of credit	10,971	10,971	—	—	—
Asset retirement obligations	414	—	—	—	414

Total contractual obligations and commercial commitments	$87,739	$17,195	$22,408	$40,947	$7,189

     The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Payments related to the credit facilities do not include interest payments. The credit facilities bear fixed interest rate of 6.05% and 5.40% (see Note 12 of the Notes to Consolidated Financial Statements).

     The Company incurs additional obligations in the ordinary course of operations. These obligations, including but not limited to, interest payments on debt, income tax payments and pension fundings are expected to be met in the normal course of operations.

Critical Accounting Policies and Estimates

     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Accounting policies are more fully described in Note 1 of the Notes to the Consolidated Financial Statements, located elsewhere in this Annual Report on Form 10-K. The Company believes that the following represents the more critical estimates and assumptions used in the preparation of its consolidated financial statements.

     Revenue Recognition - Revenue is recognized on large, long-term contracts using the percentage of completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Goodwill and Other Intangibles - In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, which was effective for the Company as of February 1, 2002. SFAS No. 142 substantially changed the accounting for goodwill, requiring that goodwill and other intangible assets with indefinite useful lives cease to be amortized, and instead periodically tested for impairment. The Company performs its annual impairment test as of December 31 each year. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations.

The Company believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or the Company’s strategies change, it is possible that the Company’s conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position or results of operations.

     Other Long-lived Assets - In evaluating the fair value and future benefits of long-lived assets, including the Company’s gas transportation facilities and equipment, the Company performs an analysis of the anticipated future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation. The Company believes at this time that the long-lived assets’ carrying values and useful lives continue to be appropriate.

     Accrued Insurance Expense - The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a deductible or self-insured limit. Estimates are recorded for health and welfare, property and casualty insurance costs that are associated with these programs. These costs are estimated based on actuarially determined projections of future payments under these programs. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

     Costs estimated to be incurred in the future for employee medical benefits, property and casualty insurance programs resulting from claims which have occurred are accrued currently. Under the terms of the Company’s agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies. These costs are not expected to significantly impact liquidity in future periods (see Note 15 of the Notes to Consolidated Financial Statements).

     Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of those funds considered to be invested indefinitely (see Note 9 of the Notes to Consolidated Financial Statements).

     Reserve Estimates - The Company’s estimates of coalbed methane gas reserves, by necessity, are projections base on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material.

     The Company’s estimated proved reserves at January 31, 2005 were prepared by independent petroleum engineering consultants Cawley, Gillespie & Associates, Inc. Due to the early stages of completion of the Company’s projects, the Company did not have sufficient production information with which reserves could be established for earlier periods.

     Oil and gas properties and mineral interests - The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.

     The Company is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties, as adjusted for asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the last day of the quarter, with effect given to the Company’s cash flow hedge positions, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.

     Litigation and Other Contingencies - The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.

     See Note 17 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and their impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The principal market risks to which the Company is exposed are interest rate risk on variable rate debt, foreign exchange rate risk that could give rise to translation and transaction gains and losses and fluctuations in the price of natural gas.

     The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is included in Note 12 of the Notes to Consolidated Financial Statements of this Form 10-K. As of January 31, 2005, the Company’s long-term debt outstanding carries a fixed-rate. Accordingly, an instantaneous change in interest rates of one percentage point would not significantly impact the Company’s annual interest expense.

     Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The operations are described in Notes 1 and 16 to the Consolidated Financial Statements. The Company’s affiliates also operate in South America and Mexico (see Note 3 of the Notes to Consolidated Financial Statements). The majority of the Company’s contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 13 of the Notes to Consolidated Financial Statements). As of January 31, 2005, the Company held no option contracts.

     As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would impact income from continuing operations before income taxes by approximately $59,000, $240,000 and $45,000 for the years ended January 31, 2005, 2004 and 2003, respectively. This represents approximately ten percent of the income from continuing operations of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

     Foreign exchange gains and losses in the Company’s Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company’s Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange losses for the years ended January 31, 2005, 2004 and 2003, were $342,000 $232,000 and $52,000, respectively.

     The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s natural gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of January 31, 2005, the Company held contracts for physical delivery of 439,000 million British Thermal Units (“MMBtu”) of natural gas at prices ranging from $6.30 to $9.65 per MMBtu. The estimated fair value of such contracts at January 31, 2005 was $213,000.

     We estimate that a 10% change in the price of natural gas would impact income from continuing operations before taxes by approximately $382,000 for the year ended January 31, 2005.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULES

     All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements of the Company or the Notes thereto.

Statement of Management Responsibility

     The Consolidated Financial Statements of Layne Christensen Company and subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States. The integrity and objectivity of the data in these financial statements are the responsibility of management, as is all other information included in the Annual Report on Form 10-K. Management believes the information presented in the Annual Report is consistent with the financial statements, and the financial statements do not contain material misstatements due to fraud or error. Where appropriate, the financial statements reflect management’s best estimates and judgments.

     Management is also responsible for maintaining a system of internal accounting controls with the objectives of providing reasonable assurance that the Company’s assets are safeguarded against material loss from unauthorized use or disposition, and that authorized transactions are properly recorded to permit the preparation of accurate financial data. However, limitations exist in any systems of internal controls based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of accounting controls, of which its internal auditing function is an integral part, accomplishes the stated objectives.

     The Audit Committee of the Board of Directors, composed of outside directors, meets periodically with management, the Company’s independent accountants and internal audit to review matters related to the Company’s financial statements, internal audit activities, internal accounting controls and nonaudit services provided by the independent accountants. The independent accountants and internal audit have full access to the Audit Committee and meet with it, both with and without management present, to discuss the scope and results of their audits, including internal controls, audit and financial matters.

/s/Andrew B. Schmitt	/s/Jerry W. Fanska

Andrew B. Schmitt	Jerry W. Fanska
President and Chief	Vice President and Chief
Executive Officer	Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas

We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries as of January 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Deloitte & Touche LLP

Kansas City, Missouri
April 14, 2005

Layne Christensen Company and Subsidiaries
Consolidated Balance Sheets
As of January 31, 2005 and 2004
(in thousands)

	January 31,	January 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$14,408	$21,602
Customer receivables, less allowance of $4,106 and $4,104, respectively	54,280	55,336
Costs and estimated earnings in excess of billings on uncompleted contracts	17,143	13,746
Inventories	18,098	13,947
Deferred income taxes	11,664	9,357
Income taxes receivable	1,186	724
Other	4,704	6,057

Total current assets	121,483	120,769

Property and equipment:
Land	6,842	7,861
Buildings	14,342	14,648
Machinery and equipment	176,141	160,327
Gas transportation facilities and equipment	6,413	2,267
Oil and gas properties	20,573	10,376
Mineral interests in oil and gas properties	3,671	1,441

	227,982	196,920
Less-accumulated depreciation and depletion	(138,526)	(132,120)

Net property and equipment	89,456	64,800

Other assets:
Investment in affiliates	20,558	19,239
Goodwill	8,025	2,449
Deferred income taxes	2,931	7,717
Other	2,927	2,353

Total other assets	34,441	31,758

	$245,380	$217,327

See Notes to Consolidated Financial Statements.

- Continued -

Layne Christensen Company and Subsidiaries
Consolidated Balance Sheets (Continued)
As of January 31, 2005 and 2004
(in thousands, except share data)

	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,758	$25,568
Accrued compensation	14,397	11,925
Accrued insurance expense	5,781	6,392
Other accrued expenses	9,930	8,511
Lease termination costs	—	6,603
Income taxes payable	3,476	463
Billings in excess of costs and estimated earnings on uncompleted contracts	7,686	8,901

Total current liabilities	67,028	68,363

Noncurrent and deferred liabilities:
Long-term debt	60,000	42,000
Accrued insurance expense	8,247	7,690
Other	4,945	5,589

Total noncurrent and deferred liabilities	73,192	55,279

Minority interest	463	—

Contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01 per share, 30,000,000 shares authorized, 12,618,641 and 12,533,818 shares issued and outstanding	126	125
Capital in excess of par value	90,707	89,759
Retained earnings	23,212	13,458
Accumulated other comprehensive loss	(9,067)	(9,629)
Unearned compensation	(281)	—
Notes receivable from management stockholders	—	(28)

Total stockholders’ equity	104,697	93,685

	$245,380	$217,327

See Notes to Consolidated Financial Statements.

- Concluded -

Layne Christensen Company and Subsidiaries
Consolidated Statements of Income
For the Years Ended January 31, 2005, 2004 and 2003
(in thousands, except per share data)

	2005	2004	2003
Revenues	$343,462	$272,053	$255,523
Cost of revenues (exclusive of depreciation shown below)	250,244	196,462	180,351

Gross profit	93,218	75,591	75,172
Selling, general and administrative expenses	60,214	53,920	52,425
Depreciation, depletion and amortization	14,441	11,877	13,204
Other income (expense):
Equity in earnings of affiliates	2,637	1,398	842
Interest	(3,221)	(2,604)	(2,490)
Debt extinguishment costs	—	(2,320)	(1,135)
Other, net	1,220	358	1,694

Income from continuing operations before income taxes	19,199	6,626	8,454
Income tax expense	9,215	4,265	5,084
Minority interest	(17)	—	(188)

Net income from continuing operations before discontinued operations and cumulative effect of accounting change	9,967	2,361	3,182
Loss from discontinued operations, net of income tax benefit of $127, $215 and $1,094	(213)	(1,456)	(2,225)
Gain (loss) on sale of discontinued operations, net of income taxes of $0, $1,034 and $15	—	1,746	(23)

Net income before cumulative effect of accounting change	9,754	2,651	934
Cumulative effect of accounting change, net of income taxes of $5,796	—	—	(14,429)

Net income (loss)	$9,754	$2,651	$(13,495)

 -  Continued -

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Income (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
(in thousands, except per share data)

	2005	2004	2003
Basic income (loss) per share:
Net income from continuing operations	$0.79	$0.20	$0.27
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.02	(0.19)

Net income before cumulative effect of accounting change	0.78	0.22	0.08
Cumulative effect of accounting change, net of income taxes	—	—	(1.22)

Net income (loss) per share	$0.78	$0.22	$(1.14)

Diluted income (loss) per share:
Net income from continuing operations	$0.77	$0.19	$0.26
Income (loss) from discontinued operations, net of income taxes	(0.02)	0.02	(0.18)

Net income before cumulative effect of accounting change	0.75	0.21	0.08
Cumulative effect of accounting change, net of income taxes	—	—	(1.19)

Net income (loss) per share	$0.75	$0.21	$(1.11)

Weighted average number of common and dilutive equivalent shares outstanding:
Weighted average shares outstanding - basic	12,563	12,202	11,823
Dilutive stock options	368	211	319

Weighted average shares outstanding - diluted	12,931	12,413	12,142

 -  Concluded -

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended January 31, 2005, 2004 and 2003
(in thousands, except share data)

							Notes
			Capital		Accumulated		Receivable
			In Excess		Other		from
	Common Stock		of Par	Retained	Comprehensive	Unearned	Management
	Shares	Amount	Value	Earnings	Loss	Compensation	Stockholders	Total
Balance, February 1, 2002	11,707,694	$117	$83,605	$24,302	$(12,027)	$—	$(105)	$95,892
Comprehensive loss:
Net loss	—	—	—	(13,495)	—	—	—	(13,495)
Other comprehensive income (loss):
Change in unrecognized pension liability, net of income taxes of $570	—	—	—	—	(906)	—	—	(906)
Foreign currency translation adjustments, net of income taxes of $754	—	—	—	—	1,198	—	—	1,198
Change in unrealized gain on available for sale investments, net of income taxes of $26	—	—	—	—	(53)	—	—	(53)
Change in unrealized loss on swap, net of income taxes of $84	—	—	—	—	(134)	—	—	(134)

Comprehensive loss								(13,390)

Issuance of stock upon exercise of options	144,956	2	544	—	—	—	—	546
Income tax benefit on exercise of options	—	—	265	—	—	—	—	265
Payments on notes receivable	—	—	—	—	—	—	60	60

Balance, January 31, 2003	11,852,650	119	84,414	10,807	(11,922)	—	(45)	83,373
Comprehensive income:
Net income	—	—	—	2,651	—	—	—	2,651
Other comprehensive income:
Change in unrecognized pension liability, net of income taxes of $71	—	—	—	—	112	—	—	112
Foreign currency translation adjustments, net of income taxes of $1,330	—	—	—	—	1,093	—	—	1,093
Change in unrealized loss on available for sale investments, net of income taxes of $62	—	—	—	—	98	—	—	98
Change in unrealized loss on swap, net of income taxes of $84	—	—	—	—	134	—	—	134
Change in unrealized gain on exchange contracts, net of income taxes of $539	—	—	—	—	856	—	—	856

Comprehensive income								4,944

 - Continued -

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended January 31, 2005, 2004 and 2003
(in thousands, except share data)

							Notes
			Capital		Accumulated		Receivable
			In Excess		Other		from
	Common Stock		of Par	Retained	Comprehensive	Unearned	Management
	Shares	Amount	Value	Earnings	Loss	Compensation	Stockholders	Total
Issuance of stock for incentive compensation program	217,504	2	1,701	—	—	—	—	1,703
Issuance of acquisition escrow shares	50,761	—	500	—	—	—	—	500
Issuance of stock upon exercise of options	412,903	4	2,742	—	—	—	—	2,746
Income tax benefit on exercise of options	—	—	402	—	—	—	—	402
Payments on notes receivable	—	—	—	—	—	—	17	17

Balance, January 31, 2004	12,533,818	125	89,759	13,458	(9,629)	—	(28)	93,685
Comprehensive income:
Net income				9,754				9,754
Other comprehensive income (loss):
Change in unrecognized pension liability, net of income tax benefit of $75	—	—	—	—	(118)	—	—	(118)
Foreign currency translation adjustments, net of income tax benefit of $328	—	—	—	—	1,536	—	—	1,536
Change in unrealized gain on exchange contracts, net of income tax benefit of $539	—	—	—	—	(856)	—	—	(856)

Comprehensive income								10,316

Issuance of restricted stock	24,576	—	375	—	—	(375)	—	—
Amortization of unearned compensation	—	—	—	—	—	94	—	94
Issuance of stock upon exercise of options	60,247	1	346	—	—	—	—	347
Income tax benefit on exercise of options		—	227	—	—	—	—	227
Payments on notes receivable	—	—	—	—	—	—	28	28

Balance, January 31, 2005	12,618,641	$126	$90,707	$23,212	$(9,067)	$(281)	$—	$104,697

 - Concluded -

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended January 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Cash flow from operating activities:
Net income (loss)	$9,754	$2,651	$(13,495)
Adjustments to reconcile net income (loss) to cash from operations:
(Gain) loss on sale of discontinued operations, net of income taxes	—	(1,746)	23
Loss from discontinued operations, net of income taxes	213	1,456	2,225
Loss on extinguishment of debt	—	2,320	1,135
Cumulative effect of accounting change, net of income taxes	—	—	14,429
Depreciation, depletion and amortization	14,441	11,877	13,204
Deferred income taxes	2,806	2,431	(565)
Equity in earnings of affiliates	(2,637)	(1,398)	(842)
Dividends received from affiliates	1,386	843	1,974
Minority interest	17	—	188
Gain from disposal of property and equipment	(1,744)	(146)	(47)
Gain on sale of businesses	—	—	(214)
Gain on sale of investments	—	(8)	(901)
Changes in current assets and liabilities, (exclusive of effects of acquisitions and disposals):
(Increase) decrease in customer receivables	(7,983)	(11,352)	2,446
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(3,240)	(6,654)	2,158
(Increase) decrease in inventories	(3,428)	(1,909)	4,430
(Increase) decrease in other current assets	939	(377)	758
Increase (decrease) in accounts payable and accrued expenses	11,336	3,481	(10,223)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(1,215)	1,109	(537)
Other, net	(722)	1,896	1,046

Cash from continuing operations	19,923	4,474	17,192
Cash from (used in) discontinued operations	(2,969)	296	1,891

Cash from operating activities	16,954	4,770	19,083

See Notes to Consolidated Financial Statements.

 - Continued -

Layne Christensen Company and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
For the Years Ended January 31, 2005, 2004 and 2003
(in thousands)

	2005	2004	2003
Cash flow from (used in) investing activities:
Additions to property and equipment	$(15,603)	$(10,089)	$(11,809)
Additions to gas transportation facilities and equipment	(2,360)	(2,259)	—
Additions to oil and gas properties	(8,608)	(7,208)	(3,176)
Additions to mineral interests in oil and gas properties	(1,121)	(1,072)	(369)
Proceeds from disposal of property and equipment	3,214	349	3,264
Proceeds from sale of businesses	300	18,114	6,851
Acquisition of business	(14,743)	(1,150)	(246)
Acquisition of gas transportation facilities and equipment	(654)	—	—
Acquisition of oil and gas properties	(2,728)	—	—
Proceeds from sale of investment	—	167	500
Investment in joint venture	(98)	(111)	(1,059)

Cash used in continuing operations	(42,401)	(3,259)	(6,044)
Cash used in discontinued operations	—	(2,976)	(1,663)

Cash used in investing activities	(42,401)	(6,235)	(7,707)

Cash flow from (used in) financing activities:
Net borrowings (repayments) under revolving credit facilities	(2,000)	2,000	8,500
Issuance of long-term debt	20,000	40,000	35,000
Repayments of long-term debt	—	(32,370)	(45,487)
Prepayment penalty on early extinguishment of debt	—	(671)	(1,135)
Debt issuance costs	—	(160)	(1,709)
Payments on DrillCorp promissory note	(1,740)	(680)	—
Issuance of common stock	347	2,746	546
Payments on notes receivable from management stockholders	28	17	60

Cash from (used in) financing activities	16,635	10,882	(4,225)

Effects of exchange rate changes on cash	1,618	1,415	636

Net increase (decrease) in cash and cash equivalents	(7,194)	10,832	7,787
Cash and cash equivalents at beginning of year	21,602	10,770	2,983

Cash and cash equivalents at end of year	$14,408	$21,602	$10,770

See Notes to Consolidated Financial Statements.

 -  Concluded  -

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

(1)	Summary of Significant Accounting Policies

     Description of Business - Layne Christensen Company and subsidiaries (together, the “Company”) provide comprehensive services and products to the water resources, mineral exploration, geoconstruction and energy markets through its four primary operating divisions (see Note 16). The Company operates throughout North America as well as in Africa, Australia and Europe. Its customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors and, to a lesser extent, agribusiness. In mineral exploration, the Company has ownership interest in certain foreign affiliates operating in South America, with facilities in Chile and Peru (see Note 3).

     Fiscal Year - References to years are to the fiscal years then ended.

     Investment in Affiliated Companies - Investments in affiliates (20% to 50% owned) in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Financial information for the Company’s affiliates and certain foreign subsidiaries is reported in the Company’s consolidated financial statements with a one-month lag in reporting periods.

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

     Foreign Currency Transactions and Translation - The cash flows and financing activities of the Company’s Mexican and African operations are primarily denominated in the U.S. dollar. Accordingly, these operations use the U.S. dollar as their functional currency and translate monetary assets and liabilities at year-end exchange rates while nonmonetary items are translated at historical rates. Income and expense accounts are translated at the average rates in effect during the year, except for depreciation, certain cost of revenues and selling expenses which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence.

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

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

     Net foreign currency transaction losses for 2005, 2004 and 2003 were $342,000, $232,000 and $52,000, respectively.

     Revenue Recognition - Revenue is recognized on large, long-term contracts using the percentage of completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract prices and costs estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue is recognized on smaller, short-term contracts using the completed contract method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

     Inventories - The Company values inventories at the lower of cost (first-in, first-out) or market. Allowances are recorded for inventory considered to be excess or obsolete. Inventories consist primarily of parts and supplies.

     Property and Equipment and Related Depreciation - Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $13,561,000, $11,847,000 and $13,204,000 in 2005, 2004 and 2003, respectively. The lives used for the items within each property classification are as follows:

Years
Buildings	15 - 35
Machinery and equipment	3 - 10
Gas transportation facilities and equipment	15

     Through its energy division, the Company engages in the operation, development, production and acquisition of oil and gas properties, principally focusing on coalbed methane gas projects. The Company follows the full-cost method of accounting for these properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. The capitalized costs associated with the Company’s oil and gas properties are depleted using the units of production method. Costs associated with production and general corporate activities are expensed in the period incurred. As of January 31, 2005 and 2004, the Company has capitalized $24,244,000 and $11,817,000, respectively, related to oil and gas properties and land acquisition costs. Depletion expense was $880,000 and $30,000 in 2005 and 2004, respectively.

     Goodwill - Goodwill relates to acquisitions completed by the Company. In 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” which resulted in the Company

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

ceasing to amortize goodwill. At least annually as of December 31, goodwill is tested for impairment by applying a fair value based test. In assessing the value of goodwill, assets and liabilities are assigned to reporting units and a discounted cash flow analysis is used to determine fair value.

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

     The Company is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties as adjusted for asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the last day of the quarter, with effect given to the Company’s cash flow hedge positions, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.

     Accrued Insurance Expense - Costs estimated to be incurred in the future for employee medical benefits, property and casualty insurance programs resulting from claims which have been incurred are accrued currently. Under the terms of the Company’s agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies (see Note 15).

     Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 2005 and 2004, because of the relatively short maturity of those instruments. See Note 12 for disclosure regarding the fair value of indebtedness of the Company.

     The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires all derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Under SFAS 133, the Company accounts for its unrealized hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in accumulated other comprehensive income in stockholders’ equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives change in fair value, if any, is immediately recognized in operations. The Company’s fixed-price natural gas contracts result in the

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

physical delivery of gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts (see Note 13 for disclosure regarding the fair value of derivative instruments).

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

     The amounts paid for income taxes and interest are as follows (in thousands):

	2005	2004	2003
Income taxes	$3,017	$4,157	$3,348
Interest	3,665	1,903	2,498

     Supplemental Noncash Transactions - In connection with the Beylik acquisition (see Note 2), the Company issued 24,576 shares of restricted common stock during the year ended January 31, 2005. The shares have a fair market value of $375,000 and vest over two years. In 2004, the Company issued 217,504 shares of common stock related to compensation awards. In 2003, the Company did not issue shares of common stock or stock options related to compensation awards.

     Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of those funds considered to be invested indefinitely (see Note 9).

     Earnings Per Share - Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. Options to purchase 310,000, 313,597 and 390,900 shares have been excluded from weighted average shares in 2005, 2004 and 2003, respectively, as their effect was antidilutive.

     Unearned Compensation – Unearned compensation expense associated with the issuance of restricted stock is amortized on a straight-line basis as the restrictions on the stock expire.

     Stock-Based Compensation - Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the “SFAS 123 Method”) or based on the difference, if any, between the

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the “APB 25 Method”). The Company uses the APB 25 Method to account for its stock-based compensation programs (see Notes 14 and 17) and recognized no compensation expense under this method in 2005, 2004 and 2003.

     Pro forma net income (loss) and earnings per share for 2005, 2004 and 2003, determined as if the SFAS 123 Method had been applied, are presented in the following table (in thousands, except per share amounts):

	2005	2004	2003
Net income (loss), as reported	$9,754	$2,651	$(13,495)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(414)	(134)	(578)

Pro forma net income (loss)	$9,340	$2,517	$(14,073)

Net income (loss) per share:
Basic - as reported	$0.78	$0.22	$(1.14)

Basic - pro forma	$0.74	$0.21	$(1.19)

Diluted - as reported	$0.75	$0.21	$(1.11)

Diluted - pro forma	$0.72	$0.20	$(1.16)

     Other Comprehensive Loss - Accumulated balances, net of income taxes, of Other Comprehensive Loss are as follows (in thousands):

					Unrealized	Accumulated
	Cumulative	Unrealized	Unrecognized	Unrealized	Gain on	Other
	Translation	Loss On	Pension	Loss on	Exchange	Comprehensive
	Adjustment	Investments	Liability	Swap	Contracts	Loss
Balance, February 1, 2003	$(9,794)	$(98)	$(1,896)	$(134)	$—	$(11,922)
Period change	1,093	98	112	134	856	2,293

Balance, January 31, 2004	(8,701)	—	(1,784)	—	856	(9,629)
Period change	1,536	—	(118)	—	(856)	562

Balance, January 31, 2005	$(7,165)	$—	$(1,902)	$—	$—	$(9,067)

     Reclassifications - Certain 2004 and 2003 amounts have been reclassified to conform with the 2005 presentation.

(2) Acquisitions

     On October 1, 2004, the Company acquired substantially all the assets of Beylik Drilling and Pump Service, Inc. (“Beylik”), a water drilling business located in California, for cash of $13,750,000 plus acquisition costs of $993,000. In conjunction with the Company’s current California locations, the acquisition significantly strengthened the Company’s water resources presence on the West Coast. Based on the Company’s preliminary allocation of the purchase price, the

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

acquisition had the following effect on the Company’s consolidated financial position (in thousands):

Amounts
Property and equipment	$8,383
Inventories	658
Costs and estimated earnings in excess of billings on uncompleted contracts	126
Goodwill	5,576

Total purchase price	$14,743

     Assuming Beylik had been acquired as of the beginning of the period and included in the accompanying consolidated statements of income, unaudited pro forma consolidated revenues, net income from continuing operations, net income and net income per share would have been as follows (in thousands, except per share amounts):

	2005	2004
Revenues	$359,600	$288,467
Net income from continuing operations	9,828	1,506
Net income	9,615	1,796
Basic earnings per share from continuing operations	$0.78	$0.12

Diluted earnings per share from continuing operations	$0.76	$0.12

Basic earnings per share	$0.77	$0.15

Diluted earnings per share	$0.74	$0.14

     The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition were made as of those dates or of results that may occur in the future. Pro forma results includes adjustments for interest expense on the portion of the $20,000,000 additional Senior Notes issued under the Master Shelf Agreement to fund the acquisition, and depreciation on acquisition adjustments related to acquired property and equipment.

     In September 2004, the Company purchased 75% of various gas wells, saltwater disposal wells and a pipeline from Colt Natural Gas LLC and Colt Pipeline LLC, affiliates of a working interest partner. As consideration for the purchase, the Company paid approximately $2,382,000 in cash. Concurrent with the acquisition, the Company contributed the acquired pipeline assets and $685,000 of existing gas gathering assets to a newly formed pipeline company, owned 75% by the Company and 25% by the working interest partner. The Company consolidates the newly formed entity and accordingly recorded an initial minority interest liability of $446,000.

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

     In April 2004, the Company acquired the remaining 50% working interest in oil and gas properties, including mineral interests, held by GLNA LLC, a working interest partner under an August 2002 development agreement for $1,000,000 cash and forgiveness of approximately $489,000 in joint interest receivables from such partner.

     The September and April acquisitions further the Company’s expansion of its energy presence in the mid-continent region of the United States. The acquisitions did not have significant effect on the Company’s results of operations or cash flows.

     The acquisitions had the following effect on the Company’s consolidated financial position (in thousands):

Amounts
Gas transportation facilities and equipment	$654
Mineral interest in oil and gas properties	1,110
Oil and gas properties	2,107

Total purchase price	$3,871

     On November 10, 2003, the Company acquired certain assets and inventory of DrillCorp Tanzania Ltd (“DrillCorp”), a mineral exploration drilling operation in Tanzania, for $3,500,000. The Company issued a non-interest bearing promissory note for $3,500,000 to a related entity of DrillCorp to finance the acquisition. The acquisition was made to expand the Company’s capital equipment resources and to assist in meeting the needs of recently awarded drilling contracts.

     On June 3, 2003, the Company acquired substantially all the assets of Mohajir Engineering Group, Inc., a full service engineering, geophysical, and geological consulting firm serving the energy industry. The acquisition did not have a significant effect on the Company’s financial position, results of operations or cash flows.

     Had the 2004 acquisitions taken place as of February 1, 2003, pro forma operating results would not have been significantly different from those reported. The 2004 acquisitions had the following effect on the Company’s consolidated financial position (in thousands):

Amounts
Property and equipment	$3,066
Inventory	500
Working capital	(2,076)
Intangible and other assets	1,100
Noncurrent and deferred liabilities	(1,440)

Total purchase price	$1,150

(3)	Investments in Affiliates

The Company’s investments in affiliates are carried at the Company’s equity in the underlying net assets plus an additional $4,607,000 as a result of purchase

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

accounting. This additional amount was being amortized over lives ranging from 20 to 35 years, however, amortization was ceased effective February 1, 2002 upon adoption of SFAS No. 142. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows at January 31, 2005:

Percentage
Owned
Christensen Chile, S.A. (Chile)	49.99%
Christensen Commercial, S.A. (Chile)	50.00%
Geotec Boyles Bros., S.A. (Chile)	49.75%
Boyles Bros. Diamantina, S.A. (Peru)	29.49%
Christensen Commercial, S.A. (Peru)	35.38%
Geotec, S.A. (Peru)	35.38%
Boytec, S.A. (Panama)	49.99%
Plantel Industrial S.A. (Chile)	50.00%
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)	49.99%
Geoductos Chile, S.A. (Chile)	50.00%
Nicholson/Layne Joint Venture, LLC	50.00%

     In May 2004, the Company entered into a joint venture with Nicholson Construction Company to complete a construction project. The Company invested $200,000 to acquire 50% ownership in the joint venture.

     Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates as of January 31, 2005, 2004 and 2003, and for the years then ended, was as follows (in thousands):

	2005	2004	2003
Current assets	$34,402	$28,663	$26,840
Noncurrent assets	25,552	24,137	25,492
Current liabilities	17,208	13,588	13,393
Noncurrent liabilities	3,391	4,219	3,646
Revenues	86,661	58,601	51,629
Gross profit	14,056	9,103	8,318
Operating income	7,966	4,110	3,839
Net income	6,680	3,268	2,206

     The Company had transactions and balances with its affiliates that resulted in the following amounts being included in the Consolidated Financial Statements as of January 31, 2005, 2004 and 2003, and for the years then ended (in thousands):

	2005	2004	2003
Accounts receivable	$202	$—	$77
Revenues	955	336	167

     Undistributed equity in earnings of the affiliates totaled $4,870,000, $3,419,000 and $2,820,000 as of January 31, 2005, 2004 and 2003, respectively.

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

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

     During the third quarter of 2004, the Company reclassified the results of operations of its Toledo Oil and Gas (“Toledo”) business to discontinued operations. Toledo was historically reported in the Company’s energy segment and offered conventional oilfield fishing services and coil tubing fishing services (see Note 16). On January 6, 2004, the Company sold the Toledo operation for $2,500,000 and recorded a gain on the sale of $57,000, net of income taxes of $30,000, for the year ended January 31, 2004. The Company received $2,200,000 upon the sale and an additional $300,000 in February 2004 at the end of a contingency period.

     In connection with the sale of Toledo, the Company recorded a contract termination liability for a long-term lease of the Toledo facilities. The contract termination liability represents the present value of the rental payments specified in the lease reduced by an estimate for sublease rentals (based on market value of similar properties). The Company will record accretion expense due to the passage of time for the difference between the expected lease obligations, net of sublease rentals, and the present value of such operations. The contract termination costs are included in the Loss from Discontinued Operations in the Company’s Consolidated Statements of Income. A summary of the lease liability follows (in thousands):

Amounts
January 31, 2004	$117
Payments	(28)
Accretion	7
Adjustments	25

January 31, 2005	$121

     Lease obligations of $135,000, net of sublease rentals, are expected to be paid over the remaining term of the lease which extends to 2008.

     On January 30, 2004, the Company sold its Layne Christensen Canada Ltd. (“Layne Canada”) subsidiary for $15,914,000. Layne Canada was a component of the Company’s energy segment (see Note 16) and provided drilling services to the shallow, unconventional oil and gas market. The Company recorded a gain on the sale of $1,652,000, net of income taxes of $994,000 for the year ended January 31, 2004.

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

     On December 10, 2002, the Company sold its Ranney® collector well business to Reynolds, Inc. for $1,575,000. The Ranney® business was a component of the Company’s Water Resources Division (see Note 16). The Company recorded a gain on the sale of approximately $827,000, net of income taxes of $520,000, for the year ended January 31, 2003.

     On January 23, 2003, the Company sold its Drilling Equipment Supply, Inc. (“DESI”) division to Boart Longyear for $2,616,000. DESI was a supply operation that distributed drilling equipment, parts and supplies and was the last remaining component of the Company’s products segment (see Note 16). The Company recorded a loss on the disposal of $850,000, net of income taxes of $535,000, for the year ended January 31, 2003.

     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for Layne Canada, Toledo, Ranney® and DESI have been classified as discontinued operations. Revenues and income (loss) from discontinued operations before income taxes for 2005, 2004 and 2003 were as follows (in thousands):

	2005	2004	2003
Revenues:
Canada	$—	$20,083	$11,301
Toledo	—	2,701	3,098
Ranney®	—	—	2,379
DESI	—	—	8,064

Total	$—	$22,784	$24,842

	2005	2004	2003
Income (loss) from discontinued operations before income taxes:
Canada	$(295)	$(473)	$179
Toledo	(45)	(1,273)	(1,577)
Ranney®	—	—	(726)
DESI	—	75	(1,195)

Total	$(340)	$(1,671)	$(3,319)

(5)	Goodwill

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
For the Years Ended January 31, 2005, 2004 and 2003

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

     In connection with the decision to reclassify its Toledo Oil and Gas business as discontinued operations in the third quarter of 2004, the Company reassessed the recoverability of the goodwill associated with that business and recorded an impairment charge of $160,000. The Company completed its annual impairment test on the remaining goodwill of its other businesses as of December 31, 2003 and 2004, and no further impairment was indicated.

     The carrying amount of goodwill attributed to each operating segment with goodwill balances follows (in thousands):

	Geo-		Water
	construction	Energy	Resources	Total
January 31, 2003	$1,499	$160	$—	$1,659
Impairment adjustment	—	(160)	—	(160)
Additions	—	950	—	950

January 31, 2004	$1,499	$950	—	$2,449
Additions	—	—	5,576	5,576

January 31, 2005	$1,499	$950	$5,576	$8,025

(6)	Other Income (Expense)

     Other income (expense) consisted of the following for the years ended January 31 (in thousands):

	2005	2004	2003
Gain from disposal of property and equipment	$1,744	$146	$47
Gain on sale of businesses	—	—	214
Gain from sale of investments	—	8	901
Gain (loss) from business closures	—	—	517
Exchange losses	(342)	(232)	(52)
Miscellaneous, net	(182)	436	67

	$1,220	$358	$1,694

     The gain from disposal of property and equipment in 2005 relates to the Company’s efforts to monetize non-strategic assets as well as gains from disposals in the ordinary course of business.

     The gain from disposal of property and equipment in 2004 includes gains of approximately $1,419,000 as a result of a Company initiative to monetize excess property and equipment, as well as gains from disposals in the ordinary course of business. These gains were reduced by a $1,800,000 write-down of the Company’s

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

former Christensen Products plant to reflect current estimates of net realizable value.

     In 2003, the Company, through its wholly owned subsidiary Layne Christensen Australia Pty Limited (“Layne Australia”), recognized a gain of $901,000 on the sale of its investment in a gold exploration project in Africa.

(7)	Severance Costs

     During the second quarter of 2004, the Company announced involuntary workforce reductions of 189 employees. The actions were primarily necessary to align the Company’s cost structure with current market conditions. As of July 31, 2003, the Company had notified all applicable employees affected by these actions. The Company recorded severance and benefit charges of approximately $530,000 related to these actions in the second quarter of 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The severance costs are recorded in the Company’s Consolidated Statements of Income as selling, general and administrative expenses for the year ended January 31, 2004. A reconciliation of the severance costs by segment follows (in thousands):

2004
Water resources	$90
Mineral exploration	289
Energy	25
Corporate	126

Total	$530

     As of January 31, 2005, the Company had paid all costs associated with these workforce reductions. A summary of the severance costs and related activity follows:

	Number of	Amount
	Employees	(in 000’s)
Balance January 31, 2003	—	$—
Charges	189	530
Payments	(187)	(502)

Balance January 31, 2004	2	$28
Payments	(2)	(28)

Balance January 31, 2005	—	$—

     In 2004, the Company also provided termination benefits to certain employees in exchange for the employees’ voluntary termination of service. These benefits were offered to align the Company’s cost structure with current market conditions. The Company recorded charges of approximately $714,000 as selling, general and administrative expenses in the Consolidated Statements of Income related to the voluntary termination benefits in accordance with SFAS No. 88, “Employers Accounting for Settlement and Curtailments of Defined Benefit Pension Plans and for Termination Benefits.”

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

(8)	Costs and Estimated Earnings on Uncompleted Contracts (in thousands):

	2005	2004
Costs incurred on uncompleted contracts	$95,347	$77,932
Estimated earnings	47,560	35,377

	142,907	113,309
Less: Billings to date	133,450	108,464

	$9,457	$4,845

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$17,143	$13,746
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,686)	(8,901)

	$9,457	$4,845

     The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year.

(9)	Income Taxes

     Income (loss) from continuing operations before income taxes is as follows (in thousands):

	2005	2004	2003
Domestic	$13,234	$9,060	$13,895
Foreign	5,965	(2,434)	(5,441)

	$19,199	$6,626	$8,454

     Components of income tax expense are as follows (in thousands):

	2005	2004	2003
Currently due:
U.S. federal	$438	$940	$4,750
State and local	16	363	1,079
Foreign	5,174	2,034	(198)

	5,628	3,337	5,631

Deferred:
U.S. federal	3,995	2,651	(2,036)
State and local	848	(51)	576
Foreign	(1,256)	(1,672)	913

	3,587	928	(547)

	$9,215	$4,265	$5,084

     Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company’s assets and liabilities. The

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

sources of these differences and their cumulative tax effects are as follows (in thousands):

	2005			2004
	Assets	Liabilities	Total	Assets	Liabilities	Total
Contract income	$3,419	$—	$3,419	$4,084	$—	$4,084
Inventory	2,180	(213)	1,967	2,377	(150)	2,227
Accrued insurance expense	1,718	—	1,718	1,982	—	1,982
Bad debts	1,671	—	1,671	1,728	—	1,728
Employee compensation	1,369	—	1,369	1,279	—	1,279
Tax loss carryforward	695	—	695	503	—	503
Unrealized gain on exchange contract	—	—	—	—	(539)	(539)
Other	1,758	(933)	825	1,314	(3,221)	(1,907)

Current	12,810	(1,146)	11,664	13,267	(3,910)	9,357

Cumulative translation adjustment	5,179	—	5,179	4,838	—	4,838
Buildings, machinery and equipment	91	(5,002)	(4,911)	287	(4,192)	(3,905)
Mineral interests and oil and gas properties	—	(4,687)	(4,687)	—	(2,264)	(2,264)
Gas transportation facilities and equipment	—	(1,156)	(1,156)	—	—	—
Tax deductible goodwill	4,405	—	4,405	5,094	—	5,094
Accrued insurance expense	3,503	—	3,503	3,287	—	3,287
Pension	1,817	(1,184)	633	1,659	(665)	994
Unremitted foreign earnings	—	(924)	(924)	—	(885)	(885)
Tax loss carryforward	83	—	83	1,769	—	1,769
Other	946	(140)	806	933	(2,144)	(1,211)

Noncurrent	16,024	(13,093)	2,931	17,867	(10,150)	7,717

Total	$28,834	$(14,239)	$14,595	$31,134	$(14,060)	$17,074

     The Company has several Australian and African subsidiaries which have generated tax losses. The majority of these losses have been utilized to reduce the Company’s federal and state income tax liabilities. The Company has certain state tax loss carryforwards totaling $12,200,000 ($2,500,000 expire in 2013, $9,000,000 expire in 2016, and $700,000 expire in 2021).

     At January 31, 2005, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $11,100,000 for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

     Deferred income taxes were provided on undistributed earnings of certain foreign affiliates where the earnings are not considered to be invested indefinitely. Income taxes and foreign withholding taxes were also provided on dividends received and gains recognized on the sale of certain affiliates during the year.

     A reconciliation of the total income tax expense to the statutory federal rate is as follows (in thousands):

	2005		2004		2003
		Effective		Effective		Effective
	Amount	Rate	Amount	Rate	Amount	Rate
Income tax at statutory rate	$6,720	35.0%	$2,253	34.0%	$2,374	34.0%
State income tax, net	562	2.9	230	3.53	382	4.5
Difference in tax expense resulting from:
Nondeductible expenses	475	2.5	429	6.5	390	4.6
Taxes on foreign affiliates	(446)	(2.3)	(163)	(2.5)	1,295	15.3
Taxes on foreign operations	2,171	11.3	1,251	18.9	(205)	(2.4)
Other, net	(267)	(1.4)	265	4.0	348	4.1

	$9,215	48.0%	$4,265	64.4%	$5,084	60.1%

     The Company’s federal income tax returns for the years ended January 31, 2000 and 2001 have been examined and the January 31, 2002 return is currently under examination by the Internal Revenue Service (“IRS”). The Company has received a notice of proposed adjustments for January 31, 2000 and 2001. Included in the notice are proposed adjustments with respect to deductions of certain non-U.S. subsidiaries that are based on an inadvertent failure to file an election form with respect to the deductions and to file annual certification statements with respect to multiple subsidiaries. Under Treasury regulations, the IRS has discretionary authority to grant relief for failures to make certain types of elections where a taxpayer can establish that it acted reasonably and in good faith, and the grant of relief will not prejudice the interests of the government. The Company believes that such relief will be granted and the ultimate outcome of the federal audits will not result in a material impact on the Company’s consolidated results of operations or financial position.

(10)	Operating Leases

     Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year from January 31, 2005, are as follows (in thousands):

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

2006	$5,098
2007	4,183
2008	3,102
2009	1,688
2010	890
Thereafter	—

     Operating leases are primarily for automobiles, light trucks, and office and shop facilities. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $11,992,000, $12,383,000 and $10,632,000 in 2005, 2004 and 2003, respectively.

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

     The following table sets forth the plan’s funded status as of December 31, 2004 and 2003 (the measurement dates) and the amounts recognized in the Company’s Consolidated Balance Sheets at January 31, 2005 and 2004 (in thousands):

	2005	2004
Benefit obligation at beginning of year	$7,367	$6,704
Service cost	—	210
Interest cost	438	421
Actuarial loss	649	366
Benefits paid	(367)	(334)

Benefit obligation at end of year	8,087	7,367

Fair value of plan assets at beginning of year	6,182	4,913
Actual return on plan assets	547	779
Employer contribution	688	824
Benefits paid	(367)	(334)

Fair value of plan assets at end of year	7,050	6,182

Funded status	(1,037)	(1,185)
Unrecognized actuarial loss	3,100	2,785
Contributions between measurement date and year-end	250	122

Net amount recognized	$2,313	$1,722

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

     Amounts recognized in the Company’s Consolidated Balance Sheets at January 31, 2005 and 2004 (in thousands) consist of:

	2005	2004
Prepaid benefit cost	$2,313	$1,722
Accrued benefit liability	(3,100)	(2,907)
Accumulated other comprehensive loss	3,100	2,907

Net amount recognized	$2,313	$1,722

     Net periodic pension cost for 2005, 2004 and 2003 includes the following components (in thousands):

	2005	2004	2003
Service cost	$66	$210	$167
Interest cost	438	421	409
Expected return on assets	(486)	(414)	(398)
Net amortization	207	190	68

Net periodic pension cost	$225	$407	$246

     The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset (if applicable). The unrecognized pension cost has been recorded as a charge to consolidated stockholders’ equity after giving effect to the related future tax benefit.

     The weighted average assumptions used to determine the benefit obligation and the net periodic pension cost for the years ending January 31, 2005, 2004 and 2003, are as follows:

	2005	2004	2003
Discount rate	5.5%	6.0%	6.5%
Expected long-term return on plan assets	7.5%	7.5%	8.0%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A
Market-related value of assets	N/A	N/A	N/A
Expected return on assets	Smoothed value	Smoothed value	Smoothed value

     The estimated long-term rate of return on assets was developed based on the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Benefit level assumptions for 2005, 2004 and 2003 are based on fixed amounts per year of credited service.

     The percentage of the fair value of total plan assets for each major category of plan assets as of the measurement date follows:

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

	As of December 31,
	2004	2003
Equity securities	62%	55%
Debt securities	37%	37%
Cash and cash equivalents	1%	8%

Total	100%	100%

     The Company’s investment policy includes the following asset allocation guidelines and were effective for both periods presented:

	Normal	Policy
	Weighting	Range
Equity securities	60%	40-70%
Debt securities	35%	20-60%
Cash and cash equivalents	5%	0-15%

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

     The Company contracts with a financial institution to provide investment management services. Full discretion in portfolio investments is given to the investment manager subject to the asset allocation guidelines and the following additional guidelines:

•	Equity Securities - Allowable equity securities include common stocks listed on any U.S. stock exchange or over-the-counter common stocks, preferred and convertible securities. The equity holdings of any single issuer should aggregate to no more than 10% of the total market value of the Plan.

•	International Securities - Allowable international securities include common stocks, preferred stocks, warrants, convertible securities, as well as government and corporate debt securities.

•	Mutual Funds - Mutual funds may be utilized for investments in fixed income, equity and international securities to enhance diversification and performance.

•	Fixed Income Securities - Allowable fixed income securities include U.S. Treasury securities, U.S. Agency securities and corporate bonds. All fixed income securities shall be rated “A” or better at the time of purchase. No fixed income security shall continue to be held if its rating falls below “BBB.” The securities of any single issuer, with

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

the exception of U.S. Treasuries and Agencies, should aggregate to no more than 10% of the total market value of the Plan. The fixed income segment of the portfolio will generally have an intermediate average maturity (five to ten years) and a maximum permitted maturity for an individual issue of fifteen years.

     The Company’s policy with respect to funding the qualified pension plan is to fund at least the minimum required by ERISA and not more than the maximum deductible for tax purposes. No contribution is expected to be required by ERISA for the January 1 to December 31, 2005 plan year. The Company expects calendar year 2005 contributions to the plan will be approximately $1,000,000.

     The estimated benefit payments expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows (in thousands):

2006	$374
2007	384
2008	390
2009	406
2010	418
2011-2015	2,520

     The Company also provides supplemental retirement benefits to the chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social

     Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability as of January 31, 2005 and 2004, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets at January 31, 2005 and 2004, were $1,359,000 and $1,190,000. Net periodic pension cost of the supplemental retirement benefits for 2005, 2004 and 2003 include the following components (in thousands):

	2005	2004	2003
Service cost	$98	$100	$38
Interest cost	71	67	67

Net periodic pension cost	$169	$167	$105

     The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $1,530,000, $1,368,000 and $1,316,000 in 2005, 2004 and 2003, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

     The Company’s salaried and certain hourly employees participate in Company-sponsored, defined contribution plans. Total expense for the Company’s portion

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

of these plans was $2,061,000, $1,576,000 and $1,560,000 in 2005, 2004 and 2003, respectively.

(12) Indebtedness

     On July 31, 2003, the Company entered into an agreement (“Master Shelf Agreement”) whereby it could issue up to $60,000,000 in unsecured notes. Upon closing, the Company issued $40,000,000 of notes (“Senior Notes”) under the Master Shelf Agreement. The Senior Notes bear a fixed interest rate of 6.05% and will be due on July 31, 2010, with annual principal payments of $13,333,000 beginning July 31, 2008. Proceeds from issuance of the Senior Notes were used to refinance borrowings outstanding under the Company’s previous term loan and revolving credit facility (“Previous Loan Facilities”). The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004. The additional Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2009. Proceeds of the issuance were used to finance the acquisition of Beylik Drilling and Pump Services, Inc. (see Note 2) and general corporate purposes.

     Concurrent with the signing of the Master Shelf Agreement, the Company closed on a new bank revolving credit facility (“Credit Agreement”). The Credit Agreement is an unsecured $30,000,000 revolving facility to be used for working capital requirements and general corporate purposes. The maximum available under the Credit Agreement is $30,000,000, less any outstanding letter of credit commitments (which are subject to a $15,000,000 sublimit). The Credit Agreement provides interest at variable rates equal to, at the Company’s option, a Eurodollar rate plus 1.75% to 2.75% (depending upon certain ratios) or an alternative reference rate as defined in the Credit Agreement. The Credit Agreement will be due and payable on July 31, 2006. On January 31, 2005, $10,971,000 letters of credit were outstanding on the Credit Agreement.

     The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to the calculation of earnings before interest, depreciation and taxes, minimum tangible net worth and minimum asset coverage. The Company was in compliance with its covenants as of January 31, 2005.

     In connection with refinancing the Previous Loan Facilities on July 31, 2003, the Company recorded debt extinguishment costs of $2,320,000. The costs included a prepayment penalty of $671,000, the write-off of deferred loan costs related to the Previous Loan Facilities of $1,447,000 and the write-off of the unrealized loss on the Company’s interest rate swap of $202,000. The debt extinguishment costs of $1,135,000 recorded in July 2002 were the result of refinancing a previous credit facility.

     The Company’s previous floating rate debt exposed it to changes in interest rates. During September 2002, the Company entered into an interest rate swap

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

agreement (the “Swap Agreement”), as required by the Previous Loan Facilities. The Swap Agreement effectively converted a portion of the previous term loan to a fixed rate basis, thus reducing the impact of interest rate changes. Upon entering the Master Shelf Agreement, a fixed interest rate contract, the Swap Agreement no longer qualified for hedge accounting and gains and losses related to the Swap Agreement were included in Other, net in the Company’s Consolidated Statements of Income as incurred. The Swap Agreement terminated in September 2004. The Swap Agreement had a fair market value of $127,000 as of January 31, 2004, which was included in Other accrued expenses in the Company’s Consolidated Balance Sheets.

     Maximum borrowings outstanding under the Company’s then-existing credit agreements during 2005, 2004 and 2003 were $64,000,000, $42,000,000 and $37,000,000, respectively, and the average outstanding borrowings were $50,250,000, $37,838,000 and $30,062,000, respectively. The weighted average interest rates were 5.8%, 5.7% and 6.6%, respectively.

     Loan costs incurred for securing long-term financing are amortized using a method that approximates the effective interest method over the term of the respective loan agreement. Amortization of these costs for 2005, 2004 and 2003 was $61,000, $205,000 and $345,000, respectively. Amortization of loan costs is included in Interest expense in the Consolidated Statements of Income.

     Debt outstanding as of January 31, 2005 and 2004, whose carrying value approximates fair market value, was as follows (in thousands):

	2005	2004
Long-term debt:
Revolving Credit Facility	$—	$2,000
Senior Notes	60,000	40,000

Total long-term debt	$60,000	$42,000

     As of January 31, 2005, debt outstanding will mature as follows (in thousands):

2006	$—
2007	—
2008	—
2009	13,333
2010	20,000
Thereafter	26,667

(13) Derivatives

     The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery collar contracts to manage natural gas price risk for a portion of its production. As of January 31, 2005, the Company had committed to deliver 439,000 million British Thermal Units (“MMBtu”) of natural gas through October 2005. The floor and ceiling prices on these contracts range from $6.30 to $9.65 per MMBtu.

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

     The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at January 31, 2005 was $213,000.

     Additionally, the Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated forecasted expatriate labor costs and purchases of operating supplies. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

     During the year, the Company held option contracts to hedge the risks associated with forecasted Australian dollar denominated costs in its African operations. As of January 31, 2005, the option contracts were no longer outstanding. The contracts settled in various increments through January 2005 with aggregate losses of $51,000. The hedging losses were recognized during 2005 as the forecasted transactions being hedged occurred and were recorded primarily in cost of revenues in the Company’s Consolidated Statements of Income.

(14) Stock and Stock Option Plans

     In October 1998, the Company adopted a Rights Agreement whereby the Company has authorized and declared a dividend of one preferred share purchase right (“Right”) for each outstanding common share of the Company. Subject to limited exceptions, the Rights are exercisable if a person or group acquires or announces a tender offer for 25% or more of the Company’s common stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $45.00. The Company is entitled to redeem the Right at $.01 per Right at any time before a person has acquired 25% or more of the Company’s outstanding common stock. The Rights expire 10 years from the date of grant.

     The Company has reserved 750,000 shares of common stock for issuance under Employee Incentive Compensation Plans. Issuance of shares under the Plans is based on performance as determined annually by a committee appointed by the Company’s Board of Directors.

     The Company also has stock option plans that provide for the granting of options to purchase up to an aggregate of 1,250,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2005, there are 476,231 shares available to be granted under the plans.

     Significant option groups outstanding at January 31, 2005, and related weighted average price and life information follows:

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

			Average	Remaining
	Options	Options	Exercise	Life
Grant Date	Outstanding	Exercisable	Price	(Months)
2/96	89,500	89,500	$10.500	13
4/97	7,356	7,356	11.400	27
2/98	197,500	197,500	14.000	37
4/98	10,896	10,896	10.290	39
4/99	220,164	220,164	5.145	51
7/99	5,000	5,000	6.063	54
2/00	35,000	35,000	5.500	61
4/00	28,420	22,737	3.495	63
8/00	10,000	10,000	5.125	67
9/00	75,000	75,000	4.000	8
5/01	50,000	37,500	7.050	76
6/04	310,000	35,000	16.644	114

	1,038,836	745,653

     All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of five to ten years from the date of grant and vest ratably over periods of four to five years. For purposes of pro forma disclosure, the weighted average fair value at the date of grant for options granted during 2005 was $9.09 per option. No options were granted during 2004 and 2003. The fair value of options at date of grant was estimated using the Black-Scholes model. The fair values are based on an expected life in years equal to the full option term, no dividend yield a weighted average interest rate of 4.0% and assumed volatility of 37%.

	Shares Under Option		Shares Exercisable
		Weighted		Weighted
	Number	Average	Number	Average
	of Shares	Price	of Shares	Price
Stock Option Activity Summary:
Outstanding, February 1, 2002	1,380,819	7.358	981,312	7.780
Granted	—		—
Exercised	(144,956)	3.773	(144,956)
Canceled	(1,324)	3.640	(945)
Vested	—	—	191,658

Outstanding, January 31, 2003	1,234,539	7.776	1,027,069	8.289

Granted	—	—	—
Exercised	(412,903)	6.475	(412,903)
Canceled	(31,303)	13.892	(31,303)
Vested	—	—	136,588

Outstanding, January 31, 2004	790,333	8.118	719,451	8.410

Granted	325,000	16.645	35,000
Exercised	(60,247)	5.757	(60,247)
Canceled	(16,250)	15.958	—
Vested	—	—	51,449

Outstanding, January 31, 2005	1,038,836	10.800	745,653	8.761

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

(15) Contingencies

     The Company’s drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, “turnkey” basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its services and products. Litigation arising from any such occurrences may result in the Company being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance with respect to its foreign operations.

     The Company is involved in various matters of litigation, claims and disputes which have arisen in the ordinary course of the Company’s business. While the resolution of any of these matters may have an impact on the financial results for the period in which the matter is resolved, the Company believes that the ultimate disposition of these matters will not, in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows.

(16) Operating Segments and Foreign Operations

     The Company is a multinational company that provides sophisticated services and related products to a variety of markets. Management defines the Company’s operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the offices’ own division. For example, if a water resources division office performed geoconstruction services, the revenues would be recorded in the water resources division rather than the geoconstruction division. Should an office’s primary responsibility move from one division president to another, that office’s results going forward would be reclassified between divisions at that time. The Company’s reportable segments are defined as follows:

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

Water Resources Division

     This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation, and repair and maintenance. The division’s offerings include the design and construction of water treatment facilities and the manufacture and sale of products to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants. Effective February 1, 2003, the Company’s ground freezing services were included in the division on a prospective basis due to a change in reporting responsibility.

Mineral Exploration Division

     This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.

Geoconstruction Division

     This division focuses on services that improve soil stability, primarily jet grouting, grouting, vibratory ground improvement, drilled micropiles, stone columns, anchors and tiebacks. The division also manufactures a line of high-pressure pumping equipment used in grouting operations and geotechnical drilling rigs used for directional drilling. Effective February 1, 2003, the division no longer includes the Company’s ground freezing services due to a change in reporting responsibility.

Energy Division

     This division primarily focuses on exploration and production of coalbed methane (“CBM”) properties in the United States. To date it has been concentrated on projects in the mid-continent region of the United States. Historically, the division has also included service businesses in shallow gas and tar sands exploration drilling, conventional oilfield fishing services and coil tubing fishing services. During fiscal 2004, the division’s strategy shifted to focus mainly on resource development rather than providing services to external customers. Accordingly, in January 2004, the Company sold its Canadian drilling unit to Ensign Drilling and its oilfield fishing services to Smith International. The results of operations for these units have been reclassified to discontinued operations for all years presented (see Note 4). The division is now composed of the Company’s CBM development activities and two small, specialty energy service companies.

Products and Other

     This grouping historically included the Company’s supply operation which distributed drilling equipment, parts and supplies, a manufacturing operation

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

producing diamond drilling rigs, diamond bits, core barrels and drill rods (“Christensen Products”) and other miscellaneous operations which do not fall into the above divisions. On January 23, 2003, the Company sold its supply operation to Boart Longyear. Upon the sale, the results of operations were reclassified to discontinued operations (see Note 4). On August 8, 2001, the Company sold its Christensen Products business to a subsidiary of Atlas Copco.

     Financial information (in thousands) for the Company’s operating segments is presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions. Previously, the unallocated corporate expenses included incentive compensation expenses for division-level personnel; however, beginning in the second quarter of fiscal 2005, the incentive compensation has been allocated to the segments to reflect a change in the evaluation of divisional performance. All periods presented have been reclassified to conform to the current presentation. Corporate assets are all assets of the Company not directly associated with an operating segment, and consist primarily of cash and deferred income taxes.

	2005	2004	2003
Revenues
Water resources	$198,475	$169,631	$167,080
Mineral exploration	104,299	68,218	55,769
Geoconstruction	34,636	31,285	29,621
Energy	6,052	2,919	2,617
Products and other	—	—	436

Total revenues	$343,462	$272,053	$255,523

Equity in earnings of affiliates
Water resources	$—	$(44)	$(27)
Mineral exploration	2,764	1,442	869
Geoconstruction	(127)	—	—

Total equity in earnings of affiliates	$2,637	$1,398	$842

Income (loss) from continuing operations before income taxes
Water resources	$23,311	$18,927	$24,524
Mineral exploration	11,741	2,753	(1,138)
Geoconstruction	2,324	2,079	2,573
Energy	(2,072)	(1,528)	(1,340)
Products and other	—	—	(2,142)
Unallocated corporate expenses	(12,884)	(10,681)	(10,398)
Debt extinguishment costs	—	(2,320)	(1,135)
Interest	(3,221)	(2,604)	(2,490)

Total income from continuing operations before income taxes	$19,199	$6,626	$8,454

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

	2005	2004	2003
Investment in affiliates
Water resources	$997	$1,099	$971
Mineral exploration	19,517	18,140	17,616
Geoconstruction	44	—	—

Total investment in affiliates	$20,558	$19,239	$18,587

Total assets
Water resources	$95,371	$64,899	$54,244
Mineral exploration	77,873	72,883	60,903
Geoconstruction	20,288	21,951	20,122
Energy	33,565	40,617	16,183
Products and other	—	—	1,804
Corporate	18,283	16,977	24,844

Total assets	$245,380	$217,327	$178,100

Capital expenditures
Water resources	$7,890	$3,659	$4,189
Mineral exploration	5,325	5,087	4,315
Geoconstruction	1,865	1,070	2,082
Energy	12,432	10,754	4,416
Corporate	180	58	352

Total capital expenditures	$27,692	$20,628	$15,354

Depreciation, depletion and amortization
Water resources	$5,332	$4,543	$4,739
Mineral exploration	6,193	5,652	5,978
Geoconstruction	1,286	1,228	1,980
Energy	1,486	286	341
Products and other	—	—	13
Corporate	144	168	153

Total depreciation, depletion and amortization	$14,441	$11,877	$13,204

Geographic information:
Revenues
North America	$268,898	$219,978	$213,248
Africa/Australia	67,294	44,784	36,182
Other foreign	7,270	7,291	6,093

Total revenues	$343,462	$272,053	$255,523

Property and equipment, net
North America	$76,146	$48,525	$45,084
Africa/Australia	13,017	16,051	12,708
Other foreign	293	224	397

Total property and equipment, net	$89,456	$64,800	$58,189

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

     The loss from continuing operations of the energy segment for 2003 includes $815,000 of expenses related to the Company’s energy exploration activities in the Gulf of Mexico region of the United States. No such expenses were incurred in 2005 and 2004. These activities are unrelated to the Company’s coalbed methane exploration and development efforts and were charged to expense as no reserves were identified. The Company is no longer pursuing these exploration activities.

(17) New Accounting Pronouncements

     The Financial Accounting Standards Board has issued several statements which were effective in the current year or will be effective in future years.

     On April 30, 2004, the FASB staff issued FASB Staff Position (FSP) FAS 141-1 and FAS 142-1, which amends FASB Statement No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” The FSP clarifies that mineral rights in oil and gas properties should be classified as tangible assets. This amendment was effective for the first reporting period beginning after April 29, 2004. The adoption of this amendment did not have a significant impact on the Company’s results of operations or financial position as the Company’s mineral interests in oil and gas properties are recorded as tangible assets.

     In September 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 106 (“SAB 106”) regarding the application of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), by oil and gas producing companies following the full cost accounting method. SAB 106 provides interpretive responses related to (1) computing the full cost ceiling to avoid double-counting the expected future outflows associated with asset retirement obligations, (2) required disclosures relating to the interaction of SFAS 143 and the full cost rules and (3) the impact of SFAS 143 on the calculation of depreciation and amortization. SAB 106 was effective as of the beginning of the first fiscal quarter beginning after October 4, 2004. The adoption of SAB 106 did not have a significant impact on the Company’s results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 123R (revised December 2004), “Share-Based Payment” which requires the recognition of all share-based payments in the financial statements and establishes a fair-value measurement of the associated costs. SFAS No. 123R will be effective for the third quarter of fiscal 2006 and the Company is currently evaluating the impact on its results of operations and financial position.

     In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that the allocation of fixed production overhead to inventory is based on normal capacity. Abnormal amounts of idle facility, excess freight, handling costs and spoilage should be recognized as a current period charge. SFAS No. 151 is effective January 1, 2006 and is not expected to have a significant impact on the results of operations or financial position of the Company.

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

(18) Quarterly Results (Unaudited)

     Unaudited quarterly financial data are as follows (thousands of dollars, except per share data):

	First	Second	Third	Fourth
2005:
Revenues	$76,209	$86,186	$91,480	$89,587
Gross profit	20,056	24,017	25,279	23,866
Net income from continuing operations	1,538	3,749	3,507	1,173
Net income	1,472	3,653	3,458	1,171
Basic net income per share from continuing operations	0.12	0.30	0.28	0.09
Diluted net income per share from continuing operations	0.12	0.29	0.28	0.09
Basic net income per share	0.12	0.29	0.27	0.09
Diluted net income per share	0.11	0.28	0.27	0.09

	First	Second	Third	Fourth
2004:
Revenues	$59,745	$70,189	$69,861	$72,258
Gross profit	17,252	20,421	19,048	18,870
Net income (loss) from continuing operations	693	(372)	988	1,052
Net income (loss)	619	(450)	541	1,941
Basic net income (loss) per share from continuing operations	0.06	(0.03)	0.08	0.08
Diluted net income (loss) per share from continuing operations	0.06	(0.03)	0.08	0.08
Basic net income (loss) per share	0.05	(0.04)	0.04	0.16
Diluted net income (loss) per share	0.05	(0.04)	0.04	0.15

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

Supplemental Information on Oil and Gas Producing Activities (Unaudited)

     The Company’s oil and gas activities are conducted in the United States. See Note 1 for additional information regarding the Company’s oil and gas properties.

Capitalized Costs Related to Oil and Gas Producing Activities

     Capitalized costs and associated depreciation, depletion and amortization relating to oil and gas producing activities were as follows at January 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Oil and gas properties	$20,573	$10,376	$3,176
Mineral interests in oil and gas properties	3,671	1,441	369

	24,244	11,817	3,545
Accumulated depreciation, depletion and amortization	(910)	(30)	—

	$23,334	$11,787	$3,545

     Unproved oil and gas property and mineral interest costs at January 31, 2005 totaled $4,793,000 and $1,858,000, respectively. Unevaluated mineral interest costs excluded from depreciation, depletion and amortization at January 31, 2005 and 2004 totaled $1,858,000 and $1,433,000, respectively. The Company did not produce coalbed methane gas during fiscal 2003.

     Capitalized costs and associated depreciation relating to gas transportation facilities and equipment were as follows at January 31, 2005 and 2004 (in thousands):

	2005	2004
Gas transportation facilities and equipment	$6,413	$2,267
Accumulated depreciation, depletion and amortization	(287)	—

	$6,126	$2,267

Costs Incurred in Oil and Gas Producing Activities

     Capitalized costs incurred in oil and gas producing activities were as follows during 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Acquisition	$4,498	$1,032	$369
Exploration	66	115	254
Development	7,696	7,031	2,922

	12,260	8,178	3,545
Asset retirement costs	167	94	—

	$12,427	$8,272	$3,545

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

     Capitalized costs incurred during 2005 include acquisition costs of $1,728,000 associated with the purchase of various gas and saltwater disposal wells from a working interest partner in September 2004 and acquisition costs of $1,489,000 associated with the purchase of oil and gas properties and mineral interests held by a working interest partner in April 2004. See Note 2 for additional information regarding these acquisitions.

     Capitalized costs incurred in gas transportation facilities and equipment during 2005 and 2004 totaled $4,146,000 and $2,259,000, respectively.

Results of Operations for Oil and Gas Producing Activities

     Results of operations relating to oil and gas producing activities are set forth in the following table for the years ended January 31, 2005 and 2004 (in thousands) and includes only revenues and operating costs directly attributable to oil and gas producing activities. Results of operations from gas transportation facilities and equipment activities, general corporate overhead and other non oil and gas producing activities are excluded. Production from the natural gas wells is sold to the Company’s pipeline operation, which in turn, sells the gas primarily to gas marketing firms. The income tax expense is calculated by applying statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization allowances.

	2005	2004
Revenues	$2,481	$73

Operating costs:
Production taxes	112	3
Lease operating expenses	1,446	145
Depreciation, depletion and amortization	880	30
Asset retirement accretion expense	12	—
Income tax expense (benefit)	12	(41)

	2,462	137

Results of operations	$19	$(64)

Depletion per Mcf	$1.57	$1.66

Proved Oil and Gas Reserve Quantities

     Proved gas reserve quantities as of January 31, 2005 are based on estimates prepared by the Company’s engineers in accordance with Rule 4-10 of Regulation S-X. These reserve quantities were prepared by the independent petroleum engineers, Cawley, Gillespie & Associates, Inc. All of the Company’s reserves are located within the United States. Due to the early stages of completion of the Company’s projects, the Company did not have sufficient production information with which reserves could be established for earlier periods.

     Proved gas reserves are estimated quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and

Layne Christensen Company and Subsidiaries
Notes to Consolidated Financial Statements
For the Years Ended January 31, 2005, 2004 and 2003

operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods. The Company cautions that there are many inherent uncertainties in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available.

     Estimated quantities of proved developed and total proved reserves of natural gas as of January 31, 2005 were as follows (in MMcf):

2005
Proved developed	11,888
Proved undeveloped	14,701

Total proved reserves	26,589

Standardized Measure Of Discounted Future Net Cash Flows Relating To Proved Oil And Gas Reserve Quantities

     Future cash inflows are based on year-end gas prices without escalation. Future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory rates less estimated tax credits to the difference between pre-tax cash flows relating to the Company’s estimated proved reserves and the tax basis of proved properties.

     This information does not purport to present the fair market value of the Company’s natural gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used. The following table sets forth unaudited information concerning future net cash flows for natural gas reserves, net of income tax expense (in thousands):

2005
Future cash inflows	$140,288
Future production costs	(11,163)
Future development costs	(55,104)
Future income taxes	(24,851)

Future net cash flows	49,170
10% discount to reflect timing of cash flows	(19,221)

Standardized measure of discounted cash flows	$29,949

SCHEDULE II

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Additions
	Balance at	Charged to	Charged to			Balance
	Beginning	Costs and	Other			at End
	of Period	Expenses	Accounts	Deductions	Other	of Period
Allowance for customer receivables:
Fiscal year ended January 31, 2003	$3,596	$1,105	$1,026	$(1,649)	—	$4,078
Fiscal year ended January 31, 2004	4,078	1,050	336	(1,360)	—	4,104
Fiscal year ended January 31, 2005	4,104	575	512	(1,085)	—	4,106

Reserves for Inventories:
Fiscal year ended January 31, 2003	$5,197	$3,244	—	$(802)	—	$7,639
Fiscal year ended January 31, 2004	7,639	426	—	(1,823)	—	6,242
Fiscal year ended January 31, 2005	6,242	695	—	(725)	—	6,212

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 9A. Controls and Procedures

     Disclosure Controls and Procedures. Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2005 conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

     Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, although not eliminate, this risk. The Company’s internal control over financial reporting includes such safeguards. Projections of an evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the controls may become inadequate because of conditions, or because the degree of compliance with the Company’s policies and procedures may deteriorate.

     Based on the evaluation under the COSO Framework, management concluded that the Company’s internal control over financial reporting is effective as of January 31, 2005. The Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2005. The attestation report is included below.

     Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the fourth fiscal quarter of 2005.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Layne Christensen Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2005, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2005, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2005 and our report dated April 14, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/Deloitte & Touche LLP

Deloitte & Touche LLP

Kansas City, Missouri
April 14, 2005

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 9, 2005, (i) contains, under the caption “Election of Directors,” certain information relating to the Company’s directors and its Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) contains, under the caption “Other Corporate Governance Matters”, certain information relating to the Company’s Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) contains, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Item 11. Executive Compensation

     The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held June 9, 2005, contains, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference

(except that the information set forth under the following subcaptions is expressly excluded from such incorporation: “Report of Board of Directors and Compensation Committee on Executive Compensation” and “Company Performance”).

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 9, 2005, contains, under the captions “Ownership of Layne Christensen Common Stock,” and “Equity Compensation Plan Information,” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

     The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 9, 2005, contains, under the captions “Executive Compensation and Other Information-Certain Change-In-Control Agreements,” and “Certain Transactions — Transactions with Management,” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

     The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 9, 2005, contains, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

  (a) Financial Statements, Financial Statement Schedules and Exhibits:

     1. Financial Statements:

     The financial statements are listed in the index for Item 8 of this Form 10-K.

     2. Financial Statement Schedules:

     The applicable financial statement schedule is listed in the index for Item 8 of this Form 10-K.

     3. Exhibits:

     The exhibits filed with or incorporated by reference in this report are listed below:

Exhibit No.		Description
4(1)	-	Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the

Exhibit No.		Description
fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 3(1) and incorporated herein by this reference)

4(2)	-	Amended and Restated Bylaws of the Registrant (filed with Exhibit 99.2 to the Registrant’s Form 8-K dated December 5, 2003 and incorporated herein by reference)

4(3)	-	Specimen Common Stock Certificate (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

4(4)	-	Loan Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, LaSalle Bank National Association, as administrative agent and a lender and certain other lenders named in the Loan Agreement (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

4(5)	-	Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

10(1)	-	Tax Liability Indemnification Agreement between the Registrant and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

10(2)	-	Lease Agreement between the Registrant and Parkway Partners, L.L.C. dated December 21, 1994 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

10(2.1)	-	First Modification & Ratification of Lease, dated as of February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and incorporated herein by this reference)

10(2.2)	-	Second Modification and Ratification of Lease Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

Exhibit No.		Description
10(2.3)	-	Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company’s 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

10(2.4)	-	Fourth Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company executed May 17, 2000, effective as of December 29, 1998 (filed with the Company’s 10-Q for the quarter ended July 31, 2000 (File No. 0-20578) as Exhibit 10.1 and incorporated herein by reference)

10(2.5)	-	Fifth Modification and extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated March 1, 2003 (filed as Exhibit 10(2.5) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

**10(3)	-	Form of Stock Option Agreement between the Company and management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(7) and incorporated herein by reference)

10(4)	-	Insurance Liability Indemnity Agreement between the Company and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

10(5)	-	Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant’s Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

**10(6)	-	Form of Subscription Agreement for management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(16) and incorporated herein by reference)

**10(7)	-	Form of Subscription Agreement between the Company and Robert J. Dineen (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(17) and incorporated herein by reference)

10(8)	-	Loan Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, LaSalle Bank National Association, as administrative agent and a lender and certain other lenders named in the Loan Agreement (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

10(9)	-	Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver

Exhibit No.		Description
Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ending July 31, 2003 (File No. 0-20578) as Exhibit 4(6) and incorporated herein by reference)

**10(10)	-	Letter Agreement between Andrew B. Schmitt and the Company dated October 12, 1993 (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(13) and incorporated herein by reference)

**10(11)	-	Form of Incentive Stock Option Agreement between the Company and Management of the Company (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

10(12)	-	Registration Rights Agreement, dated as of November 30, 1995, between the Company and Marley Holdings, L.P. (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(17) and incorporated herein by this reference)

**10(13)	-	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective February 1, 1998 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

**10(14)	-	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

**10(15)	-	Form of Non Qualified Stock Option Agreement between the Company and Management of the Company effective as of April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

**10(16)	-	Layne Christensen Company District Incentive Compensation Plan (revised effective February 1, 2000)(filed as Exhibit 10(17) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

10(17)	-	Layne Christensen Company Executive Incentive Compensation Plan (revised effective May 1, 1997) (filed as Exhibit 10(17) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-20578) and incorporated herein by this reference)

**10(18)	-	Layne Christensen Company Corporate Staff Incentive Compensation Plan (revised effective October 10, 2003) (filed as Exhibit 10(18) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-20578) and incorporated herein by this reference)

Exhibit No.		Description
10(19)	-	Standstill Agreement, dated March 26, 2004, by and among Layne Christensen Company, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value L.P.I., Channel Partnership II, L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Wynnefield Capital, Inc. Profit Sharing’s Money Purchase Plan, Nelson Obus and Joshua Landes (filed as Exhibit 10(19) to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-20578) and incorporated herein by this reference)

**10(20)	-	Summary of 2005 Salaries of Named Executive Officers.

21(1)	-	List of Subsidiaries

23(1)	-	Consent of Deloitte & Touche LLP

23(2)	-	Consent of Cawley, Gillespie & Associates, Inc.

31(1)	-	Section 302 Certification of Principal Executive Officer of the Company

31(2)	-	Section 302 Certification of Principal Financial Officer of the Company

32(1)	-	Section 906 Certification of Principal Executive Officer of the Company

32(2)	-	Section 906 Certification of Principal Financial Officer of the Company

**	Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

  (b) Exhibits

     The exhibits filed with this report on Form 10-K are identified above under Item 15(a)(3).

  (c) Financial Statement Schedules

     The financial statement schedule filed with this report on Form 10-K is identified above under Item 15(a)(2).

Signatures

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAYNE CHRISTENSEN COMPANY

	By	/s/Andrew B. Schmitt

Andrew B. Schmitt
President and Chief Executive Officer
Dated: April 14, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date
/s/Andrew B. Schmitt	April 14, 2005

Andrew B. Schmitt
President, Chief Executive Officer
and Director(Principal Executive Officer)

/s/Jerry W. Fanska	April 14, 2005

Jerry W. Fanska
Vice President-Finance and Treasurer
(Principal Financial and Accounting Officer)

/s/Robert J. Dineen	April 14, 2005

Robert J. Dineen
Director

/s/Donald K. Miller	April 14, 2005

Donald K. Miller
Director

/s/David A. B. Brown	April 14, 2005

David A. B. Brown
Director

/s/J. Samuel Butler	April 14, 2005

J. Samuel Butler
Director

/s/Anthony B. Helfet	April 14, 2005

Anthony B. Helfet
Director

/s/Warren G. Lichtenstein	April 14, 2005

Warren G. Lichtenstein
Director

/s/Nelson Obus	April 14, 2005

Nelson Obus
Director