Form 10-Q
period 2005-04-30
LAYNE CHRISTENSEN CO
filed 2005-06-06
CIK 888504

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number 33-48432

Layne Christensen Company

(Exact name of registrant as specified in its charter)

Delaware	48-0920712

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Shawnee Mission Parkway, Mission Woods, Kansas	66205

(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (913) 362-0510

Not Applicable

(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑. No ☐.

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     There were 12,620,070 shares of common stock, $.01 par value per share, outstanding on May 31, 2005.

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	January 31,
	2005	2005
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,631	$14,408
Customer receivables, less allowance of $4,608 and $4,106, respectively	65,816	54,280
Costs and estimated earnings in excess of billings on uncompleted contracts	19,493	17,143
Inventories	20,214	18,098
Deferred income taxes	11,739	11,664
Income taxes receivable	1,084	1,186
Other	4,486	4,704

Total current assets	129,463	121,483

Property and equipment:
Land	7,620	6,842
Buildings	13,893	14,342
Machinery and equipment	177,189	176,141
Gas transportation facilities and equipment	6,506	6,413
Oil and gas properties	21,833	20,573
Mineral interest in oil and gas properties	3,860	3,671

	230,901	227,982
Less - Accumulated depreciation and depletion	(139,594)	(138,526)

Net property and equipment	91,307	89,456

Other assets:
Investment in affiliates	21,346	20,558
Goodwill	8,025	8,025
Deferred income taxes	3,393	2,931
Other	3,027	2,927

Total other assets	35,791	34,441

	$256,561	$245,380

See Notes to Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except per share data)

	April 30,	January 31,
	2005	2005
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,426	$25,758
Accrued compensation	12,725	14,397
Accrued insurance expense	6,978	5,781
Other accrued expenses	9,174	9,930
Income taxes payable	5,456	3,476
Billings in excess of costs and estimated earnings on uncompleted contracts	6,716	7,686

Total current liabilities	70,475	67,028

Noncurrent and deferred liabilities:
Long-term debt	65,300	60,000
Accrued insurance expense	7,799	8,247
Other	5,256	4,945

Total noncurrent and deferred liabilities	78,355	73,192

Minority interest	486	463

Contingencies

Stockholders’ equity:
Preferred stock, par value $.01 per share, 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, par value $.01 per share, 30,000,000 shares authorized, 12,619,678 and 12,618,641 shares issued and outstanding, respectively	126	126
Capital in excess of par value	90,719	90,707
Retained earnings	25,965	23,212
Accumulated other comprehensive loss	(9,354)	(9,067)
Unearned compensation	(211)	(281)

Total stockholders’ equity	107,245	104,697

	$256,561	$245,380

See Notes to Consolidated Financial Statements.

- Concluded -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months
	Ended April 30,
	(unaudited)
	2005	2004
Revenues	$96,658	$76,209
Cost of revenues (exclusive of depreciation shown below)	71,080	56,153

Gross profit	25,578	20,056
Selling, general and administrative expenses	16,890	13,925
Depreciation, depletion and amortization	4,013	3,185
Other income (expense):
Equity in earnings of affiliates	1,119	469
Interest	(970)	(683)
Other, net	520	344

Income from continuing operations before income taxes and minority interest	5,344	3,076
Income tax expense	2,567	1,538
Minority interest	(23)	—

Net income from continuing operations before discontinued operations	2,754	1,538
Loss from discontinued operations, net of income taxes of ($0) and ($95)	(1)	(66)

Net income	$2,753	$1,472

Basic income (loss) per share:
Net income from continuing operations	$0.22	$0.12
Loss from discontinued operations, net of tax	—	(0.01)

Net income	$0.22	$0.11

Diluted income (loss) per share:
Net income from continuing operations	$0.21	$0.12
Loss from discontinued operations, net of tax	—	(0.01)

Net income	$0.21	$0.11

Weighted average shares outstanding	12,595,000	12,535,000
Dilutive stock options	405,000	326,000

	13,000,000	12,861,000

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three Months
	Ended April 30,
	(unaudited)
	2005	2004
Cash flow used in operating activities:
Net income	$2,753	$1,472
Adjustments to reconcile net income to cash used in operations:
Loss on discontinued operations, net of tax	1	66
Depreciation, depletion and amortization	4,013	3,185
Deferred income taxes	(595)	(1,049)
Equity in earnings of affiliates	(1,119)	(469)
Dividends received from foreign affiliates	354	422
Minority interest	23	—
Gain from disposal of property and equipment	(443)	(479)
Changes in current assets and liabilities:
(Increase) decrease in customer receivables	(11,631)	975
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(2,373)	(2,789)
Increase in inventories	(2,258)	(1,929)
Decrease in other current assets	208	1,387
Increase in accounts payable and accrued expenses	4,689	1,081
Decrease in billings in excess of costs and estimated earnings on uncompleted contacts	(970)	(1,845)
Other, net	46	(371)

Cash used in continuing operations	(7,302)	(343)
Cash provided from (used in) discontinued operations	25	(4,178)

Cash used in operating activities	(7,277)	(4,521)

Cash flow used in investing activities:
Additions to property and equipment	(4,368)	(4,646)
Additions to oil and gas properties	(1,261)	(2,639)
Additions to gas transportation facilities and equipment	(93)	(1,145)
Additions to mineral interest in oil and gas properties	(189)	(79)
Proceeds from disposal of property and equipment	515	962
Proceeds from sale of business	—	300
Acquisition of oil and gas working interest	—	(1,000)
Investment in joint venture	—	(38)

Cash used in investing activities	(5,396)	(8,285)

Cash flow from (used in) financing activities:
Net borrowings (repayments) under revolving credit facilities	5,300	(2,000)
Payments on notes receivable from management stockholders	—	28
Payments on DrillCorp promissory note	(360)	(660)
Issuance of common stock	12	54

Cash provided from (used in) financing activities	4,952	(2,578)

Effects of exchange rate changes on cash	(56)	(71)

Net decrease in cash and cash equivalents	(7,777)	(15,455)
Cash and cash equivalents at beginning of period	14,408	21,602

Cash and cash equivalents at end of period	$6,631	$6,147

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Summary of Significant Accounting Policies

The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the “Company”). All significant intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2005 as filed in its Annual Report on Form 10-K.

The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.

Revenues are recognized on large, long-term contracts using the percentage of completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract prices and costs estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. Changes in job performance, job conditions, and estimated profitability, including those arising from contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenues are recognized on smaller, short-term contracts using the completed contract method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Through its energy division, the Company engages in the operation, development, production and acquisition of oil and gas properties, principally focusing on coalbed methane gas projects. The Company follows the full-cost method of accounting for these properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, including salaries, benefits and other internal costs directly attributable to these activities. The capitalized costs associated with the Company’s oil and gas properties are depleted using the units of production method. Costs associated with production and general corporate activities are expensed in the period incurred. As of April 30, 2005 and January 31, 2005, the Company has capitalized $25,693,000 and $24,244,000, respectively, related to oil and gas properties and mineral interest acquisition costs. Depletion expense was $333,000 and $30,000 for the three months ended April 30, 2005 and 2004, respectively.

The Company is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties as adjusted for asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenues at the unescalated prices in effect as of the last day of the quarter, with effect given to the Company’s cash flow hedge positions, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.

The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires all derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Under SFAS 133, the Company accounts for its unrealized hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in accumulated other comprehensive income in stockholders’ equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives change in fair value, if any, is immediately recognized in operations. The Company’s fixed-price natural gas contracts result in the physical delivery of gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts (see Note 4 for disclosure regarding the fair value of derivative instruments).

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

Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the “SFAS 123 Method”) or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the “APB 25 Method”). The Company uses the APB 25 Method to account for its stock-based compensation programs and recognized no compensation expense under this method for the three months ended April 30, 2005 and 2004.

Pro forma net income and earnings per share for the three months ended April 30, 2005 and 2004, determined as if the SFAS 123 Method had been applied, are presented in the following table (in thousands, except per share amounts):

	Three Months Ended April 30,
	2005	2004
Net income, as reported	$2,753	$1,472
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(114)	(17)

Pro forma net income	$2,639	$1,455

	Three Months Ended April 30,
	2005	2004
Income per share:
Basic - as reported	$0.21	$0.11

Basic - pro forma	$0.21	$0.11

Diluted - as reported	$0.21	$0.11

Diluted - pro forma	$0.20	$0.11

The amounts paid for income taxes, net of refunds, and interest are as follows (in thousands):

	Three Months Ended April 30,
	2005	2004
Income taxes	$972	$79
Interest	351	1,280

2.	Discontinued Operations

During the third quarter of fiscal 2004, the Company reclassified the results of operations of its Toledo Oil and Gas (“Toledo”) business to discontinued operations. Toledo was historically reported in the Company’s energy segment and offered conventional oilfield fishing services and coil tubing fishing services.

On January 30, 2004, the Company sold its Layne Christensen Canada Ltd. (“Layne Canada”) subsidiary for $15,914,000. Layne Canada was a component of the Company’s energy segment and provided drilling services to the shallow, unconventional oil and gas market.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for Toledo and Layne Canada have been classified as discontinued operations. Revenues and loss from discontinued operations for the three months ended April 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended April 30,
	2005	2004
Revenues:
Canada	$—	$—
Toledo	—	—

Total	$—	$—

Loss from discontinued operations before income taxes:
Canada	$(1)	$(152)
Toledo	—	(9)

Total	$(1)	$(161)

3.	Indebtedness

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

Concurrent with the signing of the Master Shelf Agreement, the Company closed on a new bank revolving credit facility (“Credit Agreement”). The Credit Agreement is an unsecured $30,000,000 revolving facility to be used for working capital requirements and general corporate purposes. The maximum available under the Credit Agreement is $30,000,000, less any outstanding letter of credit commitments (which are subject to a $15,000,000 sublimit). The Credit Agreement provides interest at variable rates equal to, at the Company’s option, a Eurodollar rate plus 1.75% to 2.75% (depending upon certain ratios) or an alternative reference rate as defined in the Credit Agreement. The Credit Agreement will be due and payable on July 31, 2006. On April 30, 2005, there were letters of credit of $10,470,000 outstanding on the Credit Agreement and $5,300,000 of borrowings.

The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA, minimum tangible net worth and minimum asset coverage. The Company was in compliance with its covenants as of April 30, 2005.

	April 30,	January 31,
	2005	2005
Long-term debt:
Senior Notes	$60,000	$60,000
Credit Agreement	5,300	—

Total long-term debt	$65,300	$60,000

4.	Derivatives

The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery collar contracts to manage natural gas price risk for a portion of its production. As of April 30, 2005, the Company had committed to deliver 738,000 million British Thermal Units (“MMBtu”), of natural gas through March 2006. The floor and ceiling prices on these contracts range from $6.30 to $8.45 per MMBtu.

The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at April 30, 2005 and January 31, 2005 was $(74,000) and $213,000, respectively.

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

During the first quarter of fiscal 2005, the Company held option contracts to hedge the risks associated with forecasted Australian dollar denominated costs in its African operations. As of April 30, 2005 and January 31, 2005, the option contracts were no longer outstanding. Aggregate gains were $5,000 for the three months ended April 30, 2004. The hedging gains were recognized as the forecasted transactions being hedged occurred and were recorded primarily in cost of revenues in the Company’s Consolidated Statements of Income.

5.	Other Comprehensive Income (Loss)

Components of other comprehensive income (loss) are summarized as follows (in thousands):

	Three Months
	Ended April 30,
	2005	2004
Net income	$2,753	$1,472
Other comprehensive loss, net of taxes;
Foreign currency translation adjustments	(133)	(1,277)
Change in unrecognized pension liability	(154)	—
Unrealized loss on foreign exchange contracts	—	(616)

Other comprehensive income (loss)	$2,466	$(421)

The components of accumulated other comprehensive loss as of April 30, 2005 and 2004 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain (loss)	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance,
February 1, 2005	$(7,165)	$(1,902)	$—	$(9,067)
Period change	(133)	(154)	—	(287)

Balance,
April 30, 2005	$(7,298)	$(2,056)	$—	$(9,354)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain (loss)	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance,
February 1, 2004	$(8,701)	$(1,784)	$856	$(9,629)
Period change	(1,277)	—	(616)	(1,893)

Balance,
April 30, 2004	$(9,978)	$(1,784)	$240	$(11,522)

6.	Employee Benefit Plans

The Company sponsors a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits are computed based mainly on years of service. The Company makes annual contributions to the plan substantially equal to the amounts required to maintain the qualified status of the plans. Contributions are intended to provide for benefits related to past and current service with the Company. Effective December 31, 2003, the Company froze the pension plan. Accordingly, benefits will no longer accrue after December 31, 2003, and no further employees will be added to the Plan. The Company expects to maintain the assets of the Plan to pay normal benefits accrued through December 31, 2003. Assets of the plan consist primarily of stocks, bonds and government securities.

Net periodic pension cost for the three months ended April 30, 2005 and 2004 includes the following components (in thousands):

	Three Months
	Ended April 30,
	2005	2004
Service cost	$8	$17
Interest cost	109	110
Expected return on assets	(121)	(113)
Net amortization	67	48

Net periodic pension cost	$73	$62

The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset (if applicable). The unrecognized pension cost has been recorded as a charge to consolidated stockholders’ equity after giving effect to the related future tax benefit.

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan nor maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three months ended April 30, 2005 and 2004 include the following components (in thousands):

	Three Months
	Ended April 30,
	2005	2004
Service cost	$30	$25
Interest cost	19	18

Net periodic pension cost	$49	$43

7. Operating Segments

The Company is a multinational company which provides sophisticated services and related products to a variety of markets. The Company is organized into discrete divisions based on its primary product lines. The Company’s reportable segments are defined as follows:

Water Resources Division

This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation, and repair and maintenance. The division’s offerings include design and construction of water treatment facilities and the manufacture and sale of products to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants.

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

Energy Division

This division focuses on exploration and production of coalbed methane (“CBM”) properties in the mid-continent region of the United States. Historically, the division has also included two small specialty energy services companies. The division’s strategy has changed to focus entirely on CBM exploration and development. As a result, the energy service companies have been classified in other below.

Other

Other includes two small specialty energy service companies previously classified in the energy division and any other specialty operations not included in one of the other divisions.

Revenues and income from continuing operations pertaining to the Company’s operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions. Previously, the unallocated corporate expenses included incentive compensation expenses for division-level personnel; however, beginning in the second quarter of fiscal 2005, the incentive compensation has been allocated to the segments to reflect a change in the evaluation of divisional performance. In addition, two small specialty service companies that were previously reported in the energy division have been reclassified as “Other” below. All periods presented have been reclassified to conform to the current presentation. Operating segment revenues and income from continuing operations are summarized as follows (in thousands):

	Three Months
	Ended April 30,
	2005	2004
Revenues
Water resources	$55,611	$45,283
Mineral exploration	30,559	24,089
Geoconstruction	8,056	6,090
Energy	1,778	289
Other	654	458

Total revenues	$96,658	$76,209

Equity in earnings of affiliates
Mineral exploration	$792	$469
Geoconstruction	327	—

Total equity in earnings of affiliates	$1,119	$469

Income (loss) from continuing operations before income taxes
Water resources	$4,599	$4,031
Mineral exploration	4,117	3,522
Geoconstruction	648	(135)
Energy	65	(735)
Other	10	(283)
Unallocated corporate expenses	(3,125)	(2,641)
Interest	(970)	(683)

Total income from continuing operations before income taxes	$5,344	$3,076

Geographic Information:
Revenues
North America	$75,165	$58,908
Africa/Australia	19,126	16,250
Other foreign	2,367	1,051

Total revenues	$96,658	$76,209

8. Contingencies

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

9. New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R (revised December 2004), “Share-Based Payment” which requires the recognition of all share-based payments in the financial statements and establishes a fair-value measurement of the associated costs. SFAS No. 123R will be effective for the first quarter of fiscal 2007 and the Company is currently evaluating the impact on its results of operations and financial position.

In December 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. SFAS No. 151 clarifies that the allocation of fixed production overhead to inventory is based on normal capacity. Abnormal amounts of idle facility, excess freight, handling costs and spoilage should be recognized as a current period charge. SFAS No. 151 is effective February 1, 2006 and is not expected to have a significant impact on the results of operations or financial position of the Company.

ITEM 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements are indicated by words or phrases such as “anticipate,” “estimate,” “project,” “believe,” “intend,” “expect,” “plan” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various metals, unanticipated slowdowns in the

Company’s major markets, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Results of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company’s consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

	Three Months
	Ended		Period-to-Period
	April 30,		Change
	2005	2004	Three Months
Revenues:
Water resources	57.5%	59.4%	22.8%
Mineral exploration	31.6	31.6	26.9
Geoconstruction	8.4	8.0	32.3
Energy	1.8	0.4	515.2
Other	0.7	0.6	42.8

Total net revenues	100.0%	100.0%	26.8

Cost of revenues	73.5	73.7	26.6

Gross profit	26.5	26.3	27.5
Selling, general and administrative expenses	17.5	18.3	21.3
Depreciation, depletion and amortization	4.2	4.2	26.0
Other income (expense):
Equity in earnings of affiliates	1.2	0.6	138.6
Interest	(1.0)	(0.9)	(42.0)
Other, net	0.5	0.5	51.2

Income from continuing operations before income taxes and minority interest	5.5	4.0		*
Income tax expense	2.7	2.0		*
Minority interest	0.0	0.0		*

Net income from continuing operations before discontinued operations	2.8	2.0		*
Loss from discontinued operations, net of tax	0.0	(0.1)		*

Net income	2.8%	1.9%		*

*	Not meaningful.

Revenues and income from continuing operations pertaining to the Company’s operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions. Previously, the unallocated corporate expenses included incentive compensation expenses for division-level personnel; however, beginning in the second quarter of fiscal 2005, the incentive compensation has been allocated to the segments to reflect a change in the evaluation of divisional performance. In addition, two small specialty service companies that were previously reported in the energy division have been reclassified as “Other” below. All periods presented have been reclassified to conform to the current presentation. Operating segment revenues and income from continuing operations are summarized as follows (in thousands):

	Three Months
	Ended April 30,
	2005	2004
Revenues
Water resources	$55,611	$45,283
Mineral exploration	30,559	24,089
Geoconstruction	8,056	6,090
Energy	1,778	289
Other	654	458

Total revenues	$96,658	$76,209

Equity in earnings of affiliates
Mineral exploration	$792	$469
Geoconstruction	327	—

Total equity in earnings of affiliates	$1,119	$469

Income (loss) from continuing operations before income taxes
Water resources	$4,599	$4,031
Mineral exploration	4,117	3,522
Geoconstruction	648	(135)
Energy	65	(735)
Other	10	(283)
Unallocated corporate expenses	(3,125)	(2,641)
Interest	(970)	(683)

Total income from continuing operations before income taxes	$5,344	$3,076

Results of Operations

Revenues for the three months ended April 30, 2005 increased $20,449,000, or 26.8%, to $96,658,000 compared to $76,209,000 for the same period last year. See further discussion of results of operations by division below.

Gross profit as a percentage of revenues was 26.5% for the three months ended April 30, 2005 compared to 26.3% for the three months ended April 30, 2004.

Selling, general and administrative expenses increased 21.3% to $16,890,000 for the three months ended April 30, 2005 compared to $13,925,000 for the three months ended April 30, 2004. The increase was primarily due to the acquisition of Beylik Drilling and Pump Service, Inc. (“Beylik”) in October 2004, which significantly strengthened the Company’s water resources presence on the west coast. The increase was also the result of additional accrued incentive compensation expense from increased profitability in the quarter.

Equity in earnings of affiliates increased $650,000 to $1,119,000 for the three months ended April 30, 2005 from $469,000 in the prior year. The increase reflects additional earnings in Latin America from increased mineral exploration activity and income from a joint venture in the geoconstruction division.

Depreciation, depletion and amortization increased to $4,013,000 for the three months ended April 30, 2005 compared to $3,185,000 for the same period last year. The increase was primarily the result of increased depreciation associated with the property and equipment purchased in the Beylik acquisition and increased depletion expense resulting from the increase in production of natural gas from the Company’s CBM operations.

Interest expense increased to $970,000 for the three months ended April 30, 2005 compared to $683,000 for the three months ended April 30, 2004. The increase was primarily a result of increases in the Company’s average borrowings for the period. The average borrowings increased due mainly to the issuance of an additional $20,000,000 in notes under the Master Shelf Agreement in October of 2004 associated primarily with the Beylik acquisition.

Other, net was income of $520,000 for the three months ended April 30, 2005 compared to $344,000 for the same period in the prior year and primarily related to gains on sales of non-strategic assets.

Income tax expense of $2,567,000 (an effective rate of 48.0%) was recorded for the three months ended April 30, 2005, compared to $1,538,000 (an effective rate of 50.0%) for the same period last year. The improvement in the effective rate is primarily attributable to improved pre-tax earnings, especially in international operations. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

Water Resources Division

(in thousands)

	Three months ended
	April 30,
	2005	2004
Revenues	$55,611	$45,283
Income from continuing operations before income taxes	4,599	4,031

Water resources revenues increased 22.8% to $55,611,000 from $45,283,000 for the three months ended April 30, 2005 and 2004. The increase in revenues was primarily attributable to the Company’s acquisition of Beylik and from the Company’s continued expansion into water treatment markets.

Income from continuing operations for the water resources division increased 14.1% to $4,599,000 for the three months ended April 30, 2005, compared to $4,031,000 for the three months ended April 30, 2004. The increase in income from continuing operations is attributable to the acquisition of Beylik, the Company’s water treatment initiatives and gains on sales of non-strategic assets. The increase was partially offset by increased accrued incentive compensation expense as a result of the improved profitability of the division.

Mineral Exploration Division

(in thousands)

	Three months ended
	April 30,
	2005	2004
Revenues	$30,559	$24,089
Income from continuing operations before income taxes	4,117	3,522

Mineral exploration revenues increased 26.9% to $30,559,000 from $24,089,000 for the three months ended April 30, 2005 and 2004, respectively. The increase was primarily attributable to continued strength in worldwide exploration activity due to relatively high gold and base metal prices.

Income from continuing operations for the mineral exploration division was $4,117,000 for the three months ended April 30, 2005, compared to $3,522,000 for the three months ended April 30, 2004. The improved earnings in the division were primarily attributable to the impact of increased exploration activity on the Company and its Latin American affiliates, partially offset by increased accrued incentive compensation expense due to higher profitability in the current year. Included in the prior year was a gain on sale of non-strategic assets of $473,000.

Geoconstruction Division

(in thousands)

	Three months ended
	April 30,
	2005	2004
Revenues	$8,056	$6,090
Income (loss) from continuing operations before income taxes	648	(135)

Geoconstruction revenues increased 32.3% to $8,056,000 for the three months ended April 30, 2005, compared to $6,090,000 for the three months ended April 30, 2004. The increase in revenues was a result of work performed on a significant public sector project in the current year and improved sales at the Company’s manufacturing unit in Italy.

Income from continuing operations for the geoconstruction division was $648,000 for the three months ended April 30, 2005, compared to a loss from continuing operations of $135,000 for the three months ended April 30, 2004. The increase in income from continuing operations was primarily the result of additional margins from the increased revenues noted above and incremental earnings from the division’s equity in a joint venture entered into in the second quarter of last year.

Energy Division

(in thousands)

	Three months ended
	April 30,
	2005	2004
Revenues	$1,778	$289
Income (loss) from continuing operations before income taxes	65	(735)

Energy revenues increased 515.2% to $1,778,000 for the three months ended April 30, 2005, compared to revenues of $289,000 for the three months ended April 30, 2004. The increase in revenues was primarily attributable to increased production of natural gas from the Company’s CBM properties resulting from an increase in the number of producing wells.

The income from continuing operations for the energy division was $65,000 for the three months ended April 30, 2005, compared to a loss from continuing operations of $735,000 for the three months ended April 30, 2004. The increase in income from continuing operations is due to the increase in production and certain overhead cost reductions.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions were $3,125,000 for the three months ended April 30, 2005 compared to $2,641,000 for the three months ended April 30, 2004. The increase in unallocated corporate expenses was primarily due to increases in professional fees incurred in connection with Sarbanes-Oxley requirements and a contemplated financing transaction which was terminated. While overall Sarbanes-Oxley professional fees have increased in the current quarter as compared to the prior year, the fees are expected to be less for this full year and more consistently incurred over the year rather than primarily in the second half of last year.

Changes in Financial Condition

Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.

The Company maintains an agreement (the “Master Shelf Agreement”) whereby it can issue up to $60,000,000 in unsecured notes. The Company also holds a revolving credit facility (the “Credit Agreement”) composed of an unsecured $30,000,000 revolving facility. Borrowings under the Master Shelf and Credit Agreements were used to refinance borrowings outstanding under the Company’s previous credit facilities. At April 30, 2005, the Company had $5,300,000 outstanding under the Credit Agreement and outstanding notes of $60,000,000 under the Master Shelf Agreement (see Note 3 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at April 30, 2005 and expects to remain in compliance through the foreseeable future.

The Company’s working capital as of April 30, 2005 and January 31, 2005 was $58,988,000 and $54,455,000, respectively. The increase in working capital at April 30, 2005 was primarily attributable to the increase in the balance of accounts receivable as a result of the growth in revenues. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2006.

Operating Activities

Cash used in operating activities, excluding discontinued operations, increased $6,959,000 to $7,302,000 for the three months ended April 30, 2005 as compared to April 30, 2004. The increase in cash used in operating activities was primarily attributable to the increased working capital necessitated by the increased revenues. The cash used in discontinued operations for the three months ended April 30, 2004 included the payment of lease termination liabilities and closing costs related to the sale of Layne Canada, partially offset by collection of receivables related to Layne Canada.

Investing Activities

The Company’s capital expenditures of $5,911,000 for the three months ended April 30, 2005 were directed primarily toward the Company’s expansion and upgrading of equipment and facilities primarily in the water resources and mineral exploration divisions. Additionally, the Company continued its investment in CBM exploration and production. CBM expenditures in the first quarter were lower than in the prior year primarily due to a significant expansion in the prior year of gas transportation facilities and equipment and the timing of drilling and completing wells.

Financing Activities

For the three months ended April 30, 2005, the Company borrowed $5,300,000 under its credit facilities primarily for working capital requirements. For the three months ended April 30, 2004, the Company used available cash for the repayment of $2,000,000 under the Company’s revolving credit facility and to fund its working capital and investing needs.

The Company’s contractual obligations and commercial commitments are summarized as follows:

		Payments/Expiration by Period
	Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual Obligations and Other Commercial Commitments Credit facilities	$65,300	$—	$18,633	$40,000	$6,667
Operating leases	22,608	8,756	11,664	2,188	—

Mineral interest obligations	378	57	152	66	103
DrillCorp promissory note	720	720	—	—	—

Total contractual cash obligations	89,006	9,533	30,449	42,254	6,770

Standby letters of credit	10,470	10,470	—	—	—
Asset retirement obligations	414	—	—	—	414

Total contractual obligations and commercial commitments	$99,890	$20,003	$30,449	$42,254	$7,184

The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Payments related to the credit facilities do not include interest payments. The credit facilities bear fixed interest rates of 6.05% and 5.40% (see Note 3 of the Notes to Consolidated Financial Statements).

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

Our accounting policies are more fully described in Note 1 to the financial statements, located elsewhere in this Form 10-Q and in Note 1 of our Annual Report on Form 10-K for the year ended January 31, 2005. We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not all inclusive.

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

Goodwill and Other Intangibles - Goodwill and other intangible assets with indefinite useful lives are not amortized, and instead are periodically tested for impairment. The Company performs its annual impairment test as of December 31 each year. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. The Company believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or the Company’s strategies change, it is possible that the Company’s conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position or results of operations.

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

Costs estimated to be incurred in the future for employee medical benefits, workers’ compensation and casualty insurance programs resulting from claims which have occurred are accrued currently. Under the terms of the Company’s agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies. These costs are not expected to significantly impact liquidity in future periods.

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

Reserve Estimates - The Company’s estimates of coalbed methane gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the

Company’s oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material.

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

The Company is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties, as adjusted for asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenues at the unescalated prices in effect as of the last day of the quarter, with effect given to the Company’s cash flow hedge positions, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.

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

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note

12 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2005 Form 10-K and Note 3 of this Form 10-Q. As of April 30, 2005, $60,000,000 of the Company’s long-term debt outstanding carries a fixed-rate and $5,300,000 is variable rate debt. An instantaneous change in interest rates of one percentage point would not significantly impact the Company’s annual interest expense.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The operations are described in Note 1 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2005 Form 10-K and Note 7 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 4 of the Notes to Consolidated Financial Statements).

As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not significantly impact income from continuing operations for the three months ended April 30, 2005 and 2004. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s natural gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of April 30, 2005, the Company held contracts for physical delivery of 738,000 million British Thermal Units (“MMBtu”) of natural gas at prices ranging from $6.30 to $8.45 per MMBtu. The estimated fair value of such contracts at April 30, 2005 was $(74,000).

We estimate that a 10% change in the price of natural gas would impact income from continuing operations before taxes by approximately $178,000 for the three months ended April 30, 2005.

ITEM 4. Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2005 conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, for

the period ended April 30, 2005, the Company concluded that its internal control over financial reporting is effective as of April 30, 2005. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.

PART II

ITEM 1 - Legal Proceedings

            NONE

ITEM 2 - Changes in Securities

            NOT APPLICABLE

ITEM 3 - Defaults Upon Senior Securities

            NOT APPLICABLE

ITEM 4 - Submission of Matters to a Vote of Security Holders

            NONE

ITEM 5 - Other Information

            NONE

ITEM 6 - Exhibits and Reports on Form 8-K

            a) Exhibits

31	(1)	-	Section 302 Certification of Chief Executive Officer of the Company

31	(2)	-	Section 302 Certification of Chief Financial Officer of the Company

32	(1)	-	Section 906 Certification of Chief Executive Officer of the Company

32	(2)	-	Section 906 Certification of Chief Financial Officer of the Company

            b) Reports on Form 8-K

     Form 8-K filed on March 31, 2005 related to the Company’s fiscal year ended January 31, 2005 press release.

* * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company

(Registrant)

DATE: June 3, 2005	/s/ A.B. Schmitt

A.B. Schmitt, President
and Chief Executive Officer

DATE: June 3, 2005	/s/ Jerry W. Fanska

Jerry W. Fanska, Vice President
Finance and Treasurer