Form 10-K/A
period 2005-01-31
LAYNE CHRISTENSEN CO
filed 2005-10-31
CIK 888504

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to                                         .
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
Common Stock, $.01 par value
(Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act. Yes ☑ No ☐
     The aggregate market value of the 9,857,697 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 30, 2004, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ National Market System on that date was $137,559,758.
     At March 31, 2005, there were 12,619,678 shares of the Registrant’s Common Stock outstanding.
Documents Incorporated by Reference
1.	Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A Part III.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
Signatures
EX-31.1 Certification of President and CEO
EX-31.2 Certification of Vice President-Finance & Treasurer
EX-32.1 Certification of President and CEO
EX-32.2 Certification of Vice President-Finance & Treasurer

EXPLANATORY NOTE
In accordance with Exchange Act Rule 12b-5, this Amendment No. 1 on Form 10-K/A amends certain items of the Annual Report on Form 10-K of Layne Christensen Company (the “Company”) for the fiscal year ended January 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2005, and presents the relevant text of the items amended. These amended items do not restate the Company’s consolidated financial statements previously filed in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.
The changes reflected in this Form 10-K/A relate solely to the Exhibit Index in Part IV, Item 15 and reflect the inclusion of corrected Section 302 Certifications of the Principal Executive Officer and the Principal Financial Officer (Exhibits 31(1) and 31(2)), which are being filed in response to comments received from the SEC Staff. The Exhibit Index is also amended to reflect the inclusion, pursuant to Rule 12b-15, of updated Section 906 Certifications of certain executive officers.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) Financial Statements, Financial Statement Schedules and Exhibits:
          1. Financial Statements:
          The financial statements are listed in the index for Item 8 of this Form 10-K.
          2. Financial Statement Schedules:
          The applicable financial statement schedule is listed in the index for Item 8 of this Form 10-K.
          3. Exhibits:
          The exhibits filed with or incorporated by reference in this report are listed below:

Exhibit No.		Description

4(1)	-	Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 3(1) and incorporated herein by this reference)

4(2)	-	Amended and Restated Bylaws of the Registrant (filed with Exhibit 99.2 to the Registrant’s Form 8-K dated December 5, 2003 and incorporated herein by reference)

4(3)	-	Specimen Common Stock Certificate (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

4(4)	-	Loan Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, LaSalle Bank National Association, as administrative agent and a lender and certain other lenders named in the Loan Agreement (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

4(5)	-	Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

10(1)	-	Tax Liability Indemnification Agreement between the Registrant and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

10(2)	-	Lease Agreement between the Registrant and Parkway Partners, L.L.C. dated December 21, 1994 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

10(2.1)	-	First Modification & Ratification of Lease, dated as of February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and incorporated herein by this reference)

10(2.2)	-	Second Modification and Ratification of Lease Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

10(2.3)	-	Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company’s 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

10(2.4)	-	Fourth Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company executed May 17, 2000, effective as of December 29, 1998 (filed with the Company’s 10-Q for the quarter ended July 31, 2000 (File No. 0-20578) as Exhibit 10.1 and incorporated herein by reference)

10(2.5)	-	Fifth Modification and extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated March 1, 2003 (filed as Exhibit 10(2.5) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

**10(3)	-	Form of Stock Option Agreement between the Company and management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(7) and incorporated herein by reference)

10(4)	-	Insurance Liability Indemnity Agreement between the Company and The Marley Company (filed with Amendment No. 3 to the

Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

10(5)	-	Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant’s Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

**10(6)	-	Form of Subscription Agreement for management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(16) and incorporated herein by reference)

**10(7)	-	Form of Subscription Agreement between the Company and Robert J. Dineen (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(17) and incorporated herein by reference)

10(8)	-	Loan Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, LaSalle Bank National Association, as administrative agent and a lender and certain other lenders named in the Loan Agreement (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

10(9)	-	Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ending July 31, 2003 (File No. 0-20578) as Exhibit 4(6) and incorporated herein by reference)

**10(10)	-	Letter Agreement between Andrew B. Schmitt and the Company dated October 12, 1993 (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(13) and incorporated herein by reference)

**10(11)	-	Form of Incentive Stock Option Agreement between the Company and Management of the Company (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

10(12)	-	Registration Rights Agreement, dated as of November 30, 1995, between the Company and Marley Holdings, L.P. (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(17) and incorporated herein by this reference)

**10(13)	-	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective February 1, 1998 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

**10(14)	-	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

**10(15)	-	Form of Non Qualified Stock Option Agreement between the Company and Management of the Company effective as of April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

**10(16)	-	Layne Christensen Company District Incentive Compensation Plan (revised effective February 1, 2000)(filed as Exhibit 10(17) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

10(17)	-	Layne Christensen Company Executive Incentive Compensation Plan (revised effective May 1, 1997)+

**10(18)	-	Layne Christensen Company Corporate Staff Incentive Compensation Plan (revised effective October 10, 2003) +

10(19)	-	Standstill Agreement, dated March 26, 2004, by and among Layne Christensen Company, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value L.P.I., Channel Partnership II, L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Wynnefield Capital, Inc. Profit Sharing’s Money Purchase Plan, Nelson Obus and Joshua Landes+

**10(20)	-	Summary of 2005 Salaries of Named Executive Officers+

21(1)	-	List of Subsidiaries+

23(1)	-	Consent of Deloitte & Touche LLP+

23(2)	-	Consent of Cawley, Gillespie & Associates, Inc. +

31(1)	-	Section 302 Certification of Principal Executive Officer of the Company*

31(2)	-	Section 302 Certification of Principal Financial Officer of the Company*

32(1)	-	Section 906 Certification of Principal Executive Officer of the Company*

32(2)	-	Section 906 Certification of Principal Financial Officer of the Company*

**	Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

*	Filed herewith.

+	Filed with the Company’s Annual Report on From 10-K for the fiscal year ended January 31, 2005 (filed on April 18, 2005).

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

LAYNE CHRISTENSEN COMPANY

	By	/s/ A. B. Schmitt
Andrew B. Schmitt
President and
Dated: October 31, 2005		Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ A. B. Schmitt Andrew B. Schmitt	October 31, 2005
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/ Jerry W. Fanska Jerry W. Fanska	October 31, 2005
Vice President-Finance and Treasurer
(Principal Financial and Accounting Officer)

/s/ Robert J. Dineen Robert J. Dineen	October 31, 2005
Director

/s/ Donald K. Miller Donald K. Miller	October 31, 2005
Director

/s/ David A. B. Brown David A. B. Brown	October 31, 2005
Director

/s/ J. Samuel Butler J. Samuel Butler	October 31, 2005
Director

/s/ Anthony B. Helfet Anthony B. Helfet	October 31, 2005
Director

/s/ Warren Lichtenstein Warren G. Lichtenstein	October 31, 2005
Director

/s/ Nelson Obus Nelson Obus	October 31, 2005
Director

/s/ Jeff Reynolds Jeffrey J. Reynolds	October 31, 2005
Director