Form 10-Q/A
period 2005-04-30
LAYNE CHRISTENSEN CO
filed 2005-10-31
CIK 888504

FORM 10-Q/A
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

EXPLANATORY NOTE
In accordance with Exchange Act Rule 12b-5, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Layne Christensen Company (the “Company”) for the quarterly period ended April 30, 2005, filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2005, and presents the relevant text of the items amended. These amended items do not restate the Company’s consolidated financial statements previously filed in the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.
The changes reflected in this Form 10-Q/A relate solely to the Exhibit Index in Part II, Item 6 and reflect the inclusion of corrected Section 302 Certifications of the Principal Executive Officer and the Principal Financial Officer (Exhibits 31(1) and 31(2)), which are being filed in response to comments received from the SEC Staff. The Exhibit Index is also amended to reflect the inclusion, pursuant to Rule 12b-15, of updated Section 906 Certifications of certain executive officers.
PART II
ITEM 6 — Exhibits and Reports on Form 8-K
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

Layne Christensen Company

(Registrant)

DATE:	October 31, 2005	/s/ A. B. Schmitt

A.B. Schmitt, President and Chief Executive Officer

DATE:	October 31, 2005	/s/ Jerry W. Fanska

Jerry W. Fanska, Vice President Finance and Treasurer

3