Form 10-Q/A
period 2005-07-31
LAYNE CHRISTENSEN CO
filed 2005-10-31
CIK 888504

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

PART II
ITEM 6 — Exhibits and Reports on Form 8-K
SIGNATURES
EX-31.1 Certification 302 - CEO
EX-31.2 Certification 302 - CFO
EX-32.1 Certification 906 - CEO
EX-32.2 Certification 906 - CFO

EXPLANATORY NOTE
In accordance with Exchange Act Rule 12b-5, this Amendment No. 1 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Layne Christensen Company (the “Company”) for the quarterly period ended July 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2005, and presents the relevant text of the items amended. These amended items do not restate the Company’s consolidated financial statements previously filed in the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.
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