Form 10-Q/A
period 2005-04-30
LAYNE CHRISTENSEN CO
filed 2005-11-22
CIK 888504

FORM 10-Q/A
(Amendment No. 2)
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

EXPLANATORY NOTE
In accordance with Exchange Act Rule 12b-5, this Amendment No. 2 on Form 10-Q/A amends certain items of the Quarterly Report on Form 10-Q of Layne Christensen Company (the “Company”) for the quarterly period ended April 30, 2005, filed with the Securities and Exchange Commission (the “SEC”) on June 6, 2005, and presents the relevant text of the items amended. These amended items do not restate the Company’s consolidated financial statements previously filed in the Form 10-Q. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events.
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

PART I
ITEM 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	January 31,
	2005	2005
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,631	$14,408
Customer receivables, less allowance of $4,608 and $4,106, respectively	65,816	54,280
Costs and estimated earnings in excess of billings on uncompleted contracts	19,493	17,143
Inventories	20,214	18,098
Deferred income taxes	11,739	11,664
Income taxes receivable	1,084	1,186
Other	4,486	4,704

Total current assets	129,463	121,483

Property and equipment:
Land	7,620	6,842
Buildings	13,893	14,342
Machinery and equipment	177,189	176,141
Gas transportation facilities and equipment	6,506	6,413
Oil and gas properties	21,833	20,573
Mineral interest in oil and gas properties	3,860	3,671

	230,901	227,982
Less — Accumulated depreciation and depletion	(139,594)	(138,526)

Net property and equipment	91,307	89,456

Other assets:
Investment in affiliates	21,346	20,558
Goodwill	8,025	8,025
Deferred income taxes	3,393	2,931
Other	3,027	2,927

Total other assets	$35,791	$34,441

	$256,561	$245,380

See Notes to Consolidated Financial Statements.
— Continued —

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
— Concluded —

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

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three Months
	Ended April 30,
	(unaudited)
	2005	2004
Cash flow used in operating activities:
Net income	$2,753	$1,472
Adjustments to reconcile net income to cash used in operations:
Loss on discontinued operations, net of tax	1	66
Depreciation, depletion and amortization	4,013	3,185
Deferred income taxes	(595)	(1,049)
Equity in earnings of affiliates	(1,119)	(469)
Dividends received from foreign affiliates	354	422
Minority interest	23	—
Gain from disposal of property and equipment	(443)	(479)
Changes in current assets and liabilities:
(Increase) decrease in customer receivables	(11,631)	975
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(2,373)	(2,789)
Increase in inventories	(2,258)	(1,929)
Decrease in other current assets	208	1,387
Increase in accounts payable and accrued expenses	4,689	1,081
Decrease in billings in excess of costs and estimated earnings on uncompleted contacts	(970)	(1,845)
Other, net	46	(371)

Cash used in continuing operations	(7,302)	(343)
Cash provided from (used in) discontinued operations	25	(4,178)

Cash used in operating activities	(7,277)	(4,521)

Cash flow used in investing activities:
Additions to property and equipment	(4,368)	(4,646)
Additions to oil and gas properties	(1,261)	(2,639)
Additions to gas transportation facilities and equipment	(93)	(1,145)
Additions to mineral interest in oil and gas properties	(189)	(79)
Proceeds from disposal of property and equipment	515	962
Proceeds from sale of business	—	300
Acquisition of oil and gas working interest	—	(1,000)
Investment in joint venture	—	(38)

Cash used in investing activities	(5,396)	(8,285)

Cash flow from (used in) financing activities:
Net borrowings (repayments) under revolving credit	5,300	(2,000)
facilities Payments on notes receivable from management stockholders	—	28
Payments on DrillCorp promissory note	(360)	(660)
Issuance of common stock	12	54

Cash provided from (used in) financing activities	4,952	(2,578)

Effects of exchange rate changes on cash	(56)	(71)

Net decrease in cash and cash equivalents	(7,777)	(15,455)
Cash and cash equivalents at beginning of period	14,408	21,602

Cash and cash equivalents at end of period	$6,631	$6,147

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
Pro forma net income and earnings per share for the three months ended April 30, 2005 and 2004, determined as if the SFAS 123 Method had been applied, are presented in the following table (in thousands, except per share amounts):

	Three Months Ended April 30,
	2005	2004
Net income, as reported	$2,753	$1,472
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(114)	(17)

Pro forma net income	$2,639	$1,455

	Three Months Ended April 30,
	2005	2004
Income per share:
Basic — as reported	$0.21	$0.11

Basic — pro forma	$0.21	$0.11

Diluted — as reported	$0.21	$0.11

Diluted — pro forma	$0.20	$0.11

The amounts paid for income taxes, net of refunds, and interest are as follows (in thousands):

	Three Months Ended April 30,
	2005	2004
Income taxes	$972	$79
Interest	351	1,280
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
NONE
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

Layne Christensen Company
(Registrant)

DATE: November 21, 2005	/s/ A. B. Schmitt A.B. Schmitt, President and Chief Executive Officer

DATE: November 21, 2005	/s/ Jerry W. Fanska Jerry W. Fanska, Vice President Finance and Treasurer