Form 10-K/A
period 2005-01-31
LAYNE CHRISTENSEN CO
filed 2005-11-23
CIK 888504

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to                                         .
Commission file number: 0-20578
Layne Christensen Company
(Exact name of registrant as specified in its charter)

Delaware	48-0920712

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Shawnee Mission Parkway, Mission Woods, Kansas (Address of principal executive offices)	66205 (Zip Code)

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

EXPLANATORY NOTE
In accordance with Exchange Act Rule 12b-5, this Amendment No. 2 on Form 10-K/A amends certain items of the Annual Report on Form 10-K of Layne Christensen Company (the “Company”) for the fiscal year ended January 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on April 18, 2005, and presents the relevant text of the items amended. These amended items do not restate the Company’s consolidated financial statements previously filed in the Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events.
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
          2. Financial Statement Schedules:
          The applicable financial statement schedule is listed in the index for Item 8 of this Form 10-K.
          3. Exhibits:
          The exhibits filed with or incorporated by reference in this report are listed below:

Exhibit No.		Description
4(1)	-	Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 3(1) and incorporated herein by this reference)

4(2)	-	Amended and Restated Bylaws of the Registrant (filed with Exhibit 99.2 to the Registrant’s Form 8-K dated December 5, 2003 and incorporated herein by reference)

4(3)	-	Specimen Common Stock Certificate (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

4(4)	-	Loan Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, LaSalle Bank National Association, as administrative agent and a lender and certain other lenders named in the Loan Agreement (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

4(5)	-	Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

10(1)	-	Tax Liability Indemnification Agreement between the Registrant and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

10(2)	-	Lease Agreement between the Registrant and Parkway Partners, L.L.C. dated December 21, 1994 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

10(2.1)	-	First Modification & Ratification of Lease, dated as of February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and incorporated herein by this reference)

10(2.2)	-	Second Modification and Ratification of Lease Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

10(2.3)	-	Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company’s 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

Exhibit No.		Description
10(2.4)	-	Fourth Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company executed May 17, 2000, effective as of December 29, 1998 (filed with the Company’s 10-Q for the quarter ended July 31, 2000 (File No. 0-20578) as Exhibit 10.1 and incorporated herein by reference)

10(2.5)	-	Fifth Modification and extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated March 1, 2003 (filed as Exhibit 10(2.5) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

**10(3)	-	Form of Stock Option Agreement between the Company and management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(7) and incorporated herein by reference)

10(4)	-	Insurance Liability Indemnity Agreement between the Company and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

10(5)	-	Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant’s Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

**10(6)	-	Form of Subscription Agreement for management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(16) and incorporated herein by reference)

**10(7)	-	Form of Subscription Agreement between the Company and Robert J. Dineen (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(17) and incorporated herein by reference)

10(8)	-	Loan Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, LaSalle Bank National Association, as administrative agent and a lender and certain other lenders named in the Loan Agreement (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

10(9)	-	Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ending July 31, 2003 (File No. 0-20578) as Exhibit 4(6) and incorporated herein by reference)

Exhibit No.		Description
**10(10)	-	Letter Agreement between Andrew B. Schmitt and the Company dated October 12, 1993 (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(13) and incorporated herein by reference)

**10(11)	-	Form of Incentive Stock Option Agreement between the Company and Management of the Company (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

10(12)	-	Registration Rights Agreement, dated as of November 30, 1995, between the Company and Marley Holdings, L.P. (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(17) and incorporated herein by this reference)

**10(13)	-	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective February 1, 1998 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

**10(14)	-	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

**10(15)	-	Form of Non Qualified Stock Option Agreement between the Company and Management of the Company effective as of April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

**10(16)	-	Layne Christensen Company District Incentive Compensation Plan (revised effective February 1, 2000)(filed as Exhibit 10(17) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

10(17)	-	Layne Christensen Company Executive Incentive Compensation Plan (revised effective May 1, 1997)+

**10(18)	-	Layne Christensen Company Corporate Staff Incentive Compensation Plan (revised effective October 10, 2003) +

10(19)	-	Standstill Agreement, dated March 26, 2004, by and among Layne Christensen Company, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value L.P.I., Channel Partnership II, L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Wynnefield Capital, Inc. Profit Sharing’s Money Purchase Plan, Nelson Obus and Joshua Landes+

Exhibit No.		Description
**10(20)	-	Summary of 2005 Salaries of Named Executive Officers+

21(1)	-	List of Subsidiaries+

23(1)	-	Consent of Deloitte & Touche LLP*

23(2)	-	Consent of Cawley, Gillespie & Associates, Inc.*

31(1)	-	Section 302 Certification of Principal Executive Officer of the Company*

31(2)	-	Section 302 Certification of Principal Financial Officer of the Company*

32(1)	-	Section 906 Certification of Principal Executive Officer of the Company*

32(2)	-	Section 906 Certification of Principal Financial Officer of the Company*

**	Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

*	Filed herewith.

+	Filed with the Company’s Annual Report on From 10-K for the fiscal year ended January 31, 2005 (filed on April 18, 2005).
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
President and Chief Executive Officer
Dated: November 21, 2005
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date
/S/ A. B. Schmitt	November 21, 2005

Andrew B. Schmitt
President, Chief Executive Officer
and Director (Principal Executive Officer)

/S/ Jerry W. Fanska	November 21, 2005

Jerry W. Fanska
Vice President-Finance and Treasurer
(Principal Financial and Accounting Officer)

/S/ Robert J. Dineen	November 21, 2005

Robert J. Dineen, Director

/S/ Donald K. Miller	November 21, 2005

Donald K. Miller, Director

/S/ David A. B. Brown	November 21, 2005

David A. B. Brown, Director

/S/ J. Samuel Butler	November 21, 2005

J. Samuel Butler, Director

/S/ Anthony B. Helfet	November 21, 2005

Anthony B. Helfet, Director

/S/ Warren Lichtenstein	November 21, 2005

Warren G. Lichtenstein, Director

November 21, 2005

Nelson Obus, Director

/S/ Jeff Reynolds	November 21, 2005

Jeffrey J. Reynolds, Director