Form 10-K
period 2006-01-31
LAYNE CHRISTENSEN CO
filed 2006-04-17
CIK 888504

United States Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 31, 2006

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
Common Stock, $.01 par value
(Title of Class)
     Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the 10,215,881 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 29, 2005, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ National Market System on that date was $238,642,980.
     At March 31, 2006, there were 15,244,066 shares of the Registrant’s Common Stock outstanding.
Documents Incorporated by Reference
     Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A Part III.

PART I
Item 1. Business
General
Layne Christensen Company (the “Company”) provides drilling and construction services and related products in three principal markets: water resources, mineral exploration and geoconstruction, as well as being a producer of unconventional natural gas for the energy market. Layne Christensen’s customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction companies and oil and gas companies located principally in the United States, Canada, Mexico, Australia, Africa and South America.
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
Water Resources
Demand for water well drilling services is driven by the need to access groundwater, which is affected by many factors including shifting demographics and regional expansions, new housing developments, deteriorating water quality and limited availability of surface water. Groundwater is a vital natural resource that is withdrawn from the earth for drinking water, irrigation and industrial use. In many areas of the United States and other parts of the world, groundwater is the only reliable source of potable water. Groundwater is located in saturated geological zones at varying depths beneath the surface and is stored in subsurface strata (aquifers). Surface water, the other major source of potable water, comes principally from large lakes and rivers. The water well drilling industry is highly fragmented, consisting of several thousand water well drilling contractors in the United States. However, the Company believes that a majority of these contractors are regionally and locally based and are primarily involved in drilling low volume water wells for agricultural and residential customers, markets in which we do not generally compete.
     The demand for well and pump repair and maintenance depends upon the age and application of the well and pump, the quality of material and workmanship applied in the original well construction and changes in depth and quality of the groundwater. Repair and maintenance work is often required on an emergency basis or within a relatively short period of time after a performance decline is recognized. Scheduling flexibility, combined with technical expertise and equipment, are critical for a repair and maintenance service provider. Like the water well drilling market, the market for repair and maintenance is highly fragmented.
     Demand for water and wastewater treatment services continues to grow, as states adopt increasingly stringent water quality and treatment regulations. In addition to traditional water contaminants and impurities, such as iron, manganese, hardness, nitrate, organics and solids, environmental agencies now regulate the allowable concentrations of arsenic, radionuclides, percholate, total dissolved solids and radon in groundwater. New categories of contaminants and impurities continue to evolve in the water treatment industry. Water treatment technologies include air stripping towers, aerators, vertical and horizontal filters, arsenic absorption medias, radium adsorption/removal systems, ion exchange systems for nitrates, radium, arsenic and hardness, gravity filters and adsorptive resins. As demographics shift to more water challenged areas combined with an increasing amount of regulated contaminants and impurities, the demand for water recycling and conservation services, as well as new proprietary treatment media and filtration methods, is expected to remain strong.
     With the acquisition of Reynolds, Inc. (“Reynolds”) in September 2005, the Company further expanded its capabilities to include the construction of wastewater and surface water treatment plants, water and wastewater pipelines and sewer rehabilitation, including trenchless cured-in-place pipe technologies. Demand for wastewater treatment and pipeline construction is driven by many of the same factors that affect demand for water well drilling services including population growth, regional expansion and new housing developments. Demand for sewer rehabilitation is largely a function of deteriorating urban infrastructures, as well as pressures put on that infrastructure by population growth. Infiltration of damaged or leaking lines can overload treatment facilities and cause pollution. Lack of sufficient treatment capacity can also stifle housing growth. The Environmental Protection Agency and state health boards are forcing municipalities and industry to correct these problems.
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
     Factors that have contributed to the recent robust international markets for gold and base metals include the rapid economic growth of China and in the case of gold, uncertain economic and political conditions.
Energy
The “unconventional gas” business is generally categorized as a subset of the natural gas market and includes gas from sources such as coalbeds, shale and tight sands. Large amounts of methane-rich gas are generated and stored in coalbeds and surrounding shales during the coalification process, when plant material is progressively converted to coal. Production of unconventional gas is sometimes accompanied by significant environmental challenges, including disposal of large quantities of water, sometimes saline, that are unavoidably produced with the gas. As demand for natural gas has increased, the exploration and extraction of unconventional gas has become increasingly important to augment conventional resources. Factors influencing the demand for unconventional gas include increasing consumption levels for natural gas, commodity prices, the economic feasibility of gas exploration and production and the discovery rate of new gas reserves.
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
Expand “turnkey” service capabilities for water and wastewater treatment facilities, provide ancillary water treatment products and services and expand the Reynolds’ pipeline construction and sewer rehabilitation techniques into Layne’s water markets
The Company expects to continue to grow in the water well drilling, pump repair and well maintenance markets by executing its proven operating strategies that have made it the leader in each of these areas. The Company believes growth in these traditional areas and in the water and wastewater treatment sectors will be generated from bundling traditional products and service offerings and marketing the combination to users of treatment and distribution facilities such as municipalities, investor-owned water utilities, industrial companies and developers. The Company believes that by offering these services on a turnkey basis, it can enable its customers to expedite the typical design and build project and achieve economies and efficiencies over traditional unbundled services. The Company is well positioned to be a significant provider of treatment services, as continued population growth in water-challenged regions leads to increasing requirements to conserve water resources and control contaminants and impurities in areas with strict regulatory requirements. The Company believes its proprietary technology, expertise and reputation in the industry will differentiate it from its competitors in this market. The Company continually strives to enhance its reputation as water treatment experts, evaluating existing technologies on an ongoing basis and participating in new technology development. The Company also actively seeks additional treatment technologies through acquisitions, partnerships and strategic alliances. The Company closely tracks proposed and pending regulations and legislation that could impact discharge parameters, constrain water source availability and set quality and treatment standards.
     The Company intends to expand the pipeline construction and sewer rehabilitation businesses of Reynolds into the broader national market served through the Company’s existing sales and operations offices.
Continue to take advantage of robust market conditions in mineral exploration
The Company believes that it is positioned in strategic geographic locations of the world, especially in Africa and South America, to take advantage of the robust market conditions in mineral exploration created by increased prices of gold and base metals. Its ability to maximize this opportunity is created in part by leveraging its local market expertise and technical competence, combined with access to transferable drilling equipment and employee training and safety programs. The Company intends to focus on maintenance, efficiency and support, as well as increased scale of our operations, to improve profitability. The Company plans to add new rigs and replace existing rigs with more efficient equipment. Its improved efficiency should help improve margins for its services and enable it to compete effectively to increase its market share. The Company may also seek to increase its market share through strategic acquisitions, although it is not currently in any material discussions regarding such acquisitions.
Develop existing unconventional gas opportunities and expand presence in the resource market
The Company is aggressively developing and expanding its existing properties in the Cherokee Basin of Kansas and Okla-

homa as well as seeking opportunities in other areas. In addition to developing its unconventional gas properties, the Company is also continuing to build pipeline and gas gathering system infrastructure to enhance its ability to get gas to market. The Company will continue to advance major unconventional gas projects by leveraging internal resources, engineering and geological expertise and experience in large scale developmental drilling, well completion, exploratory drilling and infrastructure engineering and operations. The Company anticipates significant growth in gas consumption during the next five years because the average life span of conventional wells in North America is declining, while consumption is increasing. The Company’s strategy is to leverage its current skills and assets to benefit from this expected demand growth.
Seek out and secure attractive new projects in geoconstruction
The Company intends to leverage its drilling capabilities, industry contacts, reputation and project management skills to expand our geoconstruction business. In particular, its strategy is to focus on relatively larger, technically demanding projects using grouting, jet grouting and vibratory ground improvement capabilities.
Services and Products
Overview of the Company’s Drilling Techniques
The types of drilling techniques employed by the Company in its drilling activities have different applications:
•	Conventional and reverse circulation rotary rigs are used primarily in water well applications for drilling large diameter wells and employ air or drilling fluid circulation for removal of cuttings and borehole stabilization.

•	Dual tube drilling, an innovation advanced by the Company primarily for mineral exploration and environmental drilling, conveys the drill cuttings to the surface inside the drill pipe. This drilling method is critical in mineral exploration drilling and environmental sampling because it provides immediate representative samples and because the drill cuttings do not contact the surrounding formation thus avoiding contamination of the borehole while providing reliable, uncontaminated samples. Because this method involves circulation of the drilling fluid inside the casing, it is highly suitable for penetration of underground voids or faults where traditional drilling methods would result in the loss of circulation of the drilling fluid, thereby preventing further penetration.

•	Diamond core drilling is used in mineral exploration drilling to core solid rock, thereby providing geologists and engineers with solid rock samples for evaluation.

•	Cable tool drilling, which requires no drilling fluid, is used primarily in water well drilling for larger diameter wells. While slower than other drilling methods, it is well suited for penetrating boulders, cobble and rock.

•	Auger drilling is used principally in environmental drilling applications for efficient completion of relatively small diameter, shallow borings or monitoring wells. Auger rigs are equipped with a variety of auger sizes and soil sampling equipment.
Water Resources
The Company is a leading provider of ground water systems and potable water treatment facilities. It offers, on a turnkey basis, a comprehensive range of services required to provide designed, constructed and maintained municipal, industrial and agricultural water well pumping systems. The Company believes its water resources division is the market leader in the water well drilling industry and provides a full line of water-related products and services. Water resources is the Company’s largest business segment.
Water Systems The Company offers its customers every feature of a water system, including test hole drilling, well construction, well development and testing, pump selection, equipment sales and installation and pipeline construction. In fiscal 2006, these services and products generated approximately 60% of the revenues in the water resources division. After the inclusion of a full year of Reynolds’ other product lines in fiscal 2007, these services and products are expected to represent approximately 30% of division revenues. The division provides water well drilling services in most regions of the United States. The Company’s target groundwater drilling market consists of high-volume water wells drilled principally for municipal and industrial customers. These wells have more stringent design specifications and are typically deeper and larger in diameter than low-volume residential and agricultural wells. The Company has strong technical expertise, an in-depth knowledge of local geology and hydrology, a well-maintained modern fleet of appropriately sized drilling equipment and a demonstrated ability to procure sizable performance bonds often required for water related projects.
     Water supply development mainly requires the integration of hydrogeology and engineering with proven knowledge of drilling techniques. The drilling methods and size and type of equipment depend upon the depth of the wells and the geological formations encountered at the project site. The Company has extensive well archives in addition to technical personnel to determine geological conditions and aquifer characteristics. It provides feasibility studies using complex geophysical survey methods and has the expertise to analyze the survey results and define the source, depth and magnitude of an aquifer. The Company can then estimate recharge rates, specify required well design features, plan well field design and develop water management plans. To conduct these services, the Company maintains a staff of professional employees, including geological engineers, geologists, hydrogeologists and geophysicists. These attributes enable it to locate suitable water-bearing formations to meet a wide variety of customer requirements.
Pump Repair and Well Maintenance The Company believes it is the leader in the repair and maintenance of wells and well equipment. Its involvement in the initial drilling of a well positions the Company to win follow-up maintenance business, which is generally a higher margin business than well drilling. Such repair and maintenance is required periodically during the life of a well. For instance, in locations where the groundwater contains bacteria, iron, or high mineral content, screen openings may become blocked, reducing the capacity and productivity of the well.
     The Company offers complete diagnostic repair and maintenance services for existing wells, pumps and related equipment through a network of local offices throughout our geographic markets in the United States. In addition to its well service rigs, the Company has equipment capable of conducting downhole closed circuit televideo inspections, one of the most effective methods for investigating water well problems, enabling it to effectively diagnose and respond quickly to well and maintenance problems. The Company’s trained and experienced personnel can perform a variety of well rehabilitation techniques, both chemical and mechanical methods, and can perform bacteriological well evaluation and water chemistry analyses. The Company also has the capability and inventory to repair, in its own machine shops, most water well pumps, regardless of manufacturer, as well as to repair well screens, casings and related equipment such as chlorinators, aerators and filtration systems.
Water Treatment Products and Plant Construction The Company believes it is well positioned to be an important provider of municipal water treatment services, as continued population growth in water-challenged regions and more stringent regulatory requirements lead to increasing needs to conserve water resources and control contaminants and impurities. For the design and construction of integrated water treatment facilities and the sale of products, the Company focuses on its traditional customer base served in its water well service businesses. The Company offers complete water treatment solutions for various groundwater contaminants and impurities, such as volatile organics, nitrates, iron, manganese, arsenic, radium and radon. These design and construction solutions typically involve proprietary treatment media and filtration methods, as well as treatment equipment installed at or near the wellhead, including chlorinators, aerators, filters and controls. These services are provided in connection with surface water intakes, pumping stations and well houses. In addition, to its traditional products, the Company is actively expanding its offerings and expertise in membrane filtration technologies. The Company believes its proprietary technology, expertise and reputation in the industry will set it apart from competitors in this market.
Sewer Rehabilitation The Company has the capability to provide a full range of rehabilitation services through traditional pipeline replacement or trenchless, cured-in-place pipe (“CIPP”) technologies through its Inliner product line. CIPP is a rehabilitation method that allows existing sewer pipelines to be repaired without the need for extensive excavation and the resultant disruption of traffic flow and other services.
Environmental Assessment Drilling Customers use the Company’s environmental drilling services to assess, investigate, monitor and characterize water quality and aquifer parameters. The customers are typically national and regional consulting firms engaged by federal and state agencies, as well as industrial companies that need to assess, define or clean up groundwater contamination sources. The Company offers a wide range of environmental drilling services including: investigative drilling, installation and testing of monitoring wells to determine the extent of groundwater contamination, installation of recovery wells that extract contaminated groundwater for treatment, which is known as pump and treat remediation, and specialized site safety programs associated with drilling at contaminated sites. In its environmental health sciences department, the Company employs a full-time staff qualified to prepare site specific health and safety plans for customers who have workers employed on hazardous waste cleanup sites as required by the Occupational Safety and Health Administration, or “OSHA”, and the Mine Safety and Health Administration of the Department of Labor, or “MSHA”.
Mineral Exploration
Together with its Latin American affiliates, the Company is one of the three largest providers of drilling services for the global mineral exploration industry. Global mining companies hire the Company to extract samples from a site that the mining companies analyze for mineral content before investing heavily in development. The Company’s drilling services require a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the underlying mineral deposit. The mineral exploration division is the Company’s second largest business segment.
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
     The Company’s services are used primarily by major gold, silver, and copper producers and to a lesser extent, iron ore producers. Work for gold mining customers generates approximately half of the Company’s mineral exploration business. The success of the Company’s mineral exploration operations is closely tied to global commodity prices and demand for the Company’s global mining customers’ products, and it benefits significantly from the currently strong precious and base metals markets. The Company’s primary markets are in the western United States, Alaska, Mexico, Australia and Africa. It also has ownership interests in foreign affiliates operating in Latin America that form its primary presence in this market.
Energy
In 2002, the Company entered the energy business in the Midwestern United States. The Company expects to continue to substantially grow this business. Its main energy operations include the acquisition, development, and production of unconventional gas.
     The life span of conventional natural gas wells is declining, while consumption of natural gas and other cleaner-burning fuels is increasing. The Company therefore expects the fundamentals for unconventional natural gas to be positive over the coming years. Unconventional gas burns with essentially the same efficiency as natural gas, and the Company believes it is an attractive substitute fuel source in the marketplace for conventional resources. Because unconventional gas wells in the Company’s operating market generally take 18-24 months to reach full capacity, the Company anticipates significant growth, for at least the next five years, in revenues and operating income from its exploration and development activities as previously drilled wells achieve maximum production and new wells are brought online.
     The Company has developed expertise in the complex geology and engineering techniques needed to effectively develop multi-zone wells in the Cherokee Basin in Kansas and Oklahoma, where it has approximately 179,000 gross acres under lease and currently has 199 net producing wells. The Company has utilized to date approximately one-quarter of its acreage under lease. Production from these wells increases more slowly than conventional natural gas wells, but their life span is significantly longer than conventional natural gas wells. The Company estimates that the average life span of its current wells is approximately 15-20 years. Additionally, it continues to lease acreage for purposes of expanding our development potential. The Company believes the increasing demand for cleaner-burning fuels and increasingly stringent regulatory limitations to ensure air quality will have a favorable impact on the price for such fuels. The Company generally enters into fixed-price physical delivery contracts for a portion of its production to cushion against declines in market prices. The energy division became profitable in fiscal 2006 as production continued to increase. Energy is currently the Company’s smallest segment; however, assuming no significant decline in market prices for natural gas, the Company expects this to be its fastest growing business.
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
Operations
The Company operates on a decentralized basis, with approximately 89 sales and operations offices located in most regions of the United States as well as in Australia, Africa, Mexico and Italy. In addition, the Company’s foreign affiliates operate out of locations in South America and Mexico.
     The Company is primarily organized around division presidents responsible for water resources, mineral exploration, geoconstruction and energy. Division vice presidents are responsible for geographic regions within each division and district managers are in charge of individual district office profit centers. The district managers report to their respective divisional vice president on a regular basis. Our primary marketing activities for our water resources and mineral exploration divisions are through the Company’s sales engineers and project managers who cultivate and maintain contacts with existing and potential customers. In this way, the Company learns of and is in a position to compete for proposed projects. In addition, water resources personnel monitor industry publications for upcoming bid opportunities.
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
     In the water resources division, the Company’s customers are typically municipalities and local operations of industrial businesses. Of the Company’s water resources revenues in fiscal 2006, approximately 66% were derived from municipalities and approximately 12% were derived from industrial customers while the balance was derived from other customer groups. The term “municipalities” includes local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, the Company targets customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which the Company believes it has competitive advantages due to its drilling expertise and financial resources.
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
     The Company is marketing its unconventional gas production to large energy pipeline companies and local industrial customers.
Backlog
The Company’s backlog consists of executed service contracts, or portions thereof, not yet performed by the Company. The Company believes that its backlog does not have any significance other than as a short-term business indicator because substantially all of the contracts comprising the backlog are cancelable for, among other reasons, the convenience of the customer. The Company’s backlog for its continuing operations was approximately $237,890,000 at January 31, 2006, compared to approximately $60,559,000 at January 31, 2005. The substantial increase is primarily due to the acquisition of Reynolds, whose contracts are generally larger and of a longer duration than the Company has historically experienced. The Company’s backlog as of year-end is generally completed within the following twelve to eighteen months.
Competition
The Company’s competition for its water resource division’s turnkey construction services are primarily local and national specialty general contractors. The Company’s competition in the water well drilling business consists primarily of small, local water well drilling operations and some regional competitors. Oil and natural gas well drillers generally do not compete in the water well drilling business because the typical well depths are greater for oil and gas and, to a lesser extent, the technology and equipment utilized in these businesses are different. Only a small percentage of all companies that perform water well drilling services have the technical competence and drilling expertise to compete effectively for high-volume municipal and industrial projects, which typically are more demanding than projects in the agricultural or residential well markets. In addition, smaller companies often do not have the financial resources or bonding capacity to compete for large projects. However, there are no proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to the Company. Water well drilling work is usually obtained on a competitive bid basis for municipalities, while work for industrial customers is obtained on a negotiated or informal bid basis.
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
     In the energy production market, principally unconventional gas, the Company competes with numerous energy production companies, many of which have greater capital and other resources than the Company. In its current operations, the Company is not constrained by the availability of a market for its production, but does compete with other exploration and production companies for mineral leases and rights-of-way in its areas of interest.
Employees and Training
At January 31, 2006, the Company had 3,551 employees, 436 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the United States. The Company believes that its relationship with its employees is satisfactory.
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
     On average, the Company’s field supervisors and drillers have 14 and 19 years, respectively, of experience with the Company. Many of the Company’s professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. The Company believes that its size and reputation allow it to compete effectively for highly qualified professionals.
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
Potential Liability and Insurance
The Company’s activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, “turnkey” basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its services and products. For example, the Company could be held responsible for contamination caused by an accident which occurs as a result of the Company drilling through a contaminated water source and creating a channel through which the contaminants migrate to an uncontaminated water source. Litigation arising from any such occurrences may result in the Company’s being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance with respect to its foreign operations.
Applicable Legislation
There are a number of complex foreign, federal, state and local environmental laws which impact the demand for the Company’s environmental drilling services. For example, the Company currently provides a variety of services for individuals and entities that have either been ordered by the Environmental Protection Agency or a comparable state agency to clean up certain contaminated property, or are investigating whether a particular piece of property contains any contaminants. These services include soil and groundwater testing done in connection with environmental audits, investigative drilling to determine the presence of hazardous substances, monitoring wells to detect the extent of contamination present in the groundwater and recovery wells to recover certain contaminants from the groundwater. A change in these laws, or changes in governmental policies regarding the funding, implementation or enforcement of the laws, could have a material effect on the Company.

Item 1A. Risk Factors
You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our company.
     If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In that case, the trading price of our common stock could decline substantially.
Risks Relating To Our Business And Industry
A significant portion of our water resources business is dependant on municipalities and a decline in municipal spending could adversely impact our business.
For the fiscal year ended January 31, 2006, approximately 66% of water resources division revenues were derived from water and wastewater infrastructure contracts with governmental entities or agencies. Reduced tax revenues in certain regions have limited spending and new development by local municipalities which in turn has affected the demand for our services in these regions. Material reductions in spending by a significant number of municipalities or local governmental agencies could have a material adverse effect on our business, results of operations, liquidity and financial position.
We depend on continued mineral exploration and development
Demand for our mineral exploration drilling services and products depends in significant part upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals, which often fluctuate widely. In addition, the price of gold is affected by numerous factors, including international economic trends, currency exchange fluctuations, expectations for inflation, speculative activities, consumption patterns, purchases and sales of gold bullion holdings by central banks and others, world production levels and political events. In addition to prevailing prices for minerals, mineral exploration activity is influenced by the following factors:
•	global and domestic economic considerations;

•	the economic feasibility of mineral exploration and production;

•	the discovery rate of new mineral reserves;

•	national and international political conditions; and

•	the ability of mining companies to access or generate sufficient funds to finance capital expenditures for their activities.
     A material decrease in the rate of mineral exploration and development would reduce the revenues generated by our mineral exploration business.
Our businesses are cyclical, and therefore our results can fluctuate significantly.
We historically have experienced fluctuations in our quarterly results arising from a number of factors, including the following:
•	the timing of the award and completion of contracts;

•	the recording of related revenues; and

•	unanticipated additional costs incurred on projects.
     In addition, adverse weather conditions, natural disasters, force majeure and other similar events can curtail our operations in various regions of the world throughout the year, resulting in performance delays and increased costs. Moreover, our domestic activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to drilling or other construction sites. As a result, our revenues and earnings in the second and third quarters tend to be higher than revenues and earnings in the first and fourth quarters. Accordingly, as a result of the foregoing as well as other factors, our quarterly results should not be considered indicative of results to be expected for any other quarter or for any full fiscal year.
Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded results
Our revenues on large water and wastewater infrastructure contracts are recognized on a percentage of completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
We may experience cost overruns on our fixed-price contracts, which could negatively affect our profitability
A significant number of our contracts contain fixed prices and generally assign responsibility to us for cost overruns for the subject projects. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials and other requirements. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, or our suppliers’ or subcontractors’ inability to perform, could result in substantial losses. As a result, revenues and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could affect our operating results for a particular quarter. Many of our contracts are also subject to cancellation by the customer upon short notice with limited damages payable to us.
We have a substantial amount of debt and other contractual commitments, and the cost of servicing those obligations could adversely affect our business and hinder our ability to make payments on the obligations, and such risk could increase if we incur more debt
We have a substantial amount of indebtedness. As of January 31, 2006, our total liabilities were approximately $278 million and our total assets were approximately $449 million. The level of our indebtedness could have important consequences to shareholders, including the following:
•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

•	a substantial portion of our cash flows must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

•	our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and

•	our high degree of indebtedness will make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations.
     If we fail to make required debt payments, or if we fail to comply with other covenants in our debt service agreements, we would be in default under the terms of these and other indebtedness agreements. This may result in the holders of the indebtedness accelerating repayment of this debt.
A significant portion of our revenues are generated from our operations in foreign countries, and we face unique risks related to these operations
Our earnings are significantly impacted by the results of our operations in foreign countries, including, among others, Chile, Mexico, Peru, Italy, Australia and several countries in Africa. In fiscal 2006, approximately 18% of our revenues were generated from international operations. Our foreign operations are subject to certain risks beyond our control, including the following:
•	political, social and economic instability;

•	war and civil disturbances;

•	the taking of property by nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	tariffs, taxes and other trade barriers;

•	exchange controls and limitations on remittance of dividends or other payments to us by our foreign subsidiaries and affiliates; and

•	devaluations and fluctuations in currency exchange rates.
     Some of our contracts are not denominated in dollars, and, other than on a selected basis, we do not engage in foreign currency hedging transactions. Therefore as exchange rates between the U.S. dollar and other currencies fluctuate, the translation effect of such fluctuations may have an adverse effect on our results of operations and financial condition.
     We have mining operations in countries such as Tanzania, Guinea, Chile, Peru and Mexico, which have experienced instability in the past, or may experience instability in the future. The mining industry has in the past been subject to regulation by governments around the world, including the regions in which we have operations, relating to matters such as environmental protection, controls and restrictions on production, and, potentially, nationalization, expropriation or cancellation of contract rights, as well as restrictions on conducting business in such countries. In addition, in our foreign operations, we face operating difficulties, including, but not limited to, political instability, workforce instability, harsh environmental conditions and remote locations. We do not maintain political risk insurance. If adverse events that are beyond our control occur in the areas of our foreign operations, contractual provisions and bilateral agreements between countries may not be sufficient to guard our interests, and our foreign operations may be adversely affected.
The volatility of natural gas prices could have a material adverse effect on our business
Our revenues, profitability and future growth and the carrying value of our gas properties depend to a large degree on prevailing gas prices. Prices for natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for natural gas, uncertainties within the market and a variety of other factors beyond our control. These factors include weather conditions in the United States, the condition of the United States economy, governmental regulation and the availability of alternative fuel sources.
     A sharp decline in the price of natural gas would result in a commensurate reduction in our revenues, income and cash flows from the production of methane gas and could have a material adverse effect on the carrying value of our oil and gas properties. In the event prices fall substantially, we may not be able to realize a profit from our production. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis. These periods have been followed by periods of short supply of, and increased demand for, natural gas. The excess or short supply of crude oil has placed pressures on prices and has resulted in dramatic price fluctuations even during relatively short periods of seasonal market demand.
     Our profitability can vary significantly with fluctuations in the market price of gold as a substantial portion of our mineral exploration business is comprised of drilling for gold
World gold prices have historically fluctuated widely and are affected by numerous factors beyond our control, including:
•	the strength of the United States economy and the economies of other industrialized and developing nations;

•	global or regional political or economic crises;

•	the relative strength of the United States dollar and other currencies;

•	expectations with respect to the rate of inflation;

•	interest rates;

•	sales of gold by central banks and other holders;

•	demand for jewelry containing gold; and

•	speculation.
     Any material decrease in the market price of gold would materially and adversely affect our results of operations and financial condition.
The development of unconventional gas properties is capital intensive and involves numerous risks that may result in a total loss of investment
The business of exploring for and, to a lesser extent, developing and operating unconventional natural gas properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. We intend to make substantial additional investments in our unconventional gas business and intend to aggressively develop our existing properties and seek opportunities to lease additional areas in the Cherokee basin and other areas. Such expansion will require significant capital expenditure. We may drill wells that are unproductive or, although productive, do not produce gas in economic quantities. Acquisition and completion decisions generally are based on subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including, but not limited to, unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, inability to renew leases relating to producing properties, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable.
Our future success depends upon our ability to find, develop and acquire additional unconventional gas reserves that will be commercially viable for production.
The rate of production from unconventional gas properties declines as reserves are depleted. As a result, we must locate and develop or acquire new reserves to replace those being depleted by production. Without successful exploration or acquisition activities, our reserves and revenues from our energy segment will decline. Some of our competitors in the energy business are larger, more established companies with substantially greater resources, and in many instances they have been engaged in the unconventional gas extraction business for longer than we have. These companies may have acquisition and development strategies that are more aggressive than ours and may be able to acquire more unconventional natural gas properties or develop their existing properties much faster than we can. We endeavor to discover new economically feasible gas reserves at least commensurate with the depletion of our existing reserves through production. Our inability to acquire larger reserves of unconventional gas and potential delays in the expansion of our unconventional gas business may prevent us from gaining market share and adversely affect our results of operations and profitability. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities in the future. In addition, drilling activity within a particular area that we lease may be unsuccessful and exploration activities may not lead to commercial discoveries of unconventional natural gas. Further, we may also have to venture into more hostile environments, both politically and geographically, where exploration, development and production of unconventional gas will be more technologically challenging and expensive.
Our bonding capacity may be limited in certain circumstances
A significant portion of our projects requires us to procure a bond to secure performance. With a decreasing number of insurance participants in that market, it may be difficult to find sureties who will continue to provide contract required bonding at acceptable rates. With respect to our joint ventures, our ability to obtain a bond may also depend on the credit and performance risks of our joint venture partners, some of whom may also depend on the credit and performance risks of our joint venture partners, some of whom may not be as financially strong as we are. Our inability to obtain bonding on favorable terms would have a material adverse effect on our business.
We are subject to market fluctuations of certain commodities in connection with the operation of our business
The manufacture of products used in our rehabilitation business is dependent upon the availability of resin, a petroleum-based product. Resin prices have fluctuated on the basis of the prevailing prices of oil and we anticipate that prices will continue to be heavily influenced by the events affecting the oil market. We also purchase a significant amount of steel for use in connection with our water resources, mineral and geoconstruction businesses. In addition, we purchase a significant volume of fuel to operate our trucks and equipment. At present, we do not engage in any type of hedging activities to mitigate the risks of fluctuating market prices for oil, steel or fuel and increases in the price of oil or steel may cause an adverse effect on our cost structure which we may not be able to recover from our customers.
The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings
As of January 31, 2006, our backlog was approximately $237.9 million. There can be no assurance that the revenues projected in our backlog will be realized or, if realized, will result in profits. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog. Reductions in backlog due to cancellation by a customer or scope adjustments adversely affect, potentially to a material extent, the revenue and profit we actually receive from such backlog. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog. Our backlog does not include any awards for work expected to be performed more than three years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.
Our failure to meet the schedule or performance requirements of our contracts could adversely affect us
In certain circumstances, we guarantee contract completion by a scheduled acceptance date. Failure to meet any such schedule could result in additional costs, and the amount of such additional costs could exceed projected profit margins. These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a daily basis. In addition, our actual costs could exceed our projections. Performance problems for existing and future contracts could cause actual results of operations to differ materially from those anticipated by us and could cause us to suffer damage to our reputation within our industry and our client base.
Our dependence on subcontractors could adversely affect us
We rely on third-party subcontractors to complete our projects. To the extent that we cannot engage subcontractors, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for subcontracted services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services were needed.
Our projects expose us to potential professional liability, product liability, warranty and other claims
Any accidents or system failures in excess of insurance limits at locations engineered or constructed by us or where our products are installed or services performed could result in significant professional liability, product liability, warranty and other claims against us. Further, the construction projects we perform expose us to additional risks including cost overruns, equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In addition, once our construction is complete, we may face claims with respect to the work performed.
We may be liable to complete work under our joint venture arrangements
We enter into contractual joint ventures in order to develop joint bids on contracts. The success of these joint ventures depends largely on the satisfactory performance of our joint venture partners of their obligations under the joint venture. Under these joint venture arrangements, we may be required to complete our joint venture partner’s portion of the contract if the partner is unable to complete its portion and a bond is not available. In such case, the additional obligations could result in reduced profits or, in some cases, significant losses for us with respect to the joint venture.
Our drilling and other construction activities are subject to various risks and natural disasters, and resulting losses could have a material adverse effect on us
Our drilling and other construction activities involve operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when we, as is frequently the case, conduct a project on a fixed-price, “turnkey” basis in which we delegate specified functions to subcontractors but remain responsible to the customer for the subcontracted work. Whether or not we or our subcontractor causes an accident, we could be named as a defendant in lawsuits asserting large claims arising from such occurrences. Although we maintain insurance protection that we consider economically prudent, we do not know whether this insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or whether we will be able to continue to obtain this insurance protection in the future at rates that we consider reasonable. A successful claim or damage resulting from a hazard for which we are not fully insured could have a material adverse effect on our business, results of operations, liquidity and financial position. In addition, our business is subject to curtailed or suspended operations as a result of the following:
•	adverse weather conditions;

•	natural disasters;

•	work stoppages;

•	mine closings; and

•	force majeure and other similar events.
     A majority of our projects have fixed prices and assign responsibility to us for project overruns and, as a result, delays in completion of a project due to any of the above mentioned factors could affect our operating results. In addition, the costs of drilling, completing and operating wells could be subject to shortages of or delays in obtaining equipment, supplies, mobilization of rigs and the inadequacy or unavailability of, or other problems with, transportation facilities. This in particular, is a risk related to our foreign rigs that are often located in remote locations with limited infrastructure support. The occurrence of any of these events could have a material adverse impact on our business, results of operations, liquidity and financial position.
We require skilled workers to conduct our operations
Our ability to remain productive, profitable and competitive depends substantially on our ability to retain and attract skilled workers with expert geological and other engineering knowledge and capabilities. The demand for these workers is high and the supply is limited. As of January 31, 2006, approximately 12% of our workforce is unionized and 6 of our 28 collective bargaining agreements will expire within the next 12 months. An inability to attract and retain trained drillers and other skilled employees in the United States and overseas could have a material adverse effect on our business, results of operations, liquidity and financial position.
We will lose business to our competitors if we are not able to demonstrate our technical competence, competitive pricing and reliable performance to potential customers
We face significant competition and a large part of our business is dependent upon obtaining work through a competitive bidding process. In our water resources drilling business and our geoconstruction services business, we compete with many smaller firms on a local or regional level. There are no proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to our company. Our competitors for our turnkey construction services are primarily local and national specialty general contractors. In our mineral exploration business, we compete with a number of drilling companies, the largest being Boart Longyear Group, a private company, and Major Drilling, a Canadian public company. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, and we face challenges in our ability to maintain strong growth rates. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits. Additional competition could adversely affect our business, results of operations, liquidity and financial position.
Our businesses are subject to complex governmental regulations which could have a material adverse affect on our results of operations and financial condition
Our drilling and other construction services are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Our operations are subject to inspection and regulation by various governmental agencies, including the Department of Transportation, Occupational and Safety Health Administration and the Mine Safety and Health Administration of the Department of Labor in the United States, as well as their counterparts in foreign countries. A major risk inherent in drilling and other construction is the need to obtain permits from local authorities. Delays in obtaining permits, the failure to obtain a permit for a project or a permit with unreasonable conditions or costs could have a material adverse effect on our ability to effectively provide our services.
     In addition, these regulations also affect our mining customers and may influence their determination to conduct mineral exploration and development. Future changes in these laws and regulations, domestically or in foreign countries, could cause our customers to incur additional expenses or result in significant restrictions to their operations and possible expansion plans, which in turn could have a material adverse impact on us.
     Our water treatment business is impacted by legislation and municipal requirements that set forth discharge parameters, constrain water source availability and set quality and treatment standards. The success of our groundwater treatment services business depends on our ability to comply with the stringent standards set forth by the regulations governing the industry and our ability to provide adequate design and construction solutions in a cost-effective manner.
     Presently, the exploration, development and production of unconventional natural gas is subject to various types of regulation by local, state, foreign and federal agencies, including laws relating to the environment and pollution. We incur certain capital costs to comply with such regulations and expect to continue to make capital expenditures to comply with these regulatory requirements. In addition, these requirements may prevent or delay the commencement or continuance of a given operation and have a substantial impact on the growth of our coalbed methane business. Legislation affecting the gas industry is under constant review for amendment and expansion of scope and future changes to legislation may impose significant burdens on our business, financial or otherwise. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the gas industry and its individual members, some of which carry substantial penalties and other sanctions for failure to comply. Any increases in the regulatory burden on the gas industry created by new legislation would increase our cost of doing business and, consequently, adversely affect our profitability.
Our business is subject to environmental regulation that could result in substantial costs or liabilities
We are required to comply with foreign, federal, state and local laws and regulations regarding health and safety and the protection of the environment, including those governing the storage, use, handling, transportation, discharge and disposal of hazardous substances in the ordinary course of our operations. We are also required to obtain and comply with various permits under current environmental laws and regulations, and new laws and regulations may require us to obtain and comply with additional permits. We may be unable to obtain or comply with, and could be subject to revocation of, permits necessary to conduct our business. Costs to comply with environmental laws, regulations and permits may be substantial and any failure to comply could result in fines, penalties or other sanctions.
     Various foreign, federal, state and local environmental laws and regulations may impose liability on us with respect to conditions at our current or former facilities, sites at which we conduct or have conducted operations or activities or any third party waste disposal site that we, directly or indirectly, sent hazardous wastes. The costs of investigation or remediation at these sites may be substantial. Environmental laws are complex, change frequently and have tended to become more stringent over time. Compliance with, and liability under, current and future environmental laws, as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation, could have a material adverse effect on our business, results of operations, liquidity and financial position.
We have high deductibles for our health insurance, workers’ compensation insurance and liability insurance
Although we maintain insurance protection that we consider economically prudent for major losses, we have high deductible amounts for each claim under our health insurance, workers’ compensation insurance and liability insurance. Our deductible amount for each health insurance claim, liability insurance and workers’ compensation claim is currently $200,000, $1,000,000 and $1,000,000, respectively. There can be no assurance that we will have adequate funds to cover our deductible obligations or that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which we are not fully insured could have a material adverse effect on us.
Our actual results could differ from the estimates and assumptions that we use to prepare our financial statements
To prepare financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets and liabilities and revenues and expenses and disclosures of contingent assets and liabilities. Areas requiring significant estimates by our management include:
•	contract costs and profits and application of percentage-of-completion accounting and revenue recognition of contract claims;

•	recoverability of inventory and application of lower of cost or market accounting;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and related estimated lives;

•	valuation of assets acquired and liabilities assumed in connection with business combinations; and

•	accruals for estimated liabilities, including litigation and insurance reserves.
Our actual results could differ from those estimates.
We are and will continue to be involved in litigation
We have been and may from time to time be named as a defendant in legal actions claiming damages in connection with drilling or other construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage which occurs in connection with services performed relating to drilling or construction sites. Our contractual disputes normally involve claims relating to the drilling or other construction services we have provided. To date, we have been able to obtain liability insurance for the operation of our business. However, if we sustain damages that materially exceed our insurance coverage or that are not insured, there could be a material adverse effect on our liquidity, which could impair our operations.
If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be negatively impacted
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $57.9 million as of January 31, 2006. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $175.1 million as of January 31, 2006 which are reviewed for impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination would require us to write off a substantial portion of our assets. Such a write-off would negatively affect our earnings.
Difficulties integrating our acquisitions could adversely affect us
From time to time, we have made acquisitions to pursue market opportunities, increase our existing capabilities and expand into new areas of operation. We plan to pursue select acquisitions in the future. If we are unable to complete acquisitions we have identified, our business could be materially adversely affected. In addition, we may encounter difficulties integrating our acquisitions and in successfully managing the growth we expect from the acquisitions. Furthermore, our expansion into new businesses, such as with our Reynolds, Inc. acquisition, may expose us to additional business risks that are different from those we have traditionally experienced. To the extent we encounter problems in identifying acquisition risks or integrating our acquisitions, we could be materially adversely affected. Because we may pursue acquisitions around the world and may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight.
Risks Related To Our Common Stock
Provisions in our organizational documents could prevent or frustrate attempts by shareholders to replace our current management.
Our certificate of incorporation and bylaws contain provisions that could make it more difficult for a third party to acquire us without consent of our board of directors. Our certificate of incorporation provides for a staggered board. Accordingly, shareholders may elect only a minority of our board at any annual meeting, which may have the effect of delaying or preventing changes in management. Our certificate of incorporation requires the affirmative vote of shareholders holding at least 80% of our capital stock to amend the provision in our certificate of incorporation providing for the classification of our directors. In addition, under our certificate of incorporation, our board of directors may issue shares of preferred stock and determine the terms of those shares of stock without any further action by our shareholders. Our issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our board of directors. Our certificate of incorporation also provides that our shareholders may not take action by written consent. Our bylaws require advance notice of shareholder proposals and nominations, and permit only our board of directors, or authorized committee designated by our board of directors, to call a special shareholder meeting. These provisions may have the effect of preventing or hindering attempts by our shareholders to replace our current management. In addition, Delaware law prohibits a corporation from engaging in a business combination with any holder of 15% or more of its capital stock until the holder has held the stock for three years unless, among other possibilities, the board of directors approves the transaction. The board may use this provision to prevent changes in our management. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.
     We have also approved a shareholders’ rights agreement (the “Rights Agreement”) between us and National City Bank, as rights agent. Pursuant to the Rights Agreement, holders of our common stock are entitled to purchase one one-hundredth (1/100) of a share (a “Unit”) of Series A Junior Participating Preferred Stock at a price of $45 per Unit upon certain events. The purchase price is subject to appropriate adjustment for stock splits and other similar events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 25% of our then outstanding common stock, the rights will become exercisable for common stock having a value equal to two times the purchase price of the right. The existence of the Rights Agreement may discourage, delay or prevent a change of control or takeover attempt of our company by a third party that is opposed to by our management and board of directors.
Because we are a relatively small company, we are disproportionately negatively impacted by changes in the securities laws and regulations, which are likely to increase our costs and require additional management resources
The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of that Act, the SEC and the Nasdaq have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, the requirements have taxed a significant amount of management’s and the Board of Directors’ time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers. Because we are a relatively small company, we expect to be disproportionately negatively impacted by these changes in securities laws and regulations which will increase our costs, require additional management resources and may, in the event that we receive anything other than an unqualified report on our internal controls over financial reporting, result in greater difficulty in raising funding for our operations and negatively impact our stock price.
     As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the public accounting firm auditing the company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These reports currently exclude any assessment of the financial controls at the Reynolds, Inc. business, which was acquired on September 28, 2005. We will include Reynolds, Inc. in our evaluation of the design and effectiveness of internal control over financial reporting as of January 31, 2007. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of each fiscal year-end as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. We are a small company with limited resources. The number and qualifications of our finance and accounting staff are limited, and we have limited monetary resources. We experience difficulties in attracting qualified staff with requisite expertise due to the profile of our company and a generally tight market for staff with expertise in these areas. A key risk is that as we complete our evaluation of internal controls each year a material weakness could be identified.
A small number of shareholders own a significant amount of our common stock and have influence over our business regardless of the opposition of other shareholders
A small number of shareholders own in excess of a majority of our outstanding common stock. As of January 31, 2006, approximately 36.5% of our common stock was held by five investors. The interests of these shareholders may not always coincide with our interests or those of our other shareholders. These shareholders, acting together, have significant influence over all matters submitted to our shareholders, including the election of our directors and approval of business combinations, and could accelerate, delay, deter or prevent a change of control of us. These shareholders are able to exercise significant control over our business, policies and affairs.
We are restricted from paying dividends
We have not paid any cash dividends on our common stock since our initial public offering in August 1992, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our current credit arrangements restrict our ability to pay cash dividends.
Item 1B. Unresolved Staff Comments
The Company has no unresolved comments from the Securities and Exchange Commission staff.
Item 2. Properties and Equipment
The Company’s corporate headquarters are located in Mission Woods, Kansas (a suburb of Kansas City, Missouri), in approximately 41,000 square feet of office space leased by the Company pursuant to a written lease agreement which expires December 31, 2008.
     As of January 31, 2006, the Company (excluding foreign affiliates) owned or leased approximately 497 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This includes rigs used primarily in each of its service lines as well as multi-purpose rigs. In addition, as of January 31, 2006, the Company’s foreign affiliates owned or leased approximately 76 drill rigs.
     The Company’s coalbed methane projects consist of working interests in developed and undeveloped properties located in the Cherokee Basin in Kansas and Oklahoma. The Company also owns the gas transportation facilities and equipment that transport the gas produced from its wells.
Natural Gas Reserves
The estimate of natural gas reserves is complex and requires significant judgment in the evaluation of geological, engineering and economic data. The reserve estimates may change substantially over time as a result of additional development activity, market price, production history and viability of production under varying economic conditions. Consequently, significant changes in estimates of existing reserves could occur. The following estimates of reserves and future net revenues as of January 31, 2006 and 2005, were prepared by the independent petroleum engineers, Cawley, Gillespie & Associates, Inc (in MMcf and thousands of dollars):

	2006	2005

Proved developed (MMcf)	19,402	11,888
Proved undeveloped (MMcf)	25,718	14,701

Total proved reserves (MMcf)	45,120	26,589

Estimated future net revenues — pre-tax	$192,235	$74,021

Present value of future net revenues — pre-tax	$120,116	$45,356

Estimated future net revenues represents estimated future revenues to be generated from production of proved reserves, net of estimated production and development costs. The amounts do not include non-property related expenses such as debt service and future income tax expense or depreciation, depletion or amortization. The weighted average year-end spot price used in estimating future net revenues was $7.31 per Mcf. The present value of future net revenues was calculated using the industry standard discount factor of 10%. The pre-tax measure of net revenues is a useful measure for comparison from company to company given the unique tax situation of each individual company. On an after-tax basis the measure would be $79,611,000.
     See the supplementary oil and gas disclosures included in the Consolidated Financial Statements for additional information pertaining to the Company’s natural gas reserves and related information. During fiscal 2006, the Company did not file any reports that included estimates of total proved oil and gas reserves with any federal agency.
Productive Wells, Production and Acreage
As of January 31, 2006, the Company had 207 gross producing wells and 197 net producing wells. The following table sets forth revenues from sales of gas and production costs per Mcf. Revenues are presented net of third party interests.

Fiscal Years Ended January 31,	2006	2005

Revenues	$8.52	$5.74
Lease operating expenses	1.94	2.50
Transportation costs	2.57	1.46
Production and property taxes	0.24	0.20
Gross and net developed and undeveloped acreage were as follows as of January 31, 2006 and 2005:

	Acres
Fiscal Years Ended January 31,	2006	2005

Gross developed	23,187	20,310
Net developed	20,883	15,029
Gross undeveloped	155,716	84,710
Net undeveloped	144,164	64,124
     The gross and net acreage on leases expiring in each of the following five years and thereafter were as follows:

	Gross	Net
	Acres	Acres

2007	32,633	23,346
2008	68,528	66,896
2009	26,953	26,953
2010	1,969	1,969
Thereafter	—	—
Drilling Activity
In connection with the Company’s efforts to develop its unconventional gas activities, 58 gross and net development wells and no exploratory wells were drilled during 2006. As of January 31, 2006, 60 gross and net wells were awaiting completion.
Delivery Commitments
The Company, through its gas pipeline operations, sells its gas production primarily to gas marketing firms at the spot market and under fixed-price delivery contracts. The Company expects current production will be sufficient to meet the requirements under the contracts. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the contracts.
Item 3. Legal Proceedings
The Company is involved in various matters of litigation, claims and disputes which have arisen in the ordinary course of the Company’s business. The Company believes that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 2006.
Item 4A. Executive Officers of the Registrant
Executive officers of the Company are appointed by the Board of Directors or the President for such terms as shall be determined from time to time by the Board or the President, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.
     Set forth below are the name, age and position of each executive officer of the Company.

Name	Age	Position

Andrew B. Schmitt	57	President, Chief Executive Officer and Director

Jeffrey J. Reynolds	39	Executive Vice President and Director

Gregory F. Aluce	50	Senior Vice President and Division President — Water Resources

Eric R. Despain	57	Senior Vice President and Division President — Mineral Exploration

Steven F. Crooke	49	Senior Vice President, Secretary and General Counsel

Jerry W. Fanska	57	Senior Vice President-Finance and Treasurer
Set forth below are the name, age and position of other significant employees of the Company.

Name	Age	Position

Pier L. Iovino	60	Division President — Geoconstruction
Colin B. Kinley	46	Division President — Energy
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
     Jeffrey J. Reynolds became a director and Senior Vice President on September 28, 2005, in connection with the acquisition of Reynolds, Inc. (“Reynolds”) by Layne Christensen. Mr. Reynolds has served as the President of Reynolds, a company which provides products and services to the water and wastewater industries, since 2001, and he continues to serve in this capacity with Reynolds as a subsidiary of the Company. On March 30, 2006, Mr. Reynolds was promoted to an Executive Vice President of the Company.
     Gregory F. Aluce has served as Senior Vice President since April 14, 1998. Since September 1, 2001, Mr. Aluce has also served as President of the Company’s water resource division and is responsible for the Company’s water-related services and products. Mr. Aluce has over 23 years experience in various areas of the Company’s operations.
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
     Steven F. Crooke has served as Vice President, Secretary and General Counsel since May 2001. For the period of June 2000 through April 2001, Mr. Crooke served as Corporate Legal Affairs Manager of Huhtamaki Van Leer. Prior to that, he served as Assistant General Counsel of the Company from 1995 to May 2000. On February 1, 2006, Mr. Crooke was promoted to Senior Vice President, Secretary and General Counsel.
     Jerry W. Fanska has served as Vice President Finance and Treasurer since April 1994. Prior to joining Layne Christensen, Mr. Fanska served as corporate controller of The Marley Company since October 1992 and as its Internal Audit Manager since April 1984. On February 1, 2006, Mr. Fanska was promoted to Senior Vice President Finance and Treasurer.
     Pier L. Iovino has served as President of the Company’s geoconstruction division since September 1, 2001, and is responsi-

ble for the Company’s geoconstruction services. Prior to becoming President of the Company’s geoconstruction division, Mr. Iovino was district manager of the Company’s Boston district, which is included the Company’s geoconstruction operations.
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

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
The Company’s common stock is traded in the over-the-counter market through the NASDAQ National Market System under the symbol LAYN. The stock has been traded in this market since the Company became a publicly-held company on August 20, 1992. The Company has not repurchased any of its common stock during fiscal 2006. The following table sets forth the range of high and low sales prices of the Company’s stock by quarter for fiscal 2006 and 2005, as reported by the NASDAQ National Market System. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions.

Fiscal Year 2006	High	Low

First Quarter	$19.17	$14.72
Second Quarter	23.60	14.41
Third Quarter	26.58	20.20
Fourth Quarter	30.25	19.95

Fiscal Year 2005	High	Low

First Quarter	$15.38	$12.50
Second Quarter	17.10	13.31
Third Quarter	17.92	13.27
Fourth Quarter	20.30	15.71
At March 31, 2006, there were 121 owners of record of the Company’s common stock.
     The Company has not paid any cash dividends on its common stock. Moreover, the Board of Directors of the Company does not anticipate paying any cash dividends in the foreseeable future. The Company’s future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of the Company and such other factors as the Board of Directors may deem relevant, as well as restrictions under the Credit Agreement between the Company and LaSalle Bank National Association, as administrative agent for a group of banks, the Master Shelf Agreement between the Company and Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Security Life of Denver Insurance Company, and other restrictions which may exist under other credit arrangements existing from time to time. The Credit Agreement and the Master Shelf Agreement limit the cash dividends payable by the Company.

Item 6. Selected Financial Data
The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2006, has been derived from the Company’s audited Consolidated Financial Statements. The Company completed various acquisitions in each of the fiscal years, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements or in previously filed Forms 10-K. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company’s consolidated results include the effects of the acquisitions from the date of each acquisition.
During fiscal year 2003, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” and recorded a non-cash charge of $14,429,000, net of income taxes, as a cumulative effect of a change in accounting principle. The Company also sold various operating companies during 2003 and 2004 and classified their results as discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements). The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Fiscal Years Ended January 31,	2006	2005	2004	2003	2002

Income Statement Data (in thousands, except per share data):
Revenues	$463,015	$343,462	$272,053	$255,523	$266,614
Cost of revenues (exclusive of depreciation shown below)	344,628	250,244	196,462	180,351	190,942

Gross profit	118,387	93,218	75,591	75,172	75,672
Selling, general and administrative expense	69,979	60,214	53,920	52,425	53,069
Depreciation, depletion and amortization	20,024	14,441	11,877	13,204	16,711
Other income (expense):
Equity in earnings of affiliates	4,345	2,637	1,398	842	925
Interest	(5,773)	(3,221)	(2,604)	(2,490)	(3,934)
Debt extinguishment costs	—	—	(2,320)	(1,135)	—
Other, net	900	1,220	358	1,694	71

Income from continuing operations before income taxes and minority interest	27,856	19,199	6,626	8,454	2,954
Income tax expense	13,121	9,215	4,265	5,084	1,837
Minority interest	(50)	(17)	—	(188)	(70)

Net income from continuing operations before discontinued operations and cumulative effect of accounting change	14,685	9,967	2,361	3,182	1,047
Gain (loss) from discontinued operations, net of income taxes	(4)	(213)	(1,456)	(2,225)	31
Gain (loss) on sale of discontinued operations, net of income taxes	—	—	1,746	(23)	—

Net income before cumulative effect of accounting change	14,681	9,754	2,651	934	1,078
Cumulative effect of accounting change, net of income taxes	—	—	—	(14,429)	—

Net income (loss)	$14,681	$9,754	$2,651	$(13,495)	$1,078

Basic income (loss) per share:
Net income from continuing operations before discontinued operations and cumulative effect of accounting change	$1.08	$0.79	$0.20	$0.27	$0.09
Income (loss) from discontinued operations, net of income taxes	—	(0.01)	0.02	(0.19)	—

Net income before cumulative effect of accounting change	1.08	0.78	0.22	0.08	0.09
Cumulative effect of accounting change, net of income taxes	—	—	—	(1.22)	—

Net income (loss) per share	$1.08	$0.78	$0.22	$(1.14)	$0.09

Diluted income (loss) per share:
Net income from continuing operations before discontinued operations and cumulative effect of accounting change	$1.05	$0.77	$0.19	$0.26	$0.09
Income (loss) from discontinued operations, net of income taxes	—	(0.02)	0.02	(0.18)	—

Net income before cumulative effect of accounting change	1.05	0.75	0.21	0.08	0.09
Cumulative effect of accounting change, net of income taxes	—	—	—	(1.19)	—

Net income (loss) per share	$1.05	$0.75	$0.21	$(1.11)	$0.09

Balance Sheet Data (in thousands):
Working capital, excluding debt	$69,996	$54,455	$52,406	$37,613	$35,584
Total assets	449,335	245,380	217,327	178,100	202,342
Total debt	128,900	60,000	42,000	32,370	34,357
Total stockholders’ equity	171,626	104,697	93,685	83,373	95,892

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto under Item 8.
Cautionary Language Regarding Forward-Looking Statements
This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “will,” “will be,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various commodities, unanticipated slowdowns in the Company’s major markets, the risks and uncertainties normally incident to the exploration for and development and production of oil and gas, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Management Overview of Reportable Operating Segments
The Company is a multinational company that provides sophisticated drilling and construction services and related products to a variety of markets, as well as being a producer of unconventional natural gas for the energy market. Management defines the Company’s operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the office’s own division. For example, if a water resources division office performed geoconstruction services, the revenues would be recorded in the water resources division rather than the geoconstruction division. Should an office’s primary responsibility move from one division president to another, that office’s results going forward would be reclassified between divisions at that time. The Company’s reportable segments are defined as follows:
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
     With the acquisition of Reynolds in September 2005, the division expanded its capabilities in the areas of the design and build of water and wastewater treatment plants, Ranney collector wells, sewer rehabilitation and water and wastewater transmission lines.
     The division’s operations rely heavily on the municipal sector as approximately 66% of the division’s fiscal 2006 revenues were derived from the municipal market. The municipal sector has been adversely impacted by economic slowdowns in certain regions of the country. Reduced tax revenues can limit spending and new development by local municipalities. Generally, spending levels in the municipal sector lag an economic recovery.
     In certain markets, the Company has experienced reduced spending levels in the municipal market and reduced demand for its services in the industrial markets. The soft markets have increased the competitive challenges for the division as competitors have been very aggressive on pricing. The Company expects activity levels within the water markets to improve. The division is also expanding its water treatment product offerings and expects to see continued growth in water treatment sales in fiscal 2007.
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

     In fiscal 2004, the mineral exploration division experienced the first increase in worldwide exploration spending since 1997, driven primarily by increased gold and base metal prices. The division relies heavily on mining activity in Africa where 45% of total division revenues were generated for fiscal 2006. The Company believes this concentration of risk is mitigated by working for larger international mining companies and the establishment of permanent operating facilities in Africa. Operating difficulties, including but not limited to, political instability, workforce instability, harsh environment, disease and remote locations, all create natural barriers to entry in this market by competitors. The Company believes it has positioned itself as the market leader in Africa and has established the infrastructure to operate effectively. The division expects to experience continued growth next year as mining activity remains strong.
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
Energy Division
This division focuses entirely on exploration and production of unconventional gas properties in the United States. To date this division has been concentrated on projects in the mid-continent region of the United States. Historically, the division also included service businesses in shallow gas and tar sands exploration drilling, conventional oilfield fishing services and coil tubing fishing services. During fiscal 2004, the division’s strategy shifted to focus mainly on resource development rather than providing services to external customers. Accordingly, in January 2004, the division sold its shallow gas and tar sands exploration business and oilfield fishing services. The results of operations for these units have been reclassified to discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements). In fiscal 2006, the division completed its shift in focus to unconventional gas development activities and has reclassified the results of its two small, specialty energy service companies to the “Other” division.
     The expansion of the Company’s energy segment is contingent upon significant cash investments to develop the Company’s unproved acreage. As of January 31, 2006, the Company has invested $55,264,000 in oil and gas related assets and expects to spend approximately $25,000,000 in development activities in fiscal 2007. The production curve for a typical unconventional gas well in the Company’s operating market is generally 15-20 years. Accordingly, the Company expects to earn a return on its investment through proceeds from gas production over the next 15-20 years. However, future revenues and profits will be dependent upon a number of factors including consumption levels for natural gas, commodity prices, the economic feasibility of gas exploration and production and the discovery rate of new gas reserves. The Company has 210 gross producing wells on-line as of January 31, 2006.
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

	Fiscal Years Ended January 31,			Period-to-Period Change
				2006	2005
	2006	2005	2004	vs. 2005	vs. 2004

Revenues:
Water resources	61.2%	57.8%	62.3%	42.8%	17.0%
Mineral exploration	26.8	30.3	25.1	19.1	52.9
Geoconstruction	8.1	10.1	11.5	8.7	10.7
Energy	2.7	1.2	0.1	228.1	*
Other	1.2	0.6	1.0	136.5	(21.6)

Total revenues	100.0%	100.0%	100.0%	34.8	26.2

Cost of revenues (exclusive of depreciation shown below)	74.4%	72.9%	72.2%	37.7	27.4

Gross profit	25.6	27.1	27.8	27.0	23.3
Selling, general and administrative expense	15.1	17.5	19.8	16.2	11.7
Depreciation, depletion and amortization	4.3	4.2	4.4	38.7	21.6
Other income (expense):
Equity in earnings of affiliates	0.9	0.8	0.5	64.8	88.6
Interest	(1.3)	(0.9)	(1.0)	79.2	23.7
Debt extinguishment costs	—	—	(0.8)	*	*
Other, net	0.2	0.3	0.1	(26.2)	240.8

Income from continuing operations before income taxes	6.0	5.6	2.4	45.1	189.8
Income tax expense	2.8	2.7	1.5	42.4	116.1
Minority interest	—	—	—	*	*

Net income from continuing operations	3.2	2.9	0.9	47.3	322.2
Loss from discontinued operations, net of income taxes	—	(0.1)	(0.5)	*	*
Gain (loss) from sale of discontinued operations, net of income taxes	—	—	0.6	*	*

Net income	3.2%	2.8%	1.0%	50.5%	267.9%

* Not meaningful
     Revenues, equity in earnings of affiliates and income from continuing operations before income taxes pertaining to the Company’s operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors. All periods presented have been reclassified to conform to the current presentation. Operating segment revenues and income from continuing operations before income taxes are summarized as follows:

(in thousands)
Fiscal Years Ended January 31,	2006	2005	2004

Revenues
Water resources	$283,337	$198,475	$169,631
Mineral exploration	124,206	104,299	68,218
Geoconstruction	37,659	34,636	31,285
Energy	12,536	3,821	73
Other	5,277	2,231	2,846

Total revenues	$463,015	$343,462	$272,053

Equity in earnings of affiliates
Water resources	$—	$—	$(44)
Mineral exploration	3,506	2,764	1,442
Geoconstruction	839	(127)	—

Total equity in earnings of affiliates	$4,345	$2,637	$1,398

Income (loss) from continuing operations before income taxes and minority interest
Water resources	$22,992	$23,905	$19,271
Mineral exploration	13,947	11,791	2,778
Geoconstruction	5,263	2,488	2,261
Energy	2,891	(1,993)	(1,691)
Other	1,307	(43)	212
Unallocated corporate expenses	(12,771)	(13,728)	(11,281)
Debt extinguishment costs	—	—	(2,320)
Interest	(5,773)	(3,221)	(2,604)

Total income from continuing operations before income taxes and minority interest	$27,856	$19,199	$6,626

Comparison of Fiscal 2006 to Fiscal 2005
Revenues for fiscal 2006 increased $119,553,000, or 34.8%, to $463,015,000 compared to $343,462,000 for fiscal 2005. Revenues were up across all divisions with the main increases in the mineral exploration and water resources divisions including the impact of the acquisition of Reynolds, Inc. (”Reynolds”) that closed on September 28, 2005. A further discussion of results of operations by division is presented below.
     Gross profit as a percentage of revenues was 25.6% for fiscal 2006 compared to 27.1% for fiscal 2005. The decreases in gross profit percentage were primarily the result of reduced margins in the water resources division arising from a change in product mix with the acquisition of Reynolds, higher than expected costs on certain water supply contracts especially in the California market and competitive pricing pressures in Texas. These decreases were partially offset by improved margins in the energy division due to the increased sales of natural gas as a result of increased production and pricing.
     Selling, general and administrative expenses increased to $69,979,000 for fiscal 2006 compared to $60,214,000 for fiscal 2005 (15.1% and 17.5% of revenues, respectively). The increase was primarily related to the acquisition of Reynolds in September 2005, the acquisition of Beylik Drilling and Pump Service, Inc. (“Beylik”) in October 2004, expansion of the Company’s water treatment capabilities and additional accrued incentive compensation expense as a result of improved profitability of the Company.
     Depreciation, depletion and amortization increased to $20,024,000 for fiscal 2006 compared to $14,441,000 for fiscal 2005. The increase was primarily attributable to the increased depreciation associated with the property and equipment purchased in the Reynolds and Beylik acquisitions and increased depletion expense resulting from the increase in production of unconventional gas from the Company’s energy operations.
     Equity in earnings of affiliates increased to $4,345,000 for fiscal 2006 compared to $2,637,000 for fiscal 2005, reflecting increased activity by the Company’s Latin American affiliates and a joint venture in the Geoconstruction division.
     Interest expense increased to $5,773,000 for fiscal 2006 compared to $3,221,000 for fiscal 2005. The increase was a result of an increase in the Company’s average borrowings during the year in conjunction with the financing of Reynolds.
     Other, net was $900,000 for fiscal 2006 and $1,220,000 for fiscal 2005, which primarily related to gains on sales of property and equipment resulting from the Company’s efforts to monetize non-strategic assets.
     The Company’s effective tax rate was 47.1% for the year ended January 31, 2006, compared to 48.0% for the year ended January 31, 2005. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.
Water Resources Division

(in thousands)
Fiscal Years Ended January 31,	2006	2005

Revenues	$283,337	$198,475
Income from continuing operations before income taxes	22,992	23,905
     Water resources revenues increased 42.8% to $283,337,000 for the year ended January 31, 2006, from $198,475,000 for the year ended January 31, 2005. The increase was primarily attributable to the Reynolds and Beylik acquisitions and the division’s water treatment initiatives.
     Income from continuing operations for the water resources division decreased 3.8% to $22,992,000 for the year ended

January 31, 2006, compared to $23,905,000 for the year ended January 31, 2005. The decrease in income from continuing operations was primarily the result of higher than expected costs on certain water supply contracts especially in the California market, competitive pricing pressures in the Texas market and additional costs of approximately $1,100,000 associated with the introduction of membrane technology to the division’s water treatment initiatives.
Mineral Exploration Division

(in thousands)
Fiscal Years Ended January 31,	2006	2005

Revenues	$124,206	$104,299
Income from continuing operations before income taxes	13,947	11,791
Mineral exploration revenues increased 19.1% to $124,206,000 for the year ended January 31, 2006, compared to revenues of $104,299,000 for the year ended January 31, 2005. The increase in revenues was primarily the result of increased exploration activity in the Company’s markets due to higher gold and base metal prices.
     Income from continuing operations for the mineral exploration division increased 18.3% to $13,947,000 for the year ended January 31, 2006, compared to income from continuing operations of $11,791,000 for the year ended January 31, 2005. The improved earnings in the division were primarily due to the increased activity levels noted above and increased earnings by the Company’s Latin American affiliates partially offset by difficult operating conditions in Africa. Equity earnings from the Latin American affiliates were $3,506,000 for fiscal 2006 and $2,764,000 for fiscal 2005. The improvements in earnings for the division were partially offset by increased incentive compensation costs.
Geoconstruction Division

(in thousands)
Fiscal Years Ended January 31,	2006	2005

Revenues	$37,659	$34,636
Income from continuing operations before income taxes	5,263	2,488
Geoconstruction revenues increased 8.7% to $37,659,000 for the year ended January 31, 2006, compared to $34,636,000 for the year ended January 31, 2005. The increase in revenues was primarily attributable to strong sales in the fourth quarter from the Company’s manufacturing operations in Italy.
     The geoconstruction division’s income from continuing operations increased 111.5% to $5,263,000 in fiscal 2006 compared to $2,488,000 in fiscal 2005. The increase in income from continuing operations was attributable to an increase of $966,000 in equity in earnings from a joint venture substantially completed in fiscal 2006, additional earnings from the manufacturing products described above and the settlement of several contract change orders.
Energy Division

(in thousands)
Fiscal Years Ended January 31,	2006	2005

Revenues	$12,536	$3,821
Income (loss) from continuing operations before income taxes	2,891	(1,993)
Energy division revenues increased 228.1% to $12,536,000 for the year ended January 31, 2006 compared to revenues of $3,821,000 for the year ended January 31, 2005. The increase in revenues was primarily attributable to increased production from the Company’s unconventional gas properties and higher natural gas prices.
     The division had income from continuing operations of $2,891,000 for the year ended January 31, 2006, compared to a loss from continuing operations of $1,993,000 for the year ended January 31, 2005. The increase in income was due to the increase in production of unconventional gas and certain overhead cost reductions.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $12,771,000 and $13,728,000 for the years ended January 31, 2006 and 2005, respectively. The decrease for the year was primarily due to lower professional fees for Sarbanes-Oxley requirements, a decrease in incentive related expenses for corporate personnel and charges in the second quarter of the prior year related to the write-down of non-strategic assets of $300,000.
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
     Selling, general and administrative expenses increased to $60,214,000 for fiscal 2005 compared to $53,920,000 for fiscal 2004 (17.5% and 19.8% of revenues, respectively). The dollar increase for the year was primarily related to incremental costs of approximately $2,200,000 associated with the implementation of Sarbanes-Oxley requirements, increased incentive compensation costs as a result of the Company’s increased profitability and increased expenses associated with the Company’s unconventional gas development efforts.
     Depreciation, depletion and amortization increased to $14,441,000 for fiscal 2005 compared to $11,877,000 for fiscal 2004. The increase was the result of increased depletion associated with the expansion of the Company’s energy operations, increased depreciation from new asset additions in the mineral exploration division due to increased demand and in the water resources division primarily from assets purchased in the previously announced Beylik acquisition.

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
Water Resources Division

(in thousands)
Fiscal Years Ended January 31,	2005	2004

Revenues	$198,475	$169,631
Income from continuing operations before income taxes	23,905	19,271
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
     Income from continuing operations for the water resources division increased 24.0% to $23,905,000 for the year ended January 31, 2005, compared to $19,271,000 last year. The increase in income from continuing operations was primarily the combination of increased gross profit associated with the volume increase in revenues and essentially flat selling, general and administrative expenses.
Mineral Exploration Division

(in thousands)
Fiscal Years Ended January 31,	2005	2004

Revenues	$104,299	$68,218
Income from continuing operations before income taxes	11,791	2,778
Mineral exploration revenues increased 52.9% to $104,299,000 for the year ended January 31, 2005, compared to revenues of $68,218,000 for the year ended January 31, 2004. The increase in revenues was primarily the result of increased exploration activity in the Company’s markets due to higher gold and base metal prices.
     Income from continuing operations for the mineral exploration division was $11,791,000 for the year ended January 31, 2005, compared to income from continuing operations of $2,778,000 for the year ended January 31, 2004. The improved earnings in the division were primarily due to the increased activity levels noted above and increased earnings by the Company’s Latin American affiliates. Equity earnings from the Latin American affiliates were $2,764,000 for fiscal 2005 and $1,442,000 for fiscal 2004. The improvements in earnings for the division were partially offset by increased incentive compensation costs and additional depreciation on new asset additions.
Geoconstruction Division

(in thousands)
Fiscal Years Ended January 31,	2005	2004

Revenues	$34,636	$31,285
Income from continuing operations before income taxes	2,488	2,261
Geoconstruction revenues increased 10.7% to $34,636,000 for the year ended January 31, 2005, compared to $31,285,000 for the year ended January 31, 2004. The increase in revenues was primarily attributable to certain larger than normal private sector projects.
     The geoconstruction division’s income from continuing operations increased 10.0% to $2,488,000 in 2005 compared to $2,261,000 in the prior year. The increase in income from continuing operations was attributable to improved profit margins from the larger private sector projects noted above.
Energy Division

(in thousands)
Fiscal Years Ended January 31,	2005	2004

Revenues	$3,821	$73
Income from continuing operations before income taxes	(1,993)	(1,691)
Energy division revenues increased to $3,821,000 for the year ended January 31, 2005, compared to revenues of $73,000 for the year ended January 31, 2004. The increase in revenue resulted from increased production from the Company’s unconventional gas projects in the mid-continent region of the United States.
     The division had a loss from continuing operations of $1,993,000 for the year ended January 31, 2005, compared to a loss from continuing operations of $1,691,000 for the year ended January 31, 2004. The increased loss for the division was the result of increased expenses related to the Company’s development of unconventional gas properties.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $13,728,000 and $11,281,000 for the years ended January 31, 2005 and 2004, respectively. The increase in unallocated corporate expenses was primarily the result of increased costs associated with the Sarbanes-Oxley implementation requirements and higher travel expenses.
Fluctuation in Quarterly Results
The Company historically has experienced fluctuations in its quarterly results arising from the timing of the award and completion of contracts, the recording of related revenues and unanticipated additional costs incurred on projects. The Company’s revenues on large, long-term contracts are recognized on a percentage of completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. A significant number of the Company’s contracts contain fixed prices and assign responsibility to the Company for cost overruns for the subject projects; as a result, revenues and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could affect the Company’s operating results for a particular quarter. Many of the Company’s contracts are also subject to cancellation by the customer upon short notice with limited damages payable to the Company. In addition, adverse weather conditions, natural disasters, force majeure and other similar events can curtail Company operations in various regions of the world throughout the year, resulting in performance delays and increased costs. Moreover, the Company’s domestic drilling and construction activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to project sites; as a result, the Company’s revenues and earnings in its second and third quarters tend to be higher than revenues and earnings in its first and fourth quarters. Accordingly, as a result of the foregoing as well as other factors, quarterly results should not be considered indicative of results to be expected for any other quarter or for any full fiscal year. See the Company’s Consolidated Financial Statements and Notes thereto.
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
     The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $100,000,000 of unsecured notes available to be issued before September 15, 2007. In September 2005, the Company amended the Master Shelf Agreement to increase the notes available to be issued from $60,000,000 to the $100,000,000. At January 31, 2006, the Company has $60,000,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds an unsecured $130,000,000 revolving credit facility (the “Credit Agreement”). The Credit Agreement was amended in September 2005 to increase the revolving loan commitment from $40,000,000 to $130,000,000. At January 31, 2006, the Company had $68,900,000 outstanding under the Credit Agreement. The Company was in compliance with its financial covenants at January 31, 2006 and expects to remain in compliance through the foreseeable future.
     The Company’s working capital as of January 31, 2006, 2005 and 2004, was $69,996,000, $54,455,000 and $52,406,000, respectively. The increase in working capital at January 31, 2006 was primarily attributable to the acquisition of Reynolds, which incrementally increased working capital by approximately $26,000,000. This increase was partially offset by approximately $6,100,000 in accrued purchase price adjustments, an increase in accounts payable due to the timing of payments and higher incentive compensation accruals due to the increased profitability of the Company. As of January 31, 2006, the Company had no material commitments outstanding for capital assets.
     The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2007.

Operating Activities
Cash from operating activities were $40,869,000, $16,954,000 and $4,770,000 for fiscal 2006, 2005 and 2004, respectively. The growth was primarily due to increased earnings and improved management of working capital levels.
Investing Activities
The Company’s capital expenditures of $49,066,000 for fiscal 2006 were directed primarily toward the Company’s expansion into unconventional gas exploration and production. Expenditures related to the Company’s unconventional gas efforts totaled $24,639,000 during fiscal 2006 including the construction of gas pipeline infrastructure near the Company’s development projects. As a part of these expenditures, the Company acquired two unconventional gas projects totaling $4,704,000 and acquired the remaining 25% interest in a gas transportation facility for $1,445,000. The Company’s remaining capital expenditures were directed towards expansion and upgrading of equipment and facilities primarily in the water resources and mineral exploration divisions.
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
     Investing activities for fiscal 2005 include the expansion of the Company’s water resources business through the acquisition of the assets of Beylik for total consideration of $14,743,000 (see Note 2 of the Notes to Consolidated Financial Statements for a discussion of these acquisitions). Additionally, expenditures related to the Company’s unconventional gas efforts totaled $12,089,000 during fiscal 2005 including the construction of gas pipeline infrastructure near the Company’s development projects.
Financing Activities
For the year ended January 31, 2006, the Company borrowed $75,500,000 under its credit facilities primarily for the Reynolds’ acquisition, working capital requirements and to fund capital expenditures. Additionally, proceeds were received from issuance of common stock related to the exercise of stock options. The increase in the exercise of stock options was due to increases in the Company’s stock price and a number of options with impending expiration dates. Financing activities also include payments of $1,080,000 related to the DrillCorp promissory note, which was paid in full in fiscal 2006.
     In fiscal 2005, the Company’s financing activities primarily related to the issuance of $20,000,000 in notes under the Master Shelf Agreement to fund the acquisitions of Beylik and unconventional gas related assets totaling $18,125,000. In addition, the borrowings were used for working capital requirements, capital expenditures and the payment of $1,740,000 for the DrillCorp promissory note.
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

Contractual Obligations and Commercial Commitments
     The Company’s contractual obligations and commercial commitments are as of January 31, 2006, summarized as follows:

(in thousands)		Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Contractual Obligations and Other Commercial Commitments
Credit Agreement	$68,900	$—	$—	$68,900	$—
Senior notes	60,000	—	18,833	34,500	6,667
Operating leases	12,360	4,964	6,757	639	—
Mineral interest obligations	504	108	280	93	23

Total cash contractual obligations	141,764	5,072	25,870	104,132	6,690
Standby letters of credit	8,926	8,926	—	—	—
Asset retirement obligations	526	—	—	—	526

Total contractual obligations and commercial commitments	$151,216	$13,998	$25,870	$104,132	$7,216

The Company expects to meet its contractual cash obligation in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Payments related to the Credit Agreement and senior notes do not include interest payments. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 1.00% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio. Interest is payable on the senior notes at fixed interest rates of 6.05% and 5.40% (see Note 12 of the Notes to Consolidated Financial Statements).
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
     Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements, located in Item 8 of this Form 10-K. We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not all inclusive.
Revenue Recognition – Revenue is recognized on large, long-term contracts using the percentage of completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Revenue is recognized on smaller, short-term contracts using the completed contract method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.
Goodwill and Other Intangibles – The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized over their estimated useful lives, which range from two to 40 years.
     The impairment evaluation for goodwill is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.
     The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.
     The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.
Other Long-lived Assets – In evaluating the fair value and future benefits of long-lived assets, including the Company’s gas transportation facilities and equipment, the Company performs an analysis of the anticipated future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation. The Company believes at this time that the carrying values and useful lives of its long-lived assets continues to be appropriate.
Accrued Insurance Expense – The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a self-insured limit. Estimates are recorded for health and welfare, property and casualty insurance costs that are associated with these programs. These costs are estimated based on actuarially determined projections of future payments under these programs. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.
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
Income Taxes – Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely.
Oil and gas properties and mineral interests – The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized.
     The Company is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties, as adjusted for asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenues at the unescalated prices in effect as of the last day of the period, with effect given to the Company’s fixed-price physical delivery contracts, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.
Reserve Estimates – The Company’s estimates of natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material.

Litigation and Other Contingencies – The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.
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
     The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is included in Note 12 of the Notes to Consolidated Financial Statements of this Form 10-K. As of January 31, 2006, an instantaneous change in interest rates of one percentage point would change the Company’s annual interest expense by $689,000.
     Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The operations are described in Notes 1 and 16 to the Consolidated Financial Statements. The Company’s affiliates also operate in South America and Mexico (see Note 3 of the Notes to Consolidated Financial Statements). The majority of the Company’s contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 13 of the Notes to Consolidated Financial Statements). As of January 31, 2006, the Company held no hedge instruments.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would impact income from continuing operations before income taxes by approximately $270,000, $59,000 and $240,000 for the years ended January 31, 2006, 2005 and 2004, respectively. This represents approximately ten percent of the income from continuing operations of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
     Foreign exchange gains and losses in the Company’s Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company’s Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange losses for the years ended January 31, 2006, 2005 and 2004, were $290,000, $342,000 and $232,000, respectively.
     The Company is also exposed to fluctuations in the price of natural gas, which affect the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical delivery contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of January 31, 2006, the Company held contracts for physical delivery of 1,836,000 million British Thermal Units (“MMBtu”) of natural gas at prices ranging from $7.72 to $9.65 per MMBtu through March 2007. The estimated fair value of such contracts at January 31, 2006 was $2,337,000. The Company generally targets having contracts in place to cover up to 50% of its production.
     We estimate that a 10% change in the price of natural gas would have impacted income from continuing operations before taxes by approximately $336,000 for the year ended January 31, 2006.

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
     Management is also responsible for maintaining a system of internal accounting controls with the objectives of providing reasonable assurance that the Company’s assets are safeguarded against material loss from unauthorized use or disposition, and that authorized transactions are properly recorded to permit the preparation of accurate financial data. However, limitations exist in any system of internal controls based on a recognition that the cost of the system should not exceed its benefits. The Company believes its system of accounting controls, of which its internal auditing function is an integral part, accomplishes the stated objectives.
     The Audit Committee of the Board of Directors, composed of outside directors, meets periodically with management, the Company’s independent accountants and internal auditors to review matters related to the Company’s financial statements, internal audit activities, internal accounting controls and nonaudit services provided by the independent accountants. The independent accountants and internal auditors have full access to the Audit Committee and meet with it, both with and without management present, to discuss the scope and results of their audits, including internal controls, audit and financial matters.

/s/Andrew B. Schmitt	/s/Jerry W. Fanska

Andrew B. Schmitt	Jerry W. Fanska
President and Chief	Senior Vice President and Chief
Executive Officer	Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas
We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries at January 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 14, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/Deloitte & Touche LLP
Deloitte & Touche LLP
Kansas City, Missouri
April 14, 2006

Layne Christensen Company and Subsidiaries
Consolidated Balance Sheets

(in thousands)
ASSETS
January 31,	2006	2005

Current assets:
Cash and cash equivalents	$17,983	$14,408
Customer receivables, less allowance of $5,573 and $4,106, respectively	91,159	54,280
Costs and estimated earnings in excess of billings on uncompleted contracts	36,538	17,143
Inventories	16,663	18,098
Deferred income taxes	11,976	11,664
Income taxes receivable	1,284	1,186
Other	5,975	4,704

Total current assets	181,578	121,483

Property and equipment:
Land	9,486	6,842
Buildings	19,595	14,342
Machinery and equipment	222,531	176,141
Gas transportation facilities and equipment	12,526	6,413
Oil and gas properties	34,308	20,573
Mineral interests in oil and gas properties	8,430	3,671

	306,876	227,982
Less — accumulated depreciation and depletion	(148,751)	(138,526)

Net property and equipment	158,125	89,456

Other assets:
Investment in affiliates	21,741	20,558
Goodwill	57,857	8,025
Other intangible assets	16,948	256
Restricted cash	9,143	—
Deferred income taxes	—	2,931
Other	3,943	2,671

Total other assets	109,632	34,441

	$449,335	$245,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,695	$25,758
Accrued compensation	20,025	14,397
Cash purchase price adjustments	6,120	—
Accrued insurance expense	5,562	5,781
Other accrued expenses	12,212	9,930
Income taxes payable	2,606	3,476
Billings in excess of costs and estimated earnings on uncompleted contracts	21,362	7,686

Total current liabilities	111,582	67,028

Noncurrent and deferred liabilities:
Long-term debt	128,900	60,000
Acquisition escrow obligation	9,143	—
Accrued insurance expense	6,228	8,247
Deferred income taxes	19,555	—
Other	2,301	4,945

Total noncurrent and deferred liabilities	166,127	73,192

Minority interest	—	463

Contingencies
Common stock, par value $.01 per share, 30,000,000 shares authorized, 15,233,472 and 12,618,641 shares issued and outstanding, respectively	152	126
Capital in excess of par value	141,067	90,707
Retained earnings	37,893	23,212
Accumulated other comprehensive loss	(7,442)	(9,067)
Unearned compensation	(44)	(281)

Total stockholders’ equity	171,626	104,697

	$449,335	$245,380

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Income

(in thousands, except per share data)
Years Ended January 31,	2006	2005	2004

Revenues	$463,015	$343,462	$272,053
Cost of revenues (exclusive of depreciation shown below)	344,628	250,244	196,462

Gross profit	118,387	93,218	75,591
Selling, general and administrative expense	69,979	60,214	53,920
Depreciation, depletion and amortization	20,024	14,441	11,877
Other income (expense):
Equity in earnings of affiliates	4,345	2,637	1,398
Interest	(5,773)	(3,221)	(2,604)
Debt extinguishment costs	—	—	(2,320)
Other, net	900	1,220	358

Income from continuing operations before income taxes and minority interest	27,856	19,199	6,626
Income tax expense	13,121	9,215	4,265
Minority interest	(50)	(17)	—

Net income from continuing operations before discontinued operations	14,685	9,967	2,361
Loss from discontinued operations, net of income tax benefit (expense) of $(2), $127, and $215	(4)	(213)	(1,456)
Gain on sale of discontinued operations, net of income taxes of $1,034	—	—	1,746

Net income	$14,681	$9,754	$2,651

Basic income (loss) per share:
Net income from continuing operations	$1.08	$0.79	$0.20
Gain (loss) from discontinued operations, net of income taxes	—	(0.01)	0.02

Net income per share	$1.08	$0.78	$0.22

Diluted income (loss) per share:
Net income from continuing operations	$1.05	$0.77	$0.19
Gain (loss) from discontinued operations, net of income taxes	—	(0.02)	0.02

Net income per share	$1.05	$0.75	$0.21

Weighted average shares outstanding — basic	13,550	12,563	12,202
Dilutive stock options	477	368	211

Weighted average shares outstanding — diluted	14,027	12,931	12,413

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

							Notes
					Accumulated		Receivable
			Capital In		Other		From
	Common Stock		Excess of	Retained	Comprehensive	Unearned	Management
(in thousands, except share data)	Shares	Amount	Par Value	Earnings	Income (Loss)	Compensation	Stockholders	Total

Balance, February 1, 2003	11,852,650	$119	$84,414	$10,807	$(11,922)	$—	$(45)	$83,373
Comprehensive income:
Net income	—	—	—	2,651	—	—	—	2,651
Other comprehensive income:
Change in unrecognized pension liability, net of income taxes of $71	—	—	—	—	112	—	—	112
Foreign currency translation adjustments, net of income taxes of $1,330	—	—	—	—	1,093	—	—	1,093
Change in unrealized loss on available-for- sale investments, net of income taxes of $62	—	—	—	—	98	—	—	98
Change in unrealized loss on swap, net of income taxes of $84	—	—	—	—	134	—	—	134
Change in unrealized gain on exchange contracts, net of income taxes of $539	—	—	—	—	856	—	—	856

Comprehensive income								4,944

Issuance of stock for incentive compensation program	217,504	2	1,701	—	—	—	—	1,703
Issuance of acquisition escrow shares	50,761	—	500	—	—	—	—	500
Issuance of stock upon exercise of options	412,903	4	2,742	—	—	—	—	2,746
Income tax benefit on exercise of options	—	—	402	—	—	—	—	402
Payment of notes receivable	—	—	—	—	—	—	17	17

Balance, January 31, 2004	12,533,818	125	89,759	13,458	(9,629)	—	(28)	93,685
Comprehensive income:
Net income	—	—	—	9,754	—	—	—	9,754
Other comprehensive income:
Change in unrecognized pension liability, net of income tax benefit of $75	—	—	—	—	(118)	—	—	(118)
Foreign currency translation adjustments, net of income tax benefit of $328	—	—	—	—	1,536	—	—	1,536
Change in unrealized gain on exchange contracts, net of income tax benefit of $539	—	—	—	—	(856)	—	—	(856)

Comprehensive income								10,316

Issuance of restricted stock	24,576	—	375	—	—	(375)	—	—
Amortization of unearned compensation	—	—	—	—	—	94	—	94
Issuance of stock upon exercise of options	60,247	1	346	—	—	—	—	347
Income tax benefit on exercise of options	—	—	227	—	—	—	—	227
Payment of notes receivable	—	—	—	—	—	—	28	28

Balance, January 31, 2005	12,618,641	126	90,707	23,212	(9,067)	(281)	—	104,697
Comprehensive income:
Net income	—	—	—	14,681	—	—	—	14,681
Other comprehensive income:
Change in unrecognized pension liability, net of income tax benefit of $1,198	—	—	—	—	1,902	—	—	1,902
Foreign currency translation adjustments, net of income tax expense of $155	—	—	—	—	(277)	—	—	(277)

Comprehensive income								16,306

Cancellation of restricted stock	(5,734)	—	(87)	—	—	67	—	(20)
Amortization of unearned compensation	—	—	—	—	—	170	—	170
Issuance of stock upon acquisition of business	2,222,216	22	45,031	—	—	—	—	45,053
Issuance of stock upon exercise of options	398,349	4	3,320	—	—	—	—	3,324
Income tax benefit on exercise of options	—	—	2,096	—	—	—	—	2,096

Balance, January 31, 2006	15,233,472	$152	$141,067	$37,893	$(7,442)	$(44)	$—	$171,626

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)
Years Ended January 31,	2006	2005	2004

Cash flow from operating activities:
Net income	$14,681	$9,754	$2,651
Adjustments to reconcile net income to cash from operations:
Gain on sale of discontinued operations, net of income taxes	—	—	(1,746)
Loss from discontinued operations, net of income taxes	4	213	1,456
Loss on extinguishment of debt	—	—	2,320
Depreciation, depletion and amortization	20,024	14,441	11,877
Deferred income taxes	6,540	2,806	2,431
Equity in earnings of affiliates	(4,345)	(2,637)	(1,398)
Dividends received from affiliates	1,693	1,386	843
Minority interest	50	17	—
(Gain) loss on disposal of property and equipment	295	(1,744)	(146)
Gain on sale of domestic affiliate	(1,289)	—	—
Gain on sale of investments	—	—	(8)
Changes in current assets and liabilities, (exclusive of effects of acquisitions and disposals):
Increase in customer receivables	(3,139)	(7,983)	(11,352)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(432)	(3,240)	(6,654)
(Increase) decrease in inventories	3,682	(3,428)	(1,909)
(Increase) decrease in other current assets	(866)	939	(377)
Increase in accounts payable and accrued expenses	1,594	11,336	3,481
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	3,534	(1,215)	1,109
Other, net	(1,185)	(722)	1,896

Cash from continuing operations	40,841	19,923	4,474
Cash from (used in) discontinued operations	28	(2,969)	296

Cash from operating activities	40,869	16,954	4,770

Cash flow used in investing activities:
Additions to property and equipment	(24,427)	(15,603)	(10,089)
Additions to gas transportation facilities and equipment	(5,125)	(2,360)	(2,259)
Additions to oil and gas properties	(11,084)	(8,608)	(7,208)
Additions to mineral interests in oil and gas properties	(2,281)	(1,121)	(1,072)
Proceeds from disposal of property and equipment	892	3,214	349
Proceeds from sale of businesses	—	300	18,114
Proceeds from sale of domestic affiliate	2,355	—	—
Acquisition of businesses	(61,542)	(14,743)	(1,150)
Acquisition of gas transportation facilities and equipment	(1,445)	(654)	—
Acquisition of oil and gas properties and mineral interests	(4,704)	(2,728)	—
Proceeds from sale of investment	—	—	167
Investment in joint venture	(69)	(98)	(111)

Cash used in continuing operations	(107,430)	(42,401)	(3,259)
Cash used in discontinued operations	—	—	(2,976)

Cash used in investing activities	(107,430)	(42,401)	(6,235)

Cash flow from financing activities:
Borrowings under revolving credit facilities	335,155	46,900	41,100
Repayments under revolving credit facilities	(266,255)	(48,900)	(39,100)
Issuance of long-term debt	—	20,000	40,000
Repayments of long-term debt	—	—	(32,370)
Prepayment penalty on early extinguishment of debt	—	—	(671)
Debt issuance costs	(605)	—	(160)
Payments on promissory note	(1,080)	(1,740)	(680)
Issuance of common stock	3,324	347	2,746
Payments on notes receivable from management stockholders	—	28	17

Cash from financing activities	70,539	16,635	10,882

Effects of exchange rate changes on cash	(403)	1,618	1,415

Net increase (decrease) in cash and cash equivalents	3,575	(7,194)	10,832
Cash and cash equivalents at beginning of year	14,408	21,602	10,770

Cash and cash equivalents at end of year	$17,983	$14,408	$21,602

See Notes to Consolidated Financial Statements.

(1) Summary of Significant Accounting Policies
Description of Business - Layne Christensen Company and subsidiaries (together, the “Company”) provide drilling and construction services and related products in three principal markets: water resources, mineral exploration and geoconstruction, as well as being a producer of unconventional natural gas for the energy market through its four primary operating divisions (see Note 16). The Company operates throughout North America as well as in Africa, Australia and Europe. Its customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and, to a lesser extent, agribusiness. In mineral exploration, the Company has ownership interest in certain foreign affiliates operating in South America, with facilities in Chile and Peru (see Note 3).
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
     Net foreign currency transaction losses for 2006, 2005 and 2004 were $290,000, $342,000 and $232,000, respectively.
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
Property and Equipment and Related Depreciation - Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $18,003,000, $13,561,000 and $11,847,000 in 2006, 2005 and 2004, respectively. The lives used for the items within each property classification are as follows:

Years

Buildings	15–35
Machinery and equipment	3–10
Gas transportation facilities and equipment	15
Oil and Gas Properties and Mineral Interests - The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Depletion expense was $2,021,000, $880,000 and $30,000 in 2006, 2005 and 2004, respectively.
     The Company is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties, as adjusted for asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%.

Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the last day of the quarter, with effect given to the Company’s fixed-price physical delivery natural gas contracts, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.
Reserve Estimates - The Company’s estimates of natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material.
Goodwill and Intangibles - The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized over their estimated useful lives, which range from two to 40 years.
     The impairment evaluation for goodwill is conducted annually, or more frequently, if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.
     The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.
     The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.
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
Fair Value of Financial Instruments - The carrying amounts of financial instruments including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 2006 and 2005, because of the relatively short maturity of those instruments. See Note 12 for disclosure regarding the fair value of indebtedness of the Company.
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
Derivatives - The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Under SFAS 133, the Company accounts for its unrealized hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in accumulated other comprehensive income in stockholders’ equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives change in fair value, if any, is immediately recognized in operations. In addition, the Company has entered into fixed-price natural gas contracts to manage fluctuations in the price of natural gas. These contracts result in the Company physically delivering gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts (see Note 13 for disclosure regarding the fair value of derivative instruments). The Company does not enter into derivative financial instruments for speculative or trading purposes.
Consolidated Statements of Cash Flows - Highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash equivalents.
The amounts paid for income taxes and interest are as follows:

(in thousands)	2006	2005	2004

Income taxes	$7,399	$3,017	$4,157
Interest	5,547	3,665	1,903
Supplemental Noncash Transactions - In connection with the Beylik acquisition (see Note 2), the Company issued 24,576 shares of restricted common stock during the year ended January 31, 2005. The shares have a fair market value of $375,000 and vest over two years. In 2004, the Company issued 217,504 shares of common stock related to compensation awards.
     In connection with the Reynolds acquisition (see Note 2), the Company issued 2,222,216 shares of common stock during the year ended January 31, 2006. The shares were valued at $45,053,000 based upon a five-day average of the closing price of the stock two days before and two days after the terms of the acquisition were agreed to and publicly announced.
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
Earnings Per Share - Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. Options to purchase 460,231, 310,000 and 313,597 shares have been excluded from weighted average shares in 2006, 2005 and 2004, respectively, as their effect was antidilutive.
Unearned Compensation - Unearned compensation expense associated with the issuance of restricted stock is amortized on a straight-line basis as the restrictions on the stock expire.
Stock-Based Compensation - Stock-based compensation may be accounted for either based on the estimated fair value of the awards at the date they are granted (the “SFAS 123 Method”) or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the “APB 25 Method”). The Company uses the APB 25 Method to account for its stock-based compensation programs (see Notes 14 and 17) and recognized no compensation expense under this method in 2006, 2005 and 2004. Pro forma net income and earnings per share for 2006, 2005 and 2004, determined as if the SFAS 123 Method had been applied, are presented in the following table:

(in thousands,
except per share amounts)	2006	2005	2004

Net income, as reported	$14,681	$9,754	$2,651
Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of income taxes of $428, $260 and $84	(681)	(414)	(134)

Pro forma net income	$14,000	$9,340	$2,517

Net income per share:
Basic — as reported	$1.08	$0.78	$0.22

Basic — pro forma	$1.03	$0.74	$0.21

Diluted — as reported	$1.05	$0.75	$0.21

Diluted — pro forma	$1.00	$0.72	$0.20

Other Comprehensive Loss - Accumulated balances, net of income taxes, of Other Comprehensive Loss are as follows:

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain On	Other
	Translation	Pension	Exchange	Comprehensive
(in thousands)	Adjustment	Liability	Contracts	Loss

Balance, February 1, 2004	$(8,701)	$(1,784)	$856	$(9,629)
Period change	1,536	(118)	(856)	562

Balance, January 31, 2005	(7,165)	(1,902)	—	(9,067)
Period change	(277)	1,902	—	1,625

Balance, January 31, 2006	$(7,442)	$—	$—	$(7,442)

Reclassifications - Certain 2005 and 2004 amounts have been reclassified to conform with the 2006 presentation.

(2) Acquisitions
On September 28, 2005 (the “Closing Date”), the Company acquired 100% of the outstanding stock of Reynolds, Inc. (“Reynolds”), a privately held company and a major supplier of products and services to the water and wastewater industries. The acquisition will expand the capabilities of the Company’s Water Resources division in the areas of water and wastewater infrastructure. Reynolds’ primary service lines include design and building of water and wastewater treatment plants, water and wastewater transmission lines, cured in place pipe (“CIPP”) services for sewer rehabilitation, water supply wells and Ranney collector wells.
     The purchase price for Reynolds was $112,356,000, consisting of $60,000,000 cash, 2,222,216 shares of Layne common stock (valued at $45,053,000), cash purchase price adjustments of $6,120,000 (to be paid in future periods) and costs of $1,183,000. Layne common stock was valued in the transaction based upon a five-day average of the closing price of the stock two days before and two days after the terms of the acquisition were agreed to and publicly announced. The cash purchase price adjustments consist primarily of an adjustment to be paid based on the amount by which working capital at the Closing Date exceeded a threshold amount established in the purchase agreement. This amount will be paid to the Reynolds shareholders based on the collection of certain contract retainage amounts beginning twenty four months following the Closing Date. Of the cash and stock consideration, $9,000,000 and 333,333 shares of Layne common stock were placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement (the “Escrow Fund”). The Escrow Fund will be released to the Reynolds shareholders twenty four months following the Closing Date, subject to any pending claims. The cash portion of the Escrow Fund and related obligation to the Reynolds’ shareholders are recorded in the Company’s consolidated balance sheet as “Restricted cash” and “Acquisition escrow obligation”.
     In addition, there is contingent consideration up to a maximum of $15,000,000 (the “Earnout Amount”), which is based on Reynolds operating performance over a period of thirty-six months following the Closing Date (the “Earnout Period”). The Earnout Payment is based on a multiple of Reynolds’ earnings before interest, taxes, depreciation and amortization which exceed a threshold amount during the Earnout Period. If earned, the contingent payment will be paid 60% in cash and 40% in Layne common stock, subject to stockholder approval of the shares to be issued, if required. Any shares not approved for issuance will be paid in cash. Any portion of the Earnout Amount which is ultimately paid will be accounted for as additional purchase consideration.
     The purchase price has been allocated based on the fair value of the assets and liabilities acquired, determined based on Reynolds’ historical cost basis of assets and liabilities, appraisals and other analyses. Such amounts may be subject to revision as Reynolds is integrated into the Company and the revisions may be significant and will be recorded by the Company as further adjustments to the purchase price allocation.
     Based on the Company’s allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position:

(in thousands)

Working capital	$20,998
Property and equipment	40,508
Goodwill	49,832
Tradenames	16,000
Other intangible assets	586
Deferred income taxes	(15,568)

Total purchase price	$112,356

     The results of operations of Reynolds have been included in the Company’s consolidated Statements of Income as of the Closing Date. Assuming Reynolds had been acquired as of the beginning of the period, the unaudited pro forma consolidated revenues, net income from continuing operations, net income and net income per share would have been as follows:

(in thousands, except per share data)	2006	2005

Revenues	$600,781	$520,423
Net income from continuing operations	17,945	11,769
Net income	17,941	11,556
Basic earnings per share from continuing operations	$1.19	$0.80

Diluted earnings per share from continuing operations	$1.16	$0.78

Basic earnings per share	$1.19	$0.78

Diluted earnings per share	$1.16	$0.76

     The pro forma information provided above are not necessarily indicative of the results of operations that would actually have resulted if the acquisition were made as of those dates or of results that may occur in the future.
     In October 2005, the Company purchased the remaining 25% working interest in various gas wells, saltwater disposal wells and a pipeline from Colt Natural Gas LLC and Colt Pipeline LLC (“Colt”), which are affiliates of a working interest partner, for $6,149,000 in cash. An additional $257,000 is payable by the Company upon satisfaction of certain conditions by Colt. The acquisition furthers the Company’s expansion of its energy presence in the mid-continent region of the United States. The acquisition did not have a significant effect on the Company’s results of operations or cash flows and had the following effect on the Company’s consolidated financial position:

(in thousands)

Mineral interest in oil and gas properties	$2,479
Oil and gas properties	2,428
Gas transportation facilities and equipment	987
Minority interest	512

Total purchase price	$6,406

     The Company made two acquisitions in March and June 2005 to broaden its membrane technologies capabilities. The total purchase price for the acquisitions was $453,000, which consisted of cash payments of $359,000 and a note payable to the shareholder of one of the entities. The acquisitions did not have a significant effect on the Company’s results of operations or cash flows and had the following effect on the Company’s consolidated financial position:

(in thousands)

Working capital	$(10)
Property and equipment	84
Other intangible assets	379

Total purchase price	$453

     On October 1, 2004, the Company acquired substantially all the assets of Beylik Drilling and Pump Service, Inc. (“Beylik”), a water drilling business located in California, for cash of $13,750,000 plus acquisition costs of $993,000. In conjunction with the Company’s current California locations, the acquisition significantly strengthened the Company’s water resources presence on the West Coast. Based on the Company’s allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position:

(in thousands)

Property and equipment	$8,383
Inventories	658
Costs and estimated earnings in excess of billings on uncompleted contracts	126
Goodwill	5,576

Total purchase price	$14,743

     In September 2004, the Company purchased 75% of various gas wells, saltwater disposal wells and a pipeline from Colt. As consideration for the purchase, the Company paid approximately $2,382,000 in cash. Concurrent with the acquisition, the Company contributed the acquired pipeline assets and $685,000 of existing gas gathering assets to a newly formed pipeline company, owned 75% by the Company and 25% by the working interest partner. The Company consolidated the newly formed entity and accordingly recorded an initial minority interest liability of $446,000.
     In April 2004, the Company acquired the remaining 50% working interest in oil and gas properties, including mineral interests, held by GLNA LLC, a working interest partner under an August 2002 development agreement for $1,000,000 cash and forgiveness of approximately $489,000 in joint interest receivables from such partner.
     The September and April acquisitions furthered the Company’s expansion of its energy presence in the mid-continent region of the United States. The acquisitions did not have significant effect on the Company’s results of operations or cash flows and had the following effect on the Company’s consolidated financial position:

(in thousands)

Gas transportation facilities and equipment	$654
Mineral interest in oil and gas properties	1,110
Oil and gas properties	2,107

Total purchase price	$3,871

(3) Investments in Affiliates
The Company’s investments in affiliates are carried at the Company’s equity in the underlying net assets plus an additional $4,607,000 as a result of purchase accounting. This additional amount was being amortized over lives ranging from 20 to 35 years. However, amortization was ceased effective February 1, 2002 upon adoption of SFAS No. 142. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows at January 31, 2006:

Owned

Christensen Chile, S.A. (Chile)	49.99%
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	49.75
Boyles Bros. Diamantina, S.A. (Chile)	29.49
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boytec, S.A. (Panama)	49.99
Plantel Industrial S.A. (Chile)	50.00
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)	49.99
Geoductos Chile, S.A. (Chile)	50.00
Mining Drilling Fluids	25.00
     In May 2004, the Company entered into a corporate joint venture with Nicholson Construction Company to complete a construction project. The Company invested $200,000 to acquire 50% ownership in the joint venture.
     Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates as of January 31, 2006, 2005 and 2004, and for the years then ended, was as follows:

(in thousands)	2006	2005	2004

Current assets	$36,937	$34,402	$28,663
Noncurrent assets	28,866	24,552	24,137
Current liabilities	17,178	17,208	13,588
Noncurrent liabilities	5,211	3,391	4,219
Revenues	103,735	86,661	58,601
Gross profit	18,003	14,056	9,103
Operating income	10,828	7,966	4,110
Net income	9,452	5,902	3,268
     The Company had transactions and balances with its affiliates that resulted in the following amounts being included in the Consolidated Financial Statements as of January 31, 2006, 2005 and 2004, and for the years then ended:

(in thousands)	2006	2005	2004

Accounts receivable	$—	$202	$—
Revenues	302	955	336
     Undistributed equity in earnings of the affiliates totaled $7,096,000, $4,870,000 and $3,419,000 as of January 31, 2006, 2005 and 2004, respectively.

     In September 2002, the Company invested in a joint venture with a privately-held limited partnership to develop a water storage bank on property located in California. The Company invested $1,059,000 to acquire 10% ownership in the joint venture. The investment was accounted for using the equity method until June 2003 as the Company exercised significant influence over the joint venture through a management contract. After June 2003, the investment was accounted for using the cost method as the management contract terminated and the Company no longer exercised significant influence over the joint venture. The investment was sold in October 2005 resulting in a gain of $1,289,000, which was recorded as “Other income” in the statement of income.
(4) Discontinued Operations
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
     In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for Layne Canada and Toledo have been classified as discontinued operations. Revenues and income (loss) from discontinued operations before income taxes for 2006, 2005 and 2004 were as follows:

(in thousands)	2006	2005	2004

Revenues:
Canada	$—	$—	$20,083
Toledo	—	—	2,701

Total	$—	$—	$22,784

Income (loss) from discontinued operations before income taxes:
Canada	$(9)	$(295)	$(473)
Toledo	7	(45)	(1,273)
Other	—	—	75

Total	$(2)	$(340)	$(1,671)

(5) Goodwill and Other Intangible Assets
     Goodwill and other intangible assets consist of the following as of January 31:

	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amount

Goodwill (non tax deductible)	$57,857	$—	$8,025	$—

Other amortizable intangible assets
Tradenames	$16,000	$(204)	$—	$—
Customer-related	227	(34)	—	—
Patents	359	(40)	—	—
Non-competition agreements	379	(58)	—	—
Other	730	(411)	616	(360)

Total amortizable intangible assets	$17,695	$(747)	$616	$(360)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 30 years. Total amortization expense for other intangible assets was $387,000, $43,000 and $28,000 in 2006, 2005 and 2004, respectively. Aggregate amortization expense as of January 31, 2006 was $747,000. Amortization expense for the subsequent five fiscal years is estimated as follows:

(in thousands)

2007	$980
2008	966
2009	834
2010	754
2011	656
     The carrying amount of goodwill attributed to each operating segment with goodwill balances follows:

	Geo-		Water
(in thousands)	Construction	Energy	Resources	Total

Balance, February 1, 2004	$1,499	$950	$—	$2,449
Additions	—	—	5,576	5,576

Balance, January 31, 2005	1,499	950	5,576	8,025
Additions	—	—	49,832	49,832

Balance, January 31, 2006	$1,499	$950	$55,408	$57,857

(6) Other Income (Expense)
     Other income (expense) consisted of the following for the years ended January 31:

(in thousands)	2006	2005	2004

Gain (loss) from disposal of property and equipment	$(295)	$1,744	$146
Gain from sale of investments	—	—	8
Gain on sale of domestic affiliate	1,289	—	—
Exchange losses	(290)	(342)	(232)
Miscellaneous, net	196	(182)	436

Total	$900	$1,220	$358

     The gains from disposals of property and equipment in 2006 and 2005 relate to the Company’s efforts to monetize non-strategic assets as well as gains from disposals in the ordinary course of business. In October 2005, the Company sold its investment in a joint venture to develop a water bank for a gain of $1,289,000 (see Note 3).
     The gain from disposal of property and equipment in 2004 includes gains of approximately $1,419,000 as a result of a Company initiative to monetize excess property and equipment, as well as gains from disposals in the ordinary course of business. These gains were reduced by a $1,800,000 write-down of the Company’s former Christensen Products plant to reflect current estimates of net realizable value.
(7) Severance Costs
During the second quarter of 2004, the Company announced involuntary workforce reductions of 189 employees. The actions were primarily necessary to align the Company’s cost structure with current market conditions. As of July 31, 2003, the Company had notified all applicable employees affected by these actions. The Company recorded severance and benefit charges of approximately $530,000 related to these actions in the second quarter of 2004 in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The severance costs are recorded in the Company’s Consolidated Statements of Income as selling, general and administrative expenses for the year ended January 31, 2004. A reconciliation of the severance costs by segment follows:

(in thousands)	2004

Water resources	$90
Mineral exploration	289
Energy	25
Corporate	126

Total	$530

     As of January 31, 2006, the Company had paid all costs associated with these workforce reductions.
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
(8) Costs and Estimated Earnings on Uncompleted Contracts:

(in thousands)	2006	2005

Costs incurred on uncompleted contracts	$441,473	$95,347
Estimated earnings	102,947	47,560

	544,420	142,907
Less: Billings to date	529,244	133,450

Total	$15,176	$9,457

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$36,538	$17,143
Billings in excess of costs and estimated earnings on uncompleted contracts	(21,362)	(7,686)

Total	$15,176	$9,457

The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2006 and 2005, the Company held unbilled contract retainage amounts of $19,350,000 and $3,410,000, respectively.
(9) Income Taxes
Income (loss) from continuing operations before income taxes is as follows:

(in thousands)	2006	2005	2004

Domestic	$21,039	$13,234	$9,060
Foreign	6,817	5,965	(2,434)

Total	$27,856	$19,199	$6,626

Components of income tax expense are as follows:

(in thousands)	2006	2005	2004

Currently due:
U.S. federal	$3,536	$438	$940
State and local	462	16	363
Foreign	3,785	5,174	2,034

	7,783	5,628	3,337

Deferred:
U.S. federal	4,100	3,995	2,651
State and local	372	848	(51)
Foreign	866	(1,256)	(1,672)

	5,338	3,587	928

Total	$13,121	$9,215	$4,265

     Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company’s assets and liabilities. The sources of these differences and their cumulative tax effects are as follows:

(in thousands)		2006			2005
	Assets	Liabilities	Total	Assets	Liabilities	Total

Contract income	$3,041	$—	$3,041	$3,419	$—	$3,419
Inventories	1,852	(306)	1,546	2,180	(213)	1,967
Accrued insurance expense	2,254	—	2,254	1,718	—	1,718
Bad debts	2,243	—	2,243	1,671	—	1,671
Employee compensation	1,339	—	1,339	1,369	—	1,369
Tax loss carryforward	—	—	—	695	—	695
Alternative minimum tax credit	474	—	474	121	—	121
Other	1,662	(583)	1,079	1,637	(933)	704

Total current	12,865	(889)	11,976	12,810	(1,146)	11,664

Cumulative translation adjustment	5,124		5,124	5,179	—	5,179
Buildings, machinery and equipment	204	(15,509)	(15,305)	91	(5,002)	(4,911)
Gas transportation facilities and equipment	—	(1,297)	(1,297)	—	(1,156)	(1,156)
Mineral interests and oil and gas properties	—	(7,681)	(7,681)	—	(4,687)	(4,687)
Other intangible assets	617	(6,465)	(5,848)	—	—	—
Tax deductible goodwill	3,533	—	3,533	4,405	—	4,405
Accrued insurance expense	2,723	—	2,723	3,503	—	3,503
Pension	600	(1,457)	(857)	1,726	(1,184)	542
Unremitted foreign earnings	—	(1,302)	(1,302)	—	(924)	(924)
Tax loss carryforward	176	—	176	83	—	83
Other	1,401	(222)	1,179	1,037	(140)	897

Total noncurrent	14,378	(33,933)	(19,555)	16,024	(13,093)	2,931

Total	$27,243	$(34,822)	$(7,579)	$28,834	$(14,239)	$14,595

     The Company has several Australian and African subsidiaries which have generated tax losses. The majority of these losses have been utilized to reduce the Company’s federal and state income tax liabilities. The Company has certain state tax loss carryforwards totaling $3,800,000 that expire between 2013 and 2021. The Company has an alternative minimum tax (AMT) credit that can be carried forward to reduce federal taxes in future years. The carryforward period is unlimited.
     As of January 31, 2006, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $12,500,000 for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.
     Deferred income taxes were provided on undistributed earnings of certain foreign affiliates where the earnings are not considered to be invested indefinitely. Income taxes and foreign withholding taxes were also provided on dividends received and gains recognized on the sale of certain affiliates during the year.
     A reconciliation of the total income tax expense to the statutory federal rate is as follows:

	2006		2005		2004
		Effective		Effective		Effective
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Income tax at statutory rate	$9,750	35.0%	$6,720	35.0%	$2,253	34.0%
State income tax, net	542	1.9	562	2.9	230	3.5
Difference in tax expense resulting from:
Nondeductible expenses	593	2.1	475	2.5	429	6.5
Taxes on foreign affiliates	(422)	(1.5)	(446)	(2.3)	(163)	(2.5)
Taxes on foreign operations	2,641	9.5	2,171	11.3	1,251	18.9
Other, net	17	0.1	(267)	(1.4)	265	4.0

	$13,121	47.1%	$9,215	48.0%	$4,265	64.4%

The Company’s federal income tax returns for the years ended January 31, 2000 and 2001 have been examined and the January 31, 2002 and 2003 returns are currently under examination by the Internal Revenue Service (“IRS”). The Company has received notices of proposed adjustment with respect to losses of certain non-U.S. subsidiaries. The adjustments resulted from an inadvertent failure to file an election form with respect to the losses and annual certification statements with respect to multiple subsidiaries. The Company has recently obtained a favorable private letter ruling from the IRS granting an extension of time to file the election and certification forms and accordingly the proposed adjustments will be withdrawn. Additionally, the Company is routinely involved in state, local and foreign jurisdiction income tax audits. Such audits are not expected to have a material effect on the Company’s Consolidated Financial Statements.
(10) Operating Leases
Future minimum rental payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year from January 31, 2006, are as follows:

(in thousands)

2007	$4,963
2008	3,535
2009	2,407
2010	815
2011	639
Thereafter	—
     Operating leases are primarily for automobiles, light trucks, and office and shop facilities. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $14,603,000, $11,992,000 and $12,383,000 in 2006, 2005 and 2004, respectively.
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
     The following table sets forth the plan’s funded status as of December 31, 2005 and 2004 (the measurement dates) and the amounts recognized in the Company’s Consolidated Balance Sheets at January 31, 2006 and 2005:

(in thousands)	2006	2005

Benefit obligation at beginning of year	$8,087	$7,367
Service cost	—	—
Interest cost	436	438
Actuarial loss	(159)	649
Benefits paid	(397)	(367)

Benefit obligation at end of year	7,967	8,087

Fair value of plan assets at beginning of year	7,050	6,182
Actual return on plan assets	455	547
Employer contribution	1,000	688
Benefits paid	(397)	(367)

Fair value of plan assets at end of year	8,108	7,050

Funded status	140	(1,037)
Unrecognized actuarial loss	2,619	3,100
Contributions between measurement date and year-end	250	250

Net amount recognized	$3,009	$2,313

     Amounts recognized in the Company’s Consolidated Balance Sheets at January 31, 2006 and 2005 consist of:

(in thousands)	2006	2005

Prepaid benefit cost	$3,009	$2,313
Accrued benefit liability	—	(3,100)
Accumulated other comprehensive loss	—	3,100

Net amount recognized	$3,009	$2,313

     Net periodic pension cost for 2006, 2005 and 2004 includes the following components:

(in thousands)	2006	2005	2004

Service cost	$74	$66	$210
Interest cost	436	438	421
Expected return on assets	(484)	(486)	(414)
Net amortization	278	207	190

Net periodic pension cost	$304	$225	$407

     The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset (if applicable). The unrecognized pension cost has been recorded as a charge to consolidated stockholders’ equity after giving effect to the related future tax benefit.
     The weighted average assumptions used to determine the benefit obligation and the net periodic pension cost for the years ending January 31, 2006, 2005 and 2004, are as follows:

	2006	2005	2004

Discount rate	5.67%	5.50%	6.00%
Expected long-term return on plan assets	7.0%	7.5%	7.5%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A
Market-related value of assets	N/A	N/A	N/A
Expected return on assets	Smoothed value	Smoothed value	Smoothed value

The estimated long-term rate of return on assets was developed based on the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Benefit level assumptions for 2006, 2005 and 2004 are based on fixed amounts per year of credited service.
     The percentage of the fair value of total plan assets for each major category of plan assets as of the measurement date follows:

	As of December 31,
	2005	2004

Equity securities	68%	62%
Debt securities	32	37
Cash and cash equivalents	—	1

Total	100%	100%

     The Company’s investment policy includes the following asset allocation guidelines, which were effective for both periods presented:

	Normal	Policy
	Weighting	Range

Equity securities	60%	40-70%
Debt securities	35	20-60
Cash and cash equivalents	5	0-15
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
     The Company contracts with a financial institution to provide investment management services. Full discretion in portfolio investments is given to the investment manager subject to the asset allocation guidelines and the following additional guidelines:
•	Equity Securities - Allowable equity securities include common stocks listed on any U.S. stock exchange or over-the-counter common stocks, preferred and convertible securities. The equity holdings of any single issuer should aggregate to no more than 10% of the total market value of the Plan.

•	International Securities - Allowable international securities include common stocks, preferred stocks, warrants, convertible securities, as well as government and corporate debt securities.

•	Mutual Funds - Mutual funds may be utilized for investments in fixed income, equity and international securities to enhance diversification and performance.

•	Fixed Income Securities - Allowable fixed income securities include U.S. Treasury securities, U.S. Agency securities and corporate bonds. All fixed income securities shall be rated “A” or better at the time of purchase. No fixed income security shall continue to be held if its rating falls below “BBB.” The securities of any single issuer, with the exception of U.S. Treasuries and Agencies, should aggregate to no more than 10% of the total market value of the Plan. The fixed income segment of the portfolio will generally have an intermediate average maturity (five to ten years) and a maximum permitted maturity for an individual issue of fifteen years.
     The Company’s policy with respect to funding the qualified pension plan is to fund at least the minimum required by ERISA and not more than the maximum deductible for tax purposes. No contribution is expected to be required by ERISA for the January 1 to December 31, 2006 plan year. The Company expects calendar year 2006 contributions to the plan will be approximately $1,000,000.
     The estimated benefit payments expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

(in thousands)

2007	$390
2008	397
2009	412
2010	422
2011	438
2012-2016	2,897
     The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability as of January 31, 2006 and 2005, respectively. The amounts recognized in the Company’s Consolidated Balance Sheets at January 31, 2006 and 2005, were $1,554,000 and $1,359,000. Net periodic pension cost of the supplemental retirement benefits for 2006, 2005 and 2004 include the following components:

(in thousands)	2006	2005	2004

Service cost	$120	$98	$100
Interest cost	75	71	67

Net periodic pension cost	$195	$169	$167

The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $2,009,000, $1,530,000 and $1,368,000 in 2006, 2005 and 2004, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.
     The Company’s salaried and certain hourly employees participate in Company-sponsored, defined contribution plans. Total expense for the Company’s portion of these plans was $2,588,000, $2,061,000 and $1,576,000 in 2006, 2005 and 2004, respectively.
     In January 2006, the Company initiated a deferred compensation plan for certain management employees. Participants may elect to defer up to 25% of their salaries and beginning in January 2007, up to 50% of their bonuses to the plan. Company matching contributions, and the vesting period of those contributions are established at the discretion of the Company. Employee deferrals are vested at all times. The total amount deferred, including Company matching for 2006 is $59,000.
(12) Indebtedness
On July 31, 2003, the Company entered into an agreement (“Master Shelf Agreement”) whereby it could issue up to $60,000,000 in unsecured notes. Upon closing, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000 beginning July 31, 2008. Proceeds from the issuance were used to refinance borrowings outstanding under the Company’s previous term loan and revolving credit facility. The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000 beginning September 29, 2009. Proceeds of the issuance were used to finance the acquisition of Beylik and general corporate purposes. Concurrent with the acquisition of Reynolds, the Company amended the Master Shelf Agreement to increase the amount of senior notes available to be issued from $60,000,000 to $100,000,000, thus, creating an available facility amount of $40,000,000, and reinstated and extended the available issuance period to September 15, 2007.
     Also, concurrent with the acquisition of Reynolds, the Company expanded its existing revolving credit facility with LaSalle Bank National Association, as Administrative Agent, and a group of additional banks by entering into an Amended and Restated Loan Agreement (the “Credit Agreement”) with LaSalle Bank National Association, as Administrative Agent and as Lender (the “Administrative Agent”), and the other Lenders listed therein (the “Lenders”), which increased the Company’s revolving loan commitment from $40,000,000 to $130,000,000, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). Approximately $80 million of the facility was used to pay the cash portion of the acquisition of Reynolds and refinance the outstanding borrowings under the previous credit agreement. The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.00% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable September 24, 2010. On January 31, 2006, there were letters of credit of $8,926,000 and borrowings of $68,900,000 outstanding on the Credit Agreement resulting in available capacity of $52,174,000.
     The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of January 31, 2006.
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
     Maximum borrowings outstanding under the Company’s then-existing credit agreements during 2005 and 2004 were $64,000,000 and $42,000,000, respectively, and the average outstanding borrowings were $50,250,000 and $37,838,000, respectively. The weighted average interest rates were 5.8% and 5.7%, respectively.
     Loan costs incurred for securing long-term financing are amortized using a method that approximates the effective interest method over the term of the respective loan agreement. Amortization of these costs for 2006, 2005 and 2004 was $96,000, $61,000 and $205,000, respectively. Amortization of loan costs is included in Interest expense in the Consolidated Statements of Income.

     Debt outstanding as of January 31, 2006 and 2005, whose carrying value approximates fair market value, was as follows:

(in thousands)	2006	2005

Long-term debt:
Credit Agreement	$68,900	$—
Senior Notes	60,000	60,000

Total long-term debt	$128,900	$60,000

     As of January 31, 2006, debt outstanding will mature as follows:

(in thousands)

2007	$—
2008	—
2009	13,333
2010	20,000
2011	88,900
Thereafter	6,667
(13) Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of January 31, 2006, the Company had committed to deliver 1,836,000 million British Thermal Units (“MMBtu”) of natural gas through March 2007. The prices on these contracts range from $7.72 to $9.65 per MMBtu.
     The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at January 31, 2006 was $2,337,000.
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
     During the year, the Company held option contracts to hedge the risks associated with forecasted Australian dollar denominated costs in its African operations. As of January 31, 2006, the option contracts were no longer outstanding. The contracts settled in various increments through January 2006 with aggregate losses of $127,000. The hedging losses were recognized during 2006 as the forecasted transactions being hedged occurred and were recorded primarily in cost of revenues in the Company’s Consolidated Statements of Income.
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
     The Company also has stock option plans that provide for the granting of options to purchase up to an aggregate of 1,250,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2006, there are no shares available to be granted under the plans.
     Significant option groups outstanding at January 31, 2006, and related price and life information follows:

				Remaining
Grant	Options	Options	Exercise	Life
Date	Outstanding	Exercisable	Price	(Months)

4/97	3,264	3,264	$11.400	15
2/98	125,000	125,000	14.000	24
4/98	5,144	5,144	10.290	27
4/99	15,125	15,125	4.125	39
4/99	159,625	159,625	5.250	39
2/00	3,500	3,500	5.500	49
4/00	23,527	23,527	3.495	51
8/00	2,500	2,500	5.125	55
6/04	35,000	35,000	16.600	102
6/04	267,802	66,955	16.650	102
6/05	16,000	16,000	17.540	114
9/05	250,000	—	23.050	118
1/06	210,231	—	27.870	121

	1,116,718	455,640

     All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of five to ten years from the date of grant and generally vest ratably over periods of four to five years. For purposes of pro forma disclosure, the weighted average fair value at the date of grant for options granted during 2006 and 2005 were $10.47 and $9.09 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model. The fair values are based on an expected life ranging from six to ten years, no dividend yield, a weighted average interest rate of between 3.97% and 4.6% and assumed volatility of 34%.

	Shares Under Option		Shares Exercisable
		Weighted		Weighted
	Number of	Average	Number of	Average
	Shares	Price	Shares	Price

Stock Option Activity Summary:
Outstanding at February 1, 2003	1,234,539	$7.776	1,027,069	$8.289

Granted	—	—	—
Exercised	(412,903)	6.475	(412,903)
Canceled	(31,303)	13.892	(31,303)
Vested	—	—	136,588

Outstanding at January 31, 2004	790,333	8.118	719,451	8.410

Granted	325,000	16.645	35,000
Exercised	(60,247)	5.757	(60,247)
Canceled	(16,250)	15.958	—
Vested	—	—	51,449

Outstanding at January 31, 2005	1,038,836	10.800	745,653	8.761

Granted	476,231	24,993	16,000
Exercised	(398,349)	8,345	(398,349)
Canceled	—	—	—
Vested	—	—	92,336

Outstanding at January 31, 2006	1,116,718	$17.728	455,640	$10.603

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
     The Company is involved in various matters of litigation, claims and disputes which have arisen in the ordinary course of the Company’s business. The Company believes that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows.
(16) Operating Segments and Foreign Operations
The Company is a multinational company that provides sophisticated services and related products to a variety of markets, as well as being a producer of unconventional natural gas for the energy market. Management defines the Company’s operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the offices’ own division. For example, if a water resources division office performed geoconstruction services, the revenues would be recorded in the water resources division rather than the geoconstruction division. Should an office’s primary responsibility move from one division president to another, that office’s results going forward would be reclassified between divisions at that time. The Company’s reportable segments are defined as follows:

Water Resources Division
This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation, and repair and maintenance. The division’s offerings include the design and construction of water treatment facilities and the manufacture and sale of products to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants. With the acquisition of Reynolds in September 2005, the division expanded its capabilities in the area of the design and build of water and wastewater treatment plants, Ranney collector wells, sewer rehabilitation and water and wastewater transmission lines.
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
Energy Division
This division focuses entirely on exploration and production of unconventional gas properties in the United States. To date this division has been concentrated on projects in the mid-continent region of the United States. Historically, the division has also included service businesses in shallow gas and tar sands exploration drilling, conventional oilfield fishing services and coil tubing fishing services. During fiscal 2004, the division’s strategy shifted to focus mainly on resource development rather than providing services to external customers. Accordingly, in January 2004, the Company sold its Canadian drilling unit to Ensign Drilling and its oilfield fishing services to Smith International. The results of operations for these units have been reclassified to discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements). In fiscal 2006, the division completed its shift in focus to unconventional gas development activities and has reclassified the results of its two small, specialty energy service companies to the “Other” division.
Other
Other includes two small specialty energy service companies previously classified in the energy division and any other specialty operations not included in one of the other divisions.

Financial information (in thousands) for the Company’s operating segments is presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors. All periods presented have been reclassified to conform to the current presentation. Corporate assets are all assets of the Company not directly associated with an operating segment, and consist primarily of cash, deferred income taxes and assets associated with discontinued operations.

(in thousands)
As of and for the Year Ended January 31,	2006	2005	2004

Revenues
Water resources	$283,337	$198,475	$169,631
Mineral exploration	124,206	104,299	68,218
Geoconstruction	37,659	34,636	31,285
Energy	12,536	3,821	73
Other	5,277	2,231	2,846

Total revenues	$463,015	$343,462	$272,053

Equity in earnings of affiliates
Water resources	$—	$—	$(44)
Mineral exploration	3,506	2,764	1,442
Geoconstruction	839	(127)	—

Total equity in earnings of affiliates	$4,345	$2,637	$1,398

Income from continuing operations before income taxes and minority interests
Water resources	$22,992	$23,905	$19,271
Mineral exploration	13,947	11,791	2,778
Geoconstruction	5,263	2,488	2,261
Energy	2,891	(1,993)	(1,691)
Other	1,307	(43)	212
Unallocated corporate expenses	(12,771)	(13,728)	(11,281)
Debt extinguishment costs	—	—	(2,320)
Interest	(5,773)	(3,221)	(2,604)

Total income from continuing operations before income taxes and minority interests	$27,856	$19,199	$6,626

Investment in affiliates
Water resources	$—	$997	$1,099
Mineral exploration	21,330	19,517	18,140
Geoconstruction	411	44	—

Total investment in affiliates	$21,741	$20,558	$19,239

Total assets
Water resources	$274,542	$95,371	$64,899
Mineral exploration	85,110	77,873	72,515
Geoconstruction	23,386	20,288	21,951
Energy	55,080	32,178	39,054
Other	1,546	1,210	1,592
Corporate	9,671	18,460	17,316

Total assets	$449,335	$245,380	$217,327

Capital expenditures
Water resources	$9,312	$7,890	$3,659
Mineral exploration	13,525	5,325	5,087
Geoconstruction	1,328	1,865	1,070
Energy	24,639	15,509	10,678
Other	69	305	76
Corporate	193	180	58

Total capital expenditures	$49,066	$31,074	$20,628

(in thousands)
As of and for the Year Ended January 31,	2006	2005	2004

Depreciation, depletion and amortization
Water resources	$9,289	$5,332	$4,543
Mineral exploration	6,306	6,193	5,652
Geoconstruction	1,315	1,286	1,228
Energy	2,703	1,228	49
Other	273	258	237
Corporate	138	144	168

Total depreciation, depletion and amortization	$20,024	$14,441	$11,877

Geographic information:
Revenues
United States	$356,899	$254,093	$214,496
Australia/Africa	71,596	67,294	44,784
Mexico	22,345	13,744	605
Other foreign	12,175	8,331	12,168

Total revenues	$463,015	$343,462	$272,053

Property and equipment, net
United States	$137,162	$74,095	$47,315
Africa/Australia	17,486	13,017	16,051
Mexico	3,104	2,033	1,186
Other foreign	373	311	248

Total property and equipment, net	$158,125	$89,456	$64,800

(17) New Accounting Pronouncements
The Financial Accounting Standards Board has issued several statements which were effective in the current year or will be effective in future years.
     In December 2004, the FASB issued SFAS No. 123R (revised December 2004), “Share-Based Payment” which requires the recognition of all share-based payments in the financial statements and establishes a fair-value measurement of the associated costs. SFAS No. 123R will be effective for the first quarter of fiscal 2007 and the Company has elected to use the Modified Prospective Application Method. Based on current outstanding options, the Company expects to recognize approximately $1,800,000 of expense in 2007.
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

(18) Quarterly Results (Unaudited)
Unaudited quarterly financial data are as follows:

(in thousands of dollars, except per share data)
2006:	First	Second	Third	Fourth

Revenues	$96,658	$106,102	$113,526	$146,729
Gross profit	25,578	28,313	30,069	34,427
Net income from continuing operations	2,754	4,534	4,281	3,116
Net income	2,753	4,526	4,286	3,116
Basic net income per share from continuing operations	0.22	0.36	0.31	0.20
Diluted net income per share from continuing operations	0.21	0.35	0.31	0.20
Basic net income per share	0.22	0.36	0.31	0.20
Diluted net income per share	0.21	0.35	0.31	0.20

2005:	First	Second	Third	Fourth

Revenues	$76,209	$86,186	$91,480	$89,587
Gross profit	20,056	24,017	25,279	23,866
Net income from continuing operations	1,538	3,749	3,507	1,173
Net income	1,472	3,653	3,458	1,171
Basic net income per share from continuing operations	0.12	0.30	0.28	0.09
Diluted net income per share from continuing operations	0.12	0.29	0.28	0.09
Basic net income per share	0.12	0.29	0.27	0.09
Diluted net income per share	0.11	0.28	0.27	0.09
Supplemental Information on Oil and Gas Producing Activities (Unaudited)
The Company’s oil and gas activities are conducted in the United States. See Note 1 for additional information regarding the Company’s oil and gas properties.
Capitalized Costs Related to Oil and Gas Producing Activities
Capitalized costs and associated depreciation, depletion and amortization relating to oil and gas producing activities were as follows at January 31, 2006, 2005 and 2004:

(in thousands)	2006	2005	2004

Oil and gas properties	$34,308	$20,573	$10,376
Mineral interest in oil and gas properties	8,430	3,671	1,441

	42,738	24,244	11,817
Accumulated depreciation and depletion	(2,931)	(910)	(30)

Total	$39,807	$23,334	$11,787

     Unproved oil and gas property and mineral interest costs at January 31, 2006 totaled $5,524,000 and $2,926,000, respectively. Unevaluated mineral interest costs excluded from depreciation, depletion and amortization at January 31, 2006 and 2005 totaled $2,926,000 and $1,858,000, respectively.
     Capitalized costs and associated depreciation relating to gas transportation facilities and equipment were as follows at January 31, 2006, 2005 and 2004:

(in thousands)	2006	2005	2004

Gas transportation facilities and equipment	$12,526	$6,413	$2,267
Accumulated depreciation	(883)	(287)	—

Total	$11,643	$6,126	$2,267

Cost incurred in Oil and Gas Producing Activities
Capitalized costs incurred in oil and gas producing activities were as follows during 2006, 2005 and 2004:

(in thousands)	2006	2005	2004

Acquisition
Proved	$4,751	$4,498	$1,032
Unproved	—	—	—
Exploration	64	66	115
Development	13,454	7,696	7,031

	18,269	12,260	8,178
Asset retirement costs	224	167	94

Total	$18,493	$12,427	$8,272

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
     Capitalized costs incurred in gas transportation facilities and equipment during 2006, 2005 and 2004 totaled $6,570,000, $3,014,000 and $2,259,000, respectively.
Results of Operations for Oil and Gas Producing Activities
Results of operations relating to oil and gas producing activities are set forth in the following table for the years ended January 31, 2006, 2005 and 2004 and includes only revenues and operating costs directly attributable to oil and gas producing activities. Results of operations from gas transportation facilities and equipment activities, general corporate overhead and other non oil and gas producing activities are excluded. Production from the natural gas wells is sold to the Company’s pipeline operation, which in turn, sells the gas primarily to gas marketing firms. The income tax expense is calculated by applying statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization allowances.

(in thousands, except per Mcf)	2006	2005	2004

Revenues	$8,554	$2,481	$73
Operating costs:
Production taxes	345	112	3
Lease operating expenses	2,753	1,446	145
Depreciation and depletion	2,021	880	30
Asset retirement accretion expense	27	12	—
Income tax expense (benefit)	1,271	12	(41)

Total operating costs	6,417	2,462	137

Results of operations	$2,137	$19	$(64)

Depletion per Mcf	$1.44	$1.57	$1.66

Proved Oil and Gas Reserve Quantities
Proved gas reserve quantities as of January 31, 2006 and 2005 are based on estimates prepared by the Company’s engineers in accordance with Rule 4-10 of Regulation S-X. These reserve quantities were prepared by the independent petroleum engineers, Cawley, Gillespie & Associates, Inc. All of the Company’s reserves are located within the United States. Due to the early stages of completion of the Company’s projects, the Company did not have sufficient production information with which reserves could be established for earlier periods.
     Proved gas reserves are estimated quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those reserves expected to be recovered through existing wells, with existing equipment and operating methods. The Company cautions that there are many inherent uncertainties in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available.
     Estimated quantities of total proved and proved developed reserves of natural gas were as follows:

Proved Developed and Undeveloped Reserves:	MMcf

Balance at February 1, 2005	26,589
Revisions of previous estimates	(4,925)
Extensions, discoveries and other additions	19,397
Production	(1,403)
Purchases of reserves in place	5,462

Balance at January 31, 2006	45,120

Proved Developed Reserves:
Balance at January 31, 2005	11,888
Balance at January 31, 2006	19,402
Standardized Measure Of Discounted Future Net Cash Flows Relating To Proved Oil And Gas Reserve Quantities
Future cash inflows are based on year-end gas prices without escalation. Future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory rates to pre-tax cash flows relating to the Company’s estimated proved reserves and the difference between book and tax basis of proved properties.
     This information does not purport to present the fair market value of the Company’s natural gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used. The following table sets forth unaudited information concerning future net cash flows for natural gas reserves, net of income tax expense:

(in thousands)	2006	2005

Future cash inflows	$329,664	$140,288
Future production costs	(102,165)	(49,440)
Future development costs	(35,264)	(16,827)
Future income taxes	(63,700)	(24,851)

Future net cash flows	128,535	49,170
10% discount to reflect timing of cash flows	(48,924)	(19,221)

Standardized measure of discounted cash flows	$79,611	$29,949

     The principal sources of change in the standardized measure of discounted future net cash flows were:

(in thousands)	2006

Balance at February 1, 2005	$29,949
Sales of gas produced, net of production costs	(7,608)
Net changes in prices and production costs	31,461
Extensions and discoveries, less related costs	45,683
Revisions of quantity estimates	(13,110)
Purchases of reserves in place	15,202
Change in future development	(16,504)
Accretion of discount	5,392
Net change in income taxes	(25,099)
Development costs incurred	14,244
Asset retirement obligation and other	1

Net change	49,662
Balance at January 31, 2006	$79,611

Layne Christensen Company and Subsidiaries
Schedule II: Valuation and Qualifying Accounts

		Additions
	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
(in thousands)	of Period	Expenses	Accounts	Deductions	of Period

Allowance for customer receivables:
Fiscal year ended January 31, 2004	$4,078	$1,050	$336	$(1,360)	$4,104
Fiscal year ended January 31, 2005	4,104	575	512	(1,085)	4,106
Fiscal year ended January 31, 2006	4,106	1,496	709	(738)	5,573
Reserves for inventories:
Fiscal year ended January 31, 2004	$7,639	$426	$—	$(1,823)	$6,242
Fiscal year ended January 31, 2005	6,242	695	—	(725)	6,212
Fiscal year ended January 31, 2006	6,212	318	—	(1,567)	4,963

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2006 conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).
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
     Based on the evaluation under the COSO Framework, management concluded that the Company’s internal control over financial reporting is effective as of January 31, 2006. The Company excluded from its assessment any changes in internal control over financial reporting at the Reynolds, Inc. business, which was acquired on September 28, 2005, and whose financial statements reflect total assets and revenues constituting 17% and 13%, respectively of the related consolidated financial statement amounts as of and for the year ended January 31, 2006. The Company will include Reynolds, Inc. in its evaluation of the design and effectiveness of internal control over financial reporting as of January 31, 2007. The Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their attestation report on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting and on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2006. The attestation report is included below.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the fourth fiscal quarter of 2006.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, appearing under Item 9A, that Layne Christensen Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Controls over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Reynolds, Inc., which was acquired on September 28, 2005, and whose financial statements reflect total assets and revenues constituting 17% and 13%, respectively, of the related consolidated financial statement amounts as of and for the year ended January 31, 2006. Accordingly, our audit did not include the internal control over financial reporting at Reynolds, Inc. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management‘s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on the criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2006, of the Company and our report dated April 14, 2006, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Kansas City, Missouri
April 14, 2006

PART III
Item 10. Directors and Executive Officers of the Registrant
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 8, 2006, (i) contains, under the caption “Election of Directors,” certain information relating to the Company’s directors and its Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) contains, under the caption “Other Corporate Governance Matters”, certain information relating to the Company’s Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) contains, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.
Item 11. Executive Compensation
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held June 8, 2006, contains, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: “Report of Board of Directors and Compensation Committee on Executive Compensation” and “Company Performance”).
Item 12. Security Ownership of Certain Beneficial Owners and Management
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 8, 2006, contains, under the captions “Ownership of Layne Christensen Common Stock,” and “Equity Compensation Plan Information,” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 8, 2006, contains, under the captions “Executive Compensation and Other Information-Certain Change-In-Control Agreements,” and “Certain Transactions — Transactions with Management,” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.
Item 14. Principal Accounting Fees and Services
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 8, 2006, contains, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits:
     1. Financial Statements:
     The financial statements are listed in the index for Item 8 of this Form 10-K.
     2. Financial Statement Schedules:
     The applicable financial statement schedule is listed in the index for Item 8 of this Form 10-K.
     3. Exhibits:
     The exhibits filed with or incorporated by reference in this report are listed below:

Exhibit
Number	Description
4(1)-	Restated Certificate of Incorporation of the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 3(1) and incorporated herein by this reference)

4(2)-	Amended and Restated Bylaws of the Registrant (filed with Exhibit 99.2 to the Registrant’s Form 8-K dated December 5, 2003 and incorporated herein by reference)

4(3)-	Specimen Common Stock Certificate (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

4(4)-	Amended and Restated Loan Agreement, dated as of September 28, 2005, by and among Layne Christensen Company, LaSalle Bank National Association, as Administrative Agent and as Lender, and the other Lenders listed therein (filed as Exhibit 4.1 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

4(5)-	Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

4(6)-	Letter Amendment No. 1 to Master Shelf Agreement, dated as of May 15, 2004, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time

4(7)-	Letter Amendment No. 2 to Master Shelf Agreement, dated as of September 28, 2005, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4.2 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

10(1)-	Tax Liability Indemnification Agreement between the Registrant and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

10(2)-	Lease Agreement between the Registrant and Parkway Partners, L.L.C. dated December 21, 1994 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

10(2.1)-	First Modification & Ratification of Lease, dated as of February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and incorporated herein by this reference)

Item 15. Exhibits and Financial Statement Schedules. (continued)

10(2.2)-	Second Modification and Ratification of Lease Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

10(2.3)-	Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company’s 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

10(2.4)-	Fourth Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company executed May 17, 2000, effective as of December 29, 1998 (filed with the Company’s 10-Q for the quarter ended July 31, 2000 (File No. 0-20578) as Exhibit 10.1 and incorporated herein by reference)

10(2.5)-	Fifth Modification and extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated March 1, 2003 (filed as Exhibit 10(2.5) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

**10(3)-	Form of Stock Option Agreement between the Company and management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(7) and incorporated herein by reference)

10(4)-	Insurance Liability Indemnity Agreement between the Company and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

10(5)-	Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant’s Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

**10(6)-	Form of Subscription Agreement for management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(16) and incorporated herein by reference)

**10(7)-	Form of Subscription Agreement between the Company and Robert J. Dineen (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(17) and incorporated herein by reference)

10(8)-	Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ending July 31, 2003 (File No. 0-20578) as Exhibit 4(6) and incorporated herein by reference)

**10(9)-	Letter Agreement between Andrew B. Schmitt and the Company dated October 12, 1993 (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(13) and incorporated herein by reference)

**10(10)-	Form of Incentive Stock Option Agreement between the Company and Management of the Company (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

10(11)-	Registration Rights Agreement, dated as of November 30, 1995, between the Company and Marley Holdings, L.P. (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(17) and incorporated herein by this reference)

**10(12)-	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective February 1, 1998 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

**10(13)-	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

**10(14)-	Form of Non Qualified Stock Option Agreement between the Company and Management of the Company effective as of April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

**10(15)-	Layne Christensen Company District Incentive Compensation Plan (revised effective February 1, 2000)(filed as Exhibit 10(17) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

Item 15. Exhibits and Financial Statement Schedules. (continued)

10(16)-	Layne Christensen Company Executive Incentive Compensation Plan (revised effective May 1, 1997) (filed as Exhibit 10(17) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-20578) and incorporated herein by this reference)

**10(17)-	Layne Christensen Company Corporate Staff Incentive Compensation Plan (revised effective October 10, 2003) (filed as Exhibit 10(18) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-20578) and incorporated herein by this reference)

10(18)-	Standstill Agreement, dated March 26, 2004, by and among Layne Christensen Company, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value L.P.I., Channel Partnership II, L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Wynnefield Capital, Inc. Profit Sharing’s Money Purchase Plan, Nelson Obus and Joshua Landes (filed as Exhibit 10(19) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-20578) and incorporated herein by this reference)

**10(19)-	Summary of 2006 Salaries of Named Executive Officers

10(20)-	Agreement and Plan of Merger, dated August 30, 2005, among Layne Christensen Company, Layne Merger Sub 1, Inc., Reynolds, Inc. and the Stockholders of Reynolds, Inc. listed on the signature pages thereto (filed as Exhibit 10.2 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

**10(21)-	Layne Christensen Company Key Management Deferred Compensation Plan, effective as of January 1, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K, dated January 20, 2006, and incorporated herein by this reference)

**10(22)-	Reynolds Division of Layne Christensen Company Cash Bonus Plan, dated September 28, 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

10(23)-	Settlement Agreement, dated March 31, 2006, by and among Layne Christensen Company, Steel Partners II, L.P., Steel Partners, L.L.C. and Warren G. Lichtenstein (filed as Exhibit 10.1 to the Company’s Form 8-K, dated April 5, 2006, and incorporated herein by this reference)

21(1)-	List of Subsidiaries

23(1)-	Consent of Deloitte & Touche LLP

23(2)-	Consent of Cawley, Gillespie & Associates, Inc.

31(1)-	Section 302 Certification of Principal Executive Officer of the Company

31(2)-	Section 302 Certification of Principal Financial Officer of the Company

32(1)-	Section 906 Certification of Principal Executive Officer of the Company

32(2)-	Section 906 Certification of Principal Financial Officer of the Company

**	Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).
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
Andrew B. Schmitt
President and Chief Executive Officer:
Dated April 14, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Andrew B. Schmitt	April 14, 2006
Andrew B. Schmitt
President, Chief Executive Officer and Director(Principal Executive Officer)

/s/ Jerry W. Fanska	April 14, 2006
Jerry W. Fanska
Senior Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)

/s/ Jeffrey J. Reynolds	April 14, 2006
Jeffrey J. Reynolds
Director

/s/ Robert J. Dineen	April 14, 2006
Robert J. Dineen
Director

/s/ Donald K. Miller	April 14, 2006
Donald K. Miller
Director

April 14, 2006
David A. B. Brown
Director

/s/ J. Samuel Butler	April 14, 2006
J. Samuel Butler
Director

/s/ Anthony B. Helfet	April 14, 2006
Anthony B. Helfet
Director

/s/ Warren G. Lichtenstein	April 14, 2006
Warren G. Lichtenstein
Director

/s/ Nelson Obus	April 14, 2006
Nelson Obus
Director