Form 10-Q
period 2006-04-30
LAYNE CHRISTENSEN CO
filed 2006-06-08
CIK 888504

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
Yes ☐ No ☑
     There were 15,259,016 shares of common stock, $.01 par value per share, outstanding on May 25, 2006.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	January 31,
	2006	2006
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$11,786	$17,983
Customer receivables, less allowance of $5,723 and $5,573, respectively	98,673	91,159
Costs and estimated earnings in excess of billings on uncompleted contracts	44,157	36,538
Inventories	16,457	16,663
Deferred income taxes	15,301	11,976
Income taxes receivable	200	1,284
Other	4,456	5,975

Total current assets	191,030	181,578

Property and equipment:
Land	9,480	9,486
Buildings	20,586	19,595
Machinery and equipment	225,344	222,531
Gas transportation facilities and equipment	15,856	12,526
Oil and gas properties	39,359	34,308
Mineral interest in oil and gas properties	8,827	8,430

	319,452	306,876
Less — Accumulated depreciation and depletion	(153,605)	(148,751)

Net property and equipment	165,847	158,125

Other assets:
Investment in affiliates	21,752	21,741
Goodwill	57,857	57,857
Other intangible assets, net	16,702	16,948
Restricted cash	8,950	9,143
Other	4,324	3,943

Total other assets	109,585	109,632

	$466,462	$449,335

See Notes to Consolidated Financial Statements.
— Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except per share data)

	April 30,	January 31,
	2006	2006
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,183	$43,695
Accrued compensation	14,291	20,025
Cash purchase price adjustments	—	6,120
Accrued insurance expense	6,274	5,562
Other accrued expenses	17,836	12,212
Income taxes payable	5,891	2,606
Billings in excess of costs and estimated earnings on uncompleted contracts	19,074	21,362

Total current liabilities	108,549	111,582

Noncurrent and deferred liabilities:
Long-term debt	141,200	128,900
Acquisition escrow obligations	9,164	9,143
Accrued insurance expense	6,340	6,228
Deferred income taxes	21,656	19,555
Other	2,367	2,301

Total noncurrent and deferred liabilities	180,727	166,127

Common stock, par value $.01 per share, 30,000,000 shares authorized, 15,259,016 and 15,233,472 shares issued and outstanding, respectively	153	152
Capital in excess of par value	141,922	141,067
Retained earnings	42,535	37,893
Accumulated other comprehensive loss	(7,397)	(7,442)
Unearned compensation	(27)	(44)

Total stockholders’ equity	177,186	171,626

	$466,462	$449,335

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months
	Ended April 30,
	(unaudited)
	2006	2005
Revenues	$156,717	$96,658
Cost of revenues (exclusive of depreciation shown below)	117,037	71,080

Gross profit	39,680	25,578
Selling, general and administrative expenses	22,364	16,890
Depreciation, depletion and amortization	7,066	4,013
Other income (expense):
Equity in earnings of affiliates	365	1,119
Interest	(2,131)	(970)
Other income, net	274	520

Income from continuing operations before income taxes and minority interest	8,758	5,344
Income tax expense	4,116	2,567
Minority interest	—	(23)

Net income from continuing operations before discontinued operations	4,642	2,754
Loss from discontinued operations, net of income tax	—	(1)

Net income	$4,642	$2,753

Basic income per share:
Net income from continuing operations	$0.30	$0.22
Loss from discontinued operations, net of income taxes	—	—

Net income per share	$0.30	$0.22

Diluted income per share:
Net income from continuing operations	$0.30	$0.21
Loss from discontinued operations, net of income taxes	—	—

Net income per share	$0.30	$0.21

Weighted average shares outstanding	15,233,000	12,595,000
Dilutive stock options	222,000	405,000

	15,455,000	13,000,000

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three Months
	Ended April 30,
	(unaudited)
	2006	2005
Cash flow used in operating activities:
Net income	$4,642	$2,753
Adjustments to reconcile net income to cash from operations:
Loss from discontinued operations, net of tax	—	1
Depreciation, depletion and amortization	7,066	4,013
Deferred income taxes	(1,125)	(595)
Share-based compensation	454	—
Equity in earnings of affiliates	(365)	(1,119)
Dividends received from affiliates	354	354
Minority interest	—	23
Gain from disposal of property and equipment	(113)	(443)
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in customer receivables	(7,453)	(11,631)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(7,619)	(2,373)
(Increase) decrease in inventories	273	(2,258)
Decrease in other current assets	1,529	208
Increase in accounts payable and accrued expenses	375	4,689
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(2,288)	(970)
Other, net	13	46

Cash used in continuing operations	(4,257)	(7,302)
Cash from discontinued operations	—	25

Cash used in operating activities	(4,257)	(7,277)

Cash flow used in investing activities:
Additions to property and equipment	(5,760)	(4,368)
Additions to gas transportation facilities and equipment	(3,330)	(93)
Additions to oil and gas properties	(5,051)	(1,261)
Additions to mineral interests in oil and gas properties	(397)	(189)
Proceeds from disposal of property and equipment	133	515

Cash used in investing activities	(14,405)	(5,396)

Cash flow from financing activities:
Borrowings under revolving credit facility	79,900	12,100
Repayments under revolving credit facility	(67,600)	(6,800)
Payments on DrillCorp promissory note	—	(360)
Excess tax benefit on exercise of share-based instruments	154	—
Issuance of common stock upon exercise of stock options	198	12

Cash from financing activities	12,652	4,952

Effects of exchange rate changes on cash	(187)	(56)

Net decrease in cash and cash equivalents	(6,197)	(7,777)
Cash and cash equivalents at beginning of period	17,983	14,408

Cash and cash equivalents at end of period	$11,786	$6,631

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Accounting Policies and Basis of Presentation
Principles of Consolidation - The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the “Company”). All significant intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2006 as filed in its Annual Report on Form 10-K.
The accompanying unaudited consolidated financial statements include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year.
Use of Estimates in Preparing Financial Statements — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
Restricted Cash - Included in restricted cash as of April 30, 2006 are escrow funds associated with the acquisition of Reynolds as described in Note 2 of the Notes to Consolidated Financial Statements of $5,102,000 and customer deposits held by the bank of $4,062,000.
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
The Company is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties, as adjusted for asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10% (the “Ceiling Test”). Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the last day of the quarter, with effect given to the Company’s fixed-price natural gas contracts, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. The Company believes at this time that the carrying value of its oil and gas properties is appropriate.
Reserve Estimates — The Company’s estimates of unconventional gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas reserves and future net cash flows depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material.
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

Derivatives — The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Under SFAS 133, the Company accounts for its unrealized hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in accumulated other comprehensive income in stockholders’ equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives change in fair value, if any, is immediately recognized in operations. In addition, the Company has entered into fixed-price natural gas contracts to manage fluctuations in the price of natural gas. These contracts result in the Company physically delivering gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts (see Note 6 for disclosure regarding the fair value of derivative instruments). The Company does not enter into derivative financial instruments for speculative or trading purposes.
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
Stock-based compensation – The Company adopted SFAS No. 123R (revised December 2004), “Shared-Based Payment” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company has elected to adopt the new standard using the Modified Prospective Method which requires recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. An expense of $454,000 was recognized in the three months ended April 30, 2006, as a result of the adoption of this method. The total income tax benefit recognized in the three months ended April 30, 2006 was $203,000. The Modified Prospective Method has no financial impact on prior fiscal years. As of April 30, 2006, the Company had unrecognized compensation expense of $5,631,000 to be recognized over a weighted average period of 3.24 years. The Company determines the fair value of stock-based compensation using the Black-Scholes model.
Stock-based compensation vested prior to the effective date of SFAS No. 123R may be accounted for either based on the estimated fair value of the awards at the date they are granted (the “SFAS 123 Method”) or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the “APB 25 Method”). The Company used the APB 25 Method to account for its stock-based compensation programs that were vested prior to the effective date of SFAS No. 123R and recognized no compensation expense under this method.
Pro forma net income and earnings per share for the three months ended April 30, 2005, determined as if the SFAS No. 123 Method had been applied, is presented in the following table (in thousands, except per share amounts):

2005
Net income, as reported	$2,753
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards not yet recognized, net of tax	(114)

Pro forma net income	$2,639

Income per share:
Basic — as reported	$0.22

Basic — pro forma	$0.21

Diluted — as reported	$0.21

Diluted — pro forma	$0.20

Consolidated Statements of Cash Flows - Highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash equivalents.

Supplemental Cash Flow Information - The amounts paid for income taxes, net of refunds, and interest are as follows (in thousands):

	Three Months
	Ended April 30,
	2006	2005
Income taxes	$773	$972
Interest	1,414	351
2. Acquisitions
On September 28, 2005 (the “Closing Date”), the Company acquired 100% of the outstanding stock of Reynolds, Inc. (“Reynolds”), a privately held company and a major supplier of products and services to the water and wastewater industries. The acquisition will expand the capabilities of the Company in the areas of water and wastewater infrastructure. Reynolds’ primary service lines include designing and building of water and wastewater treatment plants, water and wastewater transmission lines, cured in place pipe (“CIPP”) services for sewer rehabilitation, water supply wells and Ranney collector wells.
The purchase price for Reynolds was $112,356,000, consisting of $60,000,000 cash, 2,222,216 shares of Layne common stock (valued at $45,053,000), cash purchase price adjustments of $6,120,000 and costs of $1,183,000. Layne common stock was valued in the transaction based upon a five-day average of the closing price of the stock two days before and two days after the terms of the acquisition were agreed to and publicly announced. Of the cash and stock consideration, $9,000,000 and 333,333 shares of Layne common stock were placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement (the “Escrow Fund”). The cash purchase price adjustments consist primarily of an adjustment based on the amount by which working capital at the Closing Date exceeded a threshold amount established in the purchase agreement. Pursuant to the purchase agreement, this amount was paid to the Reynolds shareholders during April 2006 from the Escrow Fund, which will be replenished during the twenty-four months following the Closing Date based on the collection of certain contract retainage amounts. The balance of the Escrow Fund will be released to the Reynolds shareholders twenty four months following the Closing Date, subject to any pending claims. The cash portion of the Escrow Fund and related obligations to the Reynolds’ shareholders are recorded in the Company’s consolidated balance sheet as “Restricted cash” and “Acquisition escrow obligation.”
In addition, there is contingent consideration up to a maximum of $15,000,000 (the “Earnout Amount”), which is based on Reynolds’ operating performance over a period of thirty-six months following the Closing Date (the “Earnout Period”). The Earnout Amount is based on a multiple of Reynolds’ earnings before interest, taxes, depreciation and amortization which exceed a threshold amount during the Earnout Period. If earned, the contingent payment will be paid 60% in cash and 40% in Layne common stock, subject to stockholder approval of the shares to be issued, if required. Any shares not approved for issuance will be paid in cash. Any portion of the Earnout Amount which is ultimately paid will be accounted for as additional purchase consideration.
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

The results of operations of Reynolds have been included in the Company’s consolidated Statements of Income as of the Closing Date. Assuming Reynolds had been acquired as of the beginning of the period, the unaudited proforma consolidated revenues, net income from continuing operations, net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	April 30,
	2006	2005
Revenues	$156,717	$143,141
Net income from continuing operations	4,642	5,355
Net income	4,642	5,354
Basic earnings per share from continuing operations	0.30	0.36
Diluted earnings per share from continuing operations	0.30	0.35
Basic earnings per share	0.30	0.36
Diluted earnings per share	0.30	0.35
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

The Company made two acquisitions in March and June 2005 to broaden its membrane technologies capabilities. The total purchase price for the acquisitions was $453,000, which consisted of cash payments of $359,000 and a note payable to the shareholder of one of the entities. The acquisitions did not have a significant effect on the Company’s results of operations or cash flows and had the following effect on the Company’s consolidated financial position (in thousands)

Working capital	$(10)
Property and equipment	84
Other intangible assets	379

Total purchase price	$453

3. Discontinued Operations
During the third quarter of fiscal 2004, the Company reclassified the results of operations of its Toledo Oil and Gas (“Toledo”) business to discontinued operations based on its intent to sell the operation, which occurred in January 2004. Toledo was historically reported in the Company’s energy segment and offered conventional oilfield fishing services and coil tubing fishing services.
On January 30, 2004, the Company sold its Layne Christensen Canada Ltd. (“Layne Canada”) subsidiary for $15,914,000. Layne Canada was a component of the Company’s energy segment and provided drilling services to the shallow, unconventional oil and gas market.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for Toledo and Layne Canada have been classified as discontinued operations. The discontinued operations had no revenue for the three months ended April 30, 2006 or 2005. The loss from discontinued operations before income taxes was $1,000 for the three months ended April 30, 2005.

4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	April 30, 2006			January 31, 2006
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amount	years
Goodwill (non-tax deductible)	$57,857	$—		$57,857	$—

Other amortizable intangible assets
Tradenames	$16,000	$(358)	32	$16,000	$(204)	32
Customer-related	227	(59)	2	227	(34)	2
Patents	359	(70)	3	359	(40)	3
Non-competition agreements	379	(77)	5	379	(58)	5
Other	730	(429)	23	730	(411)	23

Total amortizable intangible assets	$17,695	$(993)		$17,695	$(747)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 30 years. Total amortization expense for other intangible assets was $246,000 and $11,000 for the quarters ended April 30, 2006 and 2005, respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water and Wastewater
	Energy	Infrastructure	Total
Balance February 1, 2006	$950	$56,907	$57,857
Additions	—	—	—

Balance, April 30, 2006	$950	$56,907	$57,857

5. Indebtedness
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
Also, concurrent with the acquisition of Reynolds, the Company expanded its existing revolving credit facility with LaSalle Bank National Association, as Administrative Agent, and a group of additional banks by entering into an Amended and Restated Loan Agreement (the “Credit Agreement”) with LaSalle Bank National Association, as Administrative Agent and as Lender (the “Administrative Agent”), and the other Lenders listed therein (the “Lenders”), which increased the Company’s revolving loan commitment from $40,000,000 to $130,000,000, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). Approximately $80 million of the facility was used to pay the cash portion of the acquisition of Reynolds and refinance the outstanding borrowings under the previous credit agreement. The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.00% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable September 24, 2010. On April 30, 2006, there were letters of credit of $6,914,000 and borrowings of $81,200,000 outstanding on the Credit Agreement resulting in available capacity of $41,886,000.

The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of April 30, 2006.
Debt outstanding as of April 30, 2006 and January 31, 2006 was as follows (in thousands):

	April 30,	January 31,
	2006	2006
Long-term debt:
Credit Agreement	$81,200	$68,900
Senior Notes	60,000	60,000

Total long-term debt	$141,200	$128,900

6. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of April 30, 2006, the Company had committed to deliver 4,048,000 million British Thermal Units (“MMBtu”) of natural gas through March 2008. The prices on these contracts range from $8.89 to $9.65 per MMBtu.
The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at April 30, 2006 was $4,025,000.
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
The Company held option contracts with an aggregate U.S. dollar notional value of $8,500,000 as of April 30, 2006 to hedge the risks associated with forecasted Australian dollar denominated costs in its African operations. The contracts settle in various increments through January 2007. The fair value of the instruments of $252,000 at April 30, 2006 was recorded in other current assets and in accumulated other comprehensive income net of income taxes of $98,000. Aggregate losses of $11,000 on foreign currency hedging transactions were recognized for the three months ended April 30, 2006 as the forecasted transactions being hedged occured and were recorded primarily in cost of revenues in the Company’s Consolidated Statements of Income.
7. Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) are summarized as follows (in thousands):

	Three Months Ended
	April 30,
	2006	2005
Net income	$4,642	$2,753
Other comprehensive income (loss),net of taxes:
Foreign currency translation adjustments	(109)	(133)
Change in unrecognized pension liability	—	(154)
Unrealized gain on foreign exchange contracts	154	—
Other comprehensive income	$4,687	$2,466

The components of accumulated other comprehensive loss for the three months ended April 30, 2006 and 2005 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2006	$(7,442)	$—	$—	$(7,442)
Period change	(109)	—	154	45

Balance, April 30, 2006	$(7,551)	$—	$154	$(7,397)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2005	$(7,165)	$(1,902)	$—	$(9,067)
Period change	(133)	(154)	—	(287)

Balance, April 30, 2005	$(7,298)	$(2,056)	$—	$(9,354)

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
Net periodic pension cost for the three months ended April 30, 2006 and 2005 includes the following components (in thousands):

	Three Months
	Ended April 30,
	2006	2005
Service cost	$18	$18
Interest cost	109	109
Expected return on assets	(121)	(121)
Net amortization	67	67

Net periodic pension cost	$73	$73

The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset (if applicable). The unrecognized pension cost has been recorded as a charge to consolidated stockholders’ equity after giving effect to the related future tax benefit.
The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three months ended April 30, 2006 and 2005 include the following components (in thousands):

	Three Months
	Ended April 30,
	2006	2005
Service cost	$30	$30
Interest cost	19	19

Net periodic pension cost	$49	$49

9. Stock and Stock Option Plans
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
The Company has reserved 750,000 shares of common stock for issuance under employee incentive compensation plans. Issuance of shares under the plans is based on performance as determined annually at the discretion of a committee appointed by the Company’s Board of Directors.
The Company also has stock option plans that provide for the granting of options to purchase up to an aggregate of 1,250,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2006, there are no shares available to be granted under the stock option plans. The Company has the ability to issue shares under the stock option plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.
Significant option groups outstanding at April 30, 2006, and related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)
4/97	3,264	3,264	$11.400	12
2/98	125,000	125,000	14.000	21
4/98	5,144	5,144	10.290	24
4/99	9,773	9,773	4.125	36
4/99	153,075	153,075	5.250	36
2/00	3,500	3,500	5.500	46
4/00	16,885	16,885	3.495	48
8/00	2,500	2,500	5.125	52
6/04	30,000	30,000	16.600	99
6/04	267,802	66,955	16.650	99
6/05	14,000	14,000	17.540	111
9/05	250,000	—	23.050	115
1/06	210,231	—	27.870	118

	1,091,174	430,096

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of five to ten years from the date of grant and generally vest ratably over periods of four to five years. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the plans) and for equitable adjustments in the event of changes in the Company’s equity structure. The Company does not expect any unvested shares to be forfeited. Transactions for stock options for the period ended April 30, 2006 were as follows:

	Stock Options
			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Options	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2006	1,116,718	$17.728
Granted	—	—
Exercised	(25,544)	7.740		$539
Canceled	—	—
Forfeited	—	—
Expired	—	—

Outstanding at April 30, 2006	1,091,174	$17.960	7.21	$12,590

Shares Exercisable	430,096	$10.770	4.05	$8,054

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market prices.
10. Operating Segments
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
Water and Wastewater Infrastructure Division
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
Effective February 1, 2006, the Company’s Geoconstruction division, previously a separate segment, was reorganized under the operational leadership of the water and wastewater infrastructure division. The Company’s segment disclosures for all periods have been reorganized accordingly for comparative purposes. This division focuses on services that improve soil stability, primarily jet grouting, grouting, vibratory ground improvement, drilled micropiles, stone columns, anchors and tiebacks. The division also manufactures a line of high-pressure pumping equipment used in grouting operations and geotechnical drilling rigs used for directional drilling.
Mineral Exploration Division
This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.
Energy Division
This division focuses entirely on exploration and production of unconventional gas properties in the United States. To date this division has been concentrated on projects in the mid-continent region of the United States. Historically, the division has also included service businesses in shallow gas and tar sands exploration drilling, conventional oilfield fishing services and coil tubing fishing services. In fiscal 2006, the division completed its shift in focus to unconventional gas development activities and has reclassified the results of all other service operations to the “Other” division.
Other
Other includes two small specialty energy service companies previously classified in the energy division and any other specialty operations not included in one of the other divisions.
Revenues and income from continuing operations pertaining to the Company’s operating segments are presented below (in thousands). Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors. Beginning February 1, 2006, corporate expenses also include expenses associated with share-based payments.

	Three Months Ended
	April 30,
	2006	2005
Revenues
Water and wastewater infrastructure	$116,695	$63,667
Mineral exploration	33,628	30,559
Energy	5,064	1,778
Other	1,330	654

Total revenues	$156,717	$96,658

Equity in earnings of affiliates
Mineral exploration	$365	$792
Water and wastewater infrastructure	—	327

Total equity in earnings of affiliates	$365	$1,119

Income from continuing operations before income taxes and minority interest
Water and wastewater infrastructure	$7,983	$5,526
Mineral exploration	4,985	4,128
Energy	2,057	68
Other	305	10
Unallocated corporate expenses	(4,441)	(3,418)
Interest	(2,131)	(970)

Total income from continuing operations before income taxes and minority interest	$8,758	$5,344

Geographic Information:
Revenues
United States	$125,929	$69,104
Africa/Australia	18,993	19,126
Mexico	6,590	4,863
Other foreign	5,205	3,565

Total revenues	$156,717	$96,658

11. Contingencies
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

Item 1A. Risk Factors
There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2006.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Cautionary Language Regarding Forward-Looking Statements
This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “will,” “will be,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various commodities, unanticipated slowdowns in the Company’s major markets, the risks and uncertainties normally incident to the construction industry and exploration for and development and production of oil and gas, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.
Results of Operations
The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company’s consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

	Three Months Ended		Period-to-Period
	April 30,		Change
	2006	2005	Three Months
Revenues:
Water and wastewater infrastructure	74.5%	65.9%	83.3%
Mineral exploration	21.5	31.6	10.0
Energy	3.2	1.8	184.8
Other	0.8	0.7	103.4

Total net revenues	100.0%	100.0%	62.1

Cost of revenues	74.7%	73.5%	64.7

Gross profit	25.3	26.5	55.1
Selling, general and administrative expenses	14.3	17.5	32.4
Depreciation, depletion and amortization	4.5	4.2	76.1
Other income (expense):
Equity in earnings of affiliates	0.2	1.2	(67.4)
Interest	(1.4)	(1.0)	119.7
Other, net	0.3	0.5	(47.3)

Income from continuing operations before income taxes and minority interest	5.6	5.5	63.9
Income tax expense	2.6	2.7	60.3
Minority interest	0.0	0.0	*

Net income from continuing operations before discontinued operations	3.0	2.8	68.6
Loss from discontinued operations, net of tax	0.0	0.0	*

Net income	3.0%	2.8%	68.6%

*	Not meaningful.

Revenues and income from continuing operations pertaining to the Company’s operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors. Beginning February 1, 2006, corporate expenses also include expenses associated with share-based payments. Operating segment revenues and income from continuing operations are summarized as follows (in thousands):

	Three Months Ended
	April 30,
	2006	2005
Revenues
Water and wastewater infrastructure	$116,695	$63,667
Mineral exploration	33,628	30,559
Energy	5,064	1,778
Other	1,330	654

Total revenues	$156,717	$96,658

Equity in earnings of affiliates
Mineral exploration	$365	$792
Water and wastewater infrastructure	—	327

Total equity in earnings of affiliates	$365	$1,119

Income (loss) from continuing operations before income taxes Water and wastewater infrastructure	$7,983	$5,526
Mineral exploration	4,985	4,128
Energy	2,057	68
Other	305	10
Unallocated corporate expenses	(4,441)	(3,418)
Interest	(2,131)	(970)

Total income from continuing operations before income taxes	$8,758	$5,344

Revenues for the three months ended April 30, 2006 increased $60,059,000, or 62.1%, to $156,717,000 compared to $96,658,000 for the same period last year. Revenues were up across all divisions with the main increases in the mineral exploration and water and wastewater infrastructure divisions, including the impact of the acquisition of Reynolds, Inc. (“Reynolds”) that closed on September 28, 2005. A further discussion of results of operations by division is presented below.
Gross profit as a percentage of revenues was 25.3% for the three months ended April 30, 2006 compared to 26.5% for the three months ended April 30, 2005. The decrease in gross profit percentage was primarily the result of reduced margins in the water and wastewater infrastructure division arising from a change in product mix with the acquisition of Reynolds. The impact of this product mix shift was partially offset by improved margins in the mineral exploration division due to improved pricing and efficiency and the energy division due to the increased sales of unconventional gas as a result of increased production and pricing.
Selling, general and administrative expenses increased 32.4% to $22,364,000 for the three months ended April 30, 2006 compared to $16,890,000 for the three months ended April 30, 2005. The increase was primarily the result of $3,627,000 in expenses added from the acquisition of Reynolds and from various other categories including an increase in compensation expense of $454,000 associated with stock options under SFAS 123R “Shared-Based Payments,” additional incentive compensation expense of $399,000 from increased profitability in the quarter and wage and benefit increases of $513,000.
Equity in earnings of affiliates decreased $754,000 to $365,000 for the three months ended April 30, 2006 from $1,119,000 in the prior year. The decrease reflects reduced earnings of $427,000 from foreign affiliates in mineral exploration and income in the prior year of $327,000 from a non-recurring domestic joint venture in the water and wastewater infrastructure division.

Depreciation, depletion and amortization increased to $7,066,000 for the three months ended April 30, 2006 compared to $4,013,000 for the same period last year. The increase was primarily the result of depreciation and amortization of $1,922,000 associated with the Reynolds acquisition and increased depletion expense of $707,000 resulting from the increase in production of unconventional gas from the Company’s energy operations.
Interest expense increased to $2,131,000 for the three months ended April 30, 2006 compared to $970,000 for the three months ended April 30, 2005. The increase was primarily a result of increases in the Company’s average borrowings for the period in conjunction with the financing of the Reynolds acquisition.
Income tax expense of $4,116,000 (an effective rate of 47.0%) was recorded for the three months ended April 30, 2006, compared to $2,567,000 (an effective rate of 48.0%) for the same period last year. The improvement in the effective rate is primarily attributable to improved mix of pre-tax earnings, especially in international operations. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.
Water and Wastewater Infrastructure Division
(in thousands)

	Three months ended
	April 30,
	2006	2005
Revenues	$116,695	$63,667
Income from continuing operations before income taxes	7,983	5,526
At the beginning of the first quarter the Company established the water and wastewater infrastructure division. The division is a combination of the Company’s legacy water businesses, its geoconstruction division and the Reynolds company.
Water and wastewater infrastructure revenues increased 83.3% to $116,695,000 for the three months ended April 30, 2006 from $63,667,000 for the three months ended April 30, 2005. The increase in revenues was primarily attributable to additional revenues of $46,944,000 from the Company’s acquisition of Reynolds and additional revenues of $2,985,000 from the Company’s continued expansion into water treatment markets.
Income from continuing operations for the water and wastewater infrastructure division increased 44.5% to $7,983,000 for the three months ended April 30, 2006, compared to $5,526,000 for the three months ended April 30, 2005. The increase in income from continuing operations is primarily attributable to income of $2,147,000 from the acquisition of Reynolds and an increase in earnings of the Company’s water treatment initiatives to $1,130,000 from $852,000 in the prior year.

Mineral Exploration Division
(in thousands)

	Three months ended
	April 30,
	2006	2005
Revenues	$33,628	$30,559
Income from continuing operations before income taxes	4,985	4,128
Mineral exploration revenues increased 10.0% to $33,628,000 for the three months ended April 30, 2006 from $30,559,000 for the three months ended April 30, 2005. The increase was primarily attributable to continued strength in most of the Company’s markets due to relatively high gold and base metal prices.
Income from continuing operations for the mineral exploration division was up 20.8% to $4,985,000 for the three months ended April 30, 2006, compared to $4,128,000 for the three months ended April 30, 2005. The improved earnings in the division were primarily attributable to the impact of increased exploration activity in most of the Company’s markets partially offset by a decrease of $427,000 in equity earnings of affiliates caused by weather related delays in Latin America and an increase in accrued incentive compensation expense of $286,000 due to higher profitability in the current year.

Energy Division
(in thousands)

	Three months ended
	April 30,
	2006	2005
Revenues	$5,064	$1,778
Income from continuing operations before income taxes	2,057	68
Energy revenues increased 184.8% to $5,064,000 for the three months ended April 30, 2006, compared to revenues of $1,778,000 for the three months ended April 30, 2005. The increase in revenues was primarily attributable to increased production from the Company’s unconventional gas properties and higher natural gas prices.
The income from continuing operations for the energy division was $2,057,000 for the three months ended April 30, 2006, compared to income from continuing operations of $68,000 for the three months ended April 30, 2005. The increase in income from continuing operations is due to the increase in production noted above.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $4,441,000 and $3,418,000 for the three months ended April 30, 2006 and 2005, respectively. The increase for the quarter was primarily due to the recognition of compensation expense under SFAS No. 123R (revised December 2004), “Share Based Payments” of $454,000 and an increase in consulting services of $244,000.
Changes in Financial Condition
Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.
The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $100,000,000 of unsecured notes available to be issued before September 15, 2007. At April 30, 2006, the Company has $60,000,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds a revolving credit facility (the “Credit Agreement”) composed of an unsecured $130,000,000 revolving facility, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). Amounts outstanding under the Credit Agreement are due and payable September 28, 2010. At April 30, 2006, the Company had $81,200,000 outstanding under the Credit Agreement (see Note 4 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at April 30, 2006 and expects to remain in compliance through the foreseeable future.
The Company’s working capital as of April 30, 2006 and April 30, 2005 was $82,481,000 and $69,996,000, respectively. The increase in working capital at April 30, 2006 was primarily attributable to the increase in the balance of accounts receivable as a result of the growth in revenues and working capital acquired in the Reynolds acquisition. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2007.
Operating Activities
Cash used in operating activities was $4,257,000 for the three months ended April 30 2006 as compared to $7,277,000 for the three months ended April 30, 2005. The improvement was primarily due to increased earnings offset by an increase in working capital requirements.
Investing Activities
The Company’s capital expenditures, net of disposals, of $14,405,000 for the three months ended April 30, 2006, were directed primarily toward the Company’s expansion into unconventional gas exploration and production. Expenditures related to the Company’s unconventional gas efforts totaled $8,778,000 for the three months ended April 30, 2006, including the construction of gas pipeline infrastructure near the Company’s development projects.

Financing Activities
For the three months ended April 30, 2006, the Company had net borrowings of $12,300,000 under its credit facilities primarily for working capital requirements and to fund capital expenditures. Additionally, proceeds of $198,000 were received from issuance of common stock related to the exercise of stock options.
The Company’s contractual obligations and commercial commitments as of April 30, 2006, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior notes	$60,000	$—	$13,333	$40,000	$6,667
Credit agreement	81,200	—	—	81,200	—
Operating leases	15,585	5,584	7,390	1,953	658
Mineral interest obligations	507	103	284	96	24

Total contractual cash obligations	157,292	5,687	21,007	123,249	7,349

Standby letters of credit	6,914	6,914	—	—	—
Asset retirement obligations	534	—	—	—	534

Total contractual obligations and commercial commitments	$164,740	$12,601	$21,007	$123,249	$7,883

The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Payments related to the credit agreement and senior notes do not include interest payments. Interest is payable on the senior notes at fixed interest rates of 6.05% and 5.40%. Interest is payable on the credit agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 1.00% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio (See Note 5 of the Notes to Consolidated Financial Statements).
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
Our accounting policies are more fully described in Note 1 of the Notes to Consolidated Financial Statements, located in Item 1 of this Form 10-Q. We believe that the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements, although not all inclusive.
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
Goodwill and Other Intangibles –The Company accounts for goodwill and other intangible assets in accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized over their estimated useful lives, which range from two to 40 years.
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
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2006 Form 10-K and Note 5 of this Form 10-Q. As of April 30, 2006, $60,000,000 of the Company’s long-term debt outstanding carries a fixed-rate and $81,200,000 is variable rate debt. An instantaneous change in interest rates of one percentage point would change the Company’s annual interest expense by $812,000.
Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The operations are described in Note 1 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2006 Form 10-K and Note 9 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 6 of the Notes to Consolidated Financial Statements).
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income from continuing operations for the three months ended April 30, 2006 and 2005. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of April 30, 2006, the Company held contracts for physical delivery of 4,048,000 million British Thermal Units (“MMBtu”) of natural gas at prices ranging from $8.89 to $9.65 per MMBtu. The estimated fair value of such contracts at April 30, 2006 was $4,025,000. We estimate that a ten percent change in the price of natural gas would have impacted income from continuing operations before taxes by approximately $220,000 for the three months ended April 30, 2006.
ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2006, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, for the period ended April 30, 2006, the Company concluded that its internal control over financial reporting is effective as of April 30, 2006. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation. The Company excluded from its assessment any changes in internal control over financial reporting at the Reynolds, Inc. business, which was acquired on September 28, 2005, and whose financial statements reflect total assets and revenues constituting 37% and 30%, respectively, of the related consolidated financial statement amounts as of and for the three months ended April 30, 2006. The Company will include Reynolds, Inc. in its evaluation of the design and effectiveness of internal control over financial reporting as of January 31, 2007.

PART II
ITEM 1 — Legal Proceedings
     NONE
ITEM 2 — Changes in Securities
     NOT APPLICABLE
ITEM 3 — Defaults Upon Senior Securities
     NOT APPLICABLE
ITEM 4 — Submission of Matters to a Vote of Security Holders
     NONE
ITEM 5 — Other Information
     NONE
ITEM 6 — Exhibits and Reports on Form 8-K
  a) Exhibits

31	(1)	-	Section 302 Certification of Chief Executive Officer of the Company.
31	(2)	-	Section 302 Certification of Chief Financial Officer of the Company.
32	(1)	-	Section 906 Certification of Chief Executive Officer of the Company.
32	(2)	-	Section 906 Certification of Chief Financial Officer of the Company.
Reports on Form 8-K
          Form 8-K filed on February 7, 2006 related to the Company’s Board nominations and strategic plan.
          Form 8-K filed on April 4, 2006, related to the Company’s fiscal year ended January 31, 2006 press release.
Form 8-K filed on April 5, 2006 related to the Company’s Settlement Agreement with Steel Partners II, L.P., Steel Partners, L.L.C. and Warren G. Lichtenstein.

* * * * * * * * * *
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: June 7, 2006	/s/ A.B. Schmitt A.B. Schmitt, President and Chief Executive Officer

DATE: June 7, 2006	/s/ Jerry W. Fanska Jerry W. Fanska, Sr. Vice President Finance and Treasurer