Form 10-Q
period 2006-07-31
LAYNE CHRISTENSEN CO
filed 2006-09-11
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 15,316,554 shares of common stock, $.01 par value per share, outstanding on August 21, 2006.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	July 31,	January 31,
	2006	2006
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$20,926	$17,983
Customer receivables, less allowance of $6,095 and $5,573, respectively	108,334	91,159
Costs and estimated earnings in excess of billings on uncompleted contracts	45,350	36,538
Inventories	17,616	16,663
Deferred income taxes	12,850	11,976
Income taxes receivable	118	1,284
Other	4,724	5,975

Total current assets	209,918	181,578

Property and equipment:
Land	9,358	9,486
Buildings	20,002	19,595
Machinery and equipment	233,765	222,531
Gas transportation facilities and equipment	20,770	12,526
Oil and gas properties	47,481	34,308
Mineral interest in oil and gas properties	9,715	8,430

	341,091	306,876
Less — Accumulated depreciation and depletion	(158,452)	(148,751)

Net property and equipment	182,639	158,125

Other assets:
Investment in affiliates	22,266	21,741
Goodwill	57,857	57,857
Other intangible assets, net	16,455	16,948
Restricted cash	5,508	9,143
Other	9,736	3,943

Total other assets	111,822	109,632

	$504,379	$449,335

See Notes to Consolidated Financial Statements.
- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share data)

	July 31,	January 31,
	2006	2006
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$53,597	$43,695
Accrued compensation	19,274	20,025
Cash purchase price adjustments	—	6,120
Accrued insurance expense	6,467	5,562
Other accrued expenses	15,942	12,212
Income taxes payable	5,937	2,606
Billings in excess of costs and estimated earnings on uncompleted contracts	24,670	21,362

Total current liabilities	125,887	111,582

Noncurrent and deferred liabilities:
Long-term debt	152,000	128,900
Acquisition escrow obligations	9,218	9,143
Accrued insurance expense	6,676	6,228
Deferred income taxes	21,140	19,555
Other	2,639	2,301

Total noncurrent and deferred liabilities	191,673	166,127

Common stock, par value $.01 per share, 30,000,000 shares authorized, 15,315,817 and 15,233,472 shares issued and outstanding, respectively	153	152
Capital in excess of par value	144,081	141,067
Retained earnings	49,727	37,893
Accumulated other comprehensive loss	(7,131)	(7,442)
Unearned compensation	(11)	(44)

Total stockholders’ equity	186,819	171,626

	$504,379	$449,335

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Revenues	$187,146	$106,102	$343,863	$202,760
Cost of revenues (exclusive of depreciation shown below)	139,048	77,789	256,085	148,869

Gross profit	48,098	28,313	87,778	53,891
Selling, general and administrative expenses	26,236	15,472	48,600	32,362
Depreciation, depletion and amortization	7,400	4,015	14,466	8,028
Other income (expense):
Equity in earnings of affiliates	1,139	1,153	1,504	2,272
Interest	(2,498)	(1,106)	(4,629)	(2,076)
Other, net	573	13	847	533

Income from continuing operations before income taxes and minority interest	13,676	8,886	22,434	14,230
Income tax expense	6,484	4,335	10,600	6,902
Minority interest	—	(17)	—	(40)

Net income from continuing operations before discontinued operations	7,192	4,534	11,834	7,288
Loss from discontinued operations, net of income tax	—	(8)	—	(9)

Net income	$7,192	$4,526	$11,834	$7,279

Basic income per share:
Net income from continuing operations	$0.47	$0.36	$0.78	$0.58
Loss from discontinued operations, net of income taxes	—	—	—	—

Income per share	$0.47	$0.36	$0.78	$0.58

Diluted income per share:
Net income from continuing operations	$0.47	$0.35	$0.77	$0.56
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income per share	$0.47	$0.35	$0.77	$0.56

Weighted average shares outstanding	15,277,000	12,661,000	15,255,000	12,628,000
Dilutive stock options	180,000	370,000	194,000	326,000

	15,457,000	13,031,000	15,449,000	12,954,000

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Six Months
	Ended July 31,
	(unaudited)
	2006	2005
Cash flow from (used in) operating activities:
Net income	$11,834	$7,279
Adjustments to reconcile net income to cash from operations:
Loss from discontinued operations, net of tax	—	9
Depreciation, depletion and amortization	14,466	8,028
Deferred income taxes	678	1,134
Share-based compensation	1,121	—
Income tax benefit from share-based compensation	246	—
Equity in earnings of affiliates	(1,504)	(2,272)
Dividends received from affiliates	579	717
Minority interest	—	40
Gain from disposal of property and equipment	(507)	(479)
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in customer receivables	(16,948)	(20,868)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(8,812)	(2,696)
Increase in inventories	(687)	(1,525)
(Increase) decrease in other current assets	1,297	(35)
Increase in accounts payable and accrued expenses	17,290	4,394
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	3,308	(230)
Other, net	(158)	7

Cash from (used in) continuing operations	22,203	(6,497)
Cash from discontinued operations	—	23

Cash from (used in) operating activities	22,203	(6,474)

Cash flow from (used in) investing activities:
Additions to property and equipment	(15,288)	(8,441)
Additions to gas transportation facilities and equipment	(8,245)	(1,012)
Additions to oil and gas properties	(12,749)	(3,614)
Additions to mineral interests in oil and gas properties	(209)	(302)
Proceeds from disposal of property and equipment	783	695
Acquisition of businesses	(3,940)	(359)
Acquisition of oil and gas properties and mineral interests	(1,500)	—
Payment of cash purchase price adjustments on prior year acquisition	(6,120)	—
Deposit of cash into restricted accounts	(1,887)	—
Release of cash from restricted accounts	5,597	—
Net investment in affiliates	400	(56)

Cash used in investing activities	(43,158)	(13,089)

Cash flow from (used in) financing activities:
Borrowings under revolving credit facility	176,600	64,075
Repayments under revolving credit facility	(153,500)	(47,375)
Payments on DrillCorp promissory note	—	(720)
Excess tax benefit on exercise of share-based instruments	191	—
Issuance of common stock upon exercise of stock options	385	1,525

Cash from financing activities	23,676	17,505

Effects of exchange rate changes on cash	222	(233)

Net increase (decrease) in cash and cash equivalents	2,943	(2,291)
Cash and cash equivalents at beginning of period	17,983	14,408

Cash and cash equivalents at end of period	$20,926	$12,117

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Accounting Policies and Basis of Presentation
Principles of Consolidation — The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the “Company”). All significant intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2006 as filed in its Annual Report on Form 10-K.
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
Restricted Cash — Restricted cash as of July 31, 2006 was escrow funds of $5,508,000 associated with the acquisition of Reynolds as described in Note 2 of the Notes to Consolidated Financial Statements.
Accrued Insurance Expense — The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a self-insured limit. Costs estimated to be incurred in the future for employee medical benefits, property, workers’ compensation and casualty insurance programs resulting from claims which have occurred are accrued currently. These estimated costs are primarily based on actuarially determined projections of future payments under these programs. Should a greater amount of insurance claims occur compared to what was estimated or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs would have to be recorded in the consolidated financial statements.

Under the terms of the Company’s agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies. These required payments are not expected to significantly impact liquidity in future periods.
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
The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties, as adjusted for asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10% (the “Ceiling Test”). Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the last day of the period, with effect given to the Company’s fixed-price natural gas contracts, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. The Company believes at this time that the carrying value of its oil and gas properties is appropriate.
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
Stock-based Compensation — The Company adopted SFAS No. 123R (revised December 2004), “Shared-Based Payment” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company has elected to adopt the new standard using the Modified Prospective Method which requires recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. An expense of $667,000 and $1,121,000 was recognized in the three and six months ended July 31, 2006, respectively, as a result of the adoption of this method. The total income tax benefit recognized in the three and six months ended July 31, 2006 was $214,000 and $346,000, respectively. The Modified Prospective Method has no financial impact on prior fiscal years. As of July 31, 2006, the Company had unrecognized compensation expense of $5,979,000 to be recognized over a weighted average period of 3.13 years. The Company determines the fair value of stock-based compensation using the Black-Scholes model.
Stock-based compensation prior to the effective date of SFAS No. 123R may be accounted for either based on the estimated fair value of the awards at the date they are granted (the “SFAS 123 Method”) or based on the difference, if any, between the market price of the stock at the date of grant and the amount the employee must pay to acquire the stock (the “APB 25 Method”). The Company used the APB 25 Method to account for its stock-based compensation programs that were vested prior to the effective date of SFAS No. 123R and recognized no compensation expense under this method.
Pro forma net income and earnings per share for the three and six months ended July 31, 2005, determined as if the SFAS No. 123 Method had been applied, is presented in the following table (in thousands, except per share amounts):

	Three Months	Six Months
	Ended July 31,	Ended July 31,
	2005	2005
Net income, as reported	$4,526	$7,279
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(8)	(122)

Pro forma net income	$4,518	$7,157

Income per share:
Basic — as reported	$0.36	$0.58

Basic — pro forma	$0.36	$0.57

Diluted — as reported	$0.35	$0.56

Diluted — pro forma	$0.35	$0.55

Consolidated Statements of Cash Flows — Highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash equivalents.
Supplemental Cash Flow Information — The amounts paid for income taxes and interest are as follows (in thousands):

	Six Months Ended July 31,
	2006	2005
Income taxes	$5,245	$2,843
Interest	4,482	1,416

Supplemental Disclosure of Non-Cash Investing and Financing Activities — The Company had non-cash investing activity during the six months ended July 31, 2006, of $700,000 related to the purchase of property and equipment with a deferred payment period. The Company also had earnings on restricted cash of $75,000 for the six months ended July 31, 2006, which was treated as a non-cash item as it was restricted for the account of the escrow beneficiaries.
2. Acquisitions
In June 2006, the Company acquired 100% of the stock of Collector Wells International, Inc. (“CWI”), a privately held specialty water services company that designs and constructs water supply systems. CWI will be combined with a similar service line acquired in the acquisition of Reynolds, Inc. The preliminary purchase price of CWI was $5,203,000, consisting of $3,150,000 cash, 45,563 shares of Layne common stock (valued at $1,263,000), cash purchase price adjustments and costs of $790,000. Layne common stock was valued in the transaction based upon a five-day average of the closing price of the stock two days before and two days after the closing of the acquisition. The stock was placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement and will be released in three annual installments. The cash purchase price adjustments are based on the amount by which working capital exceeded a threshold amount established in the purchase agreement, and will be finalized during the quarter ending October 31, 2006.
In addition, there is contingent consideration up to a maximum of $1,400,000 (the “CWI Earnout Amount”), which is based on a percentage of the amount by which CWI’s earnings before interest, taxes, depreciation and amortization exceed a threshold amount during the thirty-six months following the acquisition. If earned, up to 20% of the CWI Earnout Amount may be paid with Layne common stock, at the Company’s discretion. Any portion of the CWI Earnout Amount which is ultimately paid will be accounted for as additional purchase consideration.
The Company is in the process of determining the purchase price allocation, and on a preliminary basis, has recorded the purchase price of CWI in other long term assets in the consolidated balance sheet. The acquisition did not have a significant effect on the Company’s results of operations or cash flows.
In July 2006, the Company purchased certain gas wells and mineral interests in oil and gas properties from an unrelated operator for $1,500,000 in cash. The acquisition complemented the Company's existing operation in the mid-continent region of the United States. The purchase price was allocated $1,076,000 to oil and gas properties and $424,000 to mineral interests in oil and gas properties.
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
The purchase price for Reynolds was $112,356,000, consisting of $60,000,000 cash, 2,222,216 shares of Layne common stock (valued at $45,053,000), cash purchase price adjustments of $6,120,000 (paid in subsequent periods) and costs of $1,183,000. Layne common stock was valued in the transaction based upon a five-day average of the closing price of the stock two days before and two days after the terms of the acquisition were agreed to and publicly announced. Of the cash and stock consideration, $9,000,000 and 333,333 shares of Layne common stock were placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement (the “Reynolds Escrow Fund”). The cash purchase price adjustments consist primarily of an adjustment based on the amount by which working capital at the Closing Date exceeded a threshold amount established in the purchase agreement. Pursuant to the purchase agreement, this amount was paid to the Reynolds shareholders during April 2006 from the Reynolds Escrow Fund, which will be replenished during the twenty-four months following the Closing Date based on the collection of certain contract retainage amounts. The balance of the Reynolds Escrow Fund, including any investment earnings or losses, will be released to the Reynolds shareholders twenty four months following the Closing Date, subject to any pending claims. The cash portion of the Reynolds Escrow Fund and related obligations to the Reynolds’ shareholders are recorded in the Company’s consolidated balance sheet as “Restricted cash” and “Acquisition escrow obligation.”
In addition, there is contingent consideration up to a maximum of $15,000,000 (the “Reynolds Earnout Amount”), which is based on Reynolds’ operating performance over a period of thirty-six months following the Closing Date (the “Reynolds Earnout Period”). The Reynolds Earnout Amount is based on a multiple of Reynolds’ earnings before interest, taxes, depreciation and amortization which exceed a threshold amount during the Reynolds Earnout Period. If earned, the contingent payment will be paid 60% in cash and 40% in Layne common stock, subject to stockholder approval of the shares to be issued, if required. Any shares not approved for issuance will be paid in cash. Any portion of the Reynolds Earnout Amount which is ultimately paid will be accounted for as additional purchase consideration.

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

The results of operations of Reynolds have been included in the Company’s consolidated Statements of Income as of the Closing Date. Assuming Reynolds had been acquired as of the beginning of the period, the unaudited pro forma consolidated revenues, net income from continuing operations, net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues	$187,146	$155,776	$343,863	$298,917
Net income from continuing operations	7,192	4,592	11,834	9,947
Net income	7,192	4,584	11,834	9,938
Basic earnings per share from continuing operations	0.47	0.31	0.78	0.67

Diluted earnings per share from continuing operations	0.47	0.30	0.77	0.66

Basic earnings per share	0.47	0.31	0.78	0.67

Diluted earnings per share	0.47	0.30	0.77	0.65

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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for Toledo and Layne Canada have been classified as discontinued operations. The discontinued operations had no revenue for the three or six months ended July 31, 2006 or 2005. The loss from discontinued operations, net of income taxes, was $8,000 and $9,000 for the three and six months ended July 31, 2005.
4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	July 31, 2006			January 31, 2006
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill (non tax deductible)	$57,857	$—		$57,857	$—

Other amortizable intangible assets:
Tradenames	$16,000	$(511)	32	$16,000	$(204)	32
Customer-related	227	(84)	2	227	(34)	2
Patents	359	(100)	3	359	(40)	3
Non-competition agreements	379	(96)	4	379	(58)	4
Other	724	(443)	23	730	(411)	23

Total amortizable intangible assets	$17,689	$(1,234)		$17,695	$(747)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 30 years. Total amortization expense for other intangible assets was $487,000 and $37,000 for the six months ended July 31, 2006 and 2005, respectively, and $241,000 and $26,000 for the three months ended July 31, 2006 and 2005, respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water and Wastewater
	Energy	Infrastructure	Total
Balance February 1, 2006	$950	$56,907	$57,857
Additions	—	—	—

Balance, July 31, 2006	$950	$56,907	$57,857

5. Indebtedness
On July 31, 2003, the Company entered into an agreement (“Master Shelf Agreement”) whereby it could issue up to $60,000,000 in unsecured notes. Upon closing, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000 beginning July 31, 2008. Proceeds from the issuance were used to refinance borrowings outstanding under the Company’s previous term loan and revolving credit facility. The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000 beginning September 29, 2009. Proceeds of the issuance were used to finance the acquisition of Beylik Drilling and Pump Service, Inc. (“Beylik”) and general corporate purposes. Concurrent with the acquisition of Reynolds, the Company amended the Master Shelf Agreement to increase the amount of senior notes available to be issued from $60,000,000 to $100,000,000, thus, creating an available facility amount of $40,000,000, and reinstated and extended the available issuance period to September 15, 2007.
Also, concurrent with the acquisition of Reynolds, the Company expanded its existing revolving credit facility with LaSalle Bank National Association, as Administrative Agent, and a group of additional banks by entering into an Amended and Restated Loan Agreement (the “Credit Agreement”) with LaSalle Bank National Association, as Administrative Agent and as Lender (the “Administrative Agent”), and the other Lenders listed therein (the “Lenders”), which increased the Company’s revolving loan commitment from $40,000,000 to $130,000,000, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). Approximately $80 million of the facility was used to pay the cash portion of the acquisition of Reynolds and refinance the outstanding borrowings under the previous credit agreement. The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.00% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable September 24, 2010. On July 31, 2006, there were letters of credit of $6,915,000 and borrowings of $92,000,000 outstanding on the Credit Agreement resulting in available capacity of $31,085,000.
The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of July 31, 2006.
Debt outstanding as of July 31, 2006 and January 31, 2006 was as follows (in thousands):

	July 31,	January 31,
	2006	2006
Long-term debt:
Credit Agreement	$92,000	$68,900
Senior Notes	60,000	60,000

Total long-term debt	$152,000	$128,900

6. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of July 31, 2006, the Company had committed to deliver 3,312,000 million British Thermal Units (“MMBtu”) of natural gas through March 2008. The prices on these contracts range from $8.89 to $9.65 per MMBtu.
The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at July 31, 2006 was $1,198,000.
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
The Company held option contracts with an aggregate U.S. dollar notional value of $5,500,000 as of July 31, 2006 to hedge the risks associated with forecasted Australian dollar denominated costs in its African operations. The contracts settle in various increments through January 2007. The fair value of the instruments of $178,000 at July 31, 2006 was recorded in other current assets and in accumulated other comprehensive income net of income taxes of $69,000. Aggregate losses of $41,000 on foreign currency hedging transactions were recognized for the six months ended July 31, 2006 as the forecasted transactions being hedged occurred and were recorded primarily in cost of revenues in the Company’s Consolidated Statements of Income.

7. Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) are summarized as follows (in thousands):

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	2006	2005	2006	2005
Net income	$7,192	$4,526	$11,834	$7,279
Other comprehensive income (loss),net of taxes:
Foreign currency translation adjustments	311	(177)	202	(310)
Change in unrecognized pension liability	—	—	—	(154)
Unrealized gain on foreign exchange contracts	45	67	109	67

Other comprehensive income	$7,548	$4,416	$12,145	$6,882

The components of accumulated other comprehensive loss for the six months ended July 31, 2006 and 2005 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2006	$(7,442)	$—	$—	$(7,442)
Period change	202	—	109	311

Balance, July 31, 2006	$(7,240)	$—	$109	$(7,131)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2005	$(7,165)	$(1,902)	$—	$(9,067)
Period change	(310)	(154)	67	(397)

Balance, July 31, 2005	$(7,475)	$(2,056)	$67	$(9,464)

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
Net periodic pension cost for the three and six months ended July 31, 2006 and 2005 includes the following components (in thousands):

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	2006	2005	2006	2005
Service cost	$25	$18	$43	$36
Interest cost	110	109	219	218
Expected return on assets	(137)	(121)	(258)	(242)
Net amortization	56	67	123	134

Net periodic pension cost	$54	$73	$127	$146

The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset (if applicable). The unrecognized pension cost has been recorded as a charge to consolidated stockholders’ equity after giving effect to the related future tax benefit.

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three and six months ended July 31, 2006 and 2005 include the following components (in thousands):

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	2006	2005	2006	2005
Service cost	$20	$30	$50	$60
Interest cost	25	19	44	38

Net periodic pension cost	$45	$49	$94	$98

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
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock up to an aggregate of 2,600,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of July 31, 2006, there were 516,000 shares available to be granted under the plans. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.
Significant option groups outstanding at July 31, 2006, and related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)
4/97	3,264	3,264	$11.400	9
2/98	125,000	125,000	14.000	18
4/98	5,144	5,144	10.290	21
4/99	9,773	9,773	4.125	33
4/99	153,075	153,075	5.250	33
2/00	3,500	3,500	5.500	43
4/00	16,885	16,885	3.495	45
8/00	2,500	2,500	5.125	49
6/04	30,000	30,000	16.600	95
6/04	256,564	128,282	16.650	96
6/05	14,000	14,000	17.540	108
9/05	250,000	—	23.050	112
1/06	210,231	—	27.870	115
6/06	14,000	14,000	29.290	120
6/06	70,000	—	29.290	120

	1,163,936	505,423

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of five to ten years from the date of grant and generally vest ratably over periods of four to five years. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the plans) and for equitable adjustments in the event of changes in the Company’s equity structure. The Company does not expect any unvested shares to be forfeited. The fair value of options at date of grant was estimated using the Black-Scholes model. The weighted average fair value at the date of grant for options granted during the six months ended July 31, 2006 was $12.680. The fair value was based on an expected life of six years, no dividend yield, an average interest rate of 5.09% and assumed volatility of 35%. Transactions for stock options for the period ended July 31, 2006 were as follows:

	Stock Options
			Weighted Average
			Remaining	Aggregate
	Number of	Weighted Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2006	1,116,718	$17.728
Granted	84,000	29.290
Exercised	(36,782)	10.464		$651
Canceled	—	—
Forfeited	—	—
Expired	—	—

Outstanding at July 31, 2006	1,163,936	$18.792	7.16	$11,928

Shares Exercisable	505,423	$11.999	4.48	$8,613

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues
Water and wastewater infrastructure	$134,328	$69,229	$251,021	$132,896
Mineral exploration	38,238	33,110	71,866	63,669
Energy	5,925	2,325	10,989	4,103
Other	8,655	1,438	9,987	2,092

Total revenues	$187,146	$106,102	$343,863	$202,760

Equity in earnings of affiliates
Mineral exploration	$1,139	$1,172	$1,504	$1,964
Water and wastewater infrastructure	—	(19)	—	308

Total equity in earnings of affiliates	$1,139	$1,153	$1,504	$2,272

Income from continuing operations before income taxes and minority interest
Water and wastewater infrastructure	$9,425	$7,164	$17,408	$12,690
Mineral exploration	7,189	5,554	12,174	9,682
Energy	1,921	352	3,978	420
Other	2,416	186	2,721	196
Unallocated corporate expenses	(4,777)	(3,264)	(9,218)	(6,682)
Interest	(2,498)	(1,106)	(4,629)	(2,076)

Total income from continuing operations before income taxes and minority interest	$13,676	$8,886	$22,434	$14,230

Geographic Information
Revenue
United States	$153,385	$76,791	$279,314	$145,895
Africa/Australia	21,172	19,796	40,165	38,922
Mexico	7,921	5,185	14,511	10,048
Other foreign	4,668	4,330	9,873	7,895

Total revenues	$187,146	$106,102	$343,863	$202,760

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
12. New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (FASB) released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation establishes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation will be effective for the Company in the first quarter of the fiscal year ending January 31, 2008. The Company is in the process of evaluating the expected effect of FIN 48 on its consolidated financial statements and is currently not yet in a position to determine such effects.
In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” which became effective for the Company in the second quarter of 2007. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP did not have an effect on the Company’s consolidated financial statements.
Item 1A. Risk Factors
There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2006.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Cautionary Language Regarding Forward-Looking Statements
This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “will,” “will be,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various commodities, unanticipated slowdowns in the Company’s major markets, the risks and uncertainties normally incident to the construction industry and exploration for and development and production of oil and gas, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Results of Operations
The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company’s consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

	Three Months		Six Months		Period-to-Period
	Ended July 31,		Ended July 31,		Change
					Three	Six
	2006	2005	2006	2005	Months	Months
Revenues:
Water and wastewater infrastructure	71.8%	65.3%	73.0%	65.6%	94.0%	88.9%
Mineral exploration	20.4	31.2	20.9	31.4	15.5	12.9
Energy	3.2	2.2	3.2	2.0	154.8	167.8
Other	4.6	1.3	2.9	1.0	501.9	377.4

Total net revenues	100.0%	100.0%	100.0%	100.0%	76.4	69.6

Cost of revenues	74.3	73.3	74.5	73.4	78.8	72.0

Gross profit	25.7	26.7	25.5	26.6	69.9	62.9
Selling, general and administrative expenses	14.0	14.6	14.1	16.0	69.6	50.2
Depreciation, depletion and amortization	4.0	3.8	4.2	4.0	84.3	80.2
Other income (expense):
Equity in earnings of affiliates	0.6	1.1	0.4	1.1	(1.2)	(33.8)
Interest	(1.3)	(1.0)	(1.3)	(1.0)	125.9	123.0
Other, net	0.3	0.0	0.2	0.3	4,307.7	58.9

Income from continuing operations before income taxes and minority interest	7.3	8.4	6.5	7.0	53.9	57.7
Income tax expense	3.5	4.1	3.1	3.4	49.6	53.6
Minority interest	0.0	0.0	0.0	0.0	*	*

Net income from continuing operations before discontinued operations	3.8	4.3	3.4	3.6	58.6	62.4
Loss from discontinued operations, net of tax	0.0	0.0	0.0	0.0	*	*

Net income	3.8%	4.3%	3.4%	3.6%	58.9%	62.6%

*	Not meaningful.
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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues
Water and wastewater infrastructure	$134,328	$69,229	$251,021	$132,896
Mineral exploration	38,238	33,110	71,866	63,669
Energy	5,925	2,325	10,989	4,103
Other	8,655	1,438	9,987	2,092

Total revenues	$187,146	$106,102	$343,863	$202,760

Equity in earnings of affiliates
Mineral exploration	$1,139	$1,172	$1,504	$1,964
Water and wastewater infrastructure	—	(19)	—	308

Total equity in earnings of affiliates	$1,139	$1,153	$1,504	$2,272

Income from continuing operations before income taxes and minority interest
Water and wastewater infrastructure	$9,425	$7,164	$17,408	$12,690
Mineral exploration	7,189	5,554	12,174	9,682
Energy	1,921	352	3,978	420
Other	2,416	186	2,721	196
Unallocated corporate expenses	(4,777)	(3,264)	(9,218)	(6,682)
Interest	(2,498)	(1,106)	(4,629)	(2,076)

Total income from continuing operations before income taxes and minority interest	$13,676	$8,886	$22,434	$14,230

Revenues for the three months ended July 31, 2006 increased $81,044,000, or 76.4%, to $187,146,000 while revenues for the six months ended July 31, 2006 increased $141,103,000, or 69.6%, to $343,863,000 from the same periods last year. Revenues were up across all divisions with the main increase in the water and wastewater infrastructure division, primarily resulting from the acquisition of Reynolds, Inc. (“Reynolds”) that closed on September 28, 2005. A further discussion of results of operations by division is presented below.
Gross profit as a percentage of revenues was 25.7% and 25.5% for the three and six months ended July 31, 2006 compared to 26.7% and 26.6% for the same periods last year. The decreases in gross profit percentage were primarily the result of reduced margins in the water and wastewater infrastructure division arising from a change in product mix with the acquisition of Reynolds. The impact of this product mix shift was partially offset by improved margins in the mineral exploration division due to improved pricing and efficiency and the energy division due to the increased production and pricing of unconventional gas.
Selling, general and administrative expenses was $26,236,000 and $48,600,000 for the three and six months ended July 31, 2006, compared to $15,472,000 and $32,362,000 for the same periods last year. The increases for the three and six months ended July 31, 2006, respectively, were primarily the result of $4,093,000 and $7,720,000 in expenses added from the Reynolds acquisition and from various other categories, including increases in compensation expense of $667,000 and $1,121,000 associated with stock options under SFAS 123R “Share-Based Payments,” additional incentive compensation expense of $2,034,000 and $2,450,000 from increased profitability and wage and benefit increases of $1,421,000 and $1,936,000.
Depreciation, depletion and amortization was $7,400,000 and $14,466,000 for the three and six months ended July 31, 2006, compared to $4,015,000 and $8,028,000 for the same periods last year. The increases for the three and six months ended July 31, 2006, respectively, were primarily the result of depreciation and amortization of $1,845,000 and $3,767,000 associated with the Reynolds acquisition and increased depletion expense of $880,000 and $1,587,000 resulting from the increase in production of unconventional gas from the Company’s energy operations.
Equity in earnings of affiliates for the three months ended July 31, 2006 was consistent with the prior year and for the six months ended July 31, 2006 decreased $768,000 to $1,504,000, compared to $2,272,000 for the same period in the prior year. The decrease for the six months reflects reduced earnings of $460,000 from foreign affiliates in mineral exploration and income in the prior year of $308,000 from a non-recurring domestic joint venture in the water and wastewater infrastructure division.

Interest expense was $2,498,000 and $4,629,000 for the three and six months ended July 31, 2006, compared to $1,106,000 and $2,076,000 for same periods last year. The increases were primarily a result of increases in the Company’s average borrowings for the period in conjunction with the financing of the Reynolds acquisition.
Other, net was $573,000 and $847,000 for the three and six months ended July 31, 2006, compared to $13,000 and $533,000 for the same periods last year. The increases were primarily due to gains on sales of non-strategic assets.
Income tax expense was recorded at an effective tax rate of 47.4% and 47.2% for the three and six months ended July 31, 2006 compared to an effective rate of 48.8% and 48.5% for the same periods last year. The improvement in the effective rates was primarily attributable to improved mix of pre-tax earnings, especially in international operations. The effective rates in excess of the statutory federal rate for the periods were due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.
Water and Wastewater Infrastructure Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues	$134,328	$69,229	$251,021	$132,896
Income from continuing operations before income taxes	9,425	7,164	17,408	12,690
At the beginning of the first quarter, the Company established the water and wastewater infrastructure division. The division is a combination of the Company’s legacy water businesses, its geoconstruction division and the Reynolds company.
Water and wastewater infrastructure revenues increased 94.0% to $134,328,000 and 88.9% to $251,021,000 for the three and six months ended July 31, 2006, compared to $69,229,000 and $132,896,000 for the same periods last year. The increases in revenues were primarily attributable to revenues of $58,321,000 and $105,265,000 from the Company’s acquisition of Reynolds and additional revenues of $5,293,000 and $8,282,000 from the Company’s continued expansion into water treatment markets for the three and six months ended July 31, 2006.
Income from continuing operations for the water and wastewater infrastructure division increased 31.6% to $9,425,000 for the three months ended July 31, 2006, and 37.2% to $17,408,000 for the six months ended July 31, 2006, compared to $7,164,000 and $12,690,000 for the same periods last year. The increases in income from continuing operations for the three and six months ended July 31, 2006 were primarily attributable to income of $3,242,000 and $5,389,000 from the Reynolds acquisition and an increase in earnings of the Company’s water treatment initiatives of $1,945,000 and $2,223,000, partially offset by reduced operating earnings from the geoconstruction operation of $1,280,000 and $1,822,000 as a result of a slowdown of activity in the second quarter, as well as increased benefits and legal costs.
Mineral Exploration Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues	$38,238	$33,110	$71,866	$63,669
Income from continuing operations before income taxes	7,189	5,554	12,174	9,682
Mineral exploration revenues increased 15.5% to $38,238,000 and 12.9% to $71,866,000 for the three and six months ended July 31, 2006, compared to revenues of $33,110,000 and $63,669,000 for the same periods last year. The increases for the periods were primarily attributable to continued strength in worldwide exploration activity as a result of the relatively high gold and base metal prices.
Income from continuing operations for the mineral exploration division increased 29.4% to $7,189,000 and 25.7% to $12,174,000 for the three and six months ended July 31, 2006, compared to $5,554,000 and $9,682,000 for the same periods last year. The improved earnings in the division were primarily attributable to the impact of increased exploration activity in most of the Company’s markets. The improved earnings were partially offset by a decrease for the six months of $460,000 in equity earnings of affiliates caused by weather related delays in Latin America in the first quarter and increases in accrued incentive compensation of $397,000 and $683,000 for the three and six months due to higher profitability in the current year.

Energy Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues	$5,925	$2,325	$10,989	$4,103
Income from continuing operations before income taxes	1,921	352	3,978	420
Energy division revenues increased $3,600,000, or 154.8%, to $5,925,000 and $6,886,000, or 167.8%, to $10,989,000 for the three and six months ended July 31, 2006, compared to revenues of $2,325,000 and $4,103,000 for the same periods last year. The increase in revenues was primarily attributable to increased production from the Company’s unconventional gas properties and higher natural gas prices.
Income from continuing operations increased $1,569,000, or 445.7%, to $1,921,000 and $3,558,000, or 847.1%, to $3,978,000 for the three and six months ended July 31, 2006, compared to $352,000 and $420,000 for the same periods last year. The increases in income from continuing operations were due to the increase in revenues noted above.
Other
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2006	2005	2006	2005
Revenues	$8,655	$1,438	$9,987	$2,092
Income from continuing operations before income taxes	2,416	186	2,721	196
The increases in revenues and income from continuing operations in both the three and six month periods ended July 31, 2006 as compared to the prior year were primarily due to a contract to provide equipment and supplies to an international oil exploration company. Revenues of $7,489,000 were recognized during the second quarter as the equipment and supplies were delivered and accepted. Some additional revenues will occur over the balance of the fiscal year, although not to the extent of the second quarter.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses were $4,777,000 and $9,218,000 for the three and six months ended July 31, 2006, compared to $3,264,000 and $6,682,000 for the same periods last year. The increases for the three and six months ended July 31, 2006 were primarily due to the recognition of compensation expense under SFAS No. 123R (revised December 2004), “Share Based Payments” of $667,000 and $1,121,000, increases in wage and benefit costs of $547,000 and $651,000 and increases in consulting services of $184,000 and $428,000.
Changes in Financial Condition
Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.
The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $100,000,000 of unsecured notes available to be issued before September 15, 2007. At July 31, 2006, the Company has $60,000,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds a revolving credit facility (the “Credit Agreement”) composed of an unsecured $130,000,000 revolving facility, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). Amounts outstanding under the Credit Agreement are due and payable September 28, 2010. At July 31, 2006, the Company had $92,000,000 outstanding under the Credit Agreement (see Note 5 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at July 31, 2006 and expects to remain in compliance through the foreseeable future.
The Company’s working capital as of July 31, 2006 and July 31, 2005 was $84,031,000 and $73,289,000, respectively. The increase in working capital at July 31, 2006 was attributable to working capital acquired in the Reynolds acquisition, offset by other working capital decreases of $10,855,000. The decrease is primarily a combination of reduced inventory levels in international operations, higher accounts payable balances due to increased operating activity and capital expenditures, and higher taxes payable on improved operations, offset by higher cash balances. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2007.
Operating Activities
Cash from operating activities was $22,203,000 for the six months ended July 31, 2006 as compared to cash used of $6,474,000 for the six months ended July 31, 2005. The improvement was primarily due to increased earnings and improved working capital requirements.
Investing Activities
The Company’s capital expenditures, net of disposals, of $35,708,000 for the six months ended July 31, 2006, were directed primarily toward the Company’s expansion into unconventional gas exploration and production. The expenditures related to the Company’s unconventional gas efforts totaled $21,203,000 for the six months ended July 31, 2006, including the construction of gas pipeline infrastructure near the Company’s development projects. Also, during the six months ended July 31, 2006, the Company invested $3,940,000 to acquire the business of Collector Wells International, Inc., invested $1,500,000 to acquire certain producing oil and gas properties and mineral interests, paid cash purchase price adjustments in accordance with the Reynolds purchase agreement of $6,120,000, and had net changes in restricted funds of $3,710,000 as a result of activity in the Reynolds Escrow Fund (see Note 2 of the Notes to Consolidated Financial Statements).
Financing Activities
For the six months ended July 31, 2006, the Company had net borrowings of $23,100,000 under its credit facilities primarily to fund capital expenditures.
The Company’s contractual obligations and commercial commitments as of July 31, 2006, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior notes	$60,000	$—	$26,667	$26,666	$6,667
Credit agreement	92,000	—	—	92,000	—
Operating leases	15,125	4,640	7,735	2,437	313
Mineral interest obligations	479	92	181	179	27

Total contractual cash obligations	167,604	4,732	34,583	121,282	7,007

Standby letters of credit	6,915	6,915	—	—	—
Asset retirement obligations	753	—	—	—	753

Total contractual obligations and commercial commitments	$175,272	$11,647	$34,583	$121,282	$7,760

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
Accrued Insurance Expense – The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a self-insured limit. Costs estimated to be incurred in the future for employee medical benefits, property, workers’ compensation and casualty insurance programs resulting from claims which have occurred are accrued currently. These estimated costs are primarily based on actuarially determined projections of future payments under these programs. Should a greater amount of insurance claims occur compared to what was estimated or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs would have to be recorded in the consolidated financial statements.

Under the terms of the Company’s agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies. These required payments are not expected to significantly impact liquidity in future periods.
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
The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties, as adjusted for asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of the ceiling test generally requires pricing future revenues at the unescalated prices in effect as of the last day of the period, with effect given to the Company’s fixed-price physical delivery contracts, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.
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
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2006 Form 10-K and Note 5 of this Form 10-Q. As of July 31, 2006, $60,000,000 of the Company’s long-term debt outstanding carries a fixed-rate and $92,000,000 is variable rate debt. An instantaneous change in interest rates of one percentage point would change the Company’s annual interest expense by $920,000.

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
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income from continuing operations for the three months ended July 31, 2006 and 2005. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of July 31, 2006, the Company held contracts for physical delivery of 3,312,000 million British Thermal Units (“MMBtu”) of natural gas at prices ranging from $8.89 to $9.65 per MMBtu. The estimated fair value of such contracts at July 31, 2006 was $1,198,000. We estimate that a ten percent change in the price of natural gas would have impacted income from continuing operations before taxes by approximately $811,000 for the six months ended July 31, 2006.
ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended July 31, 2006, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, for the period ended July 31, 2006, the Company concluded that its internal control over financial reporting is effective as of July 31, 2006. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation. The Company excluded from its assessment any changes in internal control over financial reporting at the Reynolds, Inc. business, which was acquired on September 28, 2005, and whose financial statements reflect total assets and revenues constituting 34% and 31%, respectively, of the related consolidated financial statement amounts as of and for the six months ended July 31, 2006. The Company will include Reynolds, Inc. in its evaluation of the design and effectiveness of internal control over financial reporting as of January 31, 2007.

PART II
ITEM 1 — Legal Proceedings
     NONE
ITEM 2 — Changes in Securities
     NOT APPLICABLE
ITEM 3 — Defaults Upon Senior Securities
     NOT APPLICABLE
ITEM 4 — Submission of Matters to a Vote of Security Holders
                  An annual meeting of stockholders was held on June 8, 2006. Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:
a)	Election of David A. B. Brown as a Class II Director to hold office for a term expiring at the 2009 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority

11,044,591	0	3,291,683
b)	Election of Jeffrey J. Reynolds as a Class II Director to hold office for a term expiring at the 2009 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority

11,291,559	0	3,044,715
c)	Approval of the Layne Christensen Company 2006 Equity Incentive Plan:

For	Against	Withheld Authority

12,178,846	2,148,413	9,015
d)	Approval of the proposal to amend the Restated Certificate of Incorporation of Layne Christensen Company to declassify the Board of Directors:

For	Against	Withheld Authority

12,521,026	430,257	71,485
e)	Ratification and approval of the selection of the accounting firm of Deloitte and Touche LLP as the independent public accountants of the Company for the fiscal year ended January 31, 2007:

For	Against	Withheld Authority

14,284,910	43,639	7,725
ITEM 5 — Other Information
     NONE

ITEM 6 — Exhibits and Reports on Form 8-K
     a) Exhibits

10(1)	Amendment No. 1 to Amended and Restated Loan Agreement, dated June 16, 2006, by and among Layne Christensen Company and LaSalle Bank National Association (“LaSalle”), as Administrative Agent, and LaSalle and the other Lenders a party thereto.

10(2)	Letter Amendment No. 3 to Master Shelf Agreement, dated as of June 16, 2006, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time.

10(3)	Layne Christensen Company 2006 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed June 14, 2006, and incorporated herein by reference).

10(4)	Form of Incentive Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(e) to the Registrant’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by reference).

10(5)	Form of Nonqualified Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(f) to the Registrant’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by reference).

10(6)	Form of Nonqualified Stock Option Agreement between the Company and non-employee directors of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(g) to the Registrant’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by reference).

10(7)	Form of Restricted Stock Award Agreement between the Company and Management of the Company for use with the 2006 Equity Incentive Plan.

10(8)	Layne Christensen Company Water and Wastewater Infrastructure Group Incentive Compensation Plan (filed as Exhibit 10.1 to the Registrant’s Form 8-K, filed August 28, 2006, and incorporated herein by reference).

31(1)	Section 302 Certification of Chief Executive Officer of the Company.

31(2)	Section 302 Certification of Chief Financial Officer of the Company.

32(1)	Section 906 Certification of Chief Executive Officer of the Company.

32(2)	Section 906 Certification of Chief Financial Officer of the Company.
     b) Reports on Form 8-K
Form 8-K filed on May 19, 2006, related to the goals for Fiscal 2007 for certain executive officers of the Company under the Company’s Executive Incentive Compensation Plan.

Form 8-K filed May 31, 2006, related to the Company’s first quarter press release.

Form 8-K filed May 31, 2006, setting forth an amendment to the Company’s 2006 Equity Incentive Plan subject to Stockholder approval at the Company’s 2006 Annual Meeting.

Form 8-K filed June 14, 2006, regarding the adoption of the Company’s 2006 Equity Incentive Plan and the approval thereof by the Stockholders of the Company.

* * * * * * * * * *
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)
DATE: September 11, 2006	/s/ A.B. Schmitt
A.B. Schmitt, President
and Chief Executive Officer

DATE: September 11, 2006	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer