Form 10-Q
period 2006-10-31
LAYNE CHRISTENSEN CO
filed 2006-12-08
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
Yes ☐ No ☑
     There were 15,390,242 shares of common stock, $.01 par value per share, outstanding on November 20, 2006.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	October 31,	January 31,
	2006	2006
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,710	$17,983
Customer receivables, less allowance of $6,410 and $5,573, respectively	102,529	91,159
Costs and estimated earnings in excess of billings on uncompleted contracts	45,674	36,538
Inventories	18,043	16,663
Deferred income taxes	15,014	11,976
Income taxes receivable	199	1,284
Other	4,769	5,975

Total current assets	203,938	181,578

Property and equipment:
Land	8,402	9,486
Buildings	21,107	19,595
Machinery and equipment	240,942	222,531
Gas transportation facilities and equipment	23,794	12,526
Oil and gas properties	54,825	34,308
Mineral interest in oil and gas properties	10,193	8,430

	359,263	306,876
Less — Accumulated depreciation and depletion	(166,984)	(148,751)

Net property and equipment	192,279	158,125

Other assets:
Investment in affiliates	23,195	21,741
Goodwill	61,293	57,857
Other intangible assets, net	16,212	16,948
Restricted cash	5,709	9,143
Other	4,964	3,943

Total other assets	111,373	109,632

	$507,590	$449,335

See Notes to Consolidated Financial Statements.
— Continued —

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share data)

	October 31,	January 31,
	2006	2006
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$50,854	$43,695
Accrued compensation	25,888	20,025
Cash purchase price adjustments	—	6,120
Accrued insurance expense	6,458	5,562
Other accrued expenses	17,059	12,212
Income taxes payable	8,950	2,606
Billings in excess of costs and estimated earnings on uncompleted contracts	31,462	21,362

Total current liabilities	140,671	111,582

Noncurrent and deferred liabilities:
Long-term debt	131,000	128,900
Acquisition escrow obligations	9,287	9,143
Accrued insurance expense	6,344	6,228
Deferred income taxes	21,274	19,555
Other	2,706	2,301

Total noncurrent and deferred liabilities	170,611	166,127

Common stock, par value $.01 per share, 30,000,000 shares authorized, 15,390,242 and 15,233,472 shares issued and outstanding, respectively	154	152
Capital in excess of par value	145,939	141,067
Retained earnings	57,489	37,893
Accumulated other comprehensive loss	(7,247)	(7,442)
Unearned compensation	(27)	(44)

Total stockholders’ equity	196,308	171,626

	$507,590	$449,335

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
	2006	2005	2006	2005
Revenues	$185,824	$113,526	$529,687	$316,286
Cost of revenues (exclusive of depreciation shown below)	135,502	83,457	391,587	232,326

Gross profit	50,322	30,069	138,100	83,960
Selling, general and administrative expenses	26,724	16,834	75,324	49,196
Depreciation, depletion and amortization	8,673	5,094	23,139	13,122
Other income (expense):
Equity in earnings of affiliates	1,388	972	2,892	3,244
Interest	(2,551)	(1,577)	(7,180)	(3,653)
Other, net	452	471	1,299	1,004

Income from continuing operations before income taxes and minority interest	14,214	8,007	36,648	22,237
Income tax expense	6,452	3,716	17,052	10,618
Minority interest	—	(10)	—	(50)

Net income from continuing operations before discontinued operations	7,762	4,281	19,596	11,569
Gain (loss) from discontinued operations, net of income tax	—	5	—	(4)

Net income	$7,762	$4,286	$19,596	$11,565

Basic income per share:
Net income from continuing operations	$0.51	$0.31	$1.28	$0.89
Loss from discontinued operations, net of income taxes	—	—	—	—

Income per share	$0.51	$0.31	$1.28	$0.89

Diluted income per share:
Net income from continuing operations	$0.50	$0.31	$1.27	$0.86
Loss from discontinued operations, net of income taxes	—	—	—	—

Net income per share	$0.50	$0.31	$1.27	$0.86

Weighted average shares outstanding	15,334,000	13,697,000	15,282,000	12,988,000
Dilutive stock options	190,000	234,000	190,000	515,000

	15,524,000	13,931,000	15,472,000	13,503,000

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Nine Months
	Ended October 31,
	(unaudited)
	2006	2005
Cash flow from (used in) operating activities:
Net income	$19,596	$11,565
Adjustments to reconcile net income to cash from operations:
Loss from discontinued operations, net of tax	—	4
Depreciation, depletion and amortization	23,139	13,122
Deferred income taxes	(2,064)	1,584
Share-based compensation	1,661	—
Equity in earnings of affiliates	(2,892)	(3,244)
Dividends received from affiliates	1,038	1,316
Minority interest	—	50
Gain on sale of joint venture	—	(1,289)
(Gain) loss from disposal of property and equipment	(789)	325
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in customer receivables	(10,275)	(12,310)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(8,721)	(2,784)
Increase in inventories	(1,067)	(918)
(Increase) decrease in other current assets	1,243	(779)
Increase in accounts payable and accrued expenses	25,412	4,259
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	10,012	(202)
Other, net	(729)	(71)

Cash from continuing operations	55,564	10,628
Cash from discontinued operations	—	27

Cash from operating activities	55,564	10,655

Cash flow from (used in) investing activities:
Additions to property and equipment	(23,899)	(15,413)
Additions to gas transportation facilities and equipment	(11,268)	(3,189)
Additions to oil and gas properties	(19,441)	(6,989)
Additions to mineral interests in oil and gas properties	(1,339)	(1,902)
Proceeds from disposal of property and equipment	3,372	849
Proceeds from sale of joint venture	—	2,355
Acquisition of businesses, net of cash acquired	(3,809)	(60,351)
Acquisition of oil and gas transportation facilities and equipment	(1,500)	(1,445)
Acquisition of oil and gas properties and mineral interests	—	(4,704)
Payment of cash purchase price adjustments on prior year acquisition	(6,120)	—
Deposit of cash into restricted accounts	(1,887)	—
Release of cash from restricted accounts	5,597	—
Net investment in affiliates	400	(69)

Cash used in investing activities	(59,894)	(90,858)

Cash flow from (used in) financing activities:
Borrowings under revolving credit facility	267,400	273,255
Repayments under revolving credit facility	(265,300)	(197,755)
Debt issuance costs	—	(605)
Payments on DrillCorp promissory note	—	(960)
Issuance of common stock upon exercise of stock options	1,161	3,216
Excess tax benefit on exercise of share-based instruments	571	—

Cash from financing activities	3,832	77,151

Effects of exchange rate changes on cash	225	(257)

Net decrease in cash and cash equivalents	(273)	(3,309)
Cash and cash equivalents at beginning of period	17,983	14,408

Cash and cash equivalents at end of period	$17,710	$11,099

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
Other Long-lived Assets — In evaluating the carrying value of long-lived assets, including the Company’s gas transportation facilities and equipment, the Company performs an analysis of the anticipated future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation. The Company believes at this time that the carrying values and useful lives of its long-lived assets continues to be appropriate.
Restricted Cash — Restricted cash as of October 31, 2006 was escrow funds of $5,709,000 associated with the acquisition of Reynolds as described in Note 2 of the Notes to Consolidated Financial Statements.
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
Litigation and Other Contingencies — The Company is involved in litigation incidental to its business and accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change. While the disposition of these claims is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows, it is possible that future results of operations for any particular quarterly or annual period could be affected by changes in the Company’s estimates related to these proceedings.
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
Stock-based Compensation — The Company adopted SFAS No. 123R (revised December 2004), “Shared-Based Payment” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company has elected to adopt the new standard using the Modified Prospective Method which requires recognition of compensation expense related to all unvested share-based instruments as of the effective date over the remaining term of the instrument. An expense of $540,000 and $1,661,000 was recognized in the three and nine months ended October 31, 2006, respectively, as a result of the adoption of this method. The total income tax benefit recognized on this expense in the three and nine months ended October 31, 2006 was $165,000 and $511,000, respectively. The Modified Prospective Method has no financial impact on prior fiscal years. As of October 31, 2006, the Company had unrecognized compensation expense of $5,456,000 to be recognized over a weighted average period of 2.90 years. The Company determines the fair value of stock-based compensation using the Black-Scholes model.
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
Pro forma net income and earnings per share for the three and nine months ended October 31, 2005, determined as if the SFAS No. 123 Method had been applied, is presented in the following table (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended October 31,	Ended October 31,
	2005	2005
Net income, as reported	$4,286	$11,565
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(96)	(218)

Pro forma net income	$4,190	$11,347

Income per share:
Basic — as reported	$0.31	$0.89

Basic — pro forma	$0.31	$0.87

Diluted — as reported	$0.31	$0.86

Diluted — pro forma	$0.30	$0.84

Consolidated Statements of Cash Flows — Highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash equivalents.
Supplemental Cash Flow Information — The amounts paid for income taxes and interest are as follows (in thousands):

	Nine Months Ended October 31,
	2006	2005
Income taxes	$10,871	$3,756
Interest	7,012	3,526

Supplemental Disclosure of Non-Cash Investing and Financing Activities — The Company had earnings on restricted cash of $144,000 for the nine months ended October 31, 2006, which was treated as a non-cash item as it was restricted for the account of the escrow beneficiaries.
2. Acquisitions
In July 2006, the Company purchased certain gas wells and mineral interests in oil and gas properties from an unrelated operator for $1,500,000 in cash. The acquisition complemented the Company’s existing operation in the mid-continent region of the United States. The purchase price was allocated $1,076,000 to oil and gas properties and $424,000 to mineral interests in oil and gas properties.
On June 16, 2006 (the “CWI Closing Date”), the Company acquired 100% of the stock of Collector Wells International, Inc. (“CWI”), a privately held specialty water services company that designs and constructs water supply systems. CWI will be combined with a similar service line acquired in the acquisition of Reynolds, Inc. The purchase price for CWI was $5,442,000, consisting of $3,150,000 cash, 45,563 shares of Layne common stock (valued at $1,263,000), cash purchase price adjustments and costs of $1,029,000. Layne common stock was valued in the transaction based upon a five-day average of the closing price of the stock two days before and two days after the CWI Closing Date. The stock was placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement and will be released in three annual installments. The cash purchase price adjustments are based on the amount by which working capital at the CWI Closing Date exceeded a threshold amount established in the purchase agreement.
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
The purchase price has been allocated based on the fair value of the assets and liabilities acquired, determined based on CWI’s historical cost basis of assets and liabilities and other analyses. Such amounts may be subject to revision as CWI is integrated into the Company and the revisions may be significant and will be recorded by the Company as further adjustments to the purchase price allocation.
Based on the Company’s allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position (in thousands):

Working capital	$1,016
Property and equipment	1,580
Goodwill	3,436
Deferred income taxes	(590)

Total purchase price	$5,442

The results of operations of CWI have been included in the Company’s consolidated Statements of Income as of the CWI Closing Date. The acquisition did not have a significant effect on the Company’s results of operations or cash flows.
On September 28, 2005 (the “Reynolds Closing Date”), the Company acquired 100% of the outstanding stock of Reynolds, Inc. (“Reynolds”), a privately held company and a major supplier of products and services to the water and wastewater industries. The acquisition will expand the capabilities of the Company in the areas of water and wastewater infrastructure. Reynolds’ primary service lines include designing and building of water and wastewater treatment plants, water and wastewater transmission lines, cured in place pipe (“CIPP”) services for sewer rehabilitation, water supply wells and Ranney collector wells.
The purchase price for Reynolds was $112,356,000, consisting of $60,000,000 cash, 2,222,216 shares of Layne common stock (valued at $45,053,000), cash purchase price adjustments of $6,120,000 (paid in subsequent periods) and costs of $1,183,000. Layne common stock was valued in the transaction based upon a five-day average of the closing price of the stock two days before and two days after the terms of the acquisition were agreed to and publicly announced. Of the cash and stock consideration, $9,000,000 and 333,333 shares of Layne common stock were placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement (the “Reynolds Escrow Fund”). The cash purchase price adjustments consist primarily of an adjustment based on the amount by which working capital at the Reynolds Closing Date exceeded a threshold amount established in the purchase agreement. Pursuant to the purchase agreement, this amount was paid to the Reynolds shareholders during April 2006 from the Reynolds Escrow Fund, which will be replenished during the twenty-four months following the Reynolds Closing Date based on the collection of certain contract retainage amounts. The balance of the Reynolds Escrow Fund, including any investment earnings or losses, will be released to the Reynolds shareholders twenty four months following the Reynolds Closing Date, subject to any pending claims. The cash portion of the Reynolds Escrow Fund and related obligations to the Reynolds’ shareholders are recorded in the Company’s consolidated balance sheet as “Restricted cash” and “Acquisition escrow obligation.”
In addition, there is contingent consideration up to a maximum of $15,000,000 (the “Reynolds Earnout Amount”), which is based on Reynolds’ operating performance over a period of thirty-six months following the Reynolds Closing Date (the “Reynolds Earnout Period”). The Reynolds Earnout Amount is based on a multiple of Reynolds’ earnings before interest, taxes, depreciation and amortization which exceed a threshold amount during the Reynolds Earnout Period. If earned, the contingent payment will be paid 60% in cash and 40% in Layne common stock, subject to stockholder approval of the shares to be issued, if required. Any shares not approved for issuance will be paid in cash. Any portion of the Reynolds Earnout Amount which is ultimately paid will be accounted for as additional purchase consideration.
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

The results of operations of Reynolds have been included in the Company’s consolidated Statements of Income as of the Reynolds Closing Date. Assuming Reynolds had been acquired as of the beginning of the period, the unaudited pro forma consolidated revenues, net income from continuing operations, net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues	$185,824	$155,135	$529,687	$454,052
Net income from continuing operations	7,762	4,882	19,596	14,829
Net income	7,762	4,887	19,596	14,825
Basic earnings per share from continuing operations	$0.51	$0.31	$1.28	$0.97

Diluted earnings per share from continuing operations	$0.50	$0.30	$1.27	$0.94

Basic earnings per share	$0.51	$0.31	$1.28	$0.97

Diluted earnings per share	$0.50	$0.30	$1.27	$0.94

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
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations for Toledo and Layne Canada have been classified as discontinued operations. The discontinued operations had no revenue for the three or nine months ended October 31, 2006 or 2005. The impact of discontinued operations, net of income taxes, was a gain of $5,000 for the three months and a loss of $4,000 for the nine months ended October 31, 2005.
4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	October 31, 2006			January 31, 2006
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill (non tax deductible)	$61,293	$—		$57,857	$—

Other amortizable intangible assets:
Tradenames	$16,000	(663)	32	$16,000	$(204)	32
Customer-related	227	(109)	2	227	(34)	2
Patents	359	(130)	3	359	(40)	3
Non-competition agreements	379	(115)	5	379	(58)	5
Other	724	(460)	23	730	(411)	23

Total amortizable intangible assets	$17,689	$(1,477)		$17,695	$(747)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 30 years. Total amortization expense for other intangible assets was $730,000 and $69,000 for the nine months ended October 31, 2006 and 2005, respectively, and $244,000 and $31,000 for the three months ended October 31, 2006 and 2005, respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

	Water and Wastewater
	Energy	Infrastructure	Total
Balance February 1, 2006	$950	$56,907	$57,857
Additions	—	3,436	3,436

Balance, October 31, 2006	$950	$60,343	$61,293

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
Also, concurrent with the acquisition of Reynolds, the Company expanded its existing revolving credit facility with LaSalle Bank National Association, as Administrative Agent, and a group of additional banks by entering into an Amended and Restated Loan Agreement (the “Credit Agreement”) with LaSalle Bank National Association, as Administrative Agent and as Lender (the “Administrative Agent”), and the other Lenders listed therein (the “Lenders”), which increased the Company’s revolving loan commitment from $40,000,000 to $130,000,000, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). Approximately $80,000,000 of the facility was used to pay the cash portion of the acquisition of Reynolds and refinance the outstanding borrowings under the previous credit agreement. The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.00% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable September 24, 2010. On October 31, 2006, there were letters of credit of $9,910,000 and borrowings of $71,000,000 outstanding on the Credit Agreement resulting in available capacity of $49,090,000.
The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of October 31, 2006.
Debt outstanding as of October 31, 2006 and January 31, 2006 was as follows (in thousands):

	October 31,	January 31,
	2006	2006
Long-term debt:
Credit Agreement	$71,000	$68,900
Senior Notes	60,000	60,000

Total long-term debt	$131,000	$128,900

6. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of October 31, 2006, the Company had committed to deliver 3,965,000 million British Thermal Units (“MMBtu”) of natural gas through March 2008. The prices on these contracts range from $8.51 to $9.66 per MMBtu.
The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at October 31, 2006 was $5,202,000.
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
The Company held option contracts with an aggregate U.S. dollar notional value of $2,500,000 as of October 31, 2006 to hedge the risks associated with forecasted Australian dollar denominated costs in its African operations. The contracts settle in various increments through January 2007. The fair value of the instruments of $87,000 at October 31, 2006 was recorded in other current assets and in accumulated other comprehensive income net of income taxes of $34,000. Aggregate losses of $67,000 on foreign currency hedging transactions were recognized for the nine months ended October 31, 2006 as the forecasted transactions being hedged occurred and were recorded primarily in cost of revenues in the Company’s Consolidated Statements of Income.
7. Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) are summarized as follows (in thousands):

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	2006	2005	2006	2005
Net income	$7,762	$4,286	$19,596	$11,565
Other comprehensive income (loss),net of taxes:
Foreign currency translation adjustments	(60)	(36)	142	(346)
Change in unrecognized pension liability	—	—	—	(154)
Unrealized gain (loss) on foreign exchange contracts	(56)	(55)	53	12

Other comprehensive income	$7,646	$4,195	$19,791	$11,077

The components of accumulated other comprehensive loss for the nine months ended October 31, 2006 and 2005 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2006	$(7,442)	$—	$—	$(7,442)
Period change	142	—	53	195

Balance, October 31, 2006	$(7,300)	$—	$53	$(7,247)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2005	$(7,165)	$(1,902)	$—	$(9,067)
Period change	(346)	(154)	12	(488)

Balance, October 31, 2005	$(7,511)	$(2,056)	$12	$(9,555)

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
Net periodic pension cost for the three and nine months ended October 31, 2006 and 2005 includes the following components (in thousands):

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	2006	2005	2006	2005
Service cost	$22	$18	$64	$54
Interest cost	110	109	329	327
Expected return on assets	(130)	(121)	(387)	(363)
Net amortization	62	67	185	201

Net periodic pension cost	$64	$73	$191	$219

The Company has recognized the full amount of its actuarially determined pension liability and the related intangible asset (if applicable). The unrecognized pension cost has been recorded as a charge to consolidated stockholders’ equity after giving effect to the related future tax benefit.
The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three and nine months ended October 31, 2006 and 2005 include the following components (in thousands):

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	2006	2005	2006	2005
Service cost	$25	$30	$75	$90
Interest cost	22	19	66	57

Net periodic pension cost	$47	$49	$141	$147

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
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock up to an aggregate of 2,600,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of October 31, 2006, there were 513,000 shares available to be granted under the plans. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.
Significant option groups outstanding at October 31, 2006, and related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)
4/97	3,264	3,264	$11.400	6
2/98	100,000	100,000	14.000	15
4/98	5,144	5,144	10.290	18
4/99	9,773	9,773	4.125	30
4/99	117,375	117,375	5.250	30
2/00	3,500	3,500	5.500	40
4/00	16,885	16,885	3.495	42
8/00	2,500	2,500	5.125	46
6/04	25,000	25,000	16.600	92
6/04	251,589	125,795	16.650	93
6/05	12,000	12,000	17.540	105
9/05	250,000	62,500	23.050	109
1/06	210,231	—	27.870	112
6/06	12,000	12,000	29.290	117
6/06	70,000	—	29.290	117
10/06	3,000	3,000	30.110	120

	1,092,261	498,736

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of five to ten years from the date of grant and generally vest ratably over periods of four to five years. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the plans) and for equitable adjustments in the event of changes in the Company’s equity structure. The Company does not expect any unvested shares to be forfeited. The fair value of options at date of grant was estimated using the Black-Scholes model. The weighted average fair value at the date of grant for options granted during the nine months ended October 31, 2006 was $12.679. The fair value was based on an expected life of six years, no dividend yield, an average interest rate of 4.95% and assumed volatility of 35%. Transactions for stock options for the period ended October 31, 2006 were as follows:

	Stock Options
			Weighted Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic Value
	Options	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2006	1,116,718	$17.728
Granted	87,000	29.318
Exercised	(110,207)	10.535		$2,019
Canceled	—	—
Forfeited	(1,250)	16.65		$16,750
Expired	—	—

Outstanding at October 31, 2006	1,092,261	$18.185	7.18	$11,023

Shares Exercisable	498,736	$13.534	5.05	$7,858

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues
Water and wastewater infrastructure	$136,586	$77,596	$387,607	$210,542
Mineral exploration	39,749	30,764	111,615	94,433
Energy	6,814	3,733	17,803	7,836
Other	2,675	1,433	12,662	3,475

Total revenues	$185,824	$113,526	$529,687	$316,286

Equity in earnings of affiliates
Mineral exploration	$1,388	$874	$2,892	$2,838
Water and wastewater infrastructure	—	98	—	406

Total equity in earnings of affiliates	$1,388	$972	$2,892	$3,244

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Income from continuing operations before income taxes and minority interest
Water and wastewater infrastructure	$10,015	$7,725	$27,423	$20,415
Mineral exploration	7,789	3,375	19,963	13,057
Energy	2,362	1,011	6,340	1,431
Other	829	230	3,550	426
Unallocated corporate expenses	(4,230)	(2,757)	(13,448)	(9,439)
Interest	(2,551)	(1,577)	(7,180)	(3,653)

Total income from continuing operations before income taxes and minority interest	$14,214	$8,007	$36,648	$22,237

Revenues by geographic region
United States	$148,406	$86,876	$431,720	$232,771
Africa/Australia	23,054	16,815	60,219	55,737
Mexico	9,423	5,804	22,934	15,852
Other foreign	4,941	4,031	14,814	11,926

Total revenues	$185,824	$113,526	$529,687	$316,286

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
12. New Accounting Pronouncements
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Quantifying Misstatements” (“SAB 108”), which states that registrants should use both a balance sheet (“iron curtain”) approach and an income statement (rollover) approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under this dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material based on the approach in the bulletin. The Company will be required to adopt this bulletin in the fourth quarter of the fiscal year ending January 31, 2007. The Company is in the process of evaluating the expected effect of SAB 108 on its consolidated financial statements and is not currently in a position to determine such effects.
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company will be required to adopt this standard in the first quarter of the fiscal year ending January 31, 2009. The Company is in the process of evaluating the expected effect of SFAS 157 on its consolidated financial statements and is not currently in a position to determine such effects.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which amends SFAS 87 and SFAS 106 by addressing certain deficiencies in the original pension accounting guidance. SFAS 158 requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its year-end balance sheet. In addition, SFAS 158 also generally requires a company to measure its plan assets and benefit obligations as of its fiscal year-end balance sheet date (with certain exceptions). The Company will be required to adopt this standard in the fiscal year ending January 31, 2007. The Company is in the process of evaluating the expected effect of SFAS 158 on its consolidated financial statements and is not currently in a position to determine such effects.
In July 2006, the FASB released FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. This interpretation establishes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. This interpretation will be effective for the Company in the first quarter of the fiscal year ending January 31, 2008. The Company is in the process of evaluating the expected effect of FIN 48 on its consolidated financial statements and is not currently in a position to determine such effects.
In April 2006, the FASB issued FASB Staff Position FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R),” (“FSP FIN 46(R)-6”) which became effective for the Company in the second quarter of 2007. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying FASB Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this pronouncement did not have an effect on the Company’s consolidated financial statements.
13. Subsequent Events
In November 2006, the Company acquired 100% of the stock of Underground Infrastructure Group (“UIG”), a privately held provider of CIPP services for sewer line rehabilitation in the United States. UIG will geographically expand the Company’s existing sewer line rehabilitation services. The preliminary purchase price was $28.6 million in cash, subject to a post-closing adjustment based on the closing balance sheet.
This acquisition of UIG was financed with the Company’s Credit Agreement, which, concurrent with the acquisition of UIG, wa amended to increase the revolving loan commitment from $130,000,000 to $200,000,000. The Credit Agreement remains unsecured and provides for interest at variable rates equal to, at the Company’s option, a Libor rate plus 0.75% to 2.00% per annum or a base rate, as defined in the facility, plus up to 0.50% per annum, depending on the Company’s leverage ratio.
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

	Three Months		Nine Months		Period-to-Period
	Ended		Ended		Change
	October 31,		October 31,		Three	Nine
	2006	2005	2006	2005	Months	Months
Revenues:
Water and wastewater infrastructure	73.5%	68.4%	73.2%	66.6%	76.0%	84.1%
Mineral exploration	21.4	27.1	21.1	29.9	29.2	18.2
Energy	3.7	3.3	3.4	2.5	82.5	127.2
Other	1.4	1.2	2.3	1.0	86.7	264.4

Total net revenues	100.0%	100.0%	100.0%	100.0%	63.7	67.5
Cost of revenues	72.9	73.5	73.9	73.5	62.4	68.6

Gross profit	27.1	26.5	26.1	26.5	67.4	64.5
Selling, general and administrative expenses	14.4	14.8	14.2	15.6	58.8	53.1
Depreciation, depletion and amortization	4.7	4.5	4.4	4.1	70.3	76.3
Other income (expense):
Equity in earnings of affiliates	0.7	0.9	0.5	1.0	42.8	(10.9)
Interest	(1.4)	(1.4)	(1.4)	(1.1)	61.8	96.6
Other income, net	0.4	0.4	0.3	0.3	(4.0)	29.4

Income from continuing operations before income taxes and minority interest	7.7	7.1	6.9	7.0	77.5	64.8
Income tax expense	3.5	3.3	3.2	3.3	73.6	60.6
Minority interest	—	—	—	—	*	*

Net income from continuing operations before discontinued operations	4.2	3.8	3.7	3.7	81.3	69.4
Loss from discontinued operations, net of income taxes	—	—	—	—	*	*

Net income	4.2%	3.8%	3.7%	3.7%	81.1%	69.4%

*	Not meaningful.
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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues
Water and wastewater infrastructure	$136,586	$77,596	$387,607	$210,542
Mineral exploration	39,749	30,764	111,615	94,433
Energy	6,814	3,733	17,803	7,836
Other	2,675	1,433	12,662	3,475

Total revenues	$185,824	$113,526	$529,687	$316,286

Equity in earnings of affiliates
Mineral exploration	$1,388	$874	$2,892	$2,838
Water and wastewater infrastructure	—	98	—	406

Total equity in earnings of affiliates	$1,388	$972	$2,892	$3,244

Income from continuing operations before income taxes and minority interest
Water and wastewater infrastructure	$10,015	$7,725	$27,423	$20,415
Mineral exploration	7,789	3,375	19,963	13,057
Energy	2,362	1,011	6,340	1,431
Other	829	230	3,550	426
Unallocated corporate expenses	(4,230)	(2,757)	(13,448)	(9,439)
Interest	(2,551)	(1,577)	(7,180)	(3,653)

Total income from continuing operations before income taxes and minority interest	$14,214	$8,007	$36,648	$22,237

Revenues for the three months ended October 31, 2006 increased $72,298,000, or 63.7%, to $185,824,000 while revenues for the nine months ended October 31, 2006 increased $213,401,000, or 67.5%, to $529,687,000 from the same periods last year. Revenues were up across all divisions with the main increase in the water and wastewater infrastructure division, primarily resulting from the acquisition of Reynolds, Inc. (“Reynolds”) that closed on September 28, 2005. A further discussion of results of operations by division is presented below.
Gross profit as a percentage of revenues was 27.1% and 26.1% for the three and nine months ended October 31, 2006 compared to 26.5% for the same periods last year. The increase in the gross profit percentage for the three months was primarily the result of improved margins in the mineral exploration division due to improved pricing and efficiency and the energy division due to the increased production of unconventional gas, offset by reduced margins in the water and wastewater infrastructure division arising from the change in product mix with the acquisition of Reynolds. The decrease in gross profit percentage for the nine months was primarily due to the impact of the Reynolds product mix.
Selling, general and administrative expenses were $26,724,000 and $75,324,000 for the three and nine months ended October 31, 2006, compared to $16,834,000 and $49,196,000 for the same periods last year. The increases for the three and nine months ended October 31, 2006, respectively, were primarily the result of $3,604,000 and $11,324,000 in expenses added from the Reynolds acquisition and from various other categories, including increases in compensation expense of $540,000 and $1,661,000 associated with stock options under SFAS 123R “Share-Based Payments,” additional incentive compensation expense of $2,980,000 and $5,320,000 from increased profitability and wage and benefit increases of $796,000 and $2,730,000.
Depreciation, depletion and amortization was $8,673,000 and $23,139,000 for the three and nine months ended October 31, 2006, compared to $5,094,000 and $13,122,000 for the same periods last year. The increases for the three and nine months ended October 31, 2006, respectively, were primarily the result of increased depreciation and amortization of $1,736,000 and $5,503,000 associated with the Reynolds acquisition and increased depletion expense of $846,000 and $2,033,000 resulting from the increase in production of unconventional gas from the Company’s energy operations.
Equity in earnings of affiliates was $1,388,000 and $2,892,000 for the three and nine months ended October 31, 2006, compared to $972,000 to $3,244,000, for the same periods last year. The increase for the three months reflects increased earnings of $514,000 from foreign affiliates in mineral exploration. The decrease for the nine months reflects decreased earnings of $406,000 from a non-recurring domestic joint venture in the water and wastewater infrastructure division in the prior year.

Interest expense was $2,551,000 and $7,180,000 for the three and nine months ended October 31, 2006, compared to $1,577,000 and $3,653,000 for same periods last year. The increases were primarily a result of increases in the Company’s average borrowings for the periods in conjunction with the financing of the Reynolds acquisition.
Other, net earnings were $452,000 and $1,299,000 for the three and nine months ended October 31, 2006, compared to $471,000 and $1,004,000 for the same periods last year. The amounts were primarily due to gains on sales of non-strategic assets.
Income tax expense was recorded at an effective tax rate of 45.4% and 46.5% for the three and nine months ended October 31, 2006 compared to an effective rate of 46.4% and 47.8% for the same periods last year. The improvement in the effective rates was primarily attributable to an increase in pre-tax earnings, especially in international operations. The effective rates in excess of the statutory federal rate for the periods were due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.
Water and Wastewater Infrastructure Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues	$136,586	$77,596	$387,607	$210,542
Income from continuing operations before income taxes	10,015	7,725	27,423	20,415
At the beginning of the first quarter, the Company established the water and wastewater infrastructure division. The division is a combination of the Company’s legacy water businesses, its geoconstruction division and the Reynolds company.
Water and wastewater infrastructure revenues increased 76.0% to $136,586,000 and 84.1% to $387,607,000 for the three and nine months ended October 31, 2006, compared to $77,596,000 and $210,542,000 for the same periods last year. The increases in revenues were primarily attributable to increases of $42,106,000 and $147,371,000 from the Company’s acquisition of Reynolds and additional revenues of $5,368,000 and $13,650,000 from the Company’s continued expansion into water treatment markets for the three and nine months ended October 31, 2006.
Income from continuing operations for the water and wastewater infrastructure division increased 29.6% to $10,015,000 for the three months ended October 31, 2006, and 34.3% to $27,423,000 for the nine months ended October 31, 2006, compared to $7,725,000 and $20,415,000 for the same periods last year. The increases in income from continuing operations for the three and nine months ended October 31, 2006 were primarily attributable to increases of $1,846,000 and $7,235,000 from the Reynolds acquisition and an increase from earnings of the Company’s water treatment initiatives of $343,000 and $1,888,000, partially offset for the nine months by reduced operating earnings of $2,705,000 as a result of a slowdown in the geoconstruction operations.
Mineral Exploration Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues	$39,749	$30,764	$111,615	$94,433
Income from continuing operations before income taxes	7,789	3,375	19,963	13,057
Mineral exploration revenues increased 29.2% to $39,749,000 and 18.2% to $111,615,000 for the three and nine months ended October 31, 2006, compared to revenues of $30,764,000 and $94,433,000 for the same periods last year. The increases for the periods were primarily attributable to continued strength in worldwide exploration activity as a result of the relatively high gold and base metal prices.
Income from continuing operations for the mineral exploration division increased 130.8% to $7,789,000 and 52.9% to $19,963,000 for the three and nine months ended October 31, 2006, compared to $3,375,000 and $13,057,000 for the same periods last year. The improved earnings in the division were primarily attributable to the impact of increased exploration activity in most of the Company’s markets. The improved earnings were partially offset by an increase in accrued incentive compensation of $516,000 and $1,199,000 for the three and nine months ended October 31, 2006, due to higher profitability in the current year.

Energy Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues	$6,814	$3,733	$17,803	$7,836
Income from continuing operations before income taxes	2,362	1,011	6,340	1,431
Energy division revenues increased $3,081,000, or 82.5%, to $6,814,000 and $9,967,000, or 127.2%, to $17,803,000 for the three and nine months ended October 31, 2006, compared to revenues of $3,733,000 and $7,836,000 for the same periods last year. The increase in revenues was primarily attributable to increased production from the Company’s unconventional gas properties.
Income from continuing operations increased $1,351,000, or 133.6%, to $2,362,000 and $4,909,000, or 343.0%, to $6,340,000 for the three and nine months ended October 31, 2006, compared to $1,011,000 and $1,431,000 for the same periods last year. The increases in income from continuing operations were due to the increase in revenues noted above.
Other
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2006	2005	2006	2005
Revenues	$2,675	$1,433	$12,662	$3,475
Income from continuing operations before income taxes	829	230	3,550	426
The increases in revenues and income from continuing operations in both the three and nine month periods ended October 31, 2006 as compared to the prior year were primarily due to a non-recurring contract to provide equipment and supplies to an international oil exploration company. Revenues of $8,798,000 were recognized during the nine months ended October 31, 2006, primarily in the second quarter, as the equipment and supplies were delivered and accepted.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses were $4,230,000 and $13,448,000 for the three and nine months ended October 31, 2006, compared to $2,757,000 and $9,439,000 for the same periods last year. The increases for the three and nine months ended October 31, 2006 were primarily due to the recognition of compensation expense under SFAS No. 123R (revised December 2004), “Share Based Payments” of $540,000 and $1,661,000, increases in wage and benefit costs of $260,000 and $708,000 and increases in consulting services of $184,000 and $612,000.
Changes in Financial Condition
Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.
The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $100,000,000 of unsecured notes available to be issued before September 15, 2007. At October 31, 2006, the Company has $60,000,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds a revolving credit facility (the “Credit Agreement”) composed of an unsecured $130,000,000 revolving facility, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). Amounts outstanding under the Credit Agreement are due and payable September 28, 2010. At October 31, 2006, the Company had $71,000,000 outstanding under the Credit Agreement (see Note 5 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at October 31, 2006 and expects to remain in compliance through the foreseeable future.
The Company’s working capital as of October 31, 2006 and October 31, 2005 was $63,267,000 and $85,578,000, respectively. The decrease in working capital at October 31, 2006 was attributable to an increase in billings in excess of costs of $13,836,000 and an increase in accrued compensation of $7,432,000 primarily due to increased incentive compensation. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2007.

Operating Activities
Cash from operating activities was $55,564,000 for the nine months ended October 31, 2006 as compared to cash from of $10,655,000 for the nine months ended October 31, 2005. The improvement was primarily due to increased earnings and improved working capital requirements, as discussed above.
Investing Activities
The Company’s capital expenditures, net of disposals, of $52,575,000 for the nine months ended October 31, 2006, were directed primarily toward the Company’s expansion into unconventional gas exploration and production. The expenditures related to the Company’s unconventional gas efforts totaled $32,048,000 for the nine months ended October 31, 2006, including the construction of gas pipeline infrastructure near the Company’s development projects. Also, during the nine months ended October 31, 2006, the Company invested $3,809,000 to acquire the business of Collector Wells International, Inc., invested $1,500,000 to acquire certain producing oil and gas properties and mineral interests, paid cash purchase price adjustments in accordance with the Reynolds purchase agreement of $6,120,000, and had a net inflow from restricted funds of $3,710,000 as a result of activity in the Reynolds Escrow Fund (see Note 2 of the Notes to Consolidated Financial Statements).
Financing Activities
For the nine months ended October 31, 2006, the Company had net borrowings of $2,100,000 under its credit facilities primarily to fund capital expenditures.
The Company’s contractual obligations and commercial commitments as of October 31, 2006, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior notes	$60,000	$—	$33,333	$26,667	$—
Credit agreement	71,000	—	—	71,000	—
Operating leases	17,405	5,720	8,209	3,203	273
Mineral interest obligations	495	105	189	183	18

Total contractual cash obligations	$148,900	$5,825	$41,731	$101,053	$291

Standby letters of credit	9,910	9,910	—	—	—
Asset retirement obligations	764	—	—	—	764

Total contractual obligations and commercial commitments	$159,574	$15,735	$41,731	$101,053	$1,055

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
Goodwill and Other Intangibles – The Company accounts for goodwill and other intangible assets in accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized over their estimated useful lives, which range from two to 40 years.
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
Other Long-lived Assets – In evaluating the carrying value of long-lived assets, including the Company’s gas transportation facilities and equipment, the Company performs an analysis of the anticipated future net cash flows of the related long-lived assets and reduces their carrying value by the excess, if any, of the result of such calculation.
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
Litigation and Other Contingencies – The Company is involved in litigation incidental to its business and accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with outside counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change. While the disposition of these claims is not expected to have a material effect on the Company’s financial position or results of operations, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks to which the Company is exposed are interest rates on variable rate debt, foreign exchange rates giving rise to translation and transaction gains and losses and fluctuations in the price of natural gas.

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 13 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2006 Form 10-K and Note 5 of this Form 10-Q. As of October 31, 2006, $60,000,000 of the Company’s long-term debt outstanding carries a fixed-rate and $71,000,000 is variable rate debt. An instantaneous change in interest rates of one percentage point would change the Company’s annual interest expense by $710,000.
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
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income from continuing operations for the nine months ended October 31, 2006 and 2005. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of October 31, 2006, the Company held contracts for physical delivery of 3,965,000 million British Thermal Units (“MMBtu”) of natural gas at prices ranging from $8.51 to $9.66 per MMBtu. The estimated fair value of such contracts at October 31, 2006 was $5,202,000. We estimate that a ten percent change in the price of natural gas would have impacted income from continuing operations before taxes by approximately $1,318,000 for the nine months ended October 31, 2006.
ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended October, 2006, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and Principal Financial Officer, for the period ended October 31, 2006, the Company concluded that its internal control over financial reporting is effective as of October 31, 2006. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation. The Company excluded from its assessment any changes in internal control over financial reporting at the Reynolds, Inc. business, which was acquired on September 28, 2005, and whose financial statements reflect total assets and revenues constituting 32% and 30%, respectively, of the related consolidated financial statement amounts as of and for the nine months ended October 31, 2006. The Company will include Reynolds, Inc. in its evaluation of the design and effectiveness of internal control over financial reporting as of January 31, 2007.

PART II
ITEM 1 — Legal Proceedings
          NONE
ITEM 2 — Changes in Securities
          NOT APPLICABLE
ITEM 3 — Defaults Upon Senior Securities
          NOT APPLICABLE
ITEM 4 — Submission of Matters to a Vote of Security Holders
          NONE
ITEM 5 — Other Information
          NONE
ITEM 6 — Exhibits and Reports on Form 8-K
a)	Exhibits

4	(1)	Second Amendment to Amended and Restated Loan Agreement, dated as of November 20, 2006, by and among Layne Christensen Company, LaSalle Bank National Association, as Administrative Agent and as Lender, and the other Lenders listed therein (filed as Exhibit 4.1 to the Company’s Form 8-K filed on November 27, 2006, and incorporated herein by reference).

4	(2)	Letter Amendement No. 4 to Master Shelf Agreement, dated as of November 20, 2006, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4.2 to the Company’s Form 8-K filed on November 27, 2006 and incorporated herein by reference).

31	(1)	Section 302 Certification of Chief Executive Officer of the Company.

31	(2)	Section 302 Certification of Chief Financial Officer of the Company.

32	(1)	Section 906 Certification of Chief Executive Officer of the Company.

32	(2)	Section 906 Certification of Chief Financial Officer of the Company.
b)	Reports on Form 8-K

Form 8-K filed on August 28, 2006, regarding the adoption of Water and Wastewater Infrastructure Group Incentive Compensation Plan.

Form 8-K filed on August 30, 2006, related to the Company’s second quarter press release.

Form 8-K filed on September 19, 2006, related to the Company’s press release announcing a Letter of Intent to acquire the stock of American Water’s Underground Infrastructure Group.

* * * * * * * * * *
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company

(Registrant)

DATE: December 8, 2006	/s/ A.B. Schmitt

A.B. Schmitt, President and Chief Executive Officer

DATE: December 8, 2006	/s/ Jerry W. Fanska

Jerry W. Fanska, Sr. Vice President Finance and Treasurer