Form 10-Q
period 2007-04-30
LAYNE CHRISTENSEN CO
filed 2007-06-11
CIK 888504

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     There were 15,517,724 shares of common stock, $.01 par value per share, outstanding on May 25, 2007.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	January 31,
	2007	2007
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,744	$13,007
Customer receivables, less allowance of $7,065 and $7,020, respectively	116,865	109,615
Costs and estimated earnings in excess of billings on uncompleted contracts	59,419	51,210
Inventories	19,729	18,456
Deferred income taxes	17,192	16,551
Income taxes receivable	449	521
Restricted cash-current	8,372	8,270
Other	3,026	5,578

Total current assets	244,796	223,208

Property and equipment:
Land	8,507	8,180
Buildings	21,326	21,457
Machinery and equipment	270,753	263,049
Gas transportation facilities and equipment	25,652	24,939
Oil and gas properties	60,998	58,458
Mineral interests in oil and gas properties	14,100	12,515

	401,336	388,598
Less — Accumulated depreciation and depletion	(183,647)	(174,081)

Net property and equipment	217,689	214,517

Other assets:
Investment in affiliates	25,249	24,280
Goodwill	65,184	65,184
Other intangible assets, net	15,725	16,017
Other	5,269	3,958

Total other assets	111,427	109,439

	$573,912	$547,164

See Notes to Consolidated Financial Statements.
- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except per share data)

	April 30,	January 31,
	2007	2007
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$61,851	$52,156
Accrued compensation	21,466	29,616
Accrued insurance expense	7,388	7,303
Other accrued expenses	17,332	14,462
Acquisition escrow obligation-current	9,496	9,395
Income taxes payable	6,259	9,045
Billings in excess of costs and estimated earnings on uncompleted contracts	32,910	34,242

Total current liabilities	156,702	156,219

Noncurrent and deferred liabilities:
Long-term debt	162,400	151,600
Accrued insurance expense	7,966	8,160
Deferred income taxes	23,861	23,302
Other	8,558	2,849

Total noncurrent and deferred liabilities	202,785	185,911

Common stock, par value $.01 per share, 30,000,000 shares authorized, 15,517,724 and 15,517,724 shares issued and outstanding, respectively	155	155
Capital in excess of par value	149,707	149,187
Retained earnings	72,763	64,145
Accumulated other comprehensive loss	(8,200)	(8,453)

Total stockholders’ equity	214,425	205,034

	$573,912	$547,164

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months
	Ended April 30,
	(unaudited)
	2007	2006
Revenues	$201,615	$156,717
Cost of revenues (exclusive of depreciation shown below)	147,318	117,037
Selling, general and administrative expenses	29,408	22,364
Depreciation, depletion and amortization	10,338	7,066
Other income (expense):
Equity in earnings of affiliates	1,491	365
Interest	(2,430)	(2,131)
Other income, net	207	274

Income before income taxes	13,819	8,758
Income tax expense	5,666	4,116

Net income	$8,153	$4,642

Basic income per share	$0.53	$0.30

Diluted income per share	$0.52	$0.30

Weighted average shares outstanding	15,517,000	15,233,000
Dilutive stock options	235,000	222,000

	15,752,000	15,455,000

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three Months
	Ended April 30,
	(unaudited)
	2007	2006
Cash flow from operating activities:
Net income	$8,153	$4,642
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	10,338	7,066
Deferred income taxes	(359)	(1,125)
Share-based compensation	511	454
Equity in earnings of affiliates	(1,491)	(365)
Dividends received from affiliates	522	354
Gain from disposal of property and equipment	(18)	(113)
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in customer receivables	(6,996)	(7,453)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(8,412)	(7,619)
(Increase) decrease in inventories	(1,208)	273
Decrease in other current assets	2,759	1,529
Increase in accounts payable and accrued expenses	7,255	375
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(1,332)	(2,288)
Other, net	(1,210)	(4,264)

Cash provided (used) by operating activities	8,512	(8,534)

Cash flow from investing activities:
Additions to property and equipment	(7,779)	(5,760)
Additions to gas transportation facilities and equipment	(713)	(3,330)
Additions to oil and gas properties	(2,540)	(5,051)
Additions to mineral interests in oil and gas properties	(1,584)	(397)
Proceeds from disposal of property	99	133
Deposit of cash into restricted accounts	—	(1,320)
Release of cash from restricted account	—	5,597

Cash used in investing activities	(12,517)	(10,128)

Cash flow from financing activities:
Borrowings under revolving credit facility	111,200	79,900
Repayments under revolving credit facility	(100,400)	(67,600)
Excess tax benefit on exercise of share-based instruments	—	154
Issuance of common stock upon exercise of stock options	—	198

Cash provided by financing activities	10,800	12,652

Effects of exchange rate changes on cash	(58)	(187)

Net increase (decrease) in cash and cash equivalents	6,737	(6,197)
Cash and cash equivalents at beginning of period	13,007	17,983

Cash and cash equivalents at end of period	$19,744	$11,786

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Accounting Policies and Basis of Presentation
Principles of Consolidation - The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the “Company”). All significant intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2007 as filed in its Annual Report on Form 10-K.
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
Revenue Recognition - Revenues are recognized on large, long-term construction contracts meeting the criteria of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. As allowed by SOP 81-1, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.
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
Goodwill and Other Intangibles – Goodwill and other intangible assets with indefinite useful lives are not amortized, and instead are periodically tested for impairment. The Company performs its annual impairment test as of December 31 each year, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. The Company believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or the Company’s strategies change, it is possible that the Company’s conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position or results of operations.
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
Restricted Cash - Included in restricted cash as of April 30, 2007 are escrow funds associated with the acquisition of Reynolds, Inc.
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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), effective February 1, 2007. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets or liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying FIN 48 have been recorded as an increase to retained earnings and a decrease to income taxes payable of $465,000 as of February 1, 2007. As of April 30, and February 1, 2007, the total amount of unrecognized tax benefits was $5,556,000 and $6,061,000, respectively of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months.
In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Consistent with its historical financial reporting, the Company reports income tax-related interest and penalties as a component of income tax expense. As of April 30 and February 1, 2007, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $1,269,000 and $1,489,000, respectively.
The Company has been examined for federal income tax purposes for the 1999-2003 tax years. During the current quarter, the Company has effectively settled certain tax years which resulted in the recognition of $706,000 in previously unrecognized tax benefits. The 2004-2007 tax years are open to possible federal and state examination. The Company is also open to examination in various foreign jurisdictions for various tax years ranging from 2002-2007 subject to the normal statute of limitation rules in each country. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these examinations. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, examination outcomes and the timing of settlements are subject to significant uncertainty.
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

Share-based compensation – The Company adopted SFAS No. 123R (revised December 2004), “Shared-Based Compensation” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company elected to adopt the standard using the Modified Prospective Method which requires recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. As of April 30, 2007, the Company had unrecognized compensation expense of $4,503,000 to be recognized over a weighted average period of 2.43 years. The Company determines the fair value of stock-based compensation using the Black-Scholes model.
Consolidated Statements of Cash Flows - Highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash equivalents.
Supplemental Cash Flow Information - The amounts paid for income taxes, net of refunds, and interest are as follows (in thousands):

	Three Months
	Ended April 30,
	2007	2006
Income taxes	$1,573	$773
Interest	2,363	1,414
2. Acquisitions
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
Based on the Company’s preliminary allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position (in thousands):

Working capital	$11,723
Property and equipment	13,602
Goodwill	3,891
Trade names	143
Other intangible assets	69
Deferred income taxes	(1,766)

Total purchase price	$27,662

The results of operations of UIG have been included in the Company’s consolidated statements of income commencing with the closing date. Assuming UIG had been acquired as of the beginning of each period, the unaudited consolidated revenues, net income from continuing operations, net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended
	April 30,
	2007	2006
Revenues	$201,615	$168,832
Net income	8,153	4,958
Basic earnings per share	0.53	0.33
Diluted earnings per share	0.52	0.32

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

3. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	April 30, 2007			January 31, 2007
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill (non tax deductible)	$65,184	$—		$65,184	$—

Other amortizable intangible assets
Tradenames	$16,000	$(971)	32	$16,000	$(818)	32
Customer-related	332	(213)	3	332	(134)	3
Patents	359	(189)	3	359	(160)	3
Non-competition agreements	379	(238)	5	379	(227)	5
Other	762	(496)	23	762	(476)	23

Total amortizable intangible assets	$17,832	$(2,107)		$17,832	$(1,815)

Amortizable intangible assets are being amortized over their estimated useful lives of one to 40 years with a weighted average amortization period of 30 years. Total amortization expense for other intangible assets was $292,000 and $246,000 for the quarters ended April 30, 2007 and 2006, respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

	Water and Wastewater
	Energy	Infrastructure	Total
Balance February 1, 2007	$950	$64,234	$65,184
Additions	—	—	—

Balance, April 30, 2007	$950	$64,234	$65,184

4. Indebtedness
On July 31, 2003, the Company entered into an agreement (“Master Shelf Agreement”) whereby it could issue up to $60,000,000 in unsecured notes. Upon closing, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000 beginning July 31, 2008. Proceeds from the issuance were used to refinance borrowings outstanding under the Company’s previous term loan and revolving credit facility. The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000 beginning September 29, 2009. Proceeds of the issuance were used to finance an acquisition and for general corporate purposes. Concurrent with the acquisition of Reynolds, the Company amended the Master Shelf Agreement to increase the amount of senior notes available to be issued from $60,000,000 to $100,000,000, thus, creating an available facility amount of $40,000,000, and reinstated and extended the available issuance period to September 15, 2007.
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
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On April 30, 2007, there were letters of credit of $9,194,000 and borrowings of $102,400,000 outstanding on the Credit Agreement resulting in available capacity of $88,406,000.

The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of April 30, 2007.
Debt outstanding as of April 30, 2007 and January 31, 2007 was as follows (in thousands):

	April 30,	January 31,
	2007	2007
Long-term debt:
Credit Agreement	$102,400	$91,600
Senior Notes	60,000	60,000

Total long-term debt	$162,400	$151,600

5. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of April 30, 2007, the Company had committed to deliver 6,674,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010. The prices on these contracts range from $7.41 to $9.025 per MMBtu.
The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at April 30, 2007 was $1, 233,000.
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
6. Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) are summarized as follows (in thousands):

	Three Months Ended
	April 30,
	2007	2006
Net income	$8,153	$4,642
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	253	(109)
Unrealized gain on foreign exchange contracts	—	154

Other comprehensive income	$8,406	$4,687

The components of accumulated other comprehensive loss for the three months ended April 30, 2007 and 2006 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2007	$(7,151)	$(1,302)	$—	$(8,453)
Period change	253	—	—	253

Balance, April 30, 2007	$(6,898)	$(1,302)	$—	$(8,200)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2006	$(7,442)	$—	$—	$(7,442)
Period change	(109)	—	154	45

Balance, April 30, 2006	$(7,551)	$—	$154	$(7,397)

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
Net periodic pension cost for the three months ended April 30, 2007 and 2006 includes the following components (in thousands):

	Three Months
	Ended April 30,
	2007	2006
Service cost	$22	$18
Interest cost	113	109
Expected return on assets	(132)	(121)
Net amortization	68	67

Net periodic pension cost	$71	$73

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three months ended April 30, 2007 and 2006 include the following components (in thousands):

	Three Months
	Ended April 30,
	2007	2006
Service cost	$25	$30
Interest cost	22	19

Net periodic pension cost	$47	$49

8. Stock and Stock Option Plans
In October 1998, the Company adopted a Rights Agreement whereby the Company has authorized and declared a dividend of one preferred share purchase right (“Right”) for each outstanding common share of the Company. Subject to limited exceptions, the Rights are exercisable if a person or group acquires or announces a tender offer for 25% or more of the Company’s common stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $45.00. The Company is entitled to redeem the Right at $0.01 per Right at any time before a person has acquired 25% or more of the Company’s outstanding common stock. The Rights expire 10 years from the date of grant.
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock up to an aggregate of 2,600,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2007, there were 513,000 shares available to be granted under the plans. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.
Significant option groups outstanding at April 30, 2007, related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

2/98	20,900	20,900	$14.000	9
4/98	5,144	5,144	10.290	12
4/99	9,773	9,773	4.125	24
4/99	112,375	112,375	5.250	24
2/00	3,500	3,500	5.500	34
4/00	14,794	14,794	3.495	36
8/00	2,500	2,500	5.125	40
6/04	25,000	25,000	16.600	86
6/04	216,589	81,589	16.650	87
6/05	12,000	12,000	17.540	99
9/05	245,000	57,500	23.050	103
1/06	210,231	52,558	27.870	106
6/06	12,000	12,000	29.290	111
6/06	70,000	—	29.290	111
10/06	3,000	3,000	30.110	114

	962,806	412,633

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of 5 to 10 years from the date of grant and generally vest ratably over periods of 4 to 5 years. Transactions for stock options for the period ended April 30, 2007 were as follows:

	Stock Options
			Weighted
			Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2007	963,529	$20.028	7.410	$14,454
Granted
Exercised	—	—
Canceled	—	—
Forfeited	—	—
Expired	723	11.400

Outstanding at April 30, 2007	962,806	$20.035	7.170	$17,162

Shares Exercisable	412,633	$15.208	5.550	$9,347

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.
9. Operating Segments
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

Water and Wastewater Infrastructure Division
This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and development, pump installation, and well rehabilitation. The division’s offerings include the design and construction of water treatment facilities and the provision of filter media and membranes to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants. With the acquisition of CWI in June 2006 and UIG in November 2006, the division expanded its capabilities in the area of the design and build of water and wastewater treatment plants, Ranney collector wells, sewer rehabilitation and water and wastewater transmission lines.
Mineral Exploration Division
This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.
Energy Division
This division focuses on exploration and production of unconventional gas properties in the United States. To date this division has primarily been concentrating on projects in the mid-continent region of the United States.
Other
Other includes two small specialty energy service companies and any other specialty operations not included in one of the other divisions.
Financial information (in thousands) for the Company’s operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors.

	Three Months Ended
	April 30,
	2007	2006
Revenues
Water and wastewater infrastructure	$153,509	$116,695
Mineral exploration	37,097	33,628
Energy	9,552	5,064
Other	1,457	1,330

Total revenues	$201,615	$156,717

Equity in earnings of affiliates
Mineral exploration	$1,491	$365

Income from continuing operations before income taxes
Water and wastewater infrastructure	$11,834	$7,983
Mineral exploration	5,751	4,985
Energy	3,819	2,057
Other	224	305
Unallocated corporate expenses	(5,379)	(4,441)
Interest	(2,430)	(2,131)

Total income from continuing operations before income taxes and minority interest	$13,819	$8,758

Geographic Information:
Revenues
United States	$170,649	$126,824
Africa/Australia	17,911	18,993
Mexico	8,212	6,590
Other foreign	4,843	4,310

Total revenues	$201,615	$156,717

10. Contingencies
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
Item 1A. Risk Factors
There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2007.
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

	Three Months Ended		Period-to-Period
	April 30,		Change
	2007	2006	Three Months
Revenues:
Water and wastewater infrastructure	76.2%	74.5%	31.5%
Mineral exploration	18.4	21.5	10.3
Energy	4.7	3.2	88.6
Other	0.7	0.8	9.5

Total net revenues	100.0%	100.0%	28.6

Cost of revenues	73.1%	74.7%	25.9
Gross profit, as adjusted*	26.9	25.3	36.8
Selling, general and administrative expenses	14.6	14.3	31.5
Depreciation, depletion and amortization	5.1	4.5	46.3
Other income (expense):
Equity in earnings of affiliates	0.7	0.2	308.5
Interest	(1.2)	(1.4)	14.0
Other, net	0.1	0.3	(24.5)

Income from continuing operations before income taxes	6.9	5.6	57.8
Income tax expense	2.9	2.6	37.7

Net income	4.0%	3.0%	75.6

*	As used, gross profit is defined as revenues less cost of revenues, excluding depreciation, depletion and amortization.
Revenues, equity in earnings of affiliates and income from continuing operations before income taxes pertaining to the Company’s operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel), and board of directors. Operating segment revenues and income before income taxes are summarized as follows (in thousands):

	Three Months Ended
	April 30,
	2007	2006
Revenues
Water and wastewater infrastructure	$153,509	$116,695
Mineral exploration	37,097	33,628
Energy	9,552	5,064
Other	1,457	1,330

Total revenues	$201,615	$156,717

Equity in earnings of affiliates
Mineral exploration	$1,491	$365

Income (loss) before income taxes
Water and wastewater infrastructure	$11,834	$7,983
Mineral exploration	5,751	4,985
Energy	3,819	2,057
Other	224	305
Unallocated corporate expenses	(5,379)	(4,441)
Interest	(2,430)	(2,131)

Total income before income taxes	$13,819	$8,758

Revenues for the three months ended April 30, 2007 increased $44,898,000, or 28.6%, to $201,615,000 compared to $156,717,000 for the same period last year. Revenues were up across all divisions with the main increase in the water and wastewater infrastructure division, including the impact of the acquisitions of American Water Services Underground Infrastructure, Inc. (“UIG”) in November 2006 and Collector Wells International Inc. (“CWI”) in June 2006. A further discussion of results of operations by division is presented below.
Gross profit, as adjusted, as a percentage of revenues was 26.9% for the three months ended April 30, 2007 compared to 25.3% for the three months ended April 30, 2006. The increase in gross profit percentage was primarily the result of improved margins in the water and wastewater infrastructure division and the energy division.
Selling, general and administrative expenses increased 31.5% to $29,408,000 for the three months ended April 30, 2007 compared to $22,364,000 for the three months ended April 30, 2006. The increase was primarily the result of $1,638,000 in expenses added from the acquisitions of UIG and CWI and from various other categories including additional incentive compensation expense of $1,985,000 from increased profitability in the quarter, wage and benefit increases of $1,502,000 and an increase in legal and professional fees of $535,000.
Equity in earnings of affiliates increased $1,126,000 to $1,491,000 for the three months ended April 30, 2007 from $365,000 in the prior year. The increase reflects continued strong performance in the mineral exploration division by our affiliates in Latin America and the absence of inclement weather which occurred in the prior year.
Depreciation, depletion and amortization increased to $10,338,000 for the three months ended April 30, 2007 compared to $7,066,000 for the same period last year. The increase was primarily the result of increased depletion expense of $1,553,000 resulting from the increase in production of unconventional gas from the Company’s energy operations and additional depreciation of assets acquired in the UIG and CWI acquisitions.
Interest expense increased to $2,430,000 for the three months ended April 30, 2007 compared to $2,131,000 for the three months ended April 30, 2006. The increase was primarily a result of increases in the Company’s average borrowings for the period in conjunction with the financing of the UIG and CWI acquisitions.
Income tax expense of $5,666,000 (an effective rate of 41.0%) was recorded for the three months ended April 30, 2007, compared to $4,116,000 (an effective rate of 47.0%) for the same period last year. The improvement in the effective rate is primarily attributable to increased pre-tax earnings, especially in international operations, and the resolution of certain tax contingencies. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.
Water and Wastewater Infrastructure Division
(in thousands)

	Three months ended
	April 30,
	2007	2006
Revenues	$153,509	$116,695
Income before income taxes	11,834	7,983
Water and wastewater infrastructure revenues increased 31.5% to $153,509,000 for the three months ended April 30, 2007 from $116,695,000 for the three months ended April 30, 2006. The increase in revenues was primarily attributable to additional revenues of $14,716,000 from the Company’s acquisitions of UIG and CWI, additional revenues of $3,161,000 from the Company’s continued expansion into water treatment markets, and an increase in revenues of approximately $12,355,000 from certain water supply and wastewater plant projects in the Atlanta area.
Income before income taxes for the water and wastewater infrastructure division increased 48.2% to $11,834,000 for the three months ended April 30, 2007, compared to $7,983,000 for the three months ended April 30, 2006. The increase in income before income taxes is primarily attributable to income of $804,000 from the acquisitions of UIG and CWI, an increase in income of approximately $2,352,000 from the wastewater plant projects in Atlanta, and income of $1,626,000 from recovery of previously written off costs associated with a groundwater transfer project in Texas, partially offset by incentive compensation and legal and professional fees.

Mineral Exploration Division
(in thousands)

	Three months ended
	April 30,
	2007	2006
Revenues	$37,097	$33,628
Income before income taxes	5,751	4,985
Mineral exploration revenues increased 10.3% to $37,097,000 for the three months ended April 30, 2007 from $33,628,000 for the three months ended April 30, 2006. The increase was primarily attributable to continued strength in the Company’s North American markets due to relatively high gold and base metal prices.
Income before income taxes for the mineral exploration division was up 15.4% to $5,751,000 for the three months ended April 30, 2007, compared to $4,985,000 for the three months ended April 30, 2006. The improved earnings in the division were primarily attributable to the impact of increased exploration activity in the Company’s North American markets and an increase of $1,126,000 in equity earnings of affiliates in Latin America, partially offset by an increase in accrued incentive compensation expense of $264,000 due to higher profitability in the current year.
Energy Division
(in thousands)

	Three months ended
	April 30,
	2007	2006
Revenues	$9,552	$5,064
Income before income taxes	3,819	2,057
Energy revenues increased 88.6% to $9,552,000 for the three months ended April 30, 2007, compared to revenues of $5,064,000 for the three months ended April 30, 2006. The increase in revenues was primarily attributable to increased production from the Company’s unconventional gas properties.
The income before income taxes for the energy division was $3,819,000 for the three months ended April 30, 2007, compared to $2,057,000 for the three months ended April 30, 2006. The increase in income before income taxes is due to the increase in production noted above.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $5,379,000 and $4,441,000 for the three months ended April 30, 2007 and 2006, respectively. The increase for the quarter was primarily due to wage and benefit increases of $378,000 and increased incentive compensation of $284,000.
Changes in Financial Condition
Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.
The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $100,000,000 of unsecured notes available to be issued before September 15, 2007. At April 30, 2007, the Company had $60,000,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds a revolving credit facility (the “Credit Agreement”) composed of an unsecured $200,000,000 revolving facility, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). At April 30, 2007, the Company had $102,400,000 outstanding under the Credit Agreement (see Note 4 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at April 30, 2007 and expects to remain in compliance through the foreseeable future.
The Company’s working capital as of April 30, 2007 and April 30, 2006 was $88,094,000 and $82,481,000, respectively. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2008.

Operating Activities
Cash provided by operating activities was $8,512,000 for the three months ended April 30, 2007 as compared to cash used by operating activities of ($8,534,000) for the three months ended April 30, 2006. The improvement was primarily due to increased earnings.
Investing Activities
The Company’s capital expenditures, net of disposals, of $12,517,000 for the three months ended April 30, 2007, were directed primarily toward the Company’s expansion into unconventional gas exploration and production. Expenditures related to the Company’s unconventional gas efforts totaled $4,837,000 for the three months ended April 30, 2007, including the construction of gas pipeline infrastructure near the Company’s development projects.
Financing Activities
For the three months ended April 30, 2007, the Company had net borrowings of $10,800,000 under its credit facilities primarily to fund capital expenditures
The Company’s contractual obligations and commercial commitments as of April 30, 2007, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior Notes	$60,000	$—	$33,333	$26,667	$—
Credit Agreement	102,400	—	—	102,400	—
Operating leases	17,652	6,951	7,815	2,886	—
Mineral interest obligations	552	118	211	208	15

Total contractual cash obligations	180,604	7,069	41,359	132,161	15

Standby letters of credit	9,194	9,194	—	—	—
Asset retirement obligations	825	—	—	—	825

Total contractual obligations and commercial commitments	$190,623	$16,263	$41,359	$132,161	$840

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
Other Long-lived Assets – In the event of an indication of possible impairment, the Company evaluates the fair value and future benefits of long-lived assets, including the Company’s gas transportation facilities and equipment, by performing an analysis of the anticipated future net cash flows of the related long-lived assets and reducing their carrying value by the excess, if any, of the result of such calculation. The Company believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.
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
Due to the breadth of the Company’s international operations, numerous tax examinations may be ongoing throughout the world at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these examinations. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, examination outcomes and the timing of settlements are subject to significant uncertainty.
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
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 11 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2007 Form 10-K and Note 4 of this Form 10-Q. As of April 30, 2007, $60,000,000 of the Company’s long-term debt outstanding carries a fixed-rate and $102,400,000 is variable rate debt. An instantaneous change in interest rates of one percentage point would change the Company’s annual interest expense by $1,024,000.
Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The operations are described in Note 1 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2007 Form 10-K and Note 9 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income from continuing operations for the three months ended April 30, 2007. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of April 30, 2007, the Company held contracts for physical delivery of 6,674,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.41 to $9.025 per MMBtu. The estimated fair value of such contracts at April 30, 2007 was $1,233,000. We estimate that a ten percent change in the price of natural gas would have impacted income from continuing operations before taxes by approximately $402,000 for the three months ended April 30, 2007.
ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2007, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, for the period ended April 30, 2007, the Company concluded that its internal control over financial reporting is effective as of April 30, 2007. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation. The Company excluded from its assessment any changes in internal control over financial reporting at American Water Services Underground Infrastructure, Inc. (“UIG”), which was acquired on November 20, 2006, and whose financial statements reflect total assets and revenues constituting 6% and 4%, respectively, of the related consolidated financial statement amounts as of and for the three months ended April 30, 2007. The Company will include UIG in its evaluation of the design and effectiveness of internal control over financial reporting as of January 31, 2008.

PART II
ITEM 1 — Legal Proceedings
     NONE
ITEM 2 — Changes in Securities
     NOT APPLICABLE
ITEM 3 — Defaults Upon Senior Securities
     NOT APPLICABLE
ITEM 4 — Submission of Matters to a Vote of Security Holders
     NONE
ITEM 5 — Other Information
     NONE
ITEM 6 — Exhibits and Reports on Form 8-K
a)	Exhibits

31(1)	-	Section 302 Certification of Chief Executive Officer of the Company.

31(2)	-	Section 302 Certification of Chief Financial Officer of the Company.

32(1)	-	Section 906 Certification of Chief Executive Officer of the Company.

32(2)	-	Section 906 Certification of Chief Financial Officer of the Company.
b)	Reports on Form 8-K

Form 8-K filed on April 3, 2007, related to the Company’s fiscal year ended January 31, 2007 press release.

Form 8-K filed on April 4, 2007, disclosing the Company’s goals to earn bonuses under the Executive Incentive Compensation Plan for fiscal 2008.

Form 8-K filed on April 18, 2007, related to the Company’s press release announcing the energy division Chilean CBM Project.

* * * * * * * * * *
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: June 8, 2007	/s/ A.B. Schmitt

A.B. Schmitt, President
and Chief Executive Officer

DATE: June 8, 2007	/s/ Jerry W. Fanska

Jerry W. Fanska, Sr. Vice President
Finance and Treasurer