Form 10-Q
period 2007-07-31
LAYNE CHRISTENSEN CO
filed 2007-09-10
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
      There were 15,997,858 shares of common stock, $.01 par value per share, outstanding on September 7, 2007.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,	January 31,
	2007	2007
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,295	$13,007
Customer receivables, less allowance of $7,055 and $7,020, respectively	114,926	109,615
Costs and estimated earnings in excess of billings on uncompleted contracts	61,042	51,210
Inventories	20,652	18,456
Deferred income taxes	17,043	16,551
Income taxes receivable	447	521
Restricted cash-current	9,085	8,270
Other	5,006	5,578

Total current assets	244,496	223,208

Property and equipment:
Land	8,643	8,180
Buildings	21,411	21,457
Machinery and equipment	281,856	263,049
Gas transportation facilities and equipment	26,402	24,939
Oil and gas properties	66,059	58,458
Mineral interests in oil and gas properties	16,060	12,515

	420,431	388,598
Less — Accumulated depreciation and depletion	(191,760)	(174,081)

Net property and equipment	228,671	214,517

Other assets:
Investment in affiliates	27,262	24,280
Goodwill	78,436	65,184
Other intangible assets, net	15,489	16,017
Other	5,459	3,958

Total other assets	126,646	109,439

	$599,813	$547,164

See Notes to Consolidated Financial Statements.
- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except per share data)

	July 31,	January 31,
	2007	2007
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$62,500	$52,156
Current maturities of long-term debt	13,333	—
Accrued compensation	25,887	29,616
Accrued insurance expense	7,426	7,303
Other accrued expenses	26,007	14,462
Acquisition escrow obligation-current	9,566	9,395
Income taxes payable	2,756	9,045
Billings in excess of costs and estimated earnings on uncompleted contracts	32,213	34,242

Total current liabilities	179,688	156,219

Noncurrent and deferred liabilities:
Long-term debt	151,067	151,600
Accrued insurance expense	7,674	8,160
Deferred income taxes	24,701	23,302
Other	8,466	2,849

Total noncurrent and deferred liabilities	191,908	185,911

Common stock, par value $.01 per share, 30,000,000 shares authorized, 15,738,260 and 15,517,724 shares issued and outstanding, respectively	157	155
Capital in excess of par value	153,690	149,187
Retained earnings	82,331	64,145
Accumulated other comprehensive loss	(7,961)	(8,453)

Total stockholders’ equity	228,217	205,034

	$599,813	$547,164

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Revenues	$217,844	$187,146	$419,459	$343,863
Cost of revenues (exclusive of depreciation shown below)	160,217	139,048	307,535	256,085
Selling, general and administrative expenses	29,112	26,236	58,520	48,600
Depreciation, depletion and amortization	10,361	7,400	20,699	14,466
Other income (expense):
Equity in earnings of affiliates	2,379	1,139	3,870	1,504
Interest	(2,797)	(2,498)	(5,227)	(4,629)
Other income, net	318	573	525	847

Income before income taxes	18,054	13,676	31,873	22,434
Income tax expense	8,486	6,484	14,152	10,600

Net income	$9,568	$7,192	$17,721	$11,834

Basic income per share	$0.61	$0.47	$1.14	$0.78

Diluted income per share	$0.60	$0.47	$1.12	$0.77

Weighted average shares outstanding	15,565,000	15,277,000	15,541,000	15,255,000
Dilutive stock options	333,000	180,000	321,000	194,000

	15,898,000	15,457,000	15,862,000	15,449,000

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Six Months
	Ended July 31,
	(unaudited)
	2007	2006
Cash flow from operating activities:
Net income	$17,721	$11,834
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	20,699	14,466
Deferred income taxes	354	678
Share-based compensation	1,252	1,121
Share-based compensation excess tax benefits	(1,541)	246
Equity in earnings of affiliates	(3,870)	(1,504)
Dividends received from affiliates	888	579
Gain from disposal of property and equipment	(325)	(507)
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in customer receivables	(4,815)	(16,948)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(10,018)	(8,812)
Increase in inventories	(2,063)	(687)
Decrease in other current assets	795	1,297
Increase in accounts payable and accrued expenses	7,140	17,290
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(2,029)	3,308
Other, net	(1,339)	(158)

Cash provided by operating operations	22,849	22,203

Cash flow from investing activities:
Additions to property and equipment	(21,208)	(15,288)
Additions to gas transportation facilities and equipment	(1,463)	(8,245)
Additions to oil and gas properties	(7,587)	(12,749)
Additions to mineral interests in oil and gas properties	(3,544)	(209)
Acquisition of oil and gas properties and mineral interests	—	(1,500)
Proceeds from disposal of property	924	783
Payment of cash purchase price adjustments on prior year acquisitions	(2,270)	(6,120)
Acquisition of businesses, net of cash acquired	—	(3,940)
Deposit of cash into restricted accounts	(644)	(1,887)
Release of cash from restricted accounts	—	5,597
Net investment in affiliates	—	400

Cash used in investing activities	(35,792)	(43,158)

Cash flow from financing activities:
Borrowings under revolving credit facility	219,500	176,600
Repayments under revolving credit facility	(206,700)	(153,500)
Excess tax benefit on exercise of share-based instruments	1,542	191
Issuance of common stock upon exercise of stock options	1,678	385

Cash provided by financing activities	16,020	23,676

Effects of exchange rate changes on cash	211	222

Net increase in cash and cash equivalents	3,288	2,943
Cash and cash equivalents at beginning of period	13,007	17,983

Cash and cash equivalents at end of period	$16,295	$20,926

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
Revenue Recognition — Revenues are recognized on large, long-term construction contracts meeting the criteria of Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. As allowed by SOP 81-1, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.
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
Reserve Estimates — The Company’s estimates of natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas reserves and future net cash flows depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material.
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
Restricted Cash - Included in restricted cash as of July 31, 2007 are escrow funds associated with the acquisition of Reynolds, Inc.
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
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), effective February 1, 2007. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets or liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying FIN 48 have been recorded as an increase to retained earnings and a decrease to income taxes payable of $465,000 as of February 1, 2007. As of July 31, and February 1, 2007, the total amount of unrecognized tax benefits was $6,006,000 and $6,061,000, respectively of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months.
In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Consistent with its historical financial reporting, the Company reports income tax-related interest and penalties as a component of income tax expense. As of July 31 and February 1, 2007, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $1,369,000 and $1,489,000, respectively.
The Company has been examined for federal income tax purposes for the 1999-2003 tax years. During the previous quarter, the Company effectively settled certain tax years which resulted in the recognition of $706,000 in previously unrecognized tax benefits. The 2004-2007 tax years are open to possible federal and state examination. The Company is also open to examination in various foreign jurisdictions for various tax years ranging from 2002-2007 subject to the normal statute of limitation rules in each country. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these examinations. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, examination outcomes and the timing of settlements are subject to significant uncertainty.
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
Share-based compensation – The Company adopted SFAS No. 123R (revised December 2004), “Shared-Based Compensation” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company elected to adopt the standard using the Modified Prospective Method which requires recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. As of July 31, 2007, the Company had unrecognized compensation expense of $6,049,000 to be recognized over a weighted average period of 2.77 years. The Company determines the fair value of stock-based compensation using the Black-Scholes model.
Consolidated Statements of Cash Flows - Highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash equivalents.
Supplemental Cash Flow Information - The amounts paid for income taxes, net of refunds, and interest are as follows (in thousands):

	Six Months
	Ended July 31,
	2007	2006
Income taxes	$11,727	$5,245
Interest	4,495	4,482
The Company had earnings on restricted cash of $171,000 and $75,000 for the six months ended July 31, 2007 and 2006, which were treated as non-cash items as they were restricted for the account of the escrow beneficiaries.
2. Acquisitions
On September 28, 2005, the Company acquired 100% of the outstanding stock of Reynolds Inc. (“Reynolds”). Under the terms of the purchase, there was contingent consideration up to a maximum of $15,000,000 (the “Reynolds Earnout”), based on Reynolds operating performance over a period of thirty-six months from the closing date. During July 2007, the Company determined that it was probable that the maximum consideration would be achieved, and agreed to settle the Reynolds Earnout on a discounted basis for $13,252,000, consisting of $2,270,000 in cash and $10,982,000 of Layne common stock. The Company paid the cash portion of the settlement on July 31, 2007, and issued 249,023 shares of Layne common stock in August 2007 in payment of the stock portion. The liability for the stock portion was recorded in Other Accrued Expenses as of July 31, 2007. The Reynolds Earnout has been accounted for as additional purchase consideration, and accordingly the Company recorded $13,252,000 of additional Goodwill as of July 31, 2007.
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

The results of operations of UIG have been included in the Company’s consolidated statements of income commencing with the closing date. Assuming UIG had been acquired as of the beginning of each period, the unaudited consolidated revenues, net income from continuing operations, net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues	$217,844	$198,207	$419,459	$354,924
Net income	9,568	7,257	17,721	11,899
Basic earnings per share	0.61	0.48	1.14	0.77
Diluted earnings per share	0.60	0.47	1.12	0.75
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
On June 16, 2006 (the “CWI Closing Date”), the Company acquired 100% of the stock of Collector Wells International, Inc. (“CWI”), a privately held specialty water services company that designs and constructs water supply systems. CWI was combined with a similar service line acquired in the acquisition of Reynolds, Inc. The purchase price for CWI was $5,442,000, consisting of $3,150,000 cash, 45,563 shares of Layne common stock (valued at $1,263,000), cash purchase price adjustments and costs of $1,029,000. Layne common stock was valued in the transaction based upon a five-day average of the closing price of the stock two days before and two days after the CWI Closing Date. The stock was placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement and will be released in three annual installments. The cash purchase price adjustments were based on the amount by which working capital at the CWI Closing Date exceeded a threshold amount established in the purchase agreement.
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
3. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	July 31, 2007			January 31, 2007
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill (non tax deductible)	$78,436	$—		$65,184	$—

Other amortizable intangible assets Tradenames	$16,000	$(1,124)	32	$16,000	$(818)	32
Customer-related	332	(238)	3	332	(134)	3
Patents	359	(219)	3	359	(160)	3
Non-competition agreements	379	(250)	5	379	(227)	5
Other	762	(512)	23	762	(476)	23

Total amortizable intangible assets	$17,832	$(2,343)		$17,832	$(1,815)

Amortizable intangible assets are being amortized over their estimated useful lives of one to 40 years with a weighted average amortization period of 30 years. Total amortization expense for other intangible assets was $236,000 and $241,000 for three months ended July 31, 2007 and 2006, respectively, and $528,000 and $487,000 for the six months ended July 31,2007 and 2006, respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water and Wastewater
	Energy	Infrastructure	Total
Balance February 1, 2007	$950	$64,234	$65,184
Additions	—	13,252	13,252

Balance, July 31, 2007	$950	$77,486	$78,436

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
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On July 31, 2007, there were letters of credit of $12,715,000 and borrowings of $104,400,000 outstanding on the Credit Agreement resulting in available capacity of $82,885,000.
The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of July 31, 2007.
Debt outstanding as of July 31, 2007 and January 31, 2007 was as follows (in thousands):

	July 31,	January 31,
	2007	2007
Credit Agreement	$104,400	$91,600
Senior Notes	60,000	60,000

Total debt	164,400	151,600
Less current maturities	13,333	—

Total long-term debt	$151,067	$151,600

5. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of July 31, 2007, the Company had committed to deliver 5,846,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010. The prices on these contracts range from $7.31 to $8.925 per MMBtu.
The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at July 31, 2007 was $655,000.
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

6. Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Net income	$9,568	$7,192	$17,721	$11,834
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	239	311	492	202
Unrealized gain on foreign exchange contracts	—	45	—	109

Other comprehensive income	$9,807	$7,548	$18,213	$12,145

The components of accumulated other comprehensive loss as of July 31, 2007 and 2006 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2007	$(7,151)	$(1,302)	$—	$(8,453)
Period change	492	—	—	492

Balance, July 31, 2007	$(6,659)	$(1,302)	$—	$(7,961)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2006	$(7,442)	$—	$—	$(7,442)
Period change	202	—	109	311

Balance, July 31, 2006	$(7,240)	$—	$109	$(7,131)

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
Net periodic pension cost for the three months ended July 31, 2007 and 2006 includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Service cost	$26	$25	$48	$43
Interest cost	123	110	236	219
Expected return on assets	(136)	(137)	(268)	(258)
Net amortization	52	56	120	123

Net periodic pension cost	$65	$54	$136	$127

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three months ended July 31, 2007 and 2006 include the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Service cost	$63	$20	$88	$50
Interest cost	29	25	51	44

Net periodic pension cost	$92	$45	$139	$94

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
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock up to an aggregate of 2,600,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of July 31, 2007, there were 337,000 shares available to be granted under the plans. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.
Significant option groups outstanding at July 31, 2007, related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

2/98	20,900	20,900	$14.000	6
4/98	5,144	5,144	10.290	9
4/99	9,773	9,773	4.125	21
4/99	24,875	24,875	5.250	21
2/00	3,500	3,500	5.500	31
4/00	14,794	14,794	3.495	33
6/04	25,000	25,000	16.600	83
6/04	179,666	110,916	16.650	84
6/05	12,000	12,000	17.540	96
9/05	235,000	47,500	23.050	99
1/06	201,481	43,808	27.870	103
6/06	12,000	12,000	29.290	108
6/06	70,000	17,500	29.290	108
6/07	70,000	—	42.260	118
7/07	33,000	—	42.760	119

	917,133	347,710

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of 5 to 10 years from the date of grant and generally vest ratably over periods of 4 to 5 years. Transactions for stock options for the period ended July 31, 2007 were as follows:

			Weighted
			Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2007	963,529	$20.028	7.410	$14,454
Granted	103,000	42.420
Exercised	148,673	6.949
Canceled	—	—
Forfeited	—	—
Expired	723	11.400

Outstanding at July 31, 2007	917,133	23.996	7.36	17,337

Shares Exercisable	347,710	17.944	6.34	8,698

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues
Water and wastewater infrastructure	$159,840	$134,328	$313,349	$251,021
Mineral exploration	46,408	38,238	83,505	71,866
Energy	9,401	5,925	18,953	10,989
Other	2,195	8,655	3,652	9,987

Total revenues	$217,844	$187,146	$419,459	$343,863

Equity in earnings of affiliates
Mineral exploration	$2,379	$1,139	$3,870	$1,504

Income before income taxes
Water and wastewater infrastructure	$11,941	$9,425	$23,775	$17,408
Mineral exploration	11,291	7,189	17,042	12,174
Energy	2,752	1,921	6,571	3,978
Other	372	2,416	596	2,721
Unallocated corporate expenses	(5,505)	(4,777)	(10,884)	(9,218)
Interest	(2,797)	(2,498)	(5,227)	(4,629)

Total income before income taxes	$18,054	$13,676	$31,873	$22,434

Geographic Information
Revenue
United States	$177,055	$154,865	$348,109	$281,770
Africa/Australia	23,832	21,172	41,743	40,165
Mexico	10,451	7,921	18,663	14,511
Other foreign	6,506	3,188	10,944	7,417

Total revenues	$217,844	$187,146	$419,459	$343,863

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

					Period-to-Period
	Three Months		Six Months		Change
	Ended July 31,		Ended July 31,		Three	Six
	2007	2006	2007	2006	Months	Months
Revenues:
Water and wastewater infrastructure	73.4%	71.8%	74.7	73.0%	19.0%	24.8%
Mineral exploration	21.3	20.4	19.9	20.9	21.4	16.2
Energy	4.3	3.2	4.5	3.2	58.7	72.5
Other	1.0	4.6	0.9	2.9	(74.6)	(63.4)

Total net revenues	100.0%	100.0%	100.0%	100.0%	16.4	22.0

Cost of revenues	73.5%	74.3	73.3	74.5	15.2	20.1
Gross profit, as adjusted*	26.5	25.7	26.7	25.5	19.8	27.5
Selling, general and administrative expenses	13.4	14.0	14.0	14.1	11.0	20.4
Depreciation, depletion and amortization	4.8	4.0	4.9	4.2	40.0	43.1
Other income (expense):
Equity in earnings of affiliates	1.1	0.6	0.9	0.4	108.9	157.3
Interest	(1.3)	(1.3)	(1.2)	(1.3)	12.0	12.9
Other, net	0.1	0.3	0.1	0.2	(44.5)	(38.0)

Income before income taxes	8.3	7.3	7.6	6.5	32.0	42.1
Income tax expense	3.9	3.5	3.4	3.1	30.9	33.5

Net income	4.4%	3.8%	4.2%	3.4%	33.0	49.7

* As used, gross profit is defined as revenues less cost of revenues, excluding depreciation, depletion and amortization.
Revenues, equity in earnings of affiliates and income before income taxes pertaining to the Company’s operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel), and board of directors. Operating segment revenues and income before income taxes are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues
Water and wastewater infrastructure	$159,840	$134,328	$313,349	$251,021
Mineral exploration	46,408	38,238	83,505	71,866
Energy	9,401	5,925	18,953	10,989
Other	2,195	8,655	3,652	9,987

Total revenues	$217,844	$187,146	$419,459	$343,863

Equity in earnings of affiliates
Mineral exploration	$2,379	$1,139	$3,870	$1,504

Income before income taxes
Water and wastewater infrastructure	$11,941	$9,425	$23,775	$17,408
Mineral exploration	11,291	7,189	17,042	12,174
Energy	2,752	1,921	6,571	3,978
Other	372	2,416	596	2,721
Unallocated corporate expenses	(5,505)	(4,777)	(10,884)	(9,218)
Interest	(2,797)	(2,498)	(5,227)	(4,629)

Total income before income taxes	$18,054	$13,676	$31,873	$22,434

Revenues increased $30,698,000, or 16.4%, to $217,844,000 for the three months ended July 31, 2007, and $75,596,000, or 22.0%, to $419,459,000 for the six months ended July 31, 2007, as compared to the same periods last year. Revenues were up across all divisions with the main increase in the water and wastewater infrastructure division, including the impact of the acquisitions of American Water Services Underground Infrastructure, Inc. (“UIG”) in November 2006 and Collector Wells International Inc. (“CWI”) in June 2006. A further discussion of results of operations by division is presented below.
Gross profit, as adjusted, as a percentage of revenues was 26.5% and 26.7% for the three and six months ended July 31, 2007, respectively, compared to 25.7% and 25.5% for the same periods in the prior year.
Selling, general and administrative expenses were $29,112,000 and $58,520,000 for the three and six months ended July 31, 2007, respectively, compared to $26,236,000 and $48,600,000 for the same periods in the prior year. The increases for the three and six months, respectively, were primarily the result of $1,619,000 and $3,350,000 in expenses added from the acquisitions of UIG and CWI, wage and benefit increases of $1,255,000 and $2,757,000 and additional incentive compensation expense of $472,000 and $2,457,000 from increased profitability in the periods.
Equity in earnings of affiliates were $2,379,000 and $3,870,000 for the three and six months ended July 31, 2007, respectively, compared to $1,139,000 and $1,504,000 for the same periods in the prior year. The increases reflect continued strong performance in mineral exploration by affiliates in Latin America and the absence of inclement weather which affected their results in the first three months of the prior year.
Depreciation, depletion and amortization were $10,361,000 and $20,699,000 for the three and six months ended July 31, 2007, respectively, compared to $7,400,000 and $14,466,000 for the same periods last year. The increases were primarily the result of increased depletion expense of $926,000 and $2,479,000 resulting from the increase in production of unconventional gas from the Company’s energy operations and increased depreciation from property additions and acquisitions in the other divisions.
Interest expense increased to $2,797,000 and $5,227,000 for the three and six months ended July 31, 2007, respectively, compared to $2,498,000 and $4,629,000 for the same periods last year. The increases were primarily a result of increases in the Company’s average borrowings in conjunction with the financing of the UIG and CWI acquisitions.
Income tax expense was $8,486,000 (an effective rate of 47.0%) and $14,152,000 (an effective rate of 44.4%) for the three and six months ended July 31, 2007, respectively, compared to $6,484,000 (an effective rate of 47.4%) and $10,600,000 (an effective rate of 47.2%) for the same periods last year. The improvements in the effective rates were primarily attributable to increased pre-tax earnings, especially in international operations, and the resolution of certain tax contingencies. The effective rates in excess of the statutory federal rate for the periods were due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

Water and Wastewater Infrastructure Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues	$159,840	$134,328	$313,349	$251,021
Income before income taxes	11,941	9,425	23,775	17,408
Water and wastewater infrastructure revenues increased 19.0% to $159,840,000 and 24.8% to $313,349,000 for the three and six months ended July 31, 2007, respectively, as compared to $134,328,000 and $251,021,000 for the same periods in the prior year. The increases in revenues for the three and six months ended, respectively, were primarily attributable to $13,547,000 and $28,263,000 from the UIG and CWI acquisitions, $2,561,000 and $11,222,000 from increases in Reynolds’ water and wastewater projects currently in progress in the southeastern region of the United States and $7,204,000 and $17,163,000 in increased revenues from Layne’s traditional water supply businesses, which were particularly strong for contracts currently in progress in the southeastern and western regions of the United States. The backlog for the water and wastewater infrastructure division at July 31, 2007 was $364,248,000 compared to $244,899,000 at July 31, 2006.
Income before income taxes for the water and wastewater infrastructure division increased 26.7% to $11,941,000 and 36.6% to $23,775,000 for the three and six months ended July 31, 2007, respectively, compared to $9,425,000 and $17,408,000 for the same periods in the prior year. The increases in income before taxes for the three and six months ended, respectively, were primarily attributable to increases of $436,000 and $836,000 from the UIG and CWI acquisitions, $997,000 and $3,397,000 from the Reynolds projects currently in progress in the southeastern region of the United States, $1,247,000 and $1,825,000 from Layne’s traditional water supply businesses and, for the six months ended, $1,626,000 from the recovery of previously written off costs associated with a groundwater transfer project in Texas.
Mineral Exploration Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues	$46,408	$38,238	$83,505	$71,866
Income before income taxes	11,291	7,189	17,042	12,174
Mineral exploration revenues increased 21.4% to $46,408,000 and 16.2% to $83,505,000 for the three and six months ended July 31, 2007, respectively, compared to $38,238,000 and $71,866,000 for the same periods in the prior year. The increases were primarily attributable to continued strength in the Company’s markets due to relatively high gold and base metal prices.
Income before income taxes for the mineral exploration division increased 57.1% to $11,291,000 and 40.0% to $17,042,000 for the three and six months ended July 31, 2007, respectively, compared to $7,189,000 and $12,174,000 for the same periods in the prior year. The improved earnings in the division were primarily attributable to the impact of increased exploration activity, especially in the Company’s North American markets, and an increase of $1,240,000 and $2,366,000 in equity earnings of affiliates in Latin America for the three and six month periods, respectively.
Energy Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues	$9,401	$5,925	$18,953	$10,989
Income before income taxes	2,752	1,921	6,571	3,978
Energy revenues increased 58.7% to $9,401,000 and 72.5% to $18,953,000 for the three and six months ended July 31, 2007, respectively, compared to $5,925,000 and $10,989,000 for the same periods last year. The increases in revenues were primarily attributable to increased production from the Company’s unconventional gas properties. Production for the quarter was negatively impacted by flooding of the Company’s leased properties in southeast Kansas.

Income before income taxes for the energy division increased 43.3% to $2,752,000 and 65.2% to $6,571,000 for the three and six months ended July 31, 2007, respectively, compared to $1,921,000 and $3,978,000 for the same periods last year. The increases in income before income taxes were primarily due to the increase in production noted above. Offsetting income before income taxes for the quarter were estimated expenses and lost revenues of $175,000 associated with recovery from the flooding discussed above.
Other
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2007	2006	2007	2006
Revenues	$2,195	$8,655	$3,652	$9,987
Income before income taxes	372	2,416	596	2,721
The decreases in revenues and income before income taxes in both the three and six month periods ended July 31, 2007 as compared to the prior year were primarily due to a non recurring contract in the prior year to provide equipment and supplies to an international oil exploration company.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $5,505,000 and $10,884,000 for the three and six months ended July 31, 2007, respectively, compared to $4,777,000 and $9,218,000 in the prior periods. The increases for the periods were primarily due to wage and benefit increases and increased incentive compensation.
Changes in Financial Condition
Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.
The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $100,000,000 of unsecured notes available to be issued before September 15, 2007. At July 31, 2007, the Company had $60,000,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds a revolving credit facility (the “Credit Agreement”) composed of an unsecured $200,000,000 revolving facility, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). At July 31, 2007, the Company had $104,400,000 outstanding under the Credit Agreement (see Note 4 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at July 31, 2007 and expects to remain in compliance through the foreseeable future.
The Company’s working capital as of July 31, 2007 and July 31, 2006 was $64,808,000 and $84,031,000, respectively. Excluding current maturities of long-term debt, and the non-cash liability for stock to be issued in settlement of the Reynolds Earnout (see Note 2 to the consolidated financial statements) working capital at July 31, 2007 would be $89,123,000. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2008.
Operating Activities
Cash provided by operating activities was $22,849,000 for the six months ended July 31, 2007 as compared to cash provided by operating activities of $22,203,000 for the six months ended July 31, 2006. Increased cash from improved earnings was offset by greater growth in working capital.
Investing Activities
The Company’s capital expenditures, net of disposals, of $32,878,000 for the six months ended July 31, 2007, were directed primarily toward the Company’s expansion into unconventional gas exploration and production. Expenditures related to the Company’s unconventional gas efforts totaled $12,594,000 for the six months ended July 31, 2007, including the construction of gas pipeline infrastructure near the Company’s development projects.

Financing Activities
For the six months ended July 31, 2007, the Company had net borrowings of $12,800,000 under its credit facilities primarily to fund capital expenditures
The Company’s contractual obligations and commercial commitments as of July 31, 2007, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior Notes	$60,000	$13,333	$20,000	$26,667	$—
Credit Agreement	104,400	—	—	104,400	—
Operating leases	25,752	8,447	10,074	7,231	—
Mineral interest obligations	552	118	211	208	15

Total contractual cash obligations	190,704	21,898	30,285	138,506	15

Standby letters of credit	12,715	12,715	—	—	—
Asset retirement obligations	851	—	—	—	851

Total contractual obligations and commercial commitments	$204,270	$34,613	$30,285	$138,506	$866

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
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 11 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2007 Form 10-K and Note 4 of this Form 10-Q. As of July 31, 2007, $60,000,000 of the Company’s long-term debt outstanding carries a fixed-rate and $104,400,000 is variable rate debt. An instantaneous change in interest rates of one percentage point would change the Company’s annual interest expense by $1,044,000.
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
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income from continuing operations for the three months ended July 31, 2007. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of July 31, 2007, the Company held contracts for physical delivery of 5,846,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.31 to $8.925 per MMBtu. The estimated fair value of such contracts at July 31, 2007 was $655,000. We estimate that a ten percent change in the price of natural gas would have impacted income from continuing operations before taxes by approximately $731,000 for the six months ended July 31, 2007.
ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended July 31, 2007, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, for the period ended July 31, 2007, the Company concluded that its internal control over financial reporting is effective as of July 31, 2007. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation. The Company excluded from its assessment any changes in internal control over financial reporting at American Water Services Underground Infrastructure, Inc. (“UIG”), which was acquired on November 20, 2006, and whose financial statements reflect total assets and revenues constituting 6% and 5%, respectively, of the related consolidated financial statement amounts as of and for the six months ended July 31, 2007. The Company will include UIG in its evaluation of the design and effectiveness of internal control over financial reporting as of January 31, 2008.

PART II
ITEM 1 — Legal Proceedings
NONE
ITEM 2 — Changes in Securities
NOT APPLICABLE
ITEM 3 — Defaults Upon Senior Securities
NOT APPLICABLE
ITEM 4 — Submission of Matters to a Vote of Security Holders
          An annual meeting of stockholders was held on June 7, 2007. Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:
a)	Election of J. Samuel Butler as a Director to hold office for a term expiring at the 2008 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority
12,775,602	0	363,676
b)	Election of Nelson Obus as a Director to hold office for a term expiring at the 2008 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority
12,808,337	0	330,941
c)	Approval of the Layne Energy, Inc. 2007 Stock Option Plan:

For	Against	Withheld Authority
10,257,730	786,867	10,678
d)	Approval of the stockholder proposal to spin off the Water and Wastewater Infrastructure Division of the Company to the stockholders:

For	Against	Withheld Authority
767,784	10,189,458	98,033
e)	Ratification and approval of the selection of the accounting firm of Deloitte and Touche LLP as the independent public accountants of the Company for the fiscal year ended January 31, 2008:

For	Against	Withheld Authority
12,945,194	129,106	64,980

ITEM 5 — Other Information
          NONE
ITEM 6 — Exhibits and Reports on Form 8-K
a)	Exhibits

4(1)	-	Registration Rights Agreement, dated September 28, 2005, among Layne Christensen Company and the holders of Layne common stock listed on the signature page thereto.

31(1)	-	Section 302 Certification of Chief Executive Officer of the Company.

31(2)	-	Section 302 Certification of Chief Financial Officer of the Company.

32(1)	-	Section 906 Certification of Chief Executive Officer of the Company.

32(2)	-	Section 906 Certification of Chief Financial Officer of the Company.
b)	Reports on Form 8-K

Form 8-K filed on May 31, 2007, related to the Company’s first quarter earnings press release.

Form 8-K filed on June 13, 2007, related to various stock option and incentive compensation plans adopted by the Company.

Form 8-K filed on June 20, 2007, disclosing the goals for named executive officer Colin Kinley to earn a bonus under the Company’s Energy Division Incentive Compensation Plan.

* * * * * * * * * *
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company (Registrant)
DATE: September 7, 2007	/s/ A.B. Schmitt
A.B. Schmitt,
President and Chief Executive Officer

DATE: September 7, 2007	/s/ Jerry W. Fanska
Jerry W. Fanska,
Sr. Vice President Finance and Treasurer