Form 10-Q
period 2007-10-31
LAYNE CHRISTENSEN CO
filed 2007-12-10
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
Yes ☐      No ☑
     There were 19,158,216 shares of common stock, $.01 par value per share, outstanding on November 30, 2007.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,	January 31,
	2007	2007
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$81,535	$13,007
Customer receivables, less allowance of $7,308 and $7,020, respectively	125,776	109,615
Costs and estimated earnings in excess of billings on uncompleted contracts	59,027	51,210
Inventories	19,760	18,456
Deferred income taxes	17,748	16,551
Income taxes receivable	447	521
Restricted cash-current	—	8,270
Other	4,709	5,578

Total current assets	309,002	223,208

Property and equipment:
Land	8,649	8,180
Buildings	21,569	21,457
Machinery and equipment	291,449	263,049
Gas transportation facilities and equipment	27,897	24,939
Oil and gas properties	71,643	58,458
Mineral interests in oil and gas properties	17,424	12,515

	438,631	388,598
Less — Accumulated depreciation and depletion	(201,027)	(174,081)

Net property and equipment	237,604	214,517

Other assets:
Investment in affiliates	28,938	24,280
Goodwill	78,436	65,184
Other intangible assets, net	15,224	16,017
Other	5,589	3,958

Total other assets	128,187	109,439

	$674,793	$547,164

See Notes to Consolidated Financial Statements.
— Continued —

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except share and per share data)

	October 31,	January 31,
	2007	2007
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$65,132	$52,156
Current maturities of long-term debt	13,333	—
Accrued compensation	33,747	29,616
Accrued insurance expense	8,340	7,303
Cash purchase price adjustments	—	240
Other accrued expenses	16,086	14,222
Acquisition escrow obligation-current	50	9,395
Income taxes payable	3,492	9,045
Billings in excess of costs and estimated earnings on uncompleted contracts	31,441	34,242

Total current liabilities	171,621	156,219

Noncurrent and deferred liabilities:
Long-term debt	46,667	151,600
Accrued insurance expense	8,705	8,160
Deferred income taxes	26,063	23,302
Minority interest	371	—
Other	9,373	2,849

Total noncurrent and deferred liabilities	91,179	185,911

Common stock, par value $.01 per share, 30,000,000 shares authorized, 19,158,216 and 15,517,724 shares issued and outstanding, respectively	192	155
Capital in excess of par value	327,479	149,187
Retained earnings	92,260	64,145
Accumulated other comprehensive loss	(7,938)	(8,453)

Total stockholders’ equity	411,993	205,034

	$674,793	$547,164

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
	2007	2006	2007	2006
Revenues	$225,226	$185,824	$644,685	$529,687
Cost of revenues (exclusive of depreciation, depletion and amortization shown below)	164,887	135,502	472,422	391,587
Selling, general and administrative expenses	31,457	26,724	89,977	75,324
Depreciation, depletion and amortization	11,228	8,673	31,927	23,139
Other income (expense):
Equity in earnings of affiliates	2,157	1,388	6,027	2,892
Interest	(2,517)	(2,551)	(7,744)	(7,180)
Other income, net	244	452	769	1,299

Income before income taxes and minority interest	17,538	14,214	49,411	36,648
Income tax expense	7,688	6,452	21,840	17,052
Minority interest	79	—	79	—

Net income	$9,929	$7,762	$27,650	$19,596

Basic income per share	$0.60	$0.51	$1.74	$1.28

Diluted income per share	$0.59	$0.50	$1.70	$1.27

Weighted average shares outstanding	16,477,000	15,334,000	15,857,000	15,282,000
Dilutive stock options	397,000	190,000	376,000	190,000

	16,874,000	15,524,000	16,233,000	15,472,000

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Nine Months
	Ended October 31,
	(unaudited)
	2007	2006
Cash flow from operating activities:
Net income	$27,650	$19,596
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	31,927	23,139
Deferred income taxes	824	(2,064)
Share-based compensation	2,139	1,661
Share-based compensation excess tax benefits	(2,204)	—
Equity in earnings of affiliates	(6,027)	(2,892)
Dividends received from affiliates	1,369	1,038
Minority interest	(79)	—
(Gain) loss from disposal of property and equipment	24	(789)
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in customer receivables	(15,102)	(10,275)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(7,770)	(8,721)
Increase in inventories	(918)	(1,067)
Decrease in other current assets	1,116	1,243
Increase in accounts payable and accrued expenses	21,678	25,412
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(2,801)	10,012
Other, net	(1,374)	(729)

Cash provided by operating activities	50,452	55,564

Cash flow from investing activities:
Additions to property and equipment	(33,152)	(23,899)
Additions to gas transportation facilities and equipment	(2,958)	(11,268)
Additions to oil and gas properties	(13,171)	(19,441)
Additions to mineral interests in oil and gas properties	(4,908)	(1,339)
Proceeds from disposal of property and equipment	1,339	3,372
Acquisition of businesses, net of cash acquired	—	(3,809)
Acquisition of oil and gas transportation facilities and equipment	—	(1,500)
Distribution of restricted cash for prior year acquisitions	(9,627)	—
Payment of cash purchase price adjustments on prior year acquisition	(2,270)	(6,120)
Deposit of cash into restricted accounts	(1,075)	(1,887)
Release of cash from restricted accounts	9,627	5,597
Net investment in affiliates	—	400

Cash used in investing activities	(56,195)	(59,894)

Cash flow from financing activities:
Borrowings under revolving credit facility	483,800	267,400
Repayments under revolving credit facility	(575,400)	(265,300)
Proceeds from public offering of common stock, net of issuance costs	159,879	—
Issuance of common stock upon exercise of stock options	2,845	1,161
Excess tax benefit on exercise of share-based instruments	2,204	571
Contribution from minority interest	450	—

Cash provided by financing activities	73,778	3,832

Effects of exchange rate changes on cash	493	225

Net increase (decrease) in cash and cash equivalents	68,528	(273)
Cash and cash equivalents at beginning of period	13,007	17,983

Cash and cash equivalents at end of period	$81,535	$17,710

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Accounting Policies and Basis of Presentation
Principles of Consolidation — The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the “Company”). All significant inter-company transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2007 as filed in its Annual Report on Form 10-K.
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
Reserve Estimates — The Company’s estimates of natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas reserves and future net cash flows depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and work over and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material.
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
Other Long-lived Assets — In the event of an indication of possible impairment, the Company evaluates the fair value and future benefits of long-lived assets, including the Company’s gas transportation facilities and equipment, by performing an analysis of the anticipated future net cash flows of the related long-lived assets. In the event of an impairment, the carrying value of those assets would be reduced to fair value. The Company believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.
Cash and Cash Equivalents — The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of October 31, 2007, the Company’s cash equivalents included $59,000,000 of short term commercial paper. The Company’s cash equivalents are subject to potential credit risk. The company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.
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
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), effective February 1, 2007. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets or liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The cumulative effects of applying FIN 48 have been recorded as an increase to retained earnings and a decrease to income taxes payable of $465,000 as of February 1, 2007. As of October 31, and February 1, 2007, the total amount of unrecognized tax benefits was $7,154,000 and $6,061,000, respectively of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months.
In conjunction with the adoption of FIN 48, the Company has classified uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Consistent with its historical financial reporting, the Company reports income tax-related interest and penalties as a component of income tax expense. As of October 31 and February 1, 2007, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $2,021,000 and $1,489,000, respectively.
The Company has been examined for federal income tax purposes for the 1999-2003 tax years. During the first quarter of fiscal 2008, the Company effectively settled certain tax years which resulted in the recognition of $706,000 in previously unrecognized tax benefits. The 2004-2007 tax years are open to possible federal and state examination. The Company is also open to examination in various foreign jurisdictions for various tax years ranging from 2002-2007 subject to the normal statute of limitation rules in each country. Tax liabilities are recorded based on estimates of additional taxes which will be due upon the conclusion of these examinations. Estimates of these tax liabilities are made based upon prior experience and are updated in light of changes in facts and circumstances. However, due to the uncertain and complex application of tax regulations, examination outcomes and the timing of settlements are subject to significant uncertainty.
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

Share-based compensation — The Company adopted SFAS No. 123R (revised December 2004), “Shared-Based Compensation” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company elected to adopt the standard using the Modified Prospective Method which requires recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. As of October 31, 2007, the Company had unrecognized compensation expense of $5,479,000 to be recognized over a weighted average period of 2.53 years. The Company determines the fair value of stock-based compensation using the Black-Scholes model. As of October 31, 2007, there was approximately $2,782,000 of unearned compensation cost related to unvested restricted shares. This amount is expected to be recognized over a weighted average period of 3.47 years.
Consolidated Statements of Cash Flows – Highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash equivalents.
Supplemental Cash Flow Information – The amounts paid for income taxes, net of refunds, and interest is as follows (in thousands):

	Nine Months
	Ended October 31,
	2007	2006
Income taxes	$15,761	$10,871
Interest	7,717	7,012
The Company had earnings on restricted cash of $282,000 and $144,000 for the nine months ended October 31, 2007 and 2006, which were treated as non-cash items as they were restricted for the account of the escrow beneficiaries.
2. Acquisitions
On September 28, 2005, the Company acquired 100% of the outstanding stock of Reynolds Inc. (“Reynolds”). Under the terms of the purchase, there was contingent consideration up to a maximum of $15,000,000 (the “Reynolds Earn out”), based on Reynolds operating performance over a period of thirty-six months from the closing date. During July 2007, the Company determined that it was probable that the maximum consideration would be achieved, and agreed to settle the Reynolds Earn out on a discounted basis for $13,252,000, consisting of $2,270,000 in cash and $10,982,000 of Layne common stock. The Company paid the cash portion of the settlement on July 31, 2007, and issued 249,023 shares of Layne common stock in August 2007 in payment of the stock portion. The Reynolds Earnout has been accounted for as additional purchase consideration, and accordingly the Company recorded $13,252,000 of additional Goodwill in July, 2007.
On November 20, 2006, the Company acquired 100% of the stock of American Water Services Underground Infrastructure, Inc. (“UIG”), a wholly-owned subsidiary of American Water (USA), Inc. UIG is engaged in the business of providing trenchless pipeline rehabilitation services for sewer and storm water systems and was combined with a similar service line acquired in the acquisition of Reynolds, Inc. The purchase price for UIG was $27,662,000, consisting of cash of $27,524,000 and costs of $138,000. The cash portion of the purchase price was net of certain purchase price adjustments based on the amount of tangible net worth at the closing date, $1,101,000 of which was received by the Company in February 2007.
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

The results of operations of UIG have been included in the Company’s consolidated statements of income commencing with the closing date. Assuming UIG had been acquired as of the beginning of fiscal 2007, the unaudited consolidated revenues, net income from continuing operations, net income and net income per share would have been as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006

Revenues	$225,226	$197,853	$644,685	$564,892
Net income	9,929	8,348	27,650	20,563
Basic earnings per share	0.60	0.54	1.74	1.35
Diluted earnings per share	0.59	0.54	1.70	1.33
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

The results of operations of CWI have been included in the Company’s consolidated statements of income commencing with the CWI Closing Date. On a pro forma basis for periods prior to the acquisition, the acquisition did not have a significant effect on the Company’s results of operations or cash flows.
On November 30, 2007, the Company acquired certain assets of SolmeteX, Inc., a wastewater treatment company, for approximately $13,500,000.

3. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	October 31, 2007			January 31, 2007
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill (non tax deductible)	$78,436	$—		$65,184	$—

Other amortizable intangible assets
Tradenames	$16,000	$(1,278)	32	$16,000	$(818)	32
Customer-related	332	(263)	3	332	(134)	3
Patents	359	(276)	3	359	(160)	3
Non-competition agreements	379	(261)	5	379	(227)	5
Other	762	(530)	23	762	(476)	23

Total amortizable intangible assets	$17,832	$(2,608)		$17,832	$(1,815)

Amortizable intangible assets are being amortized over their estimated useful lives of one to 40 years with a weighted average amortization period of 30 years. Total amortization expense for other intangible assets was $265,000 and $244,000 for three months ended October 31, 2007 and 2006, respectively, and $793,000 and $730,000 for the nine months ended October 31, 2007 and 2006, respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water and Wastewater
	Energy	Infrastructure	Total
Balance February 1, 2007	$950	$64,234	$65,184
Additions	—	13,252	13,252

Balance, October 31, 2007	$950	$77,486	$78,436

4. Indebtedness
On July 31, 2003, the Company entered into an agreement (“Master Shelf Agreement”) whereby it could issue up to $60,000,000 in unsecured notes. Upon closing, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000 beginning July 31, 2008. Proceeds from the issuance were used to refinance borrowings outstanding under the Company’s previous term loan and revolving credit facility. The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000 beginning September 29, 2009. Proceeds of the issuance were used to finance an acquisition and for general corporate purposes. As of October 15, 2007, the Company amended the Master Shelf Agreement to increase the amount of senior notes available to be issued to $105,000,000, which created an available facility amount of $45,000,000, and reinstated and extended the available issuance period to September 15, 2009.
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

The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On October 31, 2007, there were letters of credit of $13,717,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $186,283,000.
The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of October 31, 2007.
Debt outstanding as of October 31, 2007 and January 31, 2007 was as follows (in thousands):

	October 31,	January 31,
	2007	2007
Credit Agreement	$—	$91,600
Senior Notes	60,000	60,000

Total debt	60,000	151,600
Less current maturities	13,333	—

Total long-term debt	$46,667	$151,600

5. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of October 31, 2007, the Company had committed to deliver 5,018,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010. The prices on these contracts range from $7.46 to $9.015 per MMBtu.
The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at October 31, 2007 was $2,821,000.
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
6. Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Net income	$9,929	$7,762	$27,650	$19,596
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	23	(60)	515	142
Unrealized gain on foreign exchange contracts	—	(56)	—	53

Other comprehensive income	$9,952	$7,646	$28,165	$19,791

The components of accumulated other comprehensive loss as of October 31, 2007 and 2006 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2007	$(7,151)	$(1,302)	$—	$(8,453)
Period change	515	—	—	515

Balance, October 31, 2007	$(6,636)	$(1,302)	$—	$(7,938)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2006	$(7,442)	$—	$—	$(7,442)
Period change	142	—	53	195

Balance, October 31, 2006	$(7,300)	$—	$53	$(7,247)

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
Net periodic pension cost for the three and nine months ended October 31, 2007 and 2006 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Service cost	$23	$22	$72	$64
Interest cost	117	110	353	329
Expected return on assets	(133)	(130)	(402)	(387)
Net amortization	60	62	180	185

Net periodic pension cost	$67	$64	$203	$191

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three and nine months ended October 31, 2007 and 2006 include the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Service cost	$44	$25	$132	$75
Interest cost	26	22	77	66

Net periodic pension cost	$70	$47	$209	$141

8. Stock and Stock Option Plans
In October 2007, the Company completed a public stock offering of 3,105,000 common shares. Proceeds of the offering, net of issuance costs of $9,344,000, were $159,879,000.
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
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock up to an aggregate of 2,600,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of October 31, 2007, there were 336,000 shares available to be granted under the plans. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.
For the nine months ended October 31, 2007, the Company granted approximately 74,000 restricted shares which generally cliff vest over periods of 1-4 years from the grant date.
Significant option groups outstanding at October 31, 2007, related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

4/98	736	736	10.290	6
4/99	9,773	9,773	4.125	18
4/99	24,875	24,875	5.250	18
2/00	3,500	3,500	5.500	28
4/00	14,794	14,794	3.495	30
6/04	25,000	25,000	16.600	80
6/04	169,791	101,041	16.650	81
6/05	12,000	12,000	17.540	93
9/05	203,750	78,750	23.050	96
1/06	200,231	42,558	27.870	100
6/06	12,000	12,000	29.290	105
6/06	70,000	17,500	29.290	105
6/07	70,000	—	42.260	115
7/07	33,000	—	42.760	116
9/07	3,000	—	55.480	119

	852,450	342,527

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of 5 to 10 years from the date of grant and generally vest ratably over periods of 4 to 5 years. Transactions for stock options for the period ended October 31, 2007 were as follows:

			Weighted
			Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2007	963,529	$20.028	7.410	$14,454
Granted	106,000	42.79		—
Exercised	(212,606)	13.390		6,812
Canceled	—	—		—
Forfeited	(3,750)	16.65		151
Expired	(723)	11.400		19

Outstanding at October 31, 2007	852,450	24.537	7.67	27,128

Shares Exercisable	342,527	18.751	6.66	12,882

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
Financial information (in thousands) for the Company’s operating segments is presented below. Intersegment revenues, if any, are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues
Water and wastewater infrastructure	$162,255	$136,586	$475,604	$387,607
Mineral exploration	47,380	39,749	130,885	111,615
Energy	10,054	6,814	29,007	17,803
Other	5,537	2,675	9,189	12,662

Total revenues	$225,226	$185,824	$644,685	$529,687

Equity in earnings of affiliates mineral exploration	$2,157	$1,388	$6,027	$2,892

Income before income taxes and minority interest
Water and wastewater infrastructure	$10,647	$10,015	$34,422	$27,423
Mineral exploration	9,033	7,789	26,075	19,963
Energy	3,263	2,362	9,834	6,340
Other	2,872	829	3,477	3550
Unallocated corporate expenses	(5,760)	(4,230)	(16,653)	(13,448)
Interest	(2,517)	(2,551)	(7,744)	(7,180)

Total income before income taxes and minority interest	$17,538	$14,214	$49,411	$36,648

Geographic Information
Revenue
United States	$182,125	$151,403	$530,234	$425,392
Africa/Australia	23,027	20,054	64,770	60,219
Mexico	11,453	9,423	30,116	23,934
Other foreign	8,621	4,944	19,565	20,142

Total revenues	$225,226	$185,824	$644,685	$529,687

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

					Period-to-Period
	Three Months		Nine Months		Change
	Ended October 31,		Ended October 31,		Three	Nine
	2007	2006	2007	2006	Months	Months
Revenues:
Water and wastewater infrastructure	72.0%	73.5%	73.8%	73.2%	18.8%	12.7%
Mineral exploration	21.0%	21.4	20.3	21.1	19.2	17.3
Energy	4.5	3.7	4.5	3.4	47.5	62.9
Other	2.5	1.4	1.4	2.3	107.0	(27.4)

Total net revenues	100.0%	100.0%	100.0%	100.0%	21.2	21.7

Cost of revenues	73.2%	72.9	73.3	73.9	21.7	20.6
Selling, general and administrative expenses	14.0	14.4	14.0	14.2	17.7	19.5
Depreciation, depletion and amortization	5.0	4.7	5.0	4.4	29.5	38.0
Other income (expense):
Equity in earnings of affiliates	1.0	0.7	0.9	0.5	55.4	108.4
Interest	(1.1)	(1.4)	(1.2)	(1.4)	(1.3)	7.9
Other, net	0.1	0.4	0.1	0.3	46.0	(40.8)

Income before income taxes	7.8	7.7	7.7	6.9	23.4	34.8
Income tax expense	3.4	3.5	3.4	3.2	19.2	28.1

Net income	4.4%	4.2%	4.3%	3.7%	27.9	41.1

Revenues, equity in earnings of affiliates and income before income taxes pertaining to the Company’s operating segments are presented below. Intersegment revenues, if any are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel), and board of directors. Operating segment revenues and income before income taxes are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues
Water and wastewater infrastructure	$162,255	$136,586	$475,604	$387,607
Mineral exploration	47,380	39,749	130,885	111,615
Energy	10,054	6,814	29,007	17,803
Other	5,537	2,675	9,189	12,662

Total revenues	$225,226	$185,824	$644,685	$529,687

Equity in earnings of affiliates mineral exploration	$2,157	$1,388	$6,027	$2,892

Income before income taxes and minority interest
Water and wastewater infrastructure	$10,647	$10,015	$34,422	$27,423
Mineral exploration	9,033	7,789	26,075	19,963
Energy	3,263	2,362	9,834	6,340
Other	2,872	829	3,477	3,550
Unallocated corporate expenses	(5,760)	(4,230)	(16,653)	(13,448)
Interest	(2,517)	(2,551)	(7,744)	(7,180)

Total income before income taxes and minority interest	$17,538	$14,214	$49,411	$36,648

Revenues for the three months ended October 31, 2007 increased $39,402,000, or 21.2%, to $225,226,000 while revenues for the nine months ended October 31, 2007 increased $114,998,000, or 21.7%, to $644,685,000 from the same periods last year. Revenues were up across all divisions with the main increase in the water and wastewater infrastructure division, including the impact of the acquisitions of American Water Services Underground Infrastructure Inc. (“UIG”) in November 2006 and Collector Wells International Inc. (“CWI”) in June 2006. A further discussion of results of operations by division is presented below.
Selling, general and administrative expenses were $31,457,000 and $89,977,000 for the three and nine months ended October 31, 2007, compared to $26,724,000 and $75,324,000 for the same periods last year. The increases for the three and nine months ended October 31, 2007, respectively, were primarily the result of $1,457,000 and $4,807,000 in expenses added from the acquisitions of UIG and CWI, wage and benefit increases of $1,214,000 and $3,971,000 and share based compensation increases of $347,000 and $478,000. Although down slightly for the three months ended October 31, 2007 incentive compensation expense contributed $2,227,000 to the increase for the nine months ended.
Depreciation, depletion and amortization were $11,228,000 and $31,927,000 for the three and nine months ended October 31, 2007, compared to $8,673,000 and $23,139,000 for the same periods last year. The increases for the three and nine months ended October 31, 2007, respectively, were primarily the result of increased depletion of $881,000 and $3,360,000 from the Company’s energy operations and increased depreciation from property additions and acquisitions in the other divisions.
Equity in earnings of affiliates was $2,157,000 and $6,027,000 for the three and nine months ended October 31, 2007, compared to $1,388,000 to $2,892,000, for the same periods last year. The increases reflect continued strong performance in mineral exploration by affiliates in Latin America and, for the nine months, the absence of inclement weather which affected their results in the early months of the prior year.
Interest expense was $2,517,000 and $7,744,000 for the three and nine months ended October 31, 2007, compared to $2,551,000 and $7,180,000 for same periods last year. The increase for the nine months was primarily a result of increases in the Company’s average borrowings from the prior year in conjunction with the financing of the UIG and CWI acquisitions.
Income tax expense was recorded at an effective tax rate of 43.8% and 44.2% for the three and nine months ended October 31, 2007 compared to an effective rate of 45.4% and 46.5% for the same periods last year. The improvement in the effective rates was primarily attributable to an increase in pre-tax earnings, especially in international operations, and the resolution of certain tax contingencies. The effective rates in excess of the statutory federal rate for the periods were due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

Water and Wastewater Infrastructure Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues	$162,255	$136,586	$475,604	$387,607
Income before income taxes	10,647	10,015	34,422	27,423
Water and wastewater infrastructure revenues increased 18.8% to $162,255,000 and 22.7% to $475,604,000 for the three and nine months ended October 31, 2007, compared to $136,586,000 and $387,607,000 for the same periods last year. The increase in revenues for the three months ended was primarily due to the increases from the UIG acquisition of $11,721,000, year over year improvement in collector well revenues following the CWI acquisition of $4,825,000, and increases in revenue from wastewater infrastructure projects in the southeastern United States of $9,160,000. The increase in revenues for the nine months ended was primarily due to increases from the UIG and CWI acquisitions of $39,984,000, increases in collector well revenues of $4,825,000 following the acquisition and increases in revenues from certain wastewater infrastructure projects in the southeastern United States of $22,291,000.
Income before income taxes for the water and wastewater infrastructure division increased 6.3% to $10,647,000 and 25.5% to $34,422,000 for the three and nine months ended October 31, 2007, respectively, compared to $10,015,000 and $27,423,000 for the same periods last year. The increase in income before income taxes for the three months ended was primarily due to the increases from the UIG acquisition of $1,036,000 and improvement in collector well income following the CWI acquisition of approximately $1,400,000, offset by decreased earnings of $2,200,000 from certain large wastewater plant projects in the southeastern United States which are nearing completion. The increase in income before income taxes for the nine months ended was primarily due to increases from the UIG and CWI acquisitions of $2,166,000, increased earnings from certain of the wastewater projects in the southeastern United States of $2,948,000 and recovery of previously written off costs of $1,626,000 associated with a ground water transfer project in Texas.
The backlog in the water and wastewater infrastructure division was $376,506,000 as of October 31, 2007, compared to $306,939,000 as of October 31, 2006.
Mineral Exploration Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues	$47,380	$39,749	$130,885	$111,615
Income before income taxes	9,033	7,789	26,075	19,963
Mineral exploration revenues increased 19.2% to $47,380,000 and 17.3% to $130,885,000 for the three and nine months ended October 31, 2007, respectively, compared to $39,749,000 and $111,615,000 for the same periods last year. The increases were primarily attributable to continued strength in the Company’s markets due to relatively high gold and base metal prices.
Income before income taxes for the mineral exploration division increased 16.0% to $9,033,000 and 30.6% to $26,075,000 for the three and nine months ended October 31, 2007, respectively, compared to $7,789,000 and $19,963,000 for the same periods last year. The improved earnings in the division were primarily attributable to continued strength in the Company’s markets, especially in North America, and an increase of $769,000 and $3,135,000 in equity earnings of affiliates in Latin America for the three and nine month periods, respectively.

Energy Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues	$10,054	$6,814	$29,007	$17,803
Income before income taxes	3,263	2,362	9,834	6,340
Energy revenues increased 47.5% to $10,054,000 and 62.9% to $29,007,000 for the three and nine months ended October 31, 2007, respectively, compared to $6,814,000 and $17,803,000 for the same periods last year. The increases in revenues were primarily attributable to increased production from the Company’s unconventional gas properties.
Income before income taxes for the energy division increased 38.1% to $3,263,000 and 55.1% to $9,834,000 for the three and nine months ended October 31, 2007, respectively, compared to $2,362,000 and $6,340,000 for the same periods last year. The increases in income before income taxes were primarily due to the increase in production noted above.
Other
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2007	2006	2007	2006
Revenues	$5,537	$2,675	$9,189	$12,662
Income before income taxes	2,872	829	3,477	3,550
Included in Other for the three and nine months ended October 31, 2007 was $3,166,000 in revenues associated with two contracts to provide consulting and logistical support for international projects in Canada and Africa. Included in the nine months ended October 31, 2006 was $8,798,000 in revenues associated with a contract to provide equipment and supplies to an international oil exploration company. Excluding the effect of these activities, the remainder of the operations included in this segment were consistent period over period.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $5,760,000 and $16,653,000 for the three and nine months ended October 31, 2007, respectively, compared to $4,230,000 and $13,448,000 for the same periods last year. The increases for the periods were primarily due to wage and benefit increases of $272,000 and $806,000, increased incentive compensation of $102,000 and $517,000, increased compensation to directors of $262,000 and $521,000, and increased share based compensation to employees of $347,000 and $478,000.
Changes in Financial Condition
Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.
The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $105,000,000 of unsecured notes available to be issued before September 15, 2009. At October 31, 2007, the Company had $60,000,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds a revolving credit facility (the “Credit Agreement”) composed of an unsecured $200,000,000 revolving facility, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). At October 31, 2007, the Company had no outstanding balance under the Credit Agreement (see Note 4 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at October 31, 2007 and expects to remain in compliance through the foreseeable future.
The Company’s working capital as of October 31, 2007 and October 31, 2006 was $137,381,000 and $63,267,000, respectively. Working capital as of October 31, 2007 was unusually high due to remaining proceeds from the Company’s

October stock offering held in commercial paper.
The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures and acquisitions for fiscal 2008.
Operating Activities
Cash provided by operating activities was $50,452,000 for the nine months ended October 31, 2007 as compared to cash provided by operating activities of $55,564,000 for the nine months ended October 31, 2006. Increased cash from improved earnings was offset by greater growth in working capital.
Investing Activities
The Company’s capital expenditures, net of disposals, of $52,850,000 for the nine months ended October 31, 2007, were directed toward equipment upgrades and capacity increases in the water and wastewater infrastructure division and the Company’s expansion into unconventional gas exploration and production. Expenditures related to the Company’s unconventional gas efforts totaled $21,037,000 for the nine months ended October 31, 2007, including the construction of gas pipeline infrastructure near the Company’s development projects.
On November 30, 2007, the Company acquired certain assets of SolmeteX, Inc., a wastewater treatment company, for approximately $13,500,000.
Financing Activities
For the nine months ended October 31, 2007, the Company had net repayments of $91,600,000 under its credit facilities, which are primarily used to fund capital expenditures. The outstanding balance of the Company’s Credit Agreement was repaid when the Company completed a public stock offering of 3,105,000 common shares in October 2007. Proceeds of the offering, net of issuance cost of $9,344,000, were $159,879,000.
The Company’s contractual obligations and commercial commitments as of October 31, 2007, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior Notes	$60,000	$13,333	$20,000	$26,667	$—
Credit Agreement	—	—	—	—	—
Operating leases	31,412	13,083	11,632	4,455	2,242
Mineral interest obligations	608	114	230	235	29

Total contractual cash obligations	92,020	26,530	31,862	31,357	2,271

Standby letters of credit	13,717	13,717	—	—	—
Asset retirement obligations	864	—	—	—	864

Total contractual obligations and commercial commitments	$106,601	$40,247	$31,862	$31,357	$3,135

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
Goodwill and Other Intangibles —The Company accounts for goodwill and other intangible assets in accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized over their estimated useful lives, which range from one to 40 years.
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
Other Long-lived Assets — In the event of an indication of possible impairment, the Company evaluates the fair value and future benefits of long-lived assets, including the Company’s gas transportation facilities and equipment, by performing an analysis of the anticipated future net cash flows of the related long-lived assets. In the event of an impairment the carrying value of these assets would be reduced to fair value. The Company believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.
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
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 11 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2007 Form 10-K and Note 4 of this Form 10-Q. As of October 31, 2007, $60,000,000 of the Company’s long-term debt outstanding carries a fixed-rate. As all of the Company’s currently outstanding debt bears interest at fixed rates, an instantaneous change in interest rates of one percentage point would have no effect on the Company’s annual interest expense.
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
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income from continuing operations for the three months ended October 31, 2007. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of October 31, 2007, the Company held contracts for physical delivery of 5,018,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.46 to $9.015 per MMBtu. The estimated fair value of such contracts at October 31, 2007 was $2,821,000. We estimate that a ten percent change in the price of natural gas would have impacted income from continuing operations before taxes by approximately $105,000 for the nine months ended October 31, 2007.

ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended October 31, 2007, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, for the period ended October 31, 2007, the Company concluded that its internal control over financial reporting is effective as of October 31, 2007. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation. The Company excluded from its assessment any changes in internal control over financial reporting at American Water Services Underground Infrastructure, Inc. (“UIG”), which was acquired on November 20, 2006, and whose financial statements reflect total assets and revenues constituting 6% and 5%, respectively, of the related consolidated financial statement amounts as of and for the nine months ended October 31, 2007. The Company will include UIG in its evaluation of the design and effectiveness of internal control over financial reporting as of January 31, 2008.

PART II
ITEM 1 — Legal Proceedings
NONE
ITEM 1A.— Risk Factors
There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2007.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
NOT APPLICABLE
ITEM 3 — Defaults Upon Senior Securities
NOT APPLICABLE
ITEM 4 — Submission of Matters to a Vote of Security Holders
NONE
ITEM 5 — Other Information
NONE
ITEM 6 — Exhibits

3(1)	Corrected Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed September 20, 2007).

3(2)	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1(b) to the Company’s Current Report on Form 8-K filed on September 17, 2007).

10(1)	Amendment No. 3 to Amended and Restated Loan Agreement, dated October 15, 2007, by and among the Company, LaSalle Bank National Association, as Administrative Agent and Lender, and the other Lenders listed therein.

10(2)	Letter Amendment No. 5 to Senior Notes Mater Shelf Agreement, dated October 15, 2007, by and among the Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named therein from time to time.

10(3)	Form of Restricted Stock Award Agreement for Management and Non-Employee Directors under the Company’s 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2007).

31(1)	Section 302 Certification of Chief Executive Officer of the Company.

31(2)	Section 302 Certification of Chief Financial Officer of the Company.

32(1)	Section 906 Certification of Chief Executive Officer of the Company.

32(2)	Section 906 Certification of Chief Financial Officer of the Company.

* * * * * * * * * *
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company (Registrant)
DATE: December 10, 2007	/s/ A.B. Schmitt
A.B. Schmitt, President
and Chief Executive Officer

DATE: December 10, 2007	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer