Form 10-K
period 2008-01-31
LAYNE CHRISTENSEN CO
filed 2008-04-15
CIK 888504

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 31, 2008

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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the 14,850,045 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2007, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the Nasdaq Stock Market on that date was $670,776,533.
At March 31, 2008, there were 19,161,452 shares of the Registrant’s Common Stock outstanding.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A Part III.

PART I
Item 1. Business
General
Layne Christensen Company (the “Company”) provides drilling and construction services and related products in two principal markets: water infrastructure and mineral exploration, as well as being a producer of unconventional natural gas for the energy market. We operate throughout North America, as well as Africa, Australia, Europe and, through our affiliates, in South America. Layne Christensen’s customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies and, to a lesser extent, agribusiness.
     We maintain our executive offices at 1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205. Our telephone number is (913) 362-0510 and our web site address is www.laynechristensen.com. Our periodic and current reports are available, free of charge, on our Web site as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.
Market Overview
The characteristics of each of the industries in which we operate are described below. See Note 15 to the Consolidated Financial Statements for certain financial information about our operating segments and foreign operations.
Water Infrastructure
Water well drilling services demand is driven by the need to access the vital natural resource of groundwater, which is drawn from the earth for drinking water, irrigation and industrial use, and which in many areas globally is the only reliable source of potable water. Main drivers of drilling services include shifting demographics and regional expansion, deteriorating water quality, increasing water demand at industrial facilities, limited availability of surface water and new housing developments. The U.S. water well drilling industry is highly fragmented, consisting of several thousand regionally and locally based contractors. We believe that a majority of these contractors are primarily involved in drilling low-volume water wells for agricultural and residential customers, markets in which we do not generally choose to compete.
     Well and pump rehabilitation demand depends on the age and application of the equipment, the quality of material and workmanship applied in the original well construction and changes in depth and quality of the groundwater. Rehabilitation work is often required on an emergency basis or within a relatively short period of time after a performance decline is recognized. Scheduling flexibility and a broad national footprint combined with technical expertise and equipment, are critical for a repair and maintenance service provider. Like the water well drilling market, the market for rehabilitation is highly fragmented.
     Water and wastewater treatment services demand continues to grow. Increasingly stringent water quality and treatment regulations are being adopted by a variety of governing agencies. As demographic shifts occur to more water-challenged areas and the number and allowable level of regulated contaminants and impurities becomes more strict, the demand for water recycling and conservation services, as well as new specialized treatment media and filtration methods, is expected to remain strong.
     Wastewater treatment and pipeline construction demand is driven by many of the same factors that affect demand for water well drilling services. Sewer rehabilitation demand is largely a function of deteriorating urban infrastructure and pressure from population growth. Additionally, the EPA and state health boards are forcing municipalities and industry to address pollution resulting from infiltration of damaged or leaking lines.
Mineral Exploration
Growth in demand for mineral exploration drilling is driven by the need to identify, define and develop underground base and precious mineral deposits. Factors influencing the demand for mineral-related drilling services include commodity prices, growth in the economies of developing countries, international political conditions, inflation, foreign exchange levels, the economic feasibility of mineral exploration and production, the discovery rate of new mineral reserves and the ability of mining companies to access capital for their activities.
     Global consumption of raw materials has been driven by the rapid industrialization and urbanization of countries such as China, India, Brazil and Russia. These developing countries generate significant demand as their populations consume increasing amounts of base and precious metals for housing, automobiles, electronics and other durable and consumer items. This demand, coupled with a prolonged period of underinvestment in supply by mining companies in the late 1990s, has produced a significant supply shortage. Addressing this supply shortage also has been complicated by a lack of equipment, labor and services such as those that we provide. Robust commodity prices and continued demand have led to growth in capital allocated by global mining companies to exploration. Given the strong current commodities pricing environment, we expect that global mining companies will continue to invest in new exploration and production. Based on this supply and demand imbalance and the expected above-average growth from developing economies, discussions have emerged in the mineral exploration marketplace about the possibility of a stronger commodities cycle for a longer period of time, sometimes referred to as a “super-cycle.”
     As mineral resources in developed countries are exhausted and new discoveries begin to slow, mining companies have focused attention overseas as an important source of future production. South America and Africa are key markets for future global growth. Mining service companies with operating expertise in challenging regions should be well-positioned to capture an increasing amount of these new projects. In addition to new mine development, technological advancements in drilling and processing allow development of mineral resources previously regarded as uneconomical and should benefit the largest drilling services companies that are leading technical innovation in the mineral exploration marketplace.
Energy
The unconventional natural gas market generally is categorized as a subset of the natural gas market and includes natural gas sourced from coalbeds, shale and tight sands. Large amounts of methane-rich natural gas are generated and stored in coalbeds and surrounding shales and sandstones during the coalification process, when plant material progressively is converted to coal. Production of unconventional natural gas is often accompanied by significant environmental and operational challenges, including disposal of large quantities of water, sometimes saline, that are unavoidably produced with the natural gas. According to data from the Energy Information Administration (“EIA”), unconventional natural gas production increased from 15% of all U.S. natural gas production in 1990 to 44% of U.S. natural gas production in 2006. As important, unconventional natural gas contribution is forecasted to grow to 50% of U.S. natural gas production by 2030 based on EIA projections. Factors influencing the demand for unconventional natural gas include increasing consumption, decreasing access to natural gas domestically and commodity prices. The exploration and production of unconventional natural gas domestically is driven by the production and use imbalance of natural gas in the U.S. and the economic feasibility from continued advances in drilling completion and production technology. Currently, according to EIA data, the U.S. produces approximately 81% of the natural gas that it consumes each year, with the balance coming from imported natural gas from Canada and from imported liquefied natural gas. Unconventional natural gas is widely accepted to be a primary future source of domestic supply. Our approximately 211,000 gross acres within the Cherokee Basin, which has an estimated 6 trillion cubic feet of natural gas resource potential according to the Kansas Geological Survey, positions us well to provide natural gas to the domestic market.
Business Strategy
Our growth strategy
Our growth strategy is to expand our current product and service offerings and build attractive extensions of our current divisions driven by our core competencies. The key elements of this strategy include:
Expand our turnkey service capabilities and geographic platform and focus on industrial end-markets for water and wastewater treatment facilities
We expect to continue to expand our presence in the water well drilling and development, pump installation and well rehabilitation markets by executing our proven operating strategies that we believe have made us the leader in each of these fragmented markets. We believe the growth in these market sectors will be driven by bundling products and services and marketing these offerings to users of treatment and distribution facilities such as municipalities, investor-owned water utilities, industrial companies and developers. By offering these services on a turnkey basis, we believe we can enable our customers to expedite the typical design and build project and achieve economies and efficiencies over traditional unbundled services, as well as expand our market share among our existing customer base.
     In addition, we are aggressively seeking to expand turnkey water infrastructure penetration across the U.S. by combining the service offerings provided by our recent acquisitions with our well-established water well drilling relationships. Cross-selling broad service offerings into our existing base of traditional water well drilling customers should enable us to expand our market share in the water infrastructure market. We intend to continue our geographic penetration through organic and acquisition growth. Additionally, extending the geographical reach of our services internationally represents an attractive long-term growth opportunity.
     We believe that our leading position as a provider of water and wastewater treatment services for small- to medium-sized plants for the municipal end-market enhances our ability to provide complementary services to industrial end-markets. We intend to market our water and wastewater infrastructure service offerings aggressively to customers in the power generation, pharmaceuticals, food and beverage and other key industrial segments. These end-markets represent large, growing and profitable opportunities that allow us to leverage our existing municipal expertise. One of our primary focus areas is the power generation segment, including coal, natural gas and nuclear power, which is projected to add approximately 10% of new capacity annually over the next five years, according to EIA data. Increased water management systems, including boiler water treatment and scrubber wastewater treatment, will be essential to support this generation capacity growth. We expect to leverage our nationwide presence and brand recognition in water infrastructure in marketing our services to these customers.
Continue to take advantage of robust market conditions in mineral exploration
We believe that we are well-positioned in many of the strategic geographic locations around the world, particularly in Africa and South America, to take advantage of the robust market conditions in mineral exploration created by the increased price of precious and base metals. Our ability to maximize this opportunity is created in part by utilizing our local market expertise and technical competence, combined with access to transferable drilling equipment and employee training and safety programs. We intend to focus on maintenance and efficiency, as well as increased scale of our operations, to improve profitability. We plan to add new rigs and replace existing rigs with more efficient equipment that will increase our capacity to grow revenue and profitability. Our improved efficiency should also help enhance margins for our services. We may also seek to increase our market share through strategic acquisitions, as we believe nearly half of the mineral exploration market is controlled by small regional competitors that are less able to withstand fluctuations in demand.

Develop existing unconventional natural gas opportunities and expand presence in the upstream energy market
We are aggressively developing and expanding our existing unconventional natural gas properties in the Cherokee Basin as well as seeking opportunities in other areas. Concurrent with the development of our unconventional natural gas properties, we continue to build pipeline and natural gas gathering system infrastructure enhancing our ability to transport natural gas to market. We will continue to grow our unconventional natural gas projects by leveraging our internal resources, engineering and geological expertise and experience in large scale developmental drilling, well completion, exploratory drilling and infrastructure engineering and operations.
Services and Products
Overview of the Company’s Drilling Techniques
The types of drilling techniques employed by the Company in its drilling activities have different applications:
•	Conventional and reverse circulation rotary drilling is used primarily in water well applications for drilling large diameter wells and employs air or drilling fluid circulation for removal of cuttings and borehole stabilization.
•	Dual tube drilling, an innovation advanced by the Company primarily for mineral exploration and environmental drilling, conveys the drill cuttings to the surface inside the drill pipe. This drilling method is critical in mineral exploration drilling and environmental sampling because it provides immediate representative samples and because the drill cuttings do not contact the surrounding formation thus avoiding contamination of the borehole while providing reliable, uncontaminated samples. Because this method involves circulation of the drilling fluid inside the casing, it is highly suitable for penetration of underground voids or faults where traditional drilling methods would result in the loss of circulation of the drilling fluid, thereby preventing further penetration.
•	Diamond core drilling is used in mineral exploration drilling to core solid rock, thereby providing geologists and engineers with solid rock samples for evaluation.
•	Cable tool drilling, which requires no drilling fluid, is used primarily in water well drilling for larger diameter wells. While slower than other drilling methods, it is well suited for penetrating boulders, cobble and rock.
•	Auger drilling is used principally in environmental drilling applications for efficient completion of relatively small diameter, shallow borings or monitoring wells. Auger rigs are equipped with a variety of auger sizes and soil sampling equipment.
Water Infrastructure
We are a leading provider of groundwater systems and potable water treatment facilities. We offer, on a turnkey basis, a comprehensive range of design, construction and maintenance services for municipal, industrial and agricultural water systems. We believe our water infrastructure division is the market leader in the water well drilling industry and provides a full line of water-related products and services.
     The primary services we provide in the water infrastructure division are:
Water Systems – We offer our customers every aspect of a water system, including test hole drilling, well construction, well development and testing, pump selection, equipment installation and pipeline construction. In fiscal 2008, these services and products generated approximately 50% of revenue in the water infrastructure division. The division provides water well drilling services in most regions of the U.S. Our target groundwater drilling market consists of high-volume water wells drilled principally for municipal and industrial customers. These wells have more stringent design specifications and are typically deeper and larger in diameter than low-volume residential and agricultural wells. We have strong technical expertise, an in-depth knowledge of local geology and hydrology, a well-maintained modern fleet of appropriately sized drilling equipment and a demonstrated ability to procure sizable performance bonds often required for water related projects.
     Water supply development mainly requires the integration of hydrogeology and engineering with proven knowledge of drilling techniques. The drilling methods and size and type of equipment depend upon the depth of the wells and the geological formations encountered at the project site. We have extensive well archives in addition to technical personnel to determine geological conditions and aquifer characteristics. We provide feasibility studies using complex geophysical survey methods and have the expertise to analyze the survey results and define the source, depth and magnitude of an aquifer. We can then estimate recharge rates, specify required well design features, plan well field design and develop water management plans. To conduct these services, we maintain a staff of professional employees, including geological engineers, geologists, hydrogeologists and geophysicists. These attributes enable us to locate suitable water-bearing formations to meet a wide variety of customer requirements.
Well and Pump Rehabilitation – We believe we are the leader in the rehabilitation of wells and well equipment. Our involvement in the initial drilling of a well positions us to win follow-up rehabilitation business, which is generally a higher margin business than well drilling. Such rehabilitation is required periodically during the life of a well. For instance, in locations where the groundwater contains bacteria, iron, or high mineral content, screen openings may become blocked, reducing the capacity and productivity of the well.
     We offer complete diagnostic and rehabilitation services for existing wells, pumps and related equipment through a network of local offices throughout our geographic markets in the U.S. In addition to our well service rigs, we have equipment capable of conducting downhole closed circuit televideo inspections, one of the most effective methods for investigating water well problems, enabling us to effectively diagnose and respond quickly to well and pump performance problems. Our trained and experienced personnel can perform a variety of well rehabilitation techniques, both chemical and mechanical methods, and can perform bacteriological well evaluation and water chemistry analyses. We also have the capability and inventory to repair, in our own machine shops, most water well pumps, regardless of manufacturer, as well as to repair well screens, casings and related equipment such as chlorinators, aerators and filtration systems.
Water and Wastewater Treatment and Plant Construction – We believe we are well-positioned to be an important provider of municipal water treatment services, as continued population growth in water-challenged regions and more stringent regulatory requirements lead to increasing needs to conserve water resources and control contaminants and impurities. For the design and construction of integrated water treatment facilities and the provision of filter media and membranes, we focus on our traditional customer base served in our water well service businesses. We offer complete water treatment solutions for various groundwater contaminants and impurities, such as volatile organics, nitrates, iron, manganese, arsenic, radium and radon. These design and construction solutions typically involve proprietary treatment media and filtration methods, as well as treatment equipment installed at or near the wellhead, including chlorinators, aerators, filters and controls. These services are provided in connection with surface water intakes, pumping stations and well houses. In addition to our traditional treatment equipment and filtration media, we are actively expanding our offerings and expertise in membrane filtration technologies. We believe our proprietary technology, expertise and reputation in the industry will set us apart from competitors in this market.
Sewer Rehabilitation – We have the capability to provide a full range of rehabilitation services through traditional pipeline replacement or trenchless, cured-in-place pipe (“CIPP”) technologies through our Inliner product line. CIPP is a rehabilitation method that allows existing sewer pipelines to be repaired without the need for extensive excavation and the resultant disruption of traffic flow and other services. We intend to continue to explore new rehabilitation processes and technology.
Environmental Assessment Drilling – Customers use our environmental drilling services to assist in assessing, investigating, monitoring and characterizing water quality and aquifer parameters. The customers are typically national and regional consulting firms engaged by federal and state agencies, as well as industrial companies that need to assess, define or clean up groundwater contamination sources. We offer a wide range of environmental drilling services including: investigative drilling, installation and testing of monitoring wells to assist the customer in determining the extent of groundwater contamination, installation of recovery wells that extract contaminated groundwater for treatment, which is known as pump and treat remediation, and specialized site safety programs associated with drilling at contaminated sites. In our environmental health sciences department, we employ a full-time staff qualified to prepare site specific health and safety plans for hazardous waste cleanup sites as required by OSHA and MSHA.
Mineral Exploration
Together with our Latin American affiliates, we are one of the three largest providers of drilling services for the global mineral exploration industry. Global mining companies hire us to extract samples from a site that the mining companies analyze for mineral content before investing heavily in development. Our drilling services require a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the underlying mineral deposit.
     Our mineral exploration division conducts aboveground and underground drilling activities, including all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Exploratory drilling is conducted to determine if there is a minable mineral deposit, which is known as an orebody, on the site. Definitional drilling is typically conducted at a site to assess whether it would be economical to mine and to assist in mapping the mine layout. The demand for our definitional drilling services has increased in recent years as new and less expensive mining techniques have made it feasible to mine previously uneconomical orebodies.
     Our services are used primarily by major gold and copper producers and to a lesser extent, other base metal producers. Work for gold mining customers generates approximately half of the business in our mineral exploration division. The success of our mineral exploration division is closely tied to global commodity prices and demand for our global mining customers’ products, and we benefit significantly from the currently strong precious and base metals markets. Our primary markets are in the western U.S., Alaska, Mexico, Australia and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our primary presence in this market.
Energy
In 2002, we entered the energy business in the midwestern U.S. We expect to continue to substantially grow this business. Our main energy operations include the exploration for, and acquisition, development, and production of, unconventional natural gas.
     According to the EIA, the production rate of conventional natural gas is declining, while consumption of natural gas and other cleaner-burning fuels is increasing. We therefore expect the fundamentals for unconventional natural gas to be positive over the coming years. Unconventional natural gas burns with essentially the same efficiency as natural gas, and we believe it is an attractive substitute fuel source in the marketplace for conventional resources. Because unconventional natural gas wells in our operating market generally take 18-24 months to reach full capacity, we anticipate significant growth, for at least the next five years, in revenue and operating income from our exploration and development activities as previously drilled wells achieve maximum production and new wells are brought online.
     We have developed expertise in the complex geology and engineering techniques needed to effectively develop multi-zone wells in the midwestern U.S., primarily the Cherokee Basin. As of January 31, 2008, we had approximately 260,000 gross acres under lease and over 466 gross producing wells. Production from these wells increases more slowly than conventional natural gas wells, but their life span is significantly longer than conventional natural gas wells. We estimate that the average life span of our current wells is approximately

15-20 years. Additionally, we continue to lease acreage for purposes of expanding our development potential. We believe the increasing demand for cleaner-burning fuels and increasingly stringent regulatory limitations to ensure air quality will have a favorable impact on the price for such fuels. We generally enter into fixed-price physical delivery contracts for a portion of our production to cushion against declines in market prices. The energy division became profitable in fiscal 2006 as production continued to increase. Energy is currently our smallest division; however, assuming no significant decline in market prices for natural gas, we expect this can be our fastest growing division.
     We use derivative financial instruments to manage price fluctuation associated with our production of unconventional natural gas and achieve a more predictable cash flow. These instruments limit our exposure to declines in prices, but also limit the benefits if prices increase. These instruments would not fully protect us from a decline in natural gas prices.
Operations
We operate on a decentralized basis, with approximately 87 sales and operations offices located in most regions of the United States as well as in Australia, Africa, Mexico, Canada and Italy. In addition, our foreign affiliates operate out of locations in South America and Mexico.
     We are primarily organized around division presidents responsible for water infrastructure, mineral exploration and energy. Division vice presidents are responsible for geographic regions within each division and district managers are in charge of individual district office profit centers. The district managers report to their respective divisional vice president on a regular basis. Our primary marketing activities for our water infrastructure and mineral exploration divisions are through the Company’s sales engineers and project managers who cultivate and maintain contacts with existing and potential customers. In this way, we learn of and are in a position to compete for proposed projects. In addition, water infrastructure personnel monitor industry publications for upcoming bid opportunities.
     In our foreign affiliates, where we do not have majority ownership or operating control, day-to-day operating decisions are made by local management. We manage our interests in our foreign affiliates through regular management meetings and analysis of comprehensive operating and financial information. For our significant foreign affiliates, we have entered into shareholder agreements that give us limited board representation rights and require super-majority votes in certain circumstances.
Customers and Contracts
Each of our service and product lines has major customers; however, no single customer accounted for 10% or more of the Company’s revenues in any of the past three fiscal years.
     Generally, we negotiate our service contracts with industrial and mining companies and other private entities, while our service contracts with municipalities are generally awarded on a bid basis. Our contracts vary in length depending upon the size and scope of the project. The majority of such contracts are awarded on a fixed price basis, subject to change of circumstance and force majeure adjustments, while a smaller portion are awarded on a cost plus basis. Substantially all of the contracts are cancelable for, among other reasons, the convenience of the customer.
     In the water infrastructure division, our customers are typically municipalities and local operations of industrial businesses. Of our water infrastructure revenues in fiscal 2008, approximately 66% were derived from municipalities and approximately 15% were derived from industrial customers while the balance was derived from other customer groups. The term “municipalities” includes local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, we target customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which we believe we have competitive advantages due to our drilling expertise and financial resources.
     Customers for our mineral exploration services in the United States, Mexico, Australia, Africa and South America are primarily gold and copper producers. Our largest customers in our mineral exploration drilling business are multi-national corporations headquartered primarily in the United States, Europe and Canada.
     We market our unconventional gas production to large energy pipeline companies and local industrial customers.
Backlog
We track backlog only in our water infrastructure division. Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. We do not believe that backlog has any significance for our business other than as a short-term business indicator, particularly outside of the water infrastructure division. This is because substantially all of the contracts comprising the backlog are cancelable for, among other reasons, the convenience of the customer. Our backlog for the water infrastructure division was $408,404,000 at January 31, 2008, compared to $349,200,000 at January 31, 2007. Our backlog as of year-end is generally completed within the following 12 to 24 months.

Competition
Our competition for our water infrastructure division’s turnkey construction services are primarily local and national specialty general contractors. Our competition in the water well drilling business consists primarily of small, local water well drilling operations and some regional competitors. Oil and conventional natural gas well drillers generally do not compete in the water well drilling business because the typical well depths are greater for oil and conventional natural gas and, to a lesser extent, the technology and equipment utilized in these businesses are different. Only a small percentage of all companies that perform water well drilling services have the technical competence and drilling expertise to compete effectively for high-volume municipal and industrial projects, which typically are more demanding than projects in the agricultural or residential well markets. In addition, smaller companies often do not have the financial resources or bonding capacity to compete for large projects. However, there are no proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating into larger companies more comparable in size to us. Water well drilling work is usually obtained on a competitive bid basis for municipalities, while work for industrial customers is obtained on a negotiated or informal bid basis.
     As is the case in the water well drilling business, the well and pump rehabilitation business is characterized by a large number of relatively small competitors. We believe only a small percentage of the companies performing these services have the technical expertise necessary to diagnose complex problems, perform many of the sophisticated rehabilitation techniques we offer or repair a wide range of pumps in their own facilities. In addition, many of these companies have only a small number of pump service rigs. Rehabilitation projects are typically negotiated at the time of repair or contracted for in advance depending upon the lead time available for the repair work. Since well and pump rehabilitation work is typically negotiated on an emergency basis or within a relatively short period of time, those companies with available rigs and the requisite expertise have a competitive advantage by being able to respond quickly to repair requests.
     Our mineral exploration division competes with a number of drilling companies as well as vertically integrated mining companies that conduct their own exploration drilling activities, and some of these competitors have greater capital and other resources than we have. In the mineral exploration drilling market, we compete based on price, technical expertise and reputation. We believe we have a well-recognized reputation for expertise and performance in this market. Mineral exploration drilling work is typically performed on a negotiated basis.
     In the natural gas energy production market, we compete for leases, assets, services and pipeline capacity with numerous upstream oil and natural gas production companies, many of which have greater capital and other resources than us. In our current operations, we are not constrained by the availability of a market for our production, but do compete with other exploration and production companies for mineral leases and rights-of-way in our areas of interest.
Regulation
The services we provide are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Our operations are subject to inspection and regulation by various governmental agencies, including the Department of Transportation, OSHA and MSHA in the U.S. as well as their counterparts in foreign countries. In addition, our activities are subject to regulation under various environmental laws regarding emissions to air, discharges to water and management of wastes and hazardous substances. To the extent we fail to comply with these various regulations, we could be subject to monetary fines, suspension of operations and other penalties. In addition, these and other laws and regulations affect our mineral exploration customers and influence their determination whether to conduct mineral exploration and development.
     Many localities require well operating licenses which typically specify that wells be constructed in accordance with applicable regulations. Various state, local and foreign laws require that water wells and monitoring wells be installed by licensed well drillers. We maintain well drilling and contractor’s licenses in those jurisdictions in which we operate and in which such licenses are required. In addition, we employ licensed engineers, geologists and other professionals necessary to the conduct of our business. In those circumstances in which we do not have a required professional license, we subcontract that portion of the work to a firm employing the necessary professionals.
Applicable Legislation
There are a number of complex foreign, federal, state and local environmental laws which impact the demand for our environmental drilling services. For example, we currently provide a variety of services for individuals and entities that have either been ordered by the EPA or a comparable state agency to clean up certain contaminated property, or are investigating whether a particular piece of property contains any contaminants. These services include soil and groundwater testing done in connection with environmental audits, investigative drilling to determine the presence of hazardous substances, monitoring wells to detect the extent of contamination present in the groundwater and recovery wells to recover certain contaminants from the groundwater. A change in these laws, or changes in governmental policies regarding the funding, implementation or enforcement of the laws, could have a material effect on us.
Employees
At January 31, 2008, we had approximately 4,300 employees, approximately 420 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the U.S. We believe that our relationship with our employees is satisfactory. In all of our service lines, an important competitive factor is technical expertise. As a result, we emphasize the training and development of our personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. In addition, we emphasize strict adherence to all health and safety requirements and offer incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and good safety practices. Training includes an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight-hour updates. We have a safety department staff which allows us to offer such training in-house. This staff also prepares health and safety plans for specific sites and provides input and analysis for the health and safety plans prepared by others.
     On average, our field supervisors and drillers have 18 and 13 years, respectively, of experience with us. Many of our professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. We believe that our size and reputation allow us to compete effectively for highly qualified professionals.
Legal Proceedings
We are involved in various matters of litigation, claims and disputes which have arisen in the ordinary course of our business. As of the date of this annual report, there are no pending material legal proceedings to which we are a party or to which our property is subject.
Item 1A. Risk Factors
Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information contained or incorporated by reference in this annual report before deciding to invest in our common stock. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline, and you could lose part or all of your investment.
Risks Relating To Our Business And Industry
A decline in municipal spending on water treatment and wastewater infrastructure could reduce our revenue.
For the fiscal year ended January 31, 2008, approximately 66% of our water infrastructure division revenue was derived from contracts with governmental entities or agencies. Reduced tax revenue in certain regions may limit spending and new development by local municipalities, which in turn may adversely affect the demand for our services in these regions. Reductions in spending by municipalities or local governmental agencies could reduce demand for our services and reduce our revenue.
A reduction in demand for our mineral exploration and development services could reduce our revenue.
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
     We cannot guarantee that overall demand for our mineral exploration services will increase or stay the same in the future. A material decrease in the rate of mineral exploration and development would reduce the revenue generated by our mineral exploration division.
Because our businesses are seasonal, our results can fluctuate significantly which could make it difficult to evaluate our business and could cause instability in the market price of our common stock.
We periodically have experienced fluctuations in our quarterly results arising from a number of factors, including the following:
•	the timing of the award and completion of contracts;
•	the recording of related revenue; and
•	unanticipated additional costs incurred on projects.
In addition, adverse weather conditions, natural disasters, force majeure and other similar events can curtail our operations in various regions of the world throughout the year, resulting in performance delays and increased costs. Moreover, our domestic activities and related revenue and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to drilling or other construction sites. As a result, our revenue and earnings in the second and third quarters tend to be higher than revenue and earnings in the first and fourth quarters. Accordingly, as a result of the foregoing as well as other factors, our quarterly results should not be considered indicative of results to be expected for any other quarter or for any full fiscal year.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded results.
Our revenue on large water infrastructure contracts is recognized on a percentage-of-completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenue in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined.
We may experience cost overruns on our fixed-price contracts, which could reduce our profitability.
A significant number of our contracts contain fixed prices and generally assign responsibility to us for cost overruns for the subject projects. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials, labor and other requirements. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, or our suppliers’ or subcontractors’ inability to perform, could result in substantial losses. As a result, cost and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could affect our operating results for a particular quarter. Many of our contracts also are subject to cancellation by the customer upon short notice with limited damages payable to us.
We have indebtedness and other contractual commitments that could limit our operating flexibility, and in turn, hinder our ability to make payments on the obligations, lessen our ability to make capital expenditures and/or increase the cost of obtaining additional financing.
As of January 31, 2008, our total indebtedness was $60 million, our total liabilities were $274 million and our total assets were $697 million. The level of our indebtedness could have important consequences to stockholders, including the following:
•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;
•	a portion of our cash flow must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;
•	our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and
•	a high degree of indebtedness and other liabilities could make us more vulnerable to changes in general economic conditions and/or a downturn in our business, thereby making it more difficult for us to satisfy our obligations.
     If we fail to make required debt payments, or if we fail to comply with other covenants in our debt service agreements, we would be in default under the terms of these and other indebtedness agreements. This may result in the holders of the indebtedness accelerating repayment of this debt.
A significant portion of our earnings is generated from our operations, and those of our affiliates, in foreign countries, and political and economic risks in those countries could reduce or eliminate the earnings we derive from those operations.
Our earnings are significantly impacted by the results of our operations in foreign countries, including Chile, Mexico, Peru, Italy, Australia and several countries in Africa. Our foreign operations are subject to certain risks beyond our control, including the following:
•	political, social and economic instability;
•	war and civil disturbances;
•	the taking of property nationalization or expropriation without fair compensation;
•	changes in government policies and regulations;
•	tariffs, taxes and other trade barriers;
•	exchange controls and limitations on remittance of dividends or other payments to us by our foreign subsidiaries and affiliates; and
•	devaluations and fluctuations in currency exchange rates.
     Some of our contracts are not denominated in dollars, and, other than on a selected basis, we do not engage in foreign currency hedging transactions. An exchange rate fluctuation between the U.S. dollar and other currencies may have an adverse effect on our results of operations and financial condition.
     We perform work at mining operations in countries such as Tanzania, Guinea, the Democratic Republic of the Congo, Chile, Peru and Mexico, which have experienced instability in the past, or may experience instability in the future. The mining industry is subject to regulation by governments around the world, including the regions in which we have operations, relating to matters such as environmental protection, controls and restrictions on production, and, potentially, nationalization, expropriation or cancellation of contract rights, as well as restrictions on conducting business in such countries. In addition, in our foreign operations we face operating difficulties, including political instability, workforce instability, harsh environmental conditions and remote locations. We do not maintain political risk insurance. Adverse events beyond our control in the areas of our foreign operations could reduce the revenue derived from our foreign operations to the extent that contractual provisions and bilateral agreements between countries may not be sufficient to guard our interests.
Reductions in the market price of gold could significantly reduce our profit.

World gold prices historically have fluctuated widely and are affected by numerous factors beyond our control, including;
•	the strength of the U.S. economy and the economies of other industrialized and developing nations;
•	global or regional political or economic crises;
•	the relative strength of the U.S. dollar and other currencies;
•	expectations with respect to the rate of inflation;
•	interest rates;
•	sales of gold by central banks and other holders;
•	demand for jewelry containing gold; and
•	speculation.
Any material decrease in the market price of gold could reduce the demand for our mineral exploration services and reduce our profits.
Reductions in natural gas prices could reduce our revenue and profit and curtail our future growth.
Our revenue, profitability and future growth and the carrying value of our natural gas properties depend to a large degree on prevailing natural gas prices. Prices for natural gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for natural gas, uncertainties within the market and a variety of other factors beyond our control. These factors include weather conditions in the U.S., the condition of the U.S. economy, governmental regulation and the availability of alternative fuel sources.
     A sharp decline in the price of natural gas would result in a commensurate reduction in our revenue, income and cash flow from the production of unconventional natural gas and could have a material adverse effect on the carrying value of our natural gas properties and the amount of our natural gas reserves. In the event prices fall substantially, we may not be able to realize a profit from our production. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for natural gas. These periods have been followed by periods of short supply of, and increased demand for, natural gas.
     Lower natural gas prices may not only decrease our revenue, profitability and cash flow, but also reduce the amount of natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. Substantial decreases in natural gas prices would render a significant number of our planned exploitation projects uneconomical. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, we may be required to write down the carrying value of our natural gas properties for impairments as a non-cash charge to earnings. We perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flow of our assets, the carrying value may not be recoverable and may, therefore, require a write-down of such carrying value. We may incur impairment charges in the future, which could reduce net income in the period incurred.
Our derivative financial instruments may not fully protect us from changes in natural gas prices.
We are exposed to fluctuations in the price of natural gas and have entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of our production. The prices at which we enter into derivative financial instruments covering our production in the future will be dependent upon commodity prices at the time we enter into these transactions, which may be substantially lower than current natural gas prices. Accordingly, our commodity price risk management strategy will not protect us from significant and sustained declines in natural gas prices received for our future production. Conversely, our commodity price risk management strategy may limit our ability to realize cash flow from commodity price increases. As of January 31, 2008, we had committed to deliver 4,190,000 MMBtu of natural gas through March 2010 at prices ranging from $7.49 to $9.05 per MMBtu through March 2008, and $7.64 per MMBtu from April 2008 through March 2010.
The development of unconventional natural gas properties is capital intensive and involves assumptions and speculation that may result in a total loss of investment.
The business of exploring for and, to a lesser extent, developing and operating unconventional natural gas properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. We intend to make additional investments in our energy division and intend to develop aggressively our existing properties and seek opportunities to lease additional areas in the Cherokee Basin and other areas. Such expansion will require significant capital expenditure. We may drill wells that are unproductive or, although productive, do not produce natural gas in economic quantities. Acquisition and well completion decisions generally are based on subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, inability to renew leases relating to producing properties, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable.
If we are unable to find, develop and acquire additional unconventional natural gas reserves that will be commercially viable for production, our reserves and revenue from our energy division would decline.
The rate of production from unconventional natural gas properties declines as reserves are depleted. As a result, we must locate and develop or acquire new reserves to replace those being depleted by production. Without successful development or acquisition activities, our reserves and revenue from our energy division will decline. Some of our competitors in the energy business are larger, more established companies with substantially greater resources, and in many instances they have been engaged in the unconventional natural gas extraction business for longer than we have. These companies may have acquisition and development strategies that are more aggressive than ours and may be able to acquire more unconventional natural gas properties or develop their existing properties much faster than we can. We endeavor to discover new economically feasible natural gas reserves at least commensurate with the depletion of our existing reserves through production. Our inability to acquire larger reserves of unconventional natural gas and potential delays in the expansion of our unconventional natural gas division may prevent us from gaining market share and reduce our revenue and profitability. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities in the future. In addition, drilling activity within a particular area that we lease may be unsuccessful and exploration activities may not lead to commercial discoveries of unconventional natural gas. Further, we may also have to venture into more hostile environments, both politically and geographically, where exploration, development and production of unconventional natural gas will be more technologically challenging and expensive.
Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially reduce the quantities and present value of our reserves.
It is not possible to measure underground accumulations of natural gas in an exact way. Natural gas reserve engineering requires subjective estimates of underground accumulations of natural gas and assumptions concerning future natural gas prices, production levels and operating and development costs. In estimating our level of natural gas reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to:
•	a constant level of future natural gas prices;
•	geological conditions;
•	production levels;
•	capital expenditures;
•	operating and development costs;
•	the effects of regulation; and
•	availability of funds.
     If these assumptions prove to be incorrect, our estimates of proved reserves, the economically recoverable quantities of natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flow from our reserves could change significantly. For example, if natural gas prices at January 31, 2008, had been $1.00 less per Mcf, then the standardized measure of our proved reserves as of that date would have decreased by $18 million, from $86 million to $68 million, and our estimated net proved reserves would have decreased by 1.5 Bcfe, from 50.1 Bcfe to 48.6 Bcfe.
     The standardized measure of discounted cash flow is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual drilling and production.
     The present value of future net cash flow from our estimated proved reserves is not necessarily the same as the current market value of our estimated proved reserves. We base the estimated discounted future net cash flow from our estimated proved reserves on prices and costs in effect on the day of estimate. However, actual future net cash flow from our natural gas properties also will be affected by factors such as:
•	the actual prices we receive for natural gas;
•	our actual operating costs in producing natural gas;
•	the amount and timing of actual production
•	the amount and timing of our capital expenditures;
•	supply of and demand for natural gas; and
•	changes in governmental regulations or taxation.
     The timing of both our production and our incurrence of expenses in connection with the development and production of natural gas properties will affect the timing of actual future net cash flow from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flow in compliance with the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 69, Disclosures about Oil and Gas Producing Activities, may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas industry in general.
If we are unable to obtain bonding at acceptable rates, our operating costs could increase.
A significant portion of our projects require us to procure a bond to secure performance. With a decreasing number of insurance providers in that market, it may be difficult to find sureties who will continue to provide contract required bonding at acceptable rates. With respect to our joint ventures, our ability to obtain a bond may also depend on the credit and performance risks of our joint venture partners, some of whom may not be as financially strong as we are. Our inability to obtain bonding on favorable terms or at all would increase our operating costs and inhibit our ability to execute projects.
Fluctuations in the prices of raw materials could increase our operating costs.
The manufacture of materials used in our rehabilitation business is dependent upon the availability of resin, a petroleum-based product. Resin prices have fluctuated on the basis of the prevailing prices of oil and we anticipate that prices will continue to be heavily influenced by the events affecting the oil market. We also purchase a significant amount of steel for use in connection with all of our businesses. In addition, we purchase a significant volume of fuel to operate our trucks and equipment. At present, we do not engage in any type of hedging activities to mitigate the risks of fluctuating market prices for oil, steel or fuel and increases in the price of these materials may increase our operating costs.
The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.
As of January 31, 2008, the backlog in our water infrastructure division was approximately $408 million. This consists of the expected gross revenue associated with executed contracts, or portions thereof, not yet performed by us. We cannot assure you that the revenue projected in our backlog will be realized or, if realized, will result in profit. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog. Reductions in backlog due to cancellation by a customer or scope adjustments adversely affect, potentially to a material extent, the revenue and profit we actually receive from such backlog. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog. Our backlog as of year end is generally completed within the following 12 to 24 months. Our backlog does not include any awards for work expected to be performed more than three years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.
Our failure to meet the schedule or performance requirements of our contracts could harm our reputation, reduce our client base and curtail our future operations.
In certain circumstances, we guarantee contract completion by a scheduled acceptance date. Failure to meet any such schedule could result in additional costs, and the amount of such additional costs could exceed projected profit margins. These additional costs include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a daily basis. In addition, our actual costs could exceed our projections. Performance problems for existing and future contracts could increase the anticipated costs of performing those contracts and cause us to suffer damage to our reputation within our industry and our client base, which would harm our future business.
If we cannot obtain third-party subcontractors at reasonable rates, or if their performance is unsatisfactory, our profit could be reduced.
We rely on third-party subcontractors to complete some of our projects. To the extent that we cannot engage subcontractors, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for subcontracted services exceeds the amount we have estimated in bidding for fixed-price work, we could experience losses in the performance of these contracts. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services from another source at a higher price, which could reduce the profit to be realized or result in a loss on a project for which the services were needed.
Professional liability, product liability, warranty and other claims against us could reduce our revenue.
Any accidents or system failures in excess of insurance limits at locations that we engineer or construct or where our products are installed or where we perform services could result in significant professional liability, product liability, warranty and other claims against us. Further, the construction projects we perform expose us to additional risks, including cost overruns, equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In addition, once our construction is complete, we may face claims with respect to the work performed.
If our joint venture partners default on their performance obligations, we could be required to complete their work under our joint venture arrangements, which could reduce our profit or result in losses.
We enter into contractual joint ventures in order to develop joint bids on contracts. The success of these joint ventures depends largely on the satisfactory performance of our joint venture partners of their obligations under the joint venture. Under these joint venture arrangements, we may be required to complete our joint venture partner’s portion of the contract if the partner is unable to complete its portion and a bond is not available. In such case, the additional obligations could result in reduced profit or, in some cases, significant losses for us with respect to the joint venture.
Our business is subject to numerous operating hazards, logistical limitations and force majeure events that could significantly reduce our liquidity, suspend our operations and reduce our revenue and future business.
Our drilling and other construction activities involve operating hazards that can result in personal injury or loss of life, damage or destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other harm to the environment. To the extent that the insurance protection we maintain is insufficient or ineffective against claims resulting from the operating hazards to which our business is subject, our liquidity could be significantly reduced.
     In addition, our operations are subject to delays in obtaining equipment and supplies and the availability of transportation for the purpose of mobilizing rigs and other equipment, particularly where rigs or mines are located in remote areas with limited infrastructure support. Our business operations are also subject to force majeure events such as adverse weather conditions, natural disasters and mine accidents or closings. If our drill site or mineral exploration operations are interrupted or suspended as a result of any such events, we could incur substantial losses of revenue and future business.
If we are unable to retain skilled workers, or if a work stoppage occurs as a result of disputes relating to collective bargaining agreements, our ability to operate our business could be limited and our revenue could be reduced.
Our ability to remain productive, profitable and competitive depends substantially on our ability to retain and attract skilled workers with expert geological and other engineering knowledge and capabilities. The demand for these workers is high and the supply is limited. An inability to attract and retain trained drillers and other skilled employees could limit our ability to operate our business and reduce our revenue.
     As of January 31, 2008, approximately 10% of our U.S. workforce was unionized and two of our 33 collective bargaining agreements were scheduled to expire within the next 12 months. To the extent that disputes relating to existing or future collective bargaining agreements arise, a work stoppage could occur. If protracted, a work stoppage could substantially reduce or suspend our operations and reduce our revenue.
If we are not able to demonstrate our technical competence, competitive pricing and reliable performance to potential customers we will lose business to competitors, which would reduce our profit.
We face significant competition and a large part of our business is dependent upon obtaining work through a competitive bidding process. In our water infrastructure division, we compete with many smaller firms on a local or regional level. There are few proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to our company. Our competitors for our turnkey construction services are primarily local and national specialty general contractors. In our mineral exploration division, we compete with a number of drilling companies, the largest being Boart Longyear Group, an Australian public company, and Major Drilling, a Canadian public company. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, and we face challenges in our ability to maintain strong growth rates. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profit. Additional competition could reduce our profit.
The cost of complying with complex governmental regulations applicable to our business, sanctions resulting from non-compliance or reduced demand resulting from increased regulations could increase our operating costs and reduce our profit.
Our drilling and other construction services are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Our operations are subject to inspection and regulation by various governmental agencies, including the Department of Transportation, Occupational and Safety Health Administration (“OSHA”) and the Mine Safety and Health Administration (“MSHA”) of the Department of Labor in the U.S., as well as their counterparts in foreign countries. A major risk inherent in drilling and other construction is the need to obtain permits from local authorities. Delays in obtaining permits, the failure to obtain a permit for a project or a permit with unreasonable conditions or costs could limit our ability to effectively provide our services.
     In addition, these regulations also affect our mining customers and may influence their determination to conduct mineral exploration and development. Future changes in these laws and regulations, domestically or in foreign countries, could cause our customers to incur additional expenses or result in significant restrictions to their operations and possible expansion plans, which could reduce our profit.
     Our water treatment business is impacted by legislation and municipal requirements that set forth discharge parameters, constrain water source availability and set quality and treatment standards. The success of our groundwater treatment services depends on our ability to comply with the stringent standards set forth by the regulations governing the industry and our ability to provide adequate design and construction solutions cost-effectively.
     Presently, the exploration, development and production of unconventional natural gas is subject to various types of regulation by local, state, foreign and federal agencies, including laws relating to the environment and pollution. We incur certain capital costs to comply with such regulations and expect to continue to make capital expenditures to comply with these regulatory requirements. In addition, these requirements may prevent or delay the commencement or continuance of a given operation and have a substantial impact on the growth of our energy division. Legislation affecting the natural gas industry is under constant review for amendment and expansion of scope and future changes to legislation may impose significant financial and operational burdens on our business. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the natural gas industry and its individual members, some of which carry substantial penalties and other sanctions for failure to comply. Any increases in the regulatory burden on the natural gas industry created by new legislation would increase our cost of doing business and, consequently, lower our profitability.
Our activities are subject to environmental regulation that could increase our operating costs or suspend our ability to operate our business.
We are required to comply with foreign, federal, state and local laws and regulations regarding health and safety and the protection of the environment, including those governing the storage, use, handling, transportation, discharge and disposal of hazardous substances in the ordinary course of our operations. We are also required to obtain and comply with various permits under current environmental laws and regulations, and new laws and regulations may require us to obtain and comply with additional permits. We may be unable to obtain or comply with, and could be subject to revocation of, permits necessary to conduct our business. The costs of complying with environmental laws, regulations and permits may be substantial and any failure to comply could result in fines, penalties or other sanctions.
     Various foreign, federal, state and local environmental laws and regulations may impose liability on us with respect to conditions at our current or former facilities, sites at which we conduct or have conducted operations or activities or any third- party waste disposal site to which we send hazardous wastes. The costs of investigation or remediation at these sites may be substantial. Environmental laws are complex, change frequently and have tended to become more stringent over time. Compliance with, and liability under, current and future environmental laws, as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation, could increase our operating costs and reduce our revenue.
If our health insurance, liability insurance or workers’ compensation insurance is insufficient to cover losses resulting from claims or hazard, if we are unable to cover our deductible obligations or if we are unable to obtain insurance at reasonable rates, our operating costs could increase and our profit could decline.
Although we maintain insurance protection that we consider economically prudent for major losses, we have high deductible amounts for each claim under our health insurance, workers’ compensation insurance and liability insurance. Our current individual claim deductible amount is $200,000 for health insurance, $500,000 for liability insurance and $500,000 for workers’ compensation. We cannot assure you that we will have adequate funds to cover our deductible obligations or that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. In addition, we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A successful claim or damage resulting from a hazard for which we are not fully insured could increase our operating costs and reduce our profit.
Our actual results could differ if the estimates and assumptions that we use to prepare our financial statements are inaccurate.
To prepare financial statements in conformity with generally accepted accounting principles in the U.S., we are required to make estimates and assumptions, as of the date of the financial statements that affect the reported values of assets, liabilities, revenue, expenses and disclosures of contingent assets and liabilities. Areas in which we must make significant estimates include:
•	contract costs and profit and application of percentage-of-completion accounting and revenue recognition of contract claims;
•	recoverability of inventory and application of lower of cost or market accounting;
•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;
•	provisions for income taxes and related valuation allowances;
•	recoverability of goodwill;
•	recoverability of other intangibles and related estimated lives;
•	valuation of assets acquired and liabilities assumed in connection with business combinations;
•	accruals for estimated liabilities; including litigation and insurance reserves; and
•	calculation of estimated gas reserves.
If these estimates are inaccurate, our actual results could differ.
The cost of defending litigation or successful claims against us could reduce our profit or significantly limit our liquidity and impair our operations.
We have been and from time to time may be named as a defendant in legal actions claiming damages in connection with drilling or other construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage that occur in connection with drilling or construction site services. To the extent that defending litigation or successful claims against us are not covered by insurance, our profit could decline, our liquidity could be significantly reduced and our operations could be impaired.
If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be reduced.
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $86 million as of January 31, 2008. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $268 million as of January 31, 2008, that are reviewed for impairment annually or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination would require us to write off a substantial portion of our assets, which would reduce our earnings.
Difficulties integrating our acquisitions could lower our profit.
From time to time, we have made acquisitions to pursue market opportunities, increase our existing capabilities and expand into new areas of operation. We plan to pursue select acquisitions in the future. If we are unable to identify and complete such acquisitions, our growth strategy could be impaired. In addition, we may encounter difficulties integrating our acquisitions and in successfully managing the growth we expect from the acquisitions. Furthermore, expansion into new businesses may expose us to additional business risks that are different from those we have traditionally experienced. Because we may pursue acquisitions around the world and may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. To the extent we encounter problems in identifying acquisition risks or integrating our acquisitions, our operations could be impaired as a result of business disruptions and lost management time, which could reduce our profit.
If we are unable to protect our intellectual property adequately, the value of our patents and trademarks and our ability to operate our business could be harmed.
We rely on a combination of patents, trademarks, trade secrets and similar intellectual property rights to protect the proprietary technology and other intellectual property that are instrumental to our water infrastructure, mineral exploration and energy operations. We may not be able to protect our intellectual property adequately, and our use of this intellectual property could result in liability for patent or trademark infringement or unfair competition. Further, through acquisitions of third parties, we may acquire intellectual property that is subject to the same risks as the intellectual property we currently own.
     We may be required to institute litigation to enforce our patents, trademarks or other intellectual property rights, or to protect our trade secrets from time to time. Such litigation could result in substantial costs and diversion of resources and could reduce our profit or disrupt our business, regardless of whether we are able to successfully enforce our rights.
RISKS RELATED TO OUR COMMON STOCK
The market price of our common stock could be lowered by future sales of our common stock.
Sales by us or our stockholders of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.
     In addition to outstanding shares eligible for future sale, as of January 31, 2008, 849,950 shares of our common stock were issuable under currently outstanding stock options granted to several officers, directors and employees under our stock option and employee incentive plans.
     Future sales of these shares of our common stock could decrease our stock price.
Provisions in our organizational documents and Delaware law could prevent or frustrate attempts by stockholders to replace our current management or effect a change of control of our company.
Our certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that could make it more difficult for a third party to acquire us without consent of our board of directors. In addition, under our certificate of incorporation, our board of directors may issue shares of preferred stock and determine the terms of those shares of stock without any further action by our stockholders. Our issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our board of directors. Our certificate of incorporation also provides that our stockholders may not take action by written consent. Our bylaws require advance notice of stockholder proposals and nominations, and permit only our board of directors, or authorized committee designated by our board of directors, to call a special stockholder meeting. These provisions may have the effect of preventing or hindering attempts by our stockholders to replace our current management. In addition, Delaware law prohibits us from engaging in a business combination with any holder of 15% or more of our capital stock until the holder has held the stock for three years unless, among other possibilities, our board of directors approves the transaction. Our board may use this provision to prevent changes in our management. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.
     We have approved a stockholders’ rights agreement between us and National City Bank, as rights agent. Pursuant to this agreement, holders of our common stock are entitled to purchase one one-hundredth (1/100) of a share of Series A junior participating preferred stock at a price of $45 per share of preferred stock upon certain events. The purchase price is subject to appropriate adjustment for stock splits and other similar events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 25% of our then outstanding common stock, the rights will become exercisable for common stock having a value equal to two times the purchase price of the right. The existence of the Rights Agreement may discourage, delay or prevent a third party from effecting a change of control or takeover of our company that our management and board of directors oppose.
     In addition, provisions of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us or obtaining control of our company.
Because we are a relatively small company, we are disproportionately negatively impacted by changes in federal securities laws and regulations, which are likely to increase our costs and require additional management resources.
The Sarbanes-Oxley Act of 2002, which became law in July 2002, has required changes in some of our corporate governance, securities disclosure and compliance practices. In response to the requirements of the Sarbanes-Oxley Act, the SEC and Nasdaq have promulgated new rules and listing standards covering a variety of subjects. Compliance with these new rules and listing standards has significantly increased our legal and financial and accounting costs, and we expect these increased costs to continue. In addition, the requirements have taken a significant amount of our time and resources. Likewise, these developments may make it more difficult for us to attract and retain qualified members of our board of directors, particularly independent directors, or qualified executive officers. Because we are a relatively small company, we may be disproportionately impacted by these changes in federal securities laws and regulations.
     As directed by the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies, including us, to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, the public accounting firm auditing our financial statements must report on the effectiveness of our internal controls over financial reporting. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of each fiscal year end, investors could lose confidence in the reliability of our financial statements, which could lower our stock price.
We are restricted from paying dividends.
We have not paid any cash dividends on our common stock since our initial public offering in 1992, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our current credit arrangements restrict our ability to pay cash dividends.
Our share price could be volatile and could decline, resulting in a substantial or complete loss of your investment. Because the trading of our common stock is characterized by low trading volume, it could be difficult for you to sell the shares of our common stock that you may hold.
The stock markets, including the NASDAQ Global Select Market, on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and you may experience a decrease in the value of the shares of our common stock that you may hold, including decreases unrelated to our operating performance or prospects. In addition, the trading of our common stock has historically been characterized by relatively low trading volume, and the volatility of our stock price could be exacerbated by such low trading volumes. The market price of our common stock could be subject to significant fluctuations in response to various factors or events, including among other things:
•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our operating results;

•	changes in our revenue or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	actions by institutional stockholders;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.
     These factors may lower the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the offering price to the public. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may lower the market price of our common stock.
Item 1B. Unresolved Staff Comments
We have no unresolved comments from the Securities and Exchange Commission staff.
Item 2. Properties and Equipment
Our corporate headquarters are located in Mission Woods, Kansas (a suburb of Kansas City, Missouri), in approximately 46,000 square feet of office space leased by the Company pursuant to a written lease agreement which expires December 31, 2008. Subsequent to January 31, the lease was renewed to December 31, 2013.
     As of January 31, 2008, we (excluding foreign affiliates) owned or leased approximately 596 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This includes rigs used primarily in each of its service lines as well as multi-purpose rigs. In addition, as of January 31, 2008, our foreign affiliates owned or leased approximately 151 drill rigs.
     Our coalbed methane projects consist of working interests in developed and undeveloped properties primarily located in the Cherokee Basin in the midwestern U.S. We also own the gas transportation facilities and equipment that transport the gas produced from our wells.
Natural Gas Reserves
The estimate of natural gas reserves is complex and requires significant judgment in the evaluation of geological, engineering and economic data. The reserve estimates may change substantially over time as a result of additional development activity, market price, production history and viability of production under varying economic conditions. Consequently, significant changes in estimates of existing reserves could occur. Our reserve and standardized measure estimates are based on independent engineering evaluations prepared by Cawley, Gillespie & Associates, Inc.

	2008	2007

Proved developed (MMcf)	22,794	25,010
Proved undeveloped (MMcf)	27,258	32,068

Total proved reserves (MMcf)	50,052	57,078

Standardized measure of discounted cash flow (in thousands)	$86,484	$89,012

     The standardized measure of discounted cash flow is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. The weighted average year-end spot price used in estimating future net revenue was $7.53 and $6.89 per Mcf for fiscal 2008 and 2007, respectively. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by FASB pronouncements, is not intended to reflect current market conditions. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. See the supplemental oil and gas disclosures included in the Consolidated Financial Statements for additional information pertaining to the Company’s natural gas reserves and related information. During 2008, we filed estimates of our natural gas and oil reserves for the year 2007 with the Energy Information Administration of the U. S. Department of Energy on Form EIA-23L. The data on Form EIA-23L was presented on a different basis, and included 100% of the natural gas and oil volumes from our operated properties only, regardless of our net interest. The difference between the natural gas and oil reserves reported on Form EIA-23L and those reported in this report exceeds 5%.
Productive Wells, Production and Acreage
As of January 31, 2008, the Company had 466 gross producing wells and 465 net producing wells. The following table sets forth revenues from sales of gas and production costs per Mcf. Revenues are presented net of third party interests.

Fiscal Years Ended January 31,	2008	2007	2006

Revenues	$6.45	$5.95	$8.52
Lease operating expenses	1.71	1.46	1.94
Transportation costs	2.06	1.88	2.57
Production and property taxes	0.18	0.16	0.24
The gross and net acreage on leases expiring in each of the following five fiscal years and thereafter were as follows:

	Gross	Net
	Acres	Acres

2009	29,220	29,220
2010	24,497	24,497
2011	35,046	35,046
2012	18,985	18,985
2013	63,096	63,096
Thereafter	212	212
Gross and net developed and undeveloped acreage as of the end of our last two fiscal years were as follows:

	Acres
Fiscal Years Ended January 31,	2008	2007

Gross developed	66,044	63,973
Net developed	65,836	50,159
Gross undeveloped	192,473	161,301
Net undeveloped	192,473	161,301
Drilling Activity
As of January 31, 2008, we had 11 gross and net wells awaiting completion. The table below sets forth the number of wells completed at any time during the period, regardless of when drilling was initiated. Most of the wells expected to be drilled in the next year will be of the development category and in the vicinity of our existing or planned construction pipeline network. Our drilling, abandonment, and acquisition activities for the periods indicated are shown below:

Fiscal Years Ended January 31,	2008		2007		2006
	Gross	Net	Gross	Net	Gross	Net

Exploratory wells:
Capable of production	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development wells:
Capable of production	92	104	148	147	111	111
Dry	—	—	—	—	—	—
Wells abandoned	—	—	—	—	—	—
Acquired wells	—	—	14	13	4	40

Net increase in capable wells	92	104	162	160	115	151

     The amounts shown as gross and net development wells in 2008 are net of 18 gross and six net wells which were disposed of during the year in exchange for an overriding royalty interest. The amount shown as net acquired wells in 2006 includes a number of pre-existing gross wells in which we acquired an additional interest during the year.

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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 2008.
Item 4A. Executive Officers of the Registrant
Executive officers of the Company are appointed by the Board of Directors or the President for such terms as shall be determined from time to time by the Board or the President, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.
Set forth below are the name, age and position of each executive officer of the Company.

Name	Age	Position

Andrew B. Schmitt	59	President, Chief Executive Officer and Director
Jeffrey J. Reynolds	41	Executive Vice President and Director
Gregory F. Aluce	52	Senior Vice President and Division President — Water Resources
Eric R. Despain	59	Senior Vice President and Division President — Mineral Exploration
Steven F. Crooke	51	Senior Vice President, Secretary and General Counsel
Jerry W. Fanska	59	Senior Vice President-Finance and Treasurer
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
     Gregory F. Aluce has served as Senior Vice President since April 14, 1998. Since September 1, 2001, Mr. Aluce has also served as President of the Company’s water resource division, a component of the water infrastructure division, and is responsible for the Company’s groundwater supply, well and pump rehabilitation and potable water treatment services. Mr. Aluce has over 24 years experience in various areas of the Company’s operations.
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

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
The Company’s common stock is traded in the over-the-counter market through the Nasdaq National Market System under the symbol LAYN. The stock has been traded in this market since the Company became a publicly held company on August 20, 1992. The Company has not repurchased any of its common stock during fiscal 2008. The following table sets forth the range of high and low sales prices of the Company’s stock by quarter for fiscal 2008 and 2007, as reported by the Nasdaq Stock Market. These quotations represent prices between dealers and do not include retail mark-up, mark-down or commissions.

Fiscal Year 2008	High	Low

First Quarter	$41.81	$30.21
Second Quarter	46.17	36.36
Third Quarter	59.19	38.09
Fourth Quarter	58.49	33.83

Fiscal Year 2007	High	Low

First Quarter	$33.93	$25.60
Second Quarter	32.04	25.12
Third Quarter	33.68	26.57
Fourth Quarter	36.46	28.67
At March 31, 2008, there were 108 owners of record of the Company’s common stock.
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

Item 6. Selected Financial Data
The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2008, has been derived from the Company’s audited Consolidated Financial Statements. The Company completed various acquisitions in each of the fiscal years, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements or in previously filed Forms 10-K. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company’s consolidated results include the effects of the acquisitions from the date of each acquisition.
     The Company sold various operating companies during 2004 and classified their results as discontinued operations for all years presented (see Note 4 of the Notes to Consolidated Financial Statements). The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Fiscal Years Ended January 31,	2008	2007	2006	2005	2004

Income Statement Data (in thousands, except per share data):
Revenues	$868,274	$722,768	$463,015	$343,462	$272,053
Cost of revenues (exclusive of depreciation, depletion and amortization shown below)	638,003	536,373	344,628	250,244	196,462
Selling, general and administrative expense	119,937	102,603	69,979	60,214	53,920
Depreciation, depletion and amorization	43,620	32,853	20,024	14,441	11,877
Other income (expense):
Equity in earnings of affiliates	8,076	4,452	4,345	2,637	1,398
Interest	(8,730)	(9,781)	(5,773)	(3,221)	(2,604)
Debt extinguishment costs	—	—	—	—	(2,320)
Other, net	1,229	2,557	900	1,220	358

Income from continuing operations before income taxes and minority interest	67,289	48,167	27,856	19,199	6,626
Income tax expense	30,178	21,915	13,121	9,215	4,265
Minority interest	145	—	(50)	(17)	—

Net income from continuing operations before discontinued operations	37,256	26,252	14,685	9,967	2,361
Gain (loss) from discontinued operations, net of income taxes	—	—	(4)	(213)	(1,456)
Gain (loss) on sale of discontinued operations, net of income taxes	—	—	—	—	1,746

Net income	$37,256	$26,252	$14,681	$9,754	$2,651

Basic income per share:
Net income from continuing operations before discontinued operations	$2.23	$1.71	$1.08	$0.79	$0.20
Income (loss) from discontinued operations, net of income taxes	—	—	—	(0.01)	0.02

Net income per share	$2.23	$1.71	$1.08	$0.78	$0.22

Diluted income per share:
Net income from continuing operations before discontinued operations	$2.20	$1.68	$1.05	$0.77	$0.19
Income (loss) from discontinued operations, net of income taxes	—	—	—	(0.02)	0.02

Net income per share	$2.20	$1.68	$1.05	$0.75	$0.21

Balance Sheet Data (in thousands):
Working capital, including current maturities of debt	$127,696	$66,989	$69,996	$54,455	$52,406
Total assets	696,955	547,164	449,335	245,380	217,327
Total long term debt, excluding current maturities	46,667	151,600	128,900	60,000	42,000
Total stockholders’ equity	423,372	205,034	171,626	104,697	93,685

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
Management Overview of Reportable Operating Segments
The Company is a multinational company that provides sophisticated drilling and construction services and related products to a variety of markets, as well as being a producer of unconventional natural gas for the energy market. Management defines the Company’s operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the office’s own division. For example, if a mineral exploration division office performed water well drilling services, the revenues would be recorded in the mineral exploration division rather than the water infrastructure division. The Company’s reportable segments are defined as follows:
Water Infrastructure
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
     Through internal growth and several recent acquisitions, the division has continued to expand its capabilities in the areas of the design and build of water and wastewater treatment plants, Ranney collector wells, water treatment product research and development, sewer rehabilitation and water and wastewater transmission lines.
     The division’s operations rely heavily on the municipal sector as approximately 66% of the division’s fiscal 2008 revenues were derived from the municipal market. The municipal sector can be adversely impacted by economic slowdowns in certain regions of the country. Reduced tax revenues can limit spending and new development by local municipalities. Generally, spending levels in the municipal sector lag an economic recovery.
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
     The division relies heavily on mining activity in Africa where 35% of total division revenues were generated for fiscal 2008. The Company believes this concentration of risk is mitigated by working for larger international mining companies and the establishment of permanent operating facilities in Africa. Operating difficulties, including but not limited to, political instability, workforce instability, harsh environment, disease and remote locations, all create natural barriers to entry in this market by competitors. The Company believes it has positioned itself as the market leader in Africa and has established the infrastructure to operate effectively.

Energy Division
This division focuses on the exploration and production of unconventional gas properties. This division has primarily been concentrated on projects in the mid-continent region of the United States; however, in fiscal 2008, it began an exploration project in Chile.
     The expansion of the Company’s energy segment is contingent upon significant cash investments to develop the Company’s unproved acreage. As of January 31, 2008, the Company has invested $125,275,000 in oil and gas related assets and expects to spend approximately $25,000,000 in development activities in fiscal 2009. The production curve for a typical unconventional gas well in the Company’s operating market is generally 15-20 years. Accordingly, the Company expects to earn a return on its investment through proceeds from gas production over the next 15-20 years.
     However, future revenues and profits will be dependent upon a number of factors including consumption levels for natural gas, commodity prices, the economic feasibility of gas exploration and production and the discovery rate of new gas reserves. The Company has 465 net producing wells on-line as of January 31, 2008.
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

	Fiscal Years Ended January 31,			Period-to-Period Change
				2008	2007
	2008	2007	2006	vs. 2007	vs. 2006

Revenues:
Water infrastructure	73.7%	73.6%	69.3%	20.2%	65.7%
Mineral exploration	20.5	20.6	26.8	19.9	19.9
Energy	4.6	3.7	2.7	46.8	116.0
Other	1.2	2.1	1.2	(29.6)	181.6

Total revenues	100.0%	100.0%	100.0%	20.1	56.1
Cost of revenues (exclusive of depreciation, depletion and amortization shown below)	73.5	74.2	74.4	18.9	55.6
Selling, general and administrative expense	13.8	14.2	15.1	16.9	46.6
Depreciation, depletion and amortization	5.0	4.5	4.3	32.8	64.1
Other income (expense):
Equity in earnings of affiliates	0.9	0.6	0.9	81.4	2.5
Interest	(1.0)	(1.4)	(1.3)	(10.7)	69.4
Other, net	0.2	0.3	0.2	(51.9)	184.1

Income from continuing operations before income taxes and minority interest	7.8	6.6	6.0	39.7	72.9
Income tax expense	3.5	3.0	2.8	37.7	67.0
Minority interest	—	—	—	—	—

Net income from continuing operations	4.3	3.6	3.2	41.9	78.8

Loss from discontinued operations, net of income taxes	—	—	—	*	*

Net income	4.3%	3.6%	3.2%	41.9%	78.8%

*     Not meaningful
Revenues, equity in earnings of affiliates and income from continuing operations before income taxes pertaining to the Company’s operating segments are presented on the next page. Intersegment revenues, if any, are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments.

These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors. Operating segment revenues and income from continuing operations before income taxes are summarized as follows:

(in thousands)
Fiscal Years Ended January 31,	2008	2007	2006

Revenues
Water infrastructure	$639,584	$531,916	$320,996
Mineral exploration	178,482	148,911	124,206
Energy	39,749	27,081	12,536
Other	10,459	14,860	5,277

Total revenues	$868,274	$722,768	$463,015

Equity in earnings of affiliates
Water infrastructure	$—	$—	$839
Mineral exploration	8,076	4,452	3,506

Total equity in earnings of affiliates	$8,076	$4,452	$4,345

Income (loss) from continuing operations before income taxes and minority interest
Water infrastructure	$42,995	$35,000	$28,255
Mineral exploration	37,452	26,557	13,947
Energy	13,075	10,680	2,891
Other	3,696	4,094	1,307
Unallocated corporate expenses	(21,199)	(18,383)	(12,771)
Interest	(8,730)	(9,781)	(5,773)

Total income from continuing operations before income taxes and minority interest	$67,289	$48,167	$27,856

Comparison of Fiscal 2008 to Fiscal 2007
Revenues for fiscal 2008 increased $145,506,000, or 20.1%, to $868,274,000 compared to $722,768,000 for fiscal 2007. Revenues were up across all divisions. A further discussion of results of operations by division is presented below.
     Selling, general and administrative expenses increased to $119,937,000 for fiscal 2008 compared to $102,603,000 for fiscal 2007 (13.8% and 14.2% of revenues, respectively). The increase, including increases from acquisitions, was primarily the result of wage and benefit increases of $7,731,000, in-creased professional fees of $1,474,000, primarily due to several strategic consulting projects during the year, and additional incentive compensation expense of $1,193,000 from increased profitability.
     Depreciation, depletion and amortization increased to $43,620,000 for fiscal 2008 compared to $32,853,000 for fiscal 2007. The increase was primarily the result of increased depletion of $3,587,000 resulting from the increase in production of unconventional gas from the Company’s energy operations and increased depreciation from property additions and acquisitions in the other divisions.
     Equity in earnings of affiliates increased to $8,076,000 for fiscal 2008 compared to $4,452,000 for fiscal 2007. The increase reflects continued strong performance in mineral exploration by affiliates in Latin America in response to continued high metals pricing.
     Interest expense decreased to $8,730,000 for fiscal 2008 compared to $9,781,000 for fiscal 2007. The decrease was primarily a result of debt paid off with proceeds from the Company’s stock offering in October 2007.
     Other, net decreased to $1,229,000 for fiscal 2008 from $2,557,000 for fiscal 2007, primarily due to a non-recurring gain of $920,000 in fiscal 2007 in connection with the Company’s sale of its interest in a minerals concession.
     The Company’s effective tax rate was 44.8% for fiscal 2008, compared to 45.5% for fiscal 2007. The improvement in the effective rate was primarily attributable to the increase in pre-tax earnings, especially in international operations. The effective rates in excess of the statutory federal rate were due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.
Water Infrastructure Division

(in thousands)
Fiscal Years Ended January 31,	2008	2007

Revenues	$639,584	$531,916
Income before income taxes and minority interest	42,995	35,000
Water infrastructure revenues increased 20.2% to $639,584,000 for fiscal 2008, from $531,916,000 for fiscal 2007. The increase in revenues was partially attributable to incremental revenues of $49,313,000 from the Company’s acquisitions, including a full year’s impact from the Collector Wells International (“CWI”) acquisition that closed on June 16, 2006 and the acquisition of American Water Services Underground Infrastructure, Inc. (“UIG”) that closed on November 20, 2006. In addition, revenues for fiscal 2008 increased by $16,486,000 from sewer rehabilitation services with the balance of revenue increases spread throughout the group.
     Income for the water infrastructure division increased 22.8% to $42,995,000 for fiscal 2008, compared to $35,000,000 for fiscal 2007. The increase in income was primarily attributable to incremental income of approximately $5,144,000 from the Company’s acquisitions.
     The backlog in the water infrastructure division was $408,404,000 as of January 31, 2008, compared to $349,200,000 as of
January 31, 2007.
Mineral Exploration Division

(in thousands)
Fiscal Years Ended January 31,	2008	2007

Revenues	$178,482	$148,911
Income before income taxes and minority interest	37,452	26,557
Mineral exploration revenues increased 19.9% to $178,482,000 for fiscal 2008, compared to revenues of $148,911,000 for fiscal 2007. The increase in revenues was primarily attributable to continued strength in worldwide exploration activity as a result of the relatively high gold and base metal prices.
     Income for the mineral exploration division increased 41.0% to $37,452,000 for fiscal 2008, compared to $26,557,000 for fiscal 2007. The improved income was attributable to continued strong exploration activity in the Company’s markets, especially in North America, and earnings increases of $3,624,000 by the Company’s Latin American affiliates.
Energy Division

(in thousands)
Fiscal Years Ended January 31,	2008	2007

Revenues	$39,749	$27,081
Income before income taxes and minority interest	13,075	10,680
     Energy division revenues increased 46.8% to $39,749,000 for fiscal 2008, compared to revenues of $27,081,000 for fiscal 2007. The increase in revenues was primarily attributable to increased production from the Company’s unconventional gas properties.
     The division income increased 22.4% to $13,075,000 for fiscal 2008, compared to $10,680,000 for fiscal 2007. For the year, increased income was primarily due to the increased production discussed above, offset by expenses of $947,000 associated with the operations of the Company’s concession in Chile.
Other

(in thousands)
Fiscal Years Ended January 31,	2008	2007

Revenues	$10,459	$14,860
Income before income taxes and minority interest	3,696	4,094
Included in Other for fiscal 2008 and 2007 were revenues of $4,954,000 and $10,035,000, respectively, associated with contracts to provide consulting and logistical support for international projects in Canada and Africa. Excluding the effects of these activities, the remainder of the operations included in this segment were consistent year over year.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $21,199,000 and $18,383,000 for fiscal 2008 and 2007, respectively. The increase for the year was primarily due to increases in wage and benefit costs of $1,028,000 and increased share based compensation to employees of $840,000.
Comparison of Fiscal 2007 to Fiscal 2006
Revenues for fiscal 2007 increased $259,753,000, or 56.1%, to $722,768,000 compared to $463,015,000 for fiscal 2006. Revenues were up across all divisions with the main increase in the water and wastewater infrastructure division, primarily resulting from the acquisition of Reynolds, Inc. (“Reynolds”) that closed on September 28, 2005, the CWI acquisition and the acquisition of UIG. A further discussion of results of operations by division is presented below.
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
     Depreciation, depletion and amortization increased to $32,853,000 for fiscal 2007 compared to $20,024,000 for fiscal 2006. The increase was primarily the result of higher levels of capital expenditures, increased depreciation and amortization of $5,930,000 associated with the acquired businesses and increased depletion of $2,896,000 resulting from the increase in production of unconventional gas from the Company’s energy operations.
     Equity in earnings of affiliates increased to $4,452,000 for fiscal 2007 compared to $4,345,000 for fiscal 2006. The increase reflects increase earnings of $946,000 from foreign affiliates in mineral exploration offset by a decrease of $839,000 from a non-recurring domestic joint venture in the water infrastructure division completed in the prior year.
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
Water Infrastructure Division

(in thousands)
Fiscal Years Ended January 31,	2007	2006

Revenues	$531,916	$320,996
Income from continuing operations before income taxes and minority interest	35,000	28,255
Water infrastructure revenues increased 65.7% to $531,916,000 for the year ended January 31, 2007, from $320,996,000 for the year ended January 31, 2006. The increase in revenues was primarily attributable to incremental increases of $169,124,000 from the Company’s acquisitions and additional revenues of $21,064,000 from the Company’s continued expansion into water treatment markets.
     Income from continuing operations for the water infrastructure division increased 23.9% to $35,000,000 for the year ended January 31, 2007, compared to $28,255,000 for the year ended January 31, 2006. The increase in income from continuing operations was primarily attributable to incremental increases of $8,374,000 from the acquired businesses and an increase in earnings from the Company’s water treatment initiatives of $2,678,000. These were partially offset by an increase in accrued incentive compensation of $3,219,000 due to higher profitability in the current year, reduced operating earnings of $4,081,000 as a result of a slowdown in certain ground stabilization construction operations in the western United States and a decrease of $839,000 from a domestic joint venture completed in the prior year.
     The backlog in the water infrastructure division was $349,200,000 as of January 31, 2007, compared to $227,444,000 as of
January 31, 2006.
Mineral Exploration Division

(in thousands)
Fiscal Years Ended January 31,	2007	2006

Revenues	$148,911	$124,206
Income from continuing operations before income taxes and minority interest	26,557	13,947
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

Energy

(in thousands)
Fiscal Years Ended January 31,	2007	2006

Revenues	$27,081	$12,536
Income from continuing operations before income taxes and minority interest	10,680	2,891
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
Other

(in thousands)
Fiscal Years Ended January 31,	2007	2006

Revenues	$14,860	$5,277
Income from continuing operations before income taxes and minority interest	4,094	1,307
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
Inflation
Management does not believe that the Company’s operations for the periods discussed have been significantly adversely affected by inflation or changing prices from its suppliers.
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
     The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $105,000,000 of unsecured notes available to be issued before September 15, 2009. At January 31, 2008, the Company has $60,000,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds an unsecured $200,000,000 revolving credit facility (the “Credit Agreement”). At January 31, 2008, the Company had letters of credits of $12,716,000 and no borrowings outstanding under the Credit Agreement resulting in available capacity of $187,284,000. The Company was in compliance with its financial covenants at January 31, 2008 and expects to remain in compliance through the foreseeable future.
     The Company’s working capital as of January 31, 2008, 2007 and 2006, was $127,696,000, $66,989,000 and $69,996,000, respectively. The increase in working capital in the current year was attributable to remaining proceeds of the Company’s October 2007 stock offering.
     The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2009.
Operating Activities
Cash from operating activities was $80,163,000, $74,676,000 and $40,869,000 for fiscal 2008, 2007 and 2006, respectively. The growth over the last two years was primarily due to increased earnings and related increases in accounts payable, accrued incentive compensation and income taxes payable. Operating cash is normally required in the first quarter of the subsequent fiscal year when such accrued items are paid.
Investing Activities
The Company’s capital expenditures, net of disposals, of $70,037,000 for the year ended January 31, 2008, were more heavily weighted toward its water infrastructure and minerals divisions rather than unconventional gas exploration and production. Expenditures were made in those two divisions during the year to sustain capacity and improve efficiency of the equipment. Unconventional gas expenditures declined to $29,193,000 as the Company maintained its U.S. operations while carefully considering its expansion efforts on its exploration concession in Chile. Also, during the year, the Company spent $20,470,000 to complete two acquisitions to complement its water infrastructure division.
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
Financing Activities
In October 2007, the Company completed a public offering of its common stock. The offering produced net proceeds of approximately $160 million, which were used to repay the then outstanding borrowings on the Company’s revolving bank credit facility and to build funds for potential future acquisitions and general corporate purposes.
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

Contractual Obligations and Commercial Commitments
The Company’s contractual obligations and commercial commitments as of January 31, 2008, are summarized as follows:

(in thousands)	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Contractual Obligations and Other Commercial Commitments
Credit Agreement principal payments	$—	$—	$—	$—	$—
Senior Notes principal payments	60,000	13,333	40,000	6,667	—
Interest payments	10,011	3,500	5,791	720
Operating leases	28,387	10,543	15,067	2,777	—
Mineral interest obligations	613	109	345	146	13
Income tax uncertainties	1,200	1,200	—	—	—

Total cash contractual obligations	100,211	28,685	61,203	10,310	13
Standby letters of credit	12,716	12,716	—	—	—
Asset retirement obligations	1,043	—	—	—	1,043

Total contractual obligations and commercial commitments	$113,970	$41,401	$61,203	$10,310	$1,056

The Company expects to meet its contractual cash obligation in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio. Interest is payable on the Senior Notes at fixed interest rates of 6.05% and 5.40% (see Note 11 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances and interest rates as of January 31, 2008.
     The Company has income tax uncertainties in the amount of $5,997,000 at January 31, 2008, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolution of these items is uncertain, and accordingly the amounts have not been included in the table above.
     The Company incurs additional obligations in the ordinary course of operations. These obligations, including but not limited to, income tax payments and pension fundings are expected to be met in the normal course of operations.
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

Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Separate full-cost pools are established for each country in which the Company has exploration activities.
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
Goodwill and Other Intangibles — The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized over their estimated useful lives, which range from one to 40 years.
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
     The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is included in Note 11 of the Notes to Consolidated Financial Statements of this Form 10-K. As of January 31, 2008, an instantaneous change in interest rates of one percentage point would not change the Company’s annual interest expense as we have no variable rate debt outstanding.
     Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The operations are described in Notes 1 and 15 to the Consolidated Financial Statements. The Company’s affiliates also operate in South America and Mexico (see Note 3 of the Notes to Consolidated Financial Statements). The majority of the Company’s contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 12 of the Notes to Consolidated Financial Statements). As of January 31, 2008, the Company held no hedge instruments.
     As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would impact income from continuing operations before income taxes by approximately $511,000, $416,000 and $276,000 for the years ended January 31, 2008, 2007 and 2006, respectively. This represents approximately 10% of the income from continuing operations of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
     Foreign exchange gains and losses in the Company’s Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company’s Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange gains (losses) for the years ended January 31, 2008, 2007 and 2006, were ($430,000), $95,000 and ($290,000), respectively.
     The Company is also exposed to fluctuations in the price of natural gas, which affect the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical delivery contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of January 31, 2008, the Company held contracts for physical delivery of 4,190,000 million British Thermal Units (“MMBtu”) of natural gas through March 31, 2010, at prices ranging from $7.49 to $9.05 per MMBtu through March 2008, and $7.64 per MMBtu from April 2008 through March 2010. The estimated fair value of such contracts at January 31, 2008, was a loss of $99,000. The Company generally intends to maintain contracts in place to cover 50% to 75% of its production.
     We estimate that a 10% change in the price of natural gas would have impacted income from continuing operations before taxes by approximately $1,350,000 for the year ended January 31, 2008.

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

/s/A. B. Schmitt	/s/Jerry W. Fanska

Andrew B. Schmitt	Jerry W. Fanska
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas
     We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries at January 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, on February 1, 2007. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments, on February 1, 2006 and as discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for pension and post retirement benefits as of January 31, 2007 to conform to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/Deloitte & Touche LLP
Kansas City, Missouri
April 15, 2008

Layne Christensen Company and Subsidiaries
Consolidated Balance Sheets

(in thousands)
ASSETS
January 31,	2008	2007

Current assets:
Cash and cash equivalents	$73,068	$13,007
Customer receivables, less allowance of $7,571 and $7,020, respectively	125,091	109,615
Costs and estimated earnings in excess of billings on uncompleted contracts	60,796	51,210
Inventories	21,020	18,456
Deferred income taxes	18,711	16,551
Income taxes receivable	866	521
Restricted cash — current	500	8,270
Other	5,288	5,578

Total current assets	305,340	223,208

Property and equipment:
Land	8,643	8,180
Buildings	21,868	21,457
Machinery and equipment	299,642	263,049
Gas transportation facilities and equipment	30,266	24,939
Oil and gas properties	76,844	58,458
Mineral interests in oil and gas properties	18,165	12,515

	455,428	388,598
Less — accumulated depreciation and depletion	(208,061)	(174,081)

Net property and equipment	247,367	214,517

Other assets:
Investment in affiliates	29,835	24,280
Goodwill	85,706	65,184
Other intangible assets, net	20,930	16,017
Restricted cash — long term	505	—
Other	7,272	3,958

Total other assets	144,248	109,439

	$696,955	$547,164

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$67,777	$52,156
Current maturities of long term debt	13,333	—
Accrued compensation	36,763	29,616
Cash purchase price adjustments	—	240
Accrued insurance expense	8,158	7,303
Other accrued expenses	15,222	14,222
Acquisition escrow obligation — current	550	9,395
Income taxes payable	4,200	9,045
Billings in excess of costs and estimated earnings on uncompleted contracts	31,641	34,242

Total current liabilities	177,644	156,219

Noncurrent and deferred liabilities:
Long-term debt	46,667	151,600
Accrued insurance expense	9,736	8,160
Deferred income taxes	28,329	23,302
Acquisition escrow obligation — long term	505	—
Minority interest	398	—
Other	10,304	2,849

Total noncurrent and deferred liabilities	95,939	185,911

Contingencies
Stockholders’ equity:
Common stock, par value $.01 per share, 30,000,000 shares authorized, 19,160,716 and 15,517,724 shares issued and outstanding, respectively	192	155
Capital in excess of par value	328,301	149,187
Retained earnings	101,866	64,145
Accumulated other comprehensive loss	(6,987)	(8,453)

Total stockholders’ equity	423,372	205,034

	$696,955	$547,164

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Income

(in thousands, except per share data)
Years Ended January 31,	2008	2007	2006

Revenues	$868,274	$722,768	$463,015
Cost of revenues (exclusive of depreciation, depletion and amortization shown below)	638,003	536,373	344,628
Selling, general and administrative expense	119,937	102,603	69,979
Depreciation, depletion and amortization	43,620	32,853	20,024
Other income (expense):
Equity in earnings of affiliates	8,076	4,452	4,345
Interest	(8,730)	(9,781)	(5,773)
Other, net	1,229	2,557	900

Income from continuing operations before income taxes and minority interest	67,289	48,167	27,856
Income tax expense	30,178	21,915	13,121
Minority interest	145	—	(50)

Net income from continuing operations before discontinued operations	37,256	26,252	14,685
Loss from discontinued operations, net of income taxes	—	—	(4)

Net income	$37,256	$26,252	$14,681

Basic income per share:
Net income from continuing operations	$2.23	$1.71	$1.08
Loss from discontinued operations, net of income taxes	—	—	—

Net income per share	$2.23	$1.71	$1.08

Diluted income per share:
Net income from continuing operations	$2.20	$1.68	$1.05
Loss from discontinued operations, net of income taxes	—	—	—

Net income per share	$2.20	$1.68	$1.05

Weighted average shares outstanding — basic	16,670	15,320	13,550
Dilutive stock options	268	311	477

Weighted average shares outstanding — diluted	16,938	15,631	14,027

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Capital In		Other
	Common Stock		Excess of	Retained	Comprehensive	Unearned
(in thousands, except share data)	Shares	Amount	Par Value	Earnings	Income (Loss)	Compensation	Total

Balance, January 31, 2005	12,618,641	$126	$90,707	$23,212	$(9,067)	$(281)	$104,697
Comprehensive income:
Net income	—	—	—	14,681	—	—	14,681
Other comprehensive income:
Change in unrecognized pension liability, net of income tax benefit of $1,198	—	—	—	—	1,902	—	1,902
Foreign currency translation adjustments, net of income tax expense of $155	—	—	—	—	(277)	—	(277)

Comprehensive income							16,306

Cancellation of unvested shares	(5,734)	—	(87)	—	—	67	(20)
Amortization of unearned compensation	—	—	—	—	—	170	170
Issuance of stock upon acquisition of business	2,222,216	22	45,031	—	—	—	45,053
Issuance of stock upon exercise of options	398,349	4	3,320	—	—	—	3,324
Income tax benefit on exercise of options	—	—	2,096	—	—	—	2,096

Balance, January 31, 2006	15,233,472	152	141,067	37,893	(7,442)	(44)	171,626
Comprehensive income:
Net income	—	—	—	26,252	—	—	26,252
Other comprehensive income:
Foreign currency translation adjustments, net of income tax expense of $35	—	—	—	—	291	—	291

Comprehensive income							26,543

Issuance of unvested shares	1,000	—	—	—	—	—	—
Reclassification of unearned compensation related to the adoption of SFAS 123R	—	—	(44)	—	—	44	—
Adjustment to initially apply SFAS 158, net of income tax benefit of $819	—	—	—	—	(1,302)	—	(1,302)
Issuance of stock upon acquisition of business	45,563	1	1,262	—	—	—	1,263
Issuance of stock upon exercise of options	237,689	2	3,008	—	—	—	3,010
Income tax benefit on exercise of options	—	—	1,654	—	—	—	1,654
Share-based compensation	—	—	2,240	—	—	—	2,240

Balance, January 31, 2007	15,517,724	155	149,187	64,145	(8,453)	—	205,034
Comprehensive income:
Net income	—	—	—	37,256	—	—	37,256
Other comprehensive income:
Foreign currency translation adjustments, net of income tax expense of $424	—	—	—	—	760	—	760

Comprehensive income							38,016

Issuance of unvested shares	73,863	1	(1)	—	—	—	—
Cumulative effect of adoption of FIN 48	—	—	—	465	—	—	465
Change in unrecognized pension liability, net of income tax expense of $445	—	—	—	—	706	—	706
Proceeds from public offering, net	3,105,000	31	159,848	—	—	—	159,879
Issuance of stock upon acquisition of business	249,023	3	10,979	—	—	—	10,982
Issuance of stock upon exercise of options	215,106	2	2,902	—	—	—	2,904
Income tax benefit on exercise of options	—	—	2,360	—	—	—	2,360
Share-based compensation	—	—	3,026	—	—	—	3,026

Balance, January 31, 2008	19,160,716	$192	$328,301	$101,866	$(6,987)	$—	$423,372

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)
Years Ended January 31,	2008	2007	2006

Cash flow from operating activities:
Net income	$37,256	$26,252	$14,681
Adjustments to reconcile net income to cash from operations:
Loss from discontinued operations, net of income taxes	—	—	4
Depreciation, depletion and amortization	43,620	32,853	20,024
Deferred income taxes	2,364	(2,985)	6,540
Equity in earnings of affiliates	(8,076)	(4,452)	(4,345)
Dividends received from affiliates	2,521	1,502	1,693
Minority interest	(145)	—	50
(Gain) loss on disposal of property and equipment	(671)	(994)	295
Gain on sale of domestic affiliate	—	—	(1,289)
Gain on sale of mineral concession	—	(920)	—
Share-based compensation	3,026	2,240	—
Share-based compensation excess tax benefits	(2,313)	(1,382)	—
Changes in current assets and liabilities, (exclusive of effects of acquisitions and disposals):
Increase in customer receivables	(9,616)	(7,691)	(3,139)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(9,205)	(10,044)	(432)
(Increase) decrease in inventories	(1,788)	462	3,682
(Increase) decrease in other current assets	602	598	(866)
Increase in accounts payable and accrued expenses	27,512	27,522	1,594
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	(2,648)	12,312	3,534
Other, net	(2,276)	(597)	(1,185)

Cash from continuing operations	80,163	74,676	40,841
Cash from discontinued operations	—	—	28

Cash from operating activities	80,163	74,676	40,869

Cash flow used in investing activities:
Additions to property and equipment	(44,177)	(36,150)	(24,427)
Additions to gas transportation facilities and equipment	(5,327)	(12,413)	(5,125)
Additions to oil and gas properties	(18,216)	(23,075)	(11,084)
Additions to mineral interests in oil and gas properties	(5,650)	(3,174)	(2,281)
Payment of cash purchase price adjustment on prior year acquisition	(2,270)	(6,120)	—
Proceeds from disposal of property and equipment	3,333	4,646	892
Proceeds from sale of domestic affiliate	—	—	2,355
Proceeds from sale of mineral concession	—	920	—
Acquisition of businesses, net of cash acquired	(20,470)	(31,305)	(61,542)
Acquisition of gas transportation facilities and equipment	—	—	(1,445)
Acquisition of oil and gas properties and mineral interests	—	(1,988)	(4,704)
Deposit of cash into restricted accounts	(2,075)	(4,473)	—
Release of cash from restricted accounts	9,627	5,597	—
Distribution of restricted cash for prior year acquisition	(9,627)	—	—
Return of capital from (investment in) affiliates	—	411	(69)

Cash used in investing activities	(94,852)	(107,124)	(107,430)

Cash flow from financing activities:
Borrowings under revolving credit facilities	483,800	425,925	335,155
Repayments under revolving credit facilities	(575,400)	(403,225)	(266,255)
Debt issuance costs	—	—	(605)
Payments on promissory note	—	—	(1,080)
Proceeds from public offering of common stock, net of issuance costs	159,879	—	—
Issuances of common stock	2,904	3,010	3,324
Excess tax benefit on exercise of share-based instruments	2,313	1,382	—
Contribution by minority interest	543	—	—

Cash from financing activities	74,039	27,092	70,539

Effects of exchange rate changes on cash	711	380	(403)

Net increase (decrease) in cash and cash equivalents	60,061	(4,976)	3,575
Cash and cash equivalents at beginning of year	13,007	17,983	14,408

Cash and cash equivalents at end of year	$73,068	$13,007	$17,983

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
Description of Business – Layne Christensen Company and subsidiaries (together, the “Company”) provide drilling and construction services and related products in two principal markets: water infrastructure and mineral exploration, as well as being a producer of unconventional natural gas for the energy market. The Company operates throughout North America as well as in Africa, Australia and Europe. Its customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and, to a lesser extent, agribusiness. In mineral exploration, the Company has ownership interest in certain foreign affiliates operating in South America, with facilities in Chile and Peru (see Note 3).
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
     Net foreign currency transaction gains (losses) for 2008, 2007 and 2006 were ($430,000), $95,000 and ($290,000), respectively.
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
Property and Equipment and Related Depreciation – Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $33,933,000, $26,825,000 and $17,589,000 in 2008, 2007 and 2006, respectively. The lives used for the items within each property classification are as follows:

Years

Buildings	15–35
Machinery and equipment	3–10
Gas transportation facilities and equipment	15

Oil and Gas Properties and Mineral Interests – The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Separate full-cost pools are established for each country in which the Company has exploration activities. Depletion expense was $8,504,000, $4,917,000 and $2,021,000 in 2008, 2007 and 2006, respectively.
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
Restricted Cash – Restricted cash consists of escrow funds associated with acquisitions as described in Note 2 of the Notes to Consolidated Financial Statements.

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
Fair Value of Financial Instruments – The carrying amounts of financial instruments including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 2008 and 2007, because of the relatively short maturity of those instruments. See Note 11 for disclosure regarding the fair value of indebtedness of the Company and Note 12 for disclosure regarding the fair value of derivative instruments.
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
Derivatives – The Company follows SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Under SFAS 133, the Company accounts for its unrealized hedges of forecast costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in accumulated other comprehensive income in stockholders’ equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives change in fair value, if any, is immediately recognized in operations. In addition, the Company has entered into fixed-price natural gas contracts to manage fluctuations in the price of natural gas. These contracts result in the Company physically delivering gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Consolidated Statements of Cash Flows – Highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash equivalents.
     The amounts paid for income taxes and interest are as follows:

(in thousands)	2008	2007	2006

Income taxes	$20,704	$15,489	$7,399
Interest	8,721	9,564	5,547
Supplemental Non-cash Transactions – The Company had earnings on restricted cash of $287,000 and $252,000 for 2008 and 2007, which was treated as a non-cash item as it was restricted for the account of the escrow beneficiaries.
     In connection with the Reynolds acquisition (see Note 2), the company settled the Earnout Amount on a discounted basis for $13,252,000, consisting of $2,270,000 in cash and 249,023 shares of common stock (valued at $10,982,000) during the year ended January 31, 2008.
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
Earnings Per Share – Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. Options to purchase 3,000, 3,000 and 460,231 shares have been excluded from weighted average shares in 2008, 2007 and 2006, respectively, as their effect was antidilutive.

Share-Based Compensation – The Company adopted SFAS 123R (revised December 2004), “Share-Based Compensation” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company adopted the standard using the Modified Prospective Method which required recognition of compensation expense related to all unvested share-based instruments as of the effective date over the remaining term of the instrument. As a result of adopting SFAS 123R on February 1, 2006, income before income taxes was $2,186,000 lower for the year ended January 31, 2007, and net income was $1,509,000 lower for the year ended January 31, 2007, than if we had continued to account for share-based compensation under APB 25. The impact of the adoption of SFAS 123R was to lower basic and diluted earnings per share for the year ended January 31, 2007, by $0.10 per share. The Modified Prospective Method had no financial impact on prior fiscal years. As of January 31, 2008, the Company had unrecognized compensation expense of $4,813,000 to be recognized over a weighted average period of 2.36 years. The Company determines the fair value of share-based compensation using the Black-Scholes model.
     In November 2005, the FASB issued FASB Staff Position FAS 123R-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS 123R.
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
     Pro forma net income and earnings per share for 2006, determined as if the SFAS 123 Method has been applied, is presented in the following table:

(in thousands, except per share amounts)	2006

Net income, as reported	$14,681
Deduct:
Total stock-based employee compensation determined under fair value based method for all awards, net of income taxes of $428	(681)

Pro forma net income	$14,000

Net income per share:
Basic — as reported	$1.08

Basic — pro forma	$1.03

Diluted — as reported	$1.05

Diluted — proforma	$1.00

Unearned Compensation – Unearned compensation expense associated with the issuance of unvested shares is amortized on a straight-line basis as the restrictions on the stock expire. As required by SFAS 123R, unearned compensation of $44,000, which was previously reflected as a reduction to shareholders’ equity as of January 31, 2006, was reclassified as a reduction to additional paid in capital.
Other Comprehensive Loss – Accumulated balances, net of income taxes, of Other Comprehensive Loss are as follows:

			Accumulated
	Cumulative	Unrecognized	Other
	Translation	Pension	Comprehensive
(in thousands)	Adjustment	Liability	Loss

Balance, January 31, 2006	$(7,442)	$—	$(7,442)
Period change	291	(1,302)	(1,011)

Balance, January 31, 2007	$(7,151)	$(1,302)	$(8,453)
Period change	760	706	1,466

Balance, January 31, 2008	$(6,391)	$(596)	$(6,987)

(2) Acquisitions
On December 31, 2007 (the “Tierdael Closing Date”), the Company acquired certain assets and liabilities of Tierdael Construction (“Tierdael”), a pipeline and utility construction contractor in Denver which was combined with a similar service line acquired in the acquisition of Reynolds, Inc. The purchase price for Tierdael was $7,110,000, consisting of cash of $6,646,000, assumed liabilities of $226,000 and costs of $238,000. The cash portion of the purchase price is subject to certain adjustments based on the value of working capital at the closing date, settlement of which is expected in April 2008. Any adjustment will be treated as an adjustment of the total purchase price.
     The preliminary purchase price has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses. Such amounts may be subject to revision as Tierdael is integrated into the Company and the revisions may be significant and will be recorded by the Company as further adjustments to the purchase price allocation.
     Based on the Company’s preliminary allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position:

(in thousands)

Working capital	$3,983
Property and equipment	3,127

Total purchase price	$7,110

The results of operations of Tierdael have been included in the Company’s consolidated statements of income commencing with the Tierdael Closing Date. Assuming Tierdael had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

(in thousands, except per share data)	2008	2007

Revenues	$890,755	$758,310
Net income	38,052	28,250
Basic earnings per share	$2.28	$1.84

Diluted earnings per share	$2.25	$1.81

The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future. Pro forma results include adjustments for interest expense on the cash purchase price.
     On November 30, 2007 (the “SolmeteX Closing Date”), the Company acquired certain assets and liabilities of SolmeteX, Inc. (“SolmeteX”), a water and wastewater research and development business and a supplier of wastewater filtration products to the dental market. The purchase price for SolmeteX was $13,586,000, consisting of cash of $13,500,000 and costs of $86,000. In addition, there is contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which is based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Any portion of the SolmeteX Earnout Amount that is ultimately paid will be accounted for as additional purchase consideration.
     The purchase price has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments, appraisals and other analyses. Such amounts may be subject to revision as SolmeteX is integrated into the Company and the revisions may be significant and will be recorded by the Company as further adjustments to purchase price allocation.
     Based on the Company’s preliminary allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position:

(in thousands)

Working capital	$64
Property and equipment	115
Goodwill	7,270
Tradenames	2,962
Patents	2,543
Other intangible assets	551
Deferred income taxes	81

Total purchase price	$13,586

     Of the $6,056,000 of acquired intangible assets, $21,000 was assigned to research and development assets that were written off in selling, general and administrative expenses at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The remaining $6,035,000 of acquired intangible assets have a weighted-average useful life of approximately 15.4 years, comprised of tradenames (15-year weighted-average useful life), patents (15-year weighted-average useful life), and other assets (20-year average useful life). The $7,270,000 of goodwill was assigned to the water infrastructure segment. Of that total amount, $7,053,000 is expected to be deductible for tax purposes.
     The results of operations of SolmeteX have been included in the Company’s consolidated statements of income commencing with the SolmeteX Closing Date. Assuming SolmeteX had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

(in thousands, except per share data)	2008	2007

Revenues	$872,427	$726,575
Net income	36,307	25,211
Basic earnings per share	$2.18	$1.65

Diluted earnings per share	$2.14	$1.61

The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future. Pro forma results include adjustments for interest expense on the cash purchase price.
     On November 20, 2006, the Company acquired 100% of the stock of American Water Services Underground Infrastructure, Inc. (“UIG”), a wholly owned subsidiary of American Water (USA), Inc. UIG is engaged in the business of providing trenchless pipeline rehabilitation services for sewer and storm water systems and was combined with a similar service line acquired in the acquisition of Reynolds, Inc. The purchase price for UIG was $27,662,000, consisting of cash of $27,524,000 and costs of $138,000. The cash portion of the purchase price is net of certain purchase price adjustments based on the amount of tangible net worth at the closing date, $1,101,000 of which was received by the Company in February 2007.
     The purchase price has been allocated based on the fair value of the assets and liabilities acquired, determined based on UIG’s historical cost basis of assets and liabilities, appraisals and other analyses.
     Based on the Company’s allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position:

(in thousands)

Working capital	$11,723
Property and equipment	13,602
Goodwill (non tax deductible)	3,891
Other intangible assets	143
Other long-term assets	69
Deferred income taxes	(1,766)

Total purchase price	$27,662

     The results of operations of UIG have been included in the Company’s consolidated statements of income commencing November 20, 2006. Assuming UIG had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income from continuing operations, net income and net income per share would have been as follows:

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
     Based on the Company’s allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position:

(in thousands)

Working capital	$1,016
Property and equipment	1,580
Goodwill (non tax deductible)	3,436
Deferred income taxes	(590)

Total purchase price	$5,442

The results of operations of CWI have been included in the Company’s consolidated statements of income commencing with the CWI Closing Date. The acquisition did not have a significant effect on the Company’s results of operations or cash flows.
     On September 28, 2005 (the “Reynolds Closing Date”), the Company acquired 100% of the outstanding stock of Reynolds, Inc. (“Reynolds”), a privately held company and a major supplier of products and services to the water and wastewater industries. The acquisition expanded the capabilities of the Company’s water infrastructure division. Reynolds’ primary service lines include design and building of water and wastewater treatment plants, water and wastewater transmission lines, cured-in-place pipe (“CIPP”) services for sewer rehabilitation, water supply wells and Ranney collector wells.
     The purchase price for Reynolds was $112,356,000, consisting of $60,000,000 cash, 2,222,216 shares of Layne common stock (valued at $45,053,000), cash purchase price adjustments of $6,120,000 (paid in 2007) and costs of $1,183,000. Layne common stock was valued in the transaction based upon a five-day average of the closing price of the stock two days before and two days after the terms of the acquisition were agreed to and publicly announced. Of the cash and stock consideration, $9,000,000 and 333,333 shares of Layne common stock were placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement (the “Escrow Fund”). Under the terms of the agreement, a portion of the cash purchase price adjustments was paid to the Reynolds shareholders from the Escrow Fund in April and June 2007. The remainder of the Escrow Fund was released to the Reynolds shareholders on September 30, 2007.
     The purchase price has been allocated based on the fair value of the assets and liabilities acquired, determined based on Reynolds’ historical cost basis of assets and liabilities, appraisals and other analyses.

     Based on the Company’s allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of January 31, 2006:

(in thousands)

Working capital	$20,998
Property and equipment	40,508
Goodwill	49,832
Tradenames	16,000
Other intangible assets	586
Deferred income taxes	(15,568)

Total purchase price	$112,356

     The $16,586,000 of acquired intangible assets have a weighted-average useful life of approximately 30.1 years, comprised of tradenames (32-year weighted-average useful life) and other assets (2.7-year weighted-average useful life). The $49,832,000 of goodwill was assigned to the water infrastructure segment and is not deductible for tax purposes.
     The results of operations of Reynolds have been included in the Company’s consolidated statements of income commencing with the Reynolds Closing Date. Assuming Reynolds had been acquired as of the beginning of the year of acquisition, the unaudited pro forma consolidated revenues, net income from continuing operations, net income and net income per share would have been as follows:

(in thousands, except per share data)	2006

Revenues	$600,781
Net income from continuing operations	17,945
Net income	17,941
Basic earnings per share from continuing operations	$1.19

Diluted earnings per share from continuing operations	$1.16

Basic earnings per share	$1.19

Diluted earnings per share	$1.16

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
     Under the terms of the purchase, there was contingent consideration up to a maximum of $15,000,000 (the “Earnout Amount”), which was based on Reynolds operating performance over a period of 36 months following the Reynolds Closing Date (the “Earnout Period”). During July 2007, the Company determined that it was probable that the maximum consideration would be achieved and agreed to settle the Earnout Amount on a discounted basis for $13,252,000, consisting of $2,270,000 in cash and $10,982,000 of Layne common stock, valued based on the average closing price of the five trading days ending July 31, 2007. The Company paid the cash portion of the settlement on July 31, 2007, and issued 249,023 shares of Layne common stock in August 2007 in payment of the stock portion. The Earnout Amount has been accounted for as additional purchase consideration, and accordingly the Company recorded $13,252,000 of additional Goodwill in July 2007.
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

(3) Investments in Affiliates
The Company’s investments in affiliates are carried at the Company’s equity in the underlying net assets plus an additional $4,607,000 as a result of purchase accounting. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows at January 31, 2008:

Percentage
Owned

Christensen Chile, S.A. (Chile)	50.00%
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Boyles Bros. Diamantina, S.A. (Peru)	29.49
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boytec, S.A. (Panama)	50.00
Plantel Industrial S.A. (Chile)	50.00
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)	50.00
Geoductos Chile, S.A. (Chile)	50.00
Mining Drilling Fluids (Panama)	25.00
Diamantina Christensen Trading (Panama)	42.69
Boyles Bros. do Brasil Ltd. (Brazil)	40.00
Boytec, S.A. (Columbia)	50.00

In May 2004, the Company entered into a domestic corporate joint venture with Nicholson Construction Company to complete a construction project. The Company invested $200,000 to acquire 50% ownership in the joint venture. The project was substantially completed in 2006 and the joint venture was liquidated in 2007.
     Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates as of January 31, 2008, 2007 and 2006, and for the years then ended, was as follows:

(in thousands)	2008	2007	2006

Current assets	$78,165	$42,584	$36,937
Noncurrent assets	42,682	29,696	28,866
Current liabilities	48,496	19,857	17,178
Noncurrent liabilities	9,373	4,755	5,211
Revenues	202,649	130,090	103,735
Gross profit	36,234	23,274	18,003
Operating income	24,074	14,319	10,828
Net income	18,762	10,862	9,452
     The Company had transactions and balances with its affiliates that resulted in the following amounts being included in the Consolidated Financial Statements as of January 31, 2008, 2007 and 2006, and for the years then ended:

(in thousands)	2008	2007	2006

Accounts Receivable	$—	$—	$—
Revenues	17	3	302
Undistributed equity in earnings of the affiliates totaled $15,190,000, $9,635,000 and $7,096,000 as of January 31, 2008, 2007 and 2006, respectively.
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
(4) Discontinued Operations
During 2004, the Company sold two businesses and reclassified the results of operations of the businesses to discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” There were no revenues from the businesses in 2008, 2007 or 2006. Losses from discontinued operations before income taxes for 2006 were $2,000.

(5) Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following as of January 31:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

Goodwill	$85,706	$—	$65,184	$—

Amortizable intangible assets:
Tradenames	$18,962	$(1,464)	$16,000	$(818)
Customer-related	332	(340)	332	(134)
Patents	2,902	(307)	359	(160)
Non-competition agreements	379	(273)	379	(227)
Other	1,292	(553)	762	(476)

Total amortizable intangible assets	$23,867	$(2,937)	$17,832	$(1,815)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 26 years. Total amortization expense for other intangible assets was $1,123,000, $1,068,000 and $387,000 in 2008, 2007 and 2006, respectively. Amortization expense for the subsequent five fiscal years is estimated as follows:

(in thousands)

2009	$1,181
2010	1,095
2011	1,057
2012	1,028
2013	1,020
     Of the total goodwill as of January 31, 2008 and 2007, $13,578,000 and $6,526,000, respectively, is expected to be tax deductible.
     The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water
	Energy	Infrastructure	Total

Balance, February 1, 2006	$950	$56,907	$57,857
Additions	—	7,327	7,327

Balance, January 31, 2007	950	64,234	65,184
Additions	—	20,522	20,522

Balance, January 31, 2008	$950	$84,756	$85,706

(6) Other Income (Expense)
Other income (expense) consisted of the following for the years ended January 31:

(in thousands)	2008	2007	2006

Gain (loss) from disposal of property and equipment	$671	$994	$(295)
Gain on sale of domestic affiliate	—	—	1,289
Gain on sale of mineral concession	—	920	—
Interest income	953	187	133
Exchange gain (loss)	(430)	95	(290)
Miscellaneous, net	35	361	63

Total	$1,229	$2,557	$900

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
(7) Costs and Estimated Earnings on Uncompleted Contracts:

(in thousands)	2008	2007

Costs incurred on uncompleted contracts	$586,459	$711,922
Estimated earnings	147,796	155,520

	734,255	867,442
Less: Billings to date	705,100	850,474

Total	$29,155	$16,968

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$60,796	$51,210
Billings in excess of costs and estimated earnings on uncompleted contracts	(31,641)	(34,242)

Total	$29,155	$16,968

The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2008 and 2007, the Company held unbilled contract retainage amounts of $33,201,000 and $26,652,000, respectively.
(8) Income Taxes
Income (loss) from continuing operations before income taxes is as follows:

(in thousands)	2008	2007	2006

Domestic	$46,649	$31,928	$21,039
Foreign	20,640	16,239	6,817

Total	$67,289	$48,167	$27,856

Components of income tax expense are as follows:

(in thousands)	2008	2007	2006

Currently due:
U.S. federal	$17,226	$13,150	$3,536
State and local	3,125	2,541	462
Foreign	7,099	8,615	3,785

	27,450	24,306	7,783

Deferred:
U.S. federal	1,632	(941)	4,100
State and local	288	(649)	372
Foreign	808	(801)	866

	2,728	(2,391)	5,338

Total	$30,178	$21,915	$13,121

Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company’s assets and liabilities. The sources of these differences and their cumulative tax effects are as follows:

(in thousands)	2008			2007
	Assets	Liabilities	Total	Assets	Liabilities	Total

Contract income	$4,545	$—	$4,545	$4,372	$—	$4,372
Inventories	2,125	(271)	1,854	1,956	(164)	1,792
Accrued insurance	2,809	—	2,809	2,600	—	2,600
Other accrued liabilities	2,234	—	2,234	2,382	—	2,382
Prepaid expenses	—	(684)	(684)	—	(619)	(619)
Bad debts	2,866	—	2,866	2,521	—	2,521
Employee compensation	4,905	—	4,905	3,361	—	3,361
Other	481	(299)	182	481	(339)	142

Total current	19,965	(1,254)	18,711	17,673	(1,122)	16,551

Cumulative translation adjustment	4,665	—	4,665	5,088	—	5,088
Buildings, machinery and equipment	440	(16,251)	(15,811)	126	(16,554)	(16,428)
Gas transportation facilities and equipment	—	(3,799)	(3,799)	—	(2,270)	(2,270)
Mineral interests and oil and gas properties	—	(14,702)	(14,702)	—	(11,779)	(11,779)
Intangible assets	744	(5,788)	(5,044)	747	(6,072)	(5,325)
Tax deductible goodwill	2,831	—	2,831	3,448	—	3,448
Accrued insurance	3,988	—	3,988	3,384	—	3,384
Pension	781	(689)	92	673	(331)	342
Stock-based compensation	1,352	—	1,352	633	—	633
Unremitted foreign earnings	—	(3,036)	(3,036)	—	(1,587)	(1,587)
Other	1,230	(95)	1,135	1,430	(238)	1,192

Total noncurrent	16,031	(44,360)	(28,329)	15,529	(38,831)	(23,302)

Total	$35,996	$(45,614)	$(9,618)	$33,202	$(39,953)	$(6,751)

The Company has several Australian and African subsidiaries which have generated tax losses. The majority of these losses have been utilized to reduce the Company’s federal and state income tax liabilities. The Company has certain state tax loss carryforwards totaling $1,300,000 that expire between 2013 and 2021.
     As of January 31, 2008, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $33,400,000 for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.
     Deferred income taxes were provided on undistributed earnings of certain foreign affiliates where the earnings are not considered to be invested indefinitely. Income taxes and foreign withholding taxes were also provided on dividends received and gains recognized on the sale of certain affiliates during the year.
     A reconciliation of the total income tax expense to the statutory federal rate is as follows:

	2008		2007		2006
		Effective		Effective		Effective
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Income tax at statutory rate	$23,551	35.0%	$16,858	35.0%	$9,750	35.0%
State income tax, net	2,219	3.3	1,230	2.6	542	1.9
Difference in tax expense resulting from:
Nondeductible expenses	1,041	1.5	842	1.8	593	2.1
Taxes on foreign affiliates	(1,370)	(2.0)	(774)	(1.6)	(422)	(1.5)
Taxes on foreign operations	5,033	7.5	3,461	7.2	2,641	9.5
Other, net	(296)	(0.5)	298	0.5	17	0.1

	$30,178	44.8%	$21,915	45.5%	$13,121	47.1%

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), effective February 1, 2007. The interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
     The Company’s adoption of FIN 48 resulted in a cumulative effect adjustment increasing retained earnings by $465,000 as of February 1, 2007. Prior to the adoption of FIN 48, the Company classified income tax uncertainties as current liabilities. Upon adoption of FIN 48, approximately $4,600,000 was reclassified to non-current liabilities because the resolution of those tax uncertainties was not expected to be resolved within 12 months.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Balance, February 1, 2007	$6,152
Additions based on tax positions related to current year	3,248
Additions for tax positions of prior years	772
Impact of changes in exchange rate	79
Settlements with tax authorities	(162)
Reductions for tax positions of prior years	(2,995)
Reductions due to the lapse of statute of limitations	(452)

Balance, January 31, 2008	$6,642

     Substantially all of the unrecognized tax benefits recorded at January 31, 2008, and February 1, 2007, would affect the effective rate if recognized. It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.
     The Company classifies interest and penalties related to income taxes as a component of income tax expense, which is consistent with the recognition of these items in prior years. As of February 1, 2007, the Company had $1,782,000 of interest and penalties accrued associated with unrecognized tax benefits. The liability of interest and penalties increased $970,000 during the year ended January 31, 2008, to $2,752,000.
     The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions. The Company settled IRS examinations during the year ended January 31, 2008, relating to the tax years ended January 31, 1999 through 2003. The examinations did not result in material adjustments. The statue of limitations expired for the tax year ended January 31, 2004, during the year ended January 31, 2008. The Company is not currently under IRS examination for its remaining open tax years, and the statue of limitations will expire for those years between 2008 through 2010. The Company is not currently under examination by any state or local jurisdictions. The state and local tax years open to examination will close between 2008 and 2011.
     The Company files tax returns in the foreign jurisdictions where it operates. The returns are subject to examination and numerous tax audits may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those audits. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally the tax years 2003 through 2008 remain open to examination.

(9) Operating Leases and Other Obligations
Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year from January 31, 2008, are as follows:

(in thousands)

2009	$10,543
2010	6,257
2011	4,870
2012	3,940
2013	2,777
Thereafter	—
Operating leases are primarily for light and medium duty trucks and other equipment. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $27,977,000, $22,866,000 and $14,603,000 in 2008, 2007 and 2006, respectively.
     Asset retirement obligations consist of the estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. An asset retirement obligation and the related asset retirement cost are recorded when a well is drilled and completed. The asset retirement cost is determined based on the expected costs to complete the reclamation at the end of the well’s economic life, discounted to its present value using a credit-adjusted risk-free rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected in the consolidated statements of income as depreciation, depletion and amortization. Asset retirement costs are capitalized as part of oil and gas properties and depleted accordingly. Additions to the asset retirement obligations during the years ended January 31, 2008, 2007 and 2006 were $170,000, $243,000 and $224,000, respectively. Accretion during the same periods was $60,000, $43,000 and $27,000, respectively. The carrying value of the asset retirement obligations as of January 31, 2008 was $1,043,000, and is recorded in Other Long Term Liabilities.
(10) Employee Benefit Plans
The Company sponsors a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits are computed based mainly on years of service. The Company makes annual contributions to the plan substantially equal to the amounts required to maintain the qualified status of the plan. Contributions are intended to provide for benefits related to past and current service with the Company. Effective December 31, 2003, the Company froze the pension plan, ceased accrual of benefits and no further employees will be added to the Plan. The Company expects to maintain the assets of the Plan to pay normal benefits accrued through December 31, 2003. Assets of the plan consist primarily of stocks, bonds and government securities.
     On January 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements 87, 88, 106 and 132(R).” SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the January 31, 2007 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses which were previously netted against the plan’s funded status in the Company’s balance sheet pursuant to the provisions of SFAS 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be recognized as a component of other comprehensive income. Those amounts will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.
     The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at January 31, 2007 are presented in the following table. The adoption of SFAS 158 had no effect on the Company’s consolidated statements of income for any period presented. See Note 16 for discussion of further provisions of SFAS 158 which will be required to be adopted in the year ended January 31, 2009.
     The following table illustrates the effect of applying SFAS 158 as of January 31, 2007 (in thousands of dollars):

	Pension Plan
	Prior to		Post
	Adoption		Adoption
	of SFAS		of SFAS
	158	Adjustments	158

Other non-current assets	$2,979	$(2,121)	$858

Accumulated other comprehensive loss before taxes	$—	$(2,121)	$(2,121)
Deferred tax liabilities	$—	819	819

Accumulated other comprehensive loss	$—	$(1,302)	$(1,302)

The following table sets forth the plan’s funded status as of December 31, 2007 and 2006 (the measurement dates) and the amounts recognized in the Company’s Consolidated Balance Sheets at January 31, 2008 and 2007:

(in thousands)	2008	2007

Change in benefit obligation:
Benefit obligation at beginning of year	$8,191	$7,967
Service cost	—	—
Interest cost	450	452
Actuarial gain (loss)	(902)	164
Benefits paid	(413)	(392)

Benefit obligation at end of year	7,326	8,191

Change in plan assets:
Fair value of plan assets at beginning of year	9,049	8,108
Actual return on plan assets	473	833
Employer contribution	—	500
Benefits paid	(413)	(392)

Fair value of plan assets at end of year	9,109	9,049

Funded status	1,783	858
Contributions between measurement date and year-end	—	—

Net amount recognized as other non-current assets	$1,783	$858

Net periodic pension cost for 2008, 2007 and 2006 includes the following components:

(in thousands)	2008	2007	2006

Service cost and expenses	$96	$86	$74
Interest cost	450	452	436
Expected return on assets	(536)	(529)	(484)
Net amortization	215	271	278

Net periodic pension cost	$225	$280	$304

     The Company has recognized the full amount of its actuarially determined pension liability. The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive income to net periodic benefit cost during 2009 is $120,000.
     The weighted average assumptions used to determine the benefit obligation and the net periodic pension cost for the years ending January 31, 2008, 2007 and 2006, are as follows:

	2008	2007	2006

Discount rate	6.49%	5.90%	5.67%
Expected long-term return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A
Market-related value of assets	N/A	N/A	N/A
Expected return on assets	Smoothed value	Smoothed value	Smoothed value
The estimated long-term rate of return on assets was developed based on the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Benefit level assumptions for 2008, 2007 and 2006 are based on fixed amounts per year of credited service.
     The percentage of the fair value of total plan assets for each major category of plan assets as of the measurement date follows:

	As of December 31,
	2007	2006

Equity securities	60%	63%
Debt securities	13	35
Cash and cash equivalents	27	2

Total	100%	100%

The Company’s investment policy includes the following asset allocation guidelines, which were effective for both periods presented:

	Normal	Policy
	Weighting	Range

Equity securities	60%	40-70%
Debt securities	35	20-60
Cash and cash equivalents	5	0-15
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
     The Company contracts with a financial institution to provide investment management services. Full discretion in portfolio investments is given to the investment manager subject to the asset allocation guidelines and the following additional guidelines:
•	Equity Securities - Allowable equity securities include common stocks listed on any U.S. stock exchange or over-the-counter common stocks, preferred and convertible securities. The equity holdings of any single issuer should aggregate to no more than 10% of the total market value of the plan.

•	International Securities - Allowable international securities include common stocks, preferred stocks, warrants, convertible securities, as well as government and corporate debt securities.

•	Mutual Funds - Mutual funds may be utilized for investments in fixed income, equity and international securities to enhance diversification and performance.

•	Fixed Income Securities - Allowable fixed income securities include U.S. Treasury securities, U.S. Agency securities and corporate bonds. All fixed income securities shall be rated “A” or better at the time of purchase. No fixed income security shall continue to be held if its rating falls below “BBB.” The securities of any single issuer, with the exception of U.S. Treasuries and Agencies, should aggregate to no more than 10% of the total market value of the Plan. The fixed income segment of the portfolio will generally have an intermediate average maturity (five to 10 years) and a maximum permitted maturity for an individual issue of 15 years.
     As of December 31, 2007, in response to changing market conditions, the investment manager sought to minimize portfolio risk with asset allocations to cash and cash equivalents from debt securities outside of the established policy range, as allowed by the discretion granted to the investment by the Company. The percentage of the fair value of total plan assets for each major category of plan assets is expected to return to amounts within the established policy range during 2009.
     The Company’s policy with respect to funding the qualified pension plan is to fund at least the minimum required by ERISA and not more than the maximum deductible for tax purposes. No contribution is expected to be required by ERISA for the January 1 to December 31, 2008, plan year. The Company does not expect to make contributions to the plan during the 2008 calendar year.
     The estimated benefit payments expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

(in thousands)

2009	$424
2010	436
2011	451
2012	467
2013	477
2014-2018	2,467
The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. The amounts recognized in the Company’s consolidated balance sheets at January 31, 2008 and 2007, were $2,021,000 and $1,742,000. Net periodic pension cost of the supplemental retirement benefits for 2008, 2007 and 2006 include the following components:

(in thousands)	2008	2007	2006

Service cost	$176	$100	$120
Interest cost	103	88	75

Net periodic pension cost	$279	$188	$195

The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $2,961,000, $3,062,000 and $2,009,000 in 2008, 2007 and 2006, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.
     The Company’s salaried and certain hourly employees participate in Company-sponsored, defined contribution plans. Total expense for the Company’s portion of these plans was $3,777,000, $2,996,000 and $2,588,000 in 2008, 2007 and 2006, respectively.
     In January 2006, the Company initiated a deferred compensation plan for certain management employees. Participants may elect to defer up to 25% of their salaries, and beginning in January 2007, up to 50% of their bonuses to the plan. Company matching contributions, and the vesting period of those contributions, are established at the discretion of the Company. Employee deferrals are vested at all times. The total amount deferred, including Company matching, for 2008 and 2007 was $2,237,000 and $1,257,000. The total liability for deferred compensation was $3,500,946, $1,498,804, and $59,158 as of January 31, 2008, 2007, and 2006, respectively.
(11) Indebtedness
     On July 31, 2003, the Company entered into an agreement (“Master Shelf Agreement”) whereby it could issue up to $60,000,000 in unsecured notes. Upon closing, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000 beginning July 31, 2008. The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000 beginning September 29, 2009. As of October 15, 2007, the Company amended the Master Shelf Agreement to increase the amount of senior notes available to be issued to $105,000,000, which created an available facility amount of $45,000,000, and reinstated and extended the available issuance period to September 15, 2009. The Company also maintains a revolving credit facility under an Amended and Restated Loan Agreement (the “Credit Agreement”) with LaSalle Bank National Association, as Administrative Agent and as Lender (the “Administrative Agent”), and the other Lenders listed therein (the “Lenders”), which contains a revolving loan commitment of $200,000,000, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On January 31, 2008, there were letters of credit of $12,716,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $187,284,000.
     The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of January 31, 2008.
     Maximum borrowings outstanding under the Company’s then-existing credit agreements during 2008 and 2007 were $186,000,000 and $155,000,000, respectively, and the average outstanding borrowings were $127,300,000 and $141,850,000, respectively. The weighted average interest rates were 6.7% and 6.7%, respectively.
     Loan costs incurred for securing long-term financing are amortized using a method that approximates the effective interest method over the term of the respective loan agreement. Amortization of these costs for 2008, 2007 and 2006 was $169,000, $161,000 and $96,000, respectively. Amortization of loan costs is included in interest expense in the consolidated statements of income.
     Debt outstanding as of January 31, 2008 and 2007, whose carrying value approximates fair market value, was as follows:

(in thousands)	2008	2007

Long-term debt:
Credit Agreement	$—	$91,600
Senior Notes	60,000	60,000

Total debt	60,000	151,600
Less current maturities	(13,333)	—

Total long-term debt	$46,667	$151,600

     As of January 31, 2008, debt outstanding will mature by fiscal year as follows:

(in thousands)

2009	$13,333
2010	20,000
2011	20,000
2012	6,667
Thereafter	—
(12) Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of January 31, 2008, the Company had committed to deliver 4,190,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.49 to $9.05 per MMBtu through March 2008, and $7.64 per MMBtu from April 2008 to March 2010.
     The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at January 31, 2008, was a loss of $99,000.
     Additionally, the Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecast expatriate labor costs and purchases of operating supplies. As of January 31, 2008 and 2007, there were no such instruments outstanding. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.
(13) Stock and Stock Option Plans
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
     The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock up to an aggregate of 1,450,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2008, there were 586,000 shares available to be granted under the plans. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.
     The Company recognized $638,000 and $10,000 in compensation cost of nonvested shares for the years ended January 31, 2008 and 2007, respectively. A summary of nonvested share activity for 2008, 2007 and 2006 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Grant Date	Value (in
	Shares	Fair Value	thousands)

Nonvested stock at January 31, 2005	24,576	$15.26

Granted	—	—
Vested	(10,244)	15.26
Canceled	(5,734)	15.26

Nonvested stock at January 31, 2006	8,598	15.26

Granted	1,000	29.70
Vested	(8,598)	15.26

Nonvested stock at January 31, 2007	1,000	$29.70

Granted	73,863	42.76
Vested	(1,000)	29.70

Nonvested stock at January 31, 2008	73,863	$42.76	$3,159

     Significant option groups outstanding at January 31, 2008, and related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

4/98	736	736	$10.290	3
4/99	9,773	9,773	4.125	15
4/99	24,875	24,875	5.250	15
2/00	3,500	3,500	5.500	25
4/00	14,794	14,794	3.495	27
6/04	25,000	25,000	16.600	77
6/04	159,791	101,041	16.650	77
6/05	12,000	12,000	17.540	89
9/05	201,250	76,250	23.050	92
1/06	210,231	95,116	27.870	96
6/06	12,000	12,000	29.290	101
6/06	70,000	17,500	29.290	101
6/07	70,000	—	42.260	113
7/07	33,000	—	42.760	114
9/07	3,000	—	55.480	116

	849,950	392,585

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of five to 10 years from the date of grant and generally vest ratably over periods of four to five years. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the plans) and for equitable adjustments in the event of changes in the Company’s equity structure. The Company does not expect any unvested shares to be forfeited. The fair value of options at date of grant was estimated using the Black-Scholes model. The weighted average fair value at the date of grant for options granted during 2008 and 2007 was $20.82 and $12.68, respectively. The fair value was based on an expected life of six years, no dividend yield, an average interest rate of 4.79% and 4.95%, respectively, and assumed volatility of 38% and 35%, respectively.
     For purposes of pro forma disclosure, the weighted average fair value at the date of grant for options granted during 2006 was $10.47 per option. The fair value of options at date of grant was estimated using the Black-Scholes model. The fair values are based on an expected life ranging from six to ten years, no dividend yield, a weighted average interest rate of 3.97% and assumed volatility of 34%.
     Transactions for stock options for 2008, 2007 and 2006 were as follows:

	Shares Under Option
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Term	Value (in
	Shares	Price	(years)	thousands)

Stock Option Activity Summary:
Outstanding at February 1, 2005	1,038,836	10.800

Exercisable at January 31, 2005	745,653	8.761

Granted	476,231	24.993
Exercised	(398,349)	8.345		5,534
Canceled	—	—
Forfeited	—	—
Expired	—	—

Outstanding at January 31, 2006	1,116,718	17.728

Exercisable at January 31, 2006	455,640	10.603

Granted	87,000	29.318
Exercised	(237,689)	12.656		4,422
Canceled	—	—
Forfeited	(2,500)	16.650		30
Expired	—	—

Outstanding at January 31, 2007	963,529	$20.028

Exercisable at January 31, 2007	413,356	$15.202

Granted	106,000	42.790
Exercised	(215,106)	13.632		6,890
Canceled	—	—
Forfeited	(3,750)	16.650		151
Expired	(723)	11.400		19

Outstanding at January 31, 2008	849,950	$24.541	7.36	$13,955

Exercisable at January 31, 2008	392,585	$19.944	6.56	$8,250

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
(15) Segments and Foreign Operations
The Company is a multinational company that provides sophisticated services and related products to a variety of markets, as well as being a producer of unconventional natural gas for the energy market. Management defines the Company’s operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the offices’ own division. For example, if a mineral exploration division office performed water well drilling services, the revenues would be recorded in the mineral exploration division rather than the water infrastructure division. The Company’s segments are defined as follows:

Water Infrastructure
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
Energy Division
This division focuses on the exploration and production of unconventional gas properties. This division has been primarily concentrated on projects in the mid-continent region of the United States; however, in fiscal 2008 the division began an exploration project in Chile.
Other
Other includes two small specialty energy service companies and any other specialty operations not included in one of the other divisions.

Financial information for the Company’s segments is presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors. Corporate assets are all assets of the Company not directly associated with a segment, and consist primarily of cash, deferred income taxes and assets associated with discontinued operations.

(in thousands)
As of and for the Year Ended January 31,	2008	2007	2006

Revenues
Water infrastructure	$639,584	$531,916	$320,996
Mineral exploration	178,482	148,911	124,206
Energy	39,749	27,081	12,536
Other	10,459	14,860	5,277

Total revenues	$868,274	$722,768	$463,015

Equity in earnings of affiliates
Water infrastructure	$—	$—	$839
Mineral exploration	8,076	4,452	3,506

Total equity in earnings of affiliates	$8,076	$4,452	$4,345

Income from continuing operations before income taxes and minority interests
Water infrastructure	$42,995	$35,000	$28,255
Mineral exploration	37,452	26,557	13,947
Energy	13,075	10,680	2,891
Other	3,696	4,094	1,307
Unallocated corporate expenses	(21,199)	(18,383)	(12,771)
Interest	(8,730)	(9,781)	(5,773)

Total income from continuing operations before income taxes and minority interests	$67,289	$48,167	$27,856

Investment in affiliates
Water infrastructure	$—	$—	$411
Mineral exploration	29,835	24,280	21,330

Total investment in affiliates	$29,835	$24,280	$21,741

Total assets
Water infrastructure	$388,491	$321,406	$297,928
Mineral exploration	110,064	89,826	85,110
Energy	112,363	91,552	55,080
Other	2,449	4,112	1,546
Corporate	83,588	40,268	9,671

Total assets	$696,955	$547,164	$449,335

Capital expenditures
Water infrastructure	$22,029	$23,777	$10,640
Mineral exploration	18,451	11,607	13,525
Energy	30,345	40,737	24,639
Other	1,037	483	69
Corporate	1,508	196	193

Total capital expenditures	$73,370	$76,800	$49,066

Depreciation, depletion and amortization
Water infrastructure	$21,978	$17,691	$10,604
Mineral exploration	10,523	8,260	6,306
Energy	10,704	6,531	2,703
Other	237	229	273
Corporate	178	142	138

Total depreciation, depletion and amortization	$43,620	$32,853	$20,024

(in thousands)
As of and for the Year Ended January 31,	2008	2007	2006

Geographic information:
Revenues
United States	$712,098	$595,959	$356,899
Australia/Africa	89,739	78,640	71,594
Mexico	42,242	32,749	22,345
Other foreign	24,195	15,420	12,177

Total revenues	$868,274	$722,768	$463,015

Property and equipment, net
United States	$218,047	$191,797	$137,162
Africa/Australia	19,530	16,655	17,486
Mexico	8,555	5,279	3,104
Other foreign	1,235	786	373

Total property and equipment, net	$247,367	$214,517	$158,125

(16) New Accounting Pronouncements
In July 2006, the FASB released FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of income tax assets or liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. The Company adopted the provisions of FIN 48 as of February 1, 2007. The cumulative effects of applying FIN 48 have been recorded as an increase to retained earnings and a decrease to income taxes payable of $465,000 as of February 1, 2007.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. The Company will be required to adopt this standard in the first quarter of the fiscal year ending January 31, 2009 with the cumulative effect of the change in accounting principles recorded as an adjustment to opening retained earnings. The Company does not anticipate that adoption of this statement will have a material impact on the consolidated financial statements.
     In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its year-end balance sheet. These provisions of SFAS 158 were effective for the Company’s fiscal year ended January 31, 2007. The impact of adopting SFAS 158 is shown in Note 10. In addition, SFAS 158 also generally requires a company to measure its plan assets and benefit obligations as of its fiscal year-end balance sheet date. The Company has elected to apply the transition option under which a 13-month measurement was determined as of December 31, 2007 that covers the period until the fiscal year-end measurement is required on January 31, 2009. As a result, the Company estimates it will record an approximate $44,000 decrease to retained earnings in the fiscal year ending January 31, 2009.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The Company will be required to adopt this standard in the first quarter of the fiscal year ending January 31, 2009. The Company does not anticipate that adoption of this statement will have a material impact on the consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company will be required to adopt this standard in the first quarter of the fiscal year ending January 31, 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our consolidated results of operations and financial condition.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 required noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interest holders in consolidated financial statements. The Company will be required to adopt this standard in the first quarter of the fiscal year ending January 31, 2010. The Company does not anticipate that the adoption of SFAS 160 will have a material impact on its results of operations and financial condition.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company will be required to adopt this standard in the first quarter of the fiscal year ending January 31, 2010. The Company is currently evaluating the potential impact, if any, of the adoption of SFAS 161, on our consolidated results of operations and financial condition.
(17) Quarterly Results (Unaudited)
Unaudited quarterly financial data are as follows:

(in thousands of dollars, except per share data)
2008:	First	Second	Third	Fourth

Revenues	$201,615	$217,844	$225,226	$223,589
Net income	8,153	9,568	9,929	9,606
Basic net income per share	0.53	0.61	0.60	0.50
Diluted net income per share	0.52	0.60	0.59	0.50

2007:	First	Second	Third	Fourth

Revenues	$156,717	$187,146	$185,824	$193,081
Net income	4,642	7,192	7,762	6,656
Basic net income per share	0.30	0.47	0.51	0.43
Diluted net income per share	0.30	0.47	0.50	0.42
Supplemental Information on Oil and Gas Producing Activities (Unaudited)
The Company’s oil and gas activities are conducted in the United States and Chile. See Note 1 for additional information regarding the Company’s oil and gas properties.
Capitalized Costs Related to Oil and Gas Producing Activities
Capitalized costs and associated depreciation, depletion and amortization relating to oil and gas producing activities were as follows at January 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006

Oil and gas properties	$76,844	$58,458	$34,308
Mineral interest in oil and gas properties	18,165	12,515	8,430

	95,009	70,973	42,738
Accumulated depletion	(16,353)	(7,848)	(2,931)

Total	$78,656	$63,125	$39,807

Unproved oil and gas property and mineral interest costs at January 31, 2008 totaled $8,131,000 and $8,405,000, respectively, a total of $1,498,000 which relates to an exploration project in Chile. Unevaluated mineral interest costs excluded from depreciation, depletion and amortization at January 31, 2008 and 2007, totaled $8,405,000 and $4,153,000, respectively.
     Capitalized costs and associated depreciation relating to gas transportation facilities and equipment were as follows at January 31, 2008, 2007 and 2006:

(in thousands)	2008	2007	2006

Gas transportation facilities and equipment	$30,266	$24,939	$12,526
Accumulated depreciation	(4,355)	(2,353)	(883)

Total	$25,911	$22,586	$11,643

     Capitalized costs incurred in gas transportation facilities and equipment during 2008, 2007 and 2006 totaled $5,327,000, $12,413,000 and $6,570,000, respectively
Cost Incurred in Oil and Gas Producing Activities
Capitalized costs incurred in oil and gas producing activities were as follows during 2008, 2007 and 2006:

(in thousands)	2008	2007	2006

Acquisition Proved	$5,647	$4,249	$4,751
Unproved	—	—	—
Exploration	1,501	25	64
Development	16,718	23,719	13,454

	23,866	27,993	18,269
Asset retirement costs	170	243	224

Total	$24,036	$28,236	$18,493

     Exploration costs of $1,498,000 in 2008 were associated with the exploration project in Chile.

Results of Operations for Oil and Gas Producing Activities
Results of operations relating to oil and gas producing activities are set forth in the following table for the years ended January 31, 2008, 2007 and 2006, and includes only revenues and operating costs directly attributable to oil and gas producing activities. Results of operations from gas transportation facilities and equipment activities, general corporate overhead and other non oil and gas producing activities are excluded. Production from the natural gas wells is sold to the Company’s pipeline operation, which in turn, sells the gas primarily to gas marketing firms. The income tax expense is calculated by applying statutory tax rates to the revenues after deducting costs, which include depreciation, depletion and amortization allowances.

(in thousands, except per Mcf)	2008	2007	2006

Revenues	$20,861	$14,014	$8,554
Operating costs:
Production taxes	872	552	345
Lease operating expenses	8,242	5,051	2,753
Depreciation and depletion	8,504	4,917	2,021
Asset retirement accretion expense	60	43	27
Income tax expense	1,196	1,286	1,271

Total operating costs	18,874	11,849	6,417

Results of operations	$1,987	$2,165	$2,137

Depletion per Mcf	$1.80	$1.46	$1.44

Proved Oil and Gas Reserve Quantities
Proved gas reserve quantities as of January 31, 2008 and 2007 are based on estimates prepared by the Company’s engineers in accordance with Rule 4-10 of Regulation S-X. These reserve quantities were prepared by the independent petroleum engineers, Cawley, Gillespie & Associates, Inc. All of the Company’s reserves are located within the United States. The Company’s project in Chile has not moved to a production phase and as such, no reserves have been established for Chile.
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
     Estimated quantities of total proved and proved developed reserves of natural gas were as follows:
Proved Developed and Undeveloped Reserves

(MMcf):	2008	2007

Balance, beginning of year	57,078	45,120
Revisions of previous estimates	(5,697)	(5,627)
Extensions, discoveries and other additions	3,617	19,019
Production	(4,732)	(3,250)
Purchases of reserves in place	—	1,816

Balance, end of year	50,266	57,078

Proved Developed Reserves	22,794	25,010

Standardized Measure Of Discounted Future Net Cash Flows Relating To Proved Oil And Gas Reserve Quantities
Future cash inflows are based on year-end gas prices without escalation. The weighted average year-end spot price used in estimating future net revenues was $7.53 and $6.89 per Mcf for 2008 and 2007, respectively. Future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory rates to pre-tax cash flows relating to the Company’s estimated proved reserves and the difference between book and tax basis of proved properties.
     This information does not purport to present the fair market value of the Company’s natural gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used. The following table sets forth unaudited information concerning future net cash flows for natural gas reserves, net of income tax expense:

(in thousands)	2008	2007

Future cash inflows	$376,955	$393,153
Future production costs	(148,069)	(144,511)
Future development costs	(44,077)	(49,073)
Future income taxes	(52,961)	(59,098)

Future net cash flows	131,848	140,471
10% discount to reflect timing of cash flows	(45,364)	(51,459)

Standardized measure of discounted cash flows	$86,484	$89,012

The principal sources of change in the standardized measure of discounted future net cash flows were:

(in thousands)	2008	2007

Balance, beginning of year	$89,012	$79,611
Sales of gas produced, net of production costs	(17,454)	(11,687)
Net changes in prices and production costs	25,005	(16,568)
Extensions and discoveries, less related costs	8,189	37,431
Revisions of quantity estimates	(20,265)	(14,420)
Purchases of reserves in place	—	3,729
Change in future development	(19,352)	(34,038)
Accretion of discount	11,762	12,998
Net change in income taxes	(15,531)	3,075
Development costs incurred	25,118	28,881
Asset retirement obligation and other	—	—

Net change	(2,528)	9,401
Balance, end of year	$86,484	$89,012

Layne Christensen Company and Subsidiaries
Schedule II: Valuation and Qualifying Accounts

		Additions
	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
(in thousands)	of Period	Expenses	Accounts	Deductions	of Period

Allowance for customer receivables:
Fiscal year ended January 31, 2006	$4,106	$1,496	$709	$(738)	$5,573
Fiscal year ended January 31, 2007	5,573	1,700	666	(919)	7,020
Fiscal year ended January 31, 2008	7,020	1,205	336	(990)	7,571

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2008 conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
     Based on the evaluation under the COSO Framework, management concluded that the Company’s internal control over financial reporting is effective as of January 31, 2008. The Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008. The report is included below.
     Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the fourth fiscal quarter of 2008.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas
     We have audited the internal control over financial reporting of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2008 of the Company and our report dated April 15, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph relating to a change in accounting principle.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
April 15, 2008

PART III
Item 10. Directors and Executive Officers of the Registrant
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2008, (i) contains, under the caption “Election of Directors,” certain information relating to the Company’s directors and its Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) contains, under the caption “Other Corporate Governance Matters,” certain information relating to the Company’s Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) contains, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.
Item 11. Executive Compensation
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held June 5, 2008, will contain, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the following subcaptions is expressly excluded from such incorporation: “Report of Board of Directors and Compensation Committee on Executive Compensation” and “Company Performance”).
Item 12. Security Ownership of Certain Beneficial Owners and Management
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2008, will contain, under the captions “Ownership of Layne Christensen Common Stock,” and “Equity Compensation Plan Information,” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2008, will contain, under the captions “Executive Compensation and Other Information — Certain Change-In-Control Agreements,” and “Certain Transactions — Transactions with Management,” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.
Item 14. Principal Accounting Fees and Services
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2008, will contain, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits:
1.	Financial Statements:
     The financial statements are listed in the index for Item 8 of this Form 10-K.
2.	Financial Statement Schedules:
     The applicable financial statement schedule is listed in the index for Item 8 of this Form 10-K.
3.	Exhibits:
     The exhibits filed with or incorporated by reference in this report are listed below:

Exhibit
Number	Description

4(1)	Corrected Certificate of Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) with the Registrant’s Registration Statement on Form S-1 which was filed on September 20, 2007 (File No.333-146184), and incorporated herein by this reference)

4(2)	Certificate of Designations of Series A Junior Participating Preferred Stock of Layne Christensen Company (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 as Exhibit 4(2) and incorporated herein by this reference)

4(3)	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1(b) to the Registrant’s Form 8-K filed September 17, 2007 and incorporated herein by this reference)

4(4)	Registration Rights Agreement, dated September 28, 2005, by and among the Company and the holders of Company common stock listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q filed September 10, 2007)

4(5)	Specimen Common Stock Certificate (filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

4(6)	Amended and Restated Loan Agreement, dated as of September 28, 2005, by and among Layne Christensen Company, LaSalle Bank National Association, as Administrative Agent and as Lender, and the other Lenders listed therein (filed as Exhibit 4.1 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

4(7)	Amendment No. 1 to Amended and Restated Loan Agreement, dated June 16, 2006, by and among Layne Christensen Company and LaSalle Bank National Association (“LaSalle”) as Administrative Agent, and LaSalle and the other Lenders a party thereto (filed as Exhibit 10(1) to the Company’s Form 10-Q for the quarter ended July 31, 2006 and incorporated herein by this reference).

4(8)	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of November 20, 2006, by and among Layne Christensen Company and LaSalle, as Administrative Agent, and LaSalle and the other Lenders a party thereto (filed as Exhibit 4(1) to the Company’s Form 8-K, dated November 20, 2006, and incorporated herein by this reference).

4(9)	Amendment No. 3 to Amended and Restated Loan Agreement, dated October 15, 2007, by and among the Company, LaSalle Bank National Association, as Administrative Agent and Lender, and the other Lenders listed therein (filed as Exhibit 10(1) to the Company’s Form 10-Q for the quarter ended October 31, 2007, and incorporated herein by this reference)

4(10)	Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

Item 15. Exhibits and Financial Statement Schedules. (continued)

4(11)	Letter Amendment No. 1 to Master Shelf Agreement, dated as of May 15, 2004, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4(6) to the Company’s Form 10-K for the fiscal year ended January 31, 2006, and incorporated herein by this reference)

4(12)	Letter Amendment No. 2 to Master Shelf Agreement, dated as of September 28, 2005, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4.2 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

4(13)	Letter Amendment No. 3 to Master Shelf Agreement, dated as of June 16, 2006, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 10(2) to the Company’s Form 10-Q for the quarter ended July 31, 2006 and incorporated herein by this reference)

4(14)	Letter Amendment No. 4 to Master Shelf Agreement, dated as of November 20, 2006, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4(2) to the Company’s Form 8-K, dated November 20, 2006, and incorporated herein by this reference)

4(15)	Letter Amendment No. 5 to Master Shelf Agreement, dated as of October 15, 2007, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 10(2) to the Company’s Form 10-Q for the quarter ended October 31, 2007 and incorporated herein by this reference)

10(1)	Tax Liability Indemnification Agreement between the Registrant and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

10(2)	Lease Agreement between the Registrant and Parkway Partners, L.L.C. dated December 21, 1994 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

10(2.1)	First Modification & Ratification of Lease, dated as of February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and incorporated herein by this reference)

10(2.2)	Second Modification and Ratification of Lease Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

10(2.3)	Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company’s 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

10(2.4)	Fourth Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company executed May 17, 2000, effective as of December 29, 1998 (filed with the Company’s 10-Q for the quarter ended July 31, 2000 (File No. 0-20578) as Exhibit 10.1 and incorporated herein by reference)

10(2.5)	Fifth Modification and extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated March 1, 2003 (filed as Exhibit 10(2.5) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

10(2.6)	Sixth Modification Agreement, dated February 29, 2008, between 1900 Associates L.L.C. and the Company

**10(3)	Form of Stock Option Agreement between the Company and management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(7) and incorporated herein by reference)

Item 15. Exhibits and Financial Statement Schedules. (continued)

10(4)	Insurance Liability Indemnity Agreement between the Company and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

10(5)	Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant’s Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

**10(6)	Form of Subscription Agreement for management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(16) and incorporated herein by reference)

**10(7)	Form of Subscription Agreement between the Company and Robert J. Dineen (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(17) and incorporated herein by reference)

**10(8)	Letter Agreement between Andrew B. Schmitt and the Company dated October 12, 1993 (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(13) and incorporated herein by reference)

**10(9)	Form of Incentive Stock Option Agreement between the Company and Management of the Company (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

10(10)	Registration Rights Agreement, dated as of November 30, 1995, between the Company and Marley Holdings, L.P. (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(17) and incorporated herein by this reference)

**10(11)	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective February 1, 1998 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

**10(12)	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

**10(13)	Form of Non Qualified Stock Option Agreement between the Company and Management of the Company effective as of April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

**10(14)	Layne Christensen Company District Incentive Compensation Plan (revised effective February 1, 2000) (filed as Exhibit 10(17) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

**10(15)	Layne Christensen Company Executive Incentive Compensation Plan (as amended and restated, effective February 1, 2008) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed February 11, 2008 and incorporated herein by this reference)

**10(16)	Layne Christensen Company Corporate Staff Incentive Compensation Plan (revised effective October 10, 2003) (filed as Exhibit 10(18) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-20578) and incorporated herein by this reference)

10(17)	Standstill Agreement, dated March 26, 2004, by and among Layne Christensen Company, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value L.P.I., Channel Partnership II, L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Wynnefield Capital, Inc. Profit Sharing’s Money Purchase Plan, Nelson Obus and Joshua Landes (filed as Exhibit 10(19) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-20578) and incorporated herein by this reference)

**10(18)	Layne Christensen Company 2006 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Form 8-K, filed June 14, 2006, and incorporated herein by this reference)

**10(19)	Form of Incentive Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(e) to the Company’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by this reference)

Item 15. Exhibits and Financial Statement Schedules. (continued)

**10(20)	Form of Nonqualified Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(f) to the Company’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by this reference)

**10(21)	Form of Nonqualified Stock Option Agreement between the Company and non-employee directors of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(g) to the Company’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by this reference)

**10(22)	Form of Restricted Stock Award Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 10(7) to the Company’s Form 10-Q for the quarter ended July 31, 2006 and incorporated herein by this reference)

**10(23)	Form of Restricted Stock Award Agreement for Management and Non-Employee Directors under the Company’s 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 17, 2007)

**10(24)	Layne Christensen Company Water Infrastructure Division Incentive Compensation Plan (as amended and restated, effective February 1, 2008)

**10(25)	Layne Energy, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2007)

**10(26)	Form of Nonqualified Stock Option Agreement under the Layne Energy, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2007)

**10(27)	Layne Christensen Company Mineral Exploration Division Incentive Compensation Plan (as amended and restated effective February 1, 2008)

**10(28)	Severance Agreement, dated March 13, 2008, by and between Andrew B. Schmitt and Layne Christensen Company (incorporated by reference to Exhibit 10(1) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(29)	Severance Agreement, dated March 13, 2008, by and between Gregory F. Aluce and Layne Christensen Company (incorporated by reference to Exhibit 10(2) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(30)	Severance Agreement, dated March 13, 2008, by and between Steven F. Crooke and Layne Christensen Company (incorporated by reference to Exhibit 10(3) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(31)	Severance Agreement, dated march 13, 2008, by and between Jerry W. Fanska and Layne Christensen Company (incorporated by reference to Exhibit 10(4) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(32)	Severance Agreement, dated march 13, 2008, by and between Jeffrey J. Reynolds and Layne Christensen Company (incorporated by reference to Exhibit 10(5) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(33)	Summary of 2008 Salaries of Named Executive Officers

10(34)	Agreement and Plan of Merger, dated August 30, 2005, among Layne Christensen Company, Layne Merger Sub 1, Inc., Reynolds, Inc. and the Stockholders of Reynolds, Inc. listed on the signature pages thereto (filed as Exhibit 10.2 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

10(35)	Amendment to Agreement and Plan of Merger, dated July 30, 2007, by and among the Company and Jeffrey Reynolds, individually and as Agent of the Stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2007)

**10(36)	Layne Christensen Company Key Management Deferred Compensation Plan, effective as of January 1, 2006 (filed as Exhibit 10.1 to the Company’s Form 8-K, dated January 20, 2006, and incorporated herein by this reference)

**10(37)	Reynolds Division of Layne Christensen Company Cash Bonus Plan, dated September 28, 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

10(38)	Settlement Agreement, dated March 31, 2006, by and among Layne Christensen Company, Steel Partners II, L.P., Steel Partners, L.L.C. and Warren G. Lichtenstein (filed as Exhibit 10.1 to the Company’s Form 8-K, dated April 5, 2006, and incorporated herein by this reference)

21(1)-	List of Subsidiaries

23(1)-	Consent of Deloitte & Touche LLP

Item 15. Exhibits and Financial Statement Schedules. (continued)

23(2)-	Consent of Cawley, Gillespie & Associates, Inc.

31(1)-	Section 302 Certification of Principal Executive Officer of the Company

31(2)-	Section 302 Certification of Principal Financial Officer of the Company

32(1)-	Section 906 Certification of Principal Executive Officer of the Company

32(2)-	Section 906 Certification of Principal Financial Officer of the Company
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

Dated April 14, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ A. B. Schmitt	April 14, 2008
Andrew B. Schmitt
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/ Jerry W. Fanska	April 14, 2008
Jerry W. Fanska
Senior Vice President-Finance and Treasurer
(Principal Financial and Accounting Officer)

/s/ Jeff Reynolds	April 14, 2008
Jeffrey J. Reynolds
Director

/s/ Donald K. Miller	April 14, 2008
Donald K. Miller
Director

/s/ David A. B. Brown	April 14, 2008
David A. B. Brown
Director

/s/ J. Samuel Butler	April 14, 2008
J. Samuel Butler
Director

/s/ Anthony B. Helfet	April 14, 2008
Anthony B. Helfet
Director

/s/ Nelson Obus	April 14, 2008
Nelson Obus
Director