Form 10-Q
period 2008-04-30
LAYNE CHRISTENSEN CO
filed 2008-06-09
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     There were 19,231,950 shares of common stock, $.01 par value per share, outstanding on May 19, 2008.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	January 31,
	2008	2008
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$53,167	$73,068
Customer receivables, less allowance of $7,570 and $7,571, respectively	133,639	125,091
Costs and estimated earnings in excess of billings on uncompleted contracts	73,432	60,796
Inventories	24,134	21,020
Deferred income taxes	18,830	18,711
Income taxes receivable	866	866
Restricted cash-current	500	500
Other	4,731	5,288

Total current assets	309,299	305,340

Property and equipment:
Land	8,659	8,643
Buildings	22,145	21,868
Machinery and equipment	307,592	299,642
Gas transportation facilities and equipment	31,879	30,266
Oil and gas properties	80,482	76,844
Mineral interests in oil and gas properties	19,744	18,165

Less — Accumulated depreciation and depletion	(219,422)	(208,061)

Net property and equipment	251,079	247,367

Other assets:
Investment in affiliates	32,054	29,835
Goodwill	85,706	85,706
Other intangible assets, net	20,627	20,930
Restricted cash-long term	1,185	505
Other	8,148	7,272

Total other assets	147,720	144,248

	$708,098	$696,955

See Notes to Consolidated Financial Statements.
— Continued —

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except per share data)

	April 30,	January 31,
	2008	2008
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$64,892	$67,777
Current maturities of long term debt	13,333	13,333
Accrued compensation	26,590	36,763
Accrued insurance expense	8,872	8,158
Other accrued expenses	17,598	15,222
Acquisition escrow obligation-current	550	550
Income taxes payable	10,070	4,200
Billings in excess of costs and estimated earnings on uncompleted contracts	33,349	31,641

Total current liabilities	175,254	177,644

Noncurrent and deferred liabilities:
Long-term debt	46,667	46,667
Accrued insurance expense	9,032	9,736
Deferred income taxes	29,069	28,329
Acquisition escrow obligation-long term	1,185	505
Minority interest	398	398
Other	10,653	10,304

Total noncurrent and deferred liabilities	97,004	95,939

Common stock, par value $.01 per share, 30,000 shares authorized, 19,210 and 19,161 shares issued and outstanding, respectively	192	192
Capital in excess of par value	329,789	328,301
Retained earnings	112,385	101,866
Accumulated other comprehensive loss	(6,526)	(6,987)

Total stockholders’ equity	435,840	423,372

	$708,098	$696,955

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months
	Ended April 30,
	(unaudited)
	2008	2007
Revenues	$244,544	$201,615
Cost of revenues (exclusive of depreciation, depletion and amortization shown below)	182,040	147,318
Selling, general and administrative expenses	33,044	29,408
Depreciation, depletion and amortization	12,441	10,338
Other income (expense):
Equity in earnings of affiliates	2,497	1,491
Interest	(941)	(2,430)
Other income, net	(46)	207

Income before income taxes	18,529	13,819
Income tax expense	7,967	5,666

Net income	$10,562	$8,153

Basic income per share	$0.55	$0.53

Diluted income per share	$0.55	$0.52

Basic weighted average shares outstanding	19,091	15,517
Dilutive stock options	203	235

Diluted weighted average shares outstanding	19,294	15,752

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three Months
	Ended April 30,
	(unaudited)
	2008	2007
Cash flow from operating activities:
Net income	$10,562	$8,153
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	12,441	10,338
Deferred income taxes	621	(359)
Share-based compensation	1,086	511
Income tax benefit from share-based compensation	(58)	—
Equity in earnings of affiliates	(2,497)	(1,491)
Dividends received from affiliates	278	522
Gain (loss) from disposal of property and equipment	236	(18)
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in customer receivables	(8,548)	(6,996)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(12,636)	(8,412)
Increase in inventories	(3,114)	(1,208)
Decrease in other current assets	557	2,759
(Decrease) increase in accounts payable and accrued expenses	(3,146)	7,255
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	1,708	(1,332)
Other, net	(1,500)	(1,210)

Cash (used in) provided by operating activities	(4,010)	8,512

Cash flow from investing activities:
Additions to property and equipment	(9,082)	(7,779)
Additions to gas transportation facilities and equipment	(1,613)	(713)
Additions to oil and gas properties	(3,637)	(2,540)
Additions to mineral interests in oil and gas properties	(1,578)	(1,584)
Proceeds from disposal of property	426	99
Deposit of cash into restricted accounts	(680)	—

Cash used in investing activities	(16,164)	(12,517)

Cash flow from financing activities:
Borrowings under revolving credit facility	—	111,200
Repayments under revolving credit facility	—	(100,400)
Excess tax benefit on exercise of share-based instruments	58	—
Issuance of common stock upon exercise of stock options	339	—

Cash provided by financing activities	397	10,800

Effects of exchange rate changes on cash	(124)	(58)

Net (decrease) increase in cash and cash equivalents	(19,901)	6,737
Cash and cash equivalents at beginning of period	73,068	13,007

Cash and cash equivalents at end of period	$53,167	$19,744

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Accounting Policies and Basis of Presentation
Principles of Consolidation — The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the “Company”). All significant intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2008 as filed in its Annual Report on Form 10-K.
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
Cash and Cash Equivalents— The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of April 30, 2008 and January 31, 2008, the Company’s cash equivalents included $41,000,000 and $56,000,000 of short term commercial paper. The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.
Restricted Cash — Included in restricted cash are escrow funds associated with various acquisitions as described in Note 2.
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
Income Taxes — Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. However, income tax expense relating to adjustments to the Company’s liabilities for FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN48”), is accounted for discretely in the interim period in which it occurs.
As of April 30 and January 31, 2008, the total amount of unrecognized tax benefits recorded under FIN 48 was $7,182,000 and $6,642,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of April 30 and January 31, 2008, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $2,950,000 and $2,752,000, respectively.
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
Earnings per share — Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock and unvested restricted stock are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.
Share-based compensation — The Company adopted SFAS No. 123R (revised December 2004), “Share-Based Compensation” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company elected to adopt the standard using the Modified Prospective Method which requires recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. As of April 30, 2008, the Company had unrecognized compensation expense of $8,415,000 to be recognized over a weighted average period of 2.64 years. The Company determines the fair value of stock-based compensation granted in the form of stock options using the Black-Scholes model.
Consolidated Statements of Cash Flows — Highly liquid investments with an original maturity of three months or less at the time of purchase are considered cash equivalents.
Supplemental Cash Flow Information — The amounts paid for income taxes, net of refunds, and interest are as follows (in thousands):

	Three Months
	Ended April 30,
	2008	2007
Income taxes	$1,171	$1,573
Interest	943	2,363
New Accounting Pronouncements — In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” ( “SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. On February 1, 2008 the Company adopted SFAS157 for its financial assets and liabilities. The adoption of SFAS 157 did not impact the Company’s financial position, results of operations, liquidity or disclosures as there are no financial assets or liabilities that are measured at fair value on a recurring basis. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of SFAS 157 for those nonfinancial assets within the scope of FSP 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its year-end balance sheet. These provisions of SFAS 158 were effective for the Company’s fiscal year ended January 31, 2007. In addition, SFAS 158 also generally requires a company to measure its plan assets and benefit obligations as of its fiscal year-end balance sheet date. The Company elected to apply the transition option under which a 13-month measurement was determined as of December 31, 2007 that covers the period until the fiscal year-end measurement is required on January 31, 2009. As a result, the Company recorded an approximate $44,000 decrease to retained earnings for the period ending April 30, 2008.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The Company adopted this standard as of the period ending April 30, 2008. The adoption of SFAS 159 did not impact our consolidated financial statements.
2. Acquisitions
On December 31, 2007 (the “Tierdael Closing Date”), the Company acquired certain assets and liabilities of Tierdael Construction (“Tierdael”), a pipeline and utility construction contractor in Denver which was combined with a similar service line acquired in the acquisition of Reynolds, Inc. The purchase price for Tierdael was $7,110,000, consisting of cash of $6,646,000, assumed liabilities of $226,000 and costs of $238,000. The cash portion of the purchase price is subject to certain adjustments based on the value of working capital at the closing date, settlement of which is expected in the second quarter of fiscal 2009. Any adjustment will be treated as an adjustment of the total purchase price.
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
Based on the Company’s preliminary allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the Tierdael Closing Date:

(in thousands)

Working capital	$3,983
Property and equipment	3,127

Total purchase price	$7,110

The results of operations of Tierdael have been included in the Company’s consolidated statements of income commencing with the Tierdael Closing Date. Assuming Tierdael had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

	Three Months Ended
	April 30,
(in thousands, except per share data)	2008	2007

Revenues	$244,544	$207,746
Net income	10,562	8,381
Basic earnings per share	$0.55	$0.54

Diluted earnings per share	$0.55	$0.53

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
Based on the Company’s preliminary allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the SolmeteX Closing Date:

(in thousands)

Working capital	$64
Property and equipment	115
Goodwill	7,270
Tradenames	2,962
Patents	2,543
Other intangible assets	551
Deferred income taxes	81

Total purchase price	$13,586

Of the $6,056,000 of acquired identifiable intangible assets, $21,000 was assigned to research and development assets that were written off in selling, general and administrative expenses at the date of acquisition in accordance with FASB Interpretation 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The remaining $6,035,000 of acquired identifiable intangible assets have a weighted-average useful life of approximately 15.4 years, comprised of trade names (15-year weighted-average useful life), patents (15-year weighted-average useful life), and other assets (20-year average useful life). The $7,270,000 of goodwill was assigned to the water infrastructure segment. Of that total amount, $7,053,000 is expected to be deductible for tax purposes.
The results of operations of SolmeteX have been included in the Company’s consolidated statements of income commencing with the SolmeteX Closing Date. Assuming SolmeteX had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

	Three Months Ended
	April 30,
(in thousands, except per share data)	2008	2007

Revenues	$244,544	$202,617
Net income	10,562	7,961
Basic earnings per share	$0.55	$0.51

Diluted earnings per share	$0.55	$0.51

The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future. Pro forma results include adjustments for interest expense on the cash purchase price.
On June 16, 2006, the Company acquired 100% of the stock of Collector Wells International, Inc. (“CWI”), a privately held specialty water services company that designs and constructs water supply systems. CWI will be combined with a similar service line acquired in the acquisition of Reynolds, Inc. In addition to the initial purchase price, there is contingent consideration up to a maximum of $1,400,000 (the “CWI Earnout Amount”), which is based on a percentage of the amount by which CWI’s earnings before interests, taxes, depreciation and amortization exceed a threshold amount during the thirty-six months following the acquisition. If earned, up to 20% of the CWI Earnout Amount may be paid with Layne common stock, at the Company’s discretion. Any portion of the CWI Earnout Amount which is ultimately paid will be accounted for as additional purchase consideration.
3. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	April 30, 2008			January 31, 2008
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill	$85,706	$—		$85,706	$—

Amortizable intangible assets:
Tradenames	$18,962	$(1,667)	29	$18,962	$(1,464)	29
Customer-related	332	(332)	2	332	(340)	2
Patents	2,902	(380)	14	2,902	(307)	14
Non-competition agreements	379	(284)	5	379	(273)	5
Other	1,292	(577)	22	1,292	(553)	22

Total amortizable intangible assets	$23,867	$(3,240)		$23,867	$(2,937)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 26 years. Total amortization expense for other intangible assets was $303,000 and $292,000 for the quarters ended April 30, 2008 and 2007, respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water
	Energy	Infrastructure	Total
Balance February 1, 2008	$950	$84,756	$85,706
Additions	—	—	—

Balance, April 30, 2008	$950	$84,756	$85,706

4. Indebtedness
On July 31, 2003, the Company entered into an agreement (“Master Shelf Agreement”) whereby it could issue up to $60,000,000 in unsecured notes. Upon closing, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05% and are due on August 2, 2010, with annual principal payments of $13,333,000 beginning July 31, 2008. Proceeds from the issuance were used to refinance borrowings outstanding under the Company’s previous term loan and revolving credit facility. The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000 beginning September 29, 2009. Proceeds of the issuance were used to finance an acquisition and for general corporate purposes. As of October 15, 2007 the Company amended the Master Shelf Agreement to increase the amount of senior notes available to be issued to $105,000,000, which created an available facility amount of $45,000,000, and reinstated and extended the available issuance period to September 15, 2009.

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
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On April 30, 2008, there were letters of credit of $11,716,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $188,284,000.
The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of April 30, 2008.
Debt outstanding as of April 30, 2008 and January 31, 2008 was as follows (in thousands):

	April 30,	January 31,
	2008	2008
Long-term debt:
Credit Agreement	$—	$—
Senior Notes	60,000	60,000

Total debt	60,000	60,000

Less current maturities	(13,333)	(13,333)

Total long-term debt	$46,667	$46,667

5. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of April 30, 2008, the Company had committed to deliver 8,400,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.82 to $8.73 per MMBtu through March 2009 and from $7.82 to $9.13 per MMBtu from April 2009 to March 2010.
The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at April 30, 2008 was a loss of $4,929,000.
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
6. Other Comprehensive Income (Loss)
Components of other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	April 30,
	2008	2007
Net income	$10,562	$8,153
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	461	253

Comprehensive income	$11,023	$8,406

The components of accumulated other comprehensive loss for the three months ended April 30, 2008 and 2007 are as follows (in thousands):

			Accumulated
	Cumulative	Unrecognized	Other
	Translation	Pension	Comprehensive
	Adjustment	Liability	Loss
Balance, February 1, 2008	$(6,391)	$(596)	$(6,987)
Period change	461	—	461

Balance, April 30, 2008	$(5,930)	$(596)	$(6,526)

			Accumulated
	Cumulative	Unrecognized	Other
	Translation	Pension	Comprehensive
	Adjustment	Liability	Loss
Balance, February 1, 2007	$(7,151)	$(1,302)	$(8,453)
Period change	253	—	253

Balance, April 30, 2007	$(6,898)	$(1,302)	$(8,200)

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
Net periodic pension cost for the three months ended April 30, 2008 and 2007 includes the following components (in thousands):

	Three Months
	Ended April 30,
	2008	2007
Service cost	$24	$22
Interest cost	113	113
Expected return on assets	(134)	(132)
Net amortization	54	68

Net periodic pension cost	$57	$71

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three months ended April 30, 2008 and 2007 include the following components (in thousands):

	Three Months
	Ended April 30,
	2008	2007
Service cost	$44	$25
Interest cost	26	22

Net periodic pension cost	$70	$47

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
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock up to an aggregate of 1,450,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2008, there were 478,000 shares available to be granted under the plans. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.
For the three months ended April 30, 2008, the Company granted approximately 34,000 restricted shares which generally ratably vest over periods of 1-4 years from the grant date.
The Company recognized $342,000 and $7,000 in compensation cost related to nonvested shares for the periods ended April 30, 2008 and 2007, respectively. A summary of nonvested share activity for the quarter ended April 30, 2008, is as follows:

		Average	Intrinsic
	Number of	Grant Date	Value (in
	Shares	Fair Value	thousands)

Nonvested stock at January 31, 2008	73,863	$42.76

Granted	33,825	35.71
Vested	—	—

Nonvested stock at April 30, 2008	107,688	$40.55	$3,406

Significant option groups outstanding at April 30, 2008, related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

4/99	9,773	9,773	4.125	12
4/99	24,875	24,875	5.250	12
2/00	3,500	3,500	5.500	22
4/00	14,794	14,794	3.495	24
6/04	25,000	25,000	16.600	74
6/04	168,916	100,166	16.650	74
6/05	12,000	12,000	17.540	86
9/05	187,500	62,500	23.050	89
1/06	200,231	95,116	27.870	93
6/06	12,000	12,000	29.290	98
6/06	70,000	17,500	29.290	98
6/07	70,000	—	42.260	110
7/07	33,000	—	42.760	111
9/07	3,000	—	55.480	113
2/08	74,524	—	35.710	117

	909,113	377,224

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of 5 to 10 years from the date of grant and generally vest ratably over periods of 4 to 5 years. Transactions for stock options for the period ended April 30, 2008 were as follows:

	Stock Options
			Weighted
			Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2008	849,950	$24.541	7.360	$13,955
Granted	74,524	35.710		—
Exercised	(15,361)	22.074		$224
Canceled	—	—		—
Forfeited	—	—		—
Expired	—	—		—

Outstanding at April 30, 2008	909,113	$25.498	7.330	$14,472

Shares Exercisable	377,224	$19.857	6.280	$8,278

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
Water Infrastructure Division
This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and development, pump installation, and well rehabilitation. The division’s offerings also include the design and construction of water and wastewater treatment facilities, the provision of filter media and membranes to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater, Ranney collector wells, sewer rehabilitation and water and wastewater transmission lines. The division also offers environmental services to assess and monitor groundwater contaminants.
Mineral Exploration Division
This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.
Energy Division
This division focuses on exploration and production of unconventional gas properties, primarily concentrating on projects in the mid-continent region of the United States.
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

	Three Months Ended
	April 30,
	2008	2007
Revenues
Water infrastructure	$180,572	$153,509

	Three Months Ended
	April 30,
	2008	2007
Mineral exploration	51,094	37,097
Energy	11,879	9,552
Other	999	1,457

Total revenues	$244,544	$201,615

Equity in earnings of affiliates
Mineral exploration	$2,497	$1,491

Income before income taxes
Water infrastructure	$9,189	$11,834
Mineral exploration	11,636	5,751
Energy	4,476	3,819
Other	20	224
Unallocated corporate expenses	(5,851)	(5,379)
Interest	(941)	(2,430)

Total income before income taxes	$18,529	$13,819

Geographic Information:
Revenues
United States	$200,440	$170,649
Africa/Australia	26,674	17,911
Mexico	10,800	8,212
Other foreign	6,630	4,843

Total revenues	$244,544	$201,615

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
On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleges that the equipment leased from the Company fails to treat the water coming into the ethanol plant to required levels. The First Amended Complaint seeks damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud, in connection with the design and construction of the water treatment facility. The Company believes that it has meritorious defenses to the claims, intends to vigorously defend against them and does not believe that the resolution of the claims will have a significant effect on its financial statements.
Item 1A. Risk Factors
There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2008.

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

	Three Months Ended		Period-to-Period
	April 30,		Change
	2008	2007	Three Months
Revenues:
Water infrastructure	73.8%	76.2%	17.6%
Mineral exploration	20.9	18.4	37.7
Energy	4.9	4.7	24.4
Other	0.4	0.7	(31.4)

Total net revenues	100.0%	100.0%	21.3

Cost of revenues	74.4%	73.1%	23.6
Selling, general and administrative expenses	13.5	14.6	12.4
Depreciation, depletion and amortization	5.1	5.1	20.3
Other income (expense):
Equity in earnings of affiliates	1.0	0.7	67.5
Interest	(0.4)	(1.2)	(61.3)
Other, net	—	0.1	(122.2)

Income before income taxes	7.6	6.9	34.1
Income tax expense	3.3	2.9	40.6

Net income	4.3%	4.0%	29.5

Revenues, equity in earnings of affiliates and income before income taxes pertaining to the Company’s operating segments are presented below. Intersegment revenues are accounted for based on the fair market value of the services provided. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel), and board of directors. Operating segment data is summarized as follows (in thousands):

	Three Months Ended
	April 30,
	2008	2007
Revenues
Water infrastructure	$180,572	$153,509
Mineral exploration	51,094	37,097
Energy	11,879	9,552
Other	999	1,457

Total revenues	$244,544	$201,615

Equity in earnings of affiliates
Mineral exploration	$2,497	$1,491

Income before income taxes
Water infrastructure	$9,189	$11,834
Mineral exploration	11,636	5,751
Energy	4,476	3,819
Other	20	224
Unallocated corporate expenses	(5,851)	(5,379)
Interest	(941)	(2,430)

Total income before income taxes	$18,529	$13,819

Revenues for the three months ended April 30, 2008 increased $42,929,000, or 21.3%, to $244,544,000 compared to $201,615,000 for the same period last year. Revenues were up across all primary divisions. A further discussion of results of operations by division is presented below.
Selling, general and administrative expenses increased 12.4% to $33,044,000 for the three months ended April 30, 2008 compared to $29,408,000 for the same period last year. The increase was primarily the result of $1,660,000 in expenses added from the acquisitions of Tierdael and SolmeteX and from wage and benefit increases of $2,179,000.
Equity in earnings of affiliates increased 67.5% to $2,497,000 for the three months ended April 30, 2008 from $1,491,000 for the same period last year. The increase reflects continued strong performance in the mineral exploration division by our affiliates in Latin America, particularly in Chile.
Depreciation, depletion and amortization increased 20.3% to $12,441,000 for the three months ended April 30, 2008 compared to $10,338,000 for the same period last year. The increase was primarily the result of increased depletion expense of $579,000 resulting from the increase in production of unconventional gas from the Company’s energy operations and additional depreciation from property additions in the other divisions.
Interest expense decreased to $941,000 for the three months ended April 30, 2008 compared to $2,430,000 for the same period last year. The decrease was a result of debt paid off with proceeds of the Company’s stock offerings in October 2007.
Income tax expense of $7,967,000 (an effective rate of 43.0%) was recorded for the three months ended April 30, 2008, compared to $5,666,000 (an effective rate of 41.0%) for the same period last year. The difference in the effective rate is primarily attributable to the resolution of certain tax contingencies reflected in the prior year. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

Water Infrastructure Division
(in thousands)

	Three Months Ended
	April 30,
	2008	2007
Revenues	$180,572	$153,509
Income before income taxes	9,189	11,834
Water infrastructure revenues increased 17.6% to $180,572,000 for the three months ended April 30, 2008, from $153,509,000 for the same period last year. The increase in revenues was primarily attributable to additional revenues of $6,348,000 from the Company’s acquisitions of Tierdael and SolmeteX, and an increase in sewer rehabilitation revenues of $6,629,000 with the balance of revenue increases spread throughout the group.
Income before income taxes for the water infrastructure division decreased 22.4% to $9,189,000 for the three months ended April 30, 2008, compared to $11,834,000 for the same period last year. Included in last year’s income before income taxes was $1,626,000 in non-recurring recovery of previously written off costs associated with a ground water transfer project in Texas. Excluding this item, the 10% decrease in earnings was primarily the result of exceptional rains in the Midwest and heavy snows in the West which slowed productivity on several projects and increased fuel and steel costs which, in some cases, could not be passed on to the customers.
The backlog in the water infrastructure division was $370,742,000 as of April 30, 2008, compared to $336,915,000 as of April 30, 2007.
Mineral Exploration Division
(in thousands)

	Three Months Ended
	April 30,
	2008	2007
Revenues	$51,094	$37,097
Income before income taxes	11,636	5,751
Mineral exploration revenues increased 37.7% to $51,094,000 for the three months ended April 30, 2008 from $37,097,000 for the same period last year. The increase was primarily attributable to continued strength in the Company’s markets due to relatively high gold and base metal prices.
Income before income taxes for the mineral exploration division was up 102.3% to $11,636,000 for the three months ended April 30, 2008, compared to $5,751,000 for the same period last year. The improved earnings in the division were primarily attributable to the impact of strong incremental earnings from exploration activity in the Company’s African and Australian markets and an increase of $1,006,000 in equity earnings of affiliates in Latin America.
Energy Division
(in thousands)

	Three Months Ended
	April 30,
	2008	2007
Revenues	$11,879	$9,552
Income before income taxes	4,476	3,819
Energy revenues increased 24.4% to $11,879,000 for the three months ended April 30, 2008, compared to revenues of $9,552,000 for the same period last year. The increase in revenues was attributable to both increased production from the Company’s unconventional gas properties and higher gas pricing in the Company’s market.
Income before income taxes for the energy division was $4,476,000 for the three months ended April 30, 2008, compared to $3,819,000 for the same period last year. The increase in income before income taxes is due to the increases in production and pricing noted above.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $5,851,000 and $5,379,000 for the three months ended April 30, 2008 and 2007, respectively. The increase for the quarter was primarily due to wage and benefit increases of $465,000.

Changes in Financial Condition
Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.
The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $105,000,000 of unsecured notes available to be issued before September 15, 2009. At April 30, 2008, the Company had $60,000,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds a revolving credit facility (the “Credit Agreement”) composed of an unsecured $200,000,000 revolving facility, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). At April 30, 2008, the Company had no borrowings outstanding under the Credit Agreement (see Note 4 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at April 30, 2008 and expects to remain in compliance through the foreseeable future.
The Company’s working capital as of April 30, 2008 and April 30, 2007 was $134,045,000 and $88,094,000, respectively, the primary difference being remaining proceeds from the Company’s October 2007 stock offering. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2009.
Operating Activities
Cash used in operating activities was $4,010,000 for the three months ended April 30, 2008 as compared to cash provided by operating activities of $8,512,000 for the three months ended April 30, 2007. The change was primarily due to additional working capital needs due to increased business volume.
Investing Activities
The Company’s capital expenditures, net of disposals, of $15,484,000 for the three months ended April 30, 2008, were split between $8,656,000 to maintain and upgrade its construction equipment and $6,828,000 toward the Company’s expansion into unconventional gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects.
Financing Activities
For the three months ended April 30, 2008, the Company had no incremental borrowings under its credit facilities.
The Company’s contractual obligations and commercial commitments as of April 30, 2008, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior Notes	$60,000	$13,333	$40,000	$6,667	$—
Credit Agreement	—	—	—	—	—
Interest payments	9,136	3,500	5,186	450	—
Operating leases	38,757	10,456	15,230	9,305	3,766
Mineral interest obligations	628	110	352	150	16
Income tax uncertainties	1,200	1,200	—	—	—

Total contractual obligations	109,721	28,599	60,768	16,572	3,782

Standby letters of credit	11,716	11,716	—	—	—
Asset retirement obligations	1,058	—	—	—	1,058

Total contractual obligations and commercial commitments	$122,495	$40,315	$60,768	$16,572	$4,840

The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Senior Notes at fixed interest rates of 6.05% and 5.40%. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio (See Note 4 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances and interest rates as of April 30,

2008.
The Company has income tax uncertainties of $6,577,000 at April 30, 2008, that are classified as non-concurrent on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolutions of these items is uncertain, and accordingly the amounts have not been included in the table above.
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
Income Taxes — Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, the Company records income tax expense during interim periods based on its best estimate of the full years effective tax rate. However, income tax expense relating to adjustments to the Company’s liabilities for FIN 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB statement 109” (“FIN48”), is accounted for discretely in the interim period in which it occurs.
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
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 11 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2008 Form 10-K and Note 4 of this Form 10-Q. As of April 30, 2008, an instantaneous change in interest rates of one percentage point would not change the Company’s annual interest expense, as we have no variable rate debt outstanding.
Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2008 Form 10-K and Note 9 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of April 30, 2008, the Company held no such hedge instruments.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income before income taxes for the three months ended April 30, 2008. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of April 30, 2008, the Company held contracts for physical delivery of 8,400,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.82 to $8.73 per MMBtu through March 2009 and from $7.82 to $9.13 per MMBtu from April 2009 to March 2010. The estimated fair value of such contracts at April 30, 2008 was a loss of $4,929,000. The Company generally intends to maintain contracts in place to cover 50% to 75% of its production. We estimate that a ten percent change in the price of natural gas would have impacted income before income taxes by approximately $450,000 for the three months ended April 30, 2008.

ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2008, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, for the period ended April 30, 2008, the Company concluded that its internal control over financial reporting is effective as of April 30, 2008. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.

PART II
ITEM 1 — Legal Proceedings
On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleges that the equipment leased from the Company fails to treat the water coming into the ethanol plant to required levels. The First Amended Complaint seeks damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud, in connection with the design and construction of the water treatment facility. The Company believes that it has meritorious defenses to the claims and intends to vigorously defend against them.
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

Form 8-K filed on April 9, 2008, related to the Company’s fiscal year ended January 31, 2008 earnings press release.

Form 8-K filed on March 19, 2008, related to severance agreements entered into between the Company and certain of its executive officers.

Form 8-K filed on February 11, 2008, related to the Company’s Amended and Restated Executive Incentive Compensation Plan (the “Plan”) and disclosing the Company’s goals to earn bonuses under the plan for fiscal 2009.

* * * * * * * * * *
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)
DATE: June 9, 2008	/s/ A.B. Schmitt
A.B. Schmitt, President
and Chief Executive Officer

DATE: June 9, 2008	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer