Form 10-Q
period 2008-07-31
LAYNE CHRISTENSEN CO
filed 2008-09-05
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
Yes ☐ No ☑
     There were 19,272,922 shares of common stock, $.01 par value per share, outstanding on August 20, 2008.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,	January 31,
	2008	2008
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,168	$73,068
Customer receivables, less allowance of $7,532 and $7,571, respectively	147,982	125,091
Costs and estimated earnings in excess of billings on uncompleted contracts	75,737	60,796
Inventories	34,053	21,020
Deferred income taxes	19,659	18,711
Income taxes receivable	7,980	866
Restricted deposits-current	3,768	500
Other	7,916	5,288

Total current assets	311,263	305,340

Property and equipment:
Land	8,661	8,643
Buildings	24,351	21,868
Machinery and equipment	319,046	299,642
Gas transportation facilities and equipment	35,949	30,266
Oil and gas properties	82,556	76,844
Mineral interests in oil and gas properties	20,322	18,165

	490,885	455,428
Less — Accumulated depreciation and depletion	(230,248)	(208,061)

Net property and equipment	260,637	247,367

Other assets:
Investment in affiliates	34,784	29,835
Goodwill	87,579	85,706
Other intangible assets, net	21,785	20,930
Restricted deposits-long term	4,025	505
Other	9,005	7,272

Total other assets	157,178	144,248

	$729,078	$696,955

See Notes to Consolidated Financial Statements.
— Continued —

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except per share data)

	July 31,	January 31,
	2008	2008
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$63,376	$67,777
Current maturities of long term debt	13,333	13,333
Accrued compensation	31,874	36,763
Accrued insurance expense	9,737	8,158
Other accrued expenses	20,020	15,222
Acquisition escrow obligation-current	550	500
Income taxes payable	6,016	4,200
Billings in excess of costs and estimated earnings on uncompleted contracts	39,232	31,641

Total current liabilities	184,138	177,644

Noncurrent and deferred liabilities:
Long-term debt	33,334	46,667
Accrued insurance expense	9,702	9,736
Deferred income taxes	35,857	28,329
Acquisition escrow obligation-long term	1,493	505
Minority interest	398	398
Other	11,346	10,304

Total noncurrent and deferred liabilities	92,130	95,939

Common stock, par value $.01 per share, 30,000 shares authorized, 19,260 and 19,161 shares issued and outstanding, respectively	193	192
Capital in excess of par value	331,685	328,301
Retained earnings	127,480	101,866
Accumulated other comprehensive loss	(6,548)	(6,987)

Total stockholders’ equity	452,810	423,372

	$729,078	$696,955

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Revenues	$269,638	$217,844	$514,182	$419,459
Cost of revenues (exclusive of depreciation, depletion and amortization shown below)	198,795	160,217	380,835	307,535
Selling, general and administrative expenses	36,529	29,112	69,573	58,520
Depreciation, depletion and amortization	12,955	10,361	25,396	20,699
Other income (expense):
Equity in earnings of affiliates	3,812	2,379	6,309	3,870
Interest	(1,019)	(2,797)	(1,960)	(5,227)
Other income, net	693	318	647	525

Income before income taxes	24,845	18,054	43,374	31,873
Income tax expense	9,749	8,486	17,716	14,152

Net income	$15,096	$9,568	$25,658	$17,721

Basic income per share	$0.79	$0.61	$1.34	$1.14

Diluted income per share	$0.78	$0.60	$1.32	$1.12

Weighted average shares outstanding-basic	19,132	15,565	19,111	15,541
Dilutive stock options	306	333	284	321

Weighted average shares outstanding-diluted	19,438	15,898	19,395	15,862

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Six Months
	Ended July 31,
	(unaudited)
	2008	2007
Cash flow from operating activities:
Net income	$25,658	$17,721
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	25,396	20,699
Deferred income taxes	6,431	354
Share-based compensation	2,084	1,252
Income tax benefit from share-based compensation	(634)	(1,541)
Equity in earnings of affiliates	(6,309)	(3,870)
Dividends received from affiliates	1,360	888
(Gain) loss from disposal of property and equipment	624	(325)
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in customer receivables	(22,281)	(4,815)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(14,939)	(10,018)
Increase in inventories	(12,426)	(2,063)
(Increase) decrease in other current assets	(2,132)	795
(Decrease) increase in accounts payable and accrued expenses	(8,030)	7,140
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	7,591	(2,029)
Other, net	(2,545)	(1,339)

Cash (used in) provided by operating activities	(152)	22,849

Cash flow from investing activities:
Additions to property and equipment	(24,955)	(21,208)
Additions to gas transportation facilities and equipment	(2,870)	(1,463)
Additions to oil and gas properties	(8,523)	(7,587)
Additions to mineral interests in oil and gas properties	(2,156)	(3,544)
Acquisition of business, net of cash acquired	(2,518)	—
Proceeds from disposal of property	511	924
Payment of purchase price on prior year acquisition	(33)	(2,270)
Deposit of cash into restricted accounts	(6,788)	(644)

Cash used in investing activities	(47,332)	(35,792)

Cash flow from financing activities:
Borrowings under revolving credit facility	—	219,500
Repayments under revolving credit facility	—	(206,700)
Repayments of long term debt	(13,333)	—
Excess tax benefit on exercise of share-based instruments	634	1,542
Issuance of common stock upon exercise of stock options	1,246	1,678

Cash (used in) provided by financing activities	(11,453)	16,020

Effects of exchange rate changes on cash	37	211

Net (decrease) increase in cash and cash equivalents	(58,900)	3,288
Cash and cash equivalents at beginning of period	73,068	13,007

Cash and cash equivalents at end of period	$14,168	$16,295

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
Cash and Cash Equivalents— The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents included $56,000,000 of short term commercial paper as of January 31, 2008 (none were held as of July 31, 2008). The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.
Restricted Deposits — Included in restricted deposits are escrow funds associated with various acquisitions as described in Note 2, and certain margin deposits to collateralize fixed-price physical delivery contracts.
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
As of July 31 and January 31, 2008, the total amount of unrecognized tax benefits recorded under FIN 48 was $6,932,000 and $6,642,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of July 31 and January 31, 2008, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $3,066,000 and $2,752,000, respectively.
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
Earnings per share — Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock and unvested restricted shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.
Share-based compensation — The Company adopted SFAS No. 123R (revised December 2004), “Share-Based Compensation” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company elected to adopt the standard using the Modified Prospective Method which requires recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. As of July 31, 2008, the Company had unrecognized compensation expense of $7,679,000 to be recognized over a weighted average period of 2.39 years. The Company determines the fair value of stock-based compensation granted in the form of stock options using the Black-Scholes model.

Supplemental Cash Flow Information — The amounts paid for income taxes and interest are as follows (in thousands):

	Six Months
	Ended July 31,
	2008	2007
Income taxes	$15,209	$11,727
Interest	1,912	4,495
The Company also entered into financing obligations for software licenses during the period amounting to $1,220,000, payable over the next three years. The associated assets are recorded as Other Intangible Assets in the balance sheet.
New Accounting Pronouncements — In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” ( “SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. On February 1, 2008 the Company adopted SFAS 157 for its financial assets and liabilities. The adoption of SFAS 157 did not impact the Company’s financial position, results of operations, liquidity or disclosures as there are no financial assets or liabilities that are measured at fair value on a recurring basis. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of SFAS 157 for those nonfinancial assets within the scope of FSP 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its year-end balance sheet. These provisions of SFAS 158 were effective for the Company’s fiscal year ended January 31, 2007. In addition, SFAS 158 also generally requires a company to measure its plan assets and benefit obligations as of its fiscal year-end balance sheet date. The Company elected to apply the transition option under which a 13-month measurement was determined as of December 31, 2007 that covers the period until the fiscal year-end measurement is required on January 31, 2009. As a result, the Company recorded an approximate $44,000 decrease to retained earnings as of February 1,2008.
In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The Company adopted this standard as of February 1, 2008. The adoption of SFAS 159 did not impact our consolidated financial statements.
2. Acquisitions
On May 5, 2008 (the “WHPA Closing Date”), the Company acquired certain assets and liabilities of Wittman Hydro Planning Associates (“WHPA”), a water consulting firm specializing in hydrologic systems modeling and analysis. The purchase price for WHPA was $2,518,000, consisting of cash of $2,494,000 and costs of $24,000. The cash portion of the purchase price is subject to certain adjustments based on the value of working capital at the closing date, settlement of which is expected in the third quarter of fiscal 2009. Any adjustment will be treated as an adjustment of the total purchase price.
The preliminary purchase price has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses. Such amounts may be subject to revision as WHPA is integrated into the Company and the revisions may be significant and will be recorded by the Company as further adjustments to the purchase price allocation.
Based on the Company’s preliminary allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the WHPA Closing Date:

(in thousands)

Working capital	$409
Property and equipment	16
Goodwill	1,840
Patents	250
Other assets	3

Total purchase price	$2,518

The $250,000 of acquired identifiable intangible assets have a weighted-average useful life of 15 years, comprised of patents. The $1,840,000 of goodwill was assigned to the water infrastructure segment and is expected to be deductible for tax purposes.
The results of operations of WHPA have been included in the Company’s consolidated statements of income commencing with the WHPA Closing Date. The acquisition did not have a significant effect on the Company’s results of operations or cash flows.
In addition to the initial purchase price, there is contingent consideration up to a maximum of $2,500,000 (the “WHPA Earnout Amount”), which is based on a percentage of the amount by which WHPA’s earnings before interest, taxes, depreciation and amortization exceed a threshold amount during the 36 months following the acquisition. If earned , up to 80% of the WHPA Earnout Amount may be paid with Layne common stock, at the Company’s discretion. Any portion of the WHPA Earnout Amount which is ultimately paid will be accounted for as additional purchase consideration.
On December 31, 2007 (the “Tierdael Closing Date”), the Company acquired certain assets and liabilities of Tierdael Construction (“Tierdael”), a pipeline and utility construction contractor in Denver which was combined with a similar service line acquired in the acquisition of Reynolds, Inc. The purchase price for Tierdael was $7,110,000, consisting of cash of $6,646,000, assumed liabilities of $226,000 and costs of $238,000. The cash portion of the purchase price is subject to certain adjustments based on the value of working capital at the closing date, settlement of which is expected in fiscal 2009. Any adjustment will be treated as an adjustment of the total purchase price.
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

The results of operations of Tierdael have been included in the Company’s consolidated statements of income commencing with the Tierdael Closing Date. Assuming Tierdael had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues	$269,638	$223,976	$514,182	$431,723
Net income	15,096	9,796	25,658	18,177
Basic earnings per share	0.79	0.63	1.34	1.17
Diluted earnings per share	0.78	0.62	1.32	1.14
The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future. Pro forma results include adjustments for interest expense on the cash purchase price.
On November 30, 2007 (the “SolmeteX Closing Date”), the Company acquired certain assets and liabilities of SolmeteX, Inc. (“SolmeteX”), a water and wastewater research and development business and a supplier of wastewater filtration products to the dental market. The purchase price for SolmeteX was $13,586,000, consisting of cash of $13,500,000 and costs of $86,000. In addition, there is contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which is based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. The SolmeteX Earnout Amount that is ultimately paid will be accounted for as additional purchase consideration. A payment of $33,000 was made in the six months ended July 31, 2008.

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
The results of operations of SolmeteX have been included in the Company’s consolidated statements of income commencing with the SolmeteX Closing Date. Assuming SolmeteX had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues	$269,638	$219,332	$514,182	$421,949
Net income	15,096	9,190	25,658	17,151
Basic earnings per share	0.79	0.59	1.34	1.10
Diluted earnings per share	0.78	0.57	1.32	1.08
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

3. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	July 31, 2008			January 31, 2008
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill	$87,579	$—		$85,706	$—

Amortizable intangible assets:	—
Tradenames	$18,962	$(1,870)	29	$18,962	$(1,464)	29
Customer-related	332	(332)	2	332	(340)	2
Patents	3,152	(452)	14	2,902	(307)	14
Non-competition agreements	379	(296)	5	379	(273)	5
Other	2,512	(602)	13	1,292	(553)	22

Total amortizable intangible assets	$25,337	$(3,552)		$23,867	$(2,937)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 25 years. Total amortization expense for other intangible assets was $311,000 and $236,000 for the three months ended July 31, 2008 and 2007, respectively and $614,000 and $528,000 for the six months ended July 31, 2008 and 2007 respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water
	Energy	Infrastructure	Total
Balance February 1, 2008	$950	$84,756	$85,706
Additions	—	1,873	1,873

Balance, July 31, 2008	$950	$86,629	$87,579

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
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement, plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On July 31, 2008, there were letters of credit of $16,866,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $183,134,000.
The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, leverage and minimum tangible net worth. The Company was in compliance with its covenants as of July 31, 2008.
Debt outstanding as of July 31, 2008 and January 31, 2008 was as follows (in thousands):

	July 31,	January 31,
	2008	2008
Long-term debt:
Credit Agreement	$—	$—
Senior Notes	46,667	60,000

Total debt	46,667	60,000

Less current maturities	(13,333)	(13,333)

Total long-term debt	$33,334	$46,667

5. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of July 31, 2008, the Company had committed to deliver 7,938,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.73 to $8.64 per MMBtu through March 2009 and from $7.73 to $10.72 per MMBtu from April 2009 to March 2010.
The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at July 31, 2008 was $3,005,000.
Additionally, the Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of July 31, 2008, there were no such instruments outstanding.
The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.
6. Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Net income	$15,096	$9,568	$25,658	$17,721
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(22)	239	439	492

Other comprehensive income	$15,074	$9,807	$26,097	$18,213

The components of accumulated other comprehensive loss for the six months ended July 31, 2008 and 2007 are as follows (in thousands):

			Accumulated
	Cumulative	Unrecognized	Other
	Translation	Pension	Comprehensive
	Adjustment	Liability	Loss
Balance, February 1, 2008	$(6,391)	$(596)	$(6,987)
Period change	439	—	439

Balance, July 31, 2008	$(5,952)	$(596)	$(6,548)

			Accumulated
	Cumulative	Unrecognized	Other
	Translation	Pension	Comprehensive
	Adjustment	Liability	Loss
Balance, February 1, 2007	$(7,151)	$(1,302)	$(8,453)
Period change	492	—	492

Balance, July 31, 2007	$(6,659)	$(1,302)	$(7,961)

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
Net periodic pension cost for the three and six months ended July 31, 2008 and 2007 includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Service cost	$29	$26	$53	$48
Interest cost	136	123	249	236
Expected return on assets	(161)	(136)	(295)	(268)
Net amortization	13	52	67	120

Net periodic pension cost	$17	$65	$74	$136

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three and six months ended July 31, 2008 and 2007 include the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Service cost	$80	$63	$124	$88
Interest cost	40	29	66	51

Net periodic pension cost	$120	$92	$190	$139

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
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock up to an aggregate of 1,450,000 shares of common stock at a price fixed by the Board of Directors or a committee. As of July 31, 2008, there were 473,000 shares available to be granted under the plans. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.
For the six months ended July 31, 2008, the Company granted approximately 39,000 restricted shares which generally ratably vest over periods of 1-4 years from the grant date.
The Company recognized $645,000 and $152,000 in compensation cost related to nonvested shares for the six months ended July 31, 2008 and 2007, respectively. A summary of nonvested share activity for the six months ended July 31, 2008, is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Grant Date	Value (in
	Shares	Fair Value	thousands)

Nonvested stock at January 31, 2008	73,863	$42.76

Granted	38,584	37.39
Vested	22,138	42.38

Nonvested stock at July 31, 2008	90,309	$40.56	$3,663

Significant option groups outstanding at July 31, 2008, related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

4/99	9,773	9,773	$4.125	9
2/00	1,900	1,900	5.500	19
4/00	13,794	13,794	3.495	21
6/04	25,000	25,000	16.600	71
6/04	154,978	154,978	16.650	71
6/05	12,000	12,000	17.540	83
9/05	183,750	58,750	23.050	86
1/06	200,231	95,116	27.870	90
6/06	12,000	12,000	29.290	95
6/06	70,000	35,000	29.290	95
6/07	70,000	17,500	42.260	107
7/07	33,000	8,250	42.760	108
9/07	3,000	—	55.480	110
2/08	74,524	—	35.710	114

	863,950	444,061

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of 5 to 10 years from the date of grant and generally vest ratably over periods of 4 to 5 years. Transactions for stock options for the six months ended July 31, 2008 were as follows:

	Stock Options
			Weighted
			Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2008	849,950	$24.541	7.360	$13,955
Granted	74,524	35.710
Exercised	(60,524)	13.220		$1,869
Canceled	—	—
Forfeited	—	—
Expired	—	—
Outstanding at July 31, 2008	863,950	$26.297	7.300	$15,474

Shares Exercisable	444,061	$22.021	6.570	$9,835

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues
Water infrastructure	$196,005	$159,840	$376,578	$313,349
Mineral exploration	59,575	46,408	110,669	83,505
Energy	12,086	9,401	23,965	18,953
Other	1,972	2,195	2,970	3,652

Total revenues	$269,638	$217,844	$514,182	$419,459

Equity in earnings of affiliates
Mineral exploration	$3,812	$2,379	$6,309	$3,870

Income before income taxes
Water infrastructure	$13,150	$11,941	$22,339	$23,775
Mineral exploration	15,279	11,291	26,915	17,042
Energy	3,566	2,752	8,042	6,571
Other	839	372	859	596
Unallocated corporate expenses	(6,970)	(5,505)	(12,821)	(10,884)
Interest	(1,019)	(2,797)	(1,960)	(5,227)

Total income before income taxes	$24,845	$18,054	$43,374	$31,873

Geographic Information
Revenue
United States	$219,942	$177,460	$420,382	$348,109
Africa/Australia	28,163	23,832	54,837	41,743
Mexico	12,942	10,451	23,742	18,663
Other foreign	8,591	6,101	15,221	10,944

Total revenues	$269,638	$217,844	$514,182	$419,459

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
On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleges that the equipment leased from the Company fails to treat the water coming into the ethanol plant to required levels. The First Amended Complaint seeks damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud, in connection with the design and construction of the water treatment facility. The Company believes that it has meritorious defenses to the claims, intends to vigorously defend against them and does not believe that the claims will have a significant effect on its financial statements.

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

	Three Months		Six Months		Period-to-Period
	Ended July 31,		Ended July 31,		Change
					Three	Six
	2008	2007	2008	2007	Months	Months
Revenues:
Water infrastructure	72.7%	73.4%	73.2%	74.7%	22.6%	20.2%
Mineral exploration	22.1	21.3	21.5	19.9	28.4	32.5
Energy	4.5	4.3	4.7	4.5	28.6	26.4
Other	0.7	1.0	0.6	0.9	(10.2)	(18.7)

Total net revenues	100.0%	100.0%	100.0%	100.0%	23.8	22.6

Cost of revenues	73.7%	73.5	74.1	73.3	24.1	23.8
Selling, general and administrative expenses	13.5	13.4	13.5	14.0	25.5	18.9
Depreciation, depletion and amortization	4.8	4.8	4.9	4.9	25.0	22.7
Other income (expense):
Equity in earnings of affiliates	1.4	1.1	1.2	0.9	60.2	63.0
Interest	(0.4)	(1.3)	(0.4)	(1.2)	(63.6)	(62.5)
Other, net	0.2	0.1	0.1	0.1	117.9	23.2

Income before income taxes	9.2	8.3	8.4	7.6	37.6	36.1
Income tax expense	3.6	3.9	3.4	3.4	14.9	25.2

Net income	5.6%	4.4%	5.0%	4.2%	57.8	44.8

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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues
Water infrastructure	$196,005	$159,840	$376,578	$313,349
Mineral exploration	59,575	46,408	110,669	83,505
Energy	12,086	9,401	23,965	18,953
Other	1,972	2,195	2,970	3,652

Total revenues	$269,638	$217,844	$514,182	$419,459

Equity in earnings of affiliates
Mineral exploration	$3,812	$2,379	$6,309	$3,870

Income before income taxes
Water infrastructure	$13,150	$11,941	$22,339	$23,775
Mineral exploration	15,279	11,291	26,915	17,042
Energy	3,566	2,752	8,042	6,571
Other	839	372	859	596
Unallocated corporate expenses	(6,970)	(5,505)	(12,821)	(10,884)
Interest	(1,019)	(2,797)	(1,960)	(5,227)

Total income before income taxes	$24,845	$18,054	$43,374	$31,873

Revenues increased $51,794,000, or 23.8%, to $269,638,000 for the three months ended July 31, 2008, and $94,723,000, or 22.6%, to $514,182,000 for the six months ended July 31, 2008, as compared to the same periods last year. Revenues were up across all divisions. A further discussion of results of operations by division is presented below.
Selling, general and administrative expenses were $36,529,000 and $69,573,000 for the three and six months ended July 31, 2008, respectively, compared to $29,112,000 and $58,520,000 for the same periods last year. The increases for the three and six months, respectively, were primarily the result of $1,772,000 and $3,624,000 in expenses added from acquisitions and start up operations, and compensation related expense increases of $2,135,000 and $4,212,000 with the remainder spread in both periods across various categories.
Equity in earnings of affiliates were $3,812,000 and $6,309,000 for the three and six months ended July 31, 2008, respectively, compared to $2,379,000 and $3,870,000 for the same periods last year. The increases reflect continued strong performance in mineral exploration by the Company’s affiliates in Latin America, particularly in Chile.
Depreciation, depletion and amortization were $12,955,000 and $25,396,000 for the three and six months ended July 31, 2008, respectively, compared to $10,361,000 and $20,699,000 for the same periods last year. The increases were primarily the result of increased depletion expense of $1,095,000 and $1,674,000 resulting from the increase in production of unconventional gas from the Company’s energy operations and additional depreciation from property additions in the other divisions.
Interest expense decreased to $1,019,000 and $1,960,000 for the three and six months ended July 31, 2008, respectively, compared to $2,797,000 and $5,227,000 for the same periods last year. The decrease resulted from the retirement of debt with proceeds of the company’s stock offering in October 2007.
Income tax expense was $9,749,000 (an effective rate of 39.2%) and $17,716,000 (an effective rate of 40.8%) for the three and six months ended July 31, 2008, respectively, compared to $8,486,000 (an effective rate of 47.0%) and $14,152,000 (an effective rate of 44.4%) for the same periods last year. The improvements in the effective rate primarily result from the favorable resolution of certain tax audits during the current year. The effective rates in excess of statutory federal rates for the periods were due primarily to the impact of non-deductible expenses and the tax treatment of certain foreign operations.
Water Infrastructure Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues	$196,005	$159,840	$376,578	$313,349
Income before income taxes	13,150	11,941	22,339	23,775
Water infrastructure revenues increased 22.6% to $196,005,000 and 20.2% to $376,578,000 for the three and six months ended July 31, 2008, respectively, as compared to $159,840,000 and $313,349,000 for the same periods last year. The increases in revenues for the three and six months ended, respectively, were primarily attributed to $6,157,000 and $12,505,000 from acquisitions, $11,592,000 and $15,975,000 from increases in water and wastewater treatment plant construction primarily in the southeastern United States, and $4,805,000 and $11,434,000 from sewer rehabilitation.
Income before income taxes for the water infrastructure division increased 10.1% to $13,150,000 and decreased 6.0% to $22,339,000 for the three and six months ended July 31, 2008, respectively, compared to $11,941,000 and $23,775,000 for the same periods last year. Included in last year’s income before income taxes for the six months was $1,626,000 in non-recurring recovery of previously written off costs associated with a ground water transfer project in Texas. Excluding this item, the increases in income before income taxes for the three and six months ended, respectively, were primarily attributable to increases of $1,804,000 and $1,739,000 in earnings from water and wastewater treatment plant construction and $900,000 and $1,692,000 from sewer rehabilitation, partially offset by reduced earnings from pipeline construction, primarily joint venture projects in the Atlanta area which were substantially completed in prior periods.
The backlog for the water infrastructure division at July 31, 2008 was $477,675,000 compared to $364,248,000 at July 31, 2007.
Mineral Exploration Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues	$59,575	$46,408	$110,669	$83,505
Income before income taxes	15,279	11,291	26,915	17,042
Mineral exploration revenues increased 28.4% to $59,575,000 and 32.5% to $110,669,000 for the three and six months ended July 31, 2008, respectively, compared to $46,408,000 and $83,505,000 for the same periods last year. The increases were primarily attributable to continued strength in the Company’s markets due to relatively high gold and base metal prices.
Income before income taxes for the mineral exploration division increased 35.3% to $15,279,000 and 57.9% to $26,915,000 for the three and six months ended July 31, 2008, respectively, compared to $11,291,000 and $17,042,000 for the same periods last year. The improved earnings in the division were primarily attributable to the impact of strong incremental earnings from exploration activities in the Company’s markets and an increase of $1,433,000 and $2,439,000 in equity earnings of affiliates in Latin America for the three and six month periods, respectively.
Energy Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2008	2007	2008	2007
Revenues	$12,086	$9,401	$23,965	$18,953
Income before income taxes	3,566	2,752	8,042	6,571
Energy revenues increased 28.6% to $12,086,000 and 26.4% to $23,965,000 for the three and six months ended July 31, 2008, respectively, compared to $9,401,000 and $18,953,000 for the same periods last year. The increases in revenues were attributable to both increased production from the Company’s unconventional gas properties and higher gas pricing in the Company’s market.
Income before income taxes for the energy division increased 29.6% to $3,566,000 and 22.4% to $8,042,000 for the three and six months ended July 31, 2008, respectively, compared to $2,752,000 and $6,571,000 for the same periods last year. The increases in income before income taxes were due to the increases in production and pricing noted above.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $6,970,000 and $12,821,000 for the three and six months ended July 31, 2008, respectively, compared to $5,505,000 and $10,824,000 for the same periods last year. The increases for the periods were primarily due to compensation related expenses.

Changes in Financial Condition
Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.
The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $105,000,000 of unsecured notes available to be issued before September 15, 2009. At July 31, 2008, the Company had $46,667,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds a revolving credit facility (the “Credit Agreement”) composed of an unsecured $200,000,000 revolving facility, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). At July 31, 2008, the Company had no borrowings outstanding under the Credit Agreement (see Note 4 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at July 31, 2008 and expects to remain in compliance through the foreseeable future.
The Company’s working capital as of July 31, 2008 and July 31, 2007 was $127,125,000 and $64,808,000, respectively, the primary difference being increased working capital needs due to increased business volume. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2009.
Operating Activities
Cash used in operating activities was $152,000 for the six months ended July 31, 2008 as compared to cash provided by operating activities of $22,849,000 for the six months ended July 31, 2007. The change was primarily due to additional working capital needs due to increased business volume.
Investing Activities
The Company’s capital expenditures, net of disposals, of $37,993,000 for the six months ended July 31, 2008, were split between $24,444,000 to maintain and upgrade its construction equipment and $13,549,000 toward the Company’s expansion into unconventional gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects. In the six months ended July 31, 2008, the Company spent $2,518,000 to complete an acquisition to complement its water infrastructure division.
Financing Activities
For the six months ended July 31, 2008, the Company had no incremental borrowings under its credit facilities. The Company made the scheduled principal payment of $13,333,000 on the Senior Notes in July 2008.
The Company’s contractual obligations and commercial commitments as of July 31, 2008, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior Notes	$46,667	$13,333	$26,667	$6,667	$—
Credit Agreement	—	—	—	—	—
Interest payments	8,261	3,500	4,581	180	—
Software financing obligations	1,220	359	861	—	—
Operating leases	38,634	12,661	15,355	7,560	3,058
Mineral interest obligations	719	121	399	175	24
Income tax uncertainties	1,190	1,190	—	—	—

Total contractual obligations	96,691	31,164	47,863	14,582	3,082

Standby letters of credit	16,866	16,866	—	—	—
Asset retirement obligations	1,074	—	—	—	1,074

Total contractual obligations and commercial commitments	$114,631	$48,030	$47,863	$14,582	$4,156

The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Senior Notes at fixed interest rates of 6.05% and 5.40%. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio (See Note 4 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances and interest rates as of July 31, 2008.
The Company has income tax uncertainties of $6,865,000 at July 31, 2008, that are classified as non-concurrent on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolutions of these items is uncertain, and accordingly the amounts have not been included in the table above.
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
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 11 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2008 Form 10-K and Note 4 of this Form 10-Q. As of July 31, 2008, an instantaneous change in interest rates of one percentage point would not change the Company’s annual interest expense, as we have no variable rate debt outstanding.
Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2008 Form 10-K and Note 9 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of July 31, 2008, the Company held no such hedge instruments.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income before income taxes for the six months ended July 31, 2008. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of July 31, 2008, the Company held contracts for physical delivery of 7,938,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.73 to $8.64 per MMBtu through March 2009 and from $7.33 to $10.72 per MMBtu from April 2009 to March 2010. The estimated fair value of such contracts at July 31, 2008 was $3,005,000. The Company generally intends to maintain contracts in place to cover 50% to 75% of its production. We estimate that a ten percent change in the price of natural gas would have impacted income before income taxes by approximately $833,000 for the six months ended July 31, 2008.
ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended July 31, 2008, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, for the period ended July 31, 2008, the Company concluded that its internal control over financial reporting is effective as of July 31, 2008. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.

PART II
ITEM 1 — Legal Proceedings
On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleges that the equipment leased from the Company fails to treat the water coming into the ethanol plant to required levels. The First Amended Complaint seeks damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud, in connection with the design and construction of the water treatment facility. The Company believes that it has meritorious defenses to the claims, intends to vigorously defend against them and does not believe that the claims will have a significant effect on its financial statements.
ITEM 2 — Changes in Securities
NOT APPLICABLE
ITEM 3 — Defaults Upon Senior Securities
NOT APPLICABLE
ITEM 4 — Submission of Matters to a Vote of Security Holders
          An annual meeting of stockholders was held on June 5, 2008. Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:
a)	Election of J. Samuel Butler as a Director to hold office for a term expiring at the 2009 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority
16,151,710	0	374,658
b)	Election of Nelson Obus as a Director to hold office for a term expiring at the 2009 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority
16,164,810	0	361,558
c)	Election of Donald K. Miller as a Director to hold office for a term expiring at the 2009 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority
16,045,638	0	480,730
d)	Election of Anthony B. Helfet as a Director to hold office for a term expiring at the 2009 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority
16,164,810	0	361,558

e)	Election of Andrew B. Schmitt as a Director to hold office for a term expiring at the 2009 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority
16,059,037	0	467,331
f)	Ratification and approval of the selection of the accounting firm of Deloitte and Touche LLP as the independent public accountants of the Company for the fiscal year ended January 31, 2009:

For	Against	Withheld Authority
16,394,653	130,102	1,615
ITEM 5 — Other Information
NONE
ITEM 6 — Exhibits and Reports on Form 8-K
a)	Exhibits

31(1) — Section 302 Certification of Chief Executive Officer of the Company.

31(2) — Section 302 Certification of Chief Financial Officer of the Company.

32(1) — Section 906 Certification of Chief Executive Officer of the Company.

32(2) — Section 906 Certification of Chief Financial Officer of the Company.
b)	Reports on Form 8-K

Form 8-K filed on June 3, 2008, related to the Company’s quarter ended April 30, 2008 earnings press release.

Form 8-K filed on July 14, 2008, related to a severance agreement entered into between the Company and one of its executive officers.

* * * * * * * * * *
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company (Registrant)
DATE: September 3, 2008	/s/ A.B. Schmitt
A.B. Schmitt, President
and Chief Executive Officer

DATE: September 3, 2008	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer