Form 10-Q
period 2008-10-31
LAYNE CHRISTENSEN CO
filed 2008-12-09
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

Commission File Number 001-34195
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
Yes ☐ No ☑
          There were 19,401,274 shares of common stock, $.01 par value per share, outstanding on December 1, 2008.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,	January 31,
	2008	2008
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$42,988	$73,068
Customer receivables, less allowance of $8,580 and $7,571, respectively	146,710	125,091
Costs and estimated earnings in excess of billings on uncompleted contracts	71,962	60,796
Inventories	34,735	21,020
Deferred income taxes	15,798	18,711
Income taxes receivable	7,332	866
Restricted deposits-current	500	500
Other	8,163	5,288

Total current assets	328,188	305,340

Property and equipment:
Land	8,593	8,643
Buildings	26,215	21,868
Machinery and equipment	328,130	299,642
Gas transportation facilities and equipment	38,234	30,266
Oil and gas properties	87,344	76,844
Mineral interests in oil and gas properties	20,957	18,165

	509,473	455,428
Less — Accumulated depreciation and depletion	(238,415)	(208,061)

Net property and equipment	271,058	247,367

Other assets:
Investment in affiliates	38,871	29,835
Goodwill	90,423	85,706
Other intangible assets, net	21,314	20,930
Restricted deposits-long term	2,352	505
Other	8,272	7,272

Total other assets	161,232	144,248

	$760,478	$696,955

See Notes to Consolidated Financial Statements.
- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except per share data)

	October 31,	January 31,
	2008	2008
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$76,527	$67,777
Current maturities of long term debt	20,000	13,333
Accrued compensation	33,264	36,763
Accrued insurance expense	9,390	8,158
Other accrued expenses	25,098	15,222
Acquisition escrow obligation-current	550	550
Income taxes payable	5,428	4,200
Billings in excess of costs and estimated earnings on uncompleted contracts	37,554	31,641

Total current liabilities	207,811	177,644

Noncurrent and deferred liabilities:
Long-term debt	26,667	46,667
Accrued insurance expense	10,175	9,736
Deferred income taxes	34,957	28,329
Acquisition escrow obligation-long term	2,352	505
Minority interest	75	398
Other	11,391	10,304

Total noncurrent and deferred liabilities	85,617	95,939

Common stock, par value $.01 per share, 30,000 shares authorized, 19,379 and 19,161 shares issued and outstanding, respectively	194	192
Capital in excess of par value	336,486	328,301
Retained earnings	139,707	101,866
Accumulated other comprehensive loss	(9,337)	(6,987)

Total stockholders’ equity	467,050	423,372

	$760,478	$696,955

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
	2008	2007	2008	2007
Revenues	$264,483	$225,226	$778,665	$644,685
Cost of revenues (exclusive of depreciation, depletion and amortization shown below)	199,232	164,887	580,067	472,422
Selling, general and administrative expenses	35,684	31,457	105,257	89,977
Depreciation, depletion and amortization	13,573	11,228	38,969	31,927
Other income (expense):
Equity in earnings of affiliates	4,803	2,157	11,112	6,027
Interest	(838)	(2,517)	(2,798)	(7,744)
Other income, net	467	244	1,114	769

Income before income taxes and minority interest	20,426	17,538	63,800	49,411
Income tax expense	8,561	7,688	26,277	21,840
Minority interest	362	79	362	79

Net income	$12,227	$9,929	$37,885	$27,650

Basic income per share	$0.64	$0.60	$1.98	$1.74

Diluted income per share	$0.63	$0.59	$1.94	$1.70

Weighted average shares outstanding-basic	19,246	16,477	19,157	15,857
Dilutive stock options	202	397	336	376

Weighted average shares outstanding-diluted	19,448	16,874	19,493	16,233

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Nine Months
	Ended October 31,
	(unaudited)
	2008	2007
Cash flow from operating activities:
Net income	$37,885	$27,650
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	38,969	31,927
Deferred income taxes	10,256	824
Share-based compensation	3,063	2,139
Share-based compensation excess tax benefits	(1,798)	(2,204)
Equity in earnings of affiliates	(11,112)	(6,027)
Dividends received from affiliates	2,076	1,369
Minority interest	(362)	(79)
(Gain) loss from disposal of property and equipment	42	24
Impairment of oil and gas properties	2,014	—
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in customer receivables	(15,038)	(15,102)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(11,177)	(7,770)
Increase in inventories	(14,319)	(918)
(Increase) decrease in other current assets	(2,702)	1,116
Increase in accounts payable and accrued expenses	12,142	21,678
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	5,913	(2,801)
Other, net	(4,588)	(1,374)

Cash provided by operating activities	51,264	50,452

Cash flow from investing activities:
Additions to property and equipment	(39,398)	(33,152)
Additions to gas transportation facilities and equipment	(5,149)	(2,958)
Additions to oil and gas properties	(14,817)	(13,171)
Additions to mineral interests in oil and gas properties	(2,792)	(4,908)
Proceeds from disposal of property and equipment	867	1,339
Acquisition of businesses, net of cash acquired	(8,895)	—
Distribution of restricted cash for prior year acquisitions	—	(9,627)
Payment of cash purchase price adjustments on prior year acquisitions	(33)	(2,270)
Deposit of cash into restricted accounts	(15,200)	(1,075)
Release of cash from restricted accounts	15,200	9,627

Cash used in investing activities	(70,217)	(56,195)

Cash flow from financing activities:
Borrowings under revolving credit facility	—	483,800
Repayments under revolving credit facility	—	(575,400)
Repayments of long-term debt	(13,333)	—
Proceeds from public offering of common stock, net of issuance costs	—	159,879
Issuance of common stock upon exercise of stock options	3,170	2,845
Excess tax benefit on exercise of share-based instruments	1,798	2,204
Contribution from minority interest	39	450

Cash (used in) provided by financing activities	(8,326)	73,778

Effects of exchange rate changes on cash	(2,801)	493

Net increase (decrease) in cash and cash equivalents	(30,080)	68,528
Cash and cash equivalents at beginning of period	73,068	13,007

Cash and cash equivalents at end of period	$42,988	$81,535

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
The Company is required to review the carrying value of its oil and gas properties each quarter under the full cost accounting rules of the SEC. Under these rules, capitalized costs of proved oil and gas properties, as adjusted for asset retirement obligations, may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10% (the “ceiling test”). Application of the ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the last day of the quarter, with effect given to the Company’s fixed-price natural gas contracts, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. See Note 7 for discussion of the impairment recorded in 2009. The Company believes at this time that the carrying value of its oil and gas properties is appropriate.
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
Cash and Cash Equivalents— The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. As of October 31, 2008 and January 31, 2008 the Company’s cash equivalents included $31,000,000 and $56,000,000 of short term commercial paper. The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.
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
As of October 31 and January 31, 2008, the total amount of unrecognized tax benefits recorded under FIN 48 was $7,311,000 and $6,642,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of October 31 and January 31, 2008, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $3,249,000 and $2,752,000, respectively.
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
Share-based compensation — The Company adopted SFAS No. 123R (revised December 2004), “Share-Based Compensation” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company elected to adopt the standard using the Modified Prospective Method which requires recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. As of October 31, 2008, the Company had unrecognized compensation expense of $6,965,000 to be recognized over a weighted average period of 2.15 years. The Company determines the fair value of stock-based compensation granted in the form of stock options using the Black-Scholes model.

Supplemental Cash Flow Information — The amounts paid for income taxes and interest are as follows (in thousands):

	Nine Months
	Ended October 31,
	2008	2007
Income taxes	$17,767	$15,761
Interest	2,687	7,717
The Company had earnings on restricted deposits of $28,000 and $282,000 for the nine months ended October 31, 2008 and 2007, respectively, which were treated as non-cash items as the earnings were restricted for the account of the escrow beneficiaries.
The Company also entered into financing obligations for software licenses during the nine months ended October 31, 2008 amounting to $1,220,000, payable over the next three years. The associated assets are recorded as Other Intangible Assets in the balance sheet.
New Accounting Pronouncements — In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. On February 1, 2008 the Company adopted SFAS157 for its financial assets and liabilities. The adoption of SFAS 157 did not impact the Company’s financial position, results of operations, liquidity or disclosures as there are no financial assets or liabilities that are measured at fair value on a recurring basis. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. The adoption of SFAS 157 for those nonfinancial assets within the scope of FSP 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its year-end balance sheet. These provisions of SFAS 158 were effective for the Company’s fiscal year ended January 31, 2007. In addition, beginning with the Company’s fiscal year ending January 31, 2009, SFAS 158 also generally requires a company to measure its plan assets and benefit obligations as of its fiscal year-end balance sheet date. The Company elected to apply the transition option under which a 13-month measurement was determined as of December 31, 2007 that covers the period until the fiscal year-end measurement is required on January 31, 2009. As a result, the Company recorded an approximate $44,000 decrease to retained earnings as of February 1, 2008.
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
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company will be required to adopt this standard beginning in the first quarter of the fiscal year ending January 31, 2010.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interest holders in consolidated financial statements. The Company will be required to adopt this standard beginning in the first quarter of the fiscal year ending January 31, 2010. The

Company anticipates that the adoption of SFAS 160 will result in a reclassification of minority interest into equity.
In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities and amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company will be required to adopt this standard in the first quarter of the fiscal year ending January 31, 2010. The Company does not anticipate that adoption of SFAS 161 will have a material impact on our consolidated results of operations and financial condition.
2. Acquisitions
On October 24, 2008 (the “Meadors Closing Date”), the Company acquired 100% of the stock of Meadors Construction Co., Inc. (“Meadors”), a construction company operating primarily in Florida. The operation will be combined with similar service lines and will serve to foster our further expansion into Florida and the southeast. The purchase price for Meadors was $4,557,000, consisting of cash of $4,504,000 ($700,000 of which was placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement) and costs of $53,000.
The preliminary purchase price has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses. Such amounts may be subject to revision as Meadors is integrated into the Company and the revisions may be significant and will be recorded by the Company as further adjustments to the purchase price allocation.
Based on the Company’s preliminary allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the Meadors Closing Date (in thousands):

Working capital	$823
Property and equipment	1,500
Goodwill	2,234

Total purchase price	$4,557

The $2,234,000 of goodwill was assigned to the water infrastructure segment and is expected to be deductible for tax purposes.
The results of operations of Meadors have been included in the Company’s consolidated statements of income commencing with the Meadors Closing Date. Proforma amounts for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.
On August 7, 2008 (the “M&T Closing Date”), the Company acquired certain assets and liabilities of Moore & Tabor (“M&T”), a geotechnical construction firm operating in California. The purchase price for M&T was $1,818,000, consisting of cash of $1,785,000 ($150,000 of which was placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement) and costs of $33,000. The cash portion of the purchase price is net of certain adjustments based on the value of working capital at the closing date.
The preliminary purchase price has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessment and other analyses. Such amounts may be subject to revision as M&T is integrated into the Company and the revisions may be significant and will be recorded by the Company as further adjustments to the purchase price allocation.
Based on the Company’s preliminary allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the M&T Closing Date (in thousands):

Working capital	$427
Property and equipment	798
Goodwill	593

Total purchase price	$1,818

The $593,000 of goodwill was assigned to the water infrastructure segment and is expected to be deductible for tax purposes.

The results of operations of M&T have been included in the Company’s consolidated statements of income commencing with the M&T Closing Date. Proforma amounts for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.
On May 5, 2008 (the “WHPA Closing Date”), the Company acquired certain assets and liabilities of Wittman Hydro Planning Associates (“WHPA”), a water consulting firm specializing in hydrologic systems modeling and analysis. The purchase price for WHPA was $2,519,000, consisting of cash of $2,494,000 ($300,000 of which was placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement) and costs of $25,000. The cash portion of the purchase price is net of certain adjustments based on the value of working capital at the closing date.
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
Based on the Company’s preliminary allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the WHPA Closing Date (in thousands):

Working capital	$393
Property and equipment	16
Goodwill	1,857
Patents	250
Other assets	3

Total purchase price	$2,519

The $250,000 of acquired identifiable intangible assets comprised of patents have a weighted-average useful life of 15 years. The $1,857,000 of goodwill was assigned to the water infrastructure segment and is expected to be deductible for tax purposes.
The results of operations of WHPA have been included in the Company’s consolidated statements of income commencing with the WHPA Closing Date. Proforma amounts for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.
In addition to the initial purchase price, there is contingent consideration up to a maximum of $2,500,000 (the “WHPA Earnout Amount”), which is based on a percentage of the amount by which WHPA’s earnings before interest, taxes, depreciation and amortization exceed a threshold amount during the 36 months following the acquisition. If earned, up to 80% of the WHPA Earnout Amount may be paid with Layne common stock, at the Company’s discretion. Any portion of the WHPA Earnout Amount which is ultimately paid will be accounted for as additional purchase consideration.
On December 31, 2007 (the “Tierdael Closing Date”), the Company acquired certain assets and liabilities of Tierdael Construction (“Tierdael”), a pipeline and utility construction contractor in Denver which was combined with a similar service line acquired in the acquisition of Reynolds, Inc. The purchase price for Tierdael was $7,110,000, consisting of cash of $6,646,000($665,000 of which was placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement) assumed liabilities of $226,000 and costs of $238,000. The cash portion of the purchase price is subject to certain adjustments based on the value of working capital at the closing date, settlement of which is expected in fiscal 2009. Any adjustment will be treated as an adjustment of the total purchase price.
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
Based on the Company’s preliminary allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the Tierdael Closing Date (in thousands):

Working capital	$3,983
Property and equipment	3,127

Total purchase price	$7,110

The results of operations of Tierdael have been included in the Company’s consolidated statements of income commencing with the Tierdael Closing Date. Assuming Tierdael had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues	$264,483	$231,358	$778,665	$663,081
Net income	12,227	10,157	37,885	28,334
Basic earnings per share	0.64	0.62	1.98	1.79
Diluted earnings per share	0.63	0.60	1.94	1.75
The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future. Pro forma results include adjustments for interest expense on the cash purchase price.
On November 30, 2007 (the “SolmeteX Closing Date”), the Company acquired certain assets and liabilities of SolmeteX, Inc. (“SolmeteX”), a water and wastewater research and development business and a supplier of wastewater filtration products to the dental market. The purchase price for SolmeteX was $13,586,000, consisting of cash of $13,500,000 ($1,000,000 of which was placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement) and costs of $86,000. In addition, there is contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which is based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. The SolmeteX Earnout Amount that is ultimately paid will be accounted for as additional purchase consideration. A payment of $33,000 was made in the nine months ended October 31, 2008.
The purchase price has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments, appraisals and other analyses.
Based on the Company’s allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the SolmeteX Closing Date (in thousands):

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

The results of operations of SolmeteX have been included in the Company’s consolidated statements of income commencing with the SolmeteX Closing Date. Assuming SolmeteX had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues	$264,483	$226,471	$778,665	$648,420
Net income	12,227	9,644	37,885	26,795
Basic earnings per share	0.64	0.59	1.98	1.69
Diluted earnings per share	0.63	0.57	1.94	1.65
The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future. Pro forma results include adjustments for interest expense on the cash purchase price.
On June 16, 2006, the Company acquired 100% of the stock of Collector Wells International, Inc. (“CWI”), a privately held specialty water services company that designs and constructs water supply systems. CWI was combined with a similar service line acquired in the acquisition of Reynolds, Inc. In addition to the initial purchase price, there is contingent consideration up to a maximum of $1,400,000 (the “CWI Earnout Amount”), which is based on a percentage of the amount by which CWI’s earnings before interests, taxes, depreciation and amortization exceed a threshold amount during the thirty- months following the acquisition. If earned, up to 20% of the CWI Earnout Amount may be paid with Layne common stock, at the Company’s discretion. Any portion of the CWI Earnout Amount which is ultimately paid will be accounted for as additional purchase consideration.
3. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	October 31, 2008			January 31, 2008
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill	$90,423	$—		$85,706	$—

Amortizable intangible assets:
Tradenames	$18,962	$(2,072)	29	$18,962	$(1,464)	29
Customer-related	332	(332)	2	332	(340)	2
Patents	3,152	(523)	14	2,902	(307)	14
Non-competition agreements	379	(307)	5	379	(273)	5
Other	2,512	(789)	13	1,292	(553)	22

Total amortizable intangible assets	$25,337	$(4,023)		$23,867	$(2,937)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 25 years. Total amortization expense for other intangible assets was $471,000 and $265,000 for the three months ended October 31, 2008 and 2007, respectively and $1,085,000 and $793,000 for the nine months ended October 31, 2008 and 2007 respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water
	Energy	Infrastructure	Total
Balance February 1, 2008	$950	$84,756	$85,706
Additions	—	4,717	4,717

Balance, October 31, 2008	$950	$89,473	$90,423

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
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement, plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On October 31, 2008, there were letters of credit of $16,864,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $183,136,000.
The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, leverage and minimum tangible net worth. The Company was in compliance with its covenants as of October 31, 2008.
Debt outstanding as of October 31, 2008 and January 31, 2008 was as follows (in thousands):

	October 31,	January 31,
	2008	2008
Long-term debt:
Credit Agreement	$—	$—
Senior Notes	46,667	60,000

Total debt	46,667	60,000

Less current maturities	(20,000)	(13,333)

Total long-term debt	$26,667	$46,667

5. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of October 31, 2008, the Company had committed to deliver 6,834,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.66 to $8.50 per MMBtu through March 2009 and from $7.59 to $10.58 per MMBtu from April 2009 to March 2010.
The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at October 31, 2008 was $31,242,000.
Additionally, the Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of October 31, 2008, there were no such instruments outstanding. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

6. Other Comprehensive Income (Loss)
Components of other comprehensive income (loss) are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Net income	$12,227	$9,929	$37,885	$27,650
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	(2,789)	23	(2,350)	515

Comprehensive income	$9,438	$9,952	$35,535	$28,165

The components of accumulated other comprehensive loss for the nine months ended October 31, 2008 and 2007 are as follows (in thousands):

			Accumulated
	Cumulative	Unrecognized	Other
	Translation	Pension	Comprehensive
	Adjustment	Liability	Loss
Balance, February 1, 2008	$(6,391)	$(596)	$(6,987)
Period change	(2,350)	—	(2,350)

Balance, October 31, 2008	$(8,741)	$(596)	$(9,337)

			Accumulated
	Cumulative	Unrecognized	Other
	Translation	Pension	Comprehensive
	Adjustment	Liability	Loss
Balance, February 1, 2007	$(7,151)	$(1,302)	$(8,453)
Period change	515	—	515

Balance, October 31, 2007	$(6,636)	$(1,302)	$(7,938)

7. Other Income (Expense)
Other income (expense) consisted of the following for the three and nine months ended October 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands)	2008	2007	2008	2007
Gain (loss) from disposal of property and equipment	$77	$293	$(42)	$(24)
Impairment of oil and gas properties	(2,014)	—	(2,014)	—
Settlement income	2,173	—	2,173	—
Interest income	123	54	949	132
Currency exchange gain (loss)	(22)	82	1	(138)
Other	130	(185)	47	799

Total	$467	$244	$1,114	$769

The impairment of oil and gas properties recorded in 2009 relates to the Company’s exploration project in Chile, begun in 2008. Following initial core testing and further evaluation of infrastructure requirements, it was determined that recovery of our investment was not likely and the costs were written off.
In 2009, the Company initiated litigation against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it will receive certain payments over a period through September 2009. The expected payments, net of attorney fees, were recorded as settlement income in 2009.

The gain (loss) from disposal of property and equipment relate to the Company’s efforts to monetize non-strategic assets as well as gains from disposals in the ordinary course of business.
8. Employee Benefit Plans
The Company sponsors a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits are computed based mainly on years of service. The Company makes annual contributions to the plan substantially equal to the amounts required to maintain the qualified status of the plans. Contributions are intended to provide for benefits related to past and current service with the Company. Effective December 31, 2003, the Company froze the pension plan. Benefits will no longer be accrued after December 31, 2003, and no further employees will be added to the Plan. Depending on market conditions, the Company expects to use assets of the plan to settle its benefit obligations during 2010. Assets of the plan consist primarily of stocks, bonds and government securities.
Net periodic pension cost for the three and nine months ended October 31, 2008 and 2007 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Service cost	$26	$23	$79	$72
Interest cost	125	117	374	353
Expected return on assets	(148)	(133)	(443)	(402)
Net amortization	31	60	98	180

Net periodic pension cost	$34	$67	$108	$203

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three and nine months ended October 31, 2008 and 2007 include the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Service cost	$62	$44	$186	$132
Interest cost	32	26	98	77

Net periodic pension cost	$94	$70	$284	$209

9. Stock and Stock Option Plans
In October 2008, the Company amended the Rights Agreement signed October 1998 whereby the Company has authorized and declared a dividend of one preferred share purchase right (“Right”) for each outstanding common share of the Company. Subject to limited exceptions, the Rights are exercisable if a person or group acquires or announces a tender offer for 20% or more of the Company’s common stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $75.00. The Company is entitled to redeem the Right at $0.01 per Right at any time before a person has acquired 20% or more of the Company’s outstanding common stock. The Rights expire three years from the date of grant.
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of October 31, 2008, there were an aggregate of 1,450,000 shares registered under the plans, 473,000 of which remain available to be granted under the plans. Of this amount, 250,000 shares may only be granted as stock in payment of bonuses, and 223,000 may be issued as stock or options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. For the nine months ended October 31, 2008, the Company granted approximately 39,000 restricted shares which generally ratably vest over periods of one to four years from the grant date.

The Company recognized $3,063,000 and $2,139,000 of compensation cost for these share-based plans during the nine months ended October 21, 2008 and 2007, respectively. Of these amounts, $1,026,000 and $396,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $1,184,000 and $827,000 for the nine months ended October 31, 2008 and 2007, respectively.
A summary of nonvested share activity for the nine months ended October 31, 2008, is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Grant Date	Value (in
	Shares	Fair Value	thousands)

Nonvested stock at January 31, 2008	73,863	$42.76

Granted	38,584	37.39
Vested	22,638	42.67

Nonvested stock at October 31, 2008	89,809	$40.48	$3,635

Significant option groups outstanding at October 31, 2008, related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

4/99	7,741	7,741	$4.125	6
2/00	1,900	1,900	5.500	16
4/00	13,794	13,794	3.495	18
6/04	20,000	20,000	16.600	68
6/04	77,376	77,376	16.650	68
6/05	10,000	10,000	17.540	80
9/05	157,000	94,500	23.050	83
1/06	191,481	86,365	27.870	87
6/06	10,000	10,000	29.290	92
6/06	70,000	35,000	29.290	92
6/07	65,625	13,125	42.260	104
7/07	33,000	8,250	42.760	105
9/07	3,000	750	55.480	107
2/08	74,524	—	35.710	111

	735,441	378,801

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of five to ten years from the date of grant and generally vest ratably over periods of three to five years. Transactions for stock options for the months ended October 31, 2008 were as follows:

	Stock Options
			Weighted
			Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2008	849,950	$24.54	7.36	$13,955
Granted	74,524	35.71		—
Exercised	(189,033)	17.58		6,385
Canceled	—	—		—
Forfeited	—	—		—
Expired	—	—		—

Outstanding at October 31, 2008	735,441	$27.46	7.22	$1,491

Shares Exercisable	378,801	$23.07	6.50	$1,412

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues
Water infrastructure	$198,613	$162,255	$575,191	$475,604
Mineral exploration	53,154	47,380	163,823	130,885
Energy	10,859	10,054	34,824	29,007
Other	1,857	5,537	4,827	9,189

Total revenues	$264,483	$225,226	$778,665	$644,685

Equity in earnings of affiliates
Mineral exploration	$4,803	$2,157	$11,112	$6,027

Income before income taxes and minority interest
Water infrastructure	$13,131	$10,647	$35,470	$34,422
Mineral exploration	11,908	9,033	38,823	26,075
Energy	2,631	3,263	10,673	9,834
Other	344	2,872	1,203	3,477
Unallocated corporate expenses	(6,750)	(5,760)	(19,571)	(16,653)
Interest	(838)	(2,517)	(2,798)	(7,744)

Total income before income taxes and minority interest	$20,426	$17,538	$63,800	$49,411

Geographic Information
Revenue
United States	$222,799	$182,125	$643,181	$530,234
Africa/Australia	23,222	23,027	78,059	64,770
Mexico	10,333	11,453	34,075	30,116
Other foreign	8,129	8,621	23,350	19,565

Total revenues	$264,483	$225,226	$778,665	$644,685

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
Item 1A. Risk Factors
There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on form 10-K for the year ended January 31, 2008, except as noted below.
Risks Relating To Our Business And Industry
Demand for our services is vulnerable to economic downturns and reductions in private industry and municipal spending. If general economic conditions continue to weaken and current constraints on the availability of capital continue, then our revenues, profits and our financial condition may decline.
Our customers are vulnerable to general downturns in the domestic and international economies. Consequently, our results of operations could fluctuate depending on the demand for our services. Due to the current economic downturn caused by the decline in the credit markets, many of our customers may face considerable budget shortfalls or may delay capital spending that may decrease the overall demand for our services. In addition, our customers may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets. Also, global demand for commodities has increased raw material costs, which increases the overall project cost and more rapidly depletes the funds already allocated to be spent on projects. In addition, our customers may demand better pricing terms and their ability to timely pay our invoices may be affected by an increasingly weakened economy. If the economy weakens further or municipal spending is reduced, then our revenues, net income and overall financial condition may decline.
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
     We cannot guarantee that overall demand for our mineral exploration services will increase or stay the same in the future. A material decrease in the rate of mineral exploration and development would reduce the revenue generated by our mineral exploration division. Based on current global economic uncertainties, we expect overall exploration spending to decrease at least in the short term.
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

					Period-to-Period
	Three Months		Nine Months		Change
	Ended October 31,		Ended October 31,		Three	Nine
	2008	2007	2008	2007	Months	Months
Revenues:
Water infrastructure	75.1%	72.0%	73.9%	73.8%	22.4	20.9
Mineral exploration	20.1	21.0%	21.0	20.3	12.2	25.2
Energy	4.1	4.5	4.5	4.5	8.0	20.1
Other	0.7	2.5	0.6	1.4	(66.5)	(47.5)

Total net revenues	100.0%	100.0%	100.0%	100.0%	17.4	20.8

Cost of revenues	75.3%	73.2%	74.5%	73.3%	20.8	22.8
Selling, general and administrative expenses	13.5	14.0	13.5	14.0	13.4	17.0
Depreciation, depletion and amortization	5.2	5.0	5.0	5.0	20.9	22.1
Other income (expense):
Equity in earnings of affiliates	1.8	1.0	1.4	0.9	122.7	84.4
Interest	(0.3)	(1.1)	(0.4)	(1.2)	(66.7)	(63.9)
Other, net	0.2	0.1	0.2	0.1	91.4	44.9

Income before income taxes	7.7	7.8	8.2	7.7	16.5	29.1
Income tax expense	3.2	3.4	3.3	3.4	11.4	20.3
Minority interest	0.1	—	—	—	*	*

Net income	4.6%	4.4%	4.9%	4.3%	23.1	37.0

*	not meaningful

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues
Water infrastructure	$198,613	$162,255	$575,191	$475,604
Mineral exploration	53,154	47,380	163,823	130,885
Energy	10,859	10,054	34,824	29,007
Other	1,857	5,537	4,827	9,189

Total revenues	$264,483	$225,226	$778,665	$644,685

Equity in earnings of affiliates mineral exploration	$4,803	$2,157	$11,112	$6,027

Income before income taxes and minority interest
Water infrastructure	$13,131	$10,647	$35,470	$34,422
Mineral exploration	11,908	9,033	38,823	26,075
Energy	2,631	3,263	10,673	9,834
Other	344	2,872	1,203	3,477
Unallocated corporate expenses	(6,750)	(5,760)	(19,571)	(16,653)
Interest	(838)	(2,517)	(2,798)	(7,744)

Total income before income taxes and minority interest	$20,426	$17,538	$63,800	$49,411

Revenues increased $39,257,000, or 17.4%, to $264,483,000 for the three months ended October 31, 2008, and $133,980,000, or 20.8%, to $778,665,000 for the nine months ended October 31, 2008, as compared to the same periods last year. Revenues were up across all primary divisions. A further discussion of results of operations by division is presented below.
Selling, general and administrative expenses were $35,684,000 and $105,257,000 for the three and nine months ended October 31, 2008, respectively, compared to $31,457,000 and $89,977,000 for the same periods last year. The increases for the three and nine months, respectively, were primarily the result of $1,971,000 and $5,592,000 in expenses added from acquisitions and start up operations, compensation related expense increases of $132,000 and $3,423,000 and increased insurance costs of $160,000 and $1,086,000, with the remainder spread in both periods across various categories.
Equity in earnings of affiliates were $4,803,000 and $11,112,000 for the three and nine months ended October 31, 2008, respectively, compared to $2,157,000 and $6,027,000 for the same periods last year. The increases reflect continued strong performance in mineral exploration by the Company’s affiliates in Latin America, particularly in Chile.
Depreciation, depletion and amortization were $13,573,000 and $38,969,000 for the three and nine months ended October 31, 2008, respectively, compared to $11,228,000 and $31,927,000 for the same periods last year. The increases were primarily the result of increased depletion expense of $509,000 and $2,183,000 resulting from the increase in production of unconventional gas from the Company’s energy operations and additional depreciation from property additions in the other divisions.
Interest expense decreased to $838,000 and $2,798,000 for the three and nine months ended October 31, 2008, respectively, compared to $2,517,000 and $7,744,000 for the same periods last year. The decrease resulted from the retirement of debt with proceeds of the Company’s stock offering in October 2007.
Income tax expense was $8,561,000 (an effective rate of 41.9%) and $26,277,000 (an effective rate of 41.2%) for the three and nine months ended October 31, 2008, respectively, compared to $7,688,000 (an effective rate of 43.8%) and $21,840,000 (an effective rate of 44.2%) for the same periods last year. The improvements in the effective rate primarily result from the favorable resolution of certain tax audits during the current year. The effective rates in excess of statutory federal rates for the periods were due primarily to the impact of non-deductible expenses and the tax treatment of certain foreign operations.
Water Infrastructure Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues	$198,613	$162,255	$575,191	$475,604
Income before income taxes	13,131	10,647	35,470	34,422
Water infrastructure revenues increased 22.4% to $198,613,000 and 20.9% to $575,191,000 for the three and nine months ended October 31, 2008, respectively, as compared to $162,255,000 and $475,604,000 for the same periods last year. The increases in revenues for the three and nine months ended, respectively, were primarily attributed to $12,184,000 and $24,689,000 from acquisitions, $8,169,000 and $24,144,000 from increases in water and wastewater treatment plant construction primarily in the southeastern United States, $5,189,000 and $17,370,000 from increases in specialty geoconstruction and, for the nine months, $10,328,000 in increased sewer rehabilitation.
Income before income taxes for the water infrastructure division increased 23.3% to $13,131,000 and 3% to $35,470,000 for the three and nine months ended October 31, 2008, respectively, compared to $10,647,000 and $34,422,000 for the same periods last year. Included in last year’s income before income taxes for the nine months was $1,626,000 in non-recurring income from the recovery of previously written off costs associated with a ground water transfer project in Texas. Excluding this item, the increases in income before income taxes for the three and nine months ended, respectively, were primarily attributable to increases of $1,418,000 and $3,157,000 in earnings from water and wastewater treatment plant construction and $441,000 and $2,133,000 from specialty geoconstruction and for the nine months $1,189,000 from sewer rehabilitation, partially offset by reduced earnings from pipeline construction, primarily joint venture projects in the Atlanta area which were substantially completed in prior periods.
The backlog for the water infrastructure division at October 31, 2008 was $418,162,000 compared to $376,506,000 at October 31, 2007.
Mineral Exploration Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues	$53,154	$47,380	$163,823	$130,885
Income before income taxes	11,908	9,033	38,823	26,075
Mineral exploration revenues increased 12.2% to $53,154,000 and 25.2% to $163,823,000 for the three and nine months ended October 31, 2008, respectively, compared to $47,380,000 and $130,885,000 for the same periods last year. The increases were primarily attributable to strength in the Company’s markets due to relatively high gold and base metal prices.
Income before income taxes for the mineral exploration division increased 31.8% to $11,908,000 and 48.9% to $38,823,000 for the three and nine months ended October 31, 2008, respectively, compared to $9,033,000 and $26,075,000 for the same periods last year. The improved earnings in the division were primarily due to increases of $2,646,000 and $5,085,000 in equity earnings of affiliates in Latin America for the three and nine month periods, respectively, and in the first two quarters of the nine month period strong incremental earnings from exploration activities in the Company’s other markets. Excluding the affiliates activity in Latin America, incremental earnings were only slightly up in the third quarter, as exploration activity slowed due to reduced metals prices and uncertainty in the economy.

Energy Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues	$10,859	$10,054	$34,824	$29,007
Income before income taxes	2,631	3,263	10,673	9,834
Energy revenues increased 8.0% to $10,859,000 and 20.1% to $34,824,000 for the three and nine months ended October 31, 2008, respectively, compared to $10,054,000 and $29,007,000 for the same periods last year. The increases in revenues were primarily attributable to increased production from the Company’s unconventional gas properties.
Income before income taxes for the energy division decreased 19.4% to $2,631,000 and increased 8.5% to $10,673,000 for the three and nine months ended October 31, 2008, respectively, compared to $3,263,000 and $9,834,000 for the same periods last year. Profitability for the third quarter was negatively impacted as pricing fell for the portion of the division’s production which was not covered by forward sales contracts. The increase in income before income taxes for the nine month period ending October 31, 2008, was due to the increases in production and favorable pricing in the first half of the year.
Also included in the three and nine months ended October 31, 2008, are two additional items. We recorded an impairment of oil and gas properties of $2,014,000 related to the Company’s exploration project in Chile, begun in 2008. Following initial core testing and further evaluation of infrastructure requirements, it was determined that recovery of our investment was not likely and the costs were written off. We also recorded settlement income related to litigation initiated in the current year against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it will receive certain payments over a period through September 2009. Settlement income of $2,173,000, net of attorney fees, was recorded in the quarter.
Other
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2008	2007	2008	2007
Revenues	$1,857	$5,537	$4,827	$9,189
Income before income taxes	344	2,872	1,203	3,477
Included in Other for the three and nine months ended October 31, 2007 was $3,166,000 in revenues associated with two contracts to provide consulting and logistical support for international projects in Canada and Africa. Excluding the effect of these contracts, the remainder of the operations included in this segment were consistent period over period.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $6,750,000 and $19,571,000 for the three and nine months ended October 31, 2008, respectively, compared to $5,760,000 and $16,653,000 for the same periods last year. The increases for the periods were primarily due to compensation related expenses.
Changes in Financial Condition
Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures.
The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $105,000,000 of unsecured notes available to be issued before September 15, 2009. At October 31, 2008, the Company had $46,667,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds a revolving credit facility (the “Credit Agreement”)

composed of an unsecured $200,000,000 revolving facility, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). At October 31, 2008, the Company had no borrowings outstanding under the Credit Agreement (see Note 4 of the Notes to Consolidated Financial Statements). The Company was in compliance with its financial covenants at October 31, 2008 and expects to remain in compliance through the foreseeable future.
The Company’s working capital as of October 31, 2008 and October 31, 2007 was $120,377,000 and $137,381,000, respectively, the primary difference being reduced cash levels as proceeds from the Company’s October 2007 stock offering have been invested in capital expenditures and acquisitions. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2009.
Operating Activities
Cash provided by operating activities was $51,264,000 for the nine months ended October 31, 2008 as compared to cash provided by operating activities of $50,452,000 for the nine months ended October 31, 2007. The change was primarily due to changes in working capital needs arising from business volume.
Investing Activities
The Company’s capital expenditures, net of disposals, of $61,289,000 for the nine months ended October 31, 2008, were split between $38,531,000 to maintain and upgrade its construction equipment and $22,758,000 toward the Company’s expansion into unconventional gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects. In the nine months ended October 31, 2008, the Company spent $8,895,000 on acquisitions to complement its water infrastructure division.
Financing Activities
For the nine months ended October 31, 2008, the Company had no incremental borrowings under its credit facilities. The Company made the scheduled principal payment of $13,333,000 on the Senior Notes in July 2008.
The Company’s contractual obligations and commercial commitments as of October 31, 2008, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior Notes	$46,667	$20,000	$26,667	$—	$—
Credit Agreement	—	—	—	—	—
Interest payments	7,386	3,500	3,886	—	—
Software financing obligations	1,117	423	694	—	—
Operating leases	39,277	13,533	15,914	6,535	3,295
Mineral interest obligations	722	122	400	175	25
Income tax uncertainties	1,192	1,192	—	—	—

Total contractual obligations	96,361	38,770	47,561	6,710	3,320

Standby letters of credit	16,864	16,864	—	—	—
Asset retirement obligations	1,090	—	—	—	1,090

Total contractual obligations and commercial commitments	$114,315	$55,634	$47,561	$6,710	$4,410

The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Senior Notes at fixed interest rates of 6.05% and 5.40%. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio (See Note 4 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances and interest rates as of October 31, 2008.
The Company has income tax uncertainties of $6,952,000 at October 31, 2008, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolutions of these items is uncertain, and accordingly the amounts have not been included in the table above.
The Company incurs additional obligations in the ordinary course of operations. These obligations, including but not limited to, income tax payments and pension fundings are expected to be met in the normal course of operations.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 11 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2008 Form 10-K and Note 4 of this Form 10-Q. As of October 31, 2008, an instantaneous change in interest rates of one percentage point would not change the Company’s annual interest expense, as we have no variable rate debt outstanding.
Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2008 Form 10-K and Note 10 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of October 31, 2008, the Company held no such hedge instruments.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income before income taxes for the months ended July 31, 2008. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of October 31, 2008, the Company held contracts for physical delivery of 6,834,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.66 to $8.50 per MMBtu through March 2009 and from $7.59 to $10.58 per MMBtu from April 2009 to March 2010. The estimated fair value of such contracts at October 31, 2008 was $31,242,000. The Company generally intends to maintain contracts in place to cover 50% to 75% of its production. We estimate that a ten percent change in the price of natural gas would have impacted income before income taxes by approximately $1,086,000 for the nine months ended October 31, 2008.

ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended October 31, 2008, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, for the period ended October 31, 2008, the Company concluded that its internal control over financial reporting is effective as of October 31, 2008. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.

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
ITEM 5 — Other Information
NONE
ITEM 6 — Exhibits and Reports on Form 8-K
    a) Exhibits

31	(1)	—	Section 302 Certification of Chief Executive Officer of the Company.

31	(2)	—	Section 302 Certification of Chief Financial Officer of the Company.

32	(1)	—	Section 906 Certification of Chief Executive Officer of the Company.

32	(2)	—	Section 906 Certification of Chief Financial Officer of the Company.
    b) Reports on Form 8-K
Form 8-K filed on August 28, 2008, related to the Company’s quarter ended July 31, 2008 earnings press release.
Form 8-K filed on October 14, 2008, related to the amended and restated rights agreement.

* * * * * * * * * *
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company (Registrant)
DATE: December 9, 2008	/s/ A.B. Schmitt
A.B. Schmitt, President and Chief Executive Officer

DATE: December 9, 2008	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer