Form 10-K
period 2009-01-31
LAYNE CHRISTENSEN CO
filed 2009-03-31
CIK 888504

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended January 31, 2009
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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (913) 362-0510
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value Preferred Share Purchase Rights	NASDAQ Global Select Market NASDAQ Global Select Market
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The aggregate market value of the 18,498,245 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2008, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Market on that date was $844,817,133.
At March 18, 2009, there were 19,437,132 shares of the Registrant’s Common Stock outstanding.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

PART I
Item 1. Business
General
Layne Christensen Company (“we,” “us” or the “Company”) provides drilling and construction services and related products in two principal markets: water infrastructure and mineral exploration, as well as operates as a producer of unconventional natural gas for the energy market. We operate throughout North America, as well as Africa, Australia, Europe and Brazil. We also operate through our affiliates in South America. Layne Christensen’s customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies and, to a lesser extent, agribusiness.
     We maintain our executive offices at 1900 Shawnee Mission Parkway, Mission Woods, Kansas, 66205. Our telephone number is (913) 362-0510 and our Web site address is www.laynechristensen.com. Our periodic and current reports are available, free of charge, on our Web site as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.
Market Overview
The characteristics of each of the industries in which we operate are described below. See Note 15 to the Consolidated Financial Statements for certain financial information about our operating segments and foreign operations.
Water Infrastructure
Water infrastructure demand is driven by the need to provide and protect one of earth’s most precious resources, water, which is drawn from the earth for drinking, irrigation and industrial use. Main drivers for water supply and treatment include shifting demographics and urban sprawl, deteriorating water quality and infrastructure that supplies our water, increasing water demand from industrial expansion, stricter regulation and new technology that allows us to achieve new standards of quality. The U.S. water well drilling industry is highly fragmented, consisting of several thousand regionally and locally based contractors. The majority of these contractors are primarily involved in drilling low-volume water wells for agricultural and residential customers, markets in which we do not generally participate.
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
     Demand for water and wastewater treatment services continues to grow. Increasingly stringent water quality regulations are being adopted by a variety of governing agencies. As demographic shifts occur to more water-challenged areas and the number and allowable level of regulated contaminants and impurities becomes stricter, the demand for water recycling (re-use) and conservation services, as well as new specialized treatment media and filtration methods, is expected to remain strong.
     Sewer rehabilitation demand is largely a function of deteriorating urban infrastructure and pressure from population growth. Additionally, federal and state agencies are forcing municipalities and industry to address pollution resulting from infiltration of damaged or leaking lines.
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
     Global consumption of raw materials has been driven by the rapid industrialization and urbanization of countries such as China, India, Brazil and Russia. Development in these countries generates significant demand as their populations consume increasing amounts of base and precious metals for housing, automobiles, electronics and other durable and consumer items.
     The mineral exploration market is currently experiencing an unprecedented challenge in the world financial and credit markets. Many mining companies are choosing to cut their drilling programs or to cancel them in total to conserve cash. It is expected that this market will not improve until financial and credit markets become more readily available. In addition, the current market prices for base metals have limited mining companies’ ability to seek cash for their operations through other avenues which traditionally have been available to them.
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
Energy
The unconventional natural gas market is generally categorized as a subset of the natural gas market and includes natural gas sourced from coalbeds, shale and tight sands. Large amounts of methane-rich natural gas are generated and stored in coalbeds and surrounding shales and sandstones during the coalification process, when plant material is progressively converted to coal. Production of unconventional natural gas is often accompanied by significant environmental and operational challenges, including disposal of large quantities of water, sometimes saline, that are unavoidably produced with the natural gas. According to data from the Energy Information Administration (“EIA”), unconventional natural gas production increased from 15% of all U.S. natural gas production in 1990 to 46% of U.S. natural gas production in 2006. As important, unconventional natural gas contribution is forecasted to grow to 49% of U.S. natural gas production by 2030 based on EIA projections. Factors influencing the demand for unconventional natural gas include levels of consumption, availability of natural gas domestically and commodity prices. The exploration and production of unconventional natural gas domestically is driven by the production and use imbalance of natural gas in the U.S. and the economic feasibility from continued advances in drilling completion and production technology. According to EIA data, the U.S. produces approximately 85% of the natural gas that it consumes each year, with the balance coming from imported natural gas from Canada and from imported liquefied natural gas. Unconventional natural gas is widely accepted to be a primary future source of domestic supply. Our approximately 275,000 gross acres within the Cherokee Basin and New Albany Shale positions us well to provide natural gas to the domestic market.
Business Strategy
Our growth strategy
Our growth strategy is to expand our current product and service offerings and build attractive extensions of our current divisions driven by our core competencies. The key elements of this strategy include:
Expand our bundled service capabilities and geographic platform and focus on industrial end-markets for water and wastewater treatment services
We expect to expand our presence in the water well drilling and development, pump installation, well rehabilitation and specialty drilling markets by executing our proven operating strategies that we believe have made us the leader in each of these fragmented markets. We believe the growth in these market sectors will be driven by bundling products and services and marketing these offerings to a focused group of users of treatment and distribution facilities. These include municipalities, investor-owned water utilities, industrial companies and developers. By offering these services on a bundled basis, we believe we can enable our customers to expedite the typical design-build project. This will allow them to achieve economies and efficiencies over traditional unbundled services, as well as expand our market share among our existing customer base.
     In addition, we are aggressively seeking to expand our water infrastructure market penetration across the U.S. by combining the service offerings provided by our recent acquisitions with our well-established relationships. Cross-selling broad service offerings into our existing base of traditional customers should enable us to expand our market share in the water infrastructure market. We intend to continue our geographic penetration primarily through organic growth, but will also seek acquisition opportunities that facilitate our access to new markets and service capabilities.
     We believe our leading position as a provider of water and wastewater treatment services for small- to medium-sized plants for the municipal end-market enhances our ability to provide complementary services to industrial end-markets. We intend to market our water infrastructure service offerings aggressively to customers in the power generation, pharmaceuticals, food and beverage and other key industrial segments. These end-markets represent large, growing and profitable opportunities that allow us to leverage our existing municipal expertise. Increased water management systems, including boiler water treatment and scrubber wastewater treatment, will be essential to support growth in generating capacity. We expect to leverage our nationwide presence and brand recognition in water infrastructure in marketing our services to these customers.
Continue to take advantage of select market conditions in mineral exploration
We believe that we are well-positioned in many of the strategic geographic locations around the world, particularly in Africa and South America, to take advantage of opportunities in these markets. Our ability to maximize these opportunities is created in part by utilizing our local market expertise and technical competence, combined with access to transferable drilling equipment and employee training and safety programs. We intend to focus on maintenance and efficiency, as well as increased scale of our operations, to improve profitability. We plan to add new rigs and replace existing rigs with more efficient equipment that will increase our capacity to grow revenue and profitability. Our improved efficiency should also help enhance margins for our services.
Develop existing unconventional natural gas opportunities and expand presence in the upstream energy market
We are developing and expanding our existing unconventional natural gas properties in the Cherokee Basin and New Albany Shale as well as seeking opportunities in other areas. Concurrent with the development of our unconventional natural gas properties, we continue to build pipeline and natural gas gathering system infrastructure enhancing our ability to transport natural gas to market. We will continue our unconventional natural gas projects by leveraging our internal resources, engineering and geological expertise and experience in large scale developmental drilling, well completion, exploratory drilling and infrastructure engineering and operations.
Services and Products
Overview of the Company’s Drilling Techniques
The types of drilling techniques employed by the Company in its drilling activities have different applications:
•	Conventional and reverse circulation rotary drilling is used primarily in water well applications for drilling large diame-

ter wells and employs air or drilling fluid circulation for removal of cuttings and borehole stabilization.
•	Dual tube drilling, an innovation advanced by the Company primarily for mineral exploration and environmental drilling, conveys the drill cuttings to the surface inside the drill pipe. This drilling method is critical in mineral exploration drilling and environmental sampling because it provides immediate representative samples and because the drill cuttings do not contact the surrounding formation thus avoiding contamination of the borehole while providing reliable, uncontaminated samples. Because this method involves circulation of the drilling fluid inside the casing, it is highly suitable for penetration of underground voids or faults where traditional drilling methods would result in the loss of circulation of the drilling fluid, thereby preventing further penetration.
•	Diamond core drilling is used in mineral exploration drilling to core solid rock, thereby providing geologists and engineers with solid rock samples for evaluation.
•	Cable tool drilling, which requires no drilling fluid, is used primarily in water well drilling for larger diameter wells. While slower than other drilling methods, it is well suited for penetrating boulders, cobble and rock.
•	Auger drilling is used principally in environmental drilling applications for efficient completion of relatively small diameter, shallow borings or monitoring wells. Auger rigs are equipped with a variety of auger sizes and soil sampling equipment.
•	Sonic drilling provides continuous core samples of any overburden formation without the use of water or drilling additives and is able to core and drill through virtually any formation or obstruction, including bedrock. Applications include site assessments, underground storage tank investigation, delineation of contaminants, installation of monitoring wells and recovery wells, construction, geotech investigations, mineral and sand exploration, and discreet water sampling.
Water Infrastructure
We are a leading provider of water systems and water treatment facilities. We offer, on a bundled basis, a comprehensive range of design, construction and maintenance services for municipal, industrial and agricultural water and wastewater systems. We believe our water infrastructure division is the market leader in the water well drilling industry and provides a full suite of water-related products and services.
     The primary services we provide in the water infrastructure division are:
Water Systems — We offer our customers every aspect of a water system, including hydrologic design and construction, source of supply exploration, well and intake construction and pipeline installation. In fiscal 2009, these services and products generated approximately 40% of revenue in the water infrastructure division. The division provides water services in most regions of the U.S. Our target groundwater drilling market consists of high-volume water wells drilled principally for municipal and industrial customers. These wells have more stringent design specifications and are typically deeper and larger in diameter than low-volume residential and agricultural wells. We have strong technical expertise, an in-depth knowledge of U.S. geology and hydrology, a well-maintained modern fleet of appropriately sized drilling equipment and a demonstrated ability to procure sizable performance bonds often required for water related projects.
     Water supply development mainly requires the integration of hydrogeology and engineering with proven knowledge and application of drilling techniques. The drilling methods, size and type of equipment depend upon the depth of the wells and the geological formations encountered at the project site. We have extensive well archives in addition to technical personnel to determine geological conditions and aquifer characteristics. We provide feasibility studies using complex geophysical survey methods and have the expertise to analyze the survey results and define the source, depth and magnitude of an aquifer. We can then estimate recharge rates, specify required well design features, plan well field design and develop water management plans. To conduct these services, we maintain a staff of professional employees, including geological engineers, geologists, hydrogeologists and geophysicists. These attributes enable us to locate suitable water-bearing formations to meet a wide variety of customer requirements.
Well and Pump Rehabilitation — We believe we are the leader in the rehabilitation of wells and well equipment. Our involvement in the initial drilling of a well positions us to win follow-up rehabilitation business, which is generally a higher margin business than well drilling. Such rehabilitation is required periodically during the life of a well. For instance, in locations where the groundwater contains bacteria, iron, or high mineral content, screen openings may become blocked, reducing the capacity and productivity of the well.
     We offer complete diagnostic and rehabilitation services for existing wells, pumps and related equipment through a network of local offices throughout our geographic markets in the U.S. In addition to our well service rigs, we have equipment capable of conducting downhole closed circuit televideo inspections, one of the most effective methods for investigating water well problems, enabling us to effectively diagnose and respond quickly to well and pump performance problems. Our trained and experienced personnel can perform a variety of well rehabilitation techniques, both chemical and mechanical methods; we perform bacteriological well evaluation and water chemistry analyses to complement this effort. We also have the capability and inventory to repair, in our own machine shops, most water well pumps, regardless of manufacturer, as well as to repair well screens, casings and related equipment such as chlorinators, aerators and filtration systems.
Water and Wastewater Treatment and Plant Construction — We are well-positioned to serve the needs of our municipal and industrial customers by providing the design and construction of both water and wastewater treatment plants. Continued population growth in water-challenged regions and more stringent regulatory requirements lead to increasing needs to conserve water resources and control contaminants and impurities. For the design and construction of integrated water treatment facilities and the provision of filter media and membranes, we focus on our traditional customer base served in our water well service businesses. We offer complete water treatment solutions for various groundwater contaminants and impurities, such as volatile organics, nitrates, iron, manganese, arsenic, radium, radon, uranium and perchlorate. These design and construction solutions typically involve proprietary treatment media and filtration methods, as well as treatment equipment installed at or near the wellhead, including chlorinators, aerators, filters and controls. These services are provided in connection with surface water intakes, pumping stations and groundwater pump stations. In addition to our traditional treatment equipment and filtration media, we are actively expanding our offerings and expertise in membrane filtration technologies. We believe our proprietary technology, expertise and reputation in the industry will set us apart from competitors in this market.
Sewer Rehabilitation — We have the capability to provide a full range of rehabilitation services through traditional pipeline replacement or trenchless, cured-in-place pipe (“CIPP”) technologies through our Inliner product line. CIPP is a rehabilitation method that allows existing sewer pipelines to be repaired without the need for extensive excavation and the resultant disruption of traffic flow and other services. We continually explore new rehabilitation processes and technology.
Environmental Specialty Drilling — Customers use our environmental drilling services to assist in assessing, investigating, monitoring and characterizing water quality and aquifer parameters. The customers are typically national and regional consulting firms engaged by federal and state agencies, as well as industrial companies that need to assess, define or clean up groundwater contamination sources. We offer a wide range of environmental drilling services including: investigative drilling, installation and testing of monitoring wells to assist the customer in determining the extent of groundwater contamination, installation of recovery wells that extract contaminated groundwater for treatment, which is known as pump and treat remediation, and specialized site safety programs associated with drilling at contaminated sites. In our environmental health sciences department, we employ a full-time staff qualified to prepare site specific health and safety plans for hazardous waste cleanup sites as required by the Occupational Safety and Health Administration (“OSHA”) and the Mine Safety and Health Administration (“MSHA”).
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
     Our mineral exploration division conducts aboveground and underground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Exploratory drilling is conducted to determine if there is a minable mineral deposit, which is known as an orebody, on the site. Definitional drilling is typically conducted at a site to assess whether it would be economical to mine and to assist in mapping the mine layout. The demand for our definitional drilling services increases in recent years as new and less expensive mining techniques make it feasible to mine previously uneconomical orebodies.
     Our services are used primarily by major gold and copper producers and to a lesser extent, other base metal producers. Work for gold mining customers generates approximately half of the business in our mineral exploration division. The success of our mineral exploration division is closely tied to global commodity prices and demand for our global mining customers’ products. Our primary markets are in the western U.S., Alaska Canada, Mexico, Australia, Brazil and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our primary presence in this market.
Energy
Our energy business operates primarily in the midwestern U.S, and includes the exploration for, and acquisition, development, and production of, unconventional natural gas.
     According to the EIA, the production rate of conventional natural gas is declining, while consumption of natural gas and other cleaner-burning fuels is increasing. Unconventional natural gas burns with essentially the same efficiency as natural gas, and we believe it is an attractive substitute fuel source in the marketplace for conventional resources.
     We have developed expertise in the complex geology and engineering techniques needed to effectively develop multi-zone wells in the midwestern U.S., primarily the Cherokee Basin and New Albany Shale. As of January 31, 2009, we had approximately 275,000 gross acres under lease and 582 gross producing wells. Production from these wells increases more slowly than conventional natural gas wells and generally takes 18-24 months to reach full capacity. However, their life span is significantly longer than conventional natural gas wells. We estimate that the average life span of our current wells is approximately 15-20 years. Additionally, we continue to lease acreage for purposes of expanding our development potential. We believe the increasing demand for cleaner-burning fuels and increasingly stringent regulatory limitations to ensure air quality will have a favorable impact on the price for such fuels.
     We use fixed-price physical delivery forward sales contracts to manage price fluctuation associated with our production of unconventional natural gas and achieve a more predictable cash flow. These derivative financial instruments limit our exposure to declines in prices, but also limit the benefits if prices increase. These instruments would not fully protect us from a decline in natural gas prices. As of January 31, 2009, the Company held contracts for physical delivery of 6,183,000 million British Thermal Units (“MMBtu”) of natural gas through March 31, 2010, at prices ranging from $7.68 to $8.52 per MMBtu through March 2009, and from $7.61 to $10.67 per MMBtu from April 2009 through March 2010.

Operations
We operate on a decentralized basis, with approximately 81 sales and operations offices located in most regions of the United States as well as in Australia, Africa, Mexico, Canada, Brazil and Italy. In addition, our foreign affiliates operate out of locations in South America and Mexico.
     We are primarily organized around division presidents responsible for water infrastructure, mineral exploration and energy. Division vice presidents are responsible for geographic regions or product lines within each division and district managers are in charge of individual district office profit centers. The district managers report to their respective divisional vice president on a regular basis. Our primary marketing activities for our water infrastructure division are through the Company’s sales engineers and project managers who cultivate and maintain contacts with existing and potential customers. We also maintain a business development effort on a national basis which seeks opportunities with industrial customers. In this way, we learn of and are in a position to compete for proposed projects. In addition, water infrastructure personnel monitor industry publications for upcoming bid opportunities.
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
     In the water infrastructure division, our customers are typically municipalities and local operations of industrial businesses. Of our water infrastructure revenues in fiscal 2009, approximately 68% were derived from municipalities and approximately 11% were derived from industrial customers while the balance was derived from other customer groups. The term “municipalities” includes local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, we target customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which we believe we have competitive advantages due to our drilling expertise and financial resources.
     Customers for our mineral exploration services are primarily gold and copper producers. Our largest customers in our mineral exploration drilling business are multi-national corporations headquartered primarily in the United States, Brazil, Europe and Canada.
     We market our unconventional gas production to large energy pipeline companies and local industrial customers.
Backlog
We track backlog only in our water infrastructure division as we do not believe it has any significance for our other businesses. Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. Backlog is not necessarily a short term business indicator as there can be significant variability in the composition of the contracts and the timing of completion of the services. Our backlog for the water infrastructure division was $427.9 million at January 31, 2009, compared to $408.4 million at January 31, 2008. Our backlog as of year-end is generally completed within the following 12 to 24 months.
Seasonality
Our domestic drilling and construction activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to project sites. Additionally, our international mineral exploration customers tend to slow drilling activities surrounding the Christmas and New Year’s holidays. As a result, our revenues and earnings in the first and fourth quarters tend to be less than revenues and earnings in the second and third quarters.
Competition
Our competition for our water infrastructure division’s bundled construction services are primarily local and national specialty general contractors. Our competition in the water well drilling business consists primarily of small, local water well drilling operations and some larger regional competitors. Oil and conventional natural gas well drillers generally do not compete in the water well drilling business because the typical well depths are greater for oil and conventional natural gas and, to a lesser extent, the technology and equipment utilized in these businesses are different. Only a small percentage of all companies that perform water well drilling services have the technical competence and drilling expertise to compete effectively for high-volume municipal and industrial projects, which typically are more demanding than projects in the agricultural or residential well markets. In addition, smaller companies often do not have the financial resources or bonding capacity to compete for large projects. However, there are no proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating into larger companies more comparable in size to us. Water well drilling work is usually obtained on a competitive bid basis for municipalities, while work for industrial customers is obtained on a negotiated or informal bid basis.
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
     Treatment plant and pipeline competitors consist mostly of a few national companies. The majority of the municipal market is contracted through a public bidding process. While the majority of the market is still price driven, a growing trend supports best value proposals.
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
     In the natural gas energy production market, we compete for leases, assets, services and pipeline capacity with numerous upstream oil and natural gas production companies, many of which have greater capital and other resources than we have. In our current operations, we are not constrained by the availability of a market for our production, but do compete with other exploration and production companies for mineral leases and rights-of-way in our areas of interest.
Regulation
The services we provide are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Our operations are subject to inspection and regulation by various governmental agencies, including the Department of Transportation, OSHA and MSHA in the U.S. as well as their counterparts in foreign countries. In addition, our activities are subject to regulation under various environmental laws regarding emissions to air, discharges to water and management of wastes and hazardous substances. To the extent we fail to comply with these various regulations, we could be subject to monetary fines, suspension of operations and other penalties. In addition, these and other laws and regulations affect our mineral exploration customers and influence their determination whether to conduct mineral exploration and development. We have not and do not expect to incur significant capital expenditures to remain in compliance with these various environmental control regulations.
     Many states require regulatory mandated construction permits which typically specify that wells be constructed in accordance with applicable statutes. Various state, local and foreign laws require that water wells and monitoring wells be installed by licensed well drillers. We maintain well drilling and contractor’s licenses in those jurisdictions in which we operate and in which such licenses are required. In addition, we employ licensed engineers, geologists and other professionals necessary to the conduct of our business. In those circumstances in which we do not have a required professional license, we subcontract that portion of the work to a firm employing the necessary licensed professionals.
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
Employees
At January 31, 2009, we had approximately 3,600 employees, approximately 460 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the U.S. We believe that our relationship with our employees is satisfactory. In all of our service lines, an important competitive factor is technical expertise. As a result, we emphasize the training and development of our personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. In addition, we emphasize strict adherence to all health and safety requirements and offer incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and good safety practices. Training includes an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight-hour updates. We have a safety department staff which allows us to offer such training in-house. This staff also prepares health and safety plans for specific sites and provides input and analysis for the health and safety plans prepared by others.

     On average, our field supervisors and drillers have 22 and 13 years, respectively, of experience with us. Many of our professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. We believe that our size and reputation allow us to compete effectively for highly qualified professionals.
Legal Proceedings
We are involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of our business. As of the date of this annual report, there are no pending material legal proceedings to which we are a party or to which our property is subject, other than the Levelland complaint as discussed in Item 3.
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
Risks Relating To Our Business And Industry
Demand for our services is vulnerable to economic downturns and reductions in private industry and municipal spending. If general economic conditions continue or weaken and current constraints on the availability of capital continue, then our revenues, profits and our financial condition may decline.
Our customers are vulnerable to general downturns in the domestic and international economies. Consequently, our results of operations could fluctuate depending on the demand for our services.
     Due to the current economic downturn and the tightening in the credit markets, many of our customers will face considerable budget shortfalls or are delaying capital spending that will decrease the overall demand for our services. In addition, our customers may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets.
     We also expect current economic conditions to impact pricing for our services. Our customers may demand lower pricing as a condition of continuing our services. Negotiated prices for future work may also be impacted. We expect to see an increase in the number of competitors as other companies that do not normally operate in our markets enter seeking contracts to keep their resources employed.
     As a result of the above conditions, our revenues, net income and overall financial condition may decline.
A decline in municipal spending on water treatment and wastewater infrastructure could reduce our revenue.
For the fiscal year ended January 31, 2009, approximately 68% of our water infrastructure division revenue was derived from contracts with governmental entities or agencies. Reduced tax revenue in certain regions, or inability to access traditional sources of credit, may limit spending and new development by local municipalities, which in turn may adversely affect the demand for our services in these regions. Reductions in spending by municipalities or local governmental agencies could reduce demand for our services and reduce our revenue.
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
     A material decrease in the rate of mineral exploration and development will reduce the revenue generated by our mineral exploration division. Based on current global economic uncertainties, we expect overall exploration spending, and our revenues, to decrease at least in the short term.
Because our businesses are seasonal, our results can fluctuate significantly, which could make it difficult to evaluate our business and could cause instability in the market price of our common stock.
We periodically have experienced fluctuations in our quarterly results arising from a number of factors, including the following:
•	the timing of the award and completion of contracts;

•	the recording of related revenue; and

•	unanticipated additional costs incurred on projects.
In addition, adverse weather conditions, natural disasters, force majeure and other similar events can curtail our operations in various regions of the world throughout the year, resulting in performance delays and increased costs. Moreover, our domes-

tic activities and related revenue and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to drilling or other construction sites. As a result, our revenue and earnings in the second and third quarters tend to be higher than revenue and earnings in the first and fourth quarters. Accordingly, as a result of the foregoing as well as other factors, our quarterly results should not be considered indicative of results to be expected for any other quarter or for any full fiscal year.
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
A significant number of our contracts contain fixed prices and generally assign responsibility to us for cost overruns for the subject projects. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials, labor and other requirements. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, or our suppliers’ or subcontractors’ inability to perform, could result in substantial losses. As a result, cost and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could affect our operating results for a particular quarter. Many of our contracts also are subject to cancellation by the customer upon short notice with limited or no damages payable to us.
We have indebtedness and other contractual commitments that could limit our operating flexibility, and in turn, hinder our ability to make payments on the obligations, lessen our ability to make capital expenditures and/or increase the cost of obtaining additional financing.
As of January 31, 2009, our total indebtedness was $46.7 million, our total liabilities were $263 million and our total assets were $719 million. The current tightness in the credit markets and the terms of our credit agreements could have important consequences to stockholders, including the following:
•	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

•	a portion of our cash flow must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business;

•	our level of indebtedness could limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and

•	our credit agreements contain various operating and financial covenants that could restrict our ability to incur additional indebtedness and liens, make investments and acquisitions, transfer or sell assets, and transact with affiliates.
     If we fail to make required debt payments, or if we fail to comply with other covenants in our credit agreements, we would be in default under the terms of these and other indebtedness agreements. This may result in the holders of the indebtedness accelerating repayment of this debt.
There may be undisclosed liabilities associated with our acquisitions.
In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover including liabilities arising from non-compliance with laws and regulations by prior owners for which we, as successor owners, may be responsible.
A significant portion of our earnings is generated from our operations, and those of our affiliates, in foreign countries, and political and economic risks in those countries could reduce or eliminate the earnings we derive from those operations.
Our earnings are significantly impacted by the results of our operations in foreign countries. Our foreign operations are subject to certain risks beyond our control, including the following:
•	political, social and economic instability;

•	war and civil disturbances;

•	the taking of property through nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	tariffs, taxes and other trade barriers;

•	exchange controls and limitations on remittance of dividends or other payments to us by our foreign subsidiaries and affiliates; and

•	devaluations and fluctuations in currency exchange rates.
     Some of our contracts are not denominated in dollars, and, other than on a selected basis, we do not engage in foreign currency hedging transactions. An exchange rate fluctuation between the U.S. dollar and other currencies may have an adverse effect on our results of operations and financial condition.
     We perform work at mining operations in countries which have experienced instability in the past, or may experience instability in the future. The mining industry is subject to regulation by governments around the world, including the regions in which we have operations, relating to matters such as environmental protection, controls and restrictions on production, and, potentially, nationalization, expropriation or cancellation of contract rights, as well as restrictions on conducting business in such countries. In addition, in our foreign operations we face operating difficulties, including political instability, workforce instability, harsh environmental conditions and remote locations. We do not maintain political risk insurance. Adverse events beyond our control in the areas of our foreign operations could reduce the revenue derived from our foreign operations to the extent that contractual provisions and bilateral agreements between countries may not be sufficient to guard our interests.
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
Reductions in natural gas prices could further reduce our revenue and profit and curtail our future growth.
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
     A sharp or sustained decline in the price of natural gas would result in a commensurate reduction in our revenue, income and cash flow from the production of unconventional natural gas and could have a material adverse effect on the carrying value of our natural gas properties and the amount of our natural gas reserves. In the event prices fall substantially, we may not be able to realize a profit from our production. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for natural gas. These periods have been followed by periods of short supply of, and increased demand for, natural gas.
     Lower natural gas prices may not only decrease our revenue, profitability and cash flow, but also reduce the amount of natural gas that we can produce economically. This may result in our having to make additional downward adjustments to our estimated proved reserves which could be substantial. Further decreases in natural gas prices would render a significant number of our planned exploration projects uneconomical. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, we may be required to further write down the carrying value of our natural gas properties for impairments as a non-cash charge to earnings. We perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flow of our assets, the carrying value may not be recoverable and may, therefore, require a write-down of such carrying value. We may incur additional impairment charges in the future, which could reduce net income in the period incurred.
The current turmoil in the credit markets and poor economic conditions could negatively impact the credit worthiness of our financial counterparties.
Although we evaluate the credit capacity of our financial counterparties, current global economic conditions could negatively impact their ability to access credit. The risks of such reduction in credit capacity include:
•	non-performance of institutions with whom we negotiate gas forward pricing contracts;

•	viability of institutions holding our cash deposits in excess of FDIC insurance limits; and

•	ability of institutions with whom we have lines of credit to allow access to those funds.
If these institutions fail to fulfill their commitments to us, our access to operating cash could be restricted.
Our derivative financial instruments may not fully protect us from changes in natural gas prices.
We are exposed to fluctuations in the price of natural gas and have entered into fixed-price physical delivery forward sales contracts to manage natural gas price risk for a portion of our production. The prices at which we enter into derivative financial instruments covering our production in the future will be dependent upon commodity prices at the time we enter into these transactions, which may be substantially lower than current natural gas prices. Accordingly, our commodity price risk management strategy will not protect us from significant and sustained declines in natural gas prices received for our future production. We may not be able to obtain contracts at rates commensurate with our current contracts. Conversely, our commodity price risk management strategy may limit our ability to realize cash flow from commodity price increases. As of January 31, 2009, we had committed to deliver 6,183,000 million MMBtu of natural gas through March 2010 at prices ranging from $7.68 to $8.52 per MMBtu through March 2009, and from

$7.61 to $10.67 per MMBtu from April 2009 through March 2010.
The development of unconventional natural gas properties is capital intensive and involves assumptions and speculation that may result in a total loss of investment.
The business of exploring for and, to a lesser extent, developing and operating unconventional natural gas properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. We intend to make additional investments in our energy division and intend to continue to develop our existing properties and seek opportunities to lease additional acreage in the Cherokee Basin and other areas. Such expansion will require significant capital expenditure. We may drill wells that are unproductive or, although productive, do not produce natural gas in economic quantities. Acquisition and well completion decisions generally are based on subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, inability to renew leases relating to producing properties, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable.
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
     If these assumptions prove to be incorrect, our estimates of proved reserves, the economically recoverable quantities of natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flow from our reserves could change significantly. For example, if natural gas prices at January 31, 2009, had been $1.00 less per Mcf, then the standardized measure of our proved reserves as of that date would have decreased by $4 million, from $40 million to $36 million, and our estimated net proved reserves would have decreased by 4.7 Bcfe, from 16.6 Bcfe to 11.9 Bcfe.
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
     The present value of future net cash flow from our estimated proved reserves is not necessarily the same as the current market value of our estimated proved reserves. We base the estimated discounted future net cash flow from our estimated proved reserves on prices and costs in effect on the day of esti-

mate. However, actual future net cash flow from our natural gas properties also will be affected by factors such as:
•	the actual prices we receive for natural gas;

•	our actual operating costs in producing natural gas;

•	the amount and timing of actual production;

•	the amount and timing of our capital expenditures;

•	the supply of and demand for natural gas; and

•	changes in governmental regulations or taxation.
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
We purchase a significant amount of steel for use in connection with all of our businesses. We also purchase a significant volume of fuel to operate our trucks and equipment. The manufacture of materials used in our rehabilitation business is dependent upon the availability of resin, a petroleum-based product. At present, we do not engage in any type of hedging activities to mitigate the risks of fluctuating market prices for oil, steel or fuel and increases in the price of these materials may increase our operating costs.
The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.
As of January 31, 2009, the backlog in our water infrastructure division was approximately $428 million. This consists of the expected gross revenue associated with executed contracts, or portions thereof, not yet performed by us. We cannot assure that the revenue projected in our backlog will be realized or, if realized, will result in profit. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog. Reductions in backlog due to cancellation by a customer or scope adjustments adversely affect, potentially to a material extent, the revenue and profit we actually receive from such backlog. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog. Our backlog as of year end is generally completed within the following 12 to 24 months. Our backlog does not include any awards for work expected to be performed more than three years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.
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
We rely on third-party subcontractors to complete some of our projects. To the extent that we cannot engage subcontractors, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for subcontracted services exceeds the amount we have estimated in bidding for fixed-price work, we could experience reduced profits or losses in the performance of these contracts. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services from another source at a higher price, which could reduce the profit to be realized or result in a loss on a project for which the services were needed.
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
We sometimes enter into contractual joint ventures in order to develop joint bids on contracts. The success of these joint ventures depends largely on the satisfactory performance of our joint venture partners of their obligations under the joint venture. Under these joint venture arrangements, we may be required to complete our joint venture partner’s portion of the contract if the partner is unable to complete its portion and a bond is not available. In such case, the additional obligations could result in reduced profit or, in some cases, significant losses for us with respect to the joint venture.
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
     In addition, our operations are subject to delays in obtaining equipment and supplies and the availability of transportation for the purpose of mobilizing rigs and other equipment, particularly where rigs or mines are located in remote areas with limited infrastructure support. Our business operations are also subject to force majeure events such as adverse weather conditions, natural disasters and mine accidents or closings. If our drill site or construction operations are interrupted or suspended as a result of any such events, we could incur substantial losses of revenue and future business.
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
     As of January 31, 2009, approximately 13% of our workforce was unionized and 8 of our 33 collective bargaining agreements were scheduled to expire within the next 12 months. To the extent that disputes relating to existing or future collective bargaining agreements arise, a work stoppage could occur. If protracted, a work stoppage could substantially reduce or suspend our operations and reduce our revenue.
If we are not able to demonstrate our technical competence, competitive pricing and reliable performance to potential customers we will lose business to competitors, which would reduce our profit.
We face significant competition and a large part of our business is dependent upon obtaining work through a competitive bidding process. In our water infrastructure division, we compete with many smaller firms on a local or regional level. There are few proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to our company. Our competitors for our bundled construction services are primarily local and national specialty general contractors. In our mineral exploration division, we compete with a number of drilling companies, the largest being Boart Longyear Group, an Australian public company, and Major Drilling, a Canadian public company. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, and we face challenges in our ability to maintain growth rates. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profit. Additional competition could reduce our profit.
The cost of complying with complex governmental regulations applicable to our business, sanctions resulting from non-compliance or reduced demand resulting from increased regulations could increase our operating costs and reduce our profit.
Our drilling and other construction services are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Our operations are subject to inspection and regulation by various governmental agencies, including the Department of Transportation, OSHA and MSHA of the Department of Labor in the U.S., as well as their counterparts in foreign countries. A major risk inherent in drilling and other construction is the need to obtain permits from local authorities. Delays in obtaining permits, the failure to obtain a permit for a project or a permit with unreasonable conditions or costs could limit our ability to effectively provide our services.
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
Although we maintain insurance protection that we consider economically prudent for major losses, we have high deductible amounts for each claim under our health insurance, workers’ compensation insurance and liability insurance. Our current individual claim deductible amount is $200,000 for health insurance, $1,000,000 for liability insurance and $1,000,000 for workers’ compensation. We cannot assure you that we will have adequate funds to cover our deductible obligations or that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. In addition, we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A successful claim or damage resulting from a hazard for which we are not fully insured could increase our operating costs and reduce our profit.
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
We have been and from time to time may be named as a defendant in legal actions claiming damages in connection with drilling or other construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage that occur in connection with drilling or construction site services. To the extent that the cost of defending litigation or successful claims against us are not covered by insurance, our profit could decline, our liquidity could be significantly reduced and our operations could be impaired.
If we must write off a significant amount of intangible assets or long-lived assets, our earnings will be reduced.
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $90 million as of January 31, 2009. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $268 million as of January 31, 2009, that are reviewed for impairment annually or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination would require us to write off a substantial portion of our assets, which would reduce our earnings.
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
     In addition to outstanding shares eligible for future sale, as of January 31, 2009, 741,441 shares of our common stock were issuable under currently outstanding stock options granted to officers, directors and employees and an additional 467,000 shares are available to be granted under our stock option and employee incentive plans.
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
     We have approved a stockholders’ rights agreement between us and National City Bank, as rights agent. Pursuant to this agreement, holders of our common stock are entitled to purchase one one-hundredth (1/100) of a share of Series A junior participating preferred stock at a price of $75 per one one-hundredth of a share of preferred stock upon certain events. The purchase price is subject to appropriate adjustment for stock splits and other similar events. Generally, in the event a person or entity acquires, or initiates a tender offer to acquire, at least 20% of our then outstanding common stock, the rights will become exercisable for common stock having a value equal to two times the purchase price of the right. The existence of the stockholders’ rights agreement may discourage, delay or prevent a third party from effecting a change of control or takeover of our company that our management and board of directors oppose.
     In addition, provisions of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us or obtaining control of our company.
We are required to assess and report on our internal controls each year. Findings of inadequate internal controls could reduce investor confidence in the reliability of our financial information.
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
     These factors may lower the trading price of our common stock, regardless of our actual operating performance, and could prevent you from selling your common stock at or above the price that you paid for the common stock. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may lower the market price of our common stock.
Item 1B. Unresolved Staff Comments
We have no unresolved comments from the Securities and Exchange Commission staff.
Item 2. Properties and Equipment
Our corporate headquarters are located in Mission Woods, Kansas (a suburb of Kansas City, Missouri), in approximately 46,000 square feet of office space leased by the Company pursuant to a written lease agreement which expires December 31, 2013.

     As of January 31, 2009, we (excluding foreign affiliates) owned or leased approximately 603 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This number includes rigs used primarily in each of our service lines as well as multi-purpose rigs. In addition, as of January 31, 2009, our foreign affiliates owned or leased approximately 168 drill rigs.
     Our unconventional gas projects consist of working interests in developed and undeveloped properties primarily located in the Cherokee Basin and New Albany Shale in the midwestern U.S. We also own the gas transportation facilities and equipment that transport the gas produced from our wells.
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

	2009	2008

Proved developed (MMcf)	16,289	22,794
Proved undeveloped (MMcf)	274	27,258

Total proved reserves (MMcf)	16,563	50,052

Standardized measure of discounted cash flow (in thousands)	$40,176	$86,484

     The standardized measure of discounted cash flow is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC (using prices and costs in effect as of the date of estimation), less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. The year-end spot price used in estimating future net revenue was $3.29 and $7.53 per Mcf as of January 31, 2009 and 2008, respectively. The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by FASB pronouncements, is not intended to reflect current market conditions. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate. See the supplemental oil and gas disclosures included in the Consolidated Financial Statements for additional information pertaining to our natural gas reserves and related information. During 2009, we filed estimates of our natural gas and oil reserves for the year 2008 with the Energy Information Administration of the U. S. Department of Energy on Form EIA-23L. The data on Form EIA-23L was presented on a different basis, and included 100% of the natural gas and oil volumes from our operated properties only, regardless of our net interest. The difference between the natural gas and oil reserves reported on Form EIA-23L and those reported in this report exceeds 5%.
Productive Wells, Production and Acreage
As of January 31, 2009, we had 582 gross producing wells and 581 net producing wells. The following table sets forth revenues from sales of gas and production costs per Mcf. Revenues are presented net of third party interests.

Fiscal Years Ended January 31,	2009	2008	2007

Revenues	$7.30	$6.45	$5.95
Lease operating expenses	1.81	1.71	1.46
Transportation costs	2.43	2.06	1.88
Production and property taxes	0.20	0.18	0.16
The gross and net acreage on leases expiring in each of the following five fiscal years and thereafter are as follows:

	Gross	Net
	Acres	Acres

2010	18,697	18,697
2011	34,047	34,047
2012	20,263	20,263
2013	66,986	66,986
2014	31,859	31,859
Thereafter	157	157
Gross and net developed and undeveloped acreage as of the end of our last two fiscal years were as follows:

	Acres
Fiscal Years Ended January 31,	2009	2008

Gross developed	102,009	66,044
Net developed	101,802	65,836
Gross undeveloped	172,509	192,473
Net undeveloped	172,509	192,473
Drilling Activity
As of January 31, 2009, we had 23 gross and net wells awaiting completion. The table below sets forth the number of wells completed at any time during the period, regardless of when drilling was initiated. Most of the wells expected to be drilled in the next year will be of the development category and in the vicinity of our existing or planned construction pipeline network. Our drilling, abandonment, and acquisition activities for the periods indicated are shown below:

Fiscal Years Ended January 31,	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net

Exploratory wells:
Capable of production	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development wells:
Capable of production	116	116	92	104	148	147
Dry	—	—	—	—	—	—
Wells abandoned	—	—	—	—	—	—
Acquired wells	—	—	—	—	14	13

Net increase in capable wells	116	116	92	104	162	160

The amounts shown as gross and net development wells in 2008 are net of 18 gross and six net wells which were disposed of during the year in exchange for an overriding royalty interest.
Delivery Commitments
The Company, through its gas pipeline operations, sells its gas production primarily to gas marketing firms at the spot market and under fixed-price physical delivery forward sales contracts.

The Company expects current production will be sufficient to meet the requirements under the contracts. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the contracts.
Item 3. Legal Proceedings
On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleges that the equipment leased from the Company fails to treat the water coming into the ethanol plant to required levels. The First Amended Complaint seeks damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud, in connection with the design and construction of the water treatment facility. The Company believes that it has meritorious defenses to the claims, intends to vigorously defend against them and does not believe that the claims will have a material effect upon our business or consolidated financial position, results of operations or cash flows.
     We are involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of our business. As of the date of this annual report, there are no pending material legal proceedings to which we are a party or to which our property is subject, other than the Levelland complaint as noted above. We believe that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon our business or consolidated financial position, results of operations or cash flows.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the stockholders of the Company during the last quarter of the fiscal year ended January 31, 2009.
Item 4A. Executive Officers of the Registrant
Executive officers of the Company are appointed by the Board of Directors or the President for such terms as shall be determined from time to time by the Board or the President, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.
Set forth below are the name, age and position of each executive officer of the Company.

Name	Age	Position

Andrew B. Schmitt	60	President, Chief Executive Officer and Director
Jeffrey J. Reynolds	42	Executive Vice President and Director
Gregory F. Aluce	53	Senior Vice President and Division President — Water Resources
Eric R. Despain	60	Senior Vice President and Division President — Mineral Exploration
Steven F. Crooke	52	Senior Vice President, Secretary and General Counsel
Jerry W. Fanska	60	Senior Vice President-Finance and Treasurer
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
     Jeffrey J. Reynolds became a director and Senior Vice President on September 28, 2005, in connection with the acquisition of Reynolds, Inc. (“Reynolds”) by Layne Christensen. Mr. Reynolds served as the President of Reynolds, a company which provides products and services to the water and wastewater industries, since 2001, and he continues to serve in this capacity with Reynolds as a subsidiary of the Company. On March 30, 2006, Mr. Reynolds was promoted to an Executive Vice President of the Company.
     Gregory F. Aluce has served as Senior Vice President since April 14, 1998. Since September 1, 2001, Mr. Aluce has also served as President of the Company’s water resource division, a component of the water infrastructure division, and is responsible for the Company’s groundwater supply, well and pump rehabilitation and potable water treatment services. Mr. Aluce has over 25 years experience in various areas of the Company’s operations.
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
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol LAYN. In the year ended January 31, 2009, the Company purchased and subsequently cancelled 5,357 shares of stock related to settlement of withholding obligations. The following table sets forth the range of high and low sales prices of the Company’s stock by quarter for fiscal 2009 and 2008, as reported by the NASDAQ Global Select Market.

Fiscal Year 2009	High	Low

First Quarter	$45.83	$32.08
Second Quarter	53.37	38.79
Third Quarter	58.26	16.54
Fourth Quarter	27.80	10.36

Fiscal Year 2008	High	Low

First Quarter	$41.81	$30.21
Second Quarter	46.17	36.36
Third Quarter	59.19	38.09
Fourth Quarter	58.49	33.83
At March 18, 2009, there were 104 owners of record of the Company’s common stock.
     The Company has not paid any cash dividends on its common stock. Moreover, the Board of Directors of the Company does not anticipate paying any cash dividends in the foreseeable future. The Company’s future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of the Company and such other factors as the Board of Directors may deem relevant, as well as restrictions under the Credit Agreement between the Company and Bank of America, as administrative agent for a group of banks, the Master Shelf Agreement between the Company and Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Security Life of Denver Insurance Company, and other restrictions which may exist under other credit arrangements existing from time to time. The Credit Agreement and the Master Shelf Agreement limit the cash dividends payable by the Company.
     See Note 2 of the Notes to Consolidated Financial Statements for discussion of common stock issued by the Company during the last three years in connection with acquisitions. All such stock was unregistered.

Item 6. Selected Financial Data
The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2009, has been derived from the Company’s audited Consolidated Financial Statements. The Company completed various acquisitions in each of the fiscal years, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements or in previously filed Forms 10-K. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company’s consolidated results include the effects of the acquisitions from the date of each acquisition.
     The Company sold various operating companies during 2004 and classified their results as discontinued operations for all years presented. The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

Fiscal Years Ended January 31,	2009	2008	2007	2006	2005

Income Statement Data (in thousands, except per share data):
Revenues	$1,008,063	$868,274	$722,768	$463,015	$343,462
Cost of revenues (exclusive of depreciation, depletion, amortization and impairment shown below)	756,083	638,003	536,373	344,628	250,244
Selling, general and administrative expense	136,687	119,937	102,603	69,979	60,214
Depreciation, depletion and amortization	52,840	43,620	32,853	20,024	14,441
Impairment of oil and gas properties	28,704	—	—	—	—
Other income (expense):
Equity in earnings of affiliates	14,089	8,076	4,452	4,345	2,637
Interest	(3,614)	(8,730)	(9,781)	(5,773)	(3,221)
Other, net	3,214	1,229	2,557	900	1,220

Income from continuing operations before income taxes and minority interest	47,438	67,289	48,167	27,856	19,199
Income tax expense	21,266	30,178	21,915	13,121	9,215
Minority interest	362	145	—	(50)	(17)

Net income from continuing operations before discontinued operations	26,534	37,256	26,252	14,685	9,967
Loss from discontinued operations, net of income taxes	—	—	—	(4)	(213)

Net income	$26,534	$37,256	$26,252	$14,681	$9,754

Basic income per share:
Net income from continuing operations before discontinued operations	$1.38	$2.23	$1.71	$1.08	$0.79
Loss from discontinued operations, net of income taxes	—	—	—	—	(0.01)

Net income per share	$1.38	$2.23	$1.71	$1.08	$0.78

Diluted income per share:
Net income from continuing operations before discontinued operations	$1.37	$2.20	$1.68	$1.05	$0.77
Loss from discontinued operations, net of income taxes	—	—	—	—	(0.02)

Net income per share	$1.37	$2.20	$1.68	$1.05	$0.75

Balance Sheet Data (in thousands):
Working capital, including current maturities of debt	$128,610	$127,696	$66,989	$69,996	$54,455
Total assets	719,357	696,955	547,164	449,335	245,380
Total long term debt, excluding current maturities	26,667	46,667	151,600	128,900	60,000
Total stockholders’ equity	456,022	423,372	205,034	171,626	104,697

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
Management Overview of Reportable Operating Segments
The Company is a multinational company that provides sophisticated drilling and construction services and related products to a variety of markets, as well as operates as a producer of unconventional natural gas for the energy market. Management defines the Company’s operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the office’s own division. For example, if a mineral exploration division office performed water well drilling services, the revenues would be recorded in the mineral exploration division rather than the water infrastructure division. The Company’s reportable segments are defined as follows:
Water Infrastructure Division
This division provides a full line of water and wastewater related services and products including hydrological studies, site selection, well design, drilling and well development, pump installation and well rehabilitation. The division’s offerings include the design and construction of treatment facilities and the provision of filter media and membranes to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater. The division also offers environmental drilling services to assess and monitor groundwater contaminants.
     Through internal growth and acquisitions, the division has continued to expand its capabilities in the areas of the design and build of water and wastewater treatment plants, Ranney collector wells, water treatment product research and development, sewer rehabilitation and water and wastewater transmission lines.
     The division’s operations rely heavily on the municipal sector as approximately 68% of the division’s fiscal 2009 revenues were derived from the municipal market. The municipal sector can be adversely impacted by economic slowdowns. Reduced tax revenues can limit spending and new development by local municipalities. Generally, spending levels in the municipal sector lag an economic recession or recovery.
Mineral Exploration Division
This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.
     Demand for the Company’s mineral exploration drilling services depends upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals that often fluctuate widely and the availability of credit for mining companies. In this connection, the recent decline in the level of mineral exploration and development activities conducted by mining companies is expected to have a material adverse effect on the Company. It is expected that activity by mining companies will not improve until financial and credit markets become more readily available. The current market prices for base metals have also limited mining companies’ ability to seek cash for their operations through other avenues which have traditionally been available to them.
     The division relies heavily on mining activity in Africa where 33% of total division revenues were generated for fiscal 2009. The Company believes this concentration of risk is mitigated by working for larger international mining companies and the establishment of permanent operating facilities in Africa. Operating difficulties, including but not limited to, political instability, workforce instability, harsh environment, disease and remote locations, all create natural barriers to entry in this market by competitors. The Company believes it has positioned itself as the market leader in Africa and has established the infrastructure to operate effectively.
Energy Division
This division focuses on the exploration and production of unconventional gas properties. This division has primarily been concentrated on projects in the mid-continent region of the United States.
     The expansion of the Company’s energy segment is contingent upon significant cash investments to develop the Company’s unproved acreage. As of January 31, 2009, the Company has invested $153,570,000 in oil and gas related assets and expects to spend approximately $15,000,000 in development activities in fiscal 2010.
     The production curve for a typical unconventional gas well in the Company’s operating market is generally 15-20 years. Accordingly, the Company expects to earn a return on its investment through proceeds from gas production over the next 15-20 years.
     However, future revenues and profits will be dependent upon a number of factors including consumption levels for natural gas, commodity prices, the economic feasibility of gas exploration and production and the discovery rate of new gas reserves. The Company has 581 net producing wells on-line as of January 31, 2009.
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

	Fiscal Years Ended January 31,			Period-to-Period Change
				2009	2008
Revenues:	2009	2008	2007	vs. 2008	vs. 2007

Water infrastructure	76.1%	73.7%	73.6%	19.9%	20.2%
Mineral exploration	18.7	20.5	20.6	5.8	19.9
Energy	4.6	4.6	3.7	16.6	46.8
Other	0.6	1.2	2.1	(44.2)	(29.6)

Total revenues	100.0%	100.0%	100.0%	16.1%	20.1
Cost of revenues (exclusive of depreciation, depletion, amortization and impairment shown below)	75.0	73.5	74.2	18.5	18.9
Selling, general and administrative expense	13.6	13.8	14.2	14.0	16.9
Depreciation, depletion and amortization	5.2	5.0	4.5	21.1	32.8
Impairment of oil and gas properties	2.8	—	—	*	—
Other income (expense):
Equity in earnings of affiliates	1.4	0.9	0.6	74.5	81.4
Interest	(0.4)	(1.0)	(1.4)	(58.6)	(10.7)
Other, net	0.3	0.2	0.3	*	(51.9)

Income before income taxes and minority interest	4.7	7.8	6.6	(29.5)	39.7
Income tax expense	2.1	3.5	3.0	(29.5)	37.7
Minority interest	—	—	—	*	*

Net income	2.6%	4.3%	3.6%	(28.8)%	41.9%

*	not meaningful
Revenues, equity in earnings of affiliates and income before income taxes and minority interest pertaining to the Company’s operating segments are presented on the next page. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments.

These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors. Operating segment revenues and income before income taxes and minority interest are summarized as follows:

(in thousands)
Fiscal Years Ended January 31,	2009	2008	2007

Revenues
Water infrastructure	$766,957	$639,584	$531,916
Mineral exploration	188,918	178,482	148,911
Energy	46,352	39,749	27,081
Other	5,836	10,459	14,860

Total revenues	$1,008,063	$868,274	$722,768

Equity in earnings of affiliates
Mineral exploration	$14,089	$8,076	$4,452

Income (loss) before income taxes and minority interest
Water infrastructure	$48,399	$42,995	$35,000
Mineral exploration	39,260	37,452	26,557
Energy	(12,401)	13,075	10,680
Other	1,280	3,696	4,094
Unallocated corporate expenses	(25,486)	(21,199)	(18,383)
Interest	(3,614)	(8,730)	(9,781)

Total income before income taxes and minority interest	$47,438	$67,289	$48,167

Comparison of Fiscal 2009 to Fiscal 2008
Revenues for fiscal 2009 increased $139,789,000, or 16.1%, to $1,008,063,000 compared to $868,274,000 for fiscal 2008. Revenues were up across all primary divisions. A further discussion of results of operations by division is presented below.
     Selling, general and administrative expenses increased to $136,687,000 for fiscal 2009 compared to $119,937,000 for fiscal 2008 (13.6% and 13.8% of revenues, respectively). The increase was primarily the result of $7,497,000 in expenses added from acquisitions and start up operations, compensation related expense increases of $3,887,000, with the remainder of the increase spread across various categories.
     Depreciation, depletion and amortization increased to $52,840,000 for fiscal 2009 compared to $43,620,000 for fiscal 2008. The increase was primarily the result of increased depletion of $3,232,000 resulting from increases in production of unconventional gas from the Company’s energy operations and increased depreciation from property additions and acquisitions in the other divisions.
     The Company recorded non-cash impairments to oil and gas properties of $28,704,000 in fiscal 2009, including $26,690,000 of ceiling test impairment in the fourth quarter, as a result of a significant decline in natural gas prices and $2,014,000 related to an exploration project in Chile. There were no impairments in fiscal 2008.
     Equity in earnings of affiliates increased to $14,089,000 for fiscal 2009 compared to $8,076,000 for fiscal 2008. The increase reflects strong performance in mineral exploration by affiliates in Latin America, particularly Chile, during most of the fiscal year.
     Interest expense decreased to $3,614,000 for fiscal 2009 compared to $8,730,000 for fiscal 2008. The decrease was primarily a result of debt paid off with proceeds from the Company’s stock offering in October 2007.
     The Company’s effective tax rate was 44.8% for fiscal 2009, compared to 44.8% for fiscal 2008. The effective rates in excess of the statutory federal rate were due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.
Water Infrastructure Division

(in thousands)
Fiscal Years Ended January 31,	2009	2008

Revenues	$766,957	$639,584
Income before income taxes and minority interest	48,399	42,995
     Water infrastructure revenues increased 19.9% to $766,957,000 for fiscal 2009, from $639,584,000 for fiscal 2008. The increase in revenues was partially attributable to incremental revenues of $54,458,000 from the Company’s acquisitions and increases of $25,325,000 in water and wastewater treatment plant construction, $20,389,000 in specialty geoconstruction and $9,396,000 in sewer rehabilitation.
     Income before income taxes for the water infrastructure division increased 12.6% to $48,399,000 for fiscal 2009, compared to $42,995,000 for fiscal 2008. Included in fiscal 2008 results was $1,626,000 in non-recurring income from the recovery of previously written-off costs associated with a groundwater transfer project in Texas. Excluding this item, the increase in income was primarily attributable to increases in earnings of $3,635,000 in specialty geoconstruction, $2,527,000 in water and wastewater treatment plant construction and $1,135,000 in sewer rehabilitation.
     The backlog in the water infrastructure division was $427,863,000 as of January 31, 2009, compared to $408,404,000 as of January 31, 2008.

Mineral Exploration Division

(in thousands)
Fiscal Years Ended January 31,	2009	2008

Revenues	$188,918	$178,482
Income before income taxes and minority interest	39,260	37,452
Mineral exploration revenues increased 5.8% to $188,918,000 for fiscal 2009, compared to revenues of $178,482,000 for fiscal 2008. The increase in revenues was primarily attributable to strength in exploration activity in the Company’s markets as a result of the relatively high gold and base metal prices in the first three quarters of the year. Revenues decreased in the fourth quarter of fiscal 2009 as mining companies extended holiday mine shutdowns and delayed spending programs in response to tightening credit and economic uncertainty. We expect this revenue trend to continue into next year.
     Income before income taxes for the mineral exploration division increased 4.8% to $39,260,000 for fiscal 2009, compared to $37,452,000 for fiscal 2008. Included in income is equity in earnings of affiliates, which increased $6,013,000 over fiscal 2008. Excluding the affiliate earnings, the division’s earnings decreased $4,205,000 in earnings for the year, primarily due to the fourth quarter exploration spending slowdowns noted above.
Energy Division

(in thousands)
Fiscal Years Ended January 31,	2009	2008

Revenues	$46,352	$39,749
(Loss) income before income taxes and minority interest	(12,401)	13,075
Energy division revenues increased 16.6% to $46,352,000 for fiscal 2009, compared to revenues of $39,749,000 for fiscal 2008. The increase in revenues was primarily attributable to increased production from the Company’s unconventional gas properties.
     During the fourth quarter of fiscal 2009, the Company completed its annual determination of oil and gas reserves for the Energy division. This determination is made according to SEC guidelines and uses year end gas prices. Gas prices at January 31, 2009, used in the determination were $3.29 per Mcf, compared to $7.53 per Mcf used in January 31, 2008. As a result of the lower prices, the expected future cash flows and gas reserve volumes were significantly reduced. Accordingly, in the fourth quarter, the Company recorded a non-cash impairment charge of $26,690,000, or $16,081,000 after income tax, for the carrying value of the assets in excess of future net cash flows.
     Excluding the fourth quarter non-cash impairment charge, income before income taxes for the energy division increased 9.3% to $14,289,000 for fiscal 2009, compared to $13,075,000 for fiscal 2008. The increases were attributable to increased production, partially offset by reduced pricing in the second half of the year for the portion of the division’s production which was not covered by forward sales contracts.
     Also included in fiscal 2009, are two additional items. We recorded an impairment of oil and gas properties of $2,014,000 related to the Company’s exploration project in Chile, begun in 2008. Following initial core testing and further evaluation of infrastructure requirements, it was determined that recovery of our investment was not likely and costs were written off. We also recorded settlement income related to litigation initiated in the current year against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it will receive certain payments over a period through September 2009. Settlement income of $2,173,000 was recorded in the year for the payments received, net of attorney fees.
Other

(in thousands)
Fiscal Years Ended January 31,	2009	2008

Revenues	$5,836	$10,459
Income before income taxes and minority interest	1,280	3,696
Included in Other for fiscal 2009 and 2008 were revenues of $470,000 and $4,954,000, respectively, associated with contracts to provide consulting and logistical support for international projects in Canada and Africa. Excluding the effects of these activities, the remainder of the operations included in this segment were consistent year over year.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $25,486,000 and $21,199,000 for fiscal 2009 and 2008, respectively. The increase for the year was primarily due to compensation related expenses.
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
Water infrastructure revenues increased 20.2% to $639,584,000 for fiscal 2008, from $531,916,000 for fiscal 2007. The increase in revenues was partially attributable to incremental revenues of $49,313,000 from the Company’s acquisitions. In addition, revenues for fiscal 2008 increased by $16,486,000 from sewer rehabilitation services with the balance of revenue increases spread throughout the group.
     Income before income taxes for the water infrastructure division increased 22.8% to $42,995,000 for fiscal 2008, compared to $35,000,000 for fiscal 2007. The increase in income was primarily attributable to incremental income of approximately $5,144,000 from the Company’s acquisitions.
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
     Income before income taxes for the mineral exploration division increased 41.0% to $37,452,000 for fiscal 2008, compared to $26,557,000 for fiscal 2007. The improved income was attributable to continued strong exploration activity in the Company’s markets, especially in North America, and earnings increases of $3,624,000 by the Company’s Latin American affiliates.
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
     The division income before income taxes increased 22.4% to $13,075,000 for fiscal 2008, compared to $10,680,000 for fiscal 2007. For the year, increased income was primarily due to the increased production discussed above, offset by expenses of $947,000 associated with the operations of the Company’s concession in Chile.
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
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $21,199,000 and $18,383,000 for fiscal 2008 and 2007, respectively. The increase for the year was primarily due to the increases in wage and benefit costs of $1,028,000 and increased share based compensation to employees of $840,000.
Fluctuation in Quarterly Results
The Company historically has experienced fluctuations in its quarterly results arising from the timing of the award and completion of contracts, the recording of related revenues and unanticipated additional costs incurred on projects. The Company’s revenues on large, long-term contracts are recognized on a percentage of completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues and gross profit in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability (including those arising from contract penalty provisions) and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. A significant number of the Company’s contracts contain fixed prices and assign responsibility to the Company for cost overruns for the subject projects; as a result, revenues and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could affect the Company’s operating results for a particular quarter. Many of the Company’s contracts are also subject to cancellation by the customer upon short notice with limited or no damages payable to the Company. In addition, adverse weather conditions, natural disasters, force majeure and other similar events can curtail Company operations in various regions of the world throughout the year, resulting in performance delays and increased costs. Moreover, the Company’s domestic drilling and construction activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to project sites; as a result, the Company’s revenues and earnings in its second and third quarters tend to be higher than revenues and earnings in its first and fourth quarters. Accordingly, as a result of the foregoing as well as other factors, quarterly results should not be considered indicative of results to be expected for any other quarter or for any full fiscal year. See the Company’s Consolidated Financial Statements and Notes thereto.
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
     The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $105,000,000 of unsecured notes available to be issued before September 15, 2009. At January 31, 2009, the Company has $46,667,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds an unsecured $200,000,000 revolving credit facility (the “Credit Agreement”) which extends to November 15, 2011. At January 31, 2009, the Company had letters of credits of $15,841,000 and no borrowings outstanding under the Credit Agreement resulting in available capacity of $184,159,000.
     The Company’s Master Shelf Agreement and Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are fixed charge coverage ratio, maximum leverage ratio and minimum tangible net worth. Covenant levels and definitions are consistent between the two agreements. The Company was in compliance with its covenants as of January 31, 2009 and expects to be in compliance in fiscal 2010.
     Compliance with the financial covenants is required on a quarterly basis, using the most recent four fiscal quarters. The Company’s fixed charge coverage ratio and leverage ratio covenants are based on ratios utilizing adjusted EBITDA and adjusted EBITDAR, as defined in the agreements. Adjusted EBITDA is generally defined as consolidated net income excluding net interest expense, provision for income taxes, gains or losses from extraordinary items, gains or losses from the sale of capital assets, non-cash items including depreciation and amortization, and share-based compensation. Equity in earnings of affiliates is included only to the extent of dividends or distributions received. Adjusted EBITDAR is defined as adjusted EBITDA, plus rent expense. The Company’s tangible net worth covenant is based on stockholders’ equity less intangible assets. All of these measures are considered non-GAAP financial measures and are not intended to be in accordance with accounting principles generally accepted in the United States.
     The Company’s minimum fixed charge coverage ratio covenant is the ratio of adjusted EBITDAR to the sum of fixed charges. Fixed charges consist of rent expense, interest expense, and principal payments of long-term debt. The Company’s leverage ratio covenant is the ratio of total funded indebtedness to adjusted EBITDA. Total funded indebtedness generally consists of outstanding debt, capital leases, unfunded pension liabilities, asset retirement obligations and escrow liabilities. The Company’s tangible net worth covenant is measured based on stockholders’ equity, less intangible assets, as compared to a threshold amount defined in the agreements. The threshold is adjusted over time based on a percentage of net income and the proceeds from the issuance of equity securities.
     As of January 31, 2009 and 2008, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
(in thousands)	2009	2009	2008	2008

Minimum fixed charge coverage ratio	4.22	1.50	5.65	1.50
Maximum leverage ratio	0.44	3.00	0.57	3.25
Minimum tangible net worth	$340,280	$291,237	$313,571	$274,647
The Company’s working capital as of January 31, 2009, 2008 and 2007, was $128,610,000, $127,696,000 and $66,989,000, respectively. The increase in working capital in 2008 was attributable to remaining proceeds of the Company’s October 2007 stock offering.
     The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2010. We do not currently believe we will draw on credit facilities in fiscal 2010, however, we believe our lenders are sufficiently capitalized to meet our needs if required.
     The Company is also highly dependent on the availability of surety bonding capacity, particularly in its water infrastructure business. The Company believes it has adequate access through its insurers to meet its business requirements and growth opportunities.

Operating Activities
Cash from operating activities was $92,026,000, $80,163,000 and $74,676,000 for fiscal 2009, 2008 and 2007, respectively. The growth over the last two years was primarily due to increased earnings and related increases in accounts payable, accrued incentive compensation and income taxes payable. Operating cash is normally required in the first quarter of the subsequent fiscal year when such accrued items are paid.
Investing Activities
The Company’s capital expenditures, net of proceeds from disposals, of $79,851,000 for the year ended January 31, 2009, were split between $50,244,000 to maintain and upgrade its construction equipment and $29,607,000 toward the Company’s expansion into unconventional gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects. During the year, the Company spent $7,070,000 to complete acquisitions to complement its water infrastructure division.
     The Company’s capital expenditures, net of proceeds from disposals, of $70,037,000 for the year ended January 31, 2008, were more heavily weighted toward its water infrastructure and minerals divisions rather than unconventional gas exploration and production. Expenditures were made in those two divisions during the year to sustain capacity and improve efficiency of the equipment. Unconventional gas expenditures declined to $29,193,000 as the Company maintained its U.S. operations while carefully considering its expansion efforts on its exploration concession in Chile. Also during the year, the Company spent $20,470,000 to complete two acquisitions to complement its water infrastructure division.
     The Company’s capital expenditures, net of proceeds from disposals, of $70,166,000 for the year ended January 31, 2007, were directed primarily toward the Company’s expansion into unconventional gas exploration and production. The expenditures related to the Company’s unconventional gas efforts totaled $38,662,000 including the construction of gas pipeline infrastructure near the Company’s development projects. Also, during the year, the Company invested $27,496,000 to acquire the business of UIG, $3,809,000 to acquire the business of Collector Wells International, Inc., $1,988,000 to acquire certain producing oil and gas properties and mineral interests, and paid cash purchase price adjustments in accordance with the Reynolds purchase agreement of $6,120,000.
Financing Activities
The Company had no borrowings under its revolving credit facilities during the year ended January 31, 2009, financing the business from operations and available cash. During July, the Company made the first scheduled principal payment of $13,333,000 on the Senior Notes.
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
Contractual Obligations and Commercial Commitments
The Company’s contractual obligations and commercial commitments as of January 31, 2009, are summarized as follows:

	Payments/Expiration by Period
		Less than			More than
(in thousands)	Total	1 year	1-3 years	4-5 years	5 years

Contractual Obligations and Other Commercial Commitments
Credit Agreement principal payments	$—	$—	$—	$—	$—
Senior Notes principal payments	46,667	20,000	26,667	—	—
Interest payments	6,511	3,500	3,011	—	—
Software financing obligations	1,105	482	623	—	—
Operating leases	35,657	12,902	14,283	8,472	—
Mineral interest obligations	656	111	363	159	23
Income tax uncertainties	174	174	—	—	—

Total cash contractual obligations	90,770	37,169	44,947	8,631	23
Standby letters of credit	15,841	15,841	—	—	—
Asset retirement obligations	1,305	—	—	—	1,305

Total contractual obligations and commercial commitments	$107,916	$53,010	$44,947	$8,631	$1,328

The Company expects to meet its contractual cash obligation in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio. Interest is payable on the Senior Notes at fixed interest rates of 6.05% and 5.40% (see Note 11 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances and interest rates as of January 31, 2009.
     The Company has income tax uncertainties in the amount of $7,752,000 at January 31, 2009, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolution of these items is uncertain, and accordingly the amounts have not been included in the table above.
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
Oil and Gas Properties and Mineral Interests — The Company follows the full cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Separate full-cost pools are established for each country in which the Company has exploration activities.
     The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “ceiling test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If our net book value of oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense.
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
Accrued Insurance Expense — The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a retention limit. Estimates are recorded for health and welfare, property and casualty insurance costs that are associated with these programs. These costs are estimated based on actuarially determined projections of future payments under these programs. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.
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
Litigation and Other Contingencies — The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.
New Accounting Pronouncements — See Note 16 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and their impact on the Company.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks to which the Company is exposed are interest rate risk on variable rate debt, foreign exchange rate risk that could give rise to translation and transaction gains and losses and fluctuations in the price of natural gas.
     The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is included in Note 11 of the Notes to Consolidated Financial Statements of this Form 10-K. As of January 31, 2009, an instantaneous change in interest rates of one percentage point would not change the Company’s annual interest expense as we have no variable rate debt outstanding.
     Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada and Italy. The operations are described in Notes 1 and 15 to the Consolidated Financial Statements. The Company’s affiliates also operate in South America and Mexico (see Note 3 of the Notes to Consolidated Financial Statements). The majority of the Company’s contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 12 of the Notes to Consolidated Financial Statements). As of January 31, 2009, the Company held option contracts with an aggregate U.S. dollar notional value of $9,800,000, which are intended to hedge exposure to Australian dollar fluctuations through January 31, 2010.
     As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would impact income before income taxes by approximately $585,000, $511,000 and $416,000 for the years ended January 31, 2009, 2008 and 2007, respectively. This represents approximately 10% of the income before income taxes of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
     Foreign exchange gains and losses in the Company’s Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company’s Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange gains (losses) for the years ended January 31, 2009, 2008 and 2007, were $91,000, ($430,000) and $95,000, respectively.
     The Company is also exposed to fluctuations in the price of natural gas, which affect the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical delivery forward sales contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of January 31, 2009, the Company held contracts for physical delivery of 6,183,000 million British Thermal Units (“MMBtu”) of natural gas through March 31, 2010, at prices ranging from $7.68 to $8.52 per MMBtu through March 2009, and from $7.61 to $10.67 per MMBtu from April 2009 through March 2010. The estimated fair value of such contracts at January 31, 2009, was $27,950,000. The Company generally intends to maintain contracts in place to cover 50% to 75% of its production, although if gas prices remain low, the Company may slow production and cover 100% of gas sold in 2010.
     We estimate that a 10% change in the price of natural gas would have impacted income before taxes by approximately $1,652,000 for the year ended January 31, 2009.

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

/s/ A. B. Schmitt	/s/ Jerry W. Fanska

Andrew B. Schmitt President and Chief Executive Officer	Jerry W. Fanska Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas
     We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries at January 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, on February 1, 2007. Additionally, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based compensation upon the adoption of Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payments,” on February 1, 2006, and, as discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for pension and post retirement benefits as of January 31, 2007, to conform to SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Kansas City, Missouri
March 31, 2009

Layne Christensen Company and Subsidiaries
Consolidated Balance Sheets

(in thousands, except per share data)
January 31,	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$67,165	$73,068
Customer receivables, less allowance of $7,878 and $7,571, respectively	116,234	125,091
Costs and estimated earnings in excess of billings on uncompleted contracts	63,638	60,796
Inventories	31,329	21,020
Deferred income taxes	16,561	18,711
Income taxes receivable	6,806	866
Restricted deposits — current	774	500
Other	10,063	5,288

Total current assets	312,570	305,340

Property and equipment:
Land	8,586	8,643
Buildings	27,209	21,868
Machinery and equipment	336,166	299,642
Gas transportation facilities and equipment	39,825	30,266
Oil and gas properties	92,497	76,844
Mineral interests in oil and gas properties	21,248	18,165

	525,531	455,428
Less — accumulated depreciation and depletion	(278,786)	(208,061)

Net property and equipment	246,745	247,367

Other assets:
Investment in affiliates	40,973	29,835
Goodwill	90,029	85,706
Other intangible assets, net	21,002	20,930
Restricted deposits — long term	1,155	505
Other	6,883	7,272

Total other assets	160,042	144,248

	$719,357	$696,955

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$62,575	$67,777
Current maturities of long term debt	20,000	13,333
Accrued compensation	36,252	36,763
Accrued insurance expense	9,173	8,158
Other accrued expenses	17,626	15,222
Acquisition escrow obligation — current	824	550
Income taxes payable	3,254	4,200
Billings in excess of costs and estimated earnings on uncompleted contracts	34,256	31,641

Total current liabilities	183,960	177,644

Noncurrent and deferred liabilities:
Long-term debt	26,667	46,667
Accrued insurance expense	9,947	9,736
Deferred income taxes	29,063	28,329
Acquisition escrow obligation — long term	1,155	505
Other	12,468	10,304

Total noncurrent and deferred liabilities	79,300	95,541

Minority interest	75	398
Contingencies
Stockholders’ equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,383 and 19,161 shares issued and outstanding, respectively	194	192
Capital in excess of par value	337,528	328,301
Retained earnings	128,353	101,866
Accumulated other comprehensive loss	(10,053)	(6,987)

Total stockholders’ equity	456,022	423,372

	$719,357	$696,955

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Income

(in thousands, except per share data)
Years Ended January 31,	2009	2008	2007

Revenues	$1,008,063	$868,274	$722,768
Cost of revenues (exclusive of depreciation, depletion, amortization and impairment shown below)	756,083	638,003	536,373
Selling, general and administrative expense	136,687	119,937	102,603
Depreciation, depletion and amortization	52,840	43,620	32,853
Impairment of oil and gas properties	28,704	—	—
Other income (expense):
Equity in earnings of affiliates	14,089	8,076	4,452
Interest	(3,614)	(8,730)	(9,781)
Other, net	3,214	1,229	2,557

Income before income taxes and minority interest	47,438	67,289	48,167
Income tax expense	21,266	30,178	21,915
Minority interest	362	145	—

Net income	$26,534	$37,256	$26,252

Basic income per share	$1.38	$2.23	$1.71

Diluted income per share	$1.37	$2.20	$1.68

Weighted average shares outstanding — basic	19,191	16,670	15,320
Dilutive stock options and unvested shares	195	268	311

Weighted average shares outstanding — diluted	19,386	16,938	15,631

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

					Accumulated
			Capital In		Other
	Common Stock		Excess of	Retained	Comprehensive
(in thousands, except share data)	Shares	Amount	Par Value	Earnings	Income (Loss)	Total

Balance, February 1, 2006	15,233,472	152	141,023	37,893	(7,442)	171,626
Comprehensive income:
Net income	—	—	—	26,252	—	26,252
Other comprehensive income:
Foreign currency translation adjustments, net of income tax expense of $35	—	—	—	—	291	291

Comprehensive income						26,543

Issuance of unvested shares	1,000	—	—	—	—	—
Adjustment to initially apply SFAS 158, net of income tax benefit of $819	—	—	—	—	(1,302)	(1,302)
Issuance of stock upon acquisition of business	45,563	1	1,262	—	—	1,263
Issuance of stock upon exercise of options	237,689	2	3,008	—	—	3,010
Income tax benefit on exercise of options	—	—	1,654	—	—	1,654
Share-based compensation	—	—	2,240	—	—	2,240

Balance, January 31, 2007	15,517,724	155	149,187	64,145	(8,453)	205,034
Comprehensive income:
Net income	—	—	—	37,256	—	37,256
Other comprehensive income:
Foreign currency translation adjustments, net of income tax expense of $424	—	—	—	—	760	760

Comprehensive income						38,016

Issuance of unvested shares	73,863	1	(1)	—	—	—
Cumulative effect of adoption of FIN 48	—	—	—	465	—	465
Change in unrecognized pension liability, net of income tax expense of $445	—	—	—	—	706	706
Proceeds from public offering, net	3,105,000	31	159,848	—	—	159,879
Issuance of stock upon acquisition of business	249,023	3	10,979	—	—	10,982
Issuance of stock upon exercise of options	215,106	2	2,902	—	—	2,904
Income tax benefit on exercise of options	—	—	2,360	—	—	2,360
Share-based compensation	—	—	3,026	—	—	3,026

Balance, January 31, 2008	19,160,716	192	328,301	101,866	(6,987)	423,372
Comprehensive income:						—
Net income	—	—	—	26,534	—	26,534
Other comprehensive income:
Foreign currency translation adjustments, net of income benefit of $844	—	—	—	—	(2,549)	(2,549)
Change in unrealized loss on foreign exchange contracts, net of income tax benefit of $62	—	—	—	—	(96)	(96)
Change in unrecognized pension liability, net of income tax benefit of $271		—	—	—	(421)	(421)

Comprehensive income						23,468

Issuance of unvested shares	38,584	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(5,357)	—	(245)	—	—	(245)
Cumulative effect of adoption of SFAS 158	—	—	—	(47)	—	(47)
Issuance of stock upon exercise of options	189,033	2	3,321	—	—	3,323
Income tax benefit on exercise of options	—	—	2,067	—	—	2,067
Share-based compensation	—	—	4,084	—	—	4,084

Balance, January 31, 2009	19,382,976	$194	$337,528	$128,353	$(10,053)	$456,022

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)
Years Ended January 31,	2009	2008	2007

Cash flow from operating activities:
Net income	$26,534	$37,256	$26,252
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	52,840	43,620	32,853
Deferred income taxes	3,166	2,364	(2,985)
Equity in earnings of affiliates	(14,089)	(8,076)	(4,452)
Dividends received from affiliates	2,951	2,521	1,502
Minority interest	(362)	(145)	—
Gain on disposal of property and equipment	(30)	(671)	(994)
Impairment of oil and gas properties	28,704	—	—
Gain on sale of mineral concession	—	—	(920)
Share-based compensation	4,084	3,026	2,240
Share-based compensation excess tax benefits	(1,911)	(2,313)	(1,382)
Changes in current assets and liabilities, (exclusive of effects of acquisitions and disposals):
(Increase) decrease in customer receivables	13,735	(9,616)	(7,691)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(1,531)	(9,205)	(10,044)
(Increase) decrease in inventories	(10,867)	(1,788)	462
(Increase) decrease in other current assets	(4,949)	602	598
Increase (decrease) in accounts payable and accrued expenses	(8,478)	27,512	27,522
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	2,615	(2,648)	12,312
Other, net	(386)	(2,276)	(597)

Cash from operating activities	92,026	80,163	74,676

Cash flow used in investing activities:
Additions to property and equipment	(51,416)	(44,177)	(36,150)
Additions to gas transportation facilities and equipment	(6,739)	(5,327)	(12,413)
Additions to oil and gas properties	(19,786)	(18,216)	(23,075)
Additions to mineral interests in oil and gas properties	(3,082)	(5,650)	(3,174)
Payment of cash purchase price adjustment on prior year acquisitions	(33)	(2,270)	(6,120)
Proceeds from disposal of property and equipment	1,172	3,333	4,646
Proceeds from sale of mineral concession	—	—	920
Acquisition of businesses, net of cash acquired	(7,070)	(20,470)	(31,305)
Acquisition of oil and gas properties and mineral interests	—	—	(1,988)
Deposit of cash into restricted accounts	(15,200)	(2,075)	(4,473)
Release of cash from restricted accounts	16,126	9,627	5,597
Distribution of restricted cash for prior year acquisition	(926)	(9,627)	—
Return of capital from affiliates	—	—	411

Cash used in investing activities	(86,954)	(94,852)	(107,124)

Cash flow from financing activities:
Borrowings under revolving credit facilities	—	483,800	425,925
Repayments under revolving credit facilities	—	(575,400)	(403,225)
Repayments of long-term debt	(13,333)	—	—
Proceeds from public offering of common stock, net of issuance costs	—	159,879	—
Issuances of common stock	3,323	2,904	3,010
Excess tax benefit on exercise of share-based instruments	1,911	2,313	1,382
Purchases of treasury stock	(245)	—	—
Contribution by minority interest	39	543	—

Cash from (used in) financing activities	(8,305)	74,039	27,092

Effects of exchange rate changes on cash	(2,670)	711	380

Net increase (decrease) in cash and cash equivalents	(5,903)	60,061	(4,976)
Cash and cash equivalents at beginning of year	73,068	13,007	17,983

Cash and cash equivalents at end of year	$67,165	$73,068	$13,007

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
Description of Business — Layne Christensen Company and subsidiaries (together, the “Company”) provide drilling and construction services and related products in two principal markets: water infrastructure and mineral exploration, as well as being a producer of unconventional natural gas for the energy market. The Company operates throughout North America as well as in Africa, Australia, Europe and Brazil. Its customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and, to a lesser extent, agribusiness. In mineral exploration, the Company has ownership interest in certain foreign affiliates operating in South America, with facilities in Chile and Peru (see Note 3).
Fiscal Year — References to years are to the fiscal years then ended.
Investment in Affiliated Companies — Investments in affiliates (20% to 50% owned) in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.
Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany transactions have been eliminated. Financial information for the Company’s affiliates and certain foreign subsidiaries is reported in the Company’s consolidated financial statements with a one-month lag in reporting periods.
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
Foreign Currency Transactions and Translation — The cash flows and financing activities of the Company’s Mexican and African operations are primarily denominated in the U.S. dollar. Accordingly, these operations use the U.S. dollar as their functional currency and remeasure monetary assets and liabilities at year-end exchange rates while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at the average rates in effect during the year, except for depreciation, certain cost of revenues and selling expenses which are remeasured at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence.
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
     Net foreign currency transaction gains (losses) for 2009, 2008 and 2007 were $91,000, ($430,000) and $95,000, respectively.
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
Inventories — The Company values inventories at the lower of cost (first-in, first-out) or market. Allowances are recorded for inventory considered to be excess or obsolete. Inventories consist primarily of parts and supplies.
Property and Equipment and Related Depreciation — Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $39,432,000, $33,933,000 and $26,825,000 in 2009, 2008 and 2007, respectively. The lives used for the items within each property classification are as follows:

Years

Buildings	15 — 35
Machinery and equipment	3 — 10
Gas transportation facilities and equipment	15

Oil and Gas Properties and Mineral Interests — The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Separate full-cost pools are established for each country in which the Company has exploration activities. Depletion expense was $11,816,000, $8,504,000 and $4,917,000 in 2009, 2008 and 2007, respectively.
     The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “ceiling test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If our net book value of oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Application of the ceiling test generally requires pricing future revenues at the unescalated prices in effect as of the last day of the quarter, with effect given to the Company’s fixed-price physical delivery forward sales contracts, and requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. See Note 4 for a discussion of the impairments recorded in 2009.
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
Goodwill and Intangibles — The Company accounts for goodwill and other intangible assets in accordance with SFAS 142, “Goodwill and Other Intangible Assets.” Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized over their estimated useful lives, which range from two to 40 years.
     The impairment evaluation for goodwill is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The result ing implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.
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
Other Long-Lived Assets — In the event of an indication of possible impairment, the Company evaluates the carrying value of long-lived assets, including the Company’s gas transportation facilities and equipment, by performing an analysis of the anticipated future net cash flows of the related long-lived assets and reducing their carrying value by the excess, if any, of the result of such calculation. The Company believes at this time that the carrying value and useful lives of its long-lived assets continue to be appropriate.

Cash and Cash Equivalents — The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents included $56,000,000 of short term commercial paper as of January 31, 2008 (none was held as of January 31, 2009). The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.
Restricted Deposits — Restricted deposits consist of escrow funds associated with acquisitions as described in Note 2 of the Notes to Consolidated Financial Statements.
Accrued Insurance Expense — Costs estimated to be incurred in the future for employee health and welfare benefits, workers’ compensation, property and casualty insurance programs resulting from claims which have been incurred are accrued currently. Under the terms of the Company’s agreement with the various insurance carriers administering these claims, the Company is not required to remit the total premium until the claims are actually paid by the insurance companies.
Fair Value of Financial Instruments — The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 2009 and 2008, because of the relatively short maturity of those instruments. See Note 11 for disclosure regarding the fair value of indebtedness of the Company and Note 12 for disclosure regarding the fair value of derivative instruments.
Litigation and Other Contingencies — The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. The Company accrues its best estimate of the probable cost for the resolution of legal claims. Such estimates are developed in consultation with counsel handling these matters and are based upon a combination of litigation and settlement strategies. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.
Derivatives — The Company follows SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Under SFAS 133, the Company accounts for its unrealized hedges of forecast costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, if material, are recorded in accumulated other comprehensive income in stockholders’ equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives change in fair value, if any, is immediately recognized in operations. In addition, the Company has entered into fixed-price natural gas contracts to manage fluctuations in the price of natural gas. These contracts result in the Company physically delivering gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Supplemental Cash Flow Information —The amounts paid for income taxes and interest are as follows:

(in thousands)	2009	2008	2007

Income taxes	$18,843	$20,704	$15,489
Interest	3,054	8,721	9,564
     The Company had earnings on restricted deposits of $30,000 and $287,000 for 2009 and 2008, which was treated as a non-cash item as it was restricted for the account of the escrow beneficiaries.
     During the year ended January 31, 2009, the Company entered into financing obligations for software licenses amounting to $1,298,000, payable over three years. The associated assets are recorded as Other Intangible Assets in the balance sheet.
     In connection with the Reynolds acquisition (see Note 2), during the year ended January 31, 2008, the Company settled the Earnout Amount on a discounted basis for $13,252,000, consisting of $2,270,000 in cash and 249,023 shares of common stock (valued at $10,982,000).
     In connection with the Collector Wells Acquisition (see Note 2), during the year ended January 31, 2007, the Company issued 45,563 shares of common stock. The shares were valued at $1,263,000 based upon a five-day average of the closing price of the stock two days before and two days after the terms of the acquisition were agreed to and publicly announced.
Income Taxes — Income taxes are provided using the asset/ liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of those funds considered to be invested indefinitely (see Note 8).
Earnings Per Share — Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. Options to purchase 176,149, 3,000 and 3,000 shares have been excluded from weighted average shares in 2009, 2008 and 2007, respectively, as their effect was antidilutive. A total of 73,587, none and 668 unvested shares have been excluded from weighted average shares in 2009, 2008 and 2007, respectively, as their effect was antidilutive.

Shared-Based Compensation — The Company adopted SFAS 123R (revised December 2004), “Share-Based Compensation” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company adopted the standard using the Modified Prospective Method which required recognition of compensation expense related to all unvested share-based instruments as of the effective date over the remaining term of the instrument. As a result of adopting SFAS 123R on February 1, 2006, income before income taxes was $2,186,000 lower for the year ended January 31, 2007, and net income was $1,509,000 (or $0.10 per share basic and diluted earnings) lower for the year ended January 31, 2007, than if we had continued to account for share-based compensation under APB 25. As of January 31, 2009, the Company had unrecognized compensation expense of $6,024,000 to be recognized over a weighted average period of 1.94 years. The Company determines the fair value of share-based compensation using the Black-Scholes model.
     Unearned compensation expense associated with the issuance of unvested shares is amortized on a straight-line basis as the restrictions on the stock expire. As required by SFAS 123R, unearned compensation of $44,000, which was previously reflected as a reduction to shareholders’ equity as of January 31, 2006, was reclassified as a reduction to additional paid in capital as of February 1, 2006.
Other Comprehensive Loss — Accumulated balances, net of income taxes, of Other Comprehensive Loss are as follows:

			Unrealized	Accumulated
	Cumulative	Unrecognized	Loss On	Other
	Translation	Pension	Exchange	Comprehensive
(in thousands)	Adjustment	Liability	Contracts	Loss

Balance, January 31, 2007	$(7,151)	$(1,302)	$—	$(8,453)
Period change	760	706	—	1,466

Balance, January 31, 2008	$(6,391)	$(596)	$—	$(6,987)
Period change	(2,549)	(421)	(96)	(3,066)

Balance, January 31, 2009	$(8,940)	$(1,017)	$(96)	$(10,053)

(2) Acquisitions
Fiscal Year 2009
The company completed three acquisitions during fiscal 2009 as described below:
•	On October 24, 2008, the Company acquired 100% of the stock of Meadors Construction Co., Inc. (“Meadors”), a construction company operating primarily in Florida. The operation will be combined with similar service lines and will serve to foster our further expansion into Florida and the southeast.
•	On August 7, 2008, the Company acquired certain assets and liabilities of Moore & Tabor, a geotechnical construction firm operating in California.
•	On May 5, 2008, the Company acquired certain assets and liabilities of Wittman Hydro Planning Associates (“WHPA”), a water consulting firm specializing in hydrologic systems modeling and analysis.
The aggregate purchase price of $8,926,000, comprised of cash of $8,815,000 ($1,150,000 of which was placed in escrow to secure certain representations, warranties and idemnifications under the purchage agreements) and expenses of $111,000 as reflected below:

(in thousands)	Meadors	Moore & Tabor	WHPA	Total

Cash	$4,536	$1,785	$2,494	$8,815
Expenses	53	33	25	111

Total purchase price	$4,589	$1,818	$2,519	$8,926

Escrow deposits	$700	$150	$300	$1,150

The preliminary purchase price for each acquisition has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses. Such amounts may be subject to revision as the acquired entities are integrated into the Company and the revisions may be significant and will be recorded by the Company as further adjustments to the purchase price allocation.
     Based on the Company’s preliminary allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective Closing Dates (in thousands):

(in thousands)	Meadors	Moore & Tabor	WHPA	Total

Working capital	$2,072	$427	$394	$2,893
Property and equipment	592	798	40	1,430
Goodwill	1,865	593	1,832	4,290
Other intangible assets	60	—	250	310
Other assets	—	—	3	3

Total purchase price	$4,589	$1,818	$2,519	$8,926

The identifiable intangible assets associated with Meadors consist of non-compete agreements valued at $60,000 and have a weighted-average useful life of two years. The identifiable intangible assets associated with WHPA consist of patents valued at $250,000, and have a weighted-average life of 15 years. The $4,290,000 of aggregate goodwill was assigned to the water infrastructure segment and is expected to be deductible for tax purposes.
     The results of operations of the acquired entities have been included in the Company’s consolidated statements of income commencing with the respective closing dates. Pro forma amounts for prior periods have not been presented as the acquisitions would not have had a significant effect on the Company’s consolidated revenues or net income.
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
Fiscal Year 2008
The company completed two acquistions during fiscal 2008 as described below:
•	On December 31, 2007 (the “Tierdael Closing Date”), the Company acquired certain assets and liabilities of Tierdael Construction (“Tierdael”), a pipeline and utility construction contractor in Denver which was combined with similar service lines.
•	On November 30, 2007 (the “SolmeteX Closing Date”), the Company acquired certain assets and liabilities of SolmeteX, Inc. (“SolmeteX”), a water and wastewater research and development business and a supplier of wastewater filtration products to the dental market.
The aggregate purchase price of $20,696,000, comprised of cash of $20,146,000 ($1,665,000 of which was placed in escrow to secure certain representations, warranties and idemnifications under the purchage agreements), assumed liabilites of $226,000 and expenses of $324,000, as reflected below:

(in thousands)	Tierdael	Solmetex	Total

Cash	$6,646	$13,500	$20,146
Assumed liabilities	226	—	226
Expenses	238	86	324

Total purchase price	$7,110	$13,586	$20,696

Escrow deposits	$665	$1,000	$1,665

     In addition, there is contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which is based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Any portion of the SolmeteX Earnout Amount that is ultimately paid will be accounted for as additional purchase consideration. Through January 31, 2009, the contingent earnout consideration earned by SolmeteX was $33,000 which was paid in March 2008.
     The purchase price for each acquisition has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses.
     Based on the Company’s allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective Closing Dates (in thousands):

(in thousands)	Tierdael	Solmetex	Total

Working capital	$3,983	$64	$4,047
Property and equipment	3,127	115	3,242
Goodwill	—	7,270	7,270
Tradenames	—	2,962	2,962
Patents	—	2,543	2,543
Deferred income taxes	—	551	551
Other intangible assets	—	81	81

Total purchase price	$7,110	$13,586	$20,696

     Of the $6,056,000 of identifiable intangible assets associated with Solmetex, $21,000 was assigned to research and development assets that were written off in selling, general and administrative expenses at the date of acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. The remaining $6,035,000 of acquired intangible assets have a weighted-average useful life of approximately 15.4 years, comprised of tradenames (15-year weighted-average useful life), patents (15-year weighted-average useful life), and other assets (20-year average useful life). The $7,270,000 goodwill was assigned to the water infrastructure segment. Of that total amount, $7,053,000 is expected to be deductible for tax purposes.
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

     The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisitions were made as of those dates or of results that may occur in the future. Pro forma results include adjustments for interest expense on the cash purchase price and depreciation and amortization expense on the acquisition adjustments to property and equipment and other intangible assets.
     On September 28, 2005, the Company acquired 100% of the outstanding stock of Reynolds, Inc. (“Reynolds”), a privately held company and a major supplier of products and services to the water and wastewater industries. Under the terms of the purchase, there was contingent consideration up to a maximum of $15,000,000 (the “Earnout Amount”), which was based on Reynolds operating performance over a period of 36 months. During July 2007, the Company determined that it was probable that the maximum consideration would be achieved and agreed to settle the Earnout Amount on a discounted basis for $13,252,000, consisting of $2,270,000 in cash and $10,982,000 of Layne common stock, valued based on the average closing price of the five trading days ending July 31, 2007. The Company paid the cash portion of the settlement on July 31, 2007, and issued 249,023 shares of Layne common stock in August 2007 in payment of the stock portion. The Earnout Amount has been accounted for as additional purchase consideration, and accordingly the Company recorded $13,252,000 of additional goodwill in July 2007.
Fiscal Year 2007
The company completed two acquisitions during fiscal 2007 as described below:
•	On November 20, 2006, the Company acquired 100% of the stock of American Water Services Underground Infrastructure, Inc. (“UIG”), a wholly owned subsidiary of American Water (USA), Inc. UIG is engaged in the business of providing trenchless pipeline rehabilitation services for sewer and storm water systems and was combined with a similar service line acquired.
•	On June 16, 2006 (the “CWI Closing Date”), the Company acquired 100% of the stock of Collector Wells International, Inc. (“CWI”), a privately held specialty water services company that designs and constructs water supply systems. CWI was combined with a similar service line.
     The aggregate purchase price of $33,104,000, comprised of cash of $30,674,000, 45,563 shares of Layne common stock (valued at $1,263,000), cash purchase price adjustments and costs of $1,167,000 ($240,000 of which were paid in subsequent periods), as reflected below:

(in thousands)	UIG	CWI	Total

Cash	$27,524	$3,150	$30,674
Layne common stock	—	1,263	1,263
Expenses and adjustments	138	1,029	1,167

Total purchase price	$27,662	$5,442	$33,104

     The cash portion of the UIG purchase price is net of certain purchase price adjustments based on the amount of tangible net worth at the closing date, $1,101,000 of which was received by the Company in February 2007.
     Layne common stock was valued in the transaction based upon a five-day average of the closing price of the stock two days before and two days after the CWI Closing Date. The stock was placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreement and 10,570 and 9,400 shares were released in the years ended January 31, 2008 and 2009, respectively. The remaining 25,593 shares will be released in fiscal year 2010. The cash purchase price adjustments were based on the amount by which working capital at the CWI Closing Date exceeded a threshold amount established in the purchase agreement.
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
     The purchase price for each acquisition has been allocated based on the fair value of the assets and liabilities acquired, determined based on the historical cost basis of assets and liabilities, appraisals and other analyses.
     Based on the Company’s allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position:

(in thousands)	UIG	CWI	Total

Working capital	$11,723	$1,016	$12,739
Property and equipment	13,602	1,580	15,182
Goodwill	3,891	3,436	7,327
Other intangible assets	143	—	143
Other long-term assets	69	—	69
Deferred income taxes	(1,766)	(590)	(2,356)

Total purchase price	$27,662	$5,442	$33,104

     The results of operations of UIG have been included in the Company’s consolidated statements of income commencing November 20, 2006. Assuming UIG had been acquired as of the beginning of that year, the unaudited pro forma consolidated revenues, net income and net income per share would have been as follows:

(in thousands)	2007

Revenues	$760,752
Net income	25,199
Basic earnings per share	1.64

Diluted earnings per share	$1.61

     The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future. Pro forma results include ad-

justments for interest expense on the cash purchase price and depreciation and amortization expense on the acquisition adjustments to property and equipment and other intangible assets.
     The results of operations of CWI have been included in the Company’s consolidated statements of income commencing with the CWI Closing Date. Pro forma amounts for prior periods are not presented since the acquisition did not have a significant effect on the Company’s consolidated revenues or net income.
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
(3) Investments in Affiliates
The Company’s investments in affiliates are carried at the fair value of the investment considered at the date acquired, plus the Company’s equity in undistributed earnings from that date. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows at January 31, 2009:

Percentage
Owned

Christensen Chile, S.A. (Chile)	50.00%
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Boyles Bros. Diamantina, S.A. (Peru)	29.49
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boytec, S.A. (Panama)	50.00
Plantel Industrial S.A. (Chile)	50.00
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)	50.00
Geoductos Chile, S.A. (Chile)	50.00
Mining Drilling Fluids (Panama)	25.00
Diamantina Christensen Trading (Panama)	42.69
Boyles Bros. do Brasil Ltd. (Brazil)	40.00
Boytec, S.A. (Columbia)	50.00
Centro Internacional de Formacion S.A. (Chile)	50.00
     Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates as of January 31, 2009, 2008 and 2007, and for the years then ended, was as follows:

(in thousands)	2009	2008	2007

Current assets	$99,533	$78,165	$42,584
Noncurrent assets	62,570	42,682	29,696
Current liabilities	59,844	48,496	19,857
Noncurrent liabilities	13,319	9,373	4,755
Revenues	301,268	202,649	130,090
Gross profit	58,933	36,234	23,274
Operating income	40,081	24,074	14,319
Net income	32,626	18,762	10,862
     The Company had no significant transactions or balances with its affiliates that resulted in amounts being included in the Consolidated Financial Statements as of January 31, 2009, 2008 and 2007, and for the years then ended.
     The Company’s equity in undistributed earnings of the affiliates totaled $26,328,000, $15,190,000 and $9,635,000 as of January 31, 2009, 2008 and 2007, respectively.
(4) Impairment of Oil and Gas Properties
During the fourth quarter of fiscal year 2009, the Company completed its annual determination of oil and gas reserves for the Energy division. This determination is made according to SEC guidelines and uses year end gas prices. Gas prices at January 31, 2009, used in the determination were $3.29 per Mcf, compared to $7.53 per Mcf used in January 31, 2008. As a result of lower prices, the expected future cash flows and gas reserve volumes were significantly reduced. Accordingly, in the fourth quarter, the Company recorded a non-cash impairment charge of $26,690,000, or $16,081,000 after income tax, for the carrying value for the assets in excess of future net cash flows.
     We also recorded an impairment of $2,014,000 during the third quarter of fiscal 2009 related to the Company’s exploration project in Chile, begun in fiscal 2008. Following initial core testing and further evaluation of infrastructure requirements, it was determined that recovery of our investment was not likely and the costs were written off.
     We did not have ceiling test or any other oil and gas property impairments during the years ended January 31, 2008 and 2007.
(5) Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following as of January 31:

	2009		2008

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

Goodwill	$90,029	$—	$85,706	$—

Amortizable intangible assets:
Tradenames	$18,962	$(2,275)	$18,962	$(1,464)
Customer-related	332	(332)	332	(340)
Patents	3,152	(569)	2,902	(307)
Non-competition agreements	439	(387)	379	(273)
Other	2,590	(910)	1,292	(553)

Total amortizable intangible assets	$25,475	$(4,473)	$23,867	$(2,937)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 25 years. Total amortization expense for other intangible assets was $1,536,000, $1,123,000 and $1,068,000 in 2009, 2008 and 2007, respectively. Amortization expense for the subsequent five fiscal years is estimated as follows:

(in thousands)

2010	$1,535
2011	1,520
2012	1,191
2013	1,037
2014	1,037
Of the total goodwill as of January 31, 2009 and 2008, $19,451,000 and $13,578,000, respectively, is expected to be tax deductible.
     The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water
	Energy	Infrastructure	Total

Balance, February 1, 2007	$950	$64,234	$65,184
Additions	—	20,522	20,522

Balance, January 31, 2008	950	84,756	85,706
Additions	—	4,323	4,323

Balance, January 31, 2009	$950	$89,079	$90,029

(6) Other Income (Expense)
Other income (expense) consisted of the following for the years ended January 31:

(in thousands)	2009	2008	2007

Gain from disposal of property and equipment	$30	$671	$994
Settlement income	2,173	—	—
Gain on sale of mineral concession	—	—	920
Interest income	1,065	953	187
Exchange gain (loss)	91	(430)	95
Miscellaneous, net	(145)	35	361

Total	$3,214	$1,229	$2,557

In 2009, the Company initiated litigation against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it will receive certain payments over a period through September 2009. The payments received, net of attorney fees, were recorded as settlement income in 2009.
The gain from disposal of property and equipment relate to the Company’s efforts to monetize non-strategic assets as well as gains from disposals in the ordinary course of business. In January 2007, the Company sold its interest in a minerals concession for a gain of $920,000.
(7) Costs and Estimated Earnings on Uncompleted Contracts

(in thousands)	2009	2008

Costs incurred on uncompleted contracts	$811,011	$586,459
Estimated earnings	175,308	147,796

	986,319	734,255
Less: Billings to date	956,937	705,100

Total	$29,382	$29,155

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$63,638	$60,796
Billings in excess of costs and estimated earnings on uncompleted contracts	(34,256)	(31,641)

Total	$29,382	$29,155

The Company generally does not bill contract retainage amounts until the contract is completed. The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2009 and 2008, the Company held unbilled contract retainage amounts of $39,149,000 and $33,201,000, respectively.
(8) Income Taxes
Income (loss) before income taxes is as follows:

(in thousands)	2009	2008	2007

Domestic	$25,962	$46,649	$31,928
Foreign	21,476	20,640	16,239

Total	$47,438	$67,289	$48,167

Components of income tax expense are as follows:

(in thousands)	2009	2008	2007

Currently due:
U.S. federal	$7,696	$17,226	$13,150
State and local	1,820	3,125	2,541
Foreign	8,433	7,099	8,615

	17,949	27,450	24,306

Deferred:
U.S. federal	1,355	1,632	(941)
State and local	1,085	288	(649)
Foreign	877	808	(801)

	3,317	2,728	(2,391)

Total	$21,266	$30,178	$21,915

Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company’s assets and liabilities. The sources of these differences and their cumulative tax effects are as follows:

(in thousands)	2009			2008
	Assets	Liabilities	Total	Assets	Liabilities	Total

Contract income	$659	$—	$659	$4,545	$—	$4,545
Inventories	1,912	(339)	1,573	2,125	(271)	1,854
Accrued insurance	4,395	—	4,395	2,809	—	2,809
Other accrued liabilities	1,720	—	1,720	2,234	—	2,234
Prepaid expenses	—	(718)	(718)	—	(684)	(684)
Bad debts	3,028	—	3,028	2,866	—	2,866
Employee compensation	5,010	—	5,010	4,905	—	4,905
Other	916	(22)	894	481	(299)	182

Total current	17,640	(1,079)	16,561	19,965	(1,254)	18,711

Cumulative translation adjustment	5,508	—	5,508	4,665	—	4,665
Buildings, machinery and equipment	336	(19,035)	(18,699)	440	(16,251)	(15,811)
Gas transportation facilities and equipment	—	(6,471)	(6,471)	—	(3,799)	(3,799)
Mineral interests and oil and gas properties	—	(9,024)	(9,024)	—	(14,702)	(14,702)
Intangible assets	731	(5,478)	(4,747)	744	(5,788)	(5,044)
Tax deductible goodwill	1,069	—	1,069	2,831	—	2,831
Accrued insurance	4,051	—	4,051	3,988	—	3,988
Pension	936	(337)	599	781	(689)	92
Stock-based compensation	2,169	—	2,169	1,352	—	1,352
Unremitted foreign earnings	—	(4,878)	(4,878)	—	(3,036)	(3,036)
Other	1,547	(187)	1,360	1,230	(95)	1,135

Total noncurrent	16,347	(45,410)	(29,063)	16,031	(44,360)	(28,329)

Total	$33,987	$(46,489)	$(12,502)	$35,996	$(45,614)	$(9,618)

The Company has several Australian and African subsidiaries which have generated tax losses. The majority of these losses have been utilized to reduce the Company’s federal and state income tax liabilities. The Company has certain state tax loss carryforwards totaling $400,000 that expire between 2013 and 2021.
     As of January 31, 2009, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $45,800,000 for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be in- vested indefinitely, become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.
     Deferred income taxes were provided on undistributed earnings of certain foreign affiliates where the earnings are not considered to be invested indefinitely.
     A reconciliation of the total income tax expense to the statutory federal rate is as follows:

	2009		2008		2007

		Effective		Effective		Effective
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Income tax at statutory rate	$16,603	35.0%	$23,551	35.0%	$16,858	35.0%
State income tax, net	1,888	4.0	2,219	3.3	1,230	2.6
Difference in tax expense resulting from:
Nondeductible expenses	972	2.0	1,041	1.5	842	1.8
Taxes on foreign affiliates	(2,873)	(6.1)	(1,370)	(2.0)	(774)	(1.6)
Taxes on foreign operations	4,357	9.2	5,033	7.5	3,461	7.2
Other, net	319	0.7	(296)	(0.5)	298	0.5

	$21,266	44.8%	$30,178	44.8%	$21,915	45.5%

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

     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2009	2008

Balance, beginning of year	$6,642	$6,152
Additions based on tax positions related to current year	3,033	3,248
Additions for tax positions of prior years	353	772
Impact of changes in exchange rate	(582)	79
Settlements with tax authorities	27	(162)
Reductions for tax positions of prior years	(1,031)	(2,995)
Reductions due to the lapse of statutes of limitation	(830)	(452)

Balance, end of year	$7,612	$6,642

Substantially all of the unrecognized tax benefits recorded at January 31, 2009 and 2008, would affect the effective rate if recognized. It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.
     The Company classifies interest and penalties related to income taxes as a component of income tax expense, which is consistent with the recognition of these items in prior years. As of January 31, 2009 and 2008, the Company had $2,872,000 and $2,752,000, respectively, of interest and penalties accrued associated with unrecognized tax benefits. The liability of interest and penalties increased $120,000 and $970,000 during the years ended January 31, 2009 and 2008, respectively.
     The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions. The Company settled IRS examinations during the year ended January 31, 2008, relating to the tax years ended January 31, 1999 through 2003. The examinations did not result in material adjustments. The statue of limitations expired for the tax year ended January 31, 2005, during the year ended January 31, 2009. The Company is not currently under IRS examination for its remaining open tax years, and the statutes of limitation will expire for those years between 2010 through 2012. The Company is not currently under examination by any state or local jurisdictions. The state and local tax years open to examination will close between 2010 and 2012.
     The Company files tax returns in the foreign jurisdictions where it operates. The returns are subject to examination and numerous tax audits may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those audits. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally the tax years 2004 through 2009 remain open to examination.
(9) Operating Leases and Other Obligations
     Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year from January 31, 2009, are as follows:

(in thousands)

2010	$12,902
2011	8,002
2012	6,281
2013	5,038
2014	3,434
Thereafter	—
Operating leases are primarily for light and medium duty trucks and other equipment. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $31,660,000, $27,977,000 and $22,866,000 in 2009, 2008 and 2007, respectively.
     Asset retirement obligations consist of the estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. An asset retirement obligation and the related asset retirement cost are recorded when a well is drilled and completed. The asset retirement cost is determined based on the expected costs to complete the reclamation at the end of the well’s economic life, discounted to its present value using a credit-adjusted risk-free rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected in the consolidated statements of income as depreciation, depletion and amortization. Asset retirements costs are capitalized as part of oil and gas properties and depleted accordingly. Additions to the asset retirement obligations during the years ended January 31, 2009, 2008 and 2007 were $185,000, $170,000 and $243,000, respectively. Accretion during the same periods was $77,000, $60,000 and $43,000, respectively. The carrying values of the asset retirement obligations as of January 31, 2009 and 2008 were $1,305,000 and $1,043,000, respectively, and are recorded in Other Long Term Liabilities.
(10) Employee Benefit Plans
The Company sponsors a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits are computed based mainly on years of service. The Company makes annual contributions to the plan substantially equal to the amounts required to maintain the qualified status of the plan. Contributions are intended to provide for benefits related to past and current service with the Company. Effective December 31, 2003, the Company froze the pension plan, ceased accrual of benefits and no further employees will be added to the Plan. Depending on market conditions, the Company expects to use assets of the plan to settle its benefit obligation during 2010.
     On January 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements 87, 88, 106 and 132(R).” SFAS 158 required the Company to recognize the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension plans in the January 31, 2007 balance sheet, with a corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income at adoption represents the net unrecognized actuarial losses which were previously netted against the plan’s funded status in the Company’s balance sheet pursuant to the provisions of SFAS 87. These amounts are being recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. Further, actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension costs in the same periods will be recognized as a component of other comprehensive income. Those amounts are being recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income at adoption of SFAS 158.
     The adoption of SFAS 158 had no effect on the Company’s consolidated statements of income for any period presented. The incremental effects of adopting the provisions of SFAS 158 on the Company’s consolidated balance sheet at January 31, 2007 are presented in the following table:

	Pension Plan
	Prior to		Post
	Adoption		Adoption
	of SFAS		of SFAS
(in thousands)	158	Adjustments	158

Other non-current assets	$2,979	$(2,121)	$858

Accumulated other comprehensive loss before taxes	$—	$(2,121)	$(2,121)
Deferred tax liabilities	—	819	819

Accumulated other comprehensive loss	$—	$(1,302)	$(1,302)

     Beginning with the Company’s fiscal year ended January 31, 2009, SFAS 158 also requires a company to measure its plan assets and benefit obligations as of its fiscal balance sheet date. The Company had previously used December 31 as its measurement date. The Company has elected to apply the transition option under which a 13-month measurement was determined as of December 31, 2007, that covers the period until the fiscal year-end measurement is required on January 31, 2009. As a result, the Company recorded a $47,000 decrease to retained earnings as of February 1, 2008.The following table sets forth the plan’s funded status as of the measurement dates and the amounts recognized in the Company’s Consolidated Balance Sheets at January 31, 2009 and 2008:

(in thousands)	2009	2008

Change in benefit obligation:
Benefit obligation at beginning of year	$7,326	$8,191
Service cost	—	—
Interest cost	513	450
Actuarial gain (loss)	(195)	(902)
Benefits paid	(450)	(413)

Benefit obligation at end of year	7,194	7,326

Change in plan assets:
Fair value of plan assets at beginning of year	9,109	9,049
Actual return on plan assets	(553)	473
Benefits paid	(450)	(413)

Fair value of plan assets at end of year	8,106	9,109

Funded status recognized as other non-current assets	$912	$1,783

     Net periodic pension cost for 2009, 2008 and 2007 includes the following components:

(in thousands)	2009	2008	2007

Service cost and expenses	$105	$96	$86
Interest cost	513	450	452
Expected return on assets	(592)	(536)	(529)
Net amortization	149	215	271

Net periodic pension cost	$175	$225	$280

     The Company has recognized the full amount of its actuarially determined pension liability. The estimated net loss for the plan that is expected to be amortized from accumulated other comprehensive income to net periodic benefit cost during 2010 is $105,000.
     The weighted average assumptions used to determine the benefit obligation and the net periodic pension cost for the years ending January 31, 2009, 2008 and 2007, are as follows:

	2009	2008	2007

Discount rate	6.92%	6.49%	5.90%
Expected long-term return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A
Market-related value of assets	N/A	N/A	N/A
Expected return on assets	Smoothed	Smoothed	Smoothed
	value	value	value
The estimated long-term rate of return on assets was developed based on the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Benefit level assumptions for 2009, 2008 and 2007 are based on fixed amounts per year of credited service.
     The percentage of the fair value of total plan assets for each major category of plan assets as of the measurement date follows:

	As of
	January 31,	December 31,
	2009	2007

Equity securities	—%	60%
Debt securities	13	13
Cash and cash equivalents	87	27
The Company’s investment policy includes the following asset allocation guidelines, which were effective for both periods presented:

	Normal	Policy
	Weighting	Range

Equity securities	60%	40-70%
Debt securities	35	20-60
Cash and cash equivalents	5	0-15
     As of December 31, 2007, in response to changing market conditions, the investment manager sought to minimize portfolio risk with asset allocations to cash and cash equivalents from debt securities outside of the established policy range, as allowed by the discretion granted to the investment manager by the Company. As of January 31, 2009, in anticipation of the Company’s decision to settle the obligations of the plan in 2010, the asset allocation was shifted out of equity securities into short-term bonds.
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
     The Company contracts with a financial institution to provide investment management services. Full discretion in portfolio investments is given to the investment manager subject to the asset allocation guidelines and the following additional guidelines:
•	Equity Securities — Allowable equity securities include common stocks listed on any U.S. stock exchange or over-the-counter common stocks, preferred and convertible securities. The equity holdings of any single issuer should aggregate to no more than 10% of the total market value of the plan.

•	International Securities — Allowable international securities include common stocks, preferred stocks, warrants, convertible securities, as well as government and corporate debt securities.

•	Mutual Funds — Mutual funds may be utilized for investments in fixed income, equity and international securities to enhance diversification and performance.

•	Fixed Income Securities — Allowable fixed income securities include U.S. Treasury securities, U.S. Agency securities and corporate bonds. All fixed income securities shall be rated “A” or better at the time of purchase. No fixed income security shall continue to be held if its rating falls below “BBB.” The securities of any single issuer, with the exception of U.S. Treasuries and Agencies, should aggregate to no more than 10% of the total market value of the Plan. The fixed income segment of the portfolio will generally have an intermediate average maturity (five to 10 years) and a maximum permitted maturity for an individual issue of 15 years.
     The Company’s policy with respect to funding the qualified pension plan is to fund at least the minimum required by ERISA and not more than the maximum deductible for tax purposes. No contribution is expected to be required by ERISA for the January 1 to December 31, 2009, plan year. The Company does not expect to make contributions to the plan during the 2009 calendar year.
     The estimated benefit payments expected to be paid in each of the next five fiscal years and in aggregate for the five fiscal years thereafter are as follows:

(in thousands)

2010	$425
2011	436
2012	447
2013	456
2014	460
2015-2019	4,366
The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. The amounts recognized in the Company’s consolidated balance sheets at January 31, 2009 and 2008, were $2,432,000 and $2,021,000. Net periodic pension cost of the supplemental retirement benefits for 2009, 2008 and 2007 include the following components:

(in thousands)	2009	2008	2007

Service cost	$269	$176	$100
Interest cost	142	103	88

Net periodic pension cost	$411	$279	$188

The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $3,780,000, $2,961,000 and $3,062,000 in 2009, 2008 and 2007, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.
     The Company’s salaried and certain hourly employees participate in Company-sponsored, defined contribution plans. Total expense for the Company’s portion of these plans was $4,215,000, $3,777,000 and $2,996,000 in 2009, 2008 and 2007, respectively.
     In January 2006, the Company initiated a deferred compensation plan for certain management employees. Participants may elect to defer up to 25% of their salaries, and beginning in January 2007, up to 50% of their bonuses to the plan. Company matching contributions, and the vesting period of those contributions, are established at the discretion of the Company. Employee deferrals are vested at all times. The total amount deferred, including Company matching, for 2009, 2008 and 2007 was $1,939,000, $2,237,000 and $1,257,000, respectively. The total liability for deferred compensation was $4,229,000 and $3,501,000 as of January 31, 2009 and 2008, respectively.
(11) Indebtedness
The Company maintains an agreement (“Master Shelf Agreement”) whereby it can issue up to $105,000,000 in unsecured notes before September 15, 2009. On July 31, 2003, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000 beginning July 31, 2008. The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000 beginning September 29, 2009.

     The Company also maintains a revolving credit facility under an Amended and Restated Loan Agreement (the “Credit Agreement”) with Bank of America, as Administrative Agent and as Lender (the “Administrative Agent”), and the other Lenders listed therein (the “Lenders”), which contains a revolving loan commitment of $200,000,000, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On January 31, 2009, there were letters of credit of $15,841,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $184,159,000.
     The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of January 31, 2009.
     Compliance with the financial covenants is required on a quarterly basis, using the most recent four fiscal quarters. The Company’s fixed charge coverage ratio and leverage ratio covenants are based on ratios utilizing adjusted EBITDA and adjusted EBITDAR, as defined in the agreements. Adjusted EBITDA is generally defined as consolidated net income excluding net interest expense, provision for income taxes, gains or losses from extraordinary items, gains or losses from the sale of capital assets, non-cash items including depreciation and amortization, and share-based compensation. Equity in earnings of affiliates is included only to the extent of dividends or distributions received. Adjusted EBITDAR is defined as adjusted EBITDA, plus rent expense. The Company’s tangible net worth covenant is based on stockholders’ equity less intangible assets. All of these measures are considered non-GAAP financial measures and are not intended to be in accordance with accounting principles generally accepted in the United States.
     The Company’s minimum fixed charge coverage ratio covenant is the ratio of adjusted EBITDAR to the sum of fixed charges. Fixed charges consist of rent expense, interest expense, and principal payments of long-term debt. The Company’s leverage ratio covenant is the ratio of total funded indebtedness to adjusted EBITDA. Total funded indebtedness generally consists of outstanding debt, capital leases, unfunded pension liabilities, asset retirement obligations and escrow liabilities. The Company’s tangible net worth covenant is measured based on stockholders’ equity, less intangible assets, as compared to a threshold amount defined in the agreements. The threshold is adjusted over time based on a percentage of net income and the proceeds from the issuance of equity securities.
     As of January 31, 2009 and 2008, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
(in thousands)	2009	2009	2008	2008

Minimum fixed charge coverage ratio	4.22	1.50	5.65	1.50
Maximum leverage ratio	0.44	3.00	0.57	3.25
Minimum tangible net worth	$340,280	$291,237	$313,571	$274,647
     Maximum borrowings outstanding under the Company’s credit agreements during 2009 and 2008 were $60,000,000 and $186,000,000, respectively, and the average outstanding borrowings were $52,200,000 and $127,300,000 , respectively. The weighted average interest rates, including amortization of loan costs, were 6.4% and 6.7%, respectively.
     Loan costs incurred for securing long-term financing are amortized using a method that approximates the effective interest method over the term of the respective loan agreement. Amortization of these costs for 2009, 2008 and 2007 was $183,000, $169,000 and $161,000, respectively. Amortization of loan costs is included in interest expense in the consolidated statements of income.
     Debt outstanding as of January 31, 2009 and 2008, whose carrying value approximates fair market value, was as follows:

(in thousands)	2009	2008

Long-term debt:
Credit Agreement	$—	$—
Senior Notes	46,667	60,000

Total debt	46,667	60,000
Less current maturities	(20,000)	(13,333)

Total long-term debt	$26,667	$46,667

     As of January 31, 2009, debt outstanding will mature by fiscal year as follows:

(in thousands)

2010	$20,000
2011	20,000
2012	6,667
Thereafter	—

(12) Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of January 31, 2009, the Company had committed to deliver 6,183,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.68 to $8.52 per MMBtu through March 2009, and from $7.61 to $10.67 per MMBtu from April 2009 to March 2010.
     The fixed-price physical delivery forward sales contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at January 31, 2009, was $27,950,000.
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
     As of January 31, 2009, the Company held option contracts with an aggregate U.S. dollar notional value of $9,800,000, which are intended to hedge exposure to Australian dollar fluctuations. The contracts settle in various increments through January 31, 2010. The fair value of the instruments of $158,000 as of January 31, 2009, is recorded in other current liabilities, and net of income taxes of $62,000, in accumulated other comprehensive income.
(13) Stock and Stock Option Plans
     In October 2008, the Company amended the Rights Agreement signed in October 1998 whereby the Company authorized and declared a dividend of one preferred share purchase right (“Right”) for each outstanding common share of the Company. Subject to limited exceptions, the Rights are exercisable if a person or group acquires or announces a tender offer for 20% or more of the Company’s common stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $75.00. The Company is entitled to redeem the Right at $.01 per Right at any time before a person has acquired 20% or more of the Company’s outstanding common stock. The Rights expire three years from the date of grant.
     In October 2007, the Company completed a public stock offering of 3,105,000 common shares. Proceeds of the offering, net of issuance costs of $9,344,000, were $159,879,000.
     The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2009, there were an aggregate of 1,450,000 shares registered under the plans, 467,000 of which remain available to be granted under the plans. Of this amount, 250,000 shares may only be granted as stock in payment of bonuses and 217,000 may be issued as stock or options. Subsequent to January 31, 2009, the Company has issued substantially all remaining available options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. In the year ended January 31, 2009, the Company purchased and subsequently cancelled 5,357 shares of stock related to settlement of withholding obligations.
     The Company recognized $1,369,000 and $638,000 in compensation cost of nonvested shares for the years ended January 31, 2009 and 2008, respectively. A summary of nonvested share activity for 2009, 2008 and 2007 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Grant Date	Value (in
	Shares	Fair Value	thousands)

Nonvested stock at January 31, 2006	8,598	$15.26

Granted	1,000	29.70
Vested	(8,598)	15.26

Nonvested stock at January 31, 2007	1,000	$29.70

Granted	73,863	42.76
Vested	(1,000)	29.70

Nonvested stock at January 31, 2008	73,863	$42.76

Granted	38,584	37.39
Vested	(22,638)	42.76

Nonvested stock at January 31, 2009	89,809	$40.48	$1,417

     Significant option groups outstanding at January 31, 2009, and related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

4/99	7,741	7,741	4.125	3
2/00	1,900	1,900	5.500	13
4/00	13,794	13,794	3.495	15
6/04	20,000	20,000	16.600	65
6/04	77,376	77,376	16.650	65
6/05	10,000	10,000	17.540	77
9/05	157,000	94,500	23.050	80
1/06	191,481	138,922	27.870	84
6/06	10,000	10,000	29.290	89
6/06	70,000	35,000	29.290	89
6/07	65,625	13,125	42.260	101
7/07	33,000	8,250	42.760	102
9/07	3,000	750	55.480	104
2/08	74,524	—	35.710	108
1/09	6,000	6,000	24.010	119

	741,441	437,358

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of 10 years from the date of grant and generally vest ratably over periods of three to five years. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the plans) and for equitable adjustments in the event of changes in the Company’s equity structure. The Company does not expect any unvested shares to be forfeited. The fair value of options at date of grant was estimated using the Black-Scholes model. The weighted average fair value at the date of grant for options granted during 2009, 2008 and 2007 was $16.30, $20.82 and $12.68, respectively. The fair value was based on an expected life of six years, no dividend yield, an average risk-free rate of 2.48%, 4.79% and 4.95%, respectively, and assumed volatility of 48%, 38% and 35%, respectively.
     Stock option transactions for 2009, 2008 and 2007 were as follows:

Shares Under Option
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Term	Value (in
	Shares	Price	(years)	thousands)

Stock Option Activity Summary:
Outstanding at January 31, 2006	1,116,718	$17.728

Exercisable at January 31, 2006	455,640	10.603

Granted	87,000	29.318
Exercised	(237,689)	12.656		$4,422
Canceled	—	—
Forfeited	(2,500)	16.650		30
Expired	—	—

Outstanding at January 31, 2007	963,529	$20.028

Exercisable at January 31, 2007	413,356	$15.202

Granted	106,000	42.790
Exercised	(215,106)	13.632		6,890
Canceled	—	—
Forfeited	(3,750)	16.650		151
Expired	(723)	11.400		19

Outstanding at January 31, 2008	849,950	$24.541

Exercisable at January 31, 2008	392,585	$19.944

Granted	80,524	34.838
Exercised	(189,033)	17.578		6,385
Canceled	—	—
Forfeited	—	—
Expired	—	—

Outstanding at January 31, 2009	741,441	$27.435	6.99	279

Exercisable at January 31, 2009	437,358	$23.659	6.39	279

(14) Contingencies
The Company’s drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, bundled basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its services and products. Litigation arising from any such occurrences may result in the Company being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protec tion that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance with respect to its foreign operations.
     The Company is involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of the Company’s business. The Company believes that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows.
     On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleges that the equipment leased from the Company fails to treat the water coming into the ethanol plant to required levels. The First Amended Complaint seeks damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud, in connection with the design and construction of the water treatment facility. The Company believes that it has meritorious defenses to the claims, intends to vigorously defend against them and does not believe that the claims will have a material adverse effect upon its business, consolidated financial position, results of operations or cash flows.
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
Water Infrastructure
This division provides a full line of water-related services and products including hydrological studies, site selection, well design, drilling and development, pump installation, and well rehabilitation. The division’s offerings include the design and construction of water and wastewater treatment facilities, the provision of filter media and membranes to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater, Ranney collector wells, sewer rehabilitation and water and wastewater transmission lines. The division also offers environmental services to assess and monitor groundwater contaminants.
Mineral Exploration Division
This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.
Energy Division
This division focuses on the exploration and production of unconventional gas properties, primarily concentrating on projects in the mid-continent region of the United States.
Other
Other includes two small specialty energy service companies and any other specialty operations not included in one of the other divisions.

Financial information for the Company’s segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors. Corporate assets are all assets of the Company not directly associated with a segment, and consist primarily of cash and deferred income taxes

(in thousands)
As of and for the Year Ended January 31,	2009	2008	2007

Revenues
Water infrastructure	$766,957	$639,584	$531,916
Mineral exploration	188,918	178,482	148,911
Energy	46,352	39,749	27,081
Other	5,836	10,459	14,860

Total revenues	$1,008,063	$868,274	$722,768

Equity in earnings of affiliates
Mineral exploration	$14,089	$8,076	$4,452

Income (loss) before income taxes and minority interests
Water infrastructure	$48,399	$42,995	$35,000
Mineral exploration	39,260	37,452	26,557
Energy	(12,401)	13,075	10,680
Other	1,280	3,696	4,094
Unallocated corporate expenses	(25,486)	(21,199)	(18,383)
Interest	(3,614)	(8,730)	(9,781)

Total income before income taxes and minority interests	$47,438	$67,289	$48,167

Investment in affiliates
Mineral exploration	$40,973	$29,835	$24,280

Total assets
Water infrastructure	$422,383	$388,491	$321,406
Mineral exploration	125,588	110,064	89,826
Energy	100,309	112,363	91,552
Other	2,482	2,449	4,112
Corporate	68,595	83,588	40,268

Total assets	$719,357	$696,955	$547,164

Capital expenditures
Water infrastructure	$27,924	$22,029	$23,777
Mineral exploration	20,944	18,451	11,607
Energy	30,891	30,345	40,737
Other	237	1,037	483
Corporate	1,027	1,508	196

Total capital expenditures	$81,023	$73,370	$76,800

Depreciation, depletion and amortization
Water infrastructure	$23,741	$21,978	$17,691
Mineral exploration	13,362	10,523	8,260
Energy	14,644	10,704	6,531
Other	935	237	229
Corporate	158	178	142

Total depreciation, depletion and amortization	$52,840	$43,620	$32,853

(in thousands)
Fiscal Years Ended January 31,	2009	2008	2007

Geographic information:
Revenues
United States	$841,542	$712,098	$595,959
Australia/Africa	88,967	89,739	78,640
Mexico	37,775	42,242	32,749
Other foreign	39,779	24,195	15,420

Total revenues	$1,008,063	$868,274	$722,768

Property and equipment, net
United States	$213,408	$218,047	$191,797
Australia/Africa	18,663	19,530	16,655
Mexico	9,379	8,555	5,279
Other foreign	5,295	1,235	786

Total property and equipment, net	$246,745	$247,367	$214,517

(16) New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. On February 1, 2008, the Company adopted SFAS 157 for its financial assets and liabilities. The adoption of SFAS 157 did not impact the Company’s financial position, results of operations, liquidity or disclosures.
     In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, nonfinancial assets acquired and liabilities assumed in a business combination and other purchased intangible assets. The adoption of SFAS 157 for those nonfinancial assets within the scope of FSP 157-2 is not expected to have a material impact on the Company’s financial position, results of operations or liquidity.
     In October 2008, the FASB issued Staff Position 157-3, “Determining the Fair Value of an Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), with the intent to clarify the application of SFAS 157 in a market that is not active by providing an example to illustrate the key considerations in the application of this guidance. It emphasizes that the use of a reporting entity’s own assumptions about future cash flows and an appropriately risk-adjusted discount rate in determining the fair value for a financial asset is acceptable when relevant observable inputs are not available. FSP 157-3 was effective upon its issuance and did not impact the Company’s financial position, results of operations, liquidity or disclosures.
     In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”), which requires a company that sponsors a postretirement benefit plan to fully recognize, as an asset or liability, the overfunded or underfunded status of its benefit plan(s) in its year-end balance sheet. These provisions of SFAS 158 were effective for the Company’s fiscal year ended January 31, 2007. In addition, beginning with the Company’s fiscal year ending January 31, 2009, SFAS 158 requires a company to measure its plan assets and benefit obligations as of its fiscal year-end balance sheet date. The Company has elected to apply the transition option under which a 13-month measurement was determined as of December 31, 2007 that covers the period until the fiscal year-end measurement is required on January 31, 2009. As a result, the Company recorded a $47,000 decrease to retained earnings as of February 1, 2008.
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits the measurement of specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The Company adopted this standard on a prospective basis as of February 1, 2008. The adoption of SFAS 159 did not impact our consolidated financial statements since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the February 1, 2008, effective date.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company will be required to adopt this standard beginning in the first quarter of the fiscal year ending January 31, 2010. The Company does not expect the adoption of SFAS 141R to have a significant impact on our consolidated results of operations or financial condition.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statement — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 required noncontrolling interests, previously referred to as minority interests, to be treated as a separate component of equity, not as a liability or other item outside of permanent equity and applies to the accounting for noncontrolling interest holders in consolidated financial statements. The Company will be required to adopt this standard beginning in the first quarter of the fiscal year ending January 31, 2010. The adoption of SFAS 160 will result in a reclassification of $75,000 of minority interest into equity.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company will be required to adopt this standard in the first quarter of the fiscal year ending January 31, 2010. The Company is currently evaluating the impact of the new rules on its accounting and disclosure.
     On December 29, 2008, the SEC adopted new rules related to modernizing accounting and disclosure requirements for oil and natural gas companies. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserve volumes. The new rules also allow companies the option to disclose probable and possible reserves in addition to the existing requirement to disclose proved reserves. The new disclosure requirements also require companies to report the independence and qualifications of third party preparers of reserves and file reports when a third party is relied upon to prepare reserves estimates. A significant change to the rules involves the pricing at which reserves are measured. The new rules utilize a 12-month average price using beginning of the month pricing (February 1 to January 1) to report oil and gas reserves rather than year-end prices. In addition, the 12-month average will also be used to test cost center ceilings for impairment and to compute depreciation, depletion and amortization. The Company will be required to adopt these rules in the fiscal year ending January 31, 2010. Early adoption is not permitted. The Company is currently evaluating the impact of the new rules on its accounting and disclosure.
(17) Quarterly Results (Unaudited)
Unaudited quarterly financial data are as follows:

(in thousands, except per share data)
2009	First	Second	Third	Fourth

Revenues	$244,544	$269,638	$264,483	$229,398
Net income (loss)	10,562	15,096	12,227	(11,351)
Basic net income (loss) per share	0.55	0.79	0.64	(0.59)
Diluted net income (loss) per share	0.55	0.78	0.63	(0.59)

2008	First	Second	Third	Fourth

Revenues	$201,615	$217,844	$225,226	$223,589
Net income	8,153	9,568	9,929	9,606
Basic net income per share	0.53	0.61	0.60	0.50
Diluted net income per share	0.52	0.60	0.59	0.50

During the fourth quarter of 2009, the Company recorded a non-cash impairment charge of $26,690,000, or $16,081,000 after income tax, related to its energy operations as a result of its annual determination of oil and gas reserves.

Supplemental Information on Oil and Gas Producing Activities (Unaudited)
The Company’s oil and gas activities are primarily conducted in the United States. See Note 1 for additional information regarding the Company’s oil and gas properties.
Capitalized Costs Related to Oil and Gas Producing Activities
Capitalized costs and associated depletion relating to oil and gas producing activities were as follows at January 31, 2009, 2008 and 2007:

(in thousands)	2009	2008	2007

Oil and gas properties	$92,497	$76,844	$58,458
Mineral interest in oil and gas properties	21,248	18,165	12,515

	113,745	95,009	70,973
Accumulated depletion	(54,859)	(16,353)	(7,848)

Total	$58,886	$78,656	$63,125

     Included in accumulated depletion at January 31, 2009, were non-cash ceiling test impairments of $26,690,000. There were no such impairments at January 31, 2008 and 2007. See Note 4 for additional information regarding impairment of oil and gas properties.
     Unproved oil and gas property and mineral interest costs at January 31, 2009, totaled $10,348,000 and $9,305,000, respectively. Unevaluated mineral interest costs excluded from depreciation, depletion and amortization at January 31, 2009 and 2008, totaled $9,305,000 and $8,405,000, respectively.
     Capitalized costs and associated depreciation relating to gas transportation facilities and equipment were as follows at January 31, 2009, 2008 and 2007:

(in thousands)	2009	2008	2007

Gas transportation facilities and equipment	$39,825	$30,266	$24,939
Accumulated depreciation	(6,831)	(4,355)	(2,353)

Total	$32,994	$25,911	$22,586

     Capitalized costs incurred in gas transportation facilities and equipment during 2009, 2008 and 2007 totaled $6,739,000, $5,327,000 and $12,413,000, respectively. During fiscal 2009, we transferred $2,820,000 from oil and gas properties to gas transportation facilities and equipment as the Company began to use these facilities to transport third party natural gas to market.
Cost Incurred in Oil and Gas Producing Activities
Capitalized costs incurred in oil and gas producing activities were as follows during 2009, 2008 and 2007:

(in thousands)	2009	2008	2007

Acquisition
Proved	$2,061	$5,647	$4,249
Unproved	—	—	—
Exploration	5	1,501	25
Development	20,802	16,718	23,719

	22,868	23,866	27,993
Asset retirement costs	185	170	243

Total	$23,053	$24,036	$28,236

Exploration costs of $1,498,000 in 2008 were associated with an exploration project in Chile. These costs were considered impaired and written off in 2009.
Results of Operations for Oil and Gas Producing Activities
Results of operations relating to oil and gas producing activities are set forth in the following table for the years ended January 31, 2009, 2008 and 2007, and include only revenues and operating costs directly attributable to oil and gas producing activities. Results of operations from gas transportation facilities and equipment activities, general corporate overhead and other non oil and gas producing activities are excluded. Production from the natural gas wells is sold to the Company’s pipeline operation, which in turn, sells the gas primarily to gas marketing firms. The income tax expense is calculated by applying statutory tax rates to the revenues after deducting costs, which include depletion allowances.

(in thousands, except per Mcf)	2009	2008	2007

Revenues	$24,994	$20,861	$14,014
Operating costs:
Production taxes	1,034	872	552
Lease operating expenses	10,194	8,242	5,051
Depletion	11,816	8,504	4,917
Asset retirement accretion expense	76	60	43
Impairment of oil and gas properties	28,704	—	—
Income tax expense (benefit)	(10,666)	1,196	1,286

Total operating costs	41,158	18,874	11,849

Results of operations	$(16,164)	$1,987	$2,165

Depletion per Mcf	$2.30	$1.80	$1.46

Proved Oil and Gas Reserve Quantities
Proved gas reserve quantities as of January 31, 2009 and 2008 are based on estimates prepared by the Company’s independent petroleum engineers, Cawley, Gillespie & Associates, Inc., in accordance with Rule 4-10 of Regulation S-X. All of the Company’s reserves are located within the United States.
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
     Estimated quantities of total proved and proved developed reserves of natural gas were as follows:

Proved Developed and Undeveloped Reserves
(MMcf):	2009	2008

Balance, beginning of year	50,052	57,078
Revisions of previous estimates	(33,238)	(5,697)
Extensions, discoveries and other additions	4,881	3,403
Production	(5,132)	(4,732)
Purchases of reserves in place	—	—

Balance, end of year	16,563	50,052

Proved Developed Reserves	16,289	22,794

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities
Future cash inflows are based on year-end gas prices without escalation. The weighted average year-end spot price used in estimating future net revenues was $3.29 and $7.53 per Mcf for 2009 and 2008, respectively. Future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory rates to pre-tax cash flows relating to the Company’s estimated proved reserves and the difference between book and tax basis of proved properties.
This information does not purport to present the fair market value of the Company’s natural gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used. The following table sets forth unaudited information concerning future net cash flows for natural gas reserves, net of income tax expense:

(in thousands)	2009	2008

Future cash inflows	$82,261	$376,955
Future production costs	(33,514)	(148,069)
Future development costs	(467)	(44,077)
Future income taxes	(2,196)	(52,961)

Future net cash flows	46,084	131,848
10% discount to reflect timing of cash flows	(5,908)	(45,364)

Standardized measure of discounted cash flows	$40,176	$86,484

     The principal sources of change in the standardized measure of discounted future net cash flows were:

(in thousands)	2009	2008

Balance, beginning of year	$86,484	$89,012
Sales of gas produced, net of production costs	(22,214)	(17,454)
Net changes in prices, net of future production costs	(65,507)	18,399
Net changes in future development costs	20,565	(19,353)
Extensions and discoveries, less related costs	12,799	8,189
Purchases of reserves in place	—	—
Net change in quantity estimates	(17,183)	(17,294)
Accretion of discount	11,319	11,762
Net changes in timing and other	(33,398)	(15,308)
Net change in income taxes	30,761	3,413
Development costs incurred	16,550	25,118

Net change	(46,308)	(2,528)
Balance, end of year	$40,176	$86,484

Layne Christensen Company and Subsidiaries
Schedule II: Valuation and Qualifying Accounts

		Additions
	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
(in thousands)	of Period	Expenses	Accounts	Deductions	of Period

Allowance for customer receivables:
Fiscal year ended January 31, 2007	$5,573	$1,700	$666	$(919)	$7,020
Fiscal year ended January 31, 2008	7,020	1,205	336	(990)	7,571
Fiscal year ended January 31, 2009	7,571	2,082	608	(2,383)	7,878

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2009, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Management’s Report on Internal Control over Financial Reporting. Management of Layne Christensen Company and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).
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
     Based on the evaluation under the COSO Framework, management concluded that the Company’s internal control over financial reporting is effective as of January 31, 2009. The Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. The report is included below.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the fourth fiscal quarter of 2009.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas
     We have audited the internal control over financial reporting of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2009, of the Company and our report dated March 31, 2009, expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/Deloitte & Touche LLP
Kansas City, Missouri
March 31, 2009

PART III
Item 10. Directors and Executive Officers of the Registrant
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2009, (i) contains, under the caption “Election of Directors,” certain information relating to the Company’s directors and its Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) contains, under the caption “Other Corporate Governance Matters,” certain information relating to the Company’s Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) contains, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.
Item 11. Executive Compensation
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held June 3, 2009, will contain, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2009, will contain, under the captions “Ownership of Layne Christensen Common Stock,” and “Equity Compensation Plan Information,” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2009, will contain, under the captions “Other Corporate Governance Matters,” and “Certain Transactions — Transactions with Management,” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.
Item 14. Principal Accounting Fees and Services
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2009, will contain, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements, Financial Statement Schedules and Exhibits:
     1. Financial Statements:
     The financial statements are listed in the index for Item 8 of this Form 10-K.
     2. Financial Statement Schedules:
     The applicable financial statement schedule is listed in the index for Item 8 of this Form 10-K.
     3. Exhibits:
     The exhibits filed with or incorporated by reference in this report are listed below:

Exhibit
Number	Description

3(1)	Corrected Certificate of Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) with the Registrant’s Registration Statement on Form S-1 which was filed on September 20, 2007 (File No.333-146184), and incorporated herein by this reference)

3(2)	Amended and Restated Bylaws of the Registrant (as adopted October 9, 2008) (filed as Exhibit 3.2 to the Registrant’s Form 8-K filed October 14, 2008, and incorporated herein by this reference)

4(1)	Certificate of Designations of Series A Junior Participating Preferred Stock of Layne Christensen Company (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 as Exhibit 4(2) and incorporated herein by this reference)

4(2)	Rights Agreement, dated as of October 14, 2008, between the Registrant and National City Bank as Rights Agent, which includes as Exhibit C, the Summary of Rights to Purchase Preferred Shares (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed October 14, 2008, and incorporated herein by this reference)

4(3)	Specimen Common Stock Certificate (filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

4(4)	Amended and Restated Loan Agreement, dated as of September 28, 2005, by and among Layne Christensen Company, LaSalle Bank National Association, as Administrative Agent and as Lender, and the other Lenders listed therein (filed as Exhibit 4.1 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

4(5)	Amendment No. 1 to Amended and Restated Loan Agreement, dated June 16, 2006, by and among Layne Christensen Company and LaSalle Bank National Association (“LaSalle”) as Administrative Agent, and LaSalle and the other Lenders a party thereto (filed as Exhibit 10(1) to the Company’s Form 10-Q for the quarter ended July 31, 2006, and incorporated herein by this reference)

4(6)	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of November 20, 2006, by and among Layne Christensen Company and LaSalle, as Administrative Agent, and LaSalle and the other Lenders a party thereto (filed as Exhibit 4(1) to the Company’s Form 8-K, dated November 20, 2006, and incorporated herein by this reference)

4(7)	Amendment No. 3 to Amended and Restated Loan Agreement, dated October 15, 2007, by and among the Company, LaSalle Bank National Association, as Administrative Agent and Lender, and the other Lenders listed therein (filed as Exhibit 10(1) to the Company’s Form 10-Q for the quarter ended October 31, 2007, and incorporated herein by this reference)

4(8)	Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

Item 15. Exhibits and Financial Statement Schedules (continued)

Exhibit
Number	Description

4(9)	Letter Amendment No. 1 to Master Shelf Agreement, dated as of May 15, 2004, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4(6) to the Company’s Form 10-K for the fiscal year ended January 31, 2006, and incorporated herein by this reference)

4(10)	Letter Amendment No. 2 to Master Shelf Agreement, dated as of September 28, 2005, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4.2 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

4(11)	Letter Amendment No. 3 to Master Shelf Agreement, dated as of June 16, 2006, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 10(2) to the Company’s Form 10-Q for the quarter ended July 31, 2006, and incorporated herein by this reference)

4(12)	Letter Amendment No. 4 to Master Shelf Agreement, dated as of November 20, 2006, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4(2) to the Company’s Form 8-K, dated November 20, 2006, and incorporated herein by this reference)

4(13)	Letter Amendment No. 5 to Master Shelf Agreement, dated as of October 15, 2007, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 10(2) to the Company’s Form 10-Q for the quarter ended October 31, 2007, and incorporated herein by this reference)

10(1)	Tax Liability Indemnification Agreement between the Registrant and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

10(2)	Lease Agreement between the Registrant and Parkway Partners, L.L.C. dated December 21, 1994 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

10(2.1)	First Modification & Ratification of Lease, dated as of February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and incorporated herein by this reference)

10(2.2)	Second Modification and Ratification of Lease Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

10(2.3)	Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company’s 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

10(2.4)	Fourth Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company executed May 17, 2000, effective as of December 29, 1998 (filed with the Company’s 10-Q for the quarter ended July 31, 2000 (File No. 0-20578) as Exhibit 10.1 and incorporated herein by reference)

10(2.5)	Fifth Modification and extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated March 1, 2003 (filed as Exhibit 10(2.5) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

10(2.6)	Sixth Modification Agreement, dated February 29, 2008, between 1900 Associates L.L.C. and the Company (filed as Exhibit 10(2.6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008, and incorporated herein by this reference)

Item 15. Exhibits and Financial Statement Schedules (continued)

Exhibit
Number	Description

**10(3)	Form of Stock Option Agreement between the Company and management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(7) and incorporated herein by reference)

10(4)	Insurance Liability Indemnity Agreement between the Company and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

10(5)	Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant’s Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

**10(6)	Form of Subscription Agreement for management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(16) and incorporated herein by reference)

**10(7)	Form of Subscription Agreement between the Company and Robert J. Dineen (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(17) and incorporated herein by reference)

**10(8)	Letter Agreement between Andrew B. Schmitt and the Company (as amended and restated to comply with Section 409A) dated December 2, 2008

**10(9)	Form of Incentive Stock Option Agreement between the Company and Management of the Company (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

10(10)	Registration Rights Agreement, dated as of November 30, 1995, between the Company and Marley Holdings, L.P. (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(17) and incorporated herein by this reference)

**10(11)	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective February 1, 1998 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

**10(12)	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

**10(13)	Form of Non Qualified Stock Option Agreement between the Company and Management of the Company effective as of April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

**10(14)	Layne Christensen Company District Incentive Compensation Plan (revised effective February 1, 2000) (filed as Exhibit 10(17) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

**10(15)	Layne Christensen Company Executive Incentive Compensation Plan (as amended and restated, effective November 3, 2008)

**10(16)	Layne Christensen Company Corporate Staff Incentive Compensation Plan (as amended, effective February 1, 2007)

10(17)	Standstill Agreement, dated March 26, 2004, by and among Layne Christensen Company, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value L.P.I., Channel Partnership II, L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Wynnefield Capital, Inc. Profit Sharing’s Money Purchase Plan, Nelson Obus and Joshua Landes (filed as Exhibit 10(19) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-20578) and incorporated herein by this reference)

**10(18)	Layne Christensen Company 2006 Equity Incentive Plan, as amended (filed as Exhibit 10.1 to the Company’s Form 8-K, filed June 14, 2006, and incorporated herein by this reference)

**10(19)	Form of Incentive Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(e) to the Company’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by this reference)

Item 15. Exhibits and Financial Statement Schedules (continued)

Exhibit
Number	Description

**10(20)	Form of Nonqualified Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009

**10(21)	Form of Nonqualified Stock Option Agreement between the Company and non-employee directors of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009

**10(22)	Form of Restricted Stock Award Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 23, 2008

**10(23)	Form of Restricted Stock Award Agreement between the Company and non-employee directors of the Company for use with the Company’s 2006 Equity Incentive Plan, as amended effective January 26, 2009

**10(24)	Layne Christensen Company Water Infrastructure Division Incentive Compensation Plan (as amended and restated, effective February 1, 2008) (incorporated by reference to Exhibit 10(24) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008)

**10(25)	Layne Energy, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2007)

**10(26)	Form of Nonqualified Stock Option Agreement under the Layne Energy, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2007)

**10(27)	Layne Christensen Company Mineral Exploration Division Incentive Compensation Plan (as amended and restated effective February 1, 2008) (incorporated by reference to Exhibit 10(27) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008)

**10(28)	Severance Agreement, dated March 13, 2008, by and between Andrew B. Schmitt and Layne Christensen Company (incorporated by reference to Exhibit 10(1) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(29)	Severance Agreement, dated March 13, 2008, by and between Gregory F. Aluce and Layne Christensen Company (incorporated by reference to Exhibit 10(2) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(30)	Severance Agreement, dated March 13, 2008, by and between Steven F. Crooke and Layne Christensen Company (incorporated by reference to Exhibit 10(3) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(31)	Severance Agreement, dated March 13, 2008, by and between Jerry W. Fanska and Layne Christensen Company (incorporated by reference to Exhibit 10(4) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(32)	Severance Agreement, dated March 13, 2008, by and between Jeffrey J. Reynolds and Layne Christensen Company (incorporated by reference to Exhibit 10(5) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(33)	Severance Agreement dated July 10, 2008, by and between Eric R. Despain and Layne Christensen Company (incorporated by reference to Exhibit 10(1) to the Company’s Current Report on Form 8-K filed July 14, 2008)

**10(34)	Summary of 2009 Salaries of Named Executive Officers

10(35)	Agreement and Plan of Merger, dated August 30, 2005, among Layne Christensen Company, Layne Merger Sub 1, Inc., Reynolds, Inc. and the Stockholders of Reynolds, Inc. listed on the signature pages thereto (filed as Exhibit 10.2 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

10(36)	Amendment to Agreement and Plan of Merger, dated July 30, 2007, by and among the Company and Jeffrey Reynolds, individually and as Agent of the Stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2007)

**10(37)	Layne Christensen Company Deferred Compensation Plan for Directors (Amended and Restated, effective as of January 1, 2009)

**10(38)	Amended and Restated Layne Christensen Company Key Management Deferred Compensation Plan, effective as of January 1, 2008

**10(39)	Reynolds Division of Layne Christensen Company Cash Bonus Plan, dated September 28, 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

10(40)	Settlement Agreement, dated March 31, 2006, by and among Layne Christensen Company, Steel Partners II, L.P., Steel Partners, L.L.C. and Warren G. Lichtenstein (filed as Exhibit 10.1 to the Company’s Form 8-K, dated April 5, 2006, and incorporated herein by this reference)

Item 15. Exhibits and Financial Statement Schedules (continued)

Exhibit
Number	Description

10(41)	Form of Indemnification Agreement for use in connection with the Rights Agreement dated October 14, 2008 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 14, 2008, and incorporated herein by this reference)

21(1)-	List of Subsidiaries

23(1)-	Consent of Deloitte & Touche LLP

23(2)-	Consent of Cawley, Gillespie & Associates, Inc.

31(1)-	Section 302 Certification of Principal Executive Officer of the Company

31(2)-	Section 302 Certification of Principal Financial Officer of the Company

32(1)-	Section 906 Certification of Principal Executive Officer of the Company

32(2)-	Section 906 Certification of Principal Financial Officer of the Company

**	Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).
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
Andrew B. Schmitt
President and Chief Executive Officer: Dated March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ A. B. Schmitt Andrew B. Schmitt President, Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2009

/s/ Jerry W. Fanska Jerry W. Fanska Senior Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)	March 31, 2009

/s/ Jeff Reynolds Jeffrey J. Reynolds Director	March 31, 2009

/s/ Donald K. Miller Donald K. Miller Director	March 31 , 2009

/s/ David A. B. Brown David A. B. Brown Director	March 31, 2009

/s/ J. Samuel Butler J. Samuel Butler Director	March 31, 2009

/s/ Anthony B. Helfet Anthony B. Helfet Director	March 31, 2009

/s/ Nelson Obus Nelson Obus Director	March 31, 2009

/s/ Rene Robichaud Rene Robichaud Director	March 31, 2009

/s/ Robert Gilmore Robert Gilmore Director	March 31, 2009