Form 10-Q
period 2009-04-30
LAYNE CHRISTENSEN CO
filed 2009-06-03
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No ☐
          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
          There were 19,451,476 shares of common stock, $.01 par value per share, outstanding on May 29, 2009.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	January 31,
	2009	2009
	(unaudited)	(unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$62,696	$67,165
Customer receivables, less allowance of $7,278 and $7,878, respectively	106,866	116,234
Costs and estimated earnings in excess of billings on uncompleted contracts	69,932	63,638
Inventories	30,022	31,329
Deferred income taxes	16,737	16,561
Income taxes receivable	7,299	6,806
Restricted deposits-current	775	774
Other	5,044	10,063

Total current assets	299,371	312,570

Property and equipment:
Land	10,774	8,586
Buildings	31,024	27,209
Machinery and equipment	342,082	336,166
Gas transportation facilities and equipment	40,386	39,825
Oil and gas properties	94,524	92,497
Mineral interests in oil and gas properties	21,469	21,248

	540,259	525,531
Less — Accumulated depreciation and depletion	(291,111)	(278,786)

Net property and equipment	249,148	246,745

Other assets:
Investment in affiliates	42,182	40,973
Goodwill	90,258	90,029
Other intangible assets, net	20,618	21,002
Restricted deposits-long term	1,156	1,155
Other	7,142	6,883

Total other assets	161,356	160,042

	$709,875	$719,357

See Notes to Consolidated Financial Statements.
— Continued —

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except per share data)

	April 30,	January 31,
	2009	2009
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$52,489	$62,575
Current maturities of long term debt	20,000	20,000
Accrued compensation	23,487	36,252
Accrued insurance expense	9,353	9,173
Other accrued expenses	18,663	17,626
Acquisition escrow obligation-current	824	824
Income taxes payable	1,791	3,254
Billings in excess of costs and estimated earnings on uncompleted contracts	43,315	34,256

Total current liabilities	169,922	183,960

Noncurrent and deferred liabilities:
Long-term debt	26,667	26,667
Accrued insurance expense	10,334	9,947
Deferred income taxes	29,613	29,063
Acquisition escrow obligation-long term	1,156	1,155
Other	12,892	12,468

Total noncurrent and deferred liabilities	80,662	79,300

Common stock, par value $.01 per share, 30,000 shares authorized, 19,399 and 19,383 shares issued and outstanding, respectively	194	194
Capital in excess of par value	339,559	337,528
Retained earnings	129,349	128,353
Accumulated other comprehensive loss	(9,886)	(10,053)

Total Layne Christensen Company stockholders’ equity	459,216	456,022

Noncontrolling interest	75	75

Total stockholders’ equity	459,291	456,097

	$709,875	$719,357

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months
	Ended April 30,
	(unaudited)
	2009	2008

Revenues	$204,192	$244,544
Cost of revenues (exclusive of depreciation, depletion and amortization shown below)	(159,904)	(182,040)
Selling, general and administrative expenses	(31,700)	(33,044)
Depreciation, depletion and amortization	(14,333)	(12,441)
Litigation settlement gains	3,161	—
Equity in earnings of affiliates	1,935	2,497
Interest	(810)	(941)
Other income (expense), net	(625)	(46)

Income before income taxes	1,916	18,529
Income tax expense	(920)	(7,967)

Net income attributable to Layne Christensen Company	$996	$10,562

Basic income per share	$0.05	$0.55

Diluted income per share	$0.05	$0.55

Weighted average shares outstanding-basic	19,297	19,091
Dilutive stock options and unvested shares	37	203

Weighted average shares outstanding-diluted	19,334	19,294

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three Months
	Ended April 30,
	(unaudited)
	2009	2008
Cash flow from operating activities:
Net income attributable to Layne Christensen Company	$996	$10,562
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	14,333	12,441
Deferred income taxes	379	621
Share-based compensation	1,957	1,086
Share-based compensation excess tax benefits	(42)	(58)
Equity in earnings of affiliates	(1,935)	(2,497)
Dividends received from affiliates	726	278
(Gain) loss from disposal of property and equipment	(46)	236
Changes in current assets and liabilities, net of effects of acquisitions:
(Increase) decrease in customer receivables	10,099	(8,548)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(6,232)	(12,636)
(Increase) decrease in inventories	811	(3,114)
Decrease in other current assets	4,803	557
Decrease in accounts payable and accrued expenses	(22,610)	(3,146)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	9,059	1,708
Other, net	(3,159)	(1,500)

Cash provided by (used in) operating activities	9,139	(4,010)

Cash flow from investing activities:
Additions to property and equipment	(9,939)	(9,082)
Additions to gas transportation facilities and equipment	(561)	(1,613)
Additions to oil and gas properties	(2,027)	(3,637)
Additions to mineral interests in oil and gas properties	(221)	(1,578)
Payment of cash purchase price adjustment on prior year acquisition	(229)	—
Proceeds from disposal of property and equipment	146	426
Deposit of cash into restricted accounts	—	(680)

Cash used in investing activities	(12,831)	(16,164)

Cash flow from financing activities:
Issuance of common stock upon exercise of stock options	32	339
Excess tax benefit on exercise of share-based instruments	42	58

Cash provided by financing activities	74	397

Effects of exchange rate changes on cash	(851)	(124)

Net decrease in cash and cash equivalents	(4,469)	(19,901)
Cash and cash equivalents at beginning of period	67,165	73,068

Cash and cash equivalents at end of period	$62,696	$53,167

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Accounting Policies and Basis of Presentation
Principles of Consolidation - The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the “Company”). All significant intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2009, as filed in its Annual Report on Form 10-K.
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
Revenue Recognition — Revenues are recognized on large, long-term construction contracts meeting the criteria of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. As allowed by SOP 81-1, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.
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
Oil and Gas Properties and Mineral Interests - The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Separate full-cost pools are established for each country in which the Company has exploration activities. Depletion expense was $3,661,000 and $2,793,000 for the three months ended April 30, 2009 and 2008, respectively.
The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC. The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If our net book value of oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Beginning with our fiscal 2010, application of the ceiling test requires pricing future revenues at the 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements such as the Company’s fixed-price physical delivery forward sales contracts. Application of the ceiling test requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.
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
Other Long-lived Assets - In the event of an indication of possible impairment, the Company evaluates the fair value and future benefits of long-lived assets, including the Company’s gas transportation facilities and equipment, by performing an analysis of the anticipated future net cash flows of the related long-lived assets and reducing their carrying value by the excess, if any, of the result of such calculation. The Company believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.
Cash and Cash Equivalents — The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents included $10,000,000 of short term commercial paper as of April 30, 2009 (none was held as of January 31, 2009). The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.
Restricted Deposits — Included in restricted deposits are escrow funds associated with various acquisitions as described in Note 2, of the Notes to Consolidated Financial Statements.
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
As of April 30 and January 31, 2009, the total amount of unrecognized tax benefits recorded under FIN 48 was $7,974,000 and $7,612,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of April 30 and January 31, 2009, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $3,122,000 and $2,872,000, respectively.
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
Earnings per share — Earnings per share (“EPS”) are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock and unvested restricted shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.
Share-based compensation — The Company adopted SFAS No. 123R (revised December 2004), “Share-Based Compensation” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company elected to adopt the standard using the Modified Prospective Method which requires recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. As of April 30, 2009, the Company had unrecognized compensation expense of $5,953,000 to be recognized over a weighted average period of 1.87 years. The Company determines the fair value of stock-based compensation granted in the form of stock options using the Black-Scholes model.

Supplemental Cash Flow Information — The amounts paid for income taxes and interest are as follows (in thousands):

	Three Months
	Ended April 30,
	2009	2008
Income taxes	$1,359	$1,171
Interest	1,175	943
The Company had earnings on restricted deposits of $1,000 and $10,000 for the three months ended April 30, 2009 and 2008, respectively, which were treated as non-cash items as the earnings were restricted for the account of the escrow beneficiaries. Also for the three months ended April 30, 2009, the Company received land and buildings valued at $2,828,000 in a non-cash settlement of a legal dispute in Australia.
During fiscal year 2009, the Company entered into financing obligations for software licenses amounting to $1,298,000, payable over three years. The associated assets are recorded as Other Intangible Assets in the balance sheet.
New Accounting Pronouncements — In February 2008, the Financial Accounting Standards Board (“the FASB”) issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157, “Fair Value Measurements”(“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. On February 1, 2009, the Company adopted SFAS 157 for those nonfinancial assets within the scope of FSP 157-2. Adoption of SFAS 157 for those nonfinancial assets did not have a material impact on the Company’s financial position, results of operations or liquidity.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted this standard as of February 1, 2009. The adoption of SFAS 141R did not have a significant effect on the Company’s financial position, results of operations or liquidity.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings and to include the accumulated amount of noncontrolling interests, previously classified as minority interest outside of equity, as part of stockholders’ equity. Since there was no income attributable to noncontrolling interests during the periods presented herein, net income and earnings per share continue to reflect amounts attributable only to the Company. In our presentation of stockholders’ equity we distinguish between equity amounts attributable to Layne Christensen Company stockholders and amounts attributable to the noncontrolling interests. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. The Company adopted this standard, which is applied retrospectively, as of February 1, 2009, and reclassified minority interest in the amounts of $75,000 as of February 1, 2009 and $398,000 as of February 1, 2008, as a component of stockholders’ equity.
In March 2008, the FASB issued SFAS No.161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted this standard as of February 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial position, results of operations or liquidity.
In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). Under this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The Company adopted FSP EITF 03-6-1 as of February 1, 2009, and has concluded that it has no such participating securities to consider for purposes of its shares outstanding and EPS calculations, and the treasury stock method will continue to be used, as described in Note 1 of the Notes to Consolidated Financial Statements.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance in accordance with SFAS No. 157. If an entity determines that either the volume or level of activity for an asset or liability has significantly decreased from normal conditions, or that price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. The objective in fair value measurement remains unchanged from what is prescribed in SFAS No. 157 and should be reflective of the current exit price. Disclosures in interim and annual periods must include inputs and valuation techniques used to measure fair value, along with any changes in valuation techniques and related inputs during the period. In addition, disclosures for debt and equity securities must be provided on a more disaggregated basis than what was required in SFAS No. 157. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect FSP No. FAS 157-4 to have a material impact on its financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Bulletin (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP No. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. The Company does not expect FSP No. FAS 107-1 to have a material impact on its financial position, results of operations or cash flows.
2. Acquisitions
Fiscal Year 2009
The Company completed three acquisitions during the fiscal 2009 year as described below:
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

The aggregate purchase price of $8,926,000, comprised of cash of $8,815,000 ($1,150,000 of which was placed in escrow to secure certain representations, warranties and idemnifications under the purchase agreements) and expenses of $111,000, was as follows:

(in thousands)
	Meadors	Moore & Tabor	WHPA	Total

Cash	$4,536	$1,785	$2,494	$8,815
Expenses	53	33	25	111

Total purchase price	$4,589	$1,818	$2,519	$8,926

Escrow deposits	$700	$150	$300	$1,150

The purchase price for each acquisition has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses. Based on the Company’s allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective closing dates:

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
The Company completed two acquisitions during the fiscal 2008 year as described below:
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
The aggregate purchase price of $20,696,000, comprised of cash of $20,146,000 ($1,665,000 of which was placed in escrow to secure certain representations, warranties and idemnifications under the purchase agreements), assumed liabilites of $226,000 and expenses of $324,000, was as follows:

(in thousands)
	Tierdael	Solmetex	Total

Cash	$6,646	$13,500	$20,146
Assumed liabilities	226	—	226
Expenses	238	86	324

Total purchase price	$7,110	$13,586	$20,696

Escrow deposits	$665	$1,000	$1,665

In addition to the initial purchase price, there is contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which is based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Any portion of the SolmeteX Earnout Amount that is ultimately paid will be accounted for as additional purchase consideration. Through April 30, 2009, the contingent earnout consideration earned by SolmeteX was $262,000, of which $33,000 was paid in March 2008 and $229,000 was paid in April 2009.

The purchase price for each acquisition has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses. Based on the Company’s allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective closing dates:

(in thousands)
	Tierdael	Solmetex	Total

Working capital	$3,983	$64	$4,047
Property and equipment	3,127	115	3,242
Goodwill	—	7,270	7,270
Tradenames	—	2,962	2,962
Patents	—	2,543	2,543
Deferred income taxes	—	551	551
Other intangible assets	—	81	81

Total purchase price	$7,110	$13,586	$20,696

Escrow deposits	$665	$1,000	$1,665

Of the $6,056,000 of identifiable intangible assets associated with Solmetex, $21,000 was assigned to research and development assets that were written off in selling, general and administrative expenses at the date of acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” The remaining $6,035,000 of acquired intangible assets have a weighted-average useful life of approximately 15.4 years, comprised of tradenames (15-year weighted-average useful life), patents (15-year weighted-average useful life), and other assets (20-year average useful life). The $7,270,000 goodwill was assigned to the water infrastructure segment. Of that total amount, $7,053,000 is expected to be deductible for tax purposes.
3. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	April 30, 2009			January 31, 2009
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill	$90,258	$—		$90,029	$—

Amortizable intangible assets:
Tradenames	$18,962	$(2,478)	29	$18,962	$(2,275)	29
Customer-related	332	(332)	2	332	(332)	2
Patents	3,152	(616)	14	3,152	(569)	14
Non-competition agreements	439	(394)	5	439	(387)	5
Other	2,590	(1,037)	12	2,590	(910)	12

Total amortizable intangible assets	$25,475	$(4,857)		$25,475	$(4,473)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 25 years. Total amortization expense for other intangible assets was $384,000 and $303,000 for the three months ended April 30, 2009 and 2008, respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water
	Energy	Infrastructure	Total
Balance February 1, 2009	$950	$89,079	$90,029
Additions	—	229	229

Balance, April 30, 2009	$950	$89,308	$90,258

4. Indebtedness
The Company maintains an agreement (“Master Shelf Agreement”) whereby it can issue up to $105,000,000 in unsecured notes before September 15, 2009. On July 31, 2003, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000 that began on July 31, 2008. The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000 beginning September 29, 2009.
The Company also maintains a revolving credit facility under an Amended and Restated Loan Agreement (the “Credit Agreement”) with Bank of America, N.A., as Administrative Agent and as Lender (the “Administrative Agent”), and the other Lenders listed therein (the “Lenders”), which contains a revolving loan commitment of $200,000,000, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit).
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement, plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On April 30, 2009, there were letters of credit of $15,499,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $184,501,000.
The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, leverage and minimum tangible net worth. The Company was in compliance with its covenants as of April 30, 2009.
Debt outstanding as of April 30, 2009, and January 31, 2009, was as follows (in thousands):

	April 30,	January 31,
	2009	2009
Long-term debt:
Credit Agreement	$—	$—
Senior Notes	46,667	46,667

Total debt	46,667	46,667

Less current maturities	(20,000)	(20,000)

Total long-term debt	$26,667	$26,667

5. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of April 30, 2009, the Company had committed to deliver 5,025,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.63 to $10.69 per MMBtu.
The fixed-price physical delivery contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at April 30, 2009, was $25,003,000.
Additionally, the Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of April 30, 2009, the Company held option contracts with an aggregate U.S. dollar notional value of $7,500,000 which are intended to hedge exposure to Australian dollar fluctuations over a period to January 31, 2010. As of April 30, 2009 and January 31, 2009, the fair value of outstanding derivatives was $351,000 and $158,000, respectively, recorded in other accrued expenses on the consolidated balance sheet. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

6.Other Comprehensive Income
Components of other comprehensive income are summarized as follows (in thousands):

	Three Months Ended
	April 30,
	2009	2008
Net income	$996	$10,562
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	285	461
Change in unrealized loss of foreign exchange contracts	(118)	—

Comprehensive income	$1,163	$11,023

The components of accumulated other comprehensive loss for the three months ended April 30, 2009 and 2008 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Loss on	Other
	Translation	Pension	Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2009	$(8,940)	$(1,017)	$(96)	$(10,053)
Period change	285	—	(118)	167

Balance, April 30, 2009	$(8,655)	$(1,017)	$(214)	$(9,886)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Loss on	Other
	Translation	Pension	Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2008	$(6,391)	$(596)	$—	$(6,987)
Period change	461	—	—	461

Balance, April 30, 2008	$(5,930)	$(596)	$—	$(6,526)

7. Litigation Settlement Gains
In fiscal 2000, the Company initiated litigation against a former owner of a subsidiary and associated partners. The action stemmed from alleged competition in violation of non-competition agreements, and sought damages for lost profits and recovery of legal expenses. During the three months ended April 30, 2009, the Company entered into an agreement whereby it received certain land and buildings in settlement of these claims. The settlement was valued at $2,828,000, based on management’s estimate of the fair market value of the land and buildings received considering current market conditions and information provided by a third party appraisal.
In fiscal 2008, the Company initiated litigation against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it will receive certain payments over a period through September 2009. Payments were received during the three months ended April 30, 2009, of $333,000, net of contingent attorney fees.
8. Other Income (Expense)
Other income (expense) consisted of the following for the three months ended April 30, 2009 and 2008 (in thousands):

	Three Months Ended
	April 30,
	2009	2008
Gain (loss) from disposal of property and equipment	$46	$(236)
Interest income	56	454
Currency exchange gain (loss)	(505)	80
Other	(222)	(344)

Total	$(625)	$(46)

9. Employee Benefit Plans
The Company sponsors a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits are computed based mainly on years of service. The Company makes annual contributions to the plan substantially equal to the amounts required to maintain the qualified status of the plans. Contributions are intended to provide for benefits related to past and current service with the Company. Effective December 31, 2003, the Company froze the pension plan. Benefits will no longer be accrued after December 31, 2003, and no further employees will be added to the Plan. Depending on market conditions, the Company expects to use assets of the plan to settle its benefit obligations during 2010. Assets of the plan consist primarily of bonds and government securities.
Net periodic pension cost for the three months ended April 30, 2009 and 2008 includes the following components (in thousands):

	Three Months Ended April 30,
	2009	2008
Service cost	$22	$24
Interest cost	119	113
Expected return on assets	(67)	(134)
Net amortization	26	54

Net periodic pension cost	$100	$57

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three months ended April 30, 2009 and 2008 include the following components (in thousands):

	Three Months
	Ended April 30,
	2009	2008
Service cost	$73	$44
Interest cost	44	26

Net periodic pension cost	$117	$70

10. Fair Value Measurements
In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities, and expands disclosures about fair value measurements. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are listed below:
Level 1 — Unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2 — Observable inputs other than those included in Level 1, such as quoted market prices for similar assets and liabilities in active markets or quoted prices for identical assets in inactive markets.
Level 3 — Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing an asset or liability.
The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value, which include short term cash equivalents, restrictive deposits held in acquisition escrow accounts, and foreign exchange forward contracts, are presented below for the periods ended April 30, 2009 and January 31, 2009 (in thousands):

		Fair Value Measurements
	Carrying Value	Level 1	Level 2	Level 3
April 30, 2009
Financial Assets:
Cash equivalents held at fair value	$20,065	$20,065	$—	$—

Restricted deposits held at fair value	1,931	1,931	—	—

Total	$21,996	$21,996	$—	$—

Financial Liabilities:
Forward Currency Contracts	$(351)	$—	$(351)	$—

January 31, 2009
Financial Assets:
Restricted deposits held at fair value	$1,929	$1,929	$—	$—

Financial Liabilities:
Forward Currency Contracts	$(158)	$—	$(158)	$—

The Company had no Level 3 fair value measurements during the first quarter of fiscal 2010, or for the year ended January 31, 2009.
11. Stock and Stock Option Plans
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
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2009, there were an aggregate of 1,450,000 shares registered under the plans, 252,000 of which remain available to be granted under the plans. Of this amount, 250,000 shares may only be granted as stock in payment of bonuses, and 2,000 may be issued as stock or options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. For the three months ended April 30, 2009, the Company granted approximately 9,000 restricted shares which generally ratably vest over periods of one to four years from the grant date.
The Company recognized $1,957,000 and $1,086,000 of compensation cost for these share-based plans during the three months ended April 30, 2009 and 2008, respectively. Of these amounts, $376,000 and $342,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $763,000 and $420,000 for the three months ended April 30, 2009 and 2008, respectively.
A summary of nonvested share activity for the three months ended April 30, 2009, is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Grant Date	Value (in
	Shares	Fair Value	thousands)

Nonvested stock at January 31, 2009	89,809	$40.48

Granted	8,636	15.78
Vested	—

Nonvested stock at April 30, 2009	98,445	$38.31	$2,132

Significant option groups outstanding at April 30, 2009, related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

2/00	1,900	1,900	$5.500	10
4/00	13,794	13,794	3.495	12
6/04	20,000	20,000	16.600	62
6/04	77,376	77,376	16.650	62
6/05	10,000	10,000	17.540	74
9/05	157,000	94,500	23.050	77
1/06	191,481	138,923	27.870	81
6/06	10,000	10,000	29.290	86
6/06	70,000	35,000	29.290	86
6/07	65,625	13,125	42.260	98
7/07	33,000	8,250	42.760	99
9/07	3,000	750	55.480	101
2/08	74,524	24,835	35.710	105
1/09	6,000	6,000	24.10	116
2/09	201,311	—	15.78	117
2/09	4,580	4,580	15.78	117

	939,591	459,033

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $8.50 and $16.54 for the three months ended April 30, 2009 and 2008, respectively. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. Transactions for stock options for the three months ended April 30, 2009, were as follows:

	Stock Options
			Weighted
			Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(years)	(in thousands)

Stock Option Activity Summary:
Outstanding at February 1, 2009	741,441	$27.435	6.99	$279
Granted	205,891	15.780		—
Exercised	(7,741)	4.125		129
Canceled	—	—		—
Forfeited	—	—		—
Expired	—	—		—
Outstanding at April 30, 2009	939,591	25.073	7.44	2,022

Shares Exercisable	459,033	$24.562	6.40	$838

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.
12. Operating Segments
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

	Three Months Ended
	April 30,
	2009	2008

Revenues
Water infrastructure	$168,087	$180,572
Mineral exploration	24,794	51,094
Energy	10,321	11,879
Other	990	999

Total revenues	$204,192	$244,544

Equity in earnings of affiliates
Mineral exploration	$1,935	$2,497

Income before income taxes
Water infrastructure	$4,527	$9,189
Mineral exploration	1,767	11,636
Energy	2,588	4,476
Other	148	20
Unallocated corporate expenses	(6,304)	(5,851)
Interest	(810)	(941)

Total income before income taxes	$1,916	$18,529

Geographic Information:
Revenues
United States	$182,406	$200,440
Africa/Australia	10,375	26,674
Mexico	5,008	10,800
Other foreign	6,403	6,630

Total revenues	$204,192	$244,544

13. Contingencies
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
On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleges that the equipment leased from the Company fails to treat the water coming into the ethanol plant to required levels. The First Amended Complaint seeks damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud, in connection with the design and construction of the water treatment facility. The Company believes that it has meritorious defenses to the claims, intends to vigorously defend against them and does not believe that the claims will have a significant effect on its business, consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on form 10-K for the year ended January 31, 2009.
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Cautionary Language Regarding Forward-Looking Statements
This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to prevailing prices for various commodities, unanticipated slowdowns in the Company’s major markets, the availability of credit, the risks and uncertainties normally incident to the construction industry and exploration for and development and production of oil and gas, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Results of Operations
The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company’s consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

	Three Months Ended		Period-to-Period
	April 30,		Change
	2009	2008	Three Months
Revenues:
Water infrastructure	82.3%	73.8%	(6.9)%
Mineral exploration	12.1	20.9	(51.5)
Energy	5.1	4.9	(13.1)
Other	0.5	0.4	(0.9)

Total net revenues	100.0%	100.0%	(16.5)

Cost of revenues	(78.3)%	(74.4)%	(12.2)
Selling, general and administrative expenses	(15.5)	(13.5)	(4.1)
Depreciation, depletion and amortization	(7.0)	(5.1)	15.2
Litigation settlement gains	1.5	—	*
Equity in earnings of affiliates	0.9	1.0	(22.5)
Interest	(0.4)	(0.4)	(13.9)
Other, net	(0.3)	—	*

Income before income taxes	0.9	7.6	(89.7)
Income tax expense	(0.4)	(3.3)	(88.5)

Net income	0.5%	4.3%	(90.6)

*	not meaningful
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

	Three Months Ended
	April 30,
	2009	2008
Revenues
Water infrastructure	$168,087	$180,572
Mineral exploration	24,794	51,094
Energy	10,321	11,879
Other	990	999

Total revenues	$204,192	$244,544

Equity in earnings of affiliates
Mineral exploration	$1,935	$2,497

Income before income taxes
Water infrastructure	$4,527	$9,189
Mineral exploration	1,767	11,636
Energy	2,588	4,476
Other	148	20
Unallocated corporate expenses	(6,304)	(5,851)
Interest	(810)	(941)

Total income before income taxes	$1,916	$18,529

Revenues for the three months ended April 30, 2009, decreased $40,352,000, or 16.5%, to $204,192,000 compared to $244,544,000 for the same period last year. A further discussion of results of operations by division is presented below.

Cost of revenues decreased $22,136,000 to $159,904,000, or 78.3% of revenues, for the three months ended April 30, 2009, compared to $182,040,000, or 74.4% of revenues, for the same period last year. The increase as a percentage of revenues was primarily focused in the water infrastructure division as the result of a shift in revenue mix to a higher concentration of heavy construction, which typically carries a lower margin, difficulties on several projects and pricing pressures from increased competition. Also contributing was reduced volume and pricing in the mineral exploration division.
Selling, general and administrative expenses decreased 4.1% to $31,700,000 for the three months ended April 30, 2009, compared to $33,044,000 for the same period last year. The decrease was primarily the result of a combination of decreased compensation related expenses of $3,062,000 offset by increased operating tax expense of $1,906,000. Compensation expenses declined based on lower accruals for incentive compensation given the Company’s reduced earnings, as well as headcount reductions. The increased operating tax expense is primarily due to a reassessment of the recoverability of value added tax balances in certain foreign jurisdictions given recent declines in those economies and accruals for certain other operating tax expenses.
Depreciation, depletion and amortization increased 15.2% to $14,333,000 for the three months ended April 30, 2009, compared to $12,441,000 for the same period last year. The increase was primarily due to higher depletion in the energy division as a result of reduced estimated lives of proven oil and gas reserves, driven by lower natural gas prices.
During the three months ended April 30, 2009, the Company received litigation settlements valued at $3,161,000. The settlements included receipt of land and buildings valued at $2,828,000, and cash receipts of $333,000, net of contingent attorney fees.
Equity in earnings of affiliates decreased 22.5% to $1,935,000 for the three months ended April 30, 2009, from $2,497,000 for the same period last year. The decrease reflects the impact of softening exploration demand for gold and copper in South America. We expect our equity in earnings of affiliates to remain positive, but reduced from prior year levels through the balance of the fiscal year.
Interest expense decreased to $810,000 for the three months ended April 30, 2009, compared to $941,000 for the same period last year. The decrease was a result of scheduled debt reductions and reduced borrowing needs for working capital.
Income tax expense of $920,000 (an effective rate of 48.0%) was recorded for the three months ended April 30, 2009, compared to $7,967,000 (an effective rate of 43.0%) for the same period last year. The increase in the effective rate is primarily attributable to the impact of nondeductible expenses as pretax income declines. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.
Water Infrastructure Division
 (in thousands)

	Three Months Ended
	April 30,
	2009	2008
Revenues	$168,087	$180,572
Income before income taxes	4,527	9,189
Water infrastructure revenues decreased 6.9% to $168,087,000 for the three months ended April 30, 2009, from $180,572,000 for the same period last year. The decrease occurred across all major product lines, except pipeline and larger water treatment plant construction which was aided by previously announced acquisitions. The most affected locations were in the Western U.S. where a decrease in housing construction and the economic effects of budget constraints on municipal government spending has significantly impacted our markets. Bidding activity, particularly in the heavy construction markets, remains relatively strong albeit with more competitors.
Income before income taxes for the water infrastructure division decreased 50.7% to $4,527,000 for the three months ended April 30, 2009, compared to $9,189,000 for the same period last year. Reduced revenue levels and margin pressures from increased competition, as well as difficulties on several projects contributed to the decline. Also contributing factors were worse than expected workers’ compensation and healthcare insurance experience. Cost control measures including headcount reductions continue as we seek to match expenses to lower activity levels in most of our product lines.
The backlog in the water infrastructure division was $481,615,000 as of April 30, 2009, compared to $427,863,000 as of January 31, 2009, and $370,742,000 as of April 30, 2008.

Mineral Exploration Division
 (in thousands)

	Three Months Ended
	April 30,
	2009	2008
Revenues	$24,794	$51,094
Income before income taxes	1,767	11,636
Mineral exploration revenues decreased 51.5% to $24,794,000 for the three months ended April 30, 2009, from $51,094,000 for the same period last year. The decreased activity levels which began in the fourth quarter of last year continued, with revenue declines in virtually all of the division’s markets driven by tightening credit and economic uncertainty. We anticipate declines against last year’s levels for the balance of the fiscal year.
Income before income taxes for the mineral exploration division was down 84.8% to $1,767,000 for the three months ended April 30, 2009, compared to $11,636,000 for the same period last year. During the period, we had two unusual items, receipt of a litigation settlement in Australia of $2,828,000 and increased operating tax expense of $1,906,000 due to a reassessment of the recoverability of value added taxes in certain foreign jurisdictions and accruals for certain other operating tax expenses. Excluding these two items, income before income taxes would have decreased by 92.7% to $845,000. The equity in earnings of affiliates declined at a slower rate than the remainder of the division, reflecting higher stability from certain longer term contracts. Operations in North America were profitable, offset by losses in Africa and Australia. We have and continue to aggressively reduce staffing levels and other costs in dealing with the reduced market activity.
Energy Division
(in thousands)

	Three Months Ended
	April 30,
	2009	2008
Revenues	$10,321	$11,879
Income before income taxes	2,588	4,476
Energy revenues decreased 13.1% to $10,321,000 for the three months ended April 30, 2009, compared to revenues of $11,879,000 for the same period last year. The decrease in revenues was attributable to lower gas prices in the Company’s market for the portion of the Company’s production which was not forward sold. We anticipate holding production for the near term to levels which have been forward sold.
Income before income taxes for the energy division decreased 42.2% to $2,588,000 for the three months ended April 30, 2009, compared to $4,476,000 for the same period last year. The decrease in income before income taxes is due to the impact on revenues from lower gas prices as noted above, as well as higher depletion based on decreased proved oil and gas reserves.
A ceiling test impairment was recorded in the fourth quarter of fiscal 2009. While no further impairment was required in the first quarter of fiscal 2010, should gas pricing remain low and Layne Energy is not able to replace current forward sales contracts at attractive prices, additional impairments could occur during the course of the year.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $6,304,000 for the three months ended April 30, 2009, compared to $5,851,000 for the same period last year. The increase for the quarter was primarily due to reduced interest earnings on available cash balances and increased share-based compensation.
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
The Company maintains an agreement (the “Master Shelf Agreement”) under which it may issue unsecured notes and an unsecured $200,000,000 revolving credit facility (the “Credit Agreement”) which extends to November 15, 2011. Under the Master Shelf Agreement, the Company has an additional $45,000,000 of unsecured notes available to be issued before September 15, 2009. At April 30, 2009, the Company has $46,667,000 in notes outstanding under the Master Shelf Agreement. At April 30, 2009, the Company had letters of credits of $15,499,000 and no borrowings outstanding under the Credit Agreement resulting in available capacity of $184,501,000.
The Company’s Master Shelf Agreement and Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are fixed charge coverage ratio, maximum leverage ratio and minimum tangible net worth. Covenant levels and definitions are consistent between the two agreements. The Company was in compliance with its covenants as of April 30, 2009, and expects to be in compliance in fiscal 2010.
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
As of April 30, 2009 and 2008, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
(in thousands)	2010	2010	2009	2009

Minimum fixed charge coverage ratio	2.82	1.50	6.06	1.50
Maximum leverage ratio	0.50	3.00	0.56	3.00
Minimum tangible net worth	$343,841	$291,269	$326,074	$274,986
The Company’s working capital as of April 30, 2009 and April 30, 2008 was $129,449,000 and $134,045,000, respectively. Working capital levels have been reduced with the reduced level of business activity, and the Company expects working capital to remain at reduced levels over the course of the year. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2010.
Operating Activities
Cash provided by operating activities was $9,139,000 for the three months ended April 30, 2009 as compared to cash used in operating activities of $4,010,000 for the same period last year. Although operating earnings have declined from last year, the Company has been able to bring down working capital and defer its normal increase in the first quarter.

Investing Activities
The Company’s capital expenditures, net of disposals, of $12,602,000 for the three months ended April 30, 2009, were split between $9,793,000 to maintain and upgrade its equipment and facilities and $2,809,000 toward the Company’s expansion into unconventional gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects. This compares to equipment spending of $8,656,000 and gas exploration and production spending of $6,828,000 in the same period last year. Over the course of fiscal 2010, we expect equipment and facilities spending to be at or near last year, however unless gas pricing improves, we expect to hold gas exploration and production spending below last year.
Financing Activities
For the three months ended April 30, 2009, the Company had no incremental borrowings under its credit facilities. The Company will make scheduled principal payments on the Senior Notes of $13,333,000 in July 2009, and $6,667,000 in September 2009.
The Company’s contractual obligations and commercial commitments as of April 30, 2009, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior Notes	$46,667	$20,000	$26,667	$—	$—
Credit Agreement	—	—	—	—	—
Interest payments	5,636	3,500	2,136	—	—
Software financing obligations	990	482	508	—	—
Operating leases	38,867	13,300	16,636	7,909	1,022
Mineral interest obligations	753	128	412	185	28
Income tax uncertainties	190	190	—	—	—

Total contractual obligations	93,103	37,600	46,359	8,094	1,050

Standby letters of credit	15,499	15,499	—	—	—
Asset retirement obligations	1,321	—	—	—	1,321

Total contractual obligations and commercial commitments	$109,923	$53,099	$46,359	$8,094	$2,371

The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Senior Notes at fixed interest rates of 6.05% and 5.40%. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio (See Note 4 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances and interest rates as of April 30, 2009.
The Company has income tax uncertainties of $8,179,000 at April 30, 2009, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolutions of these items is uncertain, and accordingly the amounts have not been included in the table above.
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
Revenue Recognition — Revenues are recognized on large, long-term construction contracts meeting the criteria of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. As allowed by SOP 81-1, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.
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
The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC. The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If our net book value of oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Beginning with our fiscal 2010, application of the ceiling test requires pricing future revenues at the 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements such as the Company’s fixed-price physical delivery forward sales contracts. Application of the ceiling test requires a write-down for accounting purposes if the ceiling is exceeded. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.
We recorded a ceiling test impairment in the fourth quarter of fiscal 2009. While we did not have a further impairment in the first quarter of fiscal 2010, should gas pricing remain low, and we are not able to replace our forward sales contracts with attractive prices, we could face additional impairments during the course of the year.
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
New Accounting Pronouncements — See Note 1 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and their impact on the Company.
ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
The principal market risks to which the Company is exposed are interest rates on variable rate debt, foreign exchange rates giving rise to translation and transaction gains and losses and fluctuations in the price of natural gas.
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 11 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2009 Form 10-K and Note 4 of this Form 10-Q. As of April 30, 2009, an instantaneous change in interest rates of one percentage point would not change the Company’s annual interest expense, as we have no variable rate debt outstanding.
Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2009, Form 10-K and Note 12 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of April 30, 2009, the Company held option contracts with an aggregate U.S. dollar notional value of $7,500,000 which are intended to hedge exposure to Australian dollar fluctuations over a period to January 31, 2010.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income before income taxes for the three months ended April 30, 2009. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of April 30, 2009, the Company held contracts for physical delivery of 5,025,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.63 to $10.69 per MMBtu. The estimated fair value of such contracts at April 30, 2009, was $25,003,000. The Company generally intends to maintain contracts in place to cover 50% to 75% of its production, although in response to low gas prices, the Company expects to cover 100% of production in fiscal 2010. We estimate that a ten percent change in the price of natural gas would have impacted income before income taxes by approximately $117,000 for the three months ended April 30, 2009.
ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2009, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of

1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, for the period ended April 30, 2009, the Company concluded that its internal control over financial reporting is effective as of April 30, 2009. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.

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
ITEM 5 — Other Information
NONE
ITEM 6 — Exhibits and Reports on Form 8-K
     a) Exhibits

**	10	(1)	—	Form of Restricted Stock Award Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (with performance vesting)

	10	(2)	—	Amendment No. 4 to Amended and Restated Loan Agreement, dated March 31, 2009, by and among Layne Christensen Company, and Bank of America, N.A. (as successor to LaSalle Bank National Association) (“Bank of America”), as Administrative Agent, and Bank of America and the other lenders a party hereto comprising the Required Lenders (incorporated by reference to Exhibit 10(1) to the Company’s current Report on Form 8-K filed April 2, 2009).

	10	(3)	—	Letter Amendment No. 6 to Master Shelf Agreement, dated March 31, 2009, by and among Layne Christensen Company, Prudential investment Management, Inc., The Prudential Insurance Company of America, Pruco Live Insurance Company, Time Insurance Company and Physicians Mutual Insurance Company (incorporated by reference to Exhibit 10(2) to the Company’s current Report on Form 8-K filed April 2, 2009).

	31	(1)	—	Section 302 Certification of Chief Executive Officer of the Company.

	31	(2)	—	Section 302 Certification of Chief Financial Officer of the Company.

	32	(1)	—	Section 906 Certification of Chief Executive Officer of the Company.

	32	(2)	—	Section 906 Certification of Chief Financial Officer of the Company.

**	Management contracts or compensatory plans or arrangements required to be identified by Item 14 (a) (3).
     b) Reports on Form 8-K
Form 8-K filed on March 30, 2009, related to the Company’s fiscal year ended January 31, 2009 earnings press release and the payment of bonuses to certain named executive officers.
Form 8-K filed on April 2, 3009, related to an amendment to both its Master Shelf Agreement and its Loan Agreement and the goals for certain named executive officers to qualify for a bonus in fiscal 2010.
* * * * * * * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company (Registrant)
DATE: June 2, 2009	/s/ A.B. Schmitt
A.B. Schmitt, President
and Chief Executive Officer

DATE: June 2, 2009	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer