Form 10-Q
period 2009-07-31
LAYNE CHRISTENSEN CO
filed 2009-09-04
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
     There were 19,463,071 shares of common stock, $.01 par value per share, outstanding on September 1, 2009.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,	January 31,
	2009	2009
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$64,839	$67,165
Customer receivables, less allowance of $7,216 and $7,878, respectively	114,863	116,234
Costs and estimated earnings in excess of billings on uncompleted contracts	65,092	63,638
Inventories	29,312	31,329
Deferred income taxes	16,617	16,561
Income taxes receivable	4,468	6,806
Restricted deposits-current	563	774
Other	3,686	10,063

Total current assets	299,440	312,570

Property and equipment:
Land	11,099	8,586
Buildings	32,597	27,209
Machinery and equipment	351,041	336,166
Gas transportation facilities and equipment	40,608	39,825
Oil and gas properties	94,872	92,497
Mineral interests in oil and gas properties	21,649	21,248

	551,866	525,531
Less - Accumulated depreciation and depletion	(326,236)	(278,786)

Net property and equipment	225,630	246,745

Other assets:
Investment in affiliates	43,703	40,973
Goodwill	91,674	90,029
Other intangible assets, net	20,257	21,002
Restricted deposits-long term	851	1,155
Other	8,056	6,883

Total other assets	164,541	160,042

	$689,611	$719,357

See Notes to Consolidated Financial Statements.
- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except per share data)

	July 31,	January 31,
	2009	2009
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$56,582	$62,575
Current maturities of long term debt	20,000	20,000
Accrued compensation	25,209	36,252
Accrued insurance expense	9,595	9,173
Other accrued expenses	17,603	17,626
Acquisition escrow obligation-current	563	824
Income taxes payable	1,476	3,254
Billings in excess of costs and estimated earnings on uncompleted contracts	46,400	34,256

Total current liabilities	177,428	183,960

Noncurrent and deferred liabilities:
Long-term debt	13,333	26,667
Accrued insurance expense	11,046	9,947
Deferred income taxes	18,889	29,063
Acquisition escrow obligation-long term	851	1,155
Other	13,402	12,468

Total noncurrent and deferred liabilities	57,521	79,300

Common stock, par value $.01 per share, 30,000 shares authorized, 19,411 and 19,383 shares issued and outstanding, respectively	194	194
Capital in excess of par value	341,353	337,528
Retained earnings	120,709	128,353
Accumulated other comprehensive loss	(7,669)	(10,053)

Total Layne Christensen Company stockholders’ equity	454,587	456,022

Noncontrolling interest	75	75

Total stockholders’ equity	454,662	456,097

	$689,611	$719,357

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Revenues	$217,227	$269,638	$421,419	$514,182
Cost of revenues (exclusive of depreciation, depletion and amortization shown below)	(165,549)	(198,795)	(325,453)	(380,835)
Selling, general and administrative expenses	(30,304)	(36,529)	(62,004)	(69,573)
Depreciation, depletion and amortization	(14,278)	(12,955)	(28,611)	(25,396)
Impairment of oil and gas properties	(21,642)	—	(21,642)	—
Litigation settlement gains	—	—	3,161	—
Equity in earnings of affiliates	2,351	3,812	4,286	6,309
Interest expense	(812)	(1,019)	(1,622)	(1,960)
Other income (expense), net	(13)	693	(638)	647

Income (loss) before income taxes	(13,020)	24,845	(11,104)	43,374
Income tax benefit (expense)	4,380	(9,749)	3,460	(17,716)

Net income (loss) attributable to Layne Christensen Company	$(8,640)	$15,096	$(7,644)	$25,658

Basic income (loss) per share	$(0.45)	$0.79	$(0.40)	$1.34

Diluted income (loss) per share	$(0.45)	$0.78	$(0.40)	$1.32

Weighted average shares outstanding-basic	19,316	19,132	19,307	19,111
Dilutive stock options	—	306	—	284

Weighted average shares outstanding-diluted	19,316	19,438	19,307	19,395

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Total

Balance, January 31, 2008	19,160,716	$192	$328,301	$101,866	$(6,987)	$423,372	$398	$423,770
Comprehensive income:
Net income	—	—	—	25,658	—	25,658	—	25,658
Other comprehensive income:
Foreign currency translation adjustments, net of income tax expense of $143	—	—	—	—	439	439	—	439

Comprehensive income						26,097		26,097

Issuance of unvested shares	38,584	—	—	—	—	—	—	—
Cumulative effect of adoption of SFAS 158	—	—	—	(44)	—	(44)	—	(44)
Issuance of stock upon exercise of options	60,524	1	612	—	—	613	—	613
Income tax benefit on exercise of options	—	—	688	—	—	688	—	688
Share-based compensation	—	—	2,084	—	—	2,084	—	2,084

Balance, July 31, 2008	19,259,824	$193	$331,685	$127,480	$(6,548)	$452,810	$398	$453,208

Balance, January 31, 2009	19,382,976	$194	$337,528	$128,353	$(10,053)	$456,022	$75	$456,097
Comprehensive loss:
Net loss	—	—	—	(7,644)	—	(7,644)	—	(7,644)
Other comprehensive income:
Foreign currency translation adjustments, net of income tax expense of $680	—	—	—	—	1,803	1,803	—	1,803
Change in unrealized loss on foreign exchange contracts, net of income tax expense of $372	—	—	—	—	581	581	—	581

Comprehensive loss						(5,260)		(5,260)

Issuance of unvested shares	12,771	—	—	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(5,217)	—	(109)	—	—	(109)	—	(109)
Issuance of stock upon exercise of options	7,741	—	32	—	—	32	—	32
Income tax benefit on exercise of options	—	—	46	—	—	46	—	46
Income tax deficiency upon vesting of restricted shares	—	—	(177)	—	—	(177)	—	(177)
Share-based compensation	—	—	3,753	—	—	3,753	—	3,753
Issuance of stock upon acquisition of business	12,677	—	280	—	—	280	—	280

Balance, July 31, 2009	19,410,948	$194	$341,353	$120,709	$(7,669)	$454,587	$75	$454,662

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Six Months
	Ended July 31,
	(unaudited)
	2009	2008
Cash flow from operating activities:
Net income (loss) attributable to Layne Christensen Company	$(7,644)	$25,658
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion and amortization	28,611	25,396
Deferred income taxes	(10,156)	6,431
Share-based compensation	3,753	2,084
Share-based compensation excess tax benefit	(46)	(634)
Equity in earnings of affiliates	(4,286)	(6,309)
Dividends received from affiliates	1,556	1,360
(Gain) loss from disposal of property and equipment	(7)	624
Impairment of oil and gas properties	21,642	—
Non-cash litigation settlement gain	(2,868)	—
Changes in current assets and liabilities, net of effects of acquisitions:
(Increase) decrease in customer receivables	3,176	(22,281)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(1,450)	(14,939)
(Increase) decrease in inventories	2,148	(12,426)
(Increase) decrease in other current assets	6,364	(2,132)
Decrease in accounts payable and accrued expenses	(16,776)	(8,030)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	12,144	7,591
Other, net	(386)	(2,545)

Cash provided by (used in) operating activities	35,775	(152)

Cash flow from investing activities:
Additions to property and equipment	(19,188)	(24,955)
Additions to gas transportation facilities and equipment	(783)	(2,870)
Additions to oil and gas properties	(2,375)	(8,523)
Additions to mineral interests in oil and gas properties	(401)	(2,156)
Acquisition of business, net of cash acquired	(600)	(2,518)
Payment of cash purchase price adjustments on prior year acquisitions	(1,349)	(33)
Proceeds from disposal of property and equipment	277	511
Deposit of cash into restricted accounts	—	(6,788)
Release of cash from restricted accounts	515	—
Distribution of restricted cash for prior year acquisitions	(515)	—

Cash used in investing activities	(24,419)	(47,332)

Cash flow from financing activities:
Repayments of long term debt	(13,333)	(13,333)
Issuance of common stock upon exercise of stock options	32	1,246
Excess tax benefit on exercise of share-based instruments	46	634
Purchases and retirement of treasury stock	(109)	—

Cash used in financing activities	(13,364)	(11,453)

Effects of exchange rate changes on cash	(318)	37

Net decrease in cash and cash equivalents	(2,326)	(58,900)
Cash and cash equivalents at beginning of period	67,165	73,068

Cash and cash equivalents at end of period	$64,839	$14,168

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Accounting Policies and Basis of Presentation
Principles of Consolidation -The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the “Company”). All significant intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2009, as filed in its Annual Report on Form 10-K.
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
Revenue Recognition -Revenues are recognized on large, long-term construction contracts meeting the criteria of Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts” (“SOP 81-1”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. As allowed by SOP 81-1, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Contracts for the Company’s mineral exploration drilling services are billable based on the quantity of drilling performed. Thus, revenues for these drilling contracts are recognized on the basis of actual footage or meterage drilled. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.
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
Oil and Gas Properties and Mineral Interests -The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Separate full-cost pools are established for each country in which the Company has exploration activities. Depletion expense was $7,148,000 and $5,754,000 for the six months ended July 31, 2009 and 2008, respectively.

The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If the net book value of our oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Beginning at our fiscal 2010 year end, application of the Ceiling Test requires pricing future revenues at the 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements such as the Company’s fixed-price physical delivery forward sales contracts. Interim considerations of the Ceiling Test prior to the fiscal 2010 year end use the period end price; an average price will be used in the Ceiling Test calculation for annual and interim periods beginning with the Company’s annual period ending January 31, 2010. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. See Note 3 for a discussion of the impairment recorded in fiscal year 2010.
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
Cash and Cash Equivalents - The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.
Restricted Deposits - Included in restricted deposits are escrow funds associated with various acquisitions as described in Note 2 of the Notes to Consolidated Financial Statements.
Accrued Insurance Expense -The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a self-insured limit. Estimates are recorded for health and welfare, property and casualty insurance costs that are associated with these programs. These costs are estimated based on actuarially determined projections of future payments under these programs. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs may be incurred.
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
As of July 31, 2009 and January 31, 2009, the total amount of unrecognized tax benefits recorded under FIN 48 was $8,292,000 and $7,612,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of July 31, 2009 and January 31, 2009, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $3,320,000 and $2,872,000, respectively.
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
Derivatives -The Company follows SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, which requires derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. Under SFAS 133, the Company accounts for its unrealized hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, are recorded in accumulated other comprehensive income in stockholders’ equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in operations. In addition, the Company has entered into fixed-price natural gas contracts to manage fluctuations in the price of natural gas. These contracts result in the Company physically delivering gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts (see Note 6 for disclosure regarding the fair value of derivative instruments). The Company does not enter into derivative financial instruments for speculative or trading purposes.
Earnings per share - Earnings per share (“EPS”) are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock and unvested restricted shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.
Share-based Compensation - The Company adopted SFAS No. 123R (revised December 2004), “Share-Based Compensation” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company elected to adopt the standard using the Modified Prospective Method which requires recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. As of July 31, 2009, the Company had unrecognized compensation expense of $5,643,000 to be recognized over a weighted average period of 1.82 years. The Company determines the fair value of stock-based compensation granted in the form of stock options using the Black-Scholes model.
Supplemental Cash Flow Information - The amounts paid for income taxes and interest are as follows (in thousands):

	Six Months
	Ended July 31,
	2009	2008
Income taxes	$6,075	$15,209
Interest	1,948	1,912
The Company had earnings on restricted deposits of $1,000 and $19,000 for the six months ended July 31, 2009 and 2008, respectively, which were treated as non-cash items as the earnings were restricted for the account of the escrow beneficiaries. Also for the six months ended July 31, 2009, the Company received land and buildings valued at $2,828,000 in a non-cash settlement of a legal dispute in Australia, and made a non-cash distribution of $280,000 of common stock for a prior year acquisition. See Note 2 for a discussion of acquisition activity.
During fiscal year 2009, the Company entered into financing obligations for software licenses amounting to $1,298,000, payable over three years. The associated assets are recorded as Other Intangible Assets in the balance sheet.
New Accounting Pronouncements - In February 2008, the Financial Accounting Standards Board (“the FASB”) issued Staff Position 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), which delayed the effective date of SFAS 157, “Fair Value Measurements” (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. On February 1, 2009, the Company adopted SFAS 157 for those nonfinancial assets within the scope of FSP 157-2. Adoption of SFAS 157 for those nonfinancial assets did not have a material impact on the Company’s financial position, results of operations or liquidity.
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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings and to include the accumulated amount of noncontrolling interests, previously classified as minority interest outside of equity, as part of stockholders’ equity. Since there was no income attributable to noncontrolling interests during the periods presented herein, net income and earnings per share continue to reflect amounts attributable only to the Company. In our presentation of stockholders’ equity we distinguish between equity amounts attributable to Layne Christensen Company stockholders and amounts attributable to the noncontrolling interests. In addition to these financial reporting changes, SFAS 160 provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. The Company adopted this standard, which is applied retrospectively, as of February 1, 2009, and reclassified minority interest in the amounts of $75,000 as of February 1, 2009 and $398,000 as of February 1, 2008, as a component of stockholders’ equity.
In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which expands the disclosures requirement by SFAS No. 132(R) “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to discuss the assumptions and risks used to compute fair value of each category of plan assets. Staff Position 132(R)-1 is effective for fiscal years ending after December 15, 2009, and will be adopted by the Company as of the year end measurement date of January 31, 2010. The Company does not expect the adoption of Staff Position 132(R)-1 to have a material impact on its financial position, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted this standard as of February 1, 2009. The adoption of SFAS 161 did not have a material impact on the Company’s financial position, results of operations or liquidity.
In June 2008, the FASB issued Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (“FSP EITF 03-6-1”). Under this FSP, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The Company adopted FSP EITF 03-6-1 as of February 1, 2009, and concluded that it has no such participating securities to consider for purposes of its shares outstanding and EPS calculations.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance in accordance with SFAS No. 157. If an entity determines that either the volume or level of activity for an asset or liability has significantly decreased from normal conditions, or that price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. The objective in fair value measurement remains unchanged from what is prescribed in SFAS No. 157 and should be reflective of the current exit price. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not currently have any assets or liabilities impacted by the guidance in FSP No. FAS 157-4 and the adoption did not have a material impact on its financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and Accounting Principles Bulletin (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP No. FAS 107-1 is effective for interim reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. The adoption of FSP No. FAS 107-1 did not have a material impact on our financial position, results of operations or cash flows.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) which establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this statement for the period ending July 31, 2009 and has evaluated subsequent events through September 4, 2009, the filing date of this report.
In June 2009, the FASB issued SFAS 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FIN 46(R). SFAS 167 will be effective as of the beginning of the Company’s fiscal year ending January 31, 2011. The Company does not expect the adoption of SFAS 167 to have a material impact on its financial position, results of operations or cash flows.
In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009. The adoption of SFAS 168 will not impact the Company’s financial position, results of operations or liquidity.

2. Acquisitions
Fiscal Year 2010
On May 1, 2009 the Company acquired certain equipment and other assets of Meadow Equipment Sales & Service, Inc. (“Meadow”), a construction company operating primarily in the Midwestern United States. The aggregate purchase price was $600,000 and was paid in cash.
The purchase price for the acquisition has been allocated based on the fair value of the assets acquired, determined based on the Company’s internal operational assessments and other analyses. Based on the Company’s allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the Meadow closing date:

(in thousands)

Property and equipment	$575
Other intangible assets	25

Total purchase price	$600

The identifiable intangible assets associated with Meadow consist of non-compete agreements valued at $25,000 and have a weighted-average life of three years.
The results of operations of Meadow have been included in the Company’s consolidated statements of income commencing with the closing date. Pro forma amounts for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.
On June 16, 2006 the Company acquired 100% of the outstanding stock Collector Wells International, Inc. (“CWI”), a privately held specialty water services company that designs and constructs water supply systems. Under the terms of the purchase, there was contingent consideration up to a maximum of $1,400,000 (the “Earnout Amount”), which was based on a percentage of the amount by which CWI’s earnings before interest, taxes, depreciation and amortization exceeded a threshold amount during the 36 months following the acquisition. During June 2009, the Company determined that the maximum consideration was achieved and settled the Earnout Amount, consisting of $1,120,000 in cash and $280,000 of Layne common stock, valued based on the average closing price of the five trading days ending June 9, 2009. The Company paid the cash portion of the settlement on July 10, 2009 and issued 12,677 shares of Layne common stock in payment of the stock portion. The Earnout Amount has been accounted for as additional purchase consideration, and accordingly the Company recorded $1,400,000 of additional goodwill in July 2009.
On November 30, 2007, the Company acquired certain assets and liabilities of SolmeteX Inc. (“SolmeteX”), a water and wastewater research and development business and supplier of wastewater filtration products to the dental market. In addition to the initial purchase price, there is contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which is based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Any portion of the SolmeteX Earnout Amount that is ultimately paid will be accounted for as additional purchase consideration. Through July 31, 2009, the contingent earnout consideration earned by SolmeteX was $262,000, of which $33,000 was paid in March 2008 and $229,000 was paid in April 2009.
Fiscal Year 2009
The Company completed three acquisitions during the fiscal 2009 year as described below:
•	On October 24, 2008, the Company acquired 100% of the stock of Meadors Construction Co., Inc. (“Meadors”), a construction company operating primarily in Florida. The operation was combined with similar service lines and serves to foster our further expansion into Florida and the southeast.

•	On August 7, 2008, the Company acquired certain assets and liabilities of Moore & Tabor, a geotechnical construction firm operating in California.

•	On May 5, 2008, the Company acquired certain assets and liabilities of Wittman Hydro Planning Associates (“WHPA”), a water consulting firm specializing in hydrologic systems modeling and analysis.

The aggregate purchase price of $8,925,000, comprised of cash of $8,815,000 ($1,150,000 of which was placed in escrow to secure certain representations, warranties and idemnifications under the purchase agreements) and expenses of $110,000, was as follows:

(in thousands)
		Moore
	Meadors	& Tabor	WHPA	Total

Cash	$4,536	$1,785	$2,494	$8,815
Expenses	53	33	24	110

Total purchase price	$4,589	$1,818	$2,518	$8,925

Escrow deposits	$700	$150	$300	$1,150

The purchase price for each acquisition has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses. Based on the Company’s allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective closing dates:

(in thousands)
		Moore
	Meadors	& Tabor	WHPA	Total

Working capital	$2,072	$427	$394	$2,893
Property and equipment	592	798	40	1,430
Goodwill	1,865	593	1,832	4,290
Deferred income taxes	60	—	250	310
Other assets	—	—	2	2

Total purchase price	$4,589	$1,818	$2,518	$8,925

The identifiable intangible assets associated with Meadors consist of non-compete agreements valued at $60,000 and have a weighted-average life of two years. The identifiable intangible assets associated with WHPA consist of patents valued at $250,000, and have a weighted-average life of 15 years. The $4,290,000 of aggregate goodwill was assigned to the water infrastructure segment and is expected to be deductible for tax purposes.
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
3. Impairment of Oil and Gas Properties
As of July 31, 2009, the Company completed its determination of oil and gas reserves for its energy division. This determination was made according to SEC guidelines and used gas prices at July 31, 2009, of $2.89 per Mcf, compared to a price of $3.29 per Mcf on January 31, 2009. Primarily as a result of the lower price, the expected future cash flows and gas reserve volumes were significantly reduced. Accordingly, for the three months ended July 31, 2009, the Company recorded a non-cash impairment charge of $21,642,000, or $13,039,000 after income tax, for the carrying value of the assets in excess of the limitation computed by the Ceiling Test. The Company did not have Ceiling Test impairments during the six months ending July 31, 2008. The Company also recorded a Ceiling Test impairment of $26,690,000 or $16,081,000 after income tax for the three months ended January 31, 2009.

4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	July 31, 2009			January 31, 2009
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill	$91,674	$—		$90,029	$—

Amortizable intangible assets:
Tradenames	$18,962	$(2,680)	29	$18,962	$(2,275)	29
Customer-related	332	(332)	2	332	(332)	2
Patents	3,152	(662)	14	3,152	(569)	14
Non-competition agreements	464	(404)	5	439	(387)	5
Other	2,590	(1,165)	12	2,590	(910)	12

Total amortizable intangible assets	$25,500	$(5,243)		$25,475	$(4,473)

Amortizable intangible assets are being amortized over their estimated lives of two to 40 years with a weighted average amortization period of 26 years. Total amortization expense for other intangible assets was $386,000 and $311,000 for the three months ended July 31, 2009 and 2008, respectively, and $770,000 and $614,000 for the six months ended July 31, 2009 and 2008, respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water
	Energy	Infrastructure	Total

Balance February 1, 2009	$950	$89,079	$90,029
Additions	—	1,645	1,645

Balance, July 31, 2009	$950	$90,724	$91,674

5. Indebtedness
The Company maintains an agreement (“Master Shelf Agreement”) whereby it can issue an additional $45,000,000 in unsecured notes before September 15, 2009. On July 31, 2003, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000 that began on July 31, 2008. The Company also issued $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000 beginning September 29, 2009.
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
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement, plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On July 31, 2009, there were letters of credit of $15,499,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $184,501,000.
The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, leverage and minimum tangible net worth. The Company was in compliance with its covenants as of July 31, 2009.

Debt outstanding as of July 31, 2009 and January 31, 2009, whose carrying value approximates fair value, was as follows (in thousands):

	July 31,	January 31,
	2009	2009
Long-term debt:
Credit Agreement	$—	$—
Senior Notes	33,333	46,667

Total debt	33,333	46,667

Less current maturities	(20,000)	(20,000)

Total long-term debt	$13,333	$26,667

6. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery forward sales contracts to manage natural gas price risk for its production. As of July 31, 2009, the Company had committed to deliver 3,645,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.48 to $10.54 per MMBtu.
The fixed-price physical delivery forward sales contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of SFAS 133 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at July 31, 2009, was $15,164,000 which is determined by comparing the anticipated future cash flows using both the current natural gas spot price and the price of the Company’s fixed-price physical delivery forward sales contracts.
Additionally, the Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of July 31, 2009, the Company held option contracts with an aggregate U.S. dollar notional value of $4,900,000 which are intended to hedge exposure to Australian dollar fluctuations over a period to January 31, 2010. As of July 31, 2009 and January 31, 2009, respectively, the fair value of outstanding derivatives was a gain of $795,000, recorded in other current assets, and a loss of $158,000, recorded in other accrued expenses on the consolidated balance sheet. The fair value of foreign currency contracts is estimated based on comparable quotes from brokers. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.
7. Other Comprehensive Income
Components of other comprehensive (loss) income are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Net (loss) income	$(8,640)	$15,096	$(7,644)	$25,658
Other comprehensive (loss) income, net of taxes:
Foreign currency translation adjustments	1,518	(22)	1,803	439
Change in unrealized loss of foreign exchange contracts	699	—	581	—

Other comprehensive (loss) income	$(6,423)	$15,074	$(5,260)	$26,097

The components of accumulated other comprehensive loss for the six months ended July 31, 2009 and 2008 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain (Loss)	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2009	$(8,940)	$(1,017)	$(96)	$(10,053)
Period change	1,803	—	581	2,384

Balance, July 31, 2009	$(7,137)	$(1,017)	$485	$(7,669)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain (Loss)	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2008	$(6,391)	$(596)	$—	$(6,987)
Period change	439	—	—	439

Balance, July 31, 2008	$(5,952)	$(596)	$—	$(6,548)

8. Litigation Settlement Gains
In fiscal 2000, the Company initiated litigation against a former owner of a subsidiary and associated partners. The action stemmed from alleged competition in violation of non-competition agreements, and sought damages for lost profits and recovery of legal expenses. During the first quarter of fiscal 2010, the Company entered into an agreement whereby it received certain land and buildings in settlement of these claims. The settlement was valued at $2,828,000, based on management’s estimate of the fair market value of the land and buildings received considering current market conditions and information provided by a third party appraisal.
In fiscal 2008, the Company initiated litigation against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it will receive certain payments over a period through September 2009. Payments of $333,000 were received during the first quarter of fiscal 2010, net of contingent attorney fees.
9. Other Income (Expense)
Other income (expense) consisted of the following for the three and six months ended July 31, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Gain (loss) from disposal of property and equipment	$(39)	$(388)	$7	$(624)
Interest income	165	372	221	826
Currency exchange (loss) gain	(64)	(56)	(569)	24
Other	(75)	765	(297)	421

Total	$(13)	$693	$(638)	$647

10. Employee Benefit Plans
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

Net periodic pension cost for the three and six months ended July 31, 2009 and 2008 includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Service cost	$22	$29	$44	$53
Interest cost	119	136	238	249
Expected return on assets	(67)	(161)	(134)	(295)
Net amortization	26	13	52	67

Net periodic pension cost	$100	$17	$200	$74

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three and six months ended July 31, 2009 and 2008 include the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Service cost	$73	$80	$146	$124
Interest cost	44	40	88	66

Net periodic pension cost	$117	$120	$234	$190

11. Fair Value Measurements
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
The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value, which include short term cash equivalents, restricted deposits held in acquisition escrow accounts, and foreign exchange forward contracts, are presented below as of July 31, 2009 and January 31, 2009 (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
July 31, 2009
Financial Assets:
Cash equivalents held at fair value	$20,136	$20,136	$—	$—
Restricted deposits held at fair value	1,414	1,414	—	—
Foreign currency contracts	795	—	795	—

Total	$22,345	$21,550	$795	$—

January 31, 2009
Financial Assets:
Restricted deposits held at fair value	$1,929	$1,929	$—	$—

Financial Liabilities:
Foreign currency contracts	$(158)	$—	$(158)	$—

The Company had no Level 3 fair value measurements during the six months ended July 31, 2009, or for the year ended January 31, 2009.
12. Stock and Stock Option Plans
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
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of July 31, 2009, there were an aggregate of 2,850,000 shares registered under the plans, 1,537,000 of which remain available to be granted under the plans. Of this amount, 250,000 shares may only be granted as stock in payment of bonuses, and 1,287,000 may be issued as stock or options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. For the six months ended July 31, 2009, the Company granted approximately 13,000 restricted shares which generally ratably vest over periods of one to four years from the grant date.
The Company recognized $3,753,000 and $2,084,000 of compensation cost for these share-based plans during the six months ended July 31, 2009 and 2008, respectively. Of these amounts, $739,000 and $645,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $1,464,000 and $805,000 for the six months ended July 31, 2009 and 2008, respectively.

A summary of nonvested share activity for the six months ended July 31, 2009, is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Grant Date	Value (in
	Shares	Fair Value	thousands)

Nonvested stock at January 31, 2009	89,809	$40.48

Granted	12,771	17.79
Vested	(22,744)	42.22

Nonvested stock at July 31, 2009	79,836	$36.35	$1,895

Significant option groups outstanding at July 31, 2009, related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

2/00	1,900	1,900	$5.500	7
4/00	13,794	13,794	3.495	9
6/04	20,000	20,000	16.600	59
6/04	77,376	77,376	16.650	59
6/05	10,000	10,000	17.540	71
9/05	157,000	94,500	23.050	74
1/06	191,481	138,923	27.870	78
6/06	10,000	10,000	29.290	83
6/06	70,000	52,500	29.290	83
6/07	65,625	30,625	42.260	95
7/07	33,000	16,500	42.760	96
9/07	3,000	750	55.480	98
2/08	74,524	24,835	35.710	102
1/09	6,000	6,000	24.010	113
2/09	201,311	—	15.780	114
2/09	4,580	4,580	15.780	114
6/09	108,582	—	21.990	118
6/09	2,472	2,472	21.990	118

	1,050,645	504,755

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $9.92 and $16.54 for the six months ended July 31, 2009 and 2008, respectively. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. Transactions for stock options for the six months ended July 31, 2009, were as follows:

			Weighted
			Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(years)	(in thousands)

Stock Option Activity Summary:
Outstanding at February 1, 2009	741,441	$27.435	6.99	$279
Granted	316,945	17.956	—	—
Exercised	(7,741)	4.125	—	129
Canceled	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at July 31, 2009	1,050,645	24.747	7.47	3,003

Shares Exercisable	504,755	25.624	6.28	1,171

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.
13. Operating Segments
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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenues
Water infrastructure	$174,141	$196,005	$342,228	$376,578
Mineral exploration	30,257	59,575	55,051	110,669
Energy	11,988	12,086	22,309	23,965
Other	841	1,972	1,831	2,970

Total revenues	$217,227	$269,638	$421,419	$514,182

Equity in earnings of affiliates
Mineral exploration	$2,351	$3,812	$4,286	$6,309

Income (loss) before income taxes
Water infrastructure	$8,253	$13,150	$12,780	$22,339
Mineral exploration	3,543	15,279	5,310	26,915
Energy	(17,473)	3,566	(14,885)	8,042
Other	(11)	839	137	859
Unallocated corporate expenses	(6,520)	(6,970)	(12,824)	(12,821)
Interest expense	(812)	(1,019)	(1,622)	(1,960)

Total income (loss) before income taxes	$(13,020)	$24,845	$(11,104)	$43,374

Geographic Information
Revenue
United States	$190,863	$219,942	$373,269	$420,382
Africa/Australia	14,141	28,163	24,516	54,837
Mexico	5,988	12,942	10,996	23,742
Other foreign	6,235	8,591	12,638	15,221

Total revenues	$217,227	$269,638	$421,419	$514,182

14. Contingencies
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
On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleged that the equipment leased from the Company failed to treat the water coming into the ethanol plant to required levels. The First Amended Complaint sought damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud in connection with the design and construction of the water treatment facility. Subsequent to July 31, 2009, the Company and Levelland reached agreement on a settlement of the matter. No additional expense was necessary as a result of the settlement.

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

					Period-to-Period
	Three Months		Six Months		Change
	Ended July 31,		Ended July 31,		Three	Six
	2009	2008	2009	2008	Months	Months
Revenues:
Water infrastructure	80.2%	72.7%	81.2%	73.2%	(11.2)%	(9.1)%
Mineral exploration	13.9	22.1	13.1	21.5	(49.2)	(50.3)
Energy	5.5	4.5	5.3	4.7	(0.8)	(6.9)
Other	0.4	0.7	0.4	0.6	(57.4)	(38.4)

Total net revenues	100.0%	100.0%	100.0%	100.0%	(19.4)	(18.0)

Cost of revenues	(76.2)%	(73.7)%	(77.2)%	(74.1)%	(16.7)	(14.5)
Selling, general and administrative expenses	(13.9)	(13.5)	(14.7)	(13.5)	(17.0)	(10.9)
Depreciation, depletion and amortization	(6.6)	(4.8)	(6.8)	(4.9)	10.2	12.7
Impairment of oil and gas properties	(10.0)	—	(5.1)	—	*	*
Litigation settlement gains	—	—	0.8	—	—	*
Equity in earnings of affiliates	1.1	1.4	1.0	1.2	(38.3)	(32.1)
Interest expense	(0.4)	(0.4)	(0.4)	(0.4)	(20.3)	(17.2)
Other, net	—	0.2	(0.2)	0.1	*	*

Income (loss) before income taxes	(6.0)	9.2	(2.6)	8.4	(152.4)	(125.6)
Income tax benefit (expense)	2.0	(3.6)	0.8	(3.4)	(144.9)	(119.5)

Net income (loss)	(4.0)	5.6%	(1.8)%	5.0%	(157.2)	(129.8)

*	not meaningful

Revenues, equity in earnings of affiliates and income (loss) before income taxes pertaining to the Company’s operating segments are presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel), and board of directors. Operating segment revenues and income (loss) before income taxes are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Revenues
Water infrastructure	$174,141	$196,005	$342,228	$376,578
Mineral exploration	30,257	59,575	55,051	110,669
Energy	11,988	12,086	22,309	23,965
Other	841	1,972	1,831	2,970

Total revenues	$217,227	$269,638	$421,419	$514,182

Equity in earnings of affiliates
Mineral exploration	$2,351	$3,812	$4,286	$6,309

Income (loss) before income taxes
Water infrastructure	$8,253	$13,150	$12,780	$22,339
Mineral exploration	3,543	15,279	5,310	26,915
Energy	(17,473)	3,566	(14,885)	8,042
Other	(11)	839	137	859
Unallocated corporate expenses	(6,520)	(6,970)	(12,824)	(12,821)
Interest expense	(812)	(1,019)	(1,622)	(1,960)

Total income (loss) before income taxes	$(13,020)	$24,845	$(11,104)	$43,374

Revenues decreased $52,411,000, or 19.4% to $217,227,000, for the three months ended July 31, 2009, and $92,763,000, or 18.0%, to $421,419,000 for the six months ended July 31, 2009, as compared to the same periods last year. A further discussion of results of operations by division is presented below.
Cost of revenues decreased $33,246,000 to $165,549,000, or 76.2% of revenues and $55,382,000 to $325,453,000 or 77.2% of revenues for the three and six months ended July 31, 2009, compared to $198,795,000, or 73.7% of revenues and $380,835,000, or 74.1% of revenues, for the same periods last year. The increases as a percentage of revenues were primarily focused in the water infrastructure division as the result of a shift in revenue mix to a higher concentration of heavy construction, which typically carries a lower margin, difficulties on several projects and pricing pressures from increased competition. Also contributing was reduced volume and pricing in the mineral exploration division.
Selling, general and administrative expenses were $30,304,000 and $62,004,000 for the three and six months ended July 31, 2009, compared to $36,529,000 and $69,573,000 for the same periods last year. The decreases were primarily the result of decreased compensation related expenses, offset for the six months by increased non-income tax expenses of $2,244,000. Compensation expenses declined for the periods based on lower accruals for incentive compensation given the Company’s reduced earnings, as well as headcount reductions. The increased non-income tax expenses for the six months were primarily due to a reassessment in the first quarter of the recoverability of value added tax balances and additional accruals for other non-income tax expenses in certain foreign jurisdictions given recent declines in those economies.
Depreciation, depletion and amortization were $14,278,000 and $28,611,000 for the three and six months ended July 31, 2009, compared to $12,955,000 and $25,396,000 for the same periods last year. The increases were primarily due to higher depletion in the energy division as a result of reduced estimated proven oil and gas reserves. The reserves have been reduced primarily due to lower spot gas prices at period end, which are used in estimating future economic production. Higher depletion charges are expected to continue unless gas pricing improves and reserve levels are reassessed.
The Company recorded a non-cash Ceiling Test impairment of oil and gas properties of $21,642,000 for the three months ended July 31, 2009, primarily as a result of a significant continued decline in natural gas prices and the expiration of higher priced forward sales contracts. There were no impairments recorded for the six months ending July 31, 2008.
During the first quarter of fiscal 2010, the Company received litigation settlements valued at $3,161,000. The settlements included receipt of land and buildings valued at $2,828,000, and cash receipts of $333,000, net of contingent attorney fees.

Equity in earnings of affiliates were $2,351,000 and $4,286,000 for the three and six months ended July 31, 2009, compared to $3,812,000 and $6,309,000 for the same periods last year. The decreases reflect the impact of a softening minerals exploration market in Latin America, primarily for gold and copper. We expect our equity in earnings of affiliates to remain positive, but reduced from prior year levels through the balance of the fiscal year.
Interest expense decreased to $812,000 and $1,622,000 for the three and six months ended July 31, 2009, compared to $1,019,000 and $1,960,000 for the same periods last year. The decreases were a result of scheduled debt reductions.
Income tax benefits of $4,380,000 (an effective rate of 33.6%) and $3,460,000 (an effective rate of 31.2%) were recorded for the three and six months ended July 31, 2009, including an $8,603,000 benefit related to the non-cash impairment charge of proved oil and gas properties recorded as a discrete item in the three months ended July 31, 2009. Excluding the impairment and related tax benefit, the Company would have recorded income tax expense of $4,223,000 (an effective rate of 49.0%) and $5,143,000 (an effective rate of 48.8%) for the three and six months ended July 31, 2009, compared to income tax expense of $9,749,000 (an effective rate of 39.2%) and $17,716,000 (an effective rate of 40.8%) for the same periods last year. The increases in these effective rates were primarily attributable to the impact of nondeductible expenses as pretax income declined. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

	Three months ended		Six months ended
Water Infrastructure Division	July 31,		July 31,
(in thousands)	2009	2008	2009	2008
Revenues	$174,141	$196,005	$342,228	$376,578
Income before income taxes	8,253	13,150	12,780	22,339
Water infrastructure revenues decreased 11.2% to $174,141,000 and 9.1% to $342,228,000 for the three and six months ended July 31, 2009, respectively, compared to $196,005,000 and $376,578,000 for the same periods last year. The decreases occurred across all major product lines, except pipeline construction which has increased due primarily to expanded projects in Colorado. Although revenues were down across the country, the most affected locations were in the Western U.S., where a decrease in housing construction and the economic effects of budget constraints on municipal government spending has significantly impacted our markets. Bidding activity, particularly in the heavy construction markets, remains relatively strong albeit with more competitors.
Income before income taxes for the water infrastructure division decreased 37.2% to $8,253,000 and 42.8% to $12,780,000 for the three and six months ended July 31, 2009, respectively, compared to $13,150,000 and $22,339,000 for the same periods last year. Reduced revenue levels and margin pressures from increased competition, as well as difficulties on several projects, contributed to the declines. Factors also contributing were worse than expected workers’ compensation and healthcare insurance experience. Cost control measures including headcount reductions continue as we seek to match expenses to lower activity levels in most of our product lines.
The backlog in the water infrastructure division was $453,384,000 as of July 31, 2009, compared to $481,615,000 as of April 30, 2009, and $477,675,000 as of July 31, 2008.

	Three months ended		Six months ended
Mineral Exploration Division	July 31,		July 31,
(in thousands)	2009	2008	2009	2008
Revenues	$30,257	$59,575	$55,051	$110,669
Income before income taxes	3,543	15,279	5,310	26,915
Mineral exploration revenues decreased 49.2% to $30,257,000 and 50.3% to $55,051,000 for the three and six months ended July 31, 2009, respectively, compared to $59,575,000 and $110,669,000 for the same periods last year. The decreased activity levels which began in the fourth quarter of last year continued, with revenue declines in virtually all of the division’s markets driven by tightening credit and economic uncertainty. We anticipate declines against last year’s levels for the balance of the fiscal year.

Income before income taxes for the mineral exploration division was down 76.8% to $3,543,000 and 80.3% to $5,310,000 for the three and six months ended July 31, 2009, respectively, compared to $15,279,000 and $26,915,000 for the same periods last year. During the six month period in the current year, we had two unusual items, receipt of a litigation settlement in Australia of $2,828,000 and increased non-income tax expense of $2,244,000 due to a reassessment of the recoverability of value added taxes and accruals for certain other non-income tax expenses in certain foreign jurisdictions. Operations in North America were profitable, offset by losses in Africa and Australia. The equity in earnings of affiliates declined at a slower rate than the remainder of the division, reflecting higher stability from certain longer term contracts. We have aggressively reduced staffing levels and other costs in dealing with the reduced market activity and continue to explore opportunities to reduce costs further.

	Three months ended		Six months ended
Energy Division	July 31,		July 31,
(in thousands)	2009	2008	2009	2008
Revenues	$11,988	$12,086	$22,309	$23,965
Income (loss) before income taxes	(17,473)	3,566	(14,885)	8,042
Energy revenues decreased 0.8% to $11,988,000 and 6.9% to $22,309,000 for the three and six months ended July 31, 2009, respectively, compared to revenues of $12,086,000 and $23,965,000 for the same periods last year. The decrease in revenues for the three months was attributable to the Company’s decision to reduce production until gas prices improve, partially offset by higher prices on the forward sales contracts in place during the three months this year as compared to last year. The additional decrease in revenues for the six months was attributable to lower gas prices in the Company’s market for the portion of the Company’s production which was not forward sold. We anticipate holding production for the near term to levels sufficient to satisfy our forward sales commitments.
As of July 31, 2009, the Company completed its determination of oil and gas reserves for its Energy division. This determination was made according to SEC guidelines and used gas prices at July 31, 2009, of $2.89 per Mcf, compared to a price of $3.29 per Mcf on January 31, 2009. Primarily as a result of the lower prices, the expected future cash flows and gas reserve volumes were significantly reduced. Accordingly, for the three months ended July 31, 2009, the Company recorded a non-cash Ceiling Test impairment charge of $21,642,000, or $13,039,000 after income tax, for the carrying value of the assets in excess of future net cash flows. If gas pricing remains low or the Company is not able to replace expiring forward sales contracts at attractive prices, additional impairments could occur during the course of the year. As of July 31, 2009, the remaining net book value of assets subject to Ceiling Test impairment was $32,873,000.
Excluding the non-cash impairment charge, income before income taxes for the energy division increased 16.9% to $4,169,000 and decreased 16.0% to $6,757,000 for the three and six months ended July 31, 2009, respectively, compared to $3,566,000 and $8,042,000 for the same periods last year. The increase in income before income taxes for the three months was primarily due to higher prices than last year from forward sales contracts in place and steps taken to reduce operating costs and increase efficiency in our field operations, partially offset by higher depletion based on decreased proved oil and gas reserves. The decrease in income before income taxes for the six months was due to the impact on revenues from lower spot gas prices, as well as higher depletion.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $6,520,000 and $12,824,000 for the three and six months ended July 31, 2009, compared to $6,970,000 and $12,821,000 for the same periods last year. The decreases were primarily a result of decreased expenses for legal and professional fees.
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
The Company maintains an agreement (the “Master Shelf Agreement”) under which it may issue unsecured notes. Under the Master Shelf Agreement, the Company has an additional $45,000,000 of unsecured notes available to be issued before September 15, 2009. At July 31, 2009, the Company had $33,333,000 in notes outstanding under the Master Shelf Agreement.

The Company intends to extend the issuance period for additional unsecured notes beyond September 15, 2009, and has begun discussions with the lender to do so. The Company also maintains an unsecured $200,000,000 revolving credit facility (the “Credit Agreement”) which extends to November 15, 2011. At July 31, 2009, the Company had letters of credit of $15,499,000 and no borrowings outstanding under the Credit Agreement resulting in available capacity of $184,501,000.
The Company’s Master Shelf Agreement and Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are fixed charge coverage ratio, maximum leverage ratio and minimum tangible net worth. Covenant levels and definitions are consistent between the two agreements. The Company was in compliance with its covenants as of July 31, 2009, and expects to be in compliance in fiscal 2010.
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
The Company is in compliance with its covenant and expects to remain so over the next year. As of July 31, 2009 and 2008, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
(dollars in thousands)	July 31, 2009	July 31, 2009	July 31, 2008	July 31, 2008

Minimum fixed charge coverage ratio	2.57	1.50	4.12	1.50
Maximum leverage ratio	0.42	3.00	0.44	3.00
Minimum tangible net worth	$337,303	$291,269	$339,319	$288,722
The Company’s working capital as of July 31, 2009 and July 31, 2008 was $122,012,000 and $127,125,000, respectively. Working capital levels have been reduced with the reduced level of business activity, and the Company expects working capital to remain at reduced levels over the course of the year. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2010.
Operating Activities
Cash provided by operating activities was $35,775,000 for the six months ended July 31, 2009 as compared to cash used in operating activities of $152,000 for the same period last year. Although operating earnings have declined from last year, the Company has been able to bring down working capital and defer its normal increase in the first six months of the fiscal year.
Investing Activities
The Company’s capital expenditures, net of disposals, of $22,470,000 for the six months ended July 31, 2009, were split between $18,911,000 to maintain and upgrade its equipment and facilities and $3,559,000 toward the Company’s operation in unconventional gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects. This compares to equipment spending of $24,444,000 and gas exploration and production spending of $13,549,000 in the same period last year. Over the course of fiscal 2010, we expect equipment and facilities and gas exploration and production spending to be below last year.

Financing Activities
For the six months ended July 31, 2009, the Company had no incremental borrowings under its credit facilities. The Company made a principal payment on the Senior Notes of $13,333,000 in July 2009, and will make a scheduled principal payment of $6,667,000 in September 2009.
The Company’s contractual obligations and commercial commitments as of July 31, 2009, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior Notes	$33,333	$20,000	$13,333	$—	$—
Credit Agreement	—	—	—	—	—
Interest payments	4,761	3,500	1,261	—	—
Software financing obligations	874	482	392	—	—
Operating leases	35,921	12,816	14,100	7,983	1,022
Mineral interest obligations	753	128	412	185	28
Income tax uncertainties	201	201	—	—	—

Total contractual obligations	75,843	37,127	29,498	8,168	1,050

Standby letters of credit	15,499	15,499	—	—	—
Asset retirement obligations	1,344	—	—	—	1,344

Total contractual obligations and commercial commitments	$92,686	$52,626	$29,498	$8,168	$2,394

The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Senior Notes at fixed interest rates of 6.05% and 5.40%. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio (See Note 5 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances and interest rates as of July 31, 2009.
The Company has income tax uncertainties of $8,686,000 at July 31, 2009, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolutions of these items is uncertain, and accordingly the amounts have not been included in the table above.
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
The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If the net book value of our oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Beginning at our fiscal 2010 year end, application of the Ceiling Test requires pricing future revenues at the 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements such as the Company’s fixed-price physical delivery forward sales contracts. Considerations of the Ceiling Test prior to the fiscal 2010 year end use the period end price rather than the new average price. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.
We recorded a Ceiling Test impairment in the second quarter of fiscal 2010 and in the fourth quarter of fiscal 2009. The most significant variables which would impact future ceiling tests are gas pricing and the extent to which forward sales contracts are in place. Should gas pricing remain low, or we are not able to replace our current forward sales contracts at attractive prices, we could face additional impairments during the course of the year. As of July 31, 2009, the net book value of assets subject to the Ceiling Test limitation, after considering the second quarter impairment, was $32,873,000.While additional impairments would materially affect our earnings, we would not expect them to significantly impact our liquidity or compliance with debt covenants.
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
New Accounting Pronouncements – See Note 1 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and their impact on the Company.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
The principal market risks to which the Company is exposed are interest rates on variable rate debt, foreign exchange rates giving rise to translation and transaction gains and losses and fluctuations in the price of natural gas.
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 11 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2009 Form 10-K and Note 5 of this Form 10-Q. As of July 31, 2009, an instantaneous change in interest rates of one percentage point would not change the Company’s annual interest expense, as we have no variable rate debt outstanding.
Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2009, Form 10-K and Note 13 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of July 31, 2009, the Company held option contracts with an aggregate U.S. dollar notional value of $4,900,000 which are intended to hedge exposure to Australian dollar fluctuations over a period to January 31, 2010.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income before income taxes for the three or six months ended July 31, 2009. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical delivery forward sales contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of July 31, 2009, the Company held contracts for physical delivery of 3,645,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.48 to $10.54 per MMBtu. The estimated fair value of such contracts at July 31, 2009, was $15,164,000. The Company generally maintains contracts in place to cover 50% to 75% of its production, although in response to low gas prices, the Company expects to cover 100% of production in fiscal 2010. We estimate that a ten percent change in the price of natural gas would have impacted income before income taxes by approximately $150,000 for the six months ended July 31, 2009. This does not include any potential impact on the Company’s ceiling limitation used in assessing the carrying value of its oil and gas properties.

ITEM 4.	Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended July 31, 2009, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, for the period ended July 31, 2009, the Company concluded that its internal control over financial reporting is effective as of July 31, 2009. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.
PART II

ITEM 1	- Legal Proceedings
On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleged that the equipment leased from the Company failed to treat the water coming into the ethanol plant to required levels. The First Amended Complaint sought damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud in connection with the design and construction of the water treatment facility. Subsequent to July 31, 2009, the Company and Levelland reached agreement on a settlement of the matter. No additional expense was necessary as a result of the settlement.

ITEM 2	- Changes in Securities
     NOT APPLICABLE

ITEM 3	- Defaults Upon Senior Securities
     NOT APPLICABLE

ITEM 4	- Submission of Matters to a Vote of Security Holders
An annual meeting of stockholders was held on June 3, 2009. Set forth below is a brief description of each matter voted upon at the meeting and the results of the balloting:

a)	Election of David A. B. Brown as a Director to hold office for a term expiring at the 2010 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority

13,554,469	0	3,598,676
b)	Election of J. Samuel Butler as a Director to hold office for a term expiring at the 2010 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority

16,820,277	0	332,868
c)	Election of Anthony B. Helfet as a Director to hold office for a term expiring at the 2010 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority

13,551,756	0	3,601,389

d)	Election of Nelson Obus as a Director to hold office for a term expiring at the 2010 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority

5,944,679	0	11,208,466
e)	Election of Andrew B. Schmitt as a Director to hold office for a term expiring at the 2010 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority

16,827,921	0	325,224
f)	Election of Jeffrey J. Reynolds as a Director to hold office for a term expiring at the 2010 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority

16,828,099	0	325,046
g)	Election of Robert R. Gilmore as a Director to hold office for a term expiring at the 2010 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority

16,819,571	0	333,574
h)	Election of Rene J. Robichaud as a Director to hold office for a term expiring at the 2010 Annual Meeting of the Stockholders of the Company and until his successor is duly elected and qualified or until his earlier death, retirement, resignation or removal:

For	Against	Withheld Authority

13,556,019	0	3,597,126
i)	Approval to ratify the Company’s Amended and Restated Rights Agreement:

For	Against	Withheld Authority

9,126,164	6,077,705	5,185
j)	Ratification to amend the Company’s 2006 Equity Incentive Plan to increase the number of shares available for issuance under the 2006 Equity Plan from 600,000 to 2,000,000:

For	Against	Withheld Authority

11,577,551	3,626,511	4,992
k)	Ratification and approval of the selection of the accounting firm of Deloitte and Touche LLP as the independent public accountants of the Company for the fiscal year ended January 31, 2010:

For	Against	Withheld Authority

17,049,007	97,952	6,189
     The Company understands that the reason Mr. Obus received less than a majority of the votes cast for the election of directors is due to a withhold vote recommendation by certain proxy advisory services based on their policy to do so with respect to directors who attend less than 75% of the board and committee meetings during the preceding fiscal year. The Company concurs with the principle implicit in those policies of expecting directors to demonstrate their commitment to the Company by regularly attending board and committee meetings and otherwise contributing to its effective governance. However, this particular vote also demonstrates the danger posed by absolute policies that fail to take a nuanced view of the facts and circumstances surrounding the directors’ inability to attend at least 75% of such meetings. As noted in the Company’s proxy statement for the 2009 Annual Meeting of Stockholders, Mr. Obus attended 74% of all of the meetings of the board and the committees on which he served during the 2008 fiscal year. He attended all of the regularly scheduled meetings of the board and the committees on which he served during fiscal 2008, but was unable to attend 4 of the 7 special meetings of the board due to preexisting business commitments. Those special meetings were called on short notice to address matters that are not expected to recur. Nevertheless, Mr. Obus has pledged to the board to make greater effort to attend all future meetings of the board and committees of which he is a member, including rearranging his schedule wherever possible. The board appreciates his commitment and recognizes his contributions beyond attendance at board and committee meetings, including his input through periodic meetings and calls with senior management, visits to various Company offices and attendance at investor conferences at which the Company is presenting. Based on his various contributions to the Company and his renewed commitment, the board continues to view him as a valued director and believes that it is in the best interests of the Company and its stockholders for him to remain as a director.

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
Form 8-K filed on June 2, 2009, related to the Company’s earnings press release for the three months ended April 30, 2009.
Form 8-K filed on June 5, 2009, related to stockholder approval of an amendment to the Layne Christensen Company 2006 Equity Incentive Plan increasing the number of shares of common stock available for issuance.
Form 8-K filed on September 3, 2009, related to the Company’s earnings press release for the six months ended July 31, 2009.

* * * * * * * * * *
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: September 4, 2009	/s/ A.B. Schmitt
A.B. Schmitt, President
and Chief Executive Officer

DATE: September 4, 2009	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer