Form 10-Q
period 2009-10-31
LAYNE CHRISTENSEN CO
filed 2009-12-08
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No☐
     Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐       No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
     (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
     There were 19,433,309 shares of common stock, $.01 par value per share, outstanding on December 4, 2009.

PART I
Item 1. Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	October 31,	January 31,
	2009	2009
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$77,450	$67,165
Customer receivables, less allowance of $6,759 and $7,878, respectively	118,871	116,234
Costs and estimated earnings in excess of billings on uncompleted contracts	68,383	63,638
Inventories	28,461	31,329
Deferred income taxes	16,470	16,561
Income taxes receivable	3,649	6,806
Restricted deposits-current	1,415	774
Other	5,942	10,063

Total current assets	320,641	312,570

Property and equipment:
Land	11,478	8,586
Buildings	35,207	27,209
Machinery and equipment	364,586	336,166
Gas transportation facilities and equipment	40,709	39,825
Oil and gas properties	95,049	92,497
Mineral interests in oil and gas properties	21,892	21,248

	568,921	525,531
Less — Accumulated depreciation and depletion	(339,404)	(278,786)

Net property and equipment	229,517	246,745

Other assets:
Investment in affiliates	42,458	40,973
Goodwill	92,547	90,029
Other intangible assets, net	19,871	21,002
Restricted deposits-long term	3,000	1,155
Other	8,922	6,883

Total other assets	166,798	160,042

	$716,956	$719,357

See Notes to Consolidated Financial Statements.
- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except per share data)

	October 31	January 31,
	2009	2009
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$63,385	$62,575
Current maturities of long term debt	20,000	20,000
Accrued compensation	28,862	36,252
Accrued insurance expense	10,167	9,173
Other accrued expenses	23,269	17,626
Acquisition escrow obligation-current	1,415	824
Income taxes payable	1,706	3,254
Billings in excess of costs and estimated earnings on uncompleted contracts	50,862	34,256

Total current liabilities	199,666	183,960

Noncurrent and deferred liabilities:
Long-term debt	6,667	26,667
Accrued insurance expense	11,539	9,947
Deferred income taxes	19,001	29,063
Acquisition escrow obligation-long term	3,000	1,155
Other	13,364	12,468

Total noncurrent and deferred liabilities	53,571	79,300

Common stock, par value $.01 per share, 30,000 shares authorized, 19,433 and 19,383 shares issued and outstanding, respectively	194	194
Capital in excess of par value	342,846	337,528
Retained earnings	127,330	128,353
Accumulated other comprehensive loss	(6,726)	(10,053)

Total Layne Christensen Company stockholders’ equity	463,644	456,022

Noncontrolling interest	75	75

Total equity	463,719	456,097

	$716,956	$719,357

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
	2009	2008	2009	2008
Revenues	$217,800	$264,483	$639,219	$778,665
Cost of revenues (exclusive of depreciation, depletion and amortization shown below)	(161,781)	(199,232)	(487,234)	(580,067)
Selling, general and administrative expenses	(31,504)	(35,684)	(93,508)	(105,257)
Depreciation, depletion and amortization	(14,233)	(13,573)	(42,844)	(38,969)
Impairment of oil and gas properties	—	(2,014)	(21,642)	(2,014)
Litigation settlement gains	334	2,173	3,495	2,173
Equity in earnings of affiliates	1,239	4,803	5,525	11,112
Interest expense	(584)	(838)	(2,206)	(2,798)
Other income (expense), net	290	308	(348)	955

Income before income taxes	11,561	20,426	457	63,800
Income tax expense	(4,940)	(8,561)	(1,480)	(26,277)

Net income (loss)	6,621	11,865	(1,023)	37,523

Net loss attributable to noncontrolling interest	—	362	—	362

Net income (loss) attributable to Layne Christensen Company	$6,621	$12,227	$(1,023)	$37,885

Basic income (loss) per share	$0.34	$0.64	$(0.05)	$1.98

Diluted income (loss) per share	$0.34	$0.63	$(0.05)	$1.94

Weighted average shares outstanding:
Basic	19,342	19,246	19,319	19,157

Diluted	19,513	19,448	19,319	19,493

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 31, 2008	19,160,716	$192	$328,301	$101,866	$(6,987)	$423,372	$398	$423,770
Comprehensive income:
Net income (loss)	—	—	—	37,885	—	37,885	(362)	37,523
Other comprehensive income:
Foreign currency translation adjustments, net of income tax benefit of $744	—	—	—	—	(2,350)	(2,350)	—	(2,350)

Comprehensive income						35,535	(362)	35,173

Issuance of unvested shares	38,584	—	—	—	—	—	—	—
Cumulative effect of adoption of new pension guidance	—	—	—	(44)	—	(44)	—	(44)
Issuance of stock upon exercise of options	189,033	2	3,168	—	—	3,170	—	3,170
Income tax benefit on exercise of options	—	—	1,954	—	—	1,954	—	1,954
Share-based compensation	—	—	3,063	—	—	3,063	—	3,063
Contribution of noncontrolling interest	—		—	—	—	—	39	39

Balance, October 31, 2008	19,388,333	$194	$336,486	$139,707	$(9,337)	$467,050	$75	$467,125

Balance, January 31, 2009	19,382,976	$194	$337,528	$128,353	$(10,053)	$456,022	$75	$456,097
Comprehensive income:
Net loss	—	—	—	(1,023)	—	(1,023)	—	(1,023)
Comprehensive income:
Foreign currency translation adjustments, net of income tax expense of $1,213	—	—	—	—	2,852	2,852	—	2,852
Change in unrealized loss on foreign exchange contracts, net of income tax expense of $304	—	—	—	—	475	475	—	475

Comprehensive income						2,304		2,304

Issuance of unvested shares	12,771	—	—	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(5,374)	—	(113)	—	—	(113)	—	(113)
Issuance of stock upon exercise of options	30,259	—	513	—	—	513	—	513
Income tax benefit on exercise of options	—	—	67	—	—	67	—	67
Income tax deficiency upon vesting of restricted shares	—	—	(190)	—	—	(190)	—	(190)
Share-based compensation	—	—	4,761	—	—	4,761	—	4,761
Issuance of stock for purchase price adjustments	12,677		280			280		280

Balance, October 31, 2009	19,433,309	$194	$342,846	$127,330	$(6,726)	$463,644	$75	$463,719

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Nine Months
	Ended October 31,
	(unaudited)
	2009	2008
Cash flow from operating activities:
Net income (loss) attributable to Layne Christensen Company	$(1,023)	$37,885
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion and amortization	42,844	38,969
Deferred income taxes	(9,887)	10,256
Share-based compensation	4,762	3,063
Share-based compensation excess tax benefit	(67)	(1,798)
Equity in earnings of affiliates	(5,525)	(11,112)
Dividends received from affiliates	4,040	2,076
Loss attributable to noncontrolling interest	—	(362)
Loss from disposal of property and equipment	20	42
Impairment of oil and gas properties	21,642	2,014
Non-cash litigation settlement gain	(2,868)	—
Changes in current assets and liabilities, net of effects of acquisitions:
(Increase) decrease in customer receivables	11,525	(15,038)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(4,608)	(11,177)
(Increase) decrease in inventories	3,423	(14,319)
(Increase) decrease in other current assets	3,822	(2,702)
Increase (decrease) in accounts payable and accrued expenses	(9,416)	12,142
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	12,318	5,913
Other, net	(1,207)	(4,588)

Cash provided by operating activities	69,795	51,264

Cash flow from investing activities:
Additions to property and equipment	(25,803)	(39,398)
Additions to gas transportation facilities and equipment	(883)	(5,149)
Additions to oil and gas properties	(2,552)	(14,817)
Additions to mineral interests in oil and gas properties	(644)	(2,792)
Acquisition of business, net of cash acquired	(9,819)	(8,895)
Payment of cash purchase price adjustments on prior year acquisitions	(1,349)	(33)
Proceeds from disposal of property and equipment	338	867
Deposit of cash into restricted accounts	—	(15,200)
Release of cash from restricted accounts	515	15,200
Distribution of restricted cash for prior year acquisitions	(515)	—

Cash used in investing activities	(40,712)	(70,217)

Cash flow from financing activities:
Repayments of long term debt	(20,000)	(13,333)
Issuance of common stock upon exercise of stock options	513	3,170
Excess tax benefit on exercise of share-based instruments	67	1,798
Purchases and retirement of treasury stock	(113)	—
Contribution from noncontrolling interest	—	39

Cash used in financing activities	(19,533)	(8,326)

Effects of exchange rate changes on cash	735	(2,801)

Net increase (decrease) in cash and cash equivalents	10,285	(30,080)
Cash and cash equivalents at beginning of period	67,165	73.068

Cash and cash equivalents at end of period	$77,450	$42,988

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. Accounting Policies and Basis of Presentation
Principles of Consolidation — The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the “Company”). All intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2009, as filed in its Annual Report on Form 10-K.
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
Revenue Recognition — Revenues are recognized on large, long-term construction contracts meeting the criteria of Accounting Standards Codification (“ASC”) Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Contracts for the Company’s mineral exploration drilling services are billable based on the quantity of drilling performed. Thus, revenues for these drilling contracts are recognized on the basis of actual footage or meterage drilled. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.
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
Oil and Gas Properties and Mineral Interests — The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Separate full-cost pools are established for each country in which the Company has exploration activities. Depletion expense was $10,494,000 and $8,584,000 for the nine months ended October 31, 2009 and 2008, respectively.

The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If the net book value of our oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Beginning at our fiscal 2010 year end, application of the Ceiling Test requires pricing future revenues at the 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements such as the Company’s fixed-price physical delivery forward sales contracts. Interim considerations of the Ceiling Test prior to the fiscal 2010 year end use the period end price; an average price will be used in the Ceiling Test calculation for annual and interim periods beginning with the Company’s annual period ending January 31, 2010. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. See Note 3 for a discussion of the impairments recorded.
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
Other Long-lived Assets — The Company evaluates long-lived assets, including its gas transportation facilities and equipment, for impairment whenever events or changes in circumstances indicate that the related carrying value of an asset may not be recoverable. This evaluation includes performing a comparison of the anticipated future net cash flows of the related long-lived assets to their carrying value to determine if a potential impairment exists. If an impairment is identified, the Company reduces the carrying amount of the related long-lived asset to its estimated fair value based on discounted cash flow estimates, quoted market prices when available, or independent appraisals as appropriate. The Company believes that the carrying values and useful lives of its long-lived assets are appropriate at October 31, 2009.
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
Accrued Insurance Expense — The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a self-insured limit. Estimates are recorded for health and welfare, property and casualty insurance costs that are associated with these programs. These costs are estimated based on actuarially determined projections of future payments under these programs. Should a greater amount of claims occur compared to what was estimated or costs of healthcare increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs may be incurred.
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
Income Taxes — Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. However, income tax expense relating to adjustments to the Company’s liabilities for uncertainty in income tax positions under ASC Topic 740, “Income Taxes,” is accounted for discretely in the interim period in which it occurs.
As of October 31, 2009 and January 31, 2009, the total amount of unrecognized tax benefits recorded for uncertainty in income tax positions was $8,417,000 and $7,612,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of October 31, 2009 and January 31, 2009, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $3,341,000 and $2,872,000, respectively.
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
Derivatives — The Company follows guidance within ASC Topic 815, “Derivatives and Hedging” (“ACS Topic 815”), which requires derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company accounts for its unrealized hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, are recorded in accumulated other comprehensive income in stockholders’ equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in operations. In addition, the Company has entered into fixed-price natural gas contracts to manage fluctuations in the price of natural gas. These contracts result in the Company physically delivering gas, and as a result, are exempt from the requirements of ASC Topic 815 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts (see Note 6 for disclosure regarding the fair value of derivative instruments). The Company does not enter into derivative financial instruments for speculative or trading purposes.
Earnings per share — Earnings per share (“EPS”) are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock and unvested restricted shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive.
Share-based Compensation — The Company adopted guidance now codified within ASC Topic 718, “Compensation-Stock Compensation” effective February 1, 2006, which requires the recognition of all share-based instruments in the financial statements and establishes a fair-value measurement of the associated costs. The Company elected to adopt the standard using the Modified Prospective Method which requires recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. As of October 31, 2009, the Company had unrecognized compensation expense of $4,634,000 to be recognized over a weighted average period of 1.66 years. The Company determines the fair value of stock-based compensation granted in the form of stock options using the Black-Scholes model.
Supplemental Cash Flow Information — The amounts paid for income taxes and interest are as follows (in thousands):

	Nine Months
	Ended October 31,
	2009	2008
Income taxes	$9,629	$17,767
Interest	2,526	2,687
The Company had earnings on restricted deposits of $1,000 and $28,000 for the nine months ended October 31, 2009 and 2008, respectively, which were treated as non-cash items as the earnings were restricted for the account of the escrow beneficiaries. Also for the nine months ended October 31, 2009, the Company received land and buildings valued at $2,828,000 in a non-cash settlement of a legal dispute in Australia, and made a non-cash distribution of $280,000 of common stock for a prior year acquisition. See Note 2 for a discussion of acquisition activity.
During fiscal year 2009, the Company entered into financing obligations for software licenses amounting to $1,298,000, payable over three years. The associated assets are recorded as Other Intangible Assets in the balance sheet.
New Accounting Pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance now codified within FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounted Principles,” establishing the ASC as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. The ASC reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure. Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections. This guidance was effective for financial statements issued for reporting periods that ended after September 15, 2009. The adoption did not impact the Company’s financial position, results of operations or liquidity.
In September 2006, the FASB issued guidance now codified within FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB released additional guidance now codified within FASB ASC Topic 820, which delayed the effective date of the original guidance, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination. On February 1, 2009, the Company adopted this guidance for those nonfinancial assets within the scope of the guidance. Adoption for those nonfinancial assets did not have a material impact on the Company’s financial position, results of operations or liquidity.
In December 2007, the FASB issued guidance now codified within FASB ASC Topic 805, “Business Combinations.” This guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. This guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted this standard as of February 1, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or liquidity.
In December 2007, the FASB issued guidance now codified within FASB ASC Topic 810, “Consolidation”. This guidance requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings and to include the accumulated amount of noncontrolling interests, previously classified as minority interest outside of equity, as part of stockholders’ equity. In our presentation of consolidated income and stockholders’ equity we distinguish between amounts attributable to Layne Christensen Company and amounts attributable to the noncontrolling interests. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries will be reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests are remeasured with the gain or loss reported in net earnings. The Company adopted this standard, which is applied retrospectively, as of February 1, 2009, and reclassified minority interest in the amounts of $75,000 as of February 1, 2009 and $398,000 as of February 1, 2008, as a component of stockholders’ equity.

In December 2008, the FASB issued guidance now codified within FASB ASC Topic 715, “Compensation–Retirement Benefits” which expands disclosure requirements to discuss the assumptions and risks used to compute fair value of each category of plan assets. This guidance is effective for fiscal years ending after December 15, 2009, and will be adopted by the Company as of the year end measurement date of January 31, 2010. The Company does not expect the adoption to have a material impact on its financial position, results of operations, or cash flows.
In March 2008, the FASB issued guidance now codified within FASB ASC Topic 815, “Derivatives and Hedging.” This guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted this standard as of February 1, 2009. The adoption did not have a material impact on the Company’s financial position, results of operations or liquidity.
In June 2008, the FASB issued guidance now codified within FASB ASC Topic 260, “Earnings Per Share.” Under this guidance, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether they are paid or unpaid, are considered participating securities and should be included in the computation of earnings per share pursuant to the two-class method. The Company adopted this guidance as of February 1, 2009, and concluded that it has no such participating securities to consider for purposes of its shares outstanding and EPS calculations.
In April 2009, the FASB issued guidance now codified within FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” If an entity determines that either the volume or level of activity for an asset or liability has significantly decreased from normal conditions, or that price quotations or observable inputs are not associated with orderly transactions, increased analysis and management judgment will be required to estimate fair value. The objective in fair value measurement remains unchanged from what is prescribed in the standard and should be reflective of the current exit price. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not currently have any assets or liabilities impacted by the guidance and the adoption did not have a material impact on its financial position, results of operations or cash flows.
In April 2009, the FASB issued guidance now codified within FASB ASC Topic 825, “Financial Instruments,” to require disclosures about fair value of financial instruments for publicly traded companies for both interim and annual periods. Historically, these disclosures were only required annually. The interim disclosures are intended to provide financial statement users with more timely and transparent information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. This guidance is effective for interim reporting periods ending after June 15, 2009. Comparative disclosures are only required for periods ending after the initial adoption. The adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
In May 2009, the FASB issued guidance now codified within FASB ASC Topic 855, “Subsequent Events” which establishes accounting and disclosure requirements for subsequent events. This guidance details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company has evaluated subsequent events through December 7th.
In June 2009, the FASB issued guidance which has not yet been codified in the ASC. This guidance amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC Topic 810, “Consolidation.” This guidance will be effective as of the beginning of the Company’s fiscal year ending January 31, 2011. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.

2. Acquisitions
Fiscal Year 2010
The Company completed two acquisitions during the fiscal 2010 year as described below:
•	On October 30, 2009, the Company acquired 100% of the stock of W.L. Hailey & Company, Inc. (“Hailey”), a water and wastewater solutions firm in Tennessee. The operation was combined with similar service lines and serves to foster the Company’s further expansion of these product lines into the southeast.
•	On May 1, 2009, the Company acquired equipment and other assets of Meadow Equipment Sales & Service, Inc. (“Meadow”), a construction company operating primarily in the Midwestern United States.
The aggregate purchase price of $15,643,000, comprised of cash ($3,000,000 which was placed in escrow to secure certain representations, warranties and idemnifications under the purchase agreements related to the Hailey acquisition), was as follows:

(in thousands)
	Hailey	Meadow	Total

Cash purchase price	$15,043	$600	$15,643

Escrow deposits	$3,000	$—	$3,000

The purchase price for each acquisition has been allocated based on a preliminary assessment of the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses. Such amounts may be subject to revision as the acquired entities are integrated into the Company and the revisions may be significant and will be recorded by the Company as further adjustments to the purchase price allocation. Based on the Company’s preliminary allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective closing dates:

(in thousands)
	Hailey	Meadow	Total

Working capital	$5,043	$—	$5,043
Property and equipment	9,277	575	9,852
Goodwill	873	—	873
Other intangible assets	—	25	25
Other liabilities	(150)	—	(150)

Total purchase price	$15,043	$600	$15,643

The identifiable intangible assets associated with Meadow consist of non-compete agreements valued at $25,000 and have a weighted-average life of three years. The $873,000 of aggregate goodwill was assigned to the water infrastructure segment and is expected to be deductible for tax purposes.
The results of operations of Hailey and Meadow have been included in the Company’s consolidated statements of income commencing with the respective closing dates. Pro forma amounts related to Meadow for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income. Assuming Hailey had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
(in thousands, except per share data)	2009	2008	2009	2008

Revenues	$237,600	$281,670	$705,175	$832,369
Net Income	7,345	12,564	1,057	38,827
Basic earnings per share	$0.38	$0.65	$0.05	$2.03

Diluted earnings per share	$0.38	$0.65	$0.05	$1.99

The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future.
On June 16, 2006 the Company acquired 100% of the outstanding stock of Collector Wells International, Inc. (“CWI”), a privately held specialty water services company that designs and constructs water supply systems. Under the terms of the purchase, there was contingent consideration up to a maximum of $1,400,000 (the “Earnout Amount”), which was based on a percentage of the amount by which CWI’s earnings before interest, taxes, depreciation and amortization exceeded a threshold amount during the 36 months following the acquisition. During June 2009, the Company determined that the maximum consideration was achieved and settled the Earnout Amount, consisting of $1,120,000 in cash and $280,000 of Layne common stock, valued based on the average closing price of the five trading days ending June 9, 2009. The Company paid the cash portion of the settlement on July 10, 2009 and issued 12,677 shares of Layne common stock in payment of the stock portion. The Earnout Amount has been accounted for as additional purchase consideration, and accordingly the Company recorded $1,400,000 of additional goodwill in July 2009.
On November 30, 2007, the Company acquired certain assets and liabilities of SolmeteX Inc. (“SolmeteX”), a water and wastewater research and development business and supplier of wastewater filtration products to the dental market. In addition to the initial purchase price, there is contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which is based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Any portion of the SolmeteX Earnout Amount that is ultimately paid will be accounted for as additional purchase consideration. Through October 31, 2009, the contingent earnout consideration earned by SolmeteX was $262,000, of which $33,000 was paid in March 2008 and $229,000 was paid in April 2009.
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

The purchase price for each acquisition has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses. Based on the Company’s allocations of the purchase prices, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective closing dates:

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
3. Impairment of Oil and Gas Properties
As of October 31, 2009, the Company completed its determination of oil and gas reserves for its energy division. This determination was made according to SEC guidelines and used gas prices at October 31, 2009 of $4.01 per Mcf, compared to $2.89 per Mcf at July 31, 2009 and $3.29 per Mcf at January 31, 2009. Based on the reserve determinations, no Ceiling Test impairment was required as of October 31, 2009. As of July 31, 2009 the Company recorded a non-cash impairment charge of $21,642,000, or $13,039,000 after income tax, for the carrying value of the assets in excess of the limitation computed by the Ceiling Test. The Company did not have Ceiling Test impairments during the nine months ending October 31, 2008, however did record a Ceiling Test impairment of $26,690,000 or $16,081,000 after income tax, as of January 31, 2009.
The impairment of oil and gas properties of $2,014,000 recorded in the nine months ended October 31, 2008 relates to the Company’s exploration project in Chile, begun in 2008. Following initial core testing and further evaluation of infrastructure requirements, it was determined that recovery of the Company’s investment was not likely and the costs were written off.

4. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	October 31, 2009			January 31, 2009
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill	$92,547	$—		$90,029	$—

Amortizable intangible assets:
Tradenames	$18,962	$(2,883)	29	$18,962	$(2,275)	29
Customer-related	332	(332)	2	332	(332)	2
Patents	3,152	(709)	14	3,152	(569)	14
Non-competition agreements	464	(413)	5	439	(387)	5
Other	2,590	(1,292)	12	2,590	(910)	12

Total amortizable intangible assets	$25,500	$(5,629)		$25,475	$(4,473)

Amortizable intangible assets are being amortized over their estimated lives of two to 40 years with a weighted average amortization period of 26 years. Total amortization expense for other intangible assets was $386,000 and $471,000 for the three months ended October 31, 2009 and 2008, respectively, and $1,156,000 and $1,085,000 for the nine months ended October 31, 2009 and 2008, respectively.
The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water
	Energy	Infrastructure	Total
Balance February 1, 2009	$950	$89,079	$90,029
Additions	—	2,518	2,518

Balance, October 31, 2009	$950	$91,597	$92,547

5. Indebtedness
The Company maintains an agreement (“Master Shelf Agreement”) whereby it can issue an additional $50,000,000 in unsecured notes before September 15, 2012. On July 31, 2003, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000 that began on July 31, 2008. The Company also issued $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000 beginning September 29, 2009.
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
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement, plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On October 31, 2009, there were letters of credit of $20,049,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $179,951,000.
The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, leverage and minimum tangible net worth. The Company was in compliance with its covenants as of October 31, 2009.

Debt outstanding as of October 31, 2009 and January 31, 2009, whose carrying value approximates fair value, was as follows (in thousands):

	October 31,	January 31,
	2009	2009
Long-term debt:
Credit Agreement	$—	$—
Senior Notes	26,667	46,667

Total debt	26,667	46,667

Less current maturities	(20,000)	(20,000)

Total long-term debt	$6,667	$26,667

6. Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery forward sales contracts to manage natural gas price risk for its production. As of October 31, 2009, the Company had committed to deliver 2,265,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.66 to $10.65 per MMBtu.
The fixed-price physical delivery forward sales contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of ASC Topic 815 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at October 31, 2009, was $7,893,000 which is determined by comparing the anticipated future cash flows using both the current natural gas spot price and the price of the Company’s fixed-price physical delivery forward sales contracts.
Additionally, the Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of October 31, 2009, the Company held option contracts with an aggregate U.S. dollar notional value of $2,500,000 which are intended to hedge exposure to Australian dollar fluctuations over a period to January 31, 2010. As of October 31, 2009 and January 31, 2009, respectively, the fair value of outstanding derivatives was a gain of $621,000, recorded in other current assets, and a loss of $158,000, recorded in other accrued expenses on the consolidated balance sheet. The fair value of foreign currency contracts is estimated based on comparable quotes from brokers. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.
7. Other Comprehensive Income
Components of other comprehensive (loss) income are summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Net income (loss)	$6,621	$11,865	$(1,023)	$37,523
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,049	(2,789)	2,852	(2,350)
Change in unrealized loss of foreign exchange contracts	(106)	—	475	—

Comprehensive income	7,564	9,076	2,304	35,173

Comprehensive loss attributable to the noncontrolling interest	—	362	—	362

Comprehensive income attributable to Layne
Christensen Company	$7,564	$9,438	$2,304	$35,535

The components of accumulated other comprehensive loss for the nine months ended October 31, 2009 and 2008 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain (Loss)	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2009	$(8,940)	$(1,017)	$(96)	$(10,053)
Period change	2,852	—	475	3,327

Balance, October 31, 2009	$(6,088)	$(1,017)	$379	$(6,726)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Gain (Loss)	Other
	Translation	Pension	on Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2008	$(6,391)	$(596)	$—	$(6,987)
Period change	(2,350)	—	—	(2,350)

Balance, October 31, 2008	$(8,741)	$(596)	$—	$(9,337)

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
In fiscal 2008, the Company initiated litigation against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it received certain payments over a period through September 2009. Payments of $667,000 and $2,173,000 were received during nine months ended October 31, 2009 and 2008, respectively, net of contingent attorney fees.
9. Other Income (Expense)
Other income (expense) consisted of the following for the three and nine months ended October 31, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Gain (loss) from disposal of property and equipment	$(27)	$77	$(20)	$(42)
Interest income	110	123	330	949
Currency exchange (loss) gain	(83)	(22)	(652)	1
Other	290	130	(6)	47

Total	$290	$308	$(348)	$955

10. Employee Benefit Plans
The Company sponsors a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits are computed based mainly on years of service. The Company makes annual contributions to the plan substantially equal to the amounts required to maintain the qualified status of the plan. Contributions are intended to provide for benefits related to past and current service with the Company. Effective December 31, 2003, the Company froze the pension plan. Benefits will no longer be accrued after December 31, 2003, and no further employees will be added to the Plan. The Company expects to use assets of the plan to settle its benefit obligations by January 31, 2010.

Net periodic pension cost for the three and nine months ended October 31, 2009 and 2008 includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Service cost	$22	$26	$66	$79
Interest cost	119	125	357	374
Expected return on assets	(67)	(148)	(201)	(443)
Net amortization	26	31	78	98

Net periodic pension cost	$100	$34	$300	$108

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three and nine months ended October 31, 2009 and 2008 include the following components (in thousands):

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Service cost	$73	$62	$219	$186
Interest cost	44	32	132	98

Net periodic pension cost	$117	$94	$351	$284

11. Fair Value Measurements
In September 2006, the FASB issued guidance now codified within ASC Topic 820, “Fair Value Measurements and Disclosures,” which defines fair value, establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities, and expands disclosures about fair value measurements. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are listed below:
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
The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value, which include short term cash equivalents, restricted deposits held in acquisition escrow accounts, and foreign exchange forward contracts, are presented below as of October 31, 2009 and January 31, 2009 (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
October 31, 2009
Financial Assets:
Cash equivalents held at fair value	$30,229	$30,229	$—	$—
Restricted deposits held at fair value	4,415	4,415	—	—
Foreign currency contracts	621	—	621	—

Total	$35,265	$34,644	$621	$—

January 31, 2009
Financial Assets:
Restricted deposits held at fair value	$1,929	$1,929	$—	$—

Financial Liabilities:
Foreign currency contracts	$(158)	$—	$(158)	$—

The Company had no Level 3 fair value measurements during the nine months ended October 31, 2009, or for the year ended January 31, 2009.
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
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of October 31, 2009, there were an aggregate of 2,850,000 shares registered under the plans, 1,537,000 of which remain available to be granted under the plans. Of this amount, 250,000 shares may only be granted as stock in payment of bonuses, and 1,287,000 may be issued as stock or options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. For the nine months ended October 31, 2009, the Company granted approximately 13,000 restricted shares which generally ratably vest over periods of one to four years from the grant date.
The Company recognized $4,762,000 and $3,063,000 of compensation cost for these share-based plans during the nine months ended October 31, 2009 and 2008, respectively. Of these amounts, $1,074,000 and $1,026,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $1,857,000 and $1,184,000 for the nine months ended October 31, 2009 and 2008, respectively.
A summary of nonvested share activity for the nine months ended October 31, 2009, is as follows:

		Average	Intrinsic
	Number of	Grant Date	Value (in
	Shares	Fair Value	thousands)

Nonvested stock at January 31, 2009	89,809	$40.48

Granted	12,771	17.79
Vested	(23,244)	42.51

Nonvested stock at October 31,2009	79,336	$36.23	$2,055

Significant option groups outstanding at October 31, 2009, related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

2/00	1,900	1,900	$5.500	4
4/00	13,794	13,794	3.495	6
6/04	20,000	20,000	16.600	56
6/04	71,526	71,526	16.650	56
6/05	10,000	10,000	17.540	68
9/05	140,332	140,332	23.050	71
1/06	191,481	138,923	27.870	75
6/06	10,000	10,000	29.290	80
6/06	70,000	52,500	29.290	80
6/07	65,625	30,625	42.260	92
7/07	33,000	16,500	42.760	93
9/07	3,000	1,500	55.480	95
2/08	74,524	24,835	35.710	99
1/09	6,000	6,000	24.010	110
2/09	201,311	—	15.780	111
2/09	4,580	4,580	15.780	111
6/09	108,582	—	21.990	115
6/09	2,472	2,472	21.990	115

	1,028,127	545,487

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $9.92 and $16.54 for the nine months ended October 31, 2009 and 2008, respectively. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. Transactions for stock options for the nine months ended October 31, 2009, were as follows:

		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2009	741,441	$27.435	6.99	$279
Granted	316,945	17.956	—	—
Exercised	(30,259)	16.971	—	343
Canceled	—		—	—
Forfeited	—		—	—
Expired	—		—	—
Outstanding at October 31, 2009	1,028,127	24.820	7.25	4,208

Shares Exercisable	545,487	25.545	6.04	1,746

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues
Water infrastructure	$174,345	$198,613	$516,573	$575,191
Mineral exploration	30,713	53,154	85,764	163,823
Energy	11,743	10,859	34,052	34,824
Other	999	1,857	2,830	4,827

Total revenues	$217,800	$264,483	$639,219	$778,665

Equity in earnings of affiliates Mineral exploration	$1,239	$4,803	$5,525	$11,112

Income before income taxes
Water infrastructure	$11,675	$13,131	$24,455	$35,470
Mineral exploration	1,984	11,908	7,294	38,823
Energy	4,659	2,631	(10,226)	10,673
Other	112	344	249	1,203
Unallocated corporate expenses	(6,285)	(6,750)	(19,109)	(19,571)
Interest expense	(584)	(838)	(2,206)	(2,798)

Total income before income taxes	$11,561	$20,426	$457	$63,800

Geographic Information
Revenues
United States	$190,234	$222,799	$563,503	$643,181
Africa/Australia	11,631	23,222	36,147	78,059
Mexico	6,881	10,333	17,877	34,075
Other foreign	9,054	8,129	21,692	23,350

Total revenues	$217,800	$264,483	$639,219	$778,665

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
On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleged that the equipment leased from the Company failed to treat the water coming into the ethanol plant to required levels. The First Amended Complaint sought damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud in connection with the design and construction of the water treatment facility. The Company and Levelland reached agreement on a settlement of the matter during the third quarter of fiscal 2010. No additional expense was necessary as a result of the settlement.
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

	Three Months		Nine Months		Period-to-Period
	Ended October 31,		Ended October 31,		Change
	2009	2008	2009	2008	Three	Nine
					Months	Months
Revenues:
Water infrastructure	80.0%	75.1%	80.8%	73.9%	(12.2)%	(10.2)%
Mineral exploration	14.1	20.1	13.4	21.0	(42.2)	(47.6)
Energy	5.4	4.1	5.3	4.5	8.1	(2.2)
Other	0.5	0.7	0.5	0.6	(46.2)	(41.4)

Total net revenues	100.0%	100.0%	100.0%	100.0%	(17.7)	(17.9)

Cost of revenues	(74.3)%	(75.3)%	(76.2)%	(74.5)%	(18.8)	(16.0)
Selling, general and administrative expenses	(14.5)	(13.5)	(14.6)	(13.5)	(11.7)	(11.2)
Depreciation, depletion and amortization	(6.5)	(5.2)	(6.7)	(5.0)	4.9	9.9
Impairment of oil and gas properties	—	(0.8)	(3.4)	(0.3)	*	*
Litigation settlement gains	0.2	0.8	0.5	0.3	(84.6)	60.8
Equity in earnings of affiliates	0.6	1.8	0.8	1.4	(74.2)	(50.3)
Interest expense	(0.3)	(0.3)	(0.4)	(0.4)	(30.3)	(21.2)
Other, net	0.1	0.2	—	0.2	(5.8)	*

Income before income taxes	5.3	7.7	—	8.2	(43.4)	(99.3)
Income tax expense	(2.3)	(3.2)	(0.2)	(3.3)	(42.3)	(94.4)

Net income (loss)	3.0%	4.5%	(0.2)%	4.9%	(44.2)	(102.7)

Net loss attributable to noncontrolling interest	—	0.1	—	—	*	*

Net income (loss) attributable to Layne Christensen Company	3.0%	4.6%	(0.2)%	4.9%	(45.8)	(102.7)

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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues
Water infrastructure	$174,345	$198,613	$516,573	$575,191
Mineral exploration	30,713	53,154	85,764	163,823
Energy	11,743	10,859	34,052	34,824
Other	999	1,857	2,830	4,827

Total revenues	$217,800	$264,483	$639,219	$778,665

Equity in earnings of affiliates Mineral exploration	$1,239	$4,803	$5,525	$11,112

Income before income taxes Water infrastructure	$11,675	$13,131	$24,455	$35,470
Mineral exploration	1,984	11,908	7,294	38,823
Energy	4,659	2,631	(10,226)	10,673
Other	112	344	249	1,203
Unallocated corporate expenses	(6,285)	(6,750)	(19,109)	(19,571)
Interest expense	(584)	(838)	(2,206)	(2,798)

Total income before income taxes	$11,561	$20,426	$457	$63,800

Revenues decreased $46,683,000, or 17.7%, to $217,800,000 for the three months ended October 31, 2009, and $139,446,000, or 17.9%, to $639,219,000 for the nine months ended October 31, 2009, as compared to the same periods last year. A further discussion of results of operations by division is presented below.
Cost of revenues were $161,781,000, or 74.3% of revenues and $487,234,000 or 76.2% of revenues for the three and nine months ended October 31, 2009, compared to $199,232,000, or 75.3% of revenues and $580,067,000, or 74.5% of revenues, for the same periods last year. The decrease as a percentage of revenue for the three months was primarily the result of better than average margins on a flood control project in New Orleans. The increase as a percentage of revenues for the nine months was primarily focused in the water infrastructure division as the result of a shift in revenue mix to a higher concentration of heavy construction, which typically carries a lower margin, difficulties on several projects and pricing pressures from increased competition.
Selling, general and administrative expenses were $31,504,000 and $93,508,000 for the three and nine months ended October 31, 2009, compared to $35,684,000 and $105,257,000 for the same periods last year. The decreases were primarily the result of decreased compensation related expenses, lower legal and professional fees and reduced travel. These reductions were partially offset for the nine months by increased non-income tax expenses of $2,569,000. Compensation expenses declined for the periods based on lower accruals for incentive compensation given the Company’s reduced earnings, as well as headcount reductions. Other expense reductions were primarily due to lower activity levels and cost control measures. The increased non-income tax expenses for the nine months were primarily due to a reassessment in the first quarter of the recoverability of value added tax balances and additional accruals for other non-income tax expenses in certain foreign jurisdictions given recent declines in those economies.
Depreciation, depletion and amortization were $14,233,000 and $42,844,000 for the three and nine months ended October 31, 2009, compared to $13,573,000 and $38,969,000 for the same periods last year. The increases were primarily due to higher depletion in the energy division as a result of reduced estimated proven oil and gas reserves. The reserves have been reduced primarily due to lower spot gas prices at period ends, which are used in estimating future economic production. Higher depletion charges are expected to continue unless gas pricing improves and economic reserve levels increase.
The Company recorded a non-cash Ceiling Test impairment of oil and gas properties of $21,642,000 in the second quarter of fiscal 2010, primarily as a result of a significant continued decline in natural gas prices and the expiration of higher priced forward sales contracts. Spot gas prices improved somewhat from July 31 to October 31, 2009, and as a result no additional impairment was necessary as of October 31, 2009. There were no Ceiling Test impairments recorded for the nine months ending October 31, 2008. The impairment of oil and gas properties recorded in the nine months ended October 31, 2008 relates to the Company’s exploration project in Chile, begun in 2008. Following initial core testing and further evaluation of infrastructure requirements, it was determined that recovery of our investment was not likely and the costs were written off.
The Company received litigation settlement gains of $334,000 and $3,495,000 for the three and nine months ended October 31, 2009. The settlements included receipt of land and buildings valued at $2,828,000, and cash receipts of $667,000, net of contingent attorney fees. Cash receipts, net of contingent attorney fees, of $2,173,000 were received for the nine months ended October 31, 2008.
Equity in earnings of affiliates were $1,239,000 and $5,525,000 for the three and nine months ended October 31, 2009, compared to $4,803,000 and $11,112,000 for the same periods last year. The decreases reflect the impact of a soft minerals exploration market in Latin America, primarily for gold and copper. We expect our equity in earnings of affiliates to remain positive, but reduced from prior year levels, through the balance of the fiscal year.
Interest expense decreased to $584,000 and $2,206,000 for the three and nine months ended October 31, 2009, compared to $838,000 and $2,798,000 for the same periods last year. The decreases were a result of scheduled debt reductions.
Income tax expenses of $4,940,000 (an effective rate of 42.7%) and $1,480,000 (an effective rate of 323.9%) were recorded for the three and nine months ended October 31, 2009, including an $8,603,000 benefit related to the non-cash impairment charge of proved oil and gas properties recorded as a discrete item in the second quarter of fiscal 2010. Excluding the impairment and related tax benefit, the Company would have recorded income tax expense of $4,940,000 (an effective rate of 42.7%) and $10,083,000 (an effective rate of 45.6%) for the three and nine months ended October 31, 2009, compared to income tax expense of $8,561,000 (an effective rate of 41.9%) and $26,277,000 (an effective rate of 41.2%) for the same periods last year. The increases in these effective rates were primarily attributable to the impact of nondeductible expenses as pretax income declined. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

Water Infrastructure Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues	$174,345	$198,613	$516,573	$575,191
Income before income taxes	11,675	13,131	24,455	35,470
Water infrastructure revenues decreased 12.2% to $174,345,000 and 10.2% to $516,573,000 for the three and nine months ended October 31, 2009, respectively, as compared to $198,613,000 and $575,191,000 for the same periods last year. The decreases occurred across all major product lines, except pipeline construction which has increased due primarily to expanded projects in Colorado, and water and wastewater treatment plant construction, primarily in the southeastern U.S. Although revenues were down across the country, the most affected locations were in the western U.S., where weakness in housing construction and lower municipal government spending has significantly impacted our markets. Revenues for our specialty geoconstruction services, although down for the nine months, did increase for the three months ended October 31, 2009, due to a contract to assist in flood control in New Orleans. The contract is expected to last into the first quarter of fiscal 2011.
Income before income taxes for the water infrastructure division decreased 11.1% to $11,675,000 and 31.1% to $24,455,000 for the three and nine months ended October 31, 2009, respectively, compared to $13,131,000 and $35,470,000 for the same periods last year. Reduced revenue levels and margin pressures from increased competition, as well as difficulties on several projects, contributed to the declines. Profits on the New Orleans project did partially offset declines in the three months. Cost control measures, including headcount reductions, continue as we seek to match expenses to lower activity levels in most of our product lines.
Bidding activity, particularly in the heavy construction markets, remains relatively strong albeit with more competitors. The backlog for the water infrastructure division at October 31, 2009 was $540,535,000 compared to $453,384,000 as of July 31, 2009, and $418,162,000 at October 31, 2008.
Mineral Exploration Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues	$30,713	$53,154	$85,764	$163,823
Income before income taxes	1,984	11,908	7,294	38,823
Mineral exploration revenues decreased 42.2% to $30,713,000 and 47.6% to $85,764,000 for the three and nine months ended October 31, 2009, respectively, compared to $53,154,000 and $163,823,000 for the same periods last year. The decreased activity levels which began in the fourth quarter of last year continued, with revenue declines in virtually all of the division’s markets driven by economic uncertainty despite higher than historical gold prices.
Income before income taxes for the mineral exploration division was down 83.3% to $1,984,000 and 81.2% to $7,294,000 for the three and nine months ended October 31, 2009, respectively, compared to $11,908,000 and $38,823,000 for the same periods last year. During the nine month period in the current year, we had two unusual items, receipt of a litigation settlement in Australia of $2,828,000 and increased non-income tax expense of $2,569,000 due to a reassessment of the recoverability of value added taxes and accruals for certain other non-income tax expenses in foreign jurisdictions. Operations in North America were profitable, partially offset by losses in Africa and Australia. The equity in earnings of affiliates declined at a slower rate than the remainder of the division, reflecting higher stability from certain longer term contracts. We have aggressively reduced staffing levels and other costs in dealing with the reduced market activity and continue to explore opportunities to reduce costs further.

Energy Division
(in thousands)

	Three months ended		Nine months ended
	October 31,		October 31,
	2009	2008	2009	2008
Revenues	$11,743	$10,859	$34,052	$34,824
Income (loss) before income taxes	4,659	2,631	(10,226)	10,673
Energy revenues increased 8.1% to $11,743,000 and decreased 2.2% to $34,052,000 for the three and nine months ended October 31, 2009, respectively, compared to revenues of $10,859,000 and $34,824,000 for the same periods last year. Higher prices on the forward sales contracts in place increased revenues for the three and nine months ended October 31, 2009, although this was offset for the nine months by lower transportation revenue for third party gas in the first six months of the year. We anticipate holding production for the near term to levels sufficient to satisfy our forward sales commitments.
As of October 31, 2009, the Company completed a determination of oil and gas reserves for the energy division. This determination was made according to SEC guidelines and used gas prices at October 31, 2009 of $4.01 per Mcf compared to $2.89 per Mcf at July 31, 2009 and $3.29 per Mcf at January 31, 2009. Based on the reserve determination, no Ceiling Test impairment was required for the three months ended October 31, 2009. In the second quarter of fiscal 2010 the Company recorded a non-cash Ceiling Test impairment charge of $21,642,000, or $13,039,000 after income tax, for the carrying value of the assets in excess of future net cash flows. If gas pricing does not improve or the Company is not able to replace expiring forward sales contracts at attractive prices, an additional impairment could occur in the fourth quarter. As of October 31, 2009, the remaining net book value of assets subject to Ceiling Test impairment was $29,947,000.
The Company recorded a $2,014,000 non-cash impairment of oil and gas properties in the nine months ended October 31, 2008, related to the Company’s exploration project in Chile, begun in 2008. Following initial core testing and further evaluation of infrastructure requirements, it was determined that recovery of our investment was not likely and the costs were written off. During the nine months ended October 31, 2009 and 2008, we recorded settlement gains, net of attorney fees, of $667,000 and $2,173,000 respectively, related to litigation against former officers of a subsidiary and associated energy production companies.
Excluding the non-cash impairment charges and litigation settlement gains, income before income taxes for the energy division increased 75.0% to $4,325,000 and 2.2% to $10,749,000 for the three and nine months ended October 31, 2009, respectively, compared to $2,472,000 and $10,514,000 for the same periods last year. The increase in income before income taxes was primarily due to higher prices and production volume on forward sales contracts in place compared to the prior year, and steps taken to reduce operating costs and increase efficiency in our field operations, partially offset by higher depletion based on decreased proved oil and gas reserves.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $6,285,000 and $19,109,000 for the three and nine months ended October 31, 2009, compared to $6,750,000 and $19,571,000 for the same periods last year. The decreases were primarily a result of decreased expenses for legal and professional fees.
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
The Company maintains an agreement (the “Master Shelf Agreement”) under which it may issue unsecured notes. Under the Master Shelf Agreement, the Company has an additional $50,000,000 of unsecured notes available to be issued before September 15, 2012. At October 31, 2009, the Company had $26,667,000 in notes outstanding under the Master Shelf Agreement. The Company also maintains an unsecured $200,000,000 revolving credit facility (the “Credit Agreement”) which extends to November 15, 2011. At October 31, 2009, the Company had letters of credit of $20,049,000 and no borrowings outstanding under the Credit Agreement resulting in available capacity of $179,951,000.
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
The Company is in compliance with its covenant and expects to remain so over the next year. As of October 31, 2009 and 2008, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
(dollars in thousands)	October 31, 2009	October 31, 2009	October 31, 2008	October 31, 2008

Minimum fixed charge coverage ratio	2.21	1.50	4.45	1.50
Maximum leverage ratio	0.40	3.00	0.42	3.00
Minimum tangible net worth	$342,699	$291,750	$348,982	$292,444
The Company’s working capital as of October 31, 2009 and October 31, 2008 was $120,975,000 and $120,377,000, respectively. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its anticipated capital expenditures for the next year.
Operating Activities
Cash provided by operating activities was $69,795,000 for the nine months ended October 31, 2009 as compared to cash provided by operating activities of $51,264,000 for the same period last year. Although operating earnings have declined from last year, the Company has been able to effectively manage its required working capital levels and generate additional cash flow.
Investing Activities
The Company’s capital expenditures, net of disposals, of $29,544,000 for the nine months ended October 31, 2009, were split between $25,465,000 to maintain and upgrade its equipment and facilities and $4,079,000 toward the Company’s operation in unconventional gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects. This compares to equipment spending of $38,531,000 and gas exploration and production spending of $22,758,000 in the same period last year. Over the course of fiscal 2010, we expect equipment spending to be below last year. Gas exploration, production and pipeline infrastructure spending will remain low until gas prices improve significantly. The Company spent $9,819,000 and $8,895,000 on acquisitions, net of cash acquired, to complement its water infrastructure division during the nine months ended October 31, 2009 and 2008, respectively.
Financing Activities
For the nine months ended October 31, 2009, the Company had no incremental borrowings under its credit facilities. The Company made scheduled principal payments on the Senior Notes of $13,333,000 in July 2009, and $6,667,000 in September 2009.

The Company’s contractual obligations and commercial commitments as of October 31, 2009, are summarized as follows (in thousands):

		Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other commercial commitments
Senior Notes	$26,667	$20,000	$6,667	$—	$—
Credit Agreement	—	—	—	—	—
Interest payments	3,886	2,896	990	—	—
Software financing obligations	757	482	275	—	—
Operating leases	32,353	11,884	14,264	5,181	1,024
Mineral interest obligations	679	124	374	165	16
Income tax uncertainties	250	250	—	—	—

Total contractual obligations	64,592	35,636	22,570	5,346	1,040

Standby letters of credit	20,049	20,049	—	—	—
Asset retirement obligations	1,364	—	—	—	1,364

Total contractual obligations and commercial commitments	$86,005	$55,685	$22,570	$5,346	$2,404

The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Senior Notes at fixed interest rates of 6.05% and 5.40%. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio (See Note 5 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances and interest rates as of October 31, 2009.
The Company has income tax uncertainties of $8,485,000 at October 31, 2009, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolutions of these items is uncertain, and accordingly the amounts have not been included in the table above.
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
Revenue Recognition – Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35, “Construction-Type and Production-Type Contracts”, using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Contracts for the Company’s mineral exploration drilling services are billable based on the quantity of drilling performed. Thus, revenues for these drilling contracts are recognized on the basis of actual footage or meterage drilled. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.
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
We recorded a Ceiling Test impairment in the second quarter of fiscal 2010 and in the fourth quarter of fiscal 2009. The most significant variables which would impact future ceiling tests are gas pricing and the extent to which forward sales contracts are in place. If gas pricing does not improve, or we are not able to replace our current forward sales contracts at attractive prices, we could face additional impairments in the fourth quarter. As of October 31, 2009, the net book value of assets subject to the Ceiling Test limitation was $29,947,000.While additional impairments would materially affect our earnings, we would not expect them to significantly impact our liquidity or compliance with debt covenants.
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

Goodwill and Other Intangibles –The Company accounts for goodwill and other intangible assets in accordance with ACS Topic 350, “Intangibles-Goodwill and Other.” Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized over their estimated useful lives, which range from two to 40 years.
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
Other Long-lived Assets–The Company evaluates long-lived assets, including its gas transportation facilities and equipment, for impairment whenever events or changes in circumstances indicate that the related carrying value of an asset may not be recoverable. This evaluation includes performing a comparison of the anticipated future net cash flows of the related long-lived assets to their carrying value to determine if a potential impairment exists. If an impairment is identified, the Company reduces the carrying amount of the related long-lived asset to its estimated fair value based on discounted cash flow estimates, quoted market prices when available, or independent appraisals as appropriate. The Company believes that the carrying values and useful lives of its long-lived assets are appropriate at October 31, 2009.
Accrued Insurance Expense–The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a self-insured limit. Estimates are recorded for health and welfare, property and casualty insurance costs that are associated with these programs. These costs are estimated based on actuarially determined projections of future payments under these programs. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.
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
Income Taxes – Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. However, income tax expense relating to adjustments to the Company’s liabilities for uncertainty in income tax positions under ACS Topic 740, “Income Taxes,” is accounted for discretely in the interim period in which it occurs.
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
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 11 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2009 Form 10-K and Note 5 of this Form 10-Q. As of October 31, 2009, an instantaneous change in interest rates of one percentage point would not change the Company’s annual interest expense, as we have no variable rate debt outstanding.
Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2009, Form 10-K and Note 13 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of October 31, 2009, the Company held option contracts with an aggregate U.S. dollar notional value of $2,500,000 which are intended to hedge exposure to Australian dollar fluctuations over a period to January 31, 2010.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income before income taxes for the three or nine months ended October 31, 2009. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical delivery sales contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of October 31, 2009, the Company held contracts for physical delivery of 2,265,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.66 to $10.65 per MMBtu. The estimated fair value of such contracts at October 31, 2009, was $7,893,000. The Company generally maintains contracts in place to cover 50% to 75% of its production, although in response to low gas prices, the Company expects to cover 100% of production in fiscal 2010. We estimate that a ten percent change in the price of natural gas would have impacted income before income taxes by approximately $180,000 for the nine months ended October 31, 2009. This does not include any potential impact on the Company’s ceiling limitation used in assessing the carrying value of its oil and gas properties.
ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended October 31, 2009, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, for the period ended October 31, 2009, the Company concluded that its internal control over financial reporting is effective as of October 31, 2009. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.

PART II
ITEM 1 — Legal Proceedings
On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleged that the equipment leased from the Company failed to treat the water coming into the ethanol plant to required levels. The First Amended Complaint sought damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud in connection with the design and construction of the water treatment facility. The Company and Levelland reached agreement on a settlement of the matter in the third quarter of fiscal 2010. No additional expense was necessary as a result of the settlement.
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

Form 8-K filed on September 3, 2009, related to the Company’s earnings press release for the three and six months ended July 31, 2009.

Form 8-K filed on October 16, 2009, related to an amendment to its Master Shelf Agreement extending the issuance period for additional notes and increasing the available notes under the facility to $50,000,000.
* * * * * * * * * *

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)
DATE: December 7, 2009	/s/ A.B. Schmitt
A.B. Schmitt, President and Chief Executive Officer

DATE: December 7, 2009	/s/ Jerry W. Fanska
Jerry W. Fanska,
Sr. Vice President Finance and Treasurer