Form 10-K
period 2010-01-31
LAYNE CHRISTENSEN CO
filed 2010-04-02
CIK 888504

United States
Securities and Exchange Commission
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the 18,852,593 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2009, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Market on that date was $477,536,180.
At March 26, 2010, there were 19,502,232 shares of the Registrant’s Common Stock outstanding.
Documents Incorporated by Reference
Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

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
Market Overview
The characteristics of each of the industries in which we operate are described below. See Note 17 to the Consolidated Financial Statements for certain financial information about our operating segments and foreign operations.
Water Infrastructure
Water infrastructure demand is driven by the need to provide and protect one of earth’s most essential resources, water, which is drawn from the earth for drinking, irrigation and industrial use. Main drivers for water supply and treatment include shifting demographics and urban sprawl, deteriorating water quality and infrastructure that supplies our water, increasing water demand from industrial expansion, stricter regulation and new technology that allows us to achieve new standards of quality. The U.S. water well drilling industry is highly fragmented, consisting of several thousand regionally and locally based contractors. The majority of these contractors are primarily involved in drilling low-volume water wells for agricultural and residential customers, markets in which we do not generally participate.
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
     Demand for water and wastewater treatment services and plant construction continues to grow. Increasingly stringent water quality regulations are being adopted by a variety of governing agencies. As demographic shifts occur to more water-challenged areas and the number and allowable level of regulated contaminants and impurities becomes stricter, the demand for water recycling (re-use) and conservation services, as well as new specialized treatment media and filtration methods, is expected to remain strong.
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
     The mineral exploration market has been experiencing an unprecedented challenge in the world financial and credit markets. Many mining companies have chosen to cut their drilling programs or to cancel them in total to conserve cash. This market is dependent on financial and credit markets being readily available. In addition, low market prices for base metals have limited mining companies’ ability to seek cash for their operations through other avenues which traditionally have been available to them.
     As mineral resources in developed countries are exhausted and new discoveries begin to slow, mining companies have focused attention on underdeveloped nations as an important source of future production. South America and Africa are key markets for our future global growth. Mining service companies with operating expertise in challenging regions should be well-positioned to capture an increasing amount of these new projects. In addition to new mine development, technological advancements in drilling and processing allow development of mineral resources previously regarded as uneconomical and should benefit the largest drilling services companies that are leading technical innovation in the mineral exploration marketplace.

Energy
The U.S. unconventional natural gas market is generally categorized as a subset of the natural gas market and includes natural gas sourced from coalbeds, shale and tight sands. With improvements in drilling and completion technologies, the supply of natural gas has increased dramatically over the last two years, particularly from unconventional shale gas reservoirs in Appalachia, the mid-continent, and east and west Texas. These shale gas reservoirs are thick and widespread, and represent a large resource base now being tapped by horizontal drilling. Large amounts of methane-rich natural gas are generated and stored in coalbeds, shales and sandstones during the coalification process, when plant material is progressively converted to coal. Production of unconventional natural gas is often accompanied by significant environmental and operational challenges, including disposal of large quantities of water, sometimes saline, that are unavoidably produced with the natural gas. Factors influencing the demand for unconventional natural gas include levels of consumption, availability of natural gas domestically and commodity prices. The exploration and production of unconventional natural gas domestically is driven by the production and use imbalance of natural gas in the U.S. and the economic feasibility from continued advances in drilling completion and production technology. Unconventional natural gas is widely accepted to be a primary future source of domestic supply. Our approximately 271,000 gross acres positions us well to provide natural gas to the domestic market.
Business Strategy
Our growth strategy
Our growth strategy is to expand our current product and service offerings and build attractive extensions of our current divisions driven by our core competencies. The key elements of this strategy include:
Selectively seek acquisition opportunities in all of our divisions
We expect to continue to evaluate acquisition opportunities to enhance our existing service offerings and to expand our geographic markets. We have available cash and credit facilities which will enable us to react to attractive opportunities. We will also pursue acquisitions we consider economic, which may expand our businesses beyond our current markets, such as international water opportunities or conventional oil and gas properties.
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
     We believe our leading position as a provider of water and wastewater treatment services for the municipal end-market enhances our ability to provide complementary services to industrial end-markets. We intend to market our water infrastructure service offerings aggressively to customers in the power generation, pharmaceuticals, food and beverage and other key industrial segments. These end-markets represent large, growing and profitable opportunities that allow us to leverage our existing municipal expertise. Increased water management systems, including boiler water treatment and scrubber wastewater treatment, will be essential to support growth in generating capacity. We expect to leverage our nationwide presence and brand recognition in water infrastructure in marketing our services to these customers.
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
Develop existing unconventional natural gas opportunities and expand presence in the upstream energy market
We are selectively developing and expanding our existing unconventional natural gas properties as well as seeking opportunities in other areas, including oil and conventional natural gas. Concurrent with the development of our unconventional natural gas properties, we continue to build pipeline and natural gas gathering system infrastructure enhancing our ability to trans-

port natural gas to market. We will continue our unconventional natural gas projects by leveraging our internal resources, drilling, engineering and geological expertise and experience in large scale developmental drilling, well completion, exploratory drilling and infrastructure engineering and operations.
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
Water Infrastructure
We are a leading provider of water and wastewater systems and water treatment facilities. We offer, on a bundled basis, a comprehensive range of design, construction and maintenance services for municipal, industrial and agricultural water and wastewater systems. We believe our water infrastructure division is the market leader in the water well drilling industry and provides a full suite of water-related products and services.
     The primary services we provide in the water infrastructure division are:
Water Systems — We offer our customers every aspect of a water system, including hydrologic design and construction, source of supply exploration, well and intake construction and pipeline installation. In fiscal 2010, these services and products generated approximately 36% of revenue in the water infrastructure division. The division provides water services in most regions of the U.S. Our target groundwater drilling market consists of high-volume water wells drilled principally for municipal and industrial customers. These wells have more stringent design specifications and are typically deeper and larger in diameter than low-volume residential and agricultural wells. We have strong technical expertise, an in-depth knowledge of U.S. geology and hydrology, a well-maintained modern fleet of appropriately sized drilling equipment and a demonstrated ability to procure sizable performance bonds often required for water related projects.
     Water supply development mainly requires the integration of hydrogeology and engineering with proven knowledge and application of drilling techniques. The drilling methods, size and type of equipment depend upon the depth of the wells and the geological formations encountered at the project site. We have extensive well archives in addition to technical personnel to determine geological conditions and aquifer characteristics. We provide feasibility studies using complex geophysical survey methods and have the expertise to analyze the survey results and define the source, depth and magnitude of an aquifer. We can then estimate recharge rates, recommend well design features, plan well field design and develop water management plans. To conduct these services, we maintain a staff of professional employees, including geological engineers, geologists, hydrogeologists and geophysicists. These attributes enable us to locate suitable water-bearing formations to meet a wide variety of customer requirements.
     Our expertise includes all sources of water supply including groundwater as previously discussed, surface sources, and groundwater under the influence of surface waters. We design and construct bank intake structures, submerged intakes, infiltration galleries, and horizontal collector wells. We also design and construct the pipelines and pump stations necessary to convey water from its source to the users.
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
Water and Wastewater Treatment and Plant Construction — We are well-positioned to serve the needs of our municipal and industrial customers by providing the design and construction of both water and wastewater treatment plants. Continued population growth in water-challenged regions and more stringent regulatory requirements lead to increasing needs to conserve water resources and control contaminants and impurities. For the design and construction of integrated water treatment facilities and the provision of filter media and membranes, we focus on our traditional customer base served in our water well service businesses. We offer complete water treatment solutions for various groundwater contaminants and impurities, such as volatile organics, nitrates, iron, manganese, arsenic, radium, radon, uranium and perchlorate. These design and construction solutions typically involve proprietary treatment media and filtration methods, as well as treatment equipment installed at or near the wellhead, including chlorinators, aerators, filters and controls. These services are provided in connection with surface water intakes, pumping stations and groundwater pump stations. In addition to our traditional treatment equipment and filtration media, we are actively expanding our offerings and expertise in wastewater products and industrial process treatment technologies. We believe our proprietary technology, expertise and reputation in the industry will set us apart from competitors in this market.
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
Geoconstruction — We provide geoconstruction services to the heavy civil construction market that are focused primarily on soil stabilization during the construction of highways, dams, tunnels, shafts, water lines, subways and other civil construction projects. Geoconstruction services are used to modify weak and unstable soils and provide support and groundwater control for excavation. Services offered include cement and chemical grouting, jet grouting, vibratory ground improvement, drain hole drilling, installation of ground anchors, tiebacks, rock bolts and instrumentation. We have expertise in selecting the appropriate support techniques to be applied in various geological conditions in addition to extensive experience in the placement of measuring devices capable of monitoring water levels and ground movement.
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
     Our mineral exploration division conducts aboveground and underground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Exploratory drilling is conducted to determine if there is a minable mineral deposit, which is known as an orebody, on the site. Definitional drilling is typically conducted at a site to assess whether it would be economical to mine and to assist in mapping the mine layout. The demand for our definitional drilling services increased in recent years as new and less expensive mining techniques make it feasible to mine previously uneconomical orebodies.
     Our services are used primarily by major gold and copper producers and to a lesser extent, other base metal producers. Work for gold mining customers generates approximately half of the business in our mineral exploration division. The success of our mineral exploration division is closely tied to global commodity prices and demand for our global mining customers’ products. Our primary markets are in the western U.S., Canada, Mexico, Australia, Brazil and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our primary presence in this market.

Energy
Our energy business operates primarily in the midwestern U.S, and includes the exploration for, and acquisition, development, and production of, unconventional natural gas.
     According to the Energy Information Administration (“EIA”), the production rate of conventional natural gas is declining, while consumption of natural gas and other cleaner-burning fuels is increasing. Unconventional natural gas burns with essentially the same efficiency as natural gas, and we believe it is an attractive substitute fuel source in the marketplace for conventional resources.
     We have developed expertise in the complex geology and engineering techniques needed to effectively develop multi-zone wells in the midwestern U.S., primarily the Cherokee Basin. As of January 31, 2010, we had approximately 271,000 gross acres under lease and 587 gross producing wells. Production from these wells increases more slowly than conventional natural gas wells and generally takes 18-24 months to reach full capacity. However, their life span is significantly longer than conventional natural gas wells. We estimate that the average life span of our current wells is approximately 10-20 years. Additionally, we continue to selectively lease acreage for purposes of expanding our development potential. We believe the increasing demand for cleaner-burning fuels and increasingly stringent regulatory limitations to ensure air quality will have a favorable impact on the price for such fuels.
     When available at an economic rate, we use fixed-price physical delivery forward sales contracts to manage price fluctuation associated with our production of unconventional natural gas and achieve a more predictable cash flow. These derivative financial instruments limit our exposure to declines in prices, but also limit the benefits if prices increase. These instruments would not fully protect us from a decline in natural gas prices. As of January 31, 2010, the Company held contracts for physical delivery of 885,000 million British Thermal Units (“MMBtu”) of natural gas through March 31, 2010, at prices ranging from $7.68 to $10.67 per MMBtu.
Operations
We operate on a decentralized basis, with approximately 80 sales and operations offices located in most regions of the United States as well as in Australia, Africa, Mexico, Canada, Brazil and Italy. In addition, our foreign affiliates operate out of locations in South America and Mexico.
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
     In the water infrastructure division, our customers are typically municipalities and local operations of industrial businesses. Of our water infrastructure revenues in fiscal 2010, approximately 67% were derived from municipalities and approximately 16% were derived from industrial customers while the balance was derived from other customer groups. The term “municipalities” includes local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, we target customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which we believe we have competitive advantages due to our drilling expertise and financial resources.
     Customers for our mineral exploration services are primarily gold and copper producers. Our largest customers in our mineral exploration drilling business are multi-national corporations headquartered primarily in the United States, Brazil, Europe and Canada.
     We market our unconventional gas production to large energy pipeline companies and local industrial customers.
Backlog
We track backlog only in our water infrastructure division as we do not believe it has any significance for our other businesses. Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. Backlog is not necessarily a short term busi-

ness indicator as there can be significant variability in the composition of the contracts and the timing of completion of the services. Our backlog for the water infrastructure division was $554.2 million at January 31, 2010, compared to $427.9 million at January 31, 2009. Our backlog as of year-end is generally completed within the following 12 to 24 months.
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
     Treatment plant and pipeline competitors consist mostly of a few national and many regional companies. The majority of the municipal market is contracted through a public bidding process. While the majority of the market is still price driven, a growing trend supports best value proposals.
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
Employees
At January 31, 2010, we had approximately 3,900 employees, approximately 350 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the U.S. We believe that our relationship with our employees is satisfactory. In all of our service lines, an important competitive factor is technical expertise. As a result, we emphasize the training and development of our personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. In addition, we emphasize strict adherence to all health and safety requirements and offer incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and good safety practices. Training includes an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight-hour updates. We have a safety department staff which allows us to offer such training in-house. This staff also prepares health and safety plans for specific sites and provides input and analysis for the health and safety plans prepared by others.
     On average, our field supervisors and drillers have 21 and 14 years, respectively, of experience with us. Many of our professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. We believe that our size and reputation allow us to compete effectively for highly qualified professionals.
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
     Due to the current economic conditions and the tight credit markets, many of our customers will face considerable budget shortfalls or are delaying capital spending that will decrease the overall demand for our services. In addition, our customers may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets.
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
For the fiscal year ended January 31, 2010, approximately 67% of our water infrastructure division revenue was derived from contracts with governmental entities or agencies. Reduced tax revenue in certain regions, or inability to access traditional sources of credit, may limit spending and new development by local municipalities, which in turn may adversely affect the demand for our services in these regions. Reductions in spending by municipalities or local governmental agencies could reduce demand for our services and reduce our revenue.
A reduction in demand for our mineral exploration and development services could reduce our revenue.
Demand for our mineral exploration services depends in significant part upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals, which often fluctuate widely in response to global supply and demand, among other factors. In addition, the price of gold is affected by numerous factors, including international economic trends, currency exchange fluctuations, expectations for inflation, speculative activities, consumption patterns, purchases and sales of gold bullion holdings by central banks and others, world production levels and political events. In addition to prevailing prices for minerals, mineral exploration activity is influenced by the following factors:
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
As of January 31, 2010, our total indebtedness was $26.7 million, our total liabilities were $264 million and our total assets were $731 million. The current tightness in the credit markets and the terms of our credit agreements could have important consequences to stockholders, including the following:
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

Our revolving credit facility will expire in November 2011 and must be extended or replaced.
     Although we do not currently have any debt outstanding under our revolving credit facility, it does support approximately $20 million of letters of credit. Those letters of credit collateralize our casualty insurance programs, which would otherwise have to be cash collateralized. The facility will expire in November 2011. Should we not be able to extend or replace the revolving credit facility at economic rates and terms, we could be required to make material cash deposits to secure our insurance programs. Without access to an available credit facility, we also could be further restricted in our ability to make capital expenditures or expand the business.
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
Our earnings are significantly impacted by the results of our operations in foreign countries. Our foreign operations are subject to certain risks beyond our control, including the following:
•	political, social and economic instability;
•	war and civil disturbances;
•	the taking of property through nationalization or expropriation without fair compensation;
•	changes in government policies and regulations;
•	tariffs, taxes and other trade barriers; and
•	exchange controls and limitations on remittance of dividends or other payments to us by our foreign subsidiaries and affiliates.
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
Our operations in foreign countries expose us to devaluations and fluctuations in currency exchange rates.
We operate a significant portion of our business in countries outside the U.S. The majority of our costs in those locations are transacted in local currencies. Although we generally contract with our customers in U.S. dollars, some of our contracts are not. Other than on a selected basis, we do not engage in foreign currency hedging transactions. Exchange rate fluctuations between the U.S. dollar and other currencies may have an adverse effect on our results of operations and financial condition.
Reductions in the market price of gold and base metals could significantly reduce our profit.
World gold and base metal prices historically have fluctuated widely and are affected by numerous factors beyond our control, including;
•	the strength of the U.S. economy and the economies of other industrialized and developing nations;

•	global or regional political or economic crises;
•	the relative strength of the U.S. dollar and other currencies;
•	expectations with respect to the rate of inflation;
•	interest rates;
•	sales of gold by central banks and other holders;
•	demand for jewelry containing gold; and
•	speculation.
Any material decrease in the market price of gold and base metals could reduce the demand for our mineral exploration services and reduce our profits.
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
     A sharp or sustained decline in the price of natural gas would result in a commensurate reduction in our revenue, income and cash flow from the production of natural gas and could have a material adverse effect on the carrying value of our natural gas properties and the amount of our natural gas reserves. In the event prices fall substantially, we may not be able to realize a profit from our production. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for natural gas. These periods have been followed by periods of short supply of, and increased demand for, natural gas.
     Lower natural gas prices may not only decrease our revenue, profitability and cash flow, but also reduce the amount of natural gas that we can produce economically. This may result in our having to make additional downward adjustments to our estimated proved reserves which could be substantial. Further decreases in natural gas prices would render a significant number of our planned exploration projects uneconomical. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, we may be required to further write down the carrying value of our natural gas properties as a non-cash charge to earnings. We perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flow of our assets, the carrying value may not be recoverable and may, therefore, require a write-down of such carrying value. We may incur additional impairment charges in the future, which could reduce net income in the period incurred.
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
Our forward sales contracts may not fully protect us from changes in natural gas prices.
We are exposed to fluctuations in the price of natural gas and have entered into fixed-price physical delivery forward sales contracts to manage natural gas price risk for a portion of our production. The prices at which we enter into derivative financial instruments covering our production in the future will be dependent upon commodity prices at the time we enter into these transactions, which may be substantially lower than current natural gas prices. Accordingly, our commodity price risk management strategy will not protect us from significant and sustained declines in natural gas prices received for our future production. We may not be able to obtain contracts at rates commensurate with our current contracts. Conversely, our commodity price risk management strategy may limit our ability to realize cash flow from commodity price increases. As of January 31, 2010, we had committed to deliver 885,000 million MMBtu of natural gas through March 2010 at prices ranging from $7.68 to $10.67 per MMBtu. Current market prices are such that we have not extended or replaced these contracts. If we do not do so, we will have no price protection.
The development of oil and natural gas properties is capital intensive and involves assumptions and speculation that may result in a total loss of investment.
The business of exploring for and, to a lesser extent, developing and operating oil and natural gas properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. We intend to make selective additional investments in our energy division and intend to continue to strategically develop our existing properties and seek opportunities to lease additional acreage in the Cherokee Basin and other areas. Such expansion will require significant capital expenditure. We may drill wells that are unproductive or, although productive, do not produce oil or natural gas in economic quantities. Acquisition and well completion decisions generally are based on subjective judgments and assumptions that are speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, inability to renew leases relating to producing properties, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable.
If we are unable to find, develop and acquire additional oil or natural gas reserves that will be commercially viable for production, our reserves and revenue from our energy division would decline.
The rate of production from oil and natural gas properties declines as reserves are depleted. As a result, we must locate and develop or acquire new reserves to replace those being depleted by production. Without successful development or acquisition activities, our reserves and revenue from our energy division will decline. Some of our competitors in the energy business are larger, more established companies with substantially greater resources, and in many instances they have been engaged in the oil and natural gas extraction business for longer than we have. These companies may have acquisition and development strategies that are more aggressive than ours and may be able to acquire more properties or develop their existing properties much faster than we can. We endeavor to discover new economically feasible reserves at least commensurate with the depletion of our existing reserves through production. Our inability to acquire larger reserves and potential delays in the expansion of our oil or natural gas division may prevent us from gaining market share and reduce our revenue and profitability. We may not be able to find and develop or acquire additional reserves at an acceptable cost or have necessary financing for these activities in the future. In addition, drilling activity within a particular area that we lease may be unsuccessful and exploration activities may not lead to commercial discoveries of oil or natural gas. Further, we may also have to venture into more hostile environments, both politically and geographically, where exploration, development and production of oil and natural gas will be more technologically challenging and expensive.
Our estimated proved reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially reduce the quantities and present value of our reserves.
It is not possible to measure underground accumulations of oil or natural gas in an exact way. Reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future prices, production levels and operating and development costs. In estimating our level of reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to:
•	a constant level of future prices;
•	geological conditions;
•	production levels;
•	capital expenditures;
•	operating and development costs;
•	the effects of regulation; and
•	availability of funds.
     If these assumptions prove to be incorrect, our estimates of proved reserves, the economically recoverable quantities of oil or natural gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flow from our reserves could change significantly.
     The standardized measure of discounted cash flow is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC, less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. Over time, we may make material changes to reserve estimates to take into account changes in our assumptions and the results of actual drilling and production.
     The present value of future net cash flow from our estimated proved reserves is not necessarily the same as the current market value of our estimated proved reserves. We base the estimated discounted future net cash flow from our estimated proved reserves on pricing future revenues at the twelve-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period prior to the report period. However, actual future net cash flow from our properties also will be affected by factors such as:
•	the actual prices we receive;
•	our actual operating costs;
•	the amount and timing of actual production;
•	the amount and timing of our capital expenditures;
•	the supply of and demand for oil and natural gas; and
•	changes in governmental regulations or taxation.
     The timing of both our production and our incurrence of expenses in connection with the development and production of properties will affect the timing of actual future net cash flow from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flow in compliance with guidance codified within Accounting Standards Codification (“ASC”) Topic 932 “Extractive Activities — Oil and Gas,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.
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
As of January 31, 2010, the backlog in our water infrastructure division was approximately $554 million. This consists of the expected gross revenue associated with executed contracts, or portions thereof, not yet performed by us. We cannot assure that the revenue projected in our backlog will be realized or, if realized, will result in profit. Further, project terminations, suspensions or adjustments in scope may occur with respect to con-

tracts reflected in our backlog. Reductions in backlog due to cancellation by a customer or scope adjustments adversely affect, potentially to a material extent, the revenue and profit we actually receive from such backlog. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog. Our backlog as of year-end is generally completed within the following 12 to 24 months. Our backlog does not include any awards for work expected to be performed more than three years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.
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

     As of January 31, 2010, approximately 9% of our workforce was unionized and 10 of our 29 collective bargaining agreements were scheduled to expire within the next 12 months. To the extent that disputes relating to existing or future collective bargaining agreements arise, a work stoppage could occur. If protracted, a work stoppage could substantially reduce or suspend our operations and reduce our revenue.
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
     Presently, the exploration, development and production of oil and natural gas is subject to various types of regulation by local, state, foreign and federal agencies, including laws relating to the environment and pollution. We incur certain capital costs to comply with such regulations and expect to continue to make capital expenditures to comply with these regulatory requirements. In addition, these requirements may prevent or delay the commencement or continuance of a given operation and have a substantial impact on the growth of our energy division. Legislation affecting the oil and natural gas industry is under constant review for amendment and expansion of scope and future changes to legislation may impose significant financial and operational burdens on our business. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the industry and its individual members, some of which carry substantial penalties and other sanctions for failure to comply. Any increases in the regulatory burden on the industry created by new legislation would increase our cost of doing business and, consequently, lower our profitability.
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

If our health insurance, liability insurance or workers’ compensation insurance is insufficient to cover losses resulting from claims or hazards, if we are unable to cover our deductible obligations or if we are unable to obtain insurance at reasonable rates, our operating costs could increase and our profit could decline.
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
Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $93 million as of January 31, 2010. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $252 million as of January 31, 2010, that are reviewed for impairment annually or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If a determination that a significant impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination would require us to write off a substantial portion of our assets, which would reduce our earnings.
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
We rely on a combination of patents, trademarks, trade secrets and similar intellectual property rights to protect the proprietary technology and other intellectual property that are instrumental to our water infrastructure, mineral exploration and energy op-

erations. We may not be able to protect our intellectual property adequately, and our use of this intellectual property could result in liability for patent or trademark infringement or unfair competition. Further, through acquisitions of third parties, we may acquire intellectual property that is subject to the same risks as the intellectual property we currently own.
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
     In addition to outstanding shares eligible for future sale, as of January 31, 2010, 1,026,227 shares of our common stock were issuable under currently outstanding stock options granted to officers, directors and employees and an additional 1,537,000 shares are available to be granted under our stock option and employee incentive plans.
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
     As of January 31, 2010, we (excluding foreign affiliates) owned or leased approximately 600 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This number includes rigs used primarily in each of our service lines as well as multi-purpose rigs. In addition, as of January 31, 2010, our foreign affiliates owned or leased approximately 170 drill rigs.
     Our unconventional gas projects consist of working interests in developed and undeveloped properties primarily located in the Cherokee Basin in the midwestern U.S. We also own the gas transportation facilities and equipment that transport the gas produced from our wells.
Natural Gas Reserves
The estimation of natural gas reserves is complex and requires significant judgment in the evaluation of geological, engineering and economic data. There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond our control. Reserve engineering is a subjective process and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The reserve estimates may change substantially over time as a result of additional development activities, market price, production history and the viability of production under different economic conditions. Accordingly, significant changes in estimates of existing reserves could occur, and the reserve estimates are often different from the actual quantities of natural gas that are ultimately recovered.
     Our reserve and standardized measure estimates are based on independent engineering evaluations prepared by Cawley, Gillespie & Associates, Inc (CGA). A copy of the report issued by CGA is filed with this Form 10-K as exhibit 99(1). The qualifications of the person at CGA primarily responsible for overseeing his firms preparation of our reserve estimates is set forth below.
•	Over 20 years of experience in petroleum engineering, including reserve and economics evaluations, reservoir simulations and coalbed methane studies

•	Registered professional engineer in Texas

•	Member of the Society of Petroleum Engineers
     We maintain internal controls such as the following to oversee the reserve estimation process.
•	No employee’s compensation is based on the amount of reserves determined

•	Written internal policies to oversee preparation of reserves and to validate the data underlying the determinations

•	Compliance with our internal policies is subject to testing at least annually by personnel independent of the engineering department
     Our Manager of Engineering is the technical person primarily responsible for overseeing the preparation of the reserve estimates. His qualifications include:
•	39 years of practical experience in petroleum engineering with 23 years of this experience being in the valuation of reserves

•	Licensed professional engineer in the State of Kansas

•	Bachelor of Science degree in engineering

•	Member in good standing of the Society of Petroleum Engineers
     Our proved reserves and cash flow estimates as of January 31, 2010 and 2009 are presented in the following table. These estimates correspond with the methods used in developing the Supplemental Information on Oil and Gas Producing Activities accompanying the Consolidated Financial Statements in Item 8. Also presented below is the present value of estimated future net cash flows discounted at 10% on a pre-tax basis (pre-tax PV10). We believe the pre-tax PV10 is a useful measure in addition to the after-tax standardized measure. The pre-tax PV10 assists in both the determination of futures cash flows of the current reserves as well as in making relative value comparisons among peer companies.

	2010	2009

Proved developed (MMcf)	16,544	16,289
Proved undeveloped (MMcf)	—	274

Total proved reserves (MMcf)	16,544	16,563

Discounted future net cash flow before income taxes	$22,375	$43,431
Discounted estimated future income taxes	1,270	(3,255)

Standardized measure of discounted future net cash flow	$23,645	$40,176

     The standardized measure of discounted cash flow is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC, less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. Beginning at our fiscal 2010 year end, the price used in determining future net revenue was the unweighted arithmetic average of the first-day-of-the-month spot price for each month within the 12-month period to the end of the reporting period. Previously the spot price at the end of the reporting period was used. In both cases, the future net revenue also incorporates the effect of contractual arrangements such as our fixed-price physical delivery forward sales contracts. The prices used in our determinations at January 31, 2010 and 2009, were $3.24 and $3.29 per Mcf, respectively.
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
     During 2010, we filed estimates of our natural gas and oil reserves for the year 2009 with the Energy Information Administration of the U. S. Department of Energy on Form EIA-23L. The data on Form EIA-23L was presented on a different basis, and included 100% of the natural gas and oil volumes from our operated properties only, regardless of our net interest. The difference between the natural gas and oil reserves reported on Form EIA-23L and those reported in this report exceeds 5%.
Productive Wells and Acreage
As of January 31, 2010, we had 587 gross producing wells and 586 net producing wells. For the years ended January 31, 2010, 2009 and 2008, we produced 4,618 MMcf, 5,132 MMcf, and 4,732 MMcf of gas, respectively.
     The gross and net acreage on leases expiring in each of the following five fiscal years and thereafter are as follows:

	Gross	Net
	Acres	Acres

2011	33,056	33,056
2012	18,364	18,364
2013	74,201	74,201
2014	32,116	32,116
2015	334	334
Thereafter	3,546	3,546
     Gross and net developed and undeveloped acreage as of the end of our last two fiscal years were as follows:

	Acres
Fiscal Years Ended January 31,	2010	2009

Gross developed	111,300	102,009
Net developed	111,093	101,802
Gross undeveloped	159,740	172,509
Net undeveloped	159,740	172,509
Drilling Activity
As of January 31, 2010, we had 22 gross and net wells awaiting completion. The table below sets forth the number of wells completed at any time during the period, regardless of when drilling was initiated. Most of the wells expected to be drilled in the next year will be of the development category and in the vicinity of our existing or planned construction pipeline network. Our drilling, abandonment, and acquisition activities for the periods indicated are shown below:

Fiscal Years Ended January 31,	2010		2009		2008
	Gross	Net	Gross	Net	Gross	Net

Exploratory wells:
Capable of production	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Development wells:
Capable of production	5	5	116	116	92	104
Dry	—	—	—	—	—	—
Wells abandoned	—	—	—	—	—	—
Acquired wells	—	—	—	—	—	—

Net increase in capable wells	5	5	116	116	92	104

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
Item 4. Reserved
Item 4A. Executive Officers of the Registrant
Executive officers of the Company are appointed by the Board of Directors or the President for such terms as shall be determined from time to time by the Board or the President, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.
     Set forth below are the name, age and position of each executive officer of the Company.

Name	Age	Position

Andrew B. Schmitt	61	President, Chief Executive Officer and Director
Jeffrey J. Reynolds	43	Executive Vice President of Operations and Director
Gregory F. Aluce	54	Senior Vice President and Division President — Water Resources
Eric R. Despain	61	Senior Vice President and Division President — Mineral Exploration
Steven F. Crooke	53	Senior Vice President, Secretary and General Counsel
Jerry W. Fanska	61	Senior Vice President-Finance and Treasurer
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
     Jeffrey J. Reynolds became a director and Senior Vice President of the Company on September 28, 2005, in connection with the acquisition of Reynolds, Inc. by Layne Christensen Company. Mr. Reynolds served as the President of Reynolds, Inc., a company which provides products and services to the water and wastewater industries, from 2001 until February of 2010. On March 30, 2006, Mr. Reynolds was promoted to Executive Vice President of the Company overseeing the Water Infrastructure Division and on February 1, 2010, Mr. Reynolds was promoted to Executive Vice President of Operations for the Company overseeing all of the Company’s operating divisions.
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

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
     The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol LAYN. In the year ended January 31, 2010, the Company purchased and subsequently cancelled 5,374 shares of stock related to settlement of withholding obligations. The following table sets forth the range of high and low sales prices of the Company’s stock by quarter for fiscal 2010 and 2009, as reported by the NASDAQ Global Select Market.

Fiscal Year 2010	High	Low

First Quarter	$23.43	$14.13
Second Quarter	24.14	17.53
Third Quarter	35.14	21.69
Fourth Quarter	29.99	24.72

Fiscal Year 2009	High	Low

First Quarter	$45.83	$32.08
Second Quarter	53.37	38.79
Third Quarter	58.26	16.54
Fourth Quarter	27.80	10.36
     At March 26, 2010, there were 99 owners of record of the Company’s common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of January 31, 2010, with respect to shares of the Company’s common stock that have been authorized for issuance under the existing equity compensation plans, including the Company’s 2006 Equity Plan and 2002 Option Plan.
     The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnote 3 to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of options under expired plans as of January 31, 2010, and the weighted average exercise price of those options. No additional options may be granted under such plans.

Number of
securities
remaining available
for future issuance
under equity
	Number of securities		compensation plans
	to be issued upon	Weighted-average	(excluding
	exercise of	exercise price of	securities
	outstanding options,	outstanding options,	reflected in column
Plan Category	warrants and rights	warrants and rights	(a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	910,926 (1)	$25.29	1,287,063 (2)
Equity compensation plans not approved by security holders	—	N/A	—

Total	910,926 (3)		1,287,063

(1)	Shares issuable pursuant to outstanding options under the 2006 Equity Plan and the 2002 Option Plan.

(2)	All shares listed are issuable pursuant to future awards under the 2006 Equity Plan.

(3)	The table does not include information for equity compensation plans that have expired. The Company’s 1992 Option Plan expired in May 2002. As of January 31, 2010, no shares of Company common stock were issuable upon the exercise of outstanding options under the expired 1992 Option Plan. No additional options may be granted under the 1992 Option Plan. The Company’s 1996 Option Plan expired in May 2006. As of January 31, 2010, a total of 115,301 shares of Company common stock were issuable upon the exercise of outstanding options under the expired 1996 Option Plan. The weighted average exercise price of those options is $21.40 per share. No additional options may be granted under the 1996 Option Plan.

Item 6. Selected Financial Data
The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2010, has been derived from the Company’s audited Consolidated Financial Statements. The Company completed various acquisitions in each of the fiscal years, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements or in previously filed Forms 10-K. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company’s consolidated results include the effects of the acquisitions from the date of each acquisition.
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

Fiscal Years Ended January 31,	2010	2009	2008	2007	2006

Income Statement Data (in thousands, except per share data):
Revenues	$866,417	$1,008,063	$868,274	$722,768	$463,015
Cost of revenues (exclusive of depreciation, depletion, amortization and impairment shown below)	(661,552)	(756,083)	(638,003)	(536,373)	(344,628)
Selling, general and administrative expense	(128,244)	(136,687)	(119,937)	(102,603)	(69,979)
Depreciation, depletion and amortization	(57,679)	(52,840)	(43,620)	(32,853)	(20,024)
Impairment of oil and gas properties	(21,642)	(28,704)	—	—	—
Litigation settlement gains	3,495	2,173	—	—	—
Equity in earnings of affiliates	8,198	14,089	8,076	4,452	4,345
Interest expense	(2,734)	(3,614)	(8,730)	(9,781)	(5,773)
Other income, net	199	1,041	1,229	2,557	900

Income from continuing operations before income taxes	6,458	47,438	67,289	48,167	27,856
Income tax expense	(5,093)	(21,266)	(30,178)	(21,915)	(13,121)

Net income from continuing operations before discontinued operations	1,365	26,172	37,111	26,252	14,735
Net loss (income) attributable to noncontrolling interest	—	362	145	—	(50)

Net income attributable to Layne Christensen Company from continuing operations before discontinued operations	1,365	26,534	37,256	26,252	14,685
Gain (loss) from discontinued operations, net of income taxes	—	—	—	—	(4)

Net income attributable to Layne Christensen Company	$1,365	$26,534	$37,256	$26,252	$14,681

Basic income per share:
Net income from continuing operations	$0.07	$1.38	$2.23	$1.71	$1.08
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net income per share	$0.07	$1.38	$2.23	$1.71	$1.08

Diluted income per share:
Net income from continuing operations	$0.07	$1.37	$2.20	$1.68	$1.05
Income (loss) from discontinued operations, net of income taxes	—	—	—	—	—

Net income per share	$0.07	$1.37	$2.20	$1.68	$1.05

Balance Sheet Data (in thousands):
Working capital, including current maturities of debt	$119,649	$128,610	$127,696	$66,989	$69,996
Total assets	730,955	719,357	696,955	547,164	449,335
Total long term debt, excluding current maturities	6,667	26,667	46,667	151,600	128,900
Total Layne Christensen Company stockholders’ equity	466,798	456,022	423,372	205,034	171,626

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
Water Infrastructure Division
This division provides a full line of water and wastewater related services and products including soil stabilization, hydrological studies, site selection, well design, drilling and well development, pump installation and well rehabilitation. The division’s offerings include the design and construction of treatment facilities and the provision of filter media and membranes to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater. The division also offers environmental drilling services to assess and monitor groundwater contaminants.
     Through internal growth and acquisitions, the division has continued to expand its capabilities in the areas of the design and build of water and wastewater treatment plants, Ranney collector wells, water treatment product research and development, sewer rehabilitation and water and wastewater transmission lines.
     The division’s operations rely heavily on the municipal sector as approximately 67% of the division’s fiscal 2010 revenues were derived from the municipal market. The municipal sector can be adversely impacted by economic slowdowns. Reduced tax revenues can limit spending and new development by local municipalities. Generally, spending levels in the municipal sector lag an economic recession or recovery.
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
     The division relies heavily on mining activity in Africa where 29% of total division revenues were generated for fiscal 2010. The Company believes this concentration of risk is mitigated by working for larger international mining companies and the establishment of permanent operating facilities in Africa. Operating difficulties, including but not limited to, political instability, workforce instability, harsh environment, disease and remote locations, all create natural barriers to entry in this market by competitors. The Company believes it has positioned itself as the market leader in Africa and has established the infrastructure to operate effectively.
Energy Division
This division focuses on the exploration and production of unconventional gas properties. This division has primarily been concentrated on projects in the mid-continent region of the United States.
     The expansion of the Company’s energy segment is contingent upon significant cash investments to develop the Company’s unproved acreage. As of January 31, 2010, the Company has invested $157,940,000 in oil and gas related assets and expects to spend approximately $5,000,000 in development activities in fiscal 2011.
     The production curve for a typical unconventional gas well in the Company’s operating market is generally 15-20 years. Accordingly, the Company expects to earn a return on its investment through proceeds from gas production over an extended period.
     However, future revenues and profits will be dependent upon a number of factors including consumption levels for natural gas, commodity prices, the economic feasibility of gas exploration and production and the discovery rate of new gas reserves. The Company has 586 net producing wells on-line as of January 31, 2010.
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

	Fiscal Years Ended January 31,			Period-to-Period Change
				2010	2009
	2010	2009	2008	vs. 2009	vs. 2008

Revenues:
Water infrastructure	80.6%	76.1%	73.7%	(8.9)%	19.9%
Mineral exploration	13.7	18.7	20.5	(37.4)	5.8
Energy	5.3	4.6	4.6	(0.9)	16.6
Other	0.4	0.6	1.2	(35.2)	(44.2)

Total revenues	100.0	100.0	100.0	(14.1)	16.1
Cost of revenues (exclusive of depreciation, depletion, amortization and impairment shown below)	(76.3)	(75.0)	(73.5)	(12.5)	18.5
Selling, general and administrative expense	(14.8)	(13.6)	(13.8)	(6.2)	14.0
Depreciation, depletion and amortization	(6.7)	(5.2)	(5.0)	9.2	21.1
Impairment of oil and gas properties	(2.5)	(2.8)	—	(24.6)	*
Litigation settlement gains	0.4	0.2	—	60.8	*
Equity in earnings of affiliates	0.9	1.4	0.9	(41.8)	74.5
Interest expense	(0.3)	(0.4)	(1.0)	(24.3)	(58.6)
Other, net	—	0.1	0.2	*	*

Income before income taxes	0.7	4.7	7.8	(86.4)	(29.5)
Income tax expense	(0.5)	(2.1)	(3.5)	(76.1)	(29.5)

Net income	0.2	2.6	4.3	(94.8)	(29.5)
Net loss attributable to noncontrolling interest	—	—	—	*	*

Net income attributable to Layne Christensen Company	0.2%	2.6%	4.3%	(94.9)%	(28.8)%

*	not meaningful
Revenues, equity in earnings of affiliates and income before income taxes pertaining to the Company’s operating segments are presented on the next page. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments.

These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors. Operating segment revenues and income before income taxes are summarized as follows:

(in thousands)
Fiscal Years Ended January 31,	2010	2009	2008

Revenues
Water infrastructure	$698,506	$766,957	$639,584
Mineral exploration	118,188	188,918	178,482
Energy	45,940	46,352	39,749
Other	3,783	5,836	10,459

Total revenues	$866,417	$1,008,063	$868,274

Equity in earnings of affiliates
Mineral exploration	$8,198	$14,089	$8,076

Income (loss) before income taxes
Water infrastructure	$33,017	$48,399	$42,995
Mineral exploration	11,149	39,260	37,452
Energy	(6,393)	(12,401)	13,075
Other	308	1,280	3,696
Unallocated corporate expenses	(28,889)	(25,486)	(21,199)
Interest expense	(2,734)	(3,614)	(8,730)

Total income before income taxes	$6,458	$47,438	$67,289

Comparison of Fiscal 2010 to Fiscal 2009
Revenues for fiscal 2010 decreased $141,646,000, or 14.1%, to $866,417,000 compared to $1,008,063,000 for fiscal 2009. A further discussion of results of operations by division is presented below.
     Selling, general and administrative expenses decreased to $128,244,000 for fiscal 2010 compared to $136,687,000 for fiscal 2009 (14.8% and 13.6% of revenues, respectively). The decrease was primarily the result of decreased compensation related expenses, lower legal, professional and consulting fees and reduced travel. These reductions were partially offset by $4,980,000 in settlement charges recorded for the elimination of our hourly pension plan liabilities and increased non-income tax expenses of $2,577,000. Compensation expenses declined based on lower incentive compensation given the Company’s reduced earnings, as well as headcount reductions. Other expense reductions were primarily due to lower activity levels and cost control measures. The increased non-income tax expenses were primarily due to a reassessment in the first quarter of the recoverability of value added tax balances in certain foreign jurisdictions given declines in those economies and higher business tax expenses in those jurisdictions.
     Depreciation, depletion and amortization increased to $57,679,000 for fiscal 2010 compared to $52,840,000 for fiscal 2009. The increase was primarily due to higher depletion in the energy division and depreciation on recent capital expenditures in the water infrastructure division. The higher depletion is a result of reduced estimated proved oil and gas reserves due to lower spot gas prices, which are used in estimating future economic production.
     The Company recorded non-cash impairments to oil and gas properties of $21,642,000 in fiscal 2010 compared to $28,704,000 in fiscal 2009, with 2009 including $2,014,000 related to an exploration project in Chile. The impairments are primarily a result of low gas prices in the Company’s markets, as noted above, and the expiration of higher priced forward sales contracts. On an after tax basis, the impairments were $13,039,000 and $17,251,000 for 2010 and 2009, respectively.
     The Company recorded litigation settlement gains of $3,495,000 and $2,173,000 for the years ended January 31, 2010 and 2009. The settlements in 2010 included receipt of land and buildings valued at $2,828,000, and cash receipts of $667,000, net of contingent attorney fees. Cash receipts, net of contingent attorney fees, of $2,173,000 were received for the year ended January 31, 2009.
     Equity in earnings of affiliates decreased to $8,198,000 for fiscal 2010 compared to $14,089,000 for fiscal 2009. The decrease reflects the impact of a soft minerals exploration market in Latin America, primarily for gold and copper.
     Interest expense decreased to $2,734,000 for fiscal 2010 compared to $3,614,000 for fiscal 2009. The decrease was primarily a result of scheduled debt reductions.
     The Company recorded income tax expenses of $5,093,000 (an effective rate of 78.9%) and $21,266,000 (an effective rate of 44.8%) for fiscal 2010 and 2009, respectively. The effective rates exceeded statutory rates due to the impact of nondeductible expenses and the taxation of foreign income. The Company’s effective rate in both years was further impacted by lower pretax income as a result of the non-cash impairment charges in the Energy division. Excluding the impairments and related tax benefits, the Company would have recorded income tax expenses of $13,696,000 (an adjusted effective rate of 48.7%) and $32,719,000 (an adjusted effective rate of 43.0%) for each year. The higher adjusted effective rate in 2010 over 2009 resulted primarily from the impact of nondeductible expenses as adjusted pretax income declined.

Water Infrastructure Division

(in thousands)
Fiscal Years Ended January 31,	2010	2009

Revenues	$698,506	$766,957
Income before income taxes	33,017	48,399
Water infrastructure revenues decreased 8.9% to $698,506,000 for fiscal 2010, from $766,957,000 for fiscal 2009. The decrease occurred across all major product lines, except Ranney collector wells and our specialty geoconstruction services. The decreases were partially offset by revenues from recently acquired businesses of $30,101,000. Although revenues were down across the country, the most affected locations were in the western U.S., where weakness in housing construction and lower municipal government spending has significantly impacted our markets. Revenues for our specialty geoconstruction services were strong in the second half of the year due to a contract to assist in flood control in New Orleans. The contract is expected to last into the first quarter of fiscal 2011.
     Income before income taxes for the water infrastructure division decreased 31.8% to $33,017,000 for fiscal 2010, compared to $48,399,000 for fiscal 2009. Reduced revenue levels and margin pressures from increased competition, as well as difficulties on several projects, contributed to the decline. Profits on the New Orleans project partially offset declines in the last six months. Cost control measures, including headcount reductions, continue as we seek to match expenses to lower activity levels in most of our product lines.
     The backlog in the water infrastructure division was $554,211,000 as of January 31, 2010, compared to $427,863,000 as of January 31, 2009.
Mineral Exploration Division

(in thousands)
Fiscal Years Ended January 31,	2010	2009

Revenues	$118,188	$188,918
Income before income taxes	11,149	39,260
Mineral exploration revenues decreased 37.4% to $118,188,000 for fiscal 2010, compared to revenues of $188,918,000 for fiscal 2009. The decreased activity levels which began in the fourth quarter of last year continued for much of the year, with revenue declines in virtually all of the division’s markets driven by economic uncertainty. Revenue did improve somewhat in the fourth quarter, with revenue $7,329,000 higher than the fourth quarter last year. The increase was primarily in Mexico and West Africa.
     Income before income taxes for the mineral exploration division decreased 71.6% to $11,149,000 for fiscal 2010, compared to $39,260,000 for fiscal 2009. During the current year, we had two unusual items, receipt of a litigation settlement in Australia of $2,828,000 and increased non-income tax expense of $2,577,000 due to a reassessment of the recoverability of value added taxes and accruals for certain other business tax expenses in foreign jurisdictions. Operations in North America were profitable, partially offset by losses in Africa and Australia. The equity in earnings of affiliates declined at a slower rate than the remainder of the division, reflecting higher stability from certain longer term contracts. We have aggressively reduced staffing and other costs in dealing with the reduced market activity.
     The increased revenue noted in the fourth quarter, along with the effect of cost reduction measures, produced income before income taxes of $3,855,000 as compared to $437,000 in the fourth quarter last year.
Energy Division

(in thousands)
Fiscal Years Ended January 31,	2010	2009

Revenues	$45,940	$46,352
(Loss) before income taxes	(6,393)	(12,401)
Energy revenues decreased 0.9% to $45,940,000 for fiscal 2010, compared to revenues of $46,352,000 for fiscal 2009. Revenue on the forward sales contracts in place increased for the year, although was more than offset by lower transportation revenue for third party gas.
     In fiscal 2010, the Company recorded non-cash impairment charges of $21,642,000 for the carrying value of the assets in excess of future net cash flows, and in fiscal 2009, the Company recorded non-cash impairment charges of $26,690,000. The Company also recorded a $2,014,000 non-cash impairment of oil and gas properties in fiscal 2009, related to the Company’s exploration project in Chile, begun in 2008. If natural gas prices do not improve or the Company is not able to enter into new forward sales contracts at attractive prices, additional impairments could occur in fiscal 2011. As of January 31, 2010, the remaining net book value of assets subject to impairment was $26,699,000.
     During the years ended January 31, 2010 and 2009, we recorded settlement gains, net of attorney fees, of $667,000 and $2,173,000 respectively, related to litigation against former officers of a subsidiary and associated energy production companies.
     Excluding the non-cash impairment charges, income before income taxes for the energy division decreased 6.5% to $15,249,000 for fiscal 2010 compared to $16,303,000 for fiscal 2009. The decrease in income before income taxes was primarily due to $2,176,000 of higher depletion based on decreased proved oil and gas reserves and the lower litigation settlement, partially offset by higher contract prices and volume on forward sales contracts in place compared to the prior year, and steps taken to reduce operating costs and increase efficiency in our field operations.
Other

(in thousands)
Fiscal Years Ended January 31,	2010	2009

Revenues	$3,783	$5,836
Income before income taxes	308	1,280
Activity in our other specialty operations was down as compared to last year primarily due to contracts in Canada and Africa last year that did not repeat.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $28,889,000 and $25,486,000 for fiscal 2010 and 2009,

respectively. The increase for the year was due to $4,980,000 in additional expense in fiscal 2010 for settlement of our pension benefit obligations (see Note 11 of the Notes to Consolidated Financial Statements) partially offset by decreased expense for legal and professional fees and compensation related expenses.
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
Water Infrastructure Division

(in thousands)
Fiscal Years Ended January 31,	2009	2008

Revenues	$766,957	$639,584
Income before income taxes	48,399	42,995
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
     The backlog in the water infrastructure division was $427,863,000 as of January 31, 2009, compared to $408,404,000 as of January 31, 2008.
Mineral Exploration Division

(in thousands)
Fiscal Years Ended January 31,	2009	2008

Revenues	$188,918	$178,482
Income before income taxes	39,260	37,452
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
Energy Division

(in thousands)
Fiscal Years Ended January 31,	2009	2008

Revenues	$46,352	$39,749
(Loss) income before income taxes	(12,401)	13,075
Energy division revenues increased 16.6% to $46,352,000 for fiscal 2009, compared to revenues of $39,749,000 for fiscal 2008. The increase in revenues was primarily attributable to increased production from the Company’s unconventional gas properties.
     During the fourth quarter of fiscal 2009, the Company completed its annual determination of oil and gas reserves for the Energy division. This determination was made according to SEC guidelines and used year end gas prices. Gas prices at January 31, 2009, used in the determination were $3.29 per Mcf, compared to $7.53 per Mcf used in January 31, 2008. As a result of the lower prices, the expected future cash flows and gas reserve volumes were significantly reduced. Accordingly, in the fourth quarter, the Company recorded a non-cash impairment charge of $26,690,000, or $16,081,000 after income tax, for the carrying value of the assets in excess of future net cash flows.
     During fiscal 2009, we also recorded an impairment of oil and gas properties of $2,014,000 related to the Company’s exploration project in Chile, begun in 2008. Following initial core testing and further evaluation of infrastructure requirements, it was determined that recovery of our investment was not likely and costs were written off. We also recorded settlement income related to litigation initiated in fiscal 2009 against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it received certain payments over a period through September 2009. Settlement income of $2,173,000 was recorded in fiscal 2009 for the payments received, net of attorney fees.
     Excluding the non-cash impairment charges, income before income taxes for the energy division increased 24.7% to $16,303,000 for fiscal 2009, compared to $13,075,000 for fiscal 2008. The increases were attributable to the settlement income and increased production, partially offset by reduced pricing in the second half of the year for the portion of the division’s production which was not covered by forward sales contracts.
Other

(in thousands)
Fiscal Years Ended January 31,	2009	2008

Revenues	$5,836	$10,459
Income before income taxes	1,280	3,696
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
     The Company maintains an agreement (the “Master Shelf Agreement”) whereby it has $50,000,000 of unsecured notes available to be issued before September 15, 2012. At January 31, 2010, the Company has $26,667,000 in notes outstanding under the Master Shelf Agreement. Additionally, the Company holds an unsecured $200,000,000 revolving credit facility (the “Credit Agreement”) which extends to November 15, 2011. At January 31, 2010, the Company had letters of credits of $19,805,000 and no borrowings outstanding under the Credit Agreement resulting in available capacity of $180,195,000. In anticipation of the expiration of the revolving credit facility in November 2011, the Company expects to begin negotiation of an extension or new credit facility during fiscal 2011.
     The Company’s Master Shelf Agreement and Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are fixed charge coverage ratio, maximum leverage ratio and minimum tangible net worth. Covenant levels and definitions are consistent between the two agreements. The Company was in compliance with its covenants as of January 31, 2010 and expects to be in compliance in fiscal 2011.
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
     As of January 31, 2010 and 2009, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
(in thousands, except ratio data)	2010	2010	2009	2009

Minimum fixed charge coverage ratio	2.23	1.50	4.22	1.50
Maximum leverage ratio	0.42	3.00	0.44	3.00
Minimum tangible net worth	$346,215	$296,266	$340,280	$291,237
The Company’s working capital as of January 31, 2010, 2009 and 2008, was $119,649,000, $128,610,000 and $127,696,000, respectively. The decrease at January 31, 2010, is primarily due to increased levels of billings on contracts in advance of revenues recognized.
     The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2011. We do not currently believe we will draw on credit facilities in fiscal 2011, however, we believe our lenders are sufficiently capitalized to meet our needs if required.
     The Company is also highly dependent on the availability of surety bonding capacity, particularly in its water infrastructure business. The Company believes it has adequate access through its insurers to meet its business requirements and growth opportunities.
Operating Activities
Cash from operating activities was $93,955,000, $92,026,000 and $80,163,000 for fiscal 2010, 2009 and 2008, respectively. Although operating earnings have declined from the prior year, the Company has been able to efficiently manage its working capital levels and generate additional cash flow.
Investing Activities
The Company’s capital expenditures, net of proceeds from disposals, of $44,017,000 for the year ended January 31, 2010, were split between $39,753,000 to maintain and upgrade its construction equipment and $4,264,000 toward the Company’s unconventional gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects. During the year, the Company spent $14,606,000, net of cash acquired, to complete acquisitions to complement its water infrastructure division. Spending for the Company’s unconventional gas operations was reduced significantly in fiscal 2010 as we scaled back production in reaction to lower gas prices available in our market. Should gas prices remain low, we intend to continue to hold back production and spend capital primarily to meet obligations under our leases.
     The Company’s capital expenditures, net of proceeds from disposals, of $79,851,000 for the year ended January 31, 2009, were split between $50,244,000 to maintain and upgrade its construction equipment and $29,607,000 toward the Company’s expansion into unconventional gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects. During the year, the Company spent $7,103,000 to complete acquisitions to complement its water infrastructure division.
     The Company’s capital expenditures, net of proceeds from disposals, of $70,037,000 for the year ended January 31, 2008, were more heavily weighted toward its water infrastructure and minerals divisions rather than unconventional gas exploration and production. Expenditures were made in those two divisions during the year to sustain capacity and improve efficiency of the equipment. Unconventional gas expenditures declined to $29,193,000 as the Company maintained its U.S. operations while carefully considering its expansion efforts on its exploration concession in Chile. Also during the year, the Company spent $22,740,000 to complete acquisitions to complement its water infrastructure division.

Financing Activities
The Company had no borrowings under its revolving credit facilities during the years ended January 31, 2010 and 2009, financing the business from operations and available cash. The Company made scheduled principal payments on the Senior Notes of $13,333,000 in July 2009 and $6,667,000 in September 2009.
     In October 2007, the Company completed a public offering of its common stock. The offering produced net proceeds of approximately $160 million, which were used to repay the then outstanding borrowings on the Company’s revolving bank credit facility and to build funds for potential future acquisitions and general corporate purposes
Contractual Obligation and Commercial Commitments
The Company’s contractual obligations and commercial commitments as of January 31, 2010, are summarized as follows:

(in thousands)			Payments/Expiration by Period

		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Contractual Obligations and Other Commercial Commitments
Credit Agreement principal payments	$—	$—	$—	$—	$—
Senior Notes principal payments	26,667	20,000	6,667	—	—
Interest payments	3,011	2,291	720	—	—
Software financing obligations	640	482	158	—	—
Operating leases	30,414	11,960	13,652	4,802	—
Mineral interest obligations	671	115	381	164	11
Income tax uncertainties	2,149	2,149	—	—	—

Total cash contractual obligations	63,552	36,997	21,578	4,966	11
Standby letters of credit	19,805	19,805	—	—	—
Asset retirement obligations	1,498	—	—	—	1,498

Total contractual obligations and commercial commitments	$84,855	$56,802	$21,578	$4,966	$1,509

     The Company expects to meet its cash contractual obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio. Interest is payable on the Senior Notes at fixed interest rates of 6.05% and 5.40% (see Note 12 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances on the Senior Notes as of January 31, 2010.
     The Company has income tax uncertainties in the amount of $10,150,000 at January 31, 2010, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolution of these items is uncertain, and accordingly the amounts have not been included in the table above.
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
Oil and Gas Properties and Mineral Interests — The Company follows the full cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Capitalized costs are depleted based on units of production.
     The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If the net book value of our oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. In accordance with changes in the SEC rules, beginning at our fiscal 2010 year end, application of the Ceiling Test requires pricing future revenues at the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements such as the Company’s fixed-price physical delivery forward sales contracts. Considerations of the Ceiling Test prior to the fiscal 2010 year end used the period end price, as adjusted for contractual arrangements. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. See Note 4 for a discussion of the impairments recorded.
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
Goodwill and Other Intangibles — The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.” Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized over their estimated useful lives, which range from two to 40 years.
     The impairment evaluation for goodwill is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

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
New Accounting Pronouncements — See Note 18 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and their impact on the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The principal market risks to which the Company is exposed are interest rate risk on variable rate debt, foreign exchange rate risk that could give rise to translation and transaction gains and losses and fluctuations in the price of natural gas.
     The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is included in Note 12 of the Notes to Consolidated Financial Statements of this Form 10-K. As of January 31, 2010, an instantaneous change in interest rates of one percentage point would not change the Company’s annual interest expense as we have no variable rate debt outstanding.
     Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The operations are described in Notes 1 and 17 to the Consolidated Financial Statements. The Company’s affiliates also operate in South America and Mexico (see Note 3 of the Notes to Consolidated Financial Statements). The majority of the Company’s contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 13 of the Notes to Consolidated Financial Statements). As of January 31, 2010, the Company held option contracts with an aggregate U.S. dollar notional value of $7,600,000, which are intended to hedge exposure to Australian dollar fluctuations through January 31, 2011.
     As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would impact income before income taxes by approximately $131,000, $585,000 and $511,000 for the years ended January 31, 2010, 2009 and 2008, respectively. This represents approximately 10% of the income before income taxes of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
     Foreign exchange gains and losses in the Company’s Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company’s Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange (losses) gains for the years ended January 31, 2010, 2009 and 2008, were ($802,000), $91,000 and ($430,000), respectively.
     The Company is also exposed to fluctuations in the price of natural gas, which affect the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company has entered into fixed-price physical delivery forward sales contracts covering a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of January 31, 2010, the Company held contracts for physical delivery of 885,000 million British Thermal Units (“MMBtu”) of natural gas through March 31, 2010, at prices ranging from $7.68 to $10.67 per MMBtu through March 2010. The estimated fair value of such contracts at January 31, 2010, was $2,831,000. Due to continued low prices in the forward sales markets, the Company has not yet extended its forward sales contracts beyond March 2010. We intend to continue monitoring forward sales prices and will reevaluate our forward sales commitments accordingly over the course of fiscal 2011.
     We estimate that a 10% change in the price of natural gas would have impacted income before taxes by approximately $225,000 for the year ended January 31, 2010, exclusive of any potential impact on the Ceiling Test computation.

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

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas
     We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries at January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for oil and gas reserve estimation and related required disclosures on January 31, 2010, with the implementation of new accounting guidance.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

Kansas City, Missouri
April 1, 2010

Layne Christensen Company and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

January 31,	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$84,450	$67,165
Customer receivables, less allowance of $7,425 and $7,878, respectively	106,056	116,234
Costs and estimated earnings in excess of billings on uncompleted contracts	83,712	63,638
Inventories	25,637	31,329
Deferred income taxes	18,324	16,561
Income taxes receivable	3,761	6,806
Restricted deposits — current	1,415	774
Other	6,996	10,063

Total current assets	330,351	312,570

Property and equipment:
Land	12,056	8,586
Buildings	34,539	27,209
Machinery and equipment	378,868	336,166
Gas transportation facilities and equipment	40,748	39,825
Oil and gas properties	95,252	92,497
Mineral interests in oil and gas properties	21,939	21,248

	583,402	525,531
Less — accumulated depreciation and depletion	(350,630)	(278,786)

Net property and equipment	232,772	246,745

Other assets:
Investment in affiliates	44,073	40,973
Goodwill	92,532	90,029
Other intangible assets, net	19,649	21,002
Restricted deposits — long term	3,151	1,155
Other	8,427	6,883

Total other assets	167,832	160,042

	$730,955	$719,357

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,818	$62,575
Current maturities of long term debt	20,000	20,000
Accrued compensation	33,572	36,252
Accrued insurance expense	9,255	9,173
Other accrued expenses	16,779	17,626
Acquisition escrow obligation — current	1,415	824
Income taxes payable	4,219	3,254
Billings in excess of costs and estimated earnings on uncompleted contracts	37,644	34,256

Total current liabilities	210,702	183,960

Noncurrent and deferred liabilities:
Long-term debt	6,667	26,667
Accrued insurance expense	10,759	9,947
Deferred income taxes	17,761	29,063
Acquisition escrow obligation — long term	3,151	1,155
Other	15,042	12,468

Total noncurrent and deferred liabilities	53,380	79,300

Contingencies
Stockholders’ equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,435 and 19,383 shares issued and outstanding, respectively	194	194
Capital in excess of par value	342,952	337,528
Retained earnings	129,718	128,353
Accumulated other comprehensive loss	(6,066)	(10,053)

Total Layne Christensen Company stockholders’ equity	466,798	456,022

Noncontrolling interest	75	75

Total equity	466,873	456,097

	$730,955	$719,357

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Income
(in thousands, except per share data)

Years Ended January 31,	2010	2009	2008

Revenues	$866,417	$1,008,063	$868,274
Cost of revenues (exclusive of depreciation, depletion, amortization and impairment shown below)	(661,552)	(756,083)	(638,003)
Selling, general and administrative expense	(128,244)	(136,687)	(119,937)
Depreciation, depletion and amortization	(57,679)	(52,840)	(43,620)
Impairment of oil and gas properties	(21,642)	(28,704)	—
Litigation settlement gains	3,495	2,173	—
Equity in earnings of affiliates	8,198	14,089	8,076
Interest expense	(2,734)	(3,614)	(8,730)
Other income, net	199	1,041	1,229

Income before income taxes	6,458	47,438	67,289
Income tax expense	(5,093)	(21,266)	(30,178)

Net income	1,365	26,172	37,111

Net loss attributable to noncontrolling interest	—	362	145

Net income attributable to Layne Christensen Company	$1,365	$26,534	$37,256

Basic income per share	$0.07	$1.38	$2.23

Diluted income per share	$0.07	$1.37	$2.20

Weighted average shares outstanding — basic	19,328	19,191	16,670
Dilutive stock options and unvested shares	94	195	268

Weighted average shares outstanding — diluted	19,422	19,386	16,938

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Stockholders’ Equity

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Total

Balance, February 1, 2007	15,517,724	$155	$149,187	$64,145	$(8,453)	$205,034	$—	$205,034
Comprehensive income:
Net income (loss)	—	—	—	37,256	—	37,256	(145)	37,111
Other comprehensive income:
Foreign currency translation adjustments, net of income tax benefit of $424	—	—	—	—	760	760	—	760

Comprehensive income						38,016	—	37,871

Issuance of nonvested shares	73,863	1	(1)	—	—	—	—	—
Cumulative effect of adoption of new tax guidance	—	—	—	465	—	465	—	465
Change in unrecognized pension liability, net of income tax expense of $445	—	—	—	—	706	706	—	706
Proceeds from public offering, net	3,105,000	31	159,848	—	—	159,879	—	159,879
Issuance of stock for acquisition of business	249,023	3	10,979	—	—	10,982	—	10,982
Issuance of stock upon exercise of options	215,106	2	2,902	—	—	2,904	—	2,904
Income tax benefit on exercise of options	—	—	2,360	—	—	2,360	—	2,360
Shared-based compensation	—	—	3,026	—	—	3,026	—	3,026
Contribution of noncontrolling interest	—	—	—	—	—	—	543	543

Balance, January 31, 2008	19,160,716	$192	$328,301	$101,866	$(6,987)	$423,372	$398	$423,770
Comprehensive income:
Net income (loss)	—	—	—	26,534	—	26,534	(362)	26,172
Comprehensive income:
Foreign currency translation adjustments, net of income tax expense of $844	—	—	—	—	(2,549)	(2,549)	—	(2,549)
Change in unrealized loss on foreign exchange contracts, net of income tax benefit of $62	—	—	—	—	(96)	(96)	—	(96)
Change in unrecognized pension liability, net of income tax benefits of $271	—	—	—	—	(421)	(421)	—	(421)

Comprehensive income						23,468		23,106

Issuance of nonvested shares	38,584	—	—	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(5,357)	—	(245)	—	—	(245)	—	(245)
Cumulative effect of adoption of new pension guidance	—	—	—	(47)	—	(47)	—	(47)
Issuance of stock upon exercise of options	189,033	2	3,321	—	—	3,323	—	3,323
Income tax benefit on exercise of options	—	—	2,067	—	—	2,067		2,067
Share-based compensation	—	—	4,084	—	—	4,084		4,084
Contribution of noncontrolling interest	—	—	—	—	—	—	39	39

Balance, January 31, 2009	19,382,976	$194	$337,528	$128,353	$(10,053)	$456,022	$75	$456,097
Comprehensive income:
Net income	—	—	—	1,365	—	1,365	—	1,365
Comprehensive income:
Foreign currency translation adjustments, net of income tax expense of $1,324	—	—	—	—	2,936	2,936	—	2,936
Change in unrealized loss on foreign exchange contracts, net of income tax expense of $22	—	—	—	—	34	34	—	34
Change in unrecognized pension liability, net of income tax benefit of $650	—	—	—	—	1,017	1,017	—	1,017

Comprehensive income						5,352		5,352

Issuance of nonvested shares	12,771	—	—	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(5,374)	—	(113)	—	—	(113)	—	(113)
Issuance of stock upon exercise of options	32,159	—	524	—	—	524	—	524
Income tax benefit on exercise of options	—	—	83	—	—	83	—	83
Income tax deficiency upon vesting of restricted shares	—	—	(191)	—	—	(191)	—	(191)
Share-based compensation	—	—	4,841	—	—	4,841		4,841
Issuance of stock for purchase price adjustments	12,677	—	280	—	—	280	—	280

Balance, January 31, 2010	19,435,209	$194	$342,952	$129,718	$(6,066)	$466,798	$75	$466,873

See Notes to Consolidated Financial Statements.

Layne Christensen Company and Subsidiaries
Consolidated Statements of Cash Flows

(in thousands)
Years Ended January 31,	2010	2009	2008

Cash flow from operating activities:
Net income	$1,365	$26,172	$37,111
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	57,679	52,840	43,620
Deferred income taxes	(12,968)	3,166	2,364
Equity in earnings of affiliates	(8,198)	(14,089)	(8,076)
Dividends received from affiliates	5,098	2,951	2,521
Gain on disposal of property and equipment	(147)	(30)	(671)
Impairment of oil and gas properties	21,642	28,704	—
Non-cash litigation settlement	(2,868)	—	—
Share-based compensation	4,841	4,084	3,026
Share-based compensation excess tax benefits	(75)	(1,911)	(2,313)
Changes in current assets and liabilities, (exclusive of effects of acquisitions):
(Increase) decrease in customer receivables	25,951	13,735	(9,616)
Increase in costs and estimated earnings in excess of billings on uncompleted contracts	(4,770)	(1,531)	(9,205)
(Increase) decrease in inventories	6,128	(10,867)	(1,788)
(Increase) decrease in other current assets	4,279	(4,949)	602
Increase (decrease) in accounts payable and accrued expenses	(11,760)	(8,478)	27,512
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	7,845	2,615	(2,648)
Other, net	(87)	(386)	(2,276)

Cash from operating activities	93,955	92,026	80,163

Cash flow used in investing activities:
Additions to property and equipment	(40,561)	(51,416)	(44,177)
Additions to gas transportation facilities and equipment	(923)	(6,739)	(5,327)
Additions to oil and gas properties	(2,649)	(19,786)	(18,216)
Additions to mineral interests in oil and gas properties	(692)	(3,082)	(5,650)
Payment of cash purchase price adjustment on prior year acquisitions	(1,349)	(33)	(2,270)
Proceeds from disposal of property and equipment	808	1,172	3,333
Acquisition of businesses, net of cash acquired	(13,257)	(7,070)	(20,470)
Deposit of cash into restricted accounts	—	(15,200)	(2,075)
Release of cash from restricted accounts	515	16,126	9,627
Distribution of restricted cash for prior year acquisition	(515)	(926)	(9,627)

Cash used in investing activities	(58,623)	(86,954)	(94,852)

Cash flow from financing activities:
Borrowings under revolving credit facilities	—	—	483,800
Repayments under revolving credit facilities	—	—	(575,400)
Repayments of long-term debt	(20,000)	(13,333)	—
Proceeds from public offering of common stock, net of issuance costs	—	—	159,879
Issuances of common stock	524	3,323	2,904
Excess tax benefit on exercise of share-based instruments	75	1,911	2,313
Purchases of treasury stock	(113)	(245)	—
Contribution by noncontrolling interest	—	39	543

Cash from (used in) financing activities	(19,514)	(8,305)	74,039

Effects of exchange rate changes on cash	1,467	(2,670)	711

Net increase (decrease) in cash and cash equivalents	17,285	(5,903)	60,061
Cash and cash equivalents at beginning of year	67,165	73,068	13,007

Cash and cash equivalents at end of year	$84,450	$67,165	$73,068

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
Principles of Consolidation — The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. Intercompany transactions have been eliminated. Financial information for the Company’s affiliates and certain foreign subsidiaries is reported in the Company’s Consolidated Financial Statements with a one-month lag in reporting periods. The Company has evaluated subsequent events through the time of the filing of these Consolidated Financial Statements.
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
Foreign Currency Transactions and Translation — The cash flows and financing activities of the Company’s Mexican and African operations are primarily denominated in the U.S. dollar. Accordingly, these operations use the U.S. dollar as their functional currency and remeasure monetary assets and liabilities at year-end exchange rates while nonmonetary items are remeasured at historical rates. Income and expense accounts are remeasured at exchange rates that approximate the weighted average of the prevailing exchange rates in effect during the year, except for depreciation, certain cost of revenues and selling expenses which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated income in the year of occurrence.
     Other foreign subsidiaries and affiliates use local currencies as their functional currency. Assets and liabilities have been remeasured to U.S. dollars at year-end exchange rates. Income and expense items have been translated at exchange rates which approximate the weighted average of the rates prevailing during each year. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss).
     Net foreign currency transaction gains (losses) for 2010, 2009 and 2008 were ($802,000), $91,000 and ($430,000), respectively, and are recorded in other income (expense) in the accompanying consolidated statements of income.
Revenue Recognition — Revenues are recognized on large, long-term construction contracts meeting the criteria of Accounting Standards Codification (“ASC”) Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contracts for the Company’s mineral exploration drilling services are billable based on the quantity of drilling performed and revenues for these drilling contracts are recognized on the basis of actual footage or meterage drilled. As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.
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

Property and Equipment and Related Depreciation — Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $42,059,000, $39,432,000 and $33,933,000 in 2010, 2009 and 2008, respectively. The lives used for the items within each property classification are as follows:

Years

Buildings	15 - 35
Machinery and equipment	3 - 10
Gas transportation facilities and equipment	15
Oil and Gas Properties and Mineral Interests — The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Capitalized costs are depleted based on units of production. Depletion expense was $13,992,000, $11,816,000 and $8,504,000 in 2010, 2009 and 2008, respectively.
     The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If our net book value of oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Beginning with our fiscal 2010 year end, application of the Ceiling Test requires pricing future revenues at the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period to the end of the reporting period, unless prices are defined by contractual arrangements such as the Company’s fixed-price physical delivery forward sales contracts. Considerations of the Ceiling Test prior to fiscal 2010 year end used the period end price, as adjusted for contractual arrangements. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. See Note 4 for a discussion of the impairments recorded.
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
     On December 31, 2008, the SEC adopted the final rules and interpretations updating its oil and gas reserves reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted set of evaluation guidelines that are designed to support assessment processes throughout the resource asset lifecycle. These guidelines were prepared by the Society of Petroleum Engineers (“SPE”) Oil and Gas Reserves Committee with cooperation from many industry organizations. One of the key changes to the previous SEC rules relates to using a 12-month average commodity price to calculate the value of proved reserves versus the prior method of using year-end prices. Other key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, the opportunity to establish proved undeveloped reserves without the requirement of an adjacent producing well and permitting disclosure of probable and possible reserves. The amended disclosure requirements are effective for registration statements filed after January 1, 2010, and for annual reports for fiscal years ending on or after December 31, 2009. Early adoption was not permitted. The new SEC rules, which were incorporated into ASC Topic 932, were effective for this filing and have been reflected herein as a change in accounting principle that is inseparable from a change in accounting estimate.
Goodwill and Intangibles — The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.” Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized over their estimated useful lives, which range from two to 40 years.
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
Fair Value of Financial Instruments — The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 2010 and 2009, because of the relatively short maturity of those instruments. See Note 12 for disclosure regarding the fair value of indebtedness of the Company and Note 13 for disclosure regarding the fair value of derivative instruments.
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
Derivatives — The Company follows guidance within ASC Topic 815, “Derivatives and Hedging” (“ACS Topic 815”), which requires derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company accounts for its hedges of certain forecasted foreign currency costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, until the hedged item is recognized in operations. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in operations. In addition, the Company has entered into fixed-price natural gas contracts to manage fluctuations in the price of natural gas. These contracts result in the Company physically delivering gas, and as a result, are exempt from the requirements of ASC Topic 815 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts (see Note 13 for disclosure regarding the fair value of derivative instruments). The Company does not enter into derivative financial instruments for speculative or trading purposes.
Supplemental Cash Flow Information —The amounts paid for income taxes and interest are as follows:

(in thousands)	2010	2009	2008

Income taxes	$13,000	$18,843	$20,704
Interest	2,813	3,054	8,721
     The Company had earnings on restricted deposits of $2,000, $30,000 and $287,000 for 2010, 2009 and 2008, respectively, which were treated as a non-cash item as they were restricted for the account of the escrow beneficiaries. Also, in fiscal 2010, the Company received land and buildings valued at $2,828,000 in a non-cash settlement of a legal dispute in Australia, and made a non-cash distribution of $280,000 of common stock for a prior year acquisition. See Note 6 for discussion of legal settlements and Note 2 for a discussion of acquisition activity.
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
Earnings Per Share — Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. Options to purchase 453,630, 176,149 and 3,000 shares have been excluded from weighted average shares in 2010, 2009 and 2008, respectively, as their effect was antidilutive. A total of 67,975 and 73,587 nonvested shares have been excluded from weighted average shares in 2010 and 2009, respectively, as their effect was antidilutive.
Share-Based Compensation — The Company follows the guidance codified within ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”), under the modified prospective method and recognizes the cost of all share-based instruments in the financial statements using a fair-value measurement of compensation expense related to all share-based instruments over the term expected to be benefited by the instrument. As of January 31, 2010, the Company had unrecognized compensation expense of $3,347,000 to be recognized over a weighted average period of 1.55 years. The Company determines the fair value of share-based compensation using the Black-Scholes model.
     Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the stock expire.
Other Comprehensive Loss — Accumulated balances, net of income taxes, of Other Comprehensive Loss are as follows:

			Unrealized	Accumulated
	Cumulative	Unrecognized	Loss On	Other
	Translation	Pension	Exchange	Comprehensive
(in thousands)	Adjustment	Liability	Contracts	Loss

Balance, January 31, 2008	$(6,391)	$(596)	$—	$(6,987)
Period change, net of income tax	(2,549)	(421)	(96)	(3,066)

Balance, January 31, 2009	(8,940)	(1,017)	(96)	(10,053)
Period change, net of income tax	2,936	1,017	34	3,987

Balance, January 31, 2010	$(6,004)	$—	$(62)	$(6,066)

(2) Acquisitions
Fiscal Year 2010
The Company completed three acquisitions during fiscal 2010 as described below:
•	On December 9, 2009, the Company acquired certain assets of MCL Technology Corporation (“MCL”), an Arizona-based provider of commercial and industrial reverse osmosis, deionization and filtration services.

•	On October 30, 2009, the Company acquired 100% of the stock of W.L. Hailey & Company, Inc. (“Hailey”), a water and wastewater solutions firm in Tennessee. The operation was combined with similar service lines and serves to foster the Company’s further expansion of these product lines into the southeast.

•	On May 1, 2009, the Company acquired equipment and other assets of Meadow Equipment Sales & Service, Inc. (“Meadow”), a construction company operating primarily in the Midwestern United States.

The aggregate cash purchase price of $16,961,000, comprised of cash ($3,150,000 of which was placed in escrow to secure certain representations, warranties and idemnifications), was as follows:

(in thousands)	MCL	Hailey	Meadow	Total

Cash purchase price	$1,500	$14,861	$600	$16,961

Escrow deposits	150	3,000	—	3,150

     The purchase price for each acquisition has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses. In accordance with new accounting guidance, beginning in fiscal 2010 acquisition related costs were recorded as an expense in the periods in which the costs were incurred. Based on the Company’s allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective closing dates:

(in thousands)	MCL	Hailey	Meadow	Total

Working capital	$80	$4,861	$—	$4,941
Property and equipment	983	9,515	575	11,073
Goodwill	273	585	—	858
Other intangible assets	164	—	25	189
Deferred taxes	—	(100)	—	(100)

Total purchase price	$1,500	$14,861	$600	$16,961

     The identifiable intangible assets associated with Meadow consist of non-compete agreements valued at $25,000 and have a weighted-average life of three years. The identifiable intangible assets associated with MCL consist of design efficiencies that provide a margin advantage over competitors valued at $164,000 and have a weighted-average life of five years. The $858,000 of aggregate goodwill was assigned to the water infrastructure segment and is expected to be deductible for tax purposes.
     The results of operations of the acquired entities have been included in the Company’s consolidated statements of income commencing with the respective closing dates. Hailey contributed revenues and income before income taxes to the Company for the period from October 30, 2009 through January 31, 2010, of $11,581,000 and $149,000, respectively. Revenue and income before income taxes for Meadow and MCL, since their respective closing dates, were not significant.
     Pro forma amounts related to Meadow and MCL for prior periods have not been presented since the acquisitions would not have had a significant effect on the Company’s consolidated revenues or net income. Assuming Hailey had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

(in thousands, except per share data)	2010	2009

Revenues	$920,792	$1,078,314
Net income	3,454	28,009
Basic earnings per share	$0.18	$1.46

Diluted earnings per share	$0.18	$1.44

     The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future.
     On June 16, 2006 the Company acquired 100% of the outstanding stock of Collector Wells International, Inc. (“CWI”), a privately held specialty water services company that designs and constructs water supply systems. Under the terms of the purchase, there was contingent consideration up to a maximum of $1,400,000 (the “Earnout Amount”), which was based on a percentage of the amount by which CWI’s earnings before interest, taxes, depreciation and amortization exceeded a threshold amount during the 36 months following the acquisition. During June 2009, the Company determined that the maximum consideration was achieved and settled the Earnout Amount, consisting of $1,120,000 in cash and $280,000 of Layne common stock, valued based on the average closing price of the five trading days ending June 9, 2009. The Company paid the cash portion of the settlement on July 10, 2009 and issued 12,677 shares of Layne common stock in payment of the stock portion. The Earnout Amount has been accounted for as additional purchase consideration and accordingly, in July 2009, the Company recorded $1,400,000 of additional goodwill, which is not expected to be deductible for tax purposes.
     On November 30, 2007, the Company acquired certain assets and liabilities of SolmeteX Inc. (“SolmeteX”), a water and wastewater research and development business and supplier of wastewater filtration products to the dental market. In addition to the initial purchase price, there is contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which is based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Any portion of the SolmeteX Earnout Amount that is ultimately paid will be accounted for as additional purchase consideration. Through January 31, 2010, the contingent earnout consideration earned by SolmeteX was $262,000, of which $33,000 was paid in March 2008 and $229,000 was paid in April 2009.
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
     The aggregate purchase price of $8,925,000, comprised of cash of $8,815,000 ($1,150,000 of which was placed in escrow to secure certain representations, warranties and idemnifications under the purchase agreements) and expenses of $110,000, was as follows:

		Moore &
(in thousands)	Meadors	Tabor	WHPA	Total

Cash	$4,536	$1,785	$2,494	$8,815
Expenses	53	33	24	110

Total purchase price	$4,589	$1,818	$2,518	$8,925

Escrow deposits	$700	$150	$300	$1,150

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

     Based on the Company’s allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective closing dates:

		Moore
(in thousands)	Meadors	& Tabor	WHPA	Total

Working capital	$2,072	$427	$394	$2,893
Property and equipment	592	798	40	1,430
Goodwill	1,865	593	1,832	4,290
Other intangible assets	60	—	250	310
Other assets	—	—	2	2

Total purchase price	$4,589	$1,818	$2,518	$8,925

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
Fiscal Year 2008
The Company completed two acquisitions during fiscal 2008 as described below:
•	On December 31, 2007 (the “Tierdael Closing Date”), the Company acquired certain assets and liabilities of Tierdael Construction (“Tierdael”), a pipeline and utility construction contractor in Denver which was combined with similar service lines.
•	On November 30, 2007 (the “SolmeteX Closing Date”), the Company acquired certain assets and liabilities of SolmeteX, Inc., a water and wastewater research and development business and a supplier of wastewater filtration products to the dental market.
     The aggregate purchase price of $20,696,000, comprised of cash of $20,146,000 ($1,665,000 of which was placed in escrow to secure certain representations, warranties and idemnifications under the purchase agreements), assumed liabilites of $226,000 and expenses of $324,000, as reflected below:

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

     Of the $6,056,000 of identifiable intangible assets associated with SolmeteX, $21,000 was assigned to research and development assets that were written off in selling, general and administrative expenses at the date of acquisition. The remaining $6,035,000 of acquired intangible assets have a weighted-average useful life of approximately 15.4 years, comprised of tradenames (15-year weighted-average useful life), patents (15-year weighted-average useful life), and other assets (20-year average useful life). The $7,270,000 goodwill was assigned to the water infrastructure segment. Of that total amount, $7,053,000 is expected to be deductible for tax purposes.
     The results of operations of Tierdael have been included in the Company’s consolidated statements of income commencing with the Tierdael closing date. Assuming Tierdael had been acquired as of the beginning of fiscal 2008, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

(in thousands, except per share data)	2008

Revenues	$890,755
Net income	38,052
Basic earnings per share	$2.28

Diluted earnings per share	$2.25

     The results of operations of SolmeteX have been included in the Company’s consolidated statements of income commencing with the SolmeteX Closing Date. Assuming SolmeteX had been acquired as of the beginning of fiscal 2008, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

(in thousands, except per share data)	2008

Revenues	$872,427
Net income	36,307
Basic earnings per share	$2.18

Diluted earnings per share	$2.14

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
(3) Investments in Affiliates
The Company’s investments in affiliates are carried at the fair value of the investment considered at the date acquired, plus the Company’s equity in undistributed earnings from that date. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows at January 31, 2010:

Percentage
Owned

Christensen Chile, S.A. (Chile)	50.00%
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Boyles Bros. Diamantina, S.A. (Peru)	29.49
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boytec, S.A. (Panama)	50.00
Plantel Industrial S.A. (Chile)	50.00
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)	50.00
Geoductos Chile, S.A. (Chile)	50.00
Mining Drilling Fluids (Panama)	25.00
Diamantina Christensen Trading (Panama)	42.69
Boyles Bros. do Brasil Ltd. (Brazil)	40.00
Boytec, S.A. (Columbia)	50.00
Centro Internacional de Formacion S.A. (Chile)	50.00
Geoestrella S.A.	25.00
     Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates as of January 31, 2010, 2009 and 2008, and for the years then ended, was as follows:

(in thousands)	2010	2009	2008

Current assets	$96,509	$99,533	$78,165
Noncurrent assets	62,484	62,570	42,682
Current liabilities	49,044	59,844	48,496
Noncurrent liabilities	11,748	13,319	9,373
Revenues	227,642	301,268	202,649
Gross profit	41,701	58,933	36,234
Operating income	23,115	40,081	24,074
Net income	16,841	32,626	18,762
     The Company had no significant transactions or balances with its affiliates that resulted in amounts being included in the Consolidated Financial Statements as of January 31, 2010, 2009 and 2008, and for the years then ended.
     The Company’s equity in undistributed earnings of the affiliates totaled $29,428,000, $26,328,000 and $15,190,000 as of January 31, 2010, 2009 and 2008, respectively
(4) Impairment of Oil and Gas Properties
As of the end of each reporting period, the Company is required to assess the carrying value of its oil and gas properties under guidelines from the SEC, as more fully described in Note 1 (the Ceiling Test). Gas prices per Mcf used in the determinations as of January 31, 2010, 2009 and 2008, were $3.24, $3.29 and $7.53, respectively. As a result of the Ceiling Test, we recorded impairments of our oil and gas properties of $21,642,000 in the second quarter of fiscal 2010 and $26,690,000 in the fourth quarter of fiscal 2009. The impairment in the second quarter of fiscal 2010 was based on a gas price of $2.89 per Mcf.
     We also recorded an impairment of $2,014,000 in the third quarter of fiscal 2009 related to the Company’s exploration project in Chile, begun in 2008. Following initial core testing and further evaluation of infrastructure requirements, it was determined that recovery of the Company’s investment was not likely and the costs were written off.

(5) Goodwill and Other Intangible Assets
Goodwill and other intangible assets consisted of the following as of January 31:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization

Goodwill	$92,532	$—	$90,029	$—

Amortizable intangible assets:
Tradenames	$18,962	$(3,086)	$18,962	$(2,275)
Customer-related	332	(332)	332	(332)
Patents	3,152	(755)	3,152	(569)
Non-competition agreements	464	(423)	439	(387)
Other	2,754	(1,419)	2,590	(910)

Total amortizable intangible assets	$25,664	$(6,015)	$25,475	$(4,473)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 26 years. Total amortization expense for other intangible assets was $1,542,000, $1,536,000 and $1,123,000 in 2010, 2009 and 2008, respectively. Amortization expense for the subsequent five fiscal years is estimated as follows:

(in thousands)
2011	$1,561
2012	1,232
2013	1,072
2014	1,070
2015	1,070
     Of the total goodwill as of January 31, 2010 and 2009, $20,618,000 and $19,451,000, respectively, is expected to be tax deductible.
     The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water
	Energy	Infrastructure	Total

Balance, February 1, 2008	$950	$84,756	$85,706
Additions	—	4,323	4,323

Balance, January 31, 2009	950	89,079	90,029
Additions	—	2,503	2,503

Balance, January 31, 2010	$950	$91,582	$92,532

(6) Litigation Settlement Gains
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
     In fiscal 2008, the Company initiated litigation against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it received certain payments over a period through September 2009. Payments of $667,000 and $2,173,000 were received during the years ended January 31, 2010 and 2009, respectively, net of contingent attorney fees.
(7) Other Income
     Other income consisted of the following for the years ended January 31:

(in thousands)	2010	2009	2008

Gain from disposal of property and equipment	$147	$30	$671
Interest income	458	1,065	953
Exchange gain (loss)	(802)	91	(430)
Miscellaneous, net	396	(145)	35

Total	$199	$1,041	$1,229

(8) Costs and Estimated Earnings on Uncompleted Contracts

(in thousands)	2010	2009

Costs incurred on uncompleted contracts	$1,008,409	$811,011
Estimated earnings	207,005	175,308

	1,215,414	986,319
Less: Billings to date	1,169,346	956,937

Total	$46,068	$29,382

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$83,712	$63,638
Billings in excess of costs and estimated earnings on uncompleted contracts	(37,644)	(34,256)

Total	$46,068	$29,382

The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2010 and 2009, the Company held unbilled contract retainage amounts of $40,601,000 and $39,149,000, respectively.
(9) Income Taxes
Income before income taxes consists of the following:

(in thousands)	2010	2009	2008

Domestic	$1,651	$25,962	$46,649
Foreign	4,807	21,476	20,640

Total	$6,458	$47,438	$67,289

Components of income tax expense are as follows:

(in thousands)	2010	2009	2008

Currently due:
U.S. federal	$10,226	$7,696	$17,226
State and local	3,044	1,820	3,125
Foreign	5,895	8,433	7,099

	19,165	17,949	27,450

Deferred:
U.S. federal	(11,933)	1,355	1,632
State and local	(2,459)	1,085	288
Foreign	320	877	808

	(14,072)	3,317	2,728

Total	$5,093	$21,266	$30,178

Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company’s assets and liabilities. The sources of these differences and their cumulative tax effects are as follows

(in thousands)	2010			2009
	Assets	Liabilities	Total	Assets	Liabilities	Total

Contract income	$1,371	$—	$1,371	$659	$—	$659
Inventories	2,177	(228)	1,949	1,912	(339)	1,573
Accrued insurance	4,770	—	4,770	4,395	—	4,395
Other accrued liabilities	1,884	—	1,884	1,720	—	1,720
Prepaid expenses	—	(674)	(674)	—	(718)	(718)
Bad debts	2,895	—	2,895	3,028	—	3,028
Employee compensation	5,619	—	5,619	5,010	—	5,010
Other	771	(261)	510	916	(22)	894

Total current	19,487	(1,163)	18,324	17,640	(1,079)	16,561

Cumulative translation adjustment	4,184	—	4,184	5,508	—	5,508
Buildings, machinery and equipment	754	(20,262)	(19,508)	336	(19,035)	(18,699)
Gas transportation facilities and equipment	—	(7,765)	(7,765)	—	(6,471)	(6,471)
Mineral interests and oil and gas properties	1,464	—	1,464	—	(9,024)	(9,024)
Intangible assets	659	(5,237)	(4,578)	731	(5,478)	(4,747)
Tax deductible goodwill	358	—	358	1,069	—	1,069
Accrued insurance	2,794	—	2,794	4,051	—	4,051
Retirement benefits	1,131	—	1,131	936	(337)	599
Share-based compensation	3,873	—	3,873	2,169	—	2,169
Unremitted foreign earnings	—	(2,169)	(2,169)	—	(4,878)	(4,878)
Other	2,947	(492)	2,455	1,547	(187)	1,360

Total noncurrent	18,164	(35,925)	(17,761)	16,347	(45,410)	(29,063)

Total	$37,651	$(37,088)	$563	$33,987	$(46,489)	$(12,502)

The Company has several Australian and African subsidiaries which have generated tax losses. The majority of these losses have been utilized to reduce the Company’s federal and state income tax liabilities.
     As of January 31, 2010, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $45,500,000 for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.
     Deferred income taxes were provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.

A reconciliation of the total income tax expense to the statutory federal rate is as follows:

	2010		2009		2008
		Effective		Effective		Effective
(in thousands)	Amount	Rate	Amount	Rate	Amount	Rate

Income tax at statutory rate	$2,260	35.0%	$16,603	35.0%	$23,551	35.0%
State income tax, net	380	5.9	1,888	4.0	2,219	3.3
Difference in tax expense resulting from:
Nondeductible expenses	793	12.3	972	2.0	1,041	1.5
Taxes on foreign affiliates	(1,565)	(24.2)	(2,873)	(6.1)	(1,370)	(2.0)
Taxes on foreign operations	4,642	71.9	4,357	9.2	5,033	7.5
Cash surrender value of life insurance	(362)	(5.6)	673	1.4	(22)	—
Qualified production activity deduction	(495)	(7.7)	(525)	(1.1)	(595)	(0.9)
Other	(560)	(8.7)	171	0.4	321	0.4

Total	$5,093	78.9%	$21,266	44.8%	$30,178	44.8%

     Effective February 1, 2007, the Company adopted amended guidance for uncertain tax positions, now codified within ASC Topic 740, “Income Taxes.” The amendments clarified the accounting for uncertainty in income taxes recognized in an entity’s financial statements. ASC Topic 740 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.
     The Company’s adoption of the amendments relating to uncertain tax positions resulted in a cumulative effect adjustment increasing retained earnings by $465,000 as of February 1, 2007. Prior to the adoption, the Company classified income tax uncertainties as current liabilities. Upon adoption, approximately $4,600,000 was reclassified to non-current liabilities because the resolution of those tax uncertainties was not expected within 12 months.
     A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2010	2009	2008

Balance, beginning of year	$7,612	$6,642	$6,152
Additions based on tax positions related to current year	1,583	3,033	3,248
Additions for tax positions of prior years	790	353	772
Impact of changes in exchange rate	626	(582)	79
Settlements with tax authorities	(271)	27	(162)
Reductions for tax positions of prior years	(307)	(1,031)	(2,995)
Reductions due to the lapse of statutes of limitation	(721)	(830)	(452)

Balance, end of year	$9,312	$7,612	$6,642

Substantially all of the unrecognized tax benefits recorded would affect the effective rate if recognized. It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.
     The Company classifies interest and penalties related to income taxes as a component of income tax expense, which is consistent with the recognition of these items in prior years. As of January 31, 2010, 2009 and 2008, the Company had $3,686,000, $2,872,000 and $2,752,000, respectively, of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties increased $814,000, $120,000 and $970,000 during the years ended January 31, 2010, 2009 and 2008, respectively.
     The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions. The statute of limitations expired for the tax year ended January 31, 2006, during the year ended January 31, 2010. The Company is currently under IRS examination for tax year ended January 31, 2008. The tax years ended January 31, 2007, 2009 and 2010 remain open to examination. The Company has several state examinations currently in progress.
     The Company files tax returns in the foreign jurisdictions where it operates. The returns are subject to examination and income tax examinations may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally the tax years 2005 through 2010 remain open to examination.
(10) Operating Leases and Other Obligations
Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year from January 31, 2010, are as follows:

(in thousands)

2011	$11,960
2012	7,770
2013	5,882
2014	3,771
2015	1,031
Thereafter	—
Operating leases are primarily for light and medium duty trucks and other equipment. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $28,816,000, $31,660,000 and $27,977,000 in 2010, 2009 and 2008, respectively.
     Asset retirement obligations consist of the estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. An asset retirement obligation and the related asset retirement cost are recorded when a well is drilled and completed. The asset retirement cost is determined based on the expected costs to complete the reclamation at the end of the well’s economic life, discounted to its present value using a credit-adjusted risk-free rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected in the consolidated statements of income as depreciation, depletion and amortization. Asset retirement costs are capitalized as part of oil and gas properties and depleted accordingly. Additions to the asset retirement obligations during the years ended January 31, 2010, 2009 and 2008 were $106,000, $185,000 and $170,000, respectively. Accretion during the same periods was $87,000, $77,000, and $60,000, respectively. The carrying values of the asset retirement obligations as of January 31, 2010 and 2009 were $1,498,000 and $1,305,000, respectively, and are recorded in Other Long Term Liabilities.
(11) Employee Benefit Plans
The Company sponsored a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits were computed based mainly on years of service. The Company made annual contributions to the plan substantially equal to the amounts required to maintain the qualified status of the plan. Contributions were intended to provide for benefits related to past and current service with the Company. Effective December 31, 2003, the Company froze the pension plan, ceased accrual of benefits and no further employees were added to the Plan.
     On January 29, 2010, the Company terminated the plan and distributed $10,054,000 to an annuity provider and fulfilled the remaining obligations for approximately $300,000 in cash. These distributions triggered a settlement under guidance within ASC Topic 715 “Compensation —Retirement Benefits” (“ASC Topic 715”), and resulted in a recognized settlement loss of $4,980,000 in fiscal 2010.
     Beginning with the Company’s fiscal year ended January 31, 2009, ASC Topic 715 “Compensation —Retirement Benefits” (“ASC Topic 715”) requires a company to measure its plan assets and benefit obligations as of its fiscal balance sheet date. The Company had previously used December 31 as its measurement date. The Company elected to apply the transition option under which a 13-month measurement was determined as of December 31, 2007, that covers the period until the fiscal year-end measurement is required on January 31, 2009. As a result, the Company recorded a $47,000 decrease to retained earnings as of February 1, 2008.
     The following table sets forth the plan’s funded status as of the measurement dates and the amounts recognized in the Company’s Consolidated Balance Sheets at January 31, 2010 and 2009:

(in thousands)	2010	2009

Change in benefit obligation:
Benefit obligation at beginning of year	$7,194	$7,326
Service cost	—	—
Interest cost	475	513
Actuarial gain (loss)	3,175	(195)
Benefits paid	(490)	(450)
Plan settlement	(10,354)	—

Benefit obligation at end of year	—	7,194

Change in plan assets:
Fair value of plan assets at beginning of year	8,106	9,109
Actual return on plan assets	(61)	(553)
Employer contributions	2,799	—
Benefits paid	(490)	(450)
Plan settlement	(10,354)	—

Fair value of plan assets at end of year	—	8,106

Funded status recognized as other non-current assets	$—	$912

     Net periodic pension cost for 2010, 2009 and 2008 includes the following components:

(in thousands)	2010	2009	2008

Service cost and expenses	$86	$105	$96
Interest cost	475	513	450
Expected return on assets	(268)	(592)	(536)
Net amortization	104	149	215
Settlement loss	4,980	—	—

Net periodic pension cost	$5,377	$175	$225

The Company has recognized the full amount of its actuarially determined pension liability.
     The weighted average assumptions used to determine the benefit obligation and the net periodic pension cost for the years ending January 31, 2010, 2009 and 2008, are as follows:

	2010	2009	2008

Discount rate	6.92%	6.92%	6.49%
Expected long-term return on plan assets	3.5%	7.0%	7.0%
Rate of compensation increase	N/A	N/A	N/A
Health care cost trend on covered charges	N/A	N/A	N/A
Market-related value of assets	N/A	N/A	N/A
Expected return on assets	Smoothed value	Smoothed value	Smoothed value
     The estimated long-term rate of return on assets was developed based on the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Benefit level assumptions for 2010, 2009 and 2008 are based on fixed amounts per year of credited service.

     The percentage of the fair value of total plan assets for each major category of plan assets as of the measurement date follows:

As of
January 31,
2009

Equity securities	—%
Debt securities	13
Cash and cash equivalents	87

Total	100%

The Company’s investment policy included the following asset allocation guidelines, which were effective for all periods presented:

	Normal	Policy
	Weighting	Range

Equity securities	60%	40-70%
Debt securities	35	20-60
Cash and cash equivalents	5	0-15
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
     The Company contracted with a financial institution to provide investment management services. Full discretion in portfolio investments was given to the investment manager subject to the asset allocation guidelines and the following additional guidelines:
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
     The Company’s policy with respect to funding the qualified pension plan was to fund at least the minimum required by ERISA and not more than the maximum deductible for tax purposes. No contribution is required by ERISA for the January 1 to December 31, 2010, plan year, as the plan is settled.
     The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. The amounts recognized in the Company’s consolidated balance sheets at January 31, 2010 and 2009, were $2,899,000 and $2,432,000. Net periodic pension cost of the supplemental retirement benefits for 2010, 2009 and 2008 include the following components:

(in thousands)	2010	2009	2008

Service cost	$291	$269	$176
Interest cost	176	142	103

Net periodic pension cost	$467	$411	$279

The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $3,427,000, $3,780,000 and $2,961,000 in 2010, 2009 and 2008, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.
     The Company’s salaried and certain hourly employees participate in Company-sponsored, defined contribution plans. Total expense for the Company’s portion of these plans was $3,920,000, $4,215,000 and $3,777,000 in 2010, 2009 and 2008, respectively.
     The Company has a deferred compensation plan for certain management employees. Participants may elect to defer up to 25% of their salaries and up to 50% of their bonuses to the plan. Company matching contributions, and the vesting period of those contributions, are established at the discretion of the Company. Employee deferrals are vested at all times. The total amount deferred, including Company matching, for 2010, 2009 and 2008 was $1,658,000, $1,939,000 and $2,237,000, respectively. The total liability for deferred compensation was $7,042,000 and $4,229,000 as of January 31, 2010 and 2009, respectively.
(12) Indebtedness
The Company maintains an agreement (“Master Shelf Agreement”) whereby it can issue up to $50,000,000 in additional unsecured notes before September 15, 2012. On July 31, 2003, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Sen-

ior Notes bear a fixed interest rate of 6.05% and are due on July 31, 2010, with annual principal payments of $13,333,000. The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000.
     The Company also maintains a revolving credit facility under an Amended and Restated Loan Agreement (the “Credit Agreement”) with Bank of America, as Administrative Agent and as Lender (the “Administrative Agent”), and the other Lenders listed therein (the “Lenders”), which contains a revolving loan commitment of $200,000,000, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On January 31, 2010, there were letters of credit of $19,805,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $180,195,000.
     The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of January 31, 2010.
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
     As of January 31, 2010 and 2009, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
(in thousands, except ratio data)	2010	2010	2009	2009

Minimum fixed charge coverage ratio	2.23	1.50	4.22	1.50
Maximum leverage ratio	0.42	3.00	0.44	3.00
Minimum tangible net worth	$346,215	$296,266	$340,280	$291,237
     Maximum borrowings outstanding under the Company’s credit agreements during 2010 and 2009 were $46,667,000 and $60,000,000, respectively, and the average outstanding borrowings were $36,100,000 and $52,200,000 , respectively. The weighted average interest rates, including amortization of loan costs, were 6.8% and 6.4%, respectively.
     Loan costs incurred for securing long-term financing are amortized using a method that approximates the effective interest method over the term of the respective loan agreement. Amortization of these costs for 2010, 2009 and 2008 was $170,000, $183,000 and $169,000, respectively. Amortization of loan costs is included in interest expense in the consolidated statements of income.
     Debt outstanding as of January 31, 2010 and 2009, whose carrying value approximates fair market value, was as follows:

(in thousands)	2010	2009

Long-term debt:
Credit Agreement	$—	$—
Senior Notes	26,667	46,667

Total debt	26,667	46,667
Less current maturities	(20,000)	(20,000)

Total long-term debt	$6,667	$26,667

     As of January 31, 2010, debt outstanding will mature by fiscal year as follows:

(in thousands)

2011	$20,000
2012	6,667
Thereafter	—
(13) Derivatives
The Company’s energy division is exposed to fluctuations in the price of natural gas and has entered into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production. As of January 31, 2010, the Company had committed to deliver 885,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.68 to $10.67 per MMBtu.
     The fixed-price physical delivery forward sales contracts will result in the physical delivery of natural gas, and as a result, are exempt from the requirements of ASC Topic 815 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The estimated fair value of such contracts at January 31, 2010, was $2,831,000.

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
     As of January 31, 2010, the Company held option contracts with an aggregate U.S. dollar notional value of $7,600,000, which are intended to hedge exposure to Australian dollar fluctuations. The contracts settle in various increments through January 31, 2011. As of January 31, 2010 and 2009, respectively, the fair value of the outstanding derivatives was a loss of $102,000 and $158,000, recorded in other accrued expenses on the balance sheet, and net of income taxes of $40,000 and $62,000 in accumulated comprehensive income. The fair value of foreign currency contracts is estimated based on comparable quotes from brokers.
(14) Fair Value Measurements
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
     The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value, which include restricted deposits held in acquisition escrow accounts, and foreign currency option contracts, are presented below as of January 31, 2010 and January 31, 2009 (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3

January 31, 2010
Financial Assets:
Restricted deposits held at fair value	$4,566	$4,566	$—	$—

Financial Liabilities:
Foreign currency contracts	$(102)	$—	$(102)	$—

January 31, 2009
Financial Assets:
Restricted deposits held at fair value	$1,929	$1,929	$—	$—

Financial Liabilities:
Foreign currency contracts	$(158)	$—	$(158)	$—

(15) Stock and Stock Option Plans
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
     The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2010, there were an aggregate of 2,850,000 shares registered under the plans, 1,537,000 of which remain available to be granted under the plans. Of this amount, 250,000 shares may only be granted as stock in payment of bonuses and 1,287,000 may be issued as stock or options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. In the years ended January 31, 2010 and 2009, the Company purchased and subsequently cancelled 5,374 and 5,357, respectively, shares of stock related to settlement of withholding obligations.

     The Company recognized $4,841,000, $4,084,000 and $3,026,000 of compensation cost for share-based plans for the years ended January 31, 2010, 2009 and 2008, respectively. Of these amounts, $603,000, $1,369,000 and $638,000, respectively, related to nonvested stock. It was determined in fiscal 2010 that 33,825 of nonvested shares issued in fiscal 2009 were unlikely to vest as they are contingent upon meeting performance requirements in fiscal 2011 that are not likely to be met. Accordingly, the Company reversed $805,000 in compensation cost in fiscal 2010 related to these shares. The total income tax benefit recognized for share-based compensation arrangements was $1,888,000, $1,578,000 and $1,170,000 for the years ended January 31, 2010, 2009 and 2008, respectively.
     A summary of nonvested share activity for 2010, 2009 and 2008 is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Grant Date	Value (in
	Shares	Fair Value	thousands)

Nonvested stock at January 31, 2007	1,000	$29.70

Granted	73,863	42.76
Vested	(1,000)	29.70

Nonvested stock at January 31, 2008	73,863	$42.76

Granted	38,584	37.39
Vested	(22,638)	42.76

Nonvested stock at January 31, 2009	89,809	$40.48

Granted	12,771	17.79
Vested	(23,244)	42.51

Nonvested stock at January 31, 2010	79,336	$36.23	$2,010

     Significant option groups outstanding at January 31, 2010, and related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

4/00	13,794	13,794	3.495	3
6/04	20,000	20,000	16.600	53
6/04	71,526	71,526	16.650	53
6/05	10,000	10,000	17.540	65
9/05	140,332	140,332	23.050	68
1/06	191,481	191,481	27.870	72
6/06	10,000	10,000	29.290	77
6/06	70,000	52,500	29.290	77
6/07	65,625	30,625	42.260	89
7/07	33,000	16,500	42.760	90
9/07	3,000	1,500	55.480	92
2/08	74,524	24,835	35.710	96
1/09	6,000	6,000	24.010	107
2/09	201,311	—	15.780	108
2/09	4,580	4,580	15.780	108
6/09	108,582	—	21.990	112
6/09	2,472	2,472	21.990	112

	1,026,227	596,145

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of 10 years from the date of grant and generally vest ratably over periods of one month to five years. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the plans) and for equitable adjustments in the event of changes in the Company’s equity structure. The Company does not expect any nonvested options to be forfeited. The fair value of options at date of grant was estimated using the Black-Scholes model. The weighted average fair value at the date of grant for options granted during 2010, 2009 and 2008 was $9.92, $16.30 and $20.82, respectively. The fair value was based on an expected life of six years, no dividend yield, an average risk-free rate of 2.14%, 2.48% and 4.79%, respectively, and assumed volatility of 62%, 48% and 38%, respectively.
     Stock option transactions for 2010, 2009 and 2008 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual Term	Value (in
	Shares	Price	(years)	thousands)

Stock Option Activity Summary:
Outstanding at
January 31, 2007	963,529	$20.028

Exercisable at
January 31, 2007	413,356	$15.202

Granted	106,000	42.790
Exercised	(215,106)	13.632		$6,890
Canceled	—	—
Forfeited	(3,750)	16.650		151
Expired	(723)	11.400		19

Outstanding at
January 31, 2008	849,950	$24.541

Exercisable at
January 31, 2008	392,585	$19.944

Granted	80,524	34.838
Exercised	(189,033)	17.578		6,385
Canceled	—	—
Forfeited	—	—
Expired	—	—

Outstanding at
January 31, 2009	741,441	$27.435

Exercisable at
January 31, 2009	437,358	$23.659

Granted	316,945	17.956
Exercised	(32,159)	16.293		384
Canceled	—	—
Forfeited	—	—
Expired	—	—

Outstanding at
January 31, 2010	1,026,227	$24.856	7.02	$3,840

Exercisable at
January 31, 2010	596,145	$25.814	5.82	$1,554

(16) Contingencies
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
     On April 30, 2008, Levelland/Hockley County Ethanol, LLC (“Levelland”) filed a Complaint against the Company in the District Court for Hockley County, Texas. On May 28, 2008, the Company removed the case to the United States District Court for the Northern District of Texas, Lubbock Division. On June 2, 2008, Levelland filed a First Amended Complaint against the Company in the Federal District Court for the Northern District of Texas, Lubbock Division. Levelland owns an ethanol plant located in Levelland, Texas. In July 2007, Levelland entered into a lease agreement with the Company for certain water treatment equipment for the ethanol plant. Levelland alleges that the equipment leased from the Company fails to treat the water coming into the ethanol plant to required levels. The First Amended Complaint seeks damages for breach of contract, breach of warranty, violation of the Texas Deceptive Trade Practices Act, negligence, negligent misrepresentation and fraud, in connection with the design and construction of the water treatment facility. The Company and Levelland reached agreement on a settlement of the matter in fiscal 2010. No additional expense was necessary as a result of the settlement.
(17) Segments and Foreign Operations
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
Water Infrastructure
This division provides a full line of water-related services and products including soil stabilization, hydrological studies, site selection, well design, drilling and development, pump installation, and well rehabilitation. The division’s offerings include the design and construction of water and wastewater treatment facilities, the provision of filter media and membranes to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater, Ranney collector wells, sewer rehabilitation and water and wastewater transmission lines. The division also offers environmental services to assess and monitor groundwater contaminants.
Mineral Exploration Division
This division provides a complete range of drilling services for the mineral exploration industry. Its aboveground and underground drilling activities include all phases of core drilling, diamond, reverse circulation, dual tube, hammer and rotary air-blast methods.
Energy Division
This division focuses on the exploration and production of oil and gas properties, primarily concentrating on projects in the mid-continent region of the United States.
Other
Other includes two small specialty energy service companies and any other specialty operations not included in one of the other divisions.

Financial information for the Company’s segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors. Corporate assets are all assets of the Company not directly associated with a segment, and consist primarily of cash and deferred income taxes.

(in thousands)
As of and for the Year Ended January 31,	2010	2009	2008

Revenues
Water infrastructure	$698,506	$766,957	$639,584
Mineral exploration	118,188	188,918	178,482
Energy	45,940	46,352	39,749
Other	3,783	5,836	10,459

Total revenues	$866,417	$1,008,063	$868,274

Equity in earnings of affiliates
Mineral exploration	$8,198	$14,089	$8,076

Income (loss) before income taxes
Water infrastructure	$33,017	$48,399	$42,995
Mineral exploration	11,149	39,260	37,452
Energy	(6,393)	(12,401)	13,075
Other	308	1,280	3,696
Unallocated corporate expenses	(28,889)	(25,486)	(21,199)
Interest	(2,734)	(3,614)	(8,730)

Total income before income taxes	$6,458	$47,438	$67,289

Investment in affiliates
Mineral exploration	$44,073	$40,973	$29,835

Total assets
Water infrastructure	$438,481	$422,383	$388,491
Mineral exploration	130,332	125,588	110,064
Energy	64,822	100,309	112,363
Other	2,043	2,482	2,449
Corporate	95,277	68,595	83,588

Total assets	$730,955	$719,357	$696,955

Capital expenditures
Water infrastructure	$27,162	$27,924	$22,029
Mineral exploration	10,433	20,944	18,451
Energy	4,551	30,891	30,345
Other	134	237	1,037
Corporate	2,545	1,027	1,508

Total capital expenditures	$44,825	$81,023	$73,370

Depreciation, depletion and amortization
Water infrastructure	$25,303	$23,741	$21,978
Mineral exploration	13,602	13,362	10,523
Energy	17,176	14,644	10,704
Other	311	935	237
Corporate	1,287	158	178

Total depreciation, depletion and amortization	$57,679	$52,840	$43,620

(in thousands)
Fiscal Years Ended January 31,	2010	2009	2008

Geographic information:
Revenues
United States	$762,442	$841,542	$712,098
Australia/Africa	49,173	88,967	89,739
Mexico	25,236	37,775	42,242
Other foreign	29,566	39,779	24,195

Total revenues	$866,417	$1,008,063	$868,274

Property and equipment, net
United States	$194,911	$213,408	$218,047
Australia/Africa	22,319	18,663	19,530
Mexico	7,004	9,379	8,555
Other foreign	8,538	5,295	1,235

Total property and equipment, net	$232,772	$246,745	$247,367

(18) New Accounting Pronouncements
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
     In January 2010, the FASB issued guidance amending ASC Topic 820 to require new disclosures concerning transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3 measurements. In addition, the guidance clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009; however, the requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years). The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.
     In June 2009, the FASB issued guidance which has not yet been codified in the ASC, amending the consolidation guidance applicable to variable interest entities. The amendments will affect the overall consolidation analysis under ASC Topic 810, “Consolidation.” This guidance will be effective as of the beginning of the Company’s fiscal year ending January 31, 2011. The Company does not expect the adoption to have a material impact on its financial position, results of operations or cash flows.
     In December 2007, the FASB issued guidance now codified within ASC Topic 810, “Consolidation.” This guidance requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings and to include the accumulated amount of noncontrolling interests, previously classified as minority interest outside of equity, as part of stockholders’ equity. In our presentation of consolidated income and stockholders’ equity we distinguish between amounts attributable to Layne Christensen Company and amounts attributable to the noncontrolling interests. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries are being reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests will be remeasured with the gain or loss reported in net earnings. The Company adopted this standard, which was applied retrospectively, as of February 1, 2009, and reclassified minority interest in the amounts of $75,000 as of February 1, 2009 and $398,000 as of February 1, 2008, as a component of stockholders’ equity.

(19) Quarterly Results (Unaudited)
Unaudited quarterly financial data are as follows:

(in thousands, except per share data)
2010	First	Second	Third	Fourth

Revenues	$204,192	$217,227	$217,800	$227,198
Net income (loss) attributable to Layne Christensen Company	996	(8,640)	6,621	2,388
Basic net income (loss) per share	0.05	(0.45)	0.34	0.12
Diluted net income (loss) per share	0.05	(0.45)	0.34	0.12

2009	First	Second	Third	Fourth

Revenues	$244,544	$269,638	$264,483	$229,398
Net income (loss) attributable to Layne Christensen Company	10,562	15,096	12,227	(11,351)
Basic net income (loss) per share	0.55	0.79	0.64	(0.59)
Diluted net income (loss) per share	0.55	0.78	0.63	(0.59)
          During the second quarter of 2010, and the fourth quarter of fiscal 2009, the Company recorded a non-cash impairment charge of $21,642,000, or $13,039,000 after income tax and $26,690,000, or $16,081,000 after income tax, respectively, related to its energy operations as a result of its determinations of oil and gas reserves.
Supplemental Information on Oil and Gas Producing Activities (Unaudited)
The Company’s oil and gas activities are primarily conducted in the United States. See Note 1 for additional information regarding the Company’s oil and gas properties.
Capitalized Costs Related to Oil and Gas Producing Activities
Capitalized costs and associated depletion relating to oil and gas producing activities were as follows at January 31, 2010, 2009 and 2008:

(in thousands)	2010	2009	2008

Oil and gas properties	$95,252	$92,497	$76,844
Mineral interest in oil and gas properties	21,939	21,248	18,165

	117,191	113,745	95,009
Accumulated depletion	(90,492)	(54,859)	(16,353)

Net capitalized costs	$26,699	$58,886	$78,656

     Included in accumulated depletion at January 31, 2010 and 2009, were non-cash ceiling test impairments of $21,642,000 and $26,690,000 recorded in 2010 and 2009, respectively. There were no such impairments at January 31, 2008. See Note 4 for additional information regarding impairment of oil and gas properties.
     Unproved oil and gas properties at January 31, 2010, 2009 and 2008, totaled $3,851,000, $10,348,000 and $8,131,000, respectively. Unevaluated mineral interest costs excluded from depletion at January 31, 2010, 2009 and 2008, totaled $9,527,000, $9,305,000 and $8,405,000, respectively.
     Capitalized costs and associated depreciation relating to gas transportation facilities and equipment were as follows at January 31, 2010, 2009 and 2008:

(in thousands)	2010	2009	2008

Gas transportation facilities and equipment	$40,748	$39,825	$30,266
Accumulated depreciation	(9,535)	(6,831)	(4,355)

Total	$31,213	$32,994	$25,911

     Capitalized costs incurred in gas transportation facilities and equipment during 2010, 2009 and 2008 totaled $923,000, $6,739,000 and $5,327,000, respectively. During fiscal 2009, we transferred $2,820,000 from oil and gas properties to gas transportation facilities and equipment as the Company began to use these facilities to transport third party natural gas to market.
Cost Incurred in Oil and Gas Producing Activities
Capitalized costs incurred in oil and gas producing activities were as follows during 2010, 2009 and 2008:

(in thousands)	2010	2009	2008

Acquisition
Proved	$691	$2,061	$5,647
Unproved	—	—	—
Exploration	—	5	1,501
Development	2,649	20,802	16,718
Provision for future asset retirment costs	106	185	170

Total	$3,446	$23,053	$24,036

Exploration costs of $1,498,000 in 2008 were associated with an exploration project in Chile. These costs were considered impaired and written off in 2009.

Results of Operations for Oil and Gas Producing Activities
     Results of operations relating to oil and gas producing activities are set forth in the following tables for the years ended January 31, 2010, 2009 and 2008, on a dollar and per Mcf basis and include only revenues and operating costs directly attributable to oil and gas producing activities. General corporate overhead, interest costs, transportation of third party gas and other non oil and gas producing activities are excluded. The income tax expense is calculated by applying statutory tax rates to the revenues after deducting costs, which include depletion allowances.

(in thousands)	2010	2009	2008

Revenues	$44,626	$43,712	$38,222
Production taxes	(334)	(1,034)	(872)
Lease operating expenses	(9,493)	(11,747)	(12,189)
Depletion	(13,992)	(11,816)	(8,504)
Depreciation and amortization	(3,184)	(2,828)	(2,225)
Administrative expenses	(2,688)	(2,131)	(2,670)
Impairment of oil and gas properties	(21,642)	(28,704)	—
Income tax (expense) benefit	2,666	5,783	(4,675)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$(4,041)	$(8,765)	$7,087

(per Mcf)	2010	2009	2008

Revenues	$9.66	$8.52	$8.08
Production taxes	(0.07)	(0.20)	(0.18)
Lease operating expenses	(2.06)	(2.29)	(2.58)
Depletion	(3.03)	(2.30)	(1.80)
Depreciation and amortization	(0.69)	(0.55)	(0.47)
Administrative expenses	(0.58)	(0.42)	(0.56)
Impairment of oil and gas properties	(4.69)	(5.59)	—
Income tax (expense) benefit	0.58	1.12	(0.99)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$(0.88)	$(1.71)	$1.50

Proved Oil and Gas Reserve Quantities
Proved gas reserve quantities as of January 31, 2010 and 2009 are based on estimates prepared by the Company’s independent petroleum engineers, Cawley, Gillespie & Associates, Inc., in accordance with requirements of the SEC. All of the Company’s reserves are located within the United States.
     Proved gas reserves are estimated quantities of natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates are made. Proved developed reserves are those reserves expected to be recovered through wells, equipment and operating methods existing when the estimates are made. Proved undeveloped reserves are those reserves expected to be recovered through new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. The Company cautions that there are many inherent uncertainties in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available.
     Estimated quantities of total proved gas reserves were as follows:

Proved Developed and Undeveloped Reserves
(MMcf)	2010	2009

Balance, beginning of year	16,563	50,052
Purchases of reserves in place	—	—
Revisions of previous estimates	2,618	(33,238)
Extensions, discoveries and other additions	1,981	4,881
Production	(4,618)	(5,132)

Balance, end of year	16,544	16,563

Proved Developed Reserves:

Beginning of year	16,289	22,794
End of year	16,544	16,289
Proved Undeveloped Reserves:

Beginning of year	274	27,258
End of year	—	274
     The declines in reserves in 2009, particularly undeveloped reserves, were a result of significantly lower prices used in the estimates. Lower prices decrease the economic lives of the underlying properties and decrease the estimated future reserves.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities
Beginning at our fiscal 2010 year end, the price used in determining future cash inflows for purposes of the standardized measure of discounted future net cash flows is the unweighted arithmetic average of the first-day-of-the-month spot price for each month within the 12-month period to the end of the reporting period. Previously the spot price at the end of the reporting period was used. In both cases, the future cash inflows also incorporate the effect of contractual arrangements such as our fixed-price physical delivery forward sales contracts. The prices used in our determinations at January 31, 2010 and 2009, were $3.24 and $3.29 per Mcf, respectively. Future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory rates to pre-tax cash flows relating to the Company’s estimated proved reserves and the difference between book and tax basis of proved properties.
     This information does not purport to present the fair market value of the Company’s natural gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used. The following table sets forth unaudited information concerning future net cash flows for natural gas reserves, net of income tax expense:

(in thousands)	2010	2009

Future cash inflows	$57,600	$82,261
Future production costs	(31,218)	(33,514)
Future development costs	—	(467)
Future income taxes	1,840	(2,196)

Future net cash flows	28,222	46,084
10% annual discount for estimating timing of cash flows	(4,577)	(5,908)

Standardized measure of discounted future net cash flows	$23,645	$40,176

The principal sources of change in the standardized measure of discounted future net cash flows were:

(in thousands)	2010	2009

Balance, beginning of year	$40,176	$86,484
Sales of gas produced, net of production costs	(4,481)	(22,214)
Net changes in prices, net of future production costs	(20,412)	(65,507)
Net changes in estimated future development costs	(2,182)	20,565
Extensions and discoveries, less related costs	6,602	12,799
Purchases of reserves in place	—	—
Net change due to revisions in quantity estimates	3,540	(17,183)
Accretion of discount	2,624	11,319
Net changes in timing and other	(9,397)	(33,398)
Net change in income taxes	4,526	30,761
Previously estimated development costs incurred	2,649	16,550

Aggregate change in standardized measure of discounted future net cash flows for the year	(16,531)	(46,308)

Balance, end of year	$23,645	$40,176

Layne Christensen Company and Subsidiaries
Schedule II: Valuation and Qualifying Accounts

		Additions
	Balance at	Charges to	Charges to		Balance
	Beginning	Costs and	Other		at End
(in thousands)	of Period	Expenses	Accounts	Deductions	of Period

Allowance for customer receivables:
Fiscal year ended January 31, 2008	$7,020	$1,205	$336	$(990)	$7,571
Fiscal year ended January 31, 2009	7,571	2,082	608	(2,383)	7,878
Fiscal year ended January 31, 2010	7,878	1,422	924	(2,799)	7,425

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures. Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2010, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
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
     Based on the evaluation under the COSO Framework, management concluded that the Company’s internal control over financial reporting is effective as of January 31, 2010. The Company’s independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010. The report is included below.
Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting during the fourth fiscal quarter of 2010.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas
     We have audited the internal control over financial reporting of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2010, of the Company and our report dated April 1, 2010, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to the change in accounting for oil and gas reserve estimation as described in Note 1 to the consolidated financial statements.
/s/ Deloitte & Touche LLP
Kansas City, Missouri
April 1, 2010

PART III
Item 10. Directors and Executive Officers of the Registrant
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2010, (i) contains, under the caption “Election of Directors,” certain information relating to the Company’s directors and its Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) contains, under the caption “Other Corporate Governance Matters,” certain information relating to the Company’s Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) contains, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.
Item 11. Executive Compensation
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held June 3, 2010, will contain, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2010, will contain, under the captions “Ownership of Layne Christensen Common Stock,” and “Equity Compensation Plan Information,” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.
Item 13. Certain Relationships and Related Transactions
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2010, will contain, under the captions “Other Corporate Governance Matters,” and “Certain Transactions — Transactions with Management,” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.
Item 14. Principal Accounting Fees and Services
The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 3, 2010, will contain, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Financial Statements, Financial Statement Schedules and Exhibits:
1.	Financial Statements:
The financial statements are listed in the index for Item 8 of this Form 10-K.
2.	Financial Statement Schedules:
The applicable financial statement schedule is listed in the index for Item 8 of this Form 10-K.
3.	Exhibits:
The exhibits filed with or incorporated by reference in this report are listed below:

Exhibit
Number	Description

3(1)	Corrected Certificate of Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) with the Registrant’s Registration Statement on Form S-1 which was filed on September 20, 2007 (File No.333-146184), and incorporated herein by this reference)

3(2)	Amended and Restated Bylaws of the Registrant (as adopted October 9, 2008) (filed as Exhibit 3.2 to the Registrant’s Form 8-K filed October 14, 2008, and incorporated herein by this reference)

4(1)	Certificate of Designations of Series A Junior Participating Preferred Stock of Layne Christensen Company (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 as Exhibit 4(2) and incorporated herein by this reference)

4(2)	Rights Agreement, dated as of October 14, 2008, between the Registrant and National City Bank as Rights Agent, which includes as Exhibit C, the Summary of Rights to Purchase Preferred Shares (filed as Exhibit 4.1 to the Registrant’s Form 8-K filed October 14, 2008, and incorporated herein by this reference)

4(3)	Specimen Common Stock Certificate (filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

4(4)	Amended and Restated Loan Agreement, dated as of September 28, 2005, by and among Layne Christensen Company, LaSalle Bank National Association, as Administrative Agent and as Lender, and the other Lenders listed therein (filed as Exhibit 4.1 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

4(5)	Amendment No. 1 to Amended and Restated Loan Agreement, dated June 16, 2006, by and among Layne Christensen Company and LaSalle Bank National Association (“LaSalle”) as Administrative Agent, and LaSalle and the other Lenders a party thereto (filed as Exhibit 10(1) to the Company’s Form 10-Q for the quarter ended July 31, 2006, and incorporated herein by this reference)

4(6)	Amendment No. 2 to the Amended and Restated Loan Agreement, dated as of November 20, 2006, by and among Layne Christensen Company and LaSalle, as Administrative Agent, and LaSalle and the other Lenders a party thereto (filed as Exhibit 4(1) to the Company’s Form 8-K, dated November 20, 2006, and incorporated herein by this reference)

4(7)	Amendment No. 3 to Amended and Restated Loan Agreement, dated October 15, 2007, by and among the Company, LaSalle Bank National Association, as Administrative Agent and Lender, and the other Lenders listed therein (filed as Exhibit 10(1) to the Company’s Form 10-Q for the quarter ended October 31, 2007, and incorporated herein by this reference)

4(8)	Amendment No. 4 to Amended and Restated Loan Agreement, dated March 31, 2009, by and among Layne Christensen Company, and Bank of America, N.A. (as successor to LaSalle Bank National Association) (“Bank of America”), as Administrative Agent, and Bank of America and the other lenders a party hereto comprising the Required Lenders (incorporated by reference to Exhibit 10(1) to the Company’s Current Report on Form 8-K filed April 2, 2009)

4(9)	Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement

Item 15. Exhibits and Financial Statement Schedules (continued)

Exhibit
Number	Description

from time to time (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

4(10)	Letter Amendment No. 1 to Master Shelf Agreement, dated as of May 15, 2004, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4(6) to the Company’s Form 10-K for the fiscal year ended January 31, 2006, and incorporated herein by this reference)

4(11)	Letter Amendment No. 2 to Master Shelf Agreement, dated as of September 28, 2005, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4.2 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

4(12)	Letter Amendment No. 3 to Master Shelf Agreement, dated as of June 16, 2006, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 10(2) to the Company’s Form 10-Q for the quarter ended July 31, 2006, and incorporated herein by this reference)

4(13)	Letter Amendment No. 4 to Master Shelf Agreement, dated as of November 20, 2006, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4(2) to the Company’s Form 8-K, dated November 20, 2006, and incorporated herein by this reference)

4(14)	Letter Amendment No. 5 to Master Shelf Agreement, dated as of October 15, 2007, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 10(2) to the Company’s Form 10-Q for the quarter ended October 31, 2007, and incorporated herein by this reference)

4(15)	Letter Amendment No. 6 to Master Shelf Agreement, dated March 31, 2009, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Time Insurance Company and Physicians Mutual Insurance Company (incorporated by reference to Exhibit 10(2) to the Company’s Current Report on Form 8-K filed April 2, 2009)

4(16)	Letter Amendment No. 7 to Master Shelf Agreement, dated to be effective as of October 1, 2009, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company, Prudential Annuities Life Assurance Corporate, Prudential Retirement Insurance and Annuity Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009).

10(1)	Tax Liability Indemnification Agreement between the Registrant and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

10(2)	Lease Agreement between the Registrant and Parkway Partners, L.L.C. dated December 21, 1994 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

10(2.1)	First Modification & Ratification of Lease, dated as of February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and incorporated herein by this reference)

10(2.2)	Second Modification and Ratification of Lease Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

Item 15. Exhibits and Financial Statement Schedules (continued)

Exhibit
Number	Description

10(2.3)	Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company’s 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

10(2.4)	Fourth Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company executed May 17, 2000, effective as of December 29, 1998 (filed with the Company’s 10-Q for the quarter ended July 31, 2000 (File No. 0-20578) as Exhibit 10.1 and incorporated herein by reference)

10(2.5)	Fifth Modification and extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated March 1, 2003 (filed as Exhibit 10(2.5) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

10(2.6)	Sixth Modification Agreement, dated February 29, 2008, between 1900 Associates L.L.C. and the Company (filed as Exhibit 10(2.6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008, and incorporated herein by this reference)

**10(3)	Form of Stock Option Agreement between the Company and management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(7) and incorporated herein by reference)

10(4)	Insurance Liability Indemnity Agreement between the Company and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

10(5)	Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant’s Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

**10(6)	Form of Subscription Agreement for management of the Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(16) and incorporated herein by reference)

**10(7)	Form of Subscription Agreement between the Company and Robert J. Dineen (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(17) and incorporated herein by reference)

**10(8)	Letter Agreement between Andrew B. Schmitt and the Company (as amended and restated to comply with Section 409A) dated December 2, 2008 (incorporated by reference to Exhibit 10(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(9)	Form of Incentive Stock Option Agreement between the Company and Management of the Company (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

10(10)	Registration Rights Agreement, dated as of November 30, 1995, between the Company and Marley Holdings, L.P. (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(17) and incorporated herein by this reference)

**10(11)	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective February 1, 1998 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

**10(12)	Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

**10(13)	Form of Non Qualified Stock Option Agreement between the Company and Management of the Company effective as of April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

**10(14)	Layne Christensen Company District Incentive Compensation Plan (revised effective February 1, 2000) (filed as Exhibit 10(17) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

**10(15)	Layne Christensen Company Executive Incentive Compensation Plan (as amended and restated, effective November 3, 2008) (incorporated by reference to Exhibit 10(15) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

Item 15. Exhibits and Financial Statement Schedules (continued)

Exhibit
Number	Description

**10(16)	Layne Christensen Company Corporate Staff Incentive Compensation Plan (as amended, effective February 1, 2007) (incorporated by reference to Exhibit 10(16) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

10(17)	Standstill Agreement, dated March 26, 2004, by and among Layne Christensen Company, Wynnefield Partners Small Cap Value, L.P., Wynnefield Small Cap Value Offshore Fund, Ltd., Wynnefield Partners Small Cap Value L.P.I., Channel Partnership II, L.P., Wynnefield Capital Management, LLC, Wynnefield Capital, Inc., Wynnefield Capital, Inc. Profit Sharing’s Money Purchase Plan, Nelson Obus and Joshua Landes (filed as Exhibit 10(19) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004 (File No. 0-20578) and incorporated herein by this reference)

**10(18)	Layne Christensen Company 2006 Equity Incentive Plan, as amended (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on May 6, 2009, and incorporated herein by this reference)

**10(19)	Form of Incentive Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(e) to the Company’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by this reference)

**10(20)	Form of Nonqualified Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(20) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(21)	Form of Nonqualified Stock Option Agreement between the Company and non-employee directors of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(21) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(22)	Form of Restricted Stock Award Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 23, 2008 (incorporated by reference to Exhibit 10(22) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(23)	Form of Restricted Stock Award Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (with performance vesting) (incorporated by reference to Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009, filed on June 3, 2009)

**10(24)	Form of Restricted Stock Award Agreement between the Company and non-employee directors of the Company for use with the Company’s 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(23) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(25)	Layne Christensen Company Water Infrastructure Division Incentive Compensation Plan (as amended and restated, effective February 1, 2008) (incorporated by reference to Exhibit 10(24) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008)

**10(26)	Layne Energy, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 13, 2007)

**10(27)	Form of Nonqualified Stock Option Agreement under the Layne Energy, Inc. 2007 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 13, 2007)

**10(28)	Layne Christensen Company Mineral Exploration Division Incentive Compensation Plan (as amended and restated effective February 1, 2008) (incorporated by reference to Exhibit 10(27) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008)

**10(29)	Severance Agreement, dated March 13, 2008, by and between Andrew B. Schmitt and Layne Christensen Company (incorporated by reference to Exhibit 10(1) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(30)	Severance Agreement, dated March 13, 2008, by and between Gregory F. Aluce and Layne Christensen Company (incorporated by reference to Exhibit 10(2) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(31)	Severance Agreement, dated March 13, 2008, by and between Steven F. Crooke and Layne Christensen Company (incorporated by reference to Exhibit 10(3) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(32)	Severance Agreement, dated March 13, 2008, by and between Jerry W. Fanska and Layne Christensen Company (incorporated by reference to Exhibit 10(4) to the Company’s Current Report on Form 8-K filed March 19, 2008)

Item 15. Exhibits and Financial Statement Schedules (continued)

Exhibit
Number	Description

**10(33)	Severance Agreement, dated March 13, 2008, by and between Jeffrey J. Reynolds and Layne Christensen Company (incorporated by reference to Exhibit 10(5) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(34)	Severance Agreement dated July 10, 2008, by and between Eric R. Despain and Layne Christensen Company (incorporated by reference to Exhibit 10(1) to the Company’s Current Report on Form 8-K filed July 14, 2008)

**10(35)	Summary of 2010 Salaries of Named Executive Officers and Compensation of Directors

10(36)	Agreement and Plan of Merger, dated August 30, 2005, among Layne Christensen Company, Layne Merger Sub 1, Inc., Reynolds, Inc. and the Stockholders of Reynolds, Inc. listed on the signature pages thereto (filed as Exhibit 10.2 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

10(37)	Amendment to Agreement and Plan of Merger, dated July 30, 2007, by and among the Company and Jeffrey Reynolds, individually and as Agent of the Stockholders listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 3, 2007)

**10(38)	Layne Christensen Company Deferred Compensation Plan for Directors (Amended and Restated, effective as of January 1, 2009) (incorporated by reference to Exhibit 10(37) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(39)	Amended and Restated Layne Christensen Company Key Management Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10(38) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(40)	Reynolds Division of Layne Christensen Company Cash Bonus Plan, dated September 28, 2005 (filed as Exhibit 10.1 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

10(41)	Settlement Agreement, dated March 31, 2006, by and among Layne Christensen Company, Steel Partners II, L.P., Steel Partners, L.L.C. and Warren G. Lichtenstein (filed as Exhibit 10.1 to the Company’s Form 8-K, dated April 5, 2006, and incorporated herein by this reference)

10(42)	Form of Indemnification Agreement for use in connection with the Rights Agreement dated October 14, 2008 (filed as Exhibit 10.1 to the Registrant’s Form 8-K filed October 14, 2008, and incorporated herein by this reference)

21(1)-	List of Subsidiaries

23(1)-	Consent of Deloitte & Touche LLP

23(2)-	Consent of Deloitte

23(3)-	Consent of Cawley, Gillespie & Associates, Inc.

31(1)-	Section 302 Certification of Principal Executive Officer of the Company

31(2)-	Section 302 Certification of Principal Financial Officer of the Company

32(1)-	Section 906 Certification of Principal Executive Officer of the Company

32(2)-	Section 906 Certification of Principal Financial Officer of the Company

99(1)-	Report of Cawley, Gillespie & Associates, Inc.

99(2)-	Financial statements of equity affiliate Geotec Boyles Bros., S.A

**	Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).
(b)	Exhibits
The exhibits filed with this report on Form 10-K are identified above under Item 15(a)(3).
(c)	Financial Statement Schedules
Financial statements of Geotec Boyles Bros., S.A. are included as exhibit 99(2) under Item 15(a)(3).

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Layne Christensen Company
By	/s/ A. B. Schmitt
Andrew B. Schmitt President and Chief Executive Officer: Dated April 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ A. B. Schmitt Andrew B. Schmitt President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2010

/s/ Jerry W. Fanska Jerry W. Fanska Senior Vice President-Finance and Treasurer (Principal Financial and Accounting Officer)	April 1, 2010

/s/ Jeff Reynolds Jeffrey J. Reynolds Director	April 1, 2010

/s/ David A. B. Brown David A. B. Brown Director	April 1, 2010

/s/ J. Samuel Butler J. Samuel Butler Director	April 1, 2010

/s/ Anthony B. Helfet Anthony B. Helfet Director	April 1, 2010

/s/ Nelson Obus Nelson Obus Director	April 1, 2010

/s/ Rene Robichaud Rene Robichaud Director	April 1, 2010

/s/ Robert Gilmore Robert Gilmore Director	April 1, 2010