Form 10-Q
period 2010-04-30
LAYNE CHRISTENSEN CO
filed 2010-06-02
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

______________

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

____________________

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
(Check one):
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 19,507,712 shares of common stock, $.01 par value per share, outstanding on May 28, 2010.

PART I

Item 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	April 30,	January 31,
	2010	2010
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$67,930	$84,450
Customer receivables, less allowance of
$7,765 and $7,425, respectively	122,052	106,056
Costs and estimated earnings in excess of billings on
uncompleted contracts	90,976	83,712
Inventories	26,372	25,637
Deferred income taxes	19,006	18,324
Income taxes receivable	3,761	3,761
Restricted deposits-current	1,415	1,415
Other	7,302	6,996
Total current assets	338,814	330,351

Property and equipment:
Land	12,109	12,056
Buildings	34,842	34,539
Machinery and equipment	388,251	378,868
Gas transportation facilities and equipment	40,780	40,748
Oil and gas properties	95,512	95,252
Mineral interests in oil and gas properties	22,034	21,939
	593,528	583,402
Less - Accumulated depreciation and depletion	(361,511)	(350,630)
Net property and equipment	232,017	232,772

Other assets:
Investment in affiliates	45,127	44,073
Goodwill	92,758	92,532
Other intangible assets, net	19,249	19,649
Restricted deposits-long term	3,153	3,151
Other	9,346	8,427
Total other assets	169,633	167,832

	$740,464	$730,955

See Notes to Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)
(in thousands, except per share data)

	April 30,	January 31,
	2010	2010
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$88,656	$87,818
Current maturities of long term debt	20,000	20,000
Accrued compensation	24,977	33,572
Accrued insurance expense	8,504	9,255
Other accrued expenses	18,217	16,779
Acquisition escrow obligation-current	1,415	1,415
Income taxes payable	11,713	4,219
Billings in excess of costs and estimated
earnings on uncompleted contracts	40,468	37,644
Total current liabilities	213,950	210,702

Noncurrent and deferred liabilities:
Long-term debt	6,667	6,667
Accrued insurance expense	11,050	10,759
Deferred income taxes	14,826	17,761
Acquisition escrow obligation-long term	3,153	3,151
Other	15,628	15,042
Total noncurrent and deferred liabilities	51,324	53,380

Common stock, par value $.01 per share, 30,000
shares authorized, 19,508 and 19,435
shares issued and outstanding, respectively	195	194
Capital in excess of par value	344,630	342,952
Retained earnings	136,289	129,718
Accumulated other comprehensive loss	(5,999)	(6,066)
Total Layne Christensen Company stockholders' equity	475,115	466,798
Noncontrolling interest	75	75
Total equity	475,190	466,873

	$740,464	$730,955

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months
	Ended April 30,
	(unaudited)
	2010	2009
Revenues	$230,715	$204,192
Cost of revenues (exclusive of depreciation, depletion
and amortization shown below)	(171,912)	(159,904)
Selling, general and administrative expenses	(33,515)	(31,700)
Depreciation, depletion and amortization	(14,125)	(14,333)
Litigation settlement gains	-	3,161
Equity in earnings of affiliates	1,873	1,935
Interest	(526)	(810)
Other expense, net	(113)	(625)

Income before income taxes	12,397	1,916
Income tax expense	(5,826)	(920)
Net income attributable to Layne Christensen Company	$6,571	$996

Basic income per share	$0.34	$0.05

Diluted income per share	$0.34	$0.05

Weighted average shares outstanding-basic	19,369	19,297
Dilutive stock options and unvested shares	172	37
Weighted average shares outstanding-diluted	19,541	19,334

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 31, 2009	19,382,976	$194	$337,528	$128,353	$(10,053)	$456,022	$75	$456,097
Comprehensive income:
Net income	-	-	-	996	-	996	-	996
Other comprehensive income:
Foreign currency translation adjustments,
net of income tax expense of $204	-	-	-	-	285	285	-	285
Change in unrealized loss on foreign
exchange contracts, net of income tax
benefit of $75	-	-	-	-	(118)	(118)	-	(118)
Comprehensive income						1,163	-	1,163
Issuance of unvested shares	8,636	-	-	-	-	-	-	-
Issuance of stock upon exercise of options	7,741	-	32	-	-	32	-	32
Income tax benefit on exercise of options	-	-	42	-	-	42	-	42
Share-based compensation	-	-	1,957	-	-	1,957	-	1,957
Balance, April 30, 2009	19,399,353	$194	$339,559	$129,349	$(9,886)	$459,216	$75	$459,291

Balance, January 31, 2010	19,435,209	$194	$342,952	$129,718	$(6,066)	$466,798	$75	$466,873
Comprehensive income:
Net income	-	-	-	6,571	-	6,571	-	6,571
Comprehensive income:
Foreign currency translation adjustments,
net of income tax benefit of $65	-	-	-	-	5	5	-	5
Change in unrealized loss on foreign
exchange contracts, net of income tax
expense of $40	-	-	-	-	62	62	-	62
Comprehensive income						6,638		6,638
Issuance of unvested shares	58,709	1	(1)	-	-	-	-	-
Issuance of stock upon exercise of options	13,794	-	49	-	-	49	-	49
Income tax benefit on exercise of options	-	-	155	-	-	155	-	155
Share-based compensation	-	-	1,475	-	-	1,475	-	1,475
Balance, April 30, 2010	19,507,712	$195	$344,630	$136,289	$(5,999)	$475,115	$75	$475,190

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Three Months
	Ended April 30,
	(unaudited)
	2010	2009
Cash flow from operating activities:
Net income	$6,571	$996
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	14,125	14,333
Deferred income taxes	(3,575)	379
Share-based compensation	1,475	1,957
Share-based compensation excess tax benefits	(155)	(42)
Equity in earnings of affiliates	(1,873)	(1,935)
Dividends received from affiliates	819	726
(Gain) loss from disposal of property and equipment	(64)	(46)
Changes in current assets and liabilities, net of effects of acquisitions:
(Increase) decrease in customer receivables	(18,674)	10,099
Increase in costs and estimated earnings in excess
of billings on uncompleted contracts	(5,577)	(6,232)
(Increase) decrease in inventories	(1,422)	811
(Increase) decrease in other current assets	(256)	4,803
Increase (decrease) in accounts payable and accrued expenses	1,324	(22,610)
Increase in billings in excess of costs and
estimated earnings on uncompleted contracts	3,974	9,059
Other, net	(181)	(3,159)
Cash (used in) provided by operating activities	(3,489)	9,139
Cash flow from investing activities:
Additions to property and equipment	(12,124)	(9,939)
Additions to gas transportation facilities and equipment	(32)	(561)
Additions to oil and gas properties	(261)	(2,027)
Additions to mineral interests in oil and gas properties	(94)	(221)
Payment of cash purchase price adjustment on prior year acquisition	(226)	(229)
Proceeds from disposal of property and equipment	443	146
Cash used in investing activities	(12,294)	(12,831)
Cash flow from financing activities:
Issuance of common stock upon exercise of stock options	48	32
Excess tax benefit on exercise of share-based instruments	155	42
Cash provided by financing activities	203	74
Effects of exchange rate changes on cash	(940)	(851)
Net decrease in cash and cash equivalents	(16,520)	(4,469)
Cash and cash equivalents at beginning of period	84,450	67,165
Cash and cash equivalents at end of period	$67,930	$62,696

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Accounting Policies and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the "Company"). Intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method. The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2010, as filed in its Annual Report on Form 10-K.

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

Revenue Recognition - Revenues are recognized on large, long-term construction contracts using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contracts for the Company’s mineral exploration drilling services are billable based on the quantity of drilling performed and revenues for these drilling contracts are recognized on the basis of actual footage or meterage drilled. Revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.

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

Oil and Gas Properties and Mineral Interests - The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Depletion expense was $2,859,000 and $3,661,000 for the three months ended April 30, 2010 and 2009, respectively.

The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If our net book value of oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Beginning with our fiscal 2010 year end, application of the Ceiling Test requires pricing future revenues at the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements, such as fixed-price physical delivery forward sales contracts, when held. Application of the Ceiling Test requires a write-down for accounting purposes if the ceiling is exceeded. Considerations of the Ceiling Test prior to fiscal 2010 year end used the period end prices as adjusted for contractual arrangements. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.

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

Goodwill and Other Intangibles - Goodwill and other intangible assets with indefinite useful lives are not amortized, and instead are periodically tested for impairment. The Company performs its annual impairment as of December 31, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. The Company believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or the Company’s strategies change, it is possible that the Company’s conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position or results of operations.

Other Long-lived Assets - In the event of an indication of possible impairment, the Company evaluates the fair value and future benefits of long-lived assets, including the Company’s gas transportation facilities and equipment, by performing an analysis of the anticipated, undiscounted future net cash flows to the carrying value of the related long-lived assets. If the carrying value of the long-lived assets exceeds the anticipated undiscounted cash flows the carrying value is written down to the fair value. The Company believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.

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

Restricted Deposits - Restricted deposits consist of escrow funds associated with various acquisitions as described in Note 2 of the Notes to Consolidated Financial Statements.

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

Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. However, income tax expense relating to adjustments to the Company’s liabilities for uncertainty in income tax positions is accounted for discretely in the interim period in which it occurs.

As of April 30 and January 31, 2010, the total amount of unrecognized tax benefits recorded was $9,638,000 and $9,312,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of April 30 and January 31, 2010, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $3,990,000 and $3,686,000, respectively.

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

Derivatives - The Company follows current accounting guidance which requires derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company accounts for its unrealized hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, are recorded in accumulated other comprehensive income in stockholders’ equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in operations. In addition, the Company periodically enters into natural gas contracts to manage fluctuations in the price of natural gas. These contracts result in the Company physically delivering gas, and as a result, are exempt from fair value accounting under the normal purchases and sales exception. When in place, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The Company does not enter into derivative financial instruments for speculative or trading purposes.

Earnings per share - Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock and unvested restricted shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. Options to purchase 500,773 and 709,156 shares have been excluded from weighted average shares in the periods ending April 30, 2010 and 2009, respectively, as their effect was antidilutive. A total of 67,975 and 98,445 nonvested shares have been excluded from weighted average shares in the periods ending April 30, 2010 and 2009, respectively, as their effect was antidilutive.

Share-based compensation - The Company recognizes all share-based instruments in the financial statements and utilizes a fair-value measurement of the associated costs. The Company elected to adopt the original accounting standard using the Modified Prospective Method which required recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. As of April 30, 2010, the Company had unrecognized compensation expense of $3,797,000 to be recognized over a weighted average period of 1.65 years. The Company determines the fair value of share-based compensation granted in the form of stock options using the Black-Scholes model.

Supplemental Cash Flow Information - The amounts paid for income taxes and interest are as follows (in thousands):

	Three Months
	Ended April 30,
	2010	2009
Income taxes	$813	$1,359
Interest	688	1,175

The Company had earnings on restricted deposits of $2,000 and $1,000 for the three months ended April 30, 2010 and 2009, respectively, which were treated as non-cash items as the earnings were restricted for the account of the escrow beneficiaries. For the three months ended April 30, 2009, the Company received land and buildings valued at $2,828,000 in a non-cash settlement of a legal dispute in Australia.

During fiscal year 2009, the Company entered into financing obligations for software licenses amounting to $1,298,000, payable over three years. The associated assets are recorded as Other Intangible Assets in the balance sheet.

New Accounting Pronouncements - In January 2010, the FASB issued guidance amending Accounting Standards Codification (“ASC”) Topic 820 to require new disclosures concerning transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3 measurements. In addition, the guidance clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets. The Company adopted this guidance as of February 1, 2010, which did not have a material impact on its financial position, results of operations or cash flows.

In December 2009, the FASB issued guidance amending the consolidation guidance applicable to variable interest entities. The amendments affect the overall consolidation analysis under ASC Topic 810, “Consolidation.” The Company adopted this guidance as of February 1, 2010, which did not have a material impact on its financial position, results of operations or cash flows.

2. Acquisitions

Fiscal Year 2011

The Company did not complete any acquisitions in the first quarter of fiscal 2011.

On November 30, 2007, the Company acquired certain assets and liabilities of SolmeteX Inc. (“SolmeteX”), a water and wastewater research and development business and supplier of wastewater filtration products to the dental market. In addition to the initial purchase price, there is contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which is based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Any portion of the SolmeteX Earnout Amount that is ultimately paid will be accounted for as additional purchase consideration. Through April 30, 2010, the contingent earnout consideration earned by SolmeteX was $488,000, of which $33,000 was paid in March 2008, $229,000 in April 2009 and $226,000 in March 2010.

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

The aggregate cash purchase price of $16,961,000, comprised of cash ($3,150,000 of which was placed in escrow to secure certain representations, warranties and indemnifications), was as follows:

(in thousands)
	MCL	Hailey	Meadow	Total
Cash purchase price	$1,500	$14,861	$600	$16,961
Escrow deposits	150	3,000	-	3,150

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

(in thousands)
	MCL	Hailey	Meadow	Total
Working capital	$80	$4,861	$-	$4,941
Property and equipment	983	9,515	575	11,073
Goodwill	273	585	-	858
Other intangible assets	164	-	25	189
Deferred taxes	-	(100)	-	(100)
Total purchase price	$1,500	$14,861	$600	$16,961

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

The results of operations of the acquired entities have been included in the Company’s consolidated statements of income commencing with the respective closing dates. Pro forma amounts related to Meadow and MCL for prior periods have not been presented since the acquisitions would not have had a significant effect on the Company’s consolidated revenues or net income. Assuming Hailey had been acquired as of the beginning of fiscal 2010, the unaudited pro forma consolidated revenues, net income and net income per share of the Company would be as follows:

	Three Months Ended
	April 30,
(in thousands, except per share data)	2010	2009
Revenues	$230,715	$225,196
Net income attributable to
Layne Christensen Company	6,571	1,605
Basic income per share	$0.34	$0.08
Diluted income per share	$0.34	$0.08

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
The aggregate purchase price of $8,926,000, comprised of cash of $8,815,000 ($1,150,000 of which was placed in escrow to secure certain representations, warranties and indemnifications under the purchase agreements) and expenses of $111,000, was as follows:

(in thousands)
		Moore &
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

The purchase price for each acquisition has been allocated based on the fair value of the assets and liabilities acquired, determined based on the Company’s internal operational assessments and other analyses. Based on the Company’s allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective closing dates:

(in thousands)
		Moore &
	Meadors	Tabor	WHPA	Total
Working capital	$2,072	$427	$394	$2,893
Property and equipment	592	798	40	1,430
Goodwill	1,865	593	1,832	4,290
Other intangible assets	60	-	250	310
Other assets	-	-	2	2
Total purchase price	$4,589	$1,818	$2,518	$8,925

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

3. Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following (in thousands):

	April 30, 2010			January 31, 2010

			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill	$92,758	$-		$92,532	$-
Amortizable intangible assets:
Tradenames	$18,962	$(3,288)	29	$18,962	$(3,086)	29
Customer-related	332	(332)	-	332	(332)	-
Patents	3,152	(802)	15	3,152	(755)	15
Non-competition agreements	464	(432)	2	464	(423)	2
Other	2,754	(1,561)	12	2,754	(1,419)	12
Total amortizable intangible assets	$25,664	$(6,415)		$25,664	$(6,015)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 26 years. Total amortization expense for other intangible assets was $400,000 and $384,000 for the three months ended April 30, 2010 and 2009, respectively.

The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water
	Energy	Infrastructure	Total
Balance February 1, 2010	$950	$91,582	$92,532
Additions	-	226	226
Balance, April 30, 2010	$950	$91,808	$92,758

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

The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement, plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On April 30, 2010, there were letters of credit of $19,754,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $180,246,000.

The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, leverage and minimum tangible net worth. The Company was in compliance with its covenants as of April 30, 2010.

Debt outstanding as of April 30, 2010, and January 31, 2010, whose carrying value approximates fair value, was as follows (in thousands):

	April 30,	January 31,
	2010	2010
Long-term debt:
Credit Agreement	$-	$-
Senior Notes	26,667	26,667
Total debt	26,667	26,667
Less current maturities	(20,000)	(20,000)
Total long-term debt	$6,667	$6,667

5. Derivatives

The Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of April 30, 2010, the Company held option contracts with an aggregate U.S. dollar notional value of $5,630,000 which are intended to hedge exposure to Australian dollar fluctuations over a period to January 31, 2011. As of April 30, 2010 and January 31, 2010, the fair value of outstanding derivatives was zero and a loss of $102,000, respectively, recorded in other accrued expenses on the consolidated balance sheets. The fair value of foreign currency contracts is estimated based on comparable quotes from brokers. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

The Company’s energy division is exposed to fluctuations in the price of natural gas and enters into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production, if available at attractive prices. As of April 30, 2010 the Company held no such contracts.

Additionally, the Company has entered into physical delivery contracts in order to facilitate normal recurring sales with our natural gas purchasing counterparty. As of April 30, 2010, the Company had committed to deliver a total of 2,852,000 million MMBtu of natural gas through October 2010. For 2,208,000 million British Thermal Units (“MMBtu”) the contract price resets monthly, on the first day of the month, based on a weighted average price of the trades reported during the last week of the previous month for gas deliveries in the current month. For 644,000 million MMBtu the contract price resets daily based on a weighted average price of the reported trades for deliveries on the following day.

6. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) for the three months ended April 30, 2010 and 2009 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Loss on	Other
	Translation	Pension	Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2010	$(6,004)	$-	$(62)	$(6,066)
Period change	5	-	62	67
Balance, April 30, 2010	$(5,999)	$-	$-	$(5,999)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Loss on	Other
	Translation	Pension	Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2009	$(8,940)	$(1,017)	$(96)	$(10,053)
Period change	285	-	(118)	167
Balance, April 30, 2009	$(8,655)	$(1,017)	$(214)	$(9,886)

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

In fiscal 2008, the Company initiated litigation against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it will receive certain payments over a period through September 2009. Payments were received during the three months ended April 30, 2009, of $333,000, net of contingent attorney fees. There were no litigation settlement gains recorded in the three months ended April 30, 2010.

8. Other Income (Expense)

Other income (expense) consisted of the following for the three months ended April 30, 2010 and 2009 (in thousands):

	Three Months Ended
	April 30,
	2010	2009
Gain from disposal of property and equipment	$64	$46
Interest income	72	56
Currency exchange loss	(132)	(505)
Other	(117)	(222)
Total	$(113)	$(625)

9. Employee Benefit Plans

The Company sponsored a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits were computed based mainly on years of service. On January 29, 2010, the Company terminated the plan and distributed $10,054,000 to an annuity provider and fulfilled the remaining obligations for approximately $300,000 in cash. These distributions triggered a settlement and resulted in a recognized settlement loss of $4,980,000 in fiscal 2010. Net periodic pension cost for the three months ended April 30, 2009 was $100,000.

The Company provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three months ended April 30, 2010 and 2009 include the following components (in thousands):

	Three Months
	Ended April 30,
	2010	2009
Service cost	$87	$73
Interest cost	43	44
Net periodic pension cost	$130	$117

10. Fair Value Measurements

The Company follows reporting guidance which defines fair value, establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities, and expands disclosures about fair value measurements. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are listed below:

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

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value, which include restrictive deposits held in acquisition escrow accounts and foreign currency option contracts, are presented below for the periods ended April 30, 2010 and January 31, 2010 (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
April 30, 2010
Financial Assets:
Restricted deposits held at fair value	$4,568	$4,568	$-	$-

Financial Liabilities:
Forward currency contracts*	$-	$-	$-	$-

January 31, 2010
Financial Assets:
Restricted deposits held at fair value	$4,566	$4,566	$-	$-

Financial Liabilities:
Forward currency contracts	$(102)	$-	$(102)	$-

*Foreign currency contracts are measured as Level 2 inputs. At April 30, 2010 the value was zero.

The Company had no Level 3 fair value measurements during the first quarter of fiscal 2011, or for the year ended January 31, 2010.

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

The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2010, there were an aggregate of 2,850,000 shares registered under the plans, 1,390,343 of which remain available to be granted under the plans. Of this amount, 250,000 shares may only be granted as stock in payment of bonuses, and 1,140,343 may be issued as stock or options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. For the three months ended April 30, 2010, the Company granted approximately 59,000 restricted shares which generally ratably vest over periods of one to four years from the grant date.

The Company recognized $1,475,000 and $1,957,000 of compensation cost for these share-based plans during the three months ended April 30, 2010 and 2009, respectively. Of these amounts, $287,000 and $376,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $575,000 and $763,000 for the three months ended April 30, 2010 and 2009, respectively.

A summary of nonvested share activity for the three months ended April 30, 2010, is as follows:

		Average	Intrinsic
	Number of	Grant Date	Value (in
	Shares	Fair Value	thousands)
Nonvested stock at
January 31, 2010	79,336	$36.23
Granted	58,709	27.42
Vested	(7,226)	15.78
Nonvested stock at
April 30, 2010	130,819	$33.41	$3,579

Significant option groups outstanding at April 30, 2010, related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)
6/04	20,000	20,000	$16.600	50
6/04	71,526	71,526	16.650	50
6/05	10,000	10,000	17.540	62
9/05	140,332	140,332	23.050	65
1/06	191,481	191,481	27.870	69
6/06	10,000	10,000	29.290	74
6/06	70,000	52,500	29.290	74
6/07	65,625	30,625	42.260	86
7/07	33,000	16,500	42.760	87
9/07	3,000	1,500	55.480	89
2/08	74,524	49,675	35.710	93
1/09	6,000	6,000	24.100	104
2/09	201,311	67,102	15.780	105
2/09	4,580	4,580	15.780	105
6/09	108,582	-	21.990	109
6/09	2,472	2,472	21.990	109
2/10	85,290	-	27.790	117
2/10	2,721	2,721	25.440	117
	1,100,444	677,014

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $16.08 and $8.50 for the three months ended April 30, 2010 and 2009, respectively. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. Transactions for stock options for the three months ended April 30, 2010, were as follows:

	Stock Options
			Weighted
			Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2010	1,026,227	$24.856	7.02	$3,840
Granted	88,011	$27.717		-
Exercised	(13,794)	$3.495		345
Canceled				-
Forfeited	-			-
Expired	-			-
Outstanding at April 30, 2010	1,100,444	25.353	7.10	4,690
Shares Exercisable	677,014	$25.636	6.11	$2,553

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

12. Investment Affiliates

The Company’s investments in affiliates are carried at the fair value of the investment considered at the date acquired, plus the Company’s equity in undistributed earnings from that date. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows at April 30, 2010:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates was as follows:

	Three Months Ended April 30,
	(in thousands)
	2010	2009
Revenues	$64,923	$51,435
Income before income taxes	11,288	10,027
Operating income	6,087	5,984
Net Income	4,520	3,736

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

	Three Months Ended
	April 30,
	2010	2009
Revenues
Water infrastructure	$172,905	$168,087
Mineral exploration	45,878	24,794
Energy	9,549	10,321
Other	2,383	990
Total revenues	$230,715	$204,192

Equity in earnings of affiliates
Mineral exploration	$1,873	$1,935

Income before income taxes
Water infrastructure	$8,640	$4,527
Mineral exploration	8,587	1,767
Energy	2,517	2,588
Other	248	148
Unallocated corporate expenses	(7,069)	(6,304)
Interest	(526)	(810)
Total income before income taxes	$12,397	$1,916

Geographic Information:
Revenues
United States	$192,204	$182,406
Africa/Australia	18,446	10,375
Mexico	10,655	5,008
Other foreign	9,410	6,403
Total revenues	$230,715	$204,192

14. Contingencies

The Company’s service activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when the Company, as is frequently the case, conducts a project on a fixed-price, “turnkey” basis where the Company delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, the Company is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its services and products. Litigation arising from any such occurrences may result in the Company being named as a defendant in lawsuits asserting large claims. Although the Company maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which the Company may be subject or that the Company will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which the Company is not fully insured could have a material adverse effect on the Company. In addition, the Company does not maintain political risk insurance with respect to its foreign operations.

The Company is involved in various matters of litigation, claims and disputes which have arisen in the ordinary course of the Company's business. The Company believes that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on form 10-K for the year ended January 31, 2010.

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

	Three Months Ended		Period-to-Period
	April 30,		Change
	2010	2009	Three Months
Revenues:
Water infrastructure	75.0%	82.3%	2.9%
Mineral exploration	19.9	12.1	85.0
Energy	4.1	5.1	(7.5)
Other	1.0	0.5	140.7
Total net revenues	100.0	100.0	13.0
Cost of revenues	(74.5)	(78.3)	7.5
Selling, general and administrative expenses	(14.6)	(15.5)	5.7
Depreciation, depletion and amortization	(6.1)	(7.0)	(1.5)
Litigation settlement gains	-	1.5	100.0
Equity in earnings of affiliates	0.8	0.9	(3.2)
Interest	(0.2)	(0.4)	(35.1)
Other, net	-	(0.3)	(81.9)
Income before income taxes	5.4	0.9	547.0
Income tax expense	(2.5)	(0.4)	533.3
Net income	2.9%	0.5%	559.7

Revenues, equity in earnings of affiliates and income before income taxes pertaining to the Company's operating segments are presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel), and board of directors. Operating segment revenues and income before income taxes are summarized as follows (in thousands):

	Three Months Ended
	April 30,
	2010	2009
Revenues
Water infrastructure	$172,905	$168,087
Mineral exploration	45,878	24,794
Energy	9,549	10,321
Other	2,383	990
Total revenues	$230,715	$204,192
Equity in earnings of affiliates
Mineral exploration	$1,873	$1,935
Income before income taxes
Water infrastructure	$8,640	$4,527
Mineral exploration	8,587	1,767
Energy	2,517	2,588
Other	248	148
Unallocated corporate expenses	(7,069)	(6,304)
Interest	(526)	(810)
Total income before income taxes	$12,397	$1,916

Revenues for the three months ended April 30, 2010, increased $26,523,000, or 13.0%, to $230,715,000 compared to $204,192,000 for the same period last year. A further discussion of results of operations by division is presented below.

Cost of revenues increased $12,008,000, or 7.5%, to $171,912,000, or 74.5% of revenues, for the three months ended April 30, 2010, compared to $159,904,000, or 78.3% of revenues, for the same period last year. The decrease as a percentage of revenues was primarily focused in the water infrastructure division as the result of higher profit margins on geoconstruction and specialty drilling work and to a lesser extent the return of activity in mineral exploration.

Selling, general and administrative expenses increased 5.7% to $33,515,000 for the three months ended April 30, 2010, compared to $31,700,000 for the same period last year. The increase was primarily the result of increased incentive compensation related expenses of $2,864,000 as a result of higher earnings and $1,422,000 in expenses from acquired operations, offset by $1,906,000 due to a reassessment in the prior year of the recoverability of value added tax balances in certain foreign jurisdictions and accruals for certain other operating tax expenses.

Depreciation, depletion and amortization decreased 1.5% to $14,125,000 for the three months ended April 30, 2010, compared to $14,333,000 for the same period last year. The decrease was primarily due to lower depletion rates in the energy division as a result of updated estimates of economically recoverable gas reserves.

During the three months ended April 30, 2009, the Company received litigation settlements valued at $3,161,000. The settlements included receipt of land and buildings valued at $2,828,000, and cash receipts of $333,000, net of contingent attorney fees. There were no litigation settlement gains recorded in the three months ending April 30, 2010.

Equity in earnings of affiliates was relatively flat at $1,873,000 for the three months ended April 30, 2010, compared to $1,935,000 for the same period last year.

Interest expense decreased to $526,000 for the three months ended April 30, 2010, compared to $810,000 for the same period last year, the result of scheduled debt reductions.

Income tax expense of $5,826,000 (an effective rate of 47.0%) was recorded for the three months ended April 30, 2010, compared to $920,000 (an effective rate of 48.0%) for the same period last year. The decrease in the effective rate is primarily attributable to the impact of nondeductible expenses as pretax income increased in fiscal year 2011. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

Water Infrastructure Division
	Three Months Ended April 30,
	(in thousands)
	2010	2009
Revenues	$172,905	$168,087
Income before income taxes	8,640	4,527

Water infrastructure revenues increased 2.9% to $172,905,000 for the three months ended April 30, 2010, from $168,087,000 for the same period last year. The increase was primarily attributable to additional revenues of $14,415,000 from acquired operations, $12,155,000 in specialty drilling, including $5,477,000 in revenue from work in Afghanistan, and increased revenues of $4,169,000 in geoconstruction, primarily from two contracts, one of which, completed this quarter, was to assist in flood control in New Orleans. The increases were partially offset by a reduction in revenue of $16,810,000 from a large utility contract in Colorado substantially completed last year. We are also experiencing decreases in revenues from continued weakness this year in municipal government spending and housing construction.

Income before income taxes for the water infrastructure division increased 90.9% to $8,640,000 for the three months ended April 30, 2010, compared to $4,527,000 for the same period last year. The increase in income before income taxes was primarily from the New Orleans and Afghanistan projects.

The backlog in the water infrastructure division was $553,034,000 as of April 30, 2010, compared to $554,211,000 as of January 31, 2010, and $481,615,000 as of April 30, 2009.

Mineral Exploration Division
	Three Months Ended April 30,
	(in thousands)
	2010	2009
Revenues	$45,878	$24,794
Income before income taxes	8,587	1,767

Mineral exploration revenues increased 85.0% to $45,878,000 for the three months ended April 30, 2010, from $24,794,000 for the same period last year. The increased activity levels which began in the fourth quarter of last year continued across most locations with the largest increases in West Africa and Mexico.

Income before income taxes for the mineral exploration division increased 386.0% to $8,587,000 for the three months ended April 30, 2010, compared to $1,767,000 for the same period last year. The increase was primarily attributable to strong earnings in West Africa, Mexico and the western U.S. During the three months ended April 30, 2009, we had two unusual items, receipt of a litigation settlement in Australia of $2,828,000 and increased selling, general and administrative expense of $1,906,000 due to a reassessment of the recoverability of value added taxes in certain foreign jurisdictions and accruals for certain other operating tax expenses.

Energy Division

	Three Months Ended April 30,
	(in thousands)
	2010	2009
Revenues	$9,549	$10,321
Income before income taxes	2,517	2,588

Energy revenues decreased 7.5% to $9,549,000 for the three months ended April 30, 2010, compared to revenues of $10,321,000 for the same period last year. The decrease was attributable to the expiration of favorably priced forward sales contracts.

Income before income taxes for the energy division decreased 2.7% to $2,517,000 for the three months ended April 30, 2010, compared to $2,588,000 for the same period last year. The decrease in income before income taxes was due to the impact on revenues from the expiration of forward sales contracts as noted above, offset by lower depletion.

Net gas production by the energy division for the three months ended April 30, 2010, was 1,142 MMcf, compared to 1,208 MMcf for the same period last year.

Other

	Three Months Ended April 30,
	(in thousands)
	2010	2009
Revenues	$2,383	$990
Income before income taxes	248	148

Other revenues were up primarily as a result of machining and fabrication operations.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $7,069,000 for the three months ended April 30, 2010, compared to $6,304,000 for the same period last year. The increase for the quarter was primarily due to increased incentive compensation based on increased earnings.

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

The Company maintains an agreement (the “Master Shelf Agreement”) under which it may issue unsecured notes and an unsecured $200,000,000 revolving credit facility (the “Credit Agreement”) which extends to November 15, 2011. Under the Master Shelf Agreement, the Company has an additional $50,000,000 of unsecured notes available to be issued before September 15, 2012. At April 30, 2010, the Company has $26,667,000 in notes outstanding under the Master Shelf Agreement. At April 30, 2010, the Company had letters of credits of $19,754,000 and no borrowings outstanding under the Credit Agreement resulting in available capacity of $180,246,000.

The Company’s Master Shelf Agreement and Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are fixed charge coverage ratio, maximum leverage ratio and minimum tangible net worth. Covenant levels and definitions are consistent between the two agreements. The Company was in compliance with its covenants as of April 30, 2010, and expects to be in compliance in fiscal 2011.

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

As of April 30, 2010 and 2009, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
(in thousands)	2011	2011	2010	2010
Minimum fixed charge
coverage ratio	2.56	1.50	2.82	1.50
Maximum leverage ratio	0.37	3.00	0.50	3.00
Minimum tangible net worth	$353,470	$296,314	$343,841	$291,269

The Company’s working capital as of April 30, 2010 and April 30, 2009 was $124,864,000 and $129,449,000, respectively. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2011.

Operating Activities

Cash used in operating activities was $3,489,000 for the three months ended April 30, 2010 as compared to cash provided by operating activities of $9,139,000 for the same period last year. The change was primarily attributed to additional working capital needs due to increased business volume.

Investing Activities

The Company’s capital expenditures, net of disposals, of $12,068,000 for the three months ended April 30, 2010, were split between $11,681,000 to maintain and upgrade its equipment and facilities and $387,000 toward the Company’s expansion into unconventional gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects. This compares to equipment spending of $9,793,000 and gas exploration and production spending of $2,809,000 in the same period last year. Over the course of fiscal 2011, we expect equipment and facilities spending to be at or near last year, however unless gas pricing improves, we expect to hold gas exploration and production spending below last year.

Financing Activities

For the three months ended April 30, 2010, the Company had no incremental borrowings under its credit facilities. The Company will make scheduled principal payments on the Senior Notes of $13,333,000 in July 2010, and $6,667,000 in September 2010.

The Company’s contractual obligations and commercial commitments as of April 30, 2010, are summarized as follows (in thousands):

	Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years
Contractual obligations and other
commercial commitments
Senior Notes	$26,667	$20,000	$6,667	$-	$-
Credit Agreement	-	-	-	-	-
Interest payments	2,136	1,686	450	-	-
Software financing obligations	522	482	40	-	-
Operating leases	30,984	13,047	14,233	3,679	25
Mineral interest obligations	348	44	173	87	44
Income tax uncertainties	2,204	2,204	-	-	-
Total contractual obligations	62,861	37,463	21,563	3,766	69
Standby letters of credit	19,754	19,754	-	-
Asset retirement obligations	1,500	-	-	-	1,500
Total contractual obligations
and commercial commitments	$84,115	$57,217	$21,563	$3,766	$1,569

The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Senior Notes at fixed interest rates of 6.05% and 5.40%. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio (See Note 4 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances and interest rates as of April 30, 2010.

The Company has income tax uncertainties of $10,700,000 at April 30, 2010, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolutions of these items is uncertain, and accordingly the amounts have not been included in the table above.

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

Revenue Recognition – Revenues are recognized on large, long-term construction contracts using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contracts for the Company’s mineral exploration drilling services are billable based on the quantity of drilling performed and revenues for these drilling contracts are recognized on the basis of actual footage or meterage drilled. Revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.

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

The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If our net book value of oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off expense. Beginning with our fiscal 2010, application of the Ceiling Test requires pricing future revenues at the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements such as fixed-price physical delivery forward sales contracts, when held. Application of the ceiling test requires a write-down for accounting purposes if the ceiling is exceeded. Considerations of the Ceiling Test prior to fiscal 2010 year end used the period end prices, as adjusted for contractual arrangements. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.

We did not record a ceiling test impairment in the periods ending April 30, 2010 or 2009. Should gas pricing remain low in fiscal 2011, and we are not able to obtain forward sales contracts with attractive prices, we could face impairments during the course of the year.

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

Goodwill and Other Intangibles – The Company accounts for goodwill and other intangible assets in accordance with current accounting guidance. Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized over their estimated useful lives, which range from two to 40 years.

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

Other Long-lived Assets – In the event of an indication of possible impairment, the Company evaluates the fair value and future benefits of long-lived assets, including the Company’s gas transportation facilities and equipment, by performing an analysis of the anticipated, undiscounted future net cash flows to the carrying value of the related long-lived assets. If the carrying value of the long-lived assets exceeds the anticipated undiscounted cash flows the carrying value is written down to the fair value. The Company believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.

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

Income Taxes – Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. However, income tax expense relating to adjustments to the Company’s liabilities for uncertainty in income tax positions is accounted for discretely in the interim period in which it occurs.

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

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2010 Form 10-K and Note 4 of this Form 10-Q. As of April 30, 2010, an instantaneous change in interest rates of one percentage point would not change the Company’s annual interest expense, as we have no variable rate debt outstanding.

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2010, Form 10-K and Notes 12 and 13 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of April 30, 2010, the Company held option contracts with an aggregate U.S. dollar notional value of $5,630,000 which are intended to hedge exposure to Australian dollar fluctuations over a period to January 31, 2011.

As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income before income taxes for the three months ended April 30, 2010. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company enters into fixed-price physical contracts, if available at attractive prices, to cover a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. The Company generally intends to maintain contracts in place to cover 50% to 75% of its production, although at April 30, 2010, did not have any contracts in place. We estimate that a ten percent change in the price of natural gas would have impacted income before income taxes by approximately $106,000 for the three months ended April 30, 2010.

ITEM 4. Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2010, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, for the period ended April 30, 2010, the Company concluded that its internal control over financial reporting is effective as of April 30, 2010. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.

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

Form 8-K filed on February 2, 2010, reporting the promotion of Jeffrey J. Reynolds to Executive Vice President of Operations for the Company.

Form 8-K filed on March 30, 2010, related to the Company’s fiscal year ended January 31, 2010 earnings press release and the payment of bonuses to certain named executive officers.

Form 8-K filed on April 23, 2010, related to the goals for certain named executive officers to qualify for a bonus in fiscal 2011.

* * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE:	June 2, 2010	/s/ A.B. Schmitt
A.B. Schmitt, President
and Chief Executive Officer

DATE:	June 2, 2010	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer