Form 10-Q
period 2010-07-31
LAYNE CHRISTENSEN CO
filed 2010-09-02
CIK 888504

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Yes ☐ No ☑
     There were 19,505,383 shares of common stock, $.01 par value per share, outstanding on August 31, 2010.

PART I

Item 1.	Financial Statements
LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

	July 31,	January 31,
	2010	2010
	(unaudited)	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$49,184	$84,450
Customer receivables, less allowance of $8,481 and $7,425, respectively	144,241	106,056
Costs and estimated earnings in excess of billings on uncompleted contracts	83,123	83,712
Inventories	25,572	25,637
Deferred income taxes	19,337	18,324
Income taxes receivable	1,638	3,761
Restricted deposits-current	1,113	1,415
Other	9,361	6,996

Total current assets	333,569	330,351

Property and equipment:
Land	11,982	12,056
Buildings	34,924	34,539
Machinery and equipment	400,175	378,868
Gas transportation facilities and equipment	40,795	40,748
Oil and gas properties	96,091	95,252
Mineral interests in oil and gas properties	22,193	21,939

	606,160	583,402
Less — Accumulated depreciation and depletion	(369,969)	(350,630)

Net property and equipment	236,191	232,772

Other assets:
Investment in affiliates	61,947	44,073
Goodwill	93,758	92,532
Other intangible assets, net	26,180	19,649
Restricted deposits-long term	3,704	3,151
Other	8,789	8,427

Total other assets	194,378	167,832

	$764,138	$730,955

See Notes to Consolidated Financial Statements.
— Continued —

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — (Continued)
(in thousands, except per share data)

	July 31,	January 31,
	2010	2010
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$90,627	$87,818
Current maturities of long term debt	20,000	20,000
Accrued compensation	31,671	33,572
Accrued insurance expense	9,235	9,255
Other accrued expenses	20,812	16,779
Acquisition escrow obligation-current	1,113	1,415
Income taxes payable	8,380	4,219
Billings in excess of costs and estimated earnings on uncompleted contracts	46,100	37,644

Total current liabilities	227,938	210,702

Noncurrent and deferred liabilities:
Long-term debt	6,667	6,667
Accrued insurance expense	11,638	10,759
Deferred income taxes	14,072	17,761
Acquisition escrow obligation-long term	3,704	3,151
Other	19,274	15,042

Total noncurrent and deferred liabilities	55,355	53,380

Common stock, par value $.01 per share, 30,000 shares authorized, 19,505 and 19,435 shares issued and outstanding, respectively	195	194
Capital in excess of par value	345,154	342,952
Retained earnings	142,739	129,718
Accumulated other comprehensive loss	(7,318)	(6,066)

Total Layne Christensen Company stockholders’ equity	480,770	466,798

Noncontrolling interest	75	75

Total equity	480,845	466,873

	$764,138	$730,955

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
	2010	2009	2010	2009
Revenues	$253,300	$217,227	$484,015	$421,419
Cost of revenues (exclusive of depreciation, depletion and amortization shown below)	(197,746)	(165,549)	(369,658)	(325,453)
Selling, general and administrative expenses	(31,698)	(30,304)	(65,213)	(62,004)
Depreciation, depletion and amortization	(12,131)	(14,278)	(26,256)	(28,611)
Impairment of oil and gas properties	—	(21,642)	—	(21,642)
Litigation settlement gains	—	—	—	3,161
Equity in earnings of affiliates	1,614	2,351	3,487	4,286
Interest expense	(517)	(812)	(1,043)	(1,622)
Other income (expense), net	189	(13)	76	(638)

Income (loss) before income taxes	13,011	(13,020)	25,408	(11,104)
Income tax benefit (expense)	(6,561)	4,380	(12,387)	3,460

Net income (loss) attributable to Layne Christensen Company	$6,450	$(8,640)	$13,021	$(7,644)

Basic income (loss) per share	$0.33	$(0.45)	$0.67	$(0.40)

Diluted income (loss) per share	$0.33	$(0.45)	$0.67	$(0.40)

Weighted average shares outstanding-basic	19,386	19,316	19,378	19,307
Dilutive stock options	136	—	148	—

Weighted average shares outstanding-diluted	19,522	19,316	19,526	19,307

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Total
Balance, January 31, 2009	19,382,976	$194	$337,528	$128,353	$(10,053)	$456,022	$75	$456,097
Comprehensive loss:
Net loss	—	—	—	(7,644)	—	(7,644)	—	(7,644)
Other comprehensive income:
Foreign currency translation adjustments, net of income tax expense of $680	—	—	—	—	1,803	1,803	—	1,803
Change in unrealized loss on foreign exchange contracts, net of income tax benefit of $372	—	—	—	—	581	581	—	581

Comprehensive loss						(5,260)		(5,260)

Issuance of unvested shares	12,771	—	—	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(5,217)	—	(109)	—	—	(109)	—	(109)
Issuance of stock upon exercise of options	7,741	—	32	—	—	32	—	32
Income tax benefit on exercise of options	—	—	46	—	—	46	—	46
Income tax deficiency upon vesting of restricted shares	—	—	(177)	—	—	(177)	—	(177)
Share-based compensation	—	—	3,753	—	—	3,753	—	3,753
Issuance of stock upon acquisition of business	12,677	—	280	—	—	280	—	280

Balance, July 31, 2009	19,410,948	$194	$341,353	$120,709	$(7,669)	$454,587	$75	$454,662

Balance, January 31, 2010	19,435,209	$194	$342,952	$129,718	$(6,066)	$466,798	$75	$466,873
Comprehensive income:
Net income	—	—	—	13,021	—	13,021	—	13,021
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit of $315	—	—	—	—	(1,288)	(1,288)	—	(1,288)
Change in unrealized loss on foreign exchange contracts, net of income tax expense of $23	—	—	—	—	36	36	—	36

Comprehensive income						11,769		11,769

Issuance of unvested shares	58,709	1	(1)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(5,279)	—	(132)	—	—	(132)	—	(132)
Issuance of stock upon exercise of options	16,744	—	99	—	—	99	—	99
Income tax benefit on exercise of options	—	—	158	—	—	158	—	158
Income tax deficiency upon vesting of restricted shares	—	—	(112)	—	—	(112)	—	(112)
Share-based compensation	—	—	2,190	—	—	2,190	—	2,190

Balance, July 31, 2010	19,505,383	$195	$345,154	$142,739	$(7,318)	$480,770	$75	$480,845

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
(in thousands)

	Six Months
	Ended July 31,
	(unaudited)
	2010	2009
Cash flow from operating activities:
Net income (loss)	$13,021	$(7,644)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion and amortization	26,256	28,611
Deferred income taxes	(4,671)	(10,156)
Share-based compensation	2,190	3,753
Share-based compensation excess tax benefits	(158)	(46)
Equity in earnings of affiliates	(3,487)	(4,286)
Dividends received from affiliates	1,763	1,556
Gain from disposal of property and equipment	(409)	(7)
Impairment of oil and gas properties	—	21,642
Non-cash litigation settlement gain	—	(2,868)
Changes in current assets and liabilities, net of effects of acquisitions:
(Increase) decrease in customer receivables	(41,327)	3,176
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	2,261	(1,450)
(Increase) decrease in inventories	(1,434)	2,148
(Increase) decrease in other current assets	(2,036)	6,364
Increase (decrease) in accounts payable and accrued expenses	11,124	(16,776)
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	9,606	12,144
Other, net	(122)	(386)

Cash provided by operating activities	12,577	35,775

Cash flow from investing activities:
Additions to property and equipment	(29,036)	(19,188)
Additions to gas transportation facilities and equipment	(46)	(783)
Additions to oil and gas properties	(839)	(2,375)
Additions to mineral interests in oil and gas properties	(254)	(401)
Acquisition of business, net of cash acquired	(5,500)	(600)
Investment in foreign affiliate	(16,150)	—
Payment of cash purchase price adjustment on prior year acquisition	(226)	(1,349)
Proceeds from sale of business	4,800	—
Proceeds from disposal of property and equipment	970	277
Release of cash from restricted accounts	302	515
Distribution of restricted cash for prior year acquisitions	(302)	(515)

Cash used in investing activities	(46,281)	(24,419)

Cash flow from financing activities:
Repayments of long term debt	—	(13,333)
Issuance of common stock upon exercise of stock options	99	32
Excess tax benefit on exercise of share-based instruments	158	46
Purchases and retirement of treasury stock	(132)	(109)

Cash provided by (used in) financing activities	125	(13,364)

Effects of exchange rate changes on cash	(1,687)	(318)

Net decrease in cash and cash equivalents	(35,266)	(2,326)
Cash and cash equivalents at beginning of period	84,450	67,165

Cash and cash equivalents at end of period	$49,184	$64,839

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
Revenue Recognition — Revenues are recognized on large, long-term construction contracts using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contracts for the Company’s mineral exploration drilling services are billable based on the quantity of drilling performed and revenues for these drilling contracts are recognized on the basis of actual footage or meterage drilled. Revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.
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
Oil and Gas Properties and Mineral Interests — The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Depletion expense was $3,717,000 and $7,148,000 for the six months ended July 31, 2010 and 2009, respectively.
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
Restricted Deposits — Restricted deposits consist of escrow funds associated with various acquisitions as described in Note 2 of the Notes to Consolidated Financial Statements.
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
As of July 31 and January 31, 2010, the total amount of unrecognized tax benefits recorded was $10,007,000 and $9,312,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of July 31 and January 31, 2010, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $4,334,000 and $3,686,000, respectively.
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
Derivatives — The Company follows current accounting guidance which requires derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company accounts for its unrealized hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, are recorded in accumulated other comprehensive income in stockholders’ equity. Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in operations. In addition, the Company periodically enters into natural gas contracts to manage fluctuations in the price of natural gas. These contracts result in the Company physically delivering gas, and as a result, are exempt from fair value accounting under the normal purchases and sales exception. When in place, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The Company does not enter into derivative financial instruments for speculative or trading purposes.
Earnings per share — Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock and unvested restricted shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. Options to purchase 586,063 and 588,784 shares have been excluded from weighted average shares in the three and six months ending July 31, 2010, respectively, as their effect was antidilutive. A total of 100,873 and 110,109 nonvested shares have been excluded from weighted average shares in the three and six month ending July 31, 2010, respectively, as their effect was antidilutive. Options to purchase 1,050,645 shares and 79,836 nonvested shares were excluded from weighted average shares in both the three and six months ending July 31, 2009 as their effect was antidilutive.
Share-based compensation — The Company recognizes all share-based instruments in the financial statements and utilizes a fair-value measurement of the associated costs. The Company elected to adopt the original accounting standard using the Modified Prospective Method which required recognition of all unvested share-based instruments as of the effective date over the remaining term of the instrument. As of July 31, 2010, the Company had unrecognized compensation expense of $3,082,000 to be recognized over a weighted average period of 1.48 years. The Company determines the fair value of share-based compensation granted in the form of stock options using the Black-Scholes model.

Supplemental Cash Flow Information — The amounts paid for income taxes and interest are as follows (in thousands):

	Six Months
	Ended July 31,
	2010	2009
Income taxes	$8,722	$6,075
Interest	978	1,948
The Company had earnings on restricted deposits of $3,000 and $1,000 for the six months ended July 31, 2010 and 2009, respectively, which were treated as non-cash items as the earnings were restricted for the account of the escrow beneficiaries. For the six months ended July 31, 2009, the Company received land and buildings valued at $2,828,000 in a non-cash settlement of a legal dispute in Australia, and made a non-cash distribution of $280,000 of common stock for a prior year acquisition. See Note 2 for a discussion of acquisition activity.
During fiscal year 2009, the Company entered into financing obligations for software licenses amounting to $1,298,000, payable over three years. The associated assets are recorded as Other Intangible Assets in the balance sheet.
New Accounting Pronouncements — In January 2010, the FASB issued guidance amending Accounting Standards Codification (“ASC”) Topic 820 to require new disclosures concerning transfers into and out of Levels 1 and 2 of the fair value measurement hierarchy, and activity in Level 3 measurements. In addition, the guidance clarifies certain existing disclosure requirements regarding the level of disaggregation and inputs and valuation techniques and makes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plans assets. The Company adopted this guidance as of February 1, 2010, which did not have a material impact on its financial position, results of operations or cash flows.
In December 2009, the FASB issued guidance amending the consolidation guidance applicable to variable interest entities. The amendments affect the overall consolidation analysis under ASC Topic 810, “Consolidation.” The Company adopted this guidance as of February 1, 2010, which did not have a material impact on its financial position, results of operations or cash flows.
2. Acquisitions
Fiscal Year 2011
On July 27, 2010, the Company acquired certain assets of Intevras Technologies, LLC (“Intevras”), a Texas based company focused on the treatment, filtration, handling and evaporative crystallization and disposal of industrial wastewaters.
The purchase price of $8,824,000 was comprised of cash of $5,500,000, $550,000 of which was placed in escrow to secure certain representations, warranties and idemnifications, and contingent consideration of $3,324,000.
In accordance with accounting guidance, acquisition related costs were recorded as an expense in the periods in which the costs were incurred. The purchase price has been allocated based on a preliminary assessment of the fair value of the assets acquired and the fair value of contingent consideration to be paid, determined based on the Company’s internal operational assessments and other analyses. Such amounts may be subject to revision as valuations of intangible assets are finalized. Revisions will be recorded by the Company as further adjustments to the purchase price allocation.
In addition to the cash purchase price, there is contingent consideration up to a maximum of $10,000,000 (the “Intevras Earnout Amount”), which is based on a percentage of revenues earned on Intevras products and fixed amounts per barrel of water treated by Intevras products during the 60 months following the acquisition. In accordance with accounting guidance the Company treated the Intevras Earnout Amount as contigent consideration and estimated the liability at fair value as of the acquistion date and included such consideration as a component of total purchase price as noted above. The potential undiscounted amount of all future payments that the Company could be required to make under the agreement is between $0 and $10,000,000. The fair value of the contingent consideration arrangement of $3,324,000 was estimated by applying a market approach. That measure is based on significant inputs that are not observable in the market, also referred to as Level 3 inputs. Key assumptions include a discount rate range of 0.3% to 1.82% and an estimated level of annual revenues of Intevras ranging from $8,000,000 to $27,000,000.

Based on the Company’s preliminary allocations of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the closing date:

(in thousands)

Property and equipment	$500
Goodwill	1,000
Other intangible assets	7,324

Total purchase price	$8,824

The intangible assets consist of patents valued on a preliminary basis at $7,324,000, and have a weighted-average life of 15 years. The $1,000,000 of aggregate goodwill was assigned to the water infrastructure segment and is expected to be deductible for tax purposes.
The results of operations of Intevras have been included in the Company’s consolidated statements of income commencing on the closing date. Pro forma amounts for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.
On July 15, 2010, the Company acquired 50% interest in Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). Diberil, with operations in Sao Paulo, Brazil, and Montevideo, Uruguay, is one of the largest providers of specialty foundation and specialized marine geotechnical services in South America. The Company will account for Diberil as an equity method investment (see Note 13).
In addition to the above acquisitions, the Company paid $226,000 as contingent earnout consideration on prior year acquisitions.
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

	Three Months Ended	Six Months Ended
(in thousands, except per share data)	July 31, 2009	July 31, 2009

Revenues	$242,379	$467,575
Net income attributable to Layne Christensen Company	(7,863)	(6,258)
Basic income per share	$(0.41)	$(0.32)
Diluted income per share	$(0.41)	$(0.32)
The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future.
In addition to the above acquisitions, the company paid $1,349,000 in cash and issued 12,677 shares of Layne common stock (valued at $280,000) as contingent earnout consideration on prior year acquisitions.
3. Goodwill and Other Intangible Assets
Goodwill and other intangible assets consist of the following (in thousands):

	July 31, 2010			January 31, 2010
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
	Amount	Amortization	years	Amount	Amortization	years
Goodwill	$93,758	$—		$92,532	$—

Amortizable intangible assets:
Tradenames	$18,962	$(3,491)	29	$18,962	$(3,086)	29
Customer-related	332	(332)	—	332	(332)	—
Patents	10,476	(849)	15	3,152	(755)	15
Non-competition agreements	464	(442)	2	464	(423)	2
Other	2,754	(1,694)	12	2,754	(1,419)	12

Total amortizable intangible assets	$32,988	$(6,808)		$25,664	$(6,015)

Amortizable intangible assets are being amortized over their estimated useful lives of two to 40 years with a weighted average amortization period of 23 years. Total amortization expense for other intangible assets was $394,000 and $386,000 for the three months ended July 31, 2010 and 2009, respectively, and $794,000 and $770,000 for the six months ended July 31, 2010 and 2009, respectively.

The carrying amount of goodwill attributed to each operating segment was as follows (in thousands):

		Water
	Energy	Infrastructure	Total
Balance February 1, 2010	$950	$91,582	$92,532
Additions	—	1,226	1,226

Balance, July 31, 2010	$950	$92,808	$93,758

4. Indebtedness
The Company maintains an agreement (“Master Shelf Agreement”) whereby it can issue an additional $50,000,000 in unsecured notes before September 15, 2012. On July 31, 2003, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05%, with annual principal payments of $13,333,000. Final payment on the Series A Senior Notes was made on August 2, 2010. The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and are due on September 29, 2011, with annual principal payments of $6,667,000.
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
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement, plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On July 31, 2010, there were letters of credit of $23,851,000 and no borrowings outstanding on the Credit Agreement resulting in available capacity of $176,149,000.
The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, leverage and minimum tangible net worth. The Company was in compliance with its covenants as of July 31, 2010.
Debt outstanding as of July 31, 2010, and January 31, 2010, whose carrying value approximates fair value, was as follows (in thousands):

	July 31,	January 31,
	2010	2010
Long-term debt:
Credit Agreement	$—	$—
Senior Notes	26,667	26,667

Total debt	26,667	26,667
Less current maturities	(20,000)	(20,000)

Total long-term debt	$6,667	$6,667

5. Derivatives
The Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of July 31, 2010, the Company held option contracts with an aggregate U.S. dollar notional value of $3,580,000 which are intended to hedge exposure to Australian dollar fluctuations over a period to January 31, 2011. As of July 31, 2010 and January 31, 2010, the fair values of outstanding derivatives were losses of $42,000 and $102,000, respectively, recorded in other accrued expenses on the consolidated balance sheets. The fair value of foreign currency contracts is estimated based on comparable quotes from brokers. The Company does not enter into foreign currency derivative financial instruments for speculative or trading purposes.

The Company’s energy division is exposed to fluctuations in the price of natural gas and enters into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production, if available at attractive prices. As of July 31, 2010 the Company held no such contracts.
Additionally, the Company has entered into physical delivery contracts in order to facilitate normal recurring sales with our natural gas purchasing counterparty. As of July 31, 2010, the Company had committed to deliver a total of 1,426,000 million British Thermal Units (“MMBtu”) of natural gas through October 2010. For 1,104,000 MMBtu the contract price resets monthly, on the first day of the month, based on a weighted average price of the trades reported during the last week of the previous month for gas deliveries in the current month. For 322,000 million MMBtu the contract price resets daily based on a weighted average price of the reported trades for deliveries on the following day.
6. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) for the six months ended July 31, 2010 and 2009 are as follows (in thousands):

			Unrealized	Accumulated
	Cumulative	Unrecognized	Loss on	Other
	Translation	Pension	Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2010	$(6,004)	$—	$(62)	$(6,066)
Period change	(1,288)	—	36	(1,252)

Balance, July 31, 2010	$(7,292)	$—	$(26)	$(7,318)

			Unrealized	Accumulated
	Cumulative	Unrecognized	Loss on	Other
	Translation	Pension	Exchange	Comprehensive
	Adjustment	Liability	Contracts	Loss
Balance, February 1, 2009	$(8,940)	$(1,017)	$(96)	$(10,053)
Period change	1,803	—	581	2,384

Balance, July 31, 2009	$(7,137)	$(1,017)	$485	$(7,669)

7. Impairment of Oil and Gas Properties
As of July 31, 2010, the Company evaluated its oil and gas reserves and recoverability of capitalized cost of the energy division. This determination was made according to SEC guidelines and used average gas prices for July 31, 2010, of $3.91 per Mcf, compared to a price of $3.24 per Mcf for the evaluation for January 31, 2010 and $2.89 per Mcf for July 31, 2009. Based on the reserve determination, no Ceiling Test impairment was required for the three or six months ended July 31, 2010. For the three months ended July 31, 2009, the Company recorded a non-cash Ceiling Test impairment charge of $21,642,000, or $13,039,000 after income tax, for the carrying value of the assets in excess of future net cash flows. If gas pricing falls, additional impairments could occur. As of July 31, 2010, the remaining net book value of assets subject to Ceiling Test impairment was $24,074,000.
8. Litigation Settlement Gains
In fiscal 2000, the Company initiated litigation against a former owner of a subsidiary and associated partners. The action stemmed from alleged competition in violation of non-competition agreements, and sought damages for lost profits and recovery of legal expenses. During the six months ended July 31, 2009, the Company entered into an agreement whereby it received certain land and buildings in settlement of these claims. The settlement was valued at $2,828,000, based on management’s estimate of the fair market value of the land and buildings received considering current market conditions and information provided by a third party appraisal.
In fiscal 2008, the Company initiated litigation against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it received certain payments over a period through September 2009. Payments were received during the six months ended July 31, 2009, of $333,000, net of contingent attorney fees. There were no litigation settlement gains recorded in the six months ended July 31, 2010.

9. Other Income (Expense)
Other income (expense) consisted of the following for the three and six months ended July 31, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Gain (loss) from disposal of property and equipment	$345	$(39)	$409	$7
Interest income	51	165	124	221
Currency exchange loss	(59)	(64)	(192)	(569)
Other	(148)	(75)	(265)	(297)

Total	$189	$(13)	$76	$(638)

10. Employee Benefit Plans
The Company sponsored a pension plan covering certain hourly employees not covered by union-sponsored, multi-employer plans. Benefits were computed based mainly on years of service. On January 29, 2010, the Company terminated the plan and distributed $10,054,000 to an annuity provider and fulfilled the remaining obligations for approximately $300,000 in cash. These distributions triggered a settlement and resulted in a recognized settlement loss of $4,980,000 in fiscal 2010. Net periodic pension cost for the three and six months ended July 31, 2009 was $100,000 and $200,000, respectively.
The Company provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. Net periodic pension cost of the supplemental retirement benefits for the three and six months ended July 31, 2010 and 2009 include the following components (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Service cost	$87	$73	$174	$146
Interest cost	43	44	86	88

Net periodic pension cost	$130	$117	$260	$234

11. Fair Value Measurements
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
Level 3 — Unobservable inputs reflecting the Company’s own assumptions and best estimate of what inputs market participants would use in pricing an asset or liability.
     The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value, which include restrictive deposits held in acquisition escrow accounts and foreign currency option contracts, are presented as of the periods ended July 31, 2010 and January 31, 2010 (in thousands):

	Carrying	Fair Value Measurements
	Value	Level 1	Level 2	Level 3
July 31, 2010
Financial Assets:
Restricted deposits held at fair value	$4,817	$4,817	$—	$—

Financial Liabilities:
Forward currency contracts	$(42)	$—	$(42)	$—

January 31, 2010
Financial Assets:
Restricted deposits held at fair value	$4,566	$4,566	$—	$—

Financial Liabilities:
Forward currency contracts	$(102)	$—	$(102)	$—

The Company had no Level 3 fair value measurements at July 31, 2010 or January 31, 2010.
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
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of July 31, 2010, there were an aggregate of 2,850,000 shares registered under the plans, 1,390,343 of which remain available to be granted under the plans. Of this amount, 250,000 shares may only be granted as stock in payment of bonuses, and 1,140,343 may be issued as stock or options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously issued only new shares and expects to continue to issue new shares in the future. For the six months ended July 31, 2010, the Company granted approximately 59,000 restricted shares which generally ratably vest over periods of one to four years from the grant date.
The Company recognized $2,190,000 and $3,753,000 of compensation cost for these share-based plans during the six months ended July 31, 2010 and 2009, respectively. Of these amounts, $559,000 and $739,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $854,000 and $1,464,000 for the six months ended July 31, 2010 and 2009, respectively.
A summary of nonvested share activity for the six months ended July 31, 2010, is as follows:

		Weighted	Aggregate
		Average	Intrinsic
	Number of	Grant Date	Value (in
	Shares	Fair Value	thousands)

Nonvested stock at January 31, 2010	79,336	$36.23

Granted	58,709	27.42
Vested	(27,936)	32.51

Nonvested stock at July 31, 2010	110,109	$32.48	$2,776

Significant option groups outstanding at July 31, 2010, related exercise price and remaining contractual term follows:

				Remaining
				Contractual
Grant	Options	Options	Exercise	Term
Date	Outstanding	Exercisable	Price	(Months)

6/04	20,000	20,000	$16.600	47
6/04	68,576	68,576	16.650	47
6/05	10,000	10,000	17.540	59
9/05	140,332	140,332	23.050	62
1/06	191,481	191,481	27.870	66
6/06	10,000	10,000	29.290	71
6/06	70,000	70,000	29.290	71
6/07	65,625	48,125	42.260	83
7/07	33,000	24,750	42.760	84
9/07	3,000	1,500	55.480	86
2/08	74,524	49,675	35.710	90
1/09	6,000	6,000	24.100	101
2/09	201,311	67,102	15.780	102
2/09	4,580	4,580	15.780	102
6/09	108,582	36,190	21.990	106
6/09	2,472	2,472	21.990	106
2/10	85,290	—	27.790	114
2/10	2,721	2,721	25.440	114

	1,097,494	753,504

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $16.08 and $9.92 for the six months ended July 31, 2010 and 2009, respectively. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. Transactions for stock options for the six months ended July 31, 2010, were as follows:

	Stock Options
			Weighted
			Average
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual Term	Value
	Shares	Exercise Price	(years)	(in thousands)
Stock Option Activity Summary:
Outstanding at February 1, 2010	1,026,227	$24.856	7.02	$3,840
Granted	88,011	27.717		—
Exercised	(16,744)	5.813		373
Canceled	—			—
Forfeited	—			—
Expired	—			—

Outstanding at July 31, 2010	1,097,494	$25.376	6.86	3,445

Shares Exercisable	753,504	$26.154	6.04	$1,947

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.
13. Investment in Affiliates
The Company’s investments in affiliates are carried at the fair value of the investment consideration paid, adjusted for the Company’s equity in undistributed earnings or losses from the investment date and dividends declared by the investee.
On July 15, 2010, the Company acquired a 50% interest in Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). Diberil, with operations in Sao Paulo, Brazil, and Montevideo, Uruguay, is one of the largest providers of specialty foundation and marine geotechnical services in South America. The interest was acquired for a total cash consideration of $14,900,000, of which $10,100,000 was paid to Diberil shareholders and $4,800,000 was paid to Diberil to purchase newly issued Diberil stock. Concurrent with the investment, Diberil purchased Layne GeoBrazil, an equipment leasing company in Brazil wholly owned by the Company, for a cash payment of $4,800,000. Subsequent to the acquisition, the Company invested an additional $1,250,000 in Diberil as its proportionate share of a capital contribution.
The Company’s other affiliates are generally engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies.
A summary of affiliates and percentages owned are as follows as of July 31, 2010:

Percentage
Owned
Christensen Chile, S.A. (Chile)	50.00%
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Boyles Bros. Diamantina, S.A. (Peru)	29.49
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boytec, S.A. (Panama)	50.00
Plantel Industrial S.A. (Chile)	50.00
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)	50.00
Geoductos Chile, S.A. (Chile)	50.00
Mining Drilling Fluids (Panama)	25.00
Diamantina Christensen Trading (Panama)	42.69
Boyles Bros. do Brasil Ltd. (Brazil)	40.00
Boytec, S.A. (Columbia)	50.00
Centro Internacional de Formacion S.A. (Chile)	50.00
Geoestrella S.A.(Chile)	25.00
Diberil Sociedad Anónima (Uruguay)	50.00
Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates was as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues	$70,592	$54,105	$135,515	$105,540
Income before income taxes	11,429	10,472	22,717	20,499
Operating income	5,875	6,407	11,962	12,391
Net income	4,176	4,838	8,696	8,574
14. Operating Segments
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
Financial information (in thousands) for the Company’s operating segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel) and board of directors.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues
Water infrastructure	$193,990	$174,141	$366,895	$342,228
Mineral exploration	50,785	30,257	96,663	55,051
Energy	5,843	11,988	15,392	22,309
Other	2,682	841	5,065	1,831

Total revenues	$253,300	$217,227	$484,015	$421,419

Equity in earnings of affiliates Mineral exploration	$1,614	$2,351	$3,487	$4,286

Income (loss) before income taxes
Water infrastructure	$10,285	$8,253	$18,925	$12,780
Mineral exploration	8,956	3,543	17,543	5,310
Energy	480	(17,473)	2,997	(14,885)
Other	544	(11)	792	137
Unallocated corporate expenses	(6,737)	(6,520)	(13,806)	(12,824)
Interest expense	(517)	(812)	(1,043)	(1,622)

Total income (loss) before income taxes	$13,011	$(13,020)	$25,408	$(11,104)

Geographic Information
Revenue
United States	$210,548	$190,863	$402,752	$373,269
Africa/Australia	19,860	14,141	38,306	24,516
Mexico	12,909	5,988	23,564	10,996
Other foreign	9,983	6,235	19,393	12,638

Total revenues	$253,300	$217,227	$484,015	$421,419

15. Contingencies
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

					Period-to-Period
	Three Months		Six Months		Change
	Ended July 31,		Ended July 31,		Three	Six
	2010	2009	2010	2009	Months	Months
Revenues:
Water infrastructure	76.6%	80.2%	75.8%	81.2%	11.4%	7.2%
Mineral exploration	20.0	13.9	20.0	13.1	67.8	75.6
Energy	2.3	5.5	3.2	5.3	(51.3)	(31.0)
Other	1.1	0.4	1.0	0.4	218.9	176.6

Total net revenues	100.0%	100.0%	100.0%	100.0%	16.6	14.9

Cost of revenues	(78.1)%	(76.2)%	(76.4)%	(77.2)%	19.4	13.6
Selling, general and administrative expenses	(12.5)	(13.9)	(13.5)	(14.7)	4.6	5.2
Depreciation, depletion and amortization	(4.8)	(6.6)	(5.4)	(6.8)	(15.0)	(8.2)
Impairment of oil and gas properties	—	(10.0)	—	(5.1)	(100.0)	(100.0)
Litigation settlement gains	—	—	—	0.8	—	(100.0)
Equity in earnings of affiliates	0.6	1.1	0.7	1.0	(31.3)	(18.6)
Interest expense	(0.2)	(0.4)	(0.2)	(0.4)	(36.3)	(35.7)
Other, net	0.1	—	—	(0.2)	*	*

Income (loss) before income taxes	5.1	(6.0)	5.2	(2.6)	(199.9)	(328.8)
Income tax benefit (expense)	(2.6)	2.0	(2.6)	0.8	(249.8)	(458.0)

Net income (loss)	2.5%	(4.0)%	2.6%	(1.8)%	(174.7)	(270.3)

*	not meaningful
Revenues, equity in earnings of affiliates and income (loss) before income taxes pertaining to the Company’s operating segments are presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer and general counsel), and board of directors. Operating segment revenues and income (loss) before income taxes are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues
Water infrastructure	$193,990	$174,141	$366,895	$342,228
Mineral exploration	50,785	30,257	96,663	55,051
Energy	5,843	11,988	15,392	22,309
Other	2,682	841	5,065	1,831

Total revenues	$253,300	$217,227	$484,015	$421,419

Equity in earnings of affiliates
Mineral exploration	$1,614	$2,351	$3,487	$4,286

Income (loss) before income taxes
Water infrastructure	$10,285	$8,253	$18,925	$12,780
Mineral exploration	8,956	3,543	17,543	5,310
Energy	480	(17,473)	2,997	(14,885)
Other	544	(11)	792	137
Unallocated corporate expenses	(6,737)	(6,520)	(13,806)	(12,824)
Interest expense	(517)	(812)	(1,043)	(1,622)

Total income (loss) before income taxes	$13,011	$(13,020)	$25,408	$(11,104)

Revenues increased $36,073,000, or 16.6% to $253,300,000, for the three months ended July 31, 2010, and $62,596,000, or 14.9%, to $484,015,000 for the six months ended July 31, 2010, as compared to the same periods last year. A further discussion of results of operations by division is presented below.
Cost of revenues increased $32,197,000, or 19.4% to $197,746,000 (78.1% of revenues) and $44,205,000, or 13.6% to $369,658,000 (76.4% of revenues) for the three and six months ended July 31, 2010, compared to $165,549,000 (76.2% of revenues) and $325,453,000 (77.2% of revenues) for the same periods last year. The increase as a percentage of revenues for the three months was primarily focused in the energy division as a result of nearly flat production costs combined with lower revenues due to the expiration of favorably priced forward sales contracts in the first quarter of fiscal 2011. The decrease as a percentage of revenues for the six months was focused in both the mineral exploration division as a result of increasing activity as well as the water infrastructure division as the result of higher profit margins during the first three months of the fiscal year on geoconstruction and specialty drilling work.
Selling, general and administrative expenses were $31,698,000 and $65,213,000 for the three and six months ended July 31, 2010, compared to $30,304,000 and $62,004,000 for the same periods last year. The increases were primarily the result of increased compensation expenses of $1,874,000 and $4,182,000 due to higher earnings and $1,108,000 and $2,530,000 in added expenses from acquired operations for the three and six months, respectively, offset by reduction in various other expense categories.
Depreciation, depletion and amortization were $12,131,000 and $26,256,000 for the three and six months ended July 31, 2010, compared to $14,278,000 and $28,611,000 for the same periods last year. The decreases were primarily due to lower depletion in the energy division as a result of updated estimates of economically recoverable gas reserves.
The Company recorded a non-cash Ceiling Test impairment of oil and gas properties of $21,642,000 for the three months ended July 31, 2009, primarily as a result of a significant continued decline in natural gas prices and the expiration of higher priced forward sales contracts. There were no impairments recorded for the six months ending July 31, 2010.
During the six months ended July 31, 2009, the Company received litigation settlements valued at $3,161,000. The settlements included receipt of land and buildings valued at $2,828,000, and cash receipts of $333,000, net of contingent attorney fees. There were no litigation settlement gains in the six months ended July 31, 2010.
Equity in earnings of affiliates was $1,614,000 and $3,487,000 for the three and six months ended July 31, 2010, compared to $2,351,000 and $4,286,000 for the same periods last year. The decreased earnings are primarily a result of a customer-driven project delay at a large South American mine site.
Interest expense decreased to $517,000 and $1,043,000 for the three and six months ended July 31, 2010, compared to $812,000 and $1,622,000 for the same periods last year. The decreases were a result of scheduled debt reductions.
Income tax expenses of $6,561,000 (an effective rate of 50.4%) and $12,387,000 (an effective rate of 48.8%) were recorded for the three and six months ended July 31, 2010, respectively, compared to income tax benefits of $4,380,000 (an effective rate of 33.6%) and $3,460,000 (an effective rate of 31.2%) for the same periods last year, including an $8,603,000 benefit related to the non-cash impairment charge of proved oil and gas properties recorded as a discrete item in the three months ended July 31, 2009. Excluding the impairment and related tax benefit, the Company would have recorded income tax expense of $4,223,000 (an effective rate of 49.0%) and $5,143,000 (an effective rate of 48.8%) for the three and six months ended July 31, 2009. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.
Water Infrastructure Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009
Revenues	$193,990	$174,141	$366,895	$342,228
Income before income taxes	10,285	8,253	18,925	12,780
Water infrastructure revenues increased 11.4% to $193,990,000 and 7.2% to $366,895,000 for the three and six months ended July 31, 2010, respectively, compared to $174,141,000 and $342,228,000 for the same periods last year. The increases were primarily attributable to additional revenues from acquired operations and specialty drilling projects including work in Afghanistan. The increases were partially offset by a reduction in revenue from a large utility contract in Colorado that was substantially completed last year.
Income before income taxes for the water infrastructure division increased 24.6% to $10,285,000 and 48.1% to $18,925,000 for the three and six months ended July 31, 2010, respectively, compared to $8,253,000 and $12,780,000 for the same periods last year. The increases in income before income taxes were primarily from the New Orleans geoconstruction and Afghanistan projects.
The backlog in the water infrastructure division was $526,972,000 as of July 31, 2010, compared to $553,034,000 as of April 30, 2010, and $453,384,000 as of July 31, 2009.
Mineral Exploration Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009

Revenues	$50,785	$30,257	$96,663	$55,051
Income before income taxes	8,956	3,543	17,543	5,310
Mineral exploration revenues increased 67.8% to $50,785,000 and 75.6% to $96,663,000 for the three and six months ended July 31, 2010, respectively, compared to $30,257,000 and $55,051,000 for the same periods last year. The increased activity levels which began in the fourth quarter of last year continued across most locations with the largest increases in Africa and Mexico.
Income before income taxes for the mineral exploration division increased 152.8% to $8,956,000 and 230.4% to $17,543,000 for the three and six months ended July 31, 2010, respectively, compared to $3,543,000 and $5,310,000 for the same periods last year. The increases were primarily attributable to stronger earnings in Africa, Mexico and the western U.S. During the six month period in the prior year, the Company had two unusual items, receipt of a litigation settlement in Australia of $2,828,000 and increased non-income tax expense of $2,244,000 due to a reassessment of the recoverability of value added taxes and accruals for certain other non-income tax expenses in certain foreign jurisdictions.
Energy Division
(in thousands)

	Three months ended		Six months ended
	July 31,		July 31,
	2010	2009	2010	2009

Revenues	$5,843	$11,988	$15,392	$22,309
Income (loss) before income taxes	480	(17,473)	2,997	(14,885)
Energy revenues decreased 51.3% to $5,843,000 and 31.0% to $15,392,000 for the three and six months ended July 31, 2010, respectively, compared to revenues of $11,988,000 and $22,309,000 for the same periods last year. The decreases were primarily attributable to the expiration of favorably priced forward sales contracts.
For the three months ended July 31, 2009, the Company recorded a non-cash Ceiling Test impairment charge of $21,642,000, or $13,039,000 after income tax, for the carrying value of the assets in excess of future net cash flows.
Excluding the non-cash impairment charge, income before income taxes for the energy division decreased to $480,000 and $2,997,000 for the three and six months ended July 31, 2010, respectively, compared to $4,169,000 and $6,757,000 for the same periods last year. The decreases in income before income taxes were due to the impact on revenues from the expiration of forward sales contracts as noted above, partially offset by lower depletion.
For the three and six months ended July 31, 2010, net gas production was 1,143 Mmcf and 2,285 Mmcf, compared to 1,151 Mmcf and 2,359 Mmcf for the same periods last year. The average net sales price on production for the three and six months ended July 31, 2010, was $4.12 and $5.67 per Mcf, respectively, compared to $8.85 and $8.08 per Mcf for the same periods last year. The net sales price excludes revenues generated from third party gas.

Other

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009

Revenue	$2,682	$841	$5,065	$1,831
Income (loss) before income tax	544	(11)	792	137
Other revenues increased primarily as a result of machining and fabrication operations.
Unallocated Corporate Expenses
Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $6,737,000 and $13,806,000 for the three and six months ended July 31, 2010, compared to $6,520,000 and $12,824,000 for the same periods last year. The increases were primarily due to increased incentive compensation based on increased earnings and increased professional fees, partially offset by decreased compensation costs on share-based plans.
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
The Company maintains an agreement (the “Master Shelf Agreement”) under which it may issue unsecured notes. Under the Master Shelf Agreement, the Company has an additional $50,000,000 of unsecured notes available to be issued before September 15, 2012. At July 31, 2010, the Company has $26,667,000 in notes outstanding under the Master Shelf Agreement.
The Company maintains an unsecured $200,000,000 revolving credit facility (the “Credit Agreement”) which extends to November 15, 2011. At July 31, 2010, the Company had letters of credit of $23,851,000 and no borrowings outstanding under the Credit Agreement resulting in available capacity of $176,149,000.
The Company’s Master Shelf Agreement and Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are fixed charge coverage ratio, maximum leverage ratio and minimum tangible net worth. Covenant levels and definitions are consistent between the two agreements. The Company was in compliance with its covenants as of July 31, 2010, and expects to be in compliance in fiscal 2011.
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

As of July 31, 2010 and 2009, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
(in thousands, except for ratio data)	July 31,2010	July 31,2010	July 31,2009	July 31,2009

Minimum fixed charge coverage ratio	3.71	1.50	2.57	1.50
Maximum leverage ratio	0.37	3.00	0.42	3.00
Minimum tangible net worth	$350,020	$302,875	$337,303	$291,269
The Company’s working capital as of July 31, 2010, and July 31, 2009, was $105,631,000 and $122,012,000, respectively. The Company’s cash and cash equivalents as of July 31, 2010, were $49,184,000, compared to $84,450,000 as of January 31, 2010 and $64,839,000 as of July 31, 2009. The decreased amount of cash and cash equivalents as of July 31, 2010 is primarily due to cash spent on acquisitions and other investing activities as described below. During the upcoming quarter ending October 31, 2010, the Company will make payments on existing Senior Notes totaling $20,000,000. The Company also intends to continue to evaluate acquisition opportunities to enhance our existing service offerings and to expand our geographic market. The Company believes it will have sufficient cash from operations to access to credit facilities to meet its operating cash requirements, make required debt payments and fund its capital expenditures. Funding for potential acquisitions will be evaluated based on the particular facts and circumstances of the opportunity.
Operating Activities
Cash provided by operating activities was $12,577,000 for the six months ended July 31, 2010 as compared to $35,775,000 for the same period last year. The change was primarily attributed to additional working capital needs due to increased business volume.
Investing Activities
The Company’s capital expenditures, net of disposals, of $29,205,000 for the six months ended July 31, 2010, were split between $28,066,000 to maintain and upgrade its equipment and facilities and $1,139,000 toward the Company’s expansion into unconventional gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects. This compares to equipment spending of $18,911,000 and gas exploration and production spending of $3,559,000 in the same period last year. Over the course of fiscal 2011, we expect equipment and facilities spending to be at or near last year’s level, however unless gas pricing improves, we expect to hold gas exploration and production spending below last year’s level.
For the six months ended July 31, 2010, the Company invested $21,650,000 for acquired businesses, $16,150,000 of which was to acquire a 50% interest in Diberil Sociedad Anónima (see Note 13), $5,500,000 for Intevras Technologies, LLC, and $226,000 for prior acquisitions (see Note 2). These investments were offset in part by the sale of Layne GeoBrazil, a wholly owned subsidiary, for a cash payment of $4,800,000 (see Note 13). This compares to acquisition related spending of $1,949,000 in the same period last year.
Financing Activities
For the six months ended July 31, 2010, the Company had no incremental borrowings under its credit facilities. The Company will make scheduled principal payments on the Senior Notes of $13,333,000 in August 2010, and $6,667,000 in September 2010.

The Company’s contractual obligations and commercial commitments as of July 31, 2010, are summarized as follows (in thousands):

		Payments/Expiration by Period
		Less than			More than
	Total	1 year	1-3 years	4-5 years	5 years

Contractual obligations and other commercial commitments
Senior Notes	$26,667	$20,000	$6,667	$—	$—
Credit Agreement	—	—	—	—	—
Interest payments	1,261	1,081	180	—	—
Software financing obligations	403	403	—	—	—
Operating leases	27,297	11,732	12,782	2,764	19
Mineral interest obligations	352	44	174	89	45
Income tax uncertainties	2,494	2,494	—	—	—

Total contractual obligations	58,474	35,754	19,803	2,853	64

Standby letters of credit	23,851	23,851	—	—	—
Asset retirement obligations	1,545	—	—	—	1,545

Total contractual obligations and commercial commitments	$83,870	$59,605	$19,803	$2,853	$1,609

The Company expects to meet its contractual cash obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Senior Notes at fixed interest rates of 6.05% and 5.40%. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio (See Note 4 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances and interest rates as of July 31, 2010.
The Company has income tax uncertainties of $11,085,000 at July 31, 2010, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolutions of these items is uncertain, and accordingly the amounts have not been included in the table above.
The Company incurs additional obligations in the ordinary course of operations. These obligations, including but not limited to income tax payments and pension fundings, are expected to be met in the normal course of operations.
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
Revenue Recognition — Revenues are recognized on large, long-term construction contracts using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements may result in revisions to costs and income and are recognized in the period in which the revisions are determined. Contracts for the Company’s mineral exploration drilling services are billable based on the quantity of drilling performed and revenues for these drilling contracts are recognized on the basis of actual footage or meterage drilled. Revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.
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
The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If our net book value of oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off. Beginning with our fiscal 2010, application of the Ceiling Test requires pricing future revenues at the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements such as fixed-price physical delivery forward sales contracts, when held. Application of the ceiling test requires a write-down for accounting purposes if the ceiling is exceeded. Considerations of the Ceiling Test prior to fiscal 2010 year end used the period end prices, as adjusted for contractual arrangements. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.
No Ceiling Test impairment was required in the period ended July 31, 2010, but we did record a Ceiling Test impairment in the second quarter of fiscal 2010. If gas pricing falls, additional impairments could occur. As of July 31, 2010, the net book value of assets subject to the Ceiling Test limitation was $24,074,000.
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
The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2010 Form 10-K and Note 4 of this Form 10-Q. As of July 31, 2010, an instantaneous change in interest rates of one percentage point would not change the Company’s annual interest expense, as we have no variable rate debt outstanding.
Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2010, Form 10-K and Notes 13 and 14 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of July 31, 2010, the Company held option contracts with an aggregate U.S. dollar notional value of $3,580,000 which are intended to hedge exposure to Australian dollar fluctuations over a period to January 31, 2011.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would not have significantly impacted income before income taxes for the six months ended July 31, 2010. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.
The Company is also exposed to fluctuations in the price of natural gas, which result from the sale of the energy division’s unconventional gas production. The price of natural gas is volatile and the Company enters into fixed-price physical contracts, if available at attractive prices, to cover a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. The Company generally intends to maintain contracts in place to cover 50% to 75% of its production, although at July 31, 2010, did not have any contracts in place. We estimate that a ten percent change in the price of natural gas would have impacted income before income taxes by approximately $146,000 for the six months ended July 31, 2010.
ITEM 4. Controls and Procedures
Based on an evaluation of disclosure controls and procedures for the period ended July 31, 2010, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
Based on an evaluation of internal controls over financial reporting conducted under the supervision and the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, for the period ended July 31, 2010, the Company concluded that its internal control over financial reporting is effective as of July 31, 2010. The Company has not made any significant changes in internal controls or in other factors that could significantly affect internal controls since such evaluation.

PART II
ITEM 1 — Legal Proceedings
     NONE
ITEM 2 — Changes in Securities
     NOT APPLICABLE
ITEM 3 — Defaults Upon Senior Securities
     NOT APPLICABLE
ITEM 4 — Removed and Reserved
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
Form 8-K filed on June 2, 2010, related to the Company’s earnings press release for the three months ended April 30, 2010.
Form 8-K filed on June 7, 2010, reporting the results of the proposals voted on by the Company’s stockholders at its annual meeting of stockholders held on June 3, 2010.

* * * * * * * * * *
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)
DATE: September 2, 2010	/s/ A.B. Schmitt
A.B. Schmitt, President
and Chief Executive Officer

DATE: September 2, 2010	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer