Form 10-K
period 2011-01-31
LAYNE CHRISTENSEN CO
filed 2011-04-15
CIK 888504

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

 (Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2011

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
(Address of principal executive offices)                                (Zip Code)

Registrant’s telephone number, including area code: (913) 362-0510

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $.01 par value	NASDAQ Global Select Market
Preferred Share Purchase Rights	NASDAQ Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the 19,505,383 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2010, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Market on that date was $491,730,705.

At April 4, 2011, there were 19,568,720 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

LAYNE CHRISTENSEN COMPANY

Form 10-K

Management’s Discussion	27

Statement of Management Responsibility	41

Report of Independent Registered Public Accounting Firm	42

Consolidated Financial Statements	43

Stockholder Information	Inside Back Cover

PART I

Item 1. Business

General

Layne Christensen Company (“we,” “us” or the “Company”) provides drilling, water treatment and construction services and related products in two principal markets: water infrastructure and mineral exploration.  The Company also operates as a producer of unconventional natural gas, and to a lesser extent oil, for the energy market. We operate throughout North America, as well as Africa, Australia, Europe and Brazil. We also operate through our affiliates in South America. Layne Christensen’s customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies and agribusiness.

We maintain our executive offices at 1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205. Our telephone number is (913) 362-0510 and our website address is www.laynechristensen.com. Our periodic and current reports are available, free of charge, on our website as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

Our Businesses

We operate within three primary reporting segments – Water Infrastructure, Mineral Exploration and Energy.  The characteristics of each of these reporting segments are described below. We operate on a decentralized basis, with approximately 80 sales and operations offices located in most regions of the United States as well as in Africa, Australia, Canada, Mexico, Brazil and Italy.

 Since February 1, 2011, Jeffrey J. Reynolds has acted as chief operating officer, and in that capacity is responsible for all operations.  Operating presidents for Mineral Exploration, Energy and each reporting unit within Water Infrastructure report to Mr. Reynolds.  In addition, our foreign affiliates operate locations in South America and Mexico.  See Note 17 to the Consolidated Financial Statements for certain financial information, the operations and geographic spread of our segments and foreign operations.

Each of our service and product lines has major customers; however, no single customer accounted for 10% or more of the Company’s revenues in any of the past three fiscal years.  Generally, we negotiate our service contracts with industrial and mining companies and other private entities, while our service contracts with municipalities are generally awarded on a bid basis. Our contracts vary in length depending upon the size and scope of the project. The majority of such contracts are awarded on a fixed price basis, subject to change of circumstance and force majeure adjustments, while a smaller portion are awarded on a cost plus or time and materials basis. Substantially all of the contracts are cancelable for, among other reasons, the convenience of the customer.

Water Infrastructure

Operations

During fiscal 2011, we began to reorganize the management and structure of the Water Infrastructure Division. This culminated in a structure whereby beginning in fiscal 2012, the Water Infrastructure Division, will operate five reporting groups – Water Resources, Water Technologies, Inliner, Heavy Construction and Geoconstruction. Water Resources and Water Technologies formerly constituted the Water Resources group, and Inliner and Heavy Construction constituted the Reynolds group. An operating president heads each of these groups, and has managers reporting to them that are responsible for geographic regions or product lines within each group. Our primary marketing activities for our Water Infrastructure Division are through the division’s local business development managers and project managers who cultivate and maintain contacts with existing and potential customers. We also maintain a business development effort on a national basis which seeks opportunities with industrial customers. In this way, we learn of and are in a position to compete for proposed projects. In addition, water infrastructure personnel monitor industry publications for upcoming bid opportunities.

We are a leading provider of water and wastewater systems and water treatment facilities. We offer, on a bundled basis, a comprehensive range of design, construction and maintenance services for municipal, industrial and agricultural water and wastewater systems. We believe our Water Infrastructure Division is a market leader in the water well drilling industry and provides a full suite of water-related products and services.

The operating groups in the Water Infrastructure Division are described below.

Water Resources – We offer our customers every aspect of a water system, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. The Water Resources group provides services in most regions of the U.S.

Our target groundwater drilling market consists of high-volume water wells drilled principally for municipal, industrial and agricultural customers. These wells have more stringent design specifications and are typically deeper and larger in diameter than low-volume residential and agricultural wells. We have strong technical expertise, an in-depth knowledge of U.S. geology and hydrology, a well-maintained modern fleet of appropriately sized drilling equipment and a demonstrated ability to procure sizable performance bonds often required for water related projects.

Water supply development mainly requires the integration of hydrogeology and engineering with proven knowledge and application of drilling techniques. The drilling methods, size and type of equipment depend upon the depth of the wells and the geological formations encountered at the project site. We have extensive well archives in addition to technical personnel to determine geological conditions and aquifer characteristics. We provide feasibility studies using complex geophysical survey methods and have the expertise to analyze the survey results and define the source, depth and magnitude of an aquifer. We can estimate recharge rates, recommend well design features, plan well field design and develop water management plans. To conduct these services, we maintain a staff of professional employees, including geological engineers, geologists, hydro geologists and geophysicists. These attributes enable us to locate suitable water-bearing formations to meet a wide variety of customer requirements.

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

We believe we are a leader in the rehabilitation of wells and well equipment. Our involvement in the initial drilling of a well positions us to win follow-up rehabilitation business, which is generally a higher margin business than well drilling. Such rehabilitation is required periodically during the life of a well. For instance, in locations where the groundwater contains bacteria, iron, or high mineral content, screen openings may become blocked, reducing the capacity and productivity of the well.

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

We are engaged in helping to evaluate entire well fields and water systems to increase reliability and efficiency.  We have the proper combination of technical and service capabilities to bring practical solutions to our clients.

Our Water Resources group also offers environmental drilling services to assist in assessing, investigating, monitoring and characterizing water quality and aquifer parameters. The customers are typically national and regional consulting firms engaged by federal and state agencies, as well as industrial companies that need to assess, define or clean up groundwater contamination sources. We offer a wide range of environmental drilling services including: investigative drilling, installation and testing of monitoring wells to assist the customer in determining the extent of groundwater contamination, installation of recovery wells that extract contaminated groundwater for treatment, which is known as pump and treat remediation, and specialized site safety programs associated with drilling at contaminated sites. In our Health and Safety department, we employ a full-time staff qualified to prepare site specific health and safety plans for hazardous waste cleanup sites as required by the Occupational Safety and Health Administration (“OSHA”) and the Mine Safety and Health Administration (“MSHA”).

We offer specialized drilling services to industrial and mining customers who need dewatering and other construction related services.  We also drill deep injection wells for industrial (primarily power) and municipal clients that need to dispose of waste water associated with their treatment processes.

Water Technologies – Our Water Technologies group brings new technologies to the water and wastewater markets, whether through internal development, acquisition or strategic alliance. This group provides Layne’s water treatment equipment engineering services, and supports the Company’s historic municipal business, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds.

We project opportunities in water treatment to be strongest in the industrial sectors where the challenges are greatest and competitors are fewer.  One such industry is oil shale, where oil and gas reserves cannot be accessed without first planning for the handling of contaminant-laden flow-back and produced water.  Through internal research and development, acquisition and strategic alliances, we have established a comprehensive and portable filtration/evaporation system that provides a zero-liquid discharge solution, enabling industrial development of energy resources.

Other technologies include a micro-filtration disk filter designed to withstand industrial environments, and a hydro-phobic membrane for the removal of entrained air, trihalomethanes and radon.  We offer the only membrane bioreactor made from polytetrafluoroethylene (“PTFE”).  This product improves the biological wastewater treatment process, and is more robust than competing products.

Opportunities exist in the power industry where there is demand for mobile de-ionization and mobile reverse osmosis trailers. Target applications include treatment of feed water for boilers and re-use of cooling tower water.

Power plants using steam-driven turbines require silica-free de-ionized water to prevent scaling of the turbines, and the treatment systems that produce this deionization water require periodic re-charging.  We are equipped and staffed to provide high flow-rate, mobile de-ionization trailers that produce an adequate supply of high purity water that is silica and scale-free.  Rotating and recharging these systems is expected to provide a stable source of repeat business.

Layne’s mobile reverse osmosis and deionization trailers help power plants to provide uninterrupted service and to minimize maintenance. With pre-filtration, these high volume systems process 300-400 gallons per minute, enabling power plants to re-use water from cooling ponds as boiler feed. These systems can also be used in conjunction with other Layne technologies to pre-filter the reject stream for re-use or to discharge to atmosphere through evaporation/crystallization. Other industries benefiting from these mobile systems include chemical manufacturing, manufacturers of health and beauty products and food and beverage manufacturers.

Inliner – We provide a diverse range of wastewater pipeline and structure rehabilitation services to our clients.  We focus on our proprietary Inliner® cured-in-place pipe (“CIPP”) which allows us to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction.  The trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption.  We are somewhat unique in that the technology itself, the liner tube manufacturer and the largest installer of the CIPP technology are all housed within our family of companies.  This vertical integration and ISO quality certifications allow us to provide our clients with single-source accountability as well as added quality assurance and control when it comes to CIPP.  While we focus on those CIPP efforts, we also provide a wide variety of other rehabilitative methods including slip lining, excavation and replacement, U-Liner high density polyethylene fold and form and a variety of products for structure rebuilding and coating.  Our expertise, experience and customer-oriented contracting combined with our ability to provide a diverse line of products and services allows us to be a unique provider of rehabilitative services.

The geographic reach of our Inliner group was recently expanded through the acquisition in March 2011 of the Kansas and Colorado CIPP operations of Wildcat Civil Services, a sewer rehabilitation contractor. This acquisition will further our expansion westward.

Heavy Construction – We are well-positioned to serve the needs of our municipal and industrial customers by providing the design and construction of both water and wastewater treatment plants, as well as pipeline installation. Continued population growth in water-challenged regions and more stringent regulatory requirements lead to increasing needs to conserve water resources and control contaminants and impurities. We can provide both the design and construction of integrated water and wastewater treatment facilities and the provision of filter media and membranes. These services can also be provided in connection with Ranney collector wells, surface water intakes, pumping stations and groundwater pump stations. We have also expanded into the design and construction of bio-gas facilities.

We have bolstered our capabilities and resources in Heavy Construction through the acquisition in fiscal 2010 and 2009 of W.L. Hailey & Company and Meadors Construction Co., Inc., respectively.  These acquisitions expanded our operations in the southeast and Florida.

Geoconstruction – We provide specialized geotechnical construction services to the heavy civil, industrial, and commercial construction markets that are focused primarily on soil stabilization and subterranean structural support during the construction of highways, dams/levees, tunnels, shafts, water lines, subways, marine facilities and other major underground civil construction projects. Soil stabilization services are used to modify weak and unstable soils and provide structural support and groundwater control for excavations. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, vibratory ground improvement and installation of ground anchors. We have expertise in selecting the appropriate ground modification and support techniques to be applied in highly variable geological conditions in addition to extensive experience in successful completion of complex and schedule-driven major underground construction projects.

In the Geoconstruction group, we acquired Bencor Corporation of America – Foundation Specialist (“Bencor”) in October 2010, and a 50% interest in Diberil Sociedad Anonima (“Diberil”) in July 2010.  Bencor is a leading contractor in foundation and underground engineering, and Diberil is one of the largest providers of specialty foundation and marine geotechnical services in South America.

Customers and Markets

In the Water Infrastructure Division, our customers are typically municipalities and local operations of industrial businesses. Of our Water Infrastructure revenues in fiscal 2011, approximately 75% were derived from municipalities and approximately 9% were derived from industrial customers while the balance was derived from other customer groups. The term “municipalities” includes local water districts, water utilities, cities, counties and other local governmental entities and agencies that have the responsibility to provide water supplies to residential and commercial users. In the drilling of new water wells, we target customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which we believe we have competitive advantages due to our drilling expertise and financial resources.

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

Well and pump rehabilitation demand depends on the age and application of the equipment, the quality of material and workmanship applied in the original well construction and changes in depth and quality of the groundwater. Rehabilitation work is often required on an emergency basis or within a relatively short period of time after a performance decline is recognized. Scheduling flexibility and a broad national footprint combined with technical expertise and equipment, are critical for a repair and maintenance service provider. Like the water well drilling market, the market for rehabilitation is highly fragmented. The demand for well and pump rehabilitation in the public market is highly influenced by municipal budgets.

Demand for specialty drilling services is driven by activity at sites operated by governmental agencies (Department of Energy, Department of Defense and the Corps of Engineers), as well as industrial and mining sites.  Additionally, the deep injection well market is driven by new regulations and the need to economically dispose of waste associated with municipal and industrial water treatment.

Demand for heavy construction continues to grow as municipalities, industry and agriculture compete for increasingly limited water resources. The combination of tightening regulations and water scarcity has resulted in increasingly sophisticated water consumers, and this in turn has created opportunities for the introduction of long-term sustainable methods and technologies such as aquifer recharge, water re-use, injection wells and zero-liquid discharge treatment systems.

As demographic shifts occur to more water-challenged areas and the number and allowable level of regulated contaminants and impurities becomes stricter, the demand for water recycling (re-use) and conservation services, as well as new specialized treatment media and filtration methods, is expected to remain strong.

Sewer rehabilitation demand is largely a function of deteriorating urban infrastructure compounded by population growth. Additionally, federal and state agencies are forcing municipalities and industry to address pollution resulting from infiltration of damaged or leaking lines.

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

Backlog

We track backlog only in our Water Infrastructure Division as we do not believe it has any significance for our other businesses. Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. Backlog is not necessarily a short term business indicator as there can be significant variability in the composition of the contracts and the timing of completion of the services. Our backlog for the Water Infrastructure Division was $585.2 million at January 31, 2011, compared to $554.2 million at January 31, 2010. Our backlog as of year-end is generally completed within the following 12 to 24 months.

Mineral Exploration

Operations

The president for the Mineral Exploration Division has an operations staff as well as country managers who are responsible for operations in each country in which we do business.  These managers are responsible for maintaining contact and relationships with large mining operations that perform work on a global basis, as well as junior mining operations that operate more regionally.

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

Together with our foreign affiliates, we are one of the three largest providers of drilling services for the global mineral exploration industry. Global mining companies hire us to extract samples from a site that the mining companies analyze for mineral content before investing heavily in development. Our drilling services require a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the underlying mineral deposit.

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

Customers and Markets

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

The mineral exploration market is dependent on financial and credit markets being readily available to fund drilling and mining programs. In addition, mining companies’ ability to seek cash for their operations through other avenues which traditionally have been available to them is dependent on market pricing trends for base and precious metals.

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

Competition

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

Energy

Operations

Although our energy business currently operates primarily in the Midwestern United States, our growth strategy is to build and expand a portfolio of diversified energy assets through exploration, acquisition, development, and production of both oil and natural gas.  In addition to operating extensive coalbed methane (“CBM”) reserves and associated gathering systems, we are developing shallow oil reservoirs in the Company’s core acreage holding.  Development of these oil reservoirs, deposited as channels within the coal interval, offers additional opportunities to grow production and reserves.

We have developed extensive expertise in the complex geology and engineering techniques needed to effectively develop multi-zone oil and gas wells in the Cherokee Basin of southeast Kansas.  As of January 31, 2011, we had approximately 244,000 gross acres under lease and 643 gross producing wells. Production from these wells increases more slowly than conventional natural gas wells and generally takes 18-24 months to reach full capacity. However, their life span is significantly longer than conventional natural gas wells. We estimate that the average life span of our current wells is approximately 10-20 years. Additionally, we continue to selectively lease acreage for purposes of expanding our development potential. We believe the increasing demand for cleaner-burning fuels and increasingly stringent regulatory limitations to ensure air quality will have a favorable impact on the price for such fuels. In addition, we are currently developing the oil potential in our acreage. Several conventional oil reservoirs have been found, and may be attractive water flood candidates.

Oil and gas prices are determined by a large, commoditized marketplace, and recent market conditions have substantially reduced gas prices.  When available at an economic rate, we use fixed-price physical delivery forward sales contracts to manage price fluctuation associated with our production of natural gas and achieve a more predictable cash flow. These derivative financial instruments limit our exposure to declines in prices, but also limit the benefits if prices increase. These instruments would not fully protect us from a decline in natural gas prices.

Energy and related oil and natural gas products are vital for economic growth worldwide.  According to the Energy Information Administration (“EIA”), consumption of abundant, clean-burning natural gas is likely to increase well into the 21st century.   We believe the outlook for energy assets is strong as developed countries recover from the recession and emerging countries strive to achieve higher standards of living.  The U.S. natural gas supply includes natural gas sourced from coalbeds, shale and tight sands. With improvements in drilling and completion technologies, the shale gas supply has increased dramatically over the last two years, particularly from  organic-rich  shales  in Appalachia, the mid-continent, and east and west Texas. These shales are thick and widespread, and represent a large resource base now being rapidly developed by horizontal drilling and extensive fracture stimulation.

We market our unconventional gas production to large energy pipeline companies and local industrial customers.

Competition

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

Business Strategy

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

Expand our bundled service capabilities and geographic platform and focus on industrial end-markets for water and wastewater treatment services

We expect to expand our presence in the water well drilling and development, pump installation, well rehabilitation and specialty drilling markets by executing our proven operating strategies that we believe have made us a leader in each of these fragmented markets. We believe the growth in these market sectors will be driven by bundling products and services and marketing these offerings to a focused group of users of treatment and distribution facilities. These include municipalities, investor-owned water utilities, industrial companies and developers. By offering these services on a bundled basis, we believe we can enable our customers to expedite the typical design-build project. This will allow them to achieve economies and efficiencies over traditional unbundled services, as well as expand our market share among our existing customer base.

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

We believe our position as a provider of water and wastewater treatment services for the municipal end-market enhances our ability to provide complementary services to industrial end-markets. We intend to market our water infrastructure service offerings aggressively to customers in the power generation, pharmaceuticals, food and beverage and other key industrial segments. These end-markets represent large, growing and profitable opportunities that allow us to leverage our existing municipal expertise. Increased water management systems, including boiler water treatment and scrubber wastewater treatment, will be essential to support growth in generating capacity. We expect to leverage our nationwide presence and brand recognition in water infrastructure in marketing our services to these customers.

We continue to expand our specialty drilling services to industrial, mining and public entities.  We are striving to provide “best in class” service in all segments of the specialty drilling market including deep injection wells.

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

Seasonality

Our domestic drilling and construction activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to project sites. Additionally, our international mineral exploration customers tend to slow drilling activities surrounding the Christmas and New Year holidays. As a result, our revenues and earnings in the first and fourth quarters tend to be less than revenues and earnings in the second and third quarters.

Regulation

General

As an international corporation operating multiple businesses in many parts of the world, we are subject to a number of complex federal, state, local and foreign laws. Each of our divisions is subject to various laws and regulations relating to the protection of the environment and worker health and safety.  In addition, each division is subject to its own unique set of laws and regulations imposed by federal, state, local and foreign laws relating to licensing, permitting, approval, reporting, bonding and insurance requirements.

Management believes that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on our method of operations than on other similar companies in the industries in which we operate. We have internal procedures and policies that management believes help to ensure that our operations are conducted in substantial regulatory compliance.

These laws are under constant review for amendment or expansion. Moreover, there is a possibility that new legislation or regulations may be adopted. Amended, expanded or new laws and regulations increasing the regulatory burden affecting the industries in which we operate can have a significant impact on our operations and may require us and/or our customers to change our operations significantly or incur substantial costs. Additional proposals and proceedings that might affect the industries in which we operate are pending before Congress, various federal and state regulatory agencies and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, many of the industries in which we operate have been heavily regulated. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations. See Part I, Item 1A—Risk Factors—Risks Relating to Our Business and Industry—The cost of complying with complex governmental regulations applicable to our business, sanctions resulting from non-compliance or reduced demand resulting from increased regulations could increase our operating costs and reduce our profit.

Environmental

Our operations are subject to stringent and complex federal, state, local and foreign environmental laws and regulations. These include, for example, (1) the federal Clean Air Act and comparable state and foreign laws and regulations that impose obligations related to air emissions, (2)  the federal Resource Conservation and Recovery Act and comparable state and foreign laws that regulate the management of waste from our facilities, (3) the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and comparable state and foreign laws that regulate the cleanup of hazardous substances that may have been released at properties owned or operated by us or our predecessors or locations where we or our predecessors sent waste for disposal, and (4) the federal Clean Water Act and the Safe Drinking Water Act and analogous state and foreign laws and regulations that impose detailed permit requirements and strict controls regarding water quality and the discharge of pollutants into waters of the United States and state and foreign waters.

Such regulations impose permit requirements, effluent standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of the Company's businesses.  Some environmental laws impose liability and cleanup responsibility for the release of hazardous substances regardless of fault, legality of original disposal or ownership of a disposal site.  Any changes in the laws and regulations governing environmental protection, land use and species protection may subject us to more stringent environmental control and mitigation standards.  In addition, these and other laws and regulations may affect many of our customers and influence their determination whether to engage in projects that utilize our products and services.

We have made and will continue to make expenditures in our efforts to comply with these requirements. Management does not believe that we have, to date, expended material amounts in connection with such activities or that compliance with these requirements will have a material adverse effect on our capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact on the industries in which we operate, to date, management does not believe they have affected us to any greater or lesser extent than other companies in these industries. Due to the size of our operations, significant new environmental regulation could have a disproportionate adverse effect on our operations. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders limiting or enjoining future operations or imposing additional compliance requirements or operational limitation on such operations. See Part I, Item 1A—Risk Factors—Risks Relating to Our Business and Industry—Our activities are subject to environmental regulation that could increase our operating costs or suspend our ability to operate our business.

Health & Safety

Our operations are also subject to various federal, state, local and foreign laws and regulations relating to worker health and safety, including those of the Occupational Safety and Health Administration and the Mine Safety and Health Administration, as well as their counterparts in foreign countries.  The operation and registration of our motor vehicles are subject to various regulations, including those promulgated by the United States Department of Transportation.

Permits and Licenses

Many states require regulatory mandated construction permits which typically specify that wells, water and sewer pipelines and other water related infrastructure projects be constructed in accordance with applicable statutes. Our water treatment business is also subject to legislation and municipal requirements that set forth discharge parameters, constrain water source availability and set quality and treatment standards. Various state, local and foreign laws require that water wells and monitoring wells be installed by licensed well drillers. Many of the jurisdictions in which we operate require construction contractors to be licensed.  We maintain well drilling and contractor’s licenses in those jurisdictions in which we operate and in which such licenses are required. In addition, we employ licensed engineers, geologists and other professionals necessary to the conduct of our business. In those circumstances in which we do not have a required professional license, we subcontract that portion of the work to a firm employing the necessary licensed professionals.  Our operations are also subject to various permitting and inspection requirements and building and electrical codes.  In the Mineral Exploration Division, drilling also frequently requires environmental permits, which are usually obtained by our customers.

Oil and Gas Regulation

Exploration for, and production and marketing of, oil and gas are extensively regulated at the federal, state and local levels by a number of federal, state and local governmental authorities under various laws and regulations governing a wide variety of matters.  In addition to environmental, health and safety, items subject to regulation include allowable rates of production, plugging of abandoned wells, transportation and prevention of waste. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both.

Federal, state and local regulations apply to our exploration and production activities and impose permitting, bonding and reporting requirements. Most states, and some counties and municipalities, in which we operate also regulate the location and method of drilling and casing of wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells; and/or notice to surface owners and other third parties. Some state laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while others rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and reduce our interest in the unitized properties. In addition, some state conservation laws establish maximum rates of production from oil and gas wells. These laws generally prohibit venting or flaring of gas and impose requirements regarding the ratability of production. Moreover, some states impose a production or severance tax on the production and sale of oil, gas and gas liquids within its jurisdiction.

The Cherokee Basin has been an active producing region for a number of years. Many of our properties had abandoned oil and conventional gas wells on them at the time the current lease was entered. A number of these wells remain unplugged or were improperly plugged by a prior landowner or operator. Many of the former operators of these wells have ceased operations and cannot be located or do not have the financial resources to plug these wells. Management believes that we are not responsible for plugging an abandoned well on our leases, unless we have used, attempted to use or invaded the abandoned well bore in our operations on the land or have otherwise agreed to assume responsibility for plugging the wells. While the Kansas Corporation Commission’s (“KCC”) current interpretation of Kansas law is consistent with our position, it could change in the future.

Our gathering pipeline operations are currently limited to the States of Kansas and Oklahoma. State regulation of gathering facilities generally includes various permitting, safety, environmental and, in some circumstances, nondiscriminatory take requirements, and complaint-based rate regulation. We are licensed as an operator of a natural gas gathering system with the KCC and are required to file periodic information reports with it. We are not required to be licensed as an operator or to file reports in Oklahoma with respect to our natural gas gathering pipeline.

On those portions of our gathering system that are open to third-party producers, the producers have the ability to file complaints challenging the gathering rates, terms of services and practices. We have contracts with all of the third-party producers for which we gather gas and are not aware of any complaints being filed. Our fees, terms and practices must be just, reasonable, not unjustly discriminatory and not unduly preferential. If the KCC or the Oklahoma Corporation Commission (“OCC”), as applicable, were to determine that the rates charged to a complainant did not meet this standard, the KCC or the OCC, as applicable, would have the ability to adjust our rates with respect to the wells subject to the complaint. We are not aware of any instance in which either the KCC or the OCC has made such a determination in the past.

The price at which we buy and sell natural gas currently is not subject to federal regulation or, for the most part, state regulation. Our sales of natural gas are affected by the availability, terms and cost of pipeline transportation, which is subject to extensive regulation by the Federal Energy Regulatory Commission and various state regulatory commissions.

Anti-corruption and Bribery

We are subject to the Foreign Corrupt Practices Act ("FCPA"), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, thus potentially exposing us to liability and potential penalties in multiple jurisdictions.  The anti-corruption provisions of the FCPA are enforced by the United States Department of Justice.  In addition, the Securities and Exchange Commission requires strict compliance with certain accounting and internal control standards set forth under the FCPA.  Failure to comply with the FCPA and other laws can expose the Company and/or individual employees to potentially severe criminal and civil penalties.  Such penalties may have a material adverse effect on our business, financial condition and results of operations.  As discussed under the Risk Factors section and Part I, Item 3—Legal Proceedings in this Form 10-K, the Audit Committee of the Board of Directors of the Company has retained outside counsel to conduct an internal investigation of certain transactions and payments in certain countries in Africa that potentially implicate the FCPA, including the books and records provisions.

Employees

At January 31, 2011, we had approximately 4,400 employees, approximately 350 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the U.S. We believe that our relationship with our employees is satisfactory. In all of our service lines, an important competitive factor is technical expertise. As a result, we emphasize the training and development of our personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. In addition, we emphasize strict adherence to all health and safety requirements and offer incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and good safety practices. Training includes an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight-hour updates. We have a safety department staff which allows us to offer such training in-house. This staff also prepares health and safety plans for specific sites and provides input and analysis for the health and safety plans prepared by others.

On average, our field supervisors and drillers have 19 and 14 years, respectively, of experience with us. Many of our professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. We believe that our size and reputation allow us to compete effectively for highly qualified professionals.

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

Levels of municipal spending particularly impact our Water Infrastructure Division.  For the fiscal year ended January 31, 2011, approximately 75% of this division’s revenue was derived from contracts with governmental entities or agencies, compared to 67% in 2010 and 68% in 2009. Reduced tax revenue in certain regions, or inability to access traditional sources of credit, may limit spending and new development by local municipalities, which in turn may adversely affect the demand for our services in these regions. Reductions in spending by municipalities or local governmental agencies could reduce demand for our services and reduce our revenue.

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

Demand for our mineral exploration services depends in significant part upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals, which often fluctuate widely in response to global supply and demand, among other factors. In addition, the price of gold is affected by numerous factors, including international economic trends, currency exchange fluctuations, expectations for inflation, speculative activities, consumption patterns, purchases and sales of gold bullion holdings by central banks and others, world production levels and political events. In addition to prevailing prices for minerals, mineral exploration activity is influenced by the following factors:

●	global and domestic economic considerations;

●	the economic feasibility of mineral exploration and production;

●	the discovery rate of new mineral reserves;

●	national and international political conditions; and

●	the ability of mining companies to access or generate sufficient funds to finance capital expenditures for their activities.

A material decrease in the rate of mineral exploration and development would reduce the revenue generated by our Mineral Exploration Division.

Because our businesses are seasonal, our results can fluctuate significantly, which could make it difficult to evaluate our business and could cause instability in the market price of our common stock.

We periodically have experienced fluctuations in our quarterly results arising from a number of factors, including the following:

●	the timing of the award and completion of contracts;

●	the recording of related revenue; and

●	unanticipated additional costs incurred on projects.

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

Our revenue on large water infrastructure contracts is recognized on a percentage-of-completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenue in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

As of January 31, 2011, our total indebtedness was $9.7 million, our total liabilities were $312.7 million and our total assets were $816.7 million. The terms of our credit agreements could have important consequences to stockholders, including the following:

●	our ability to obtain any necessary financing in the future for working capital, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

●	a portion of our cash flow must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business; and

●
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

Our earnings are significantly impacted by the results of our operations in foreign countries. Our foreign operations are subject to certain risks beyond our control, including the following:

●	political, social and economic instability;

●	war and civil disturbances;

●	the taking of property through nationalization or expropriation without fair compensation;

●	changes in government policies and regulations;

●	tariffs, taxes and other trade barriers; and

●	exchange controls and limitations on remittance of dividends or other payments to us by our foreign subsidiaries and affiliates.

We perform work at mining operations in countries which have experienced instability in the past, or may experience instability in the future. The mining industry is subject to regulation by governments around the world, including the regions in which we have operations, relating to matters such as environmental protection, controls and restrictions on production, and, potentially, nationalization, expropriation or cancellation of contract rights, as well as restrictions on conducting business in such countries. In addition, in our foreign operations we face operating difficulties, including political instability, workforce instability, harsh environmental conditions and remote locations. We do not maintain political risk insurance. Adverse events beyond our control in the areas of our foreign operations could reduce the revenue derived from our foreign operations to the extent that contractual provisions and bilateral agreements between countries may not be sufficient to guard our interests

Our operations in foreign countries expose us to devaluations and fluctuations in currency exchange rates.

We operate a significant portion of our business in countries outside the United States and continue to expand our operations in foreign countries, including significant recent investments in Brazil.   The majority of our costs in those locations are transacted in local currencies. Although we generally contract with our customers in U.S. dollars, some of our contracts are not. Other than on a selected basis, we do not engage in foreign currency hedging transactions. Exchange rate fluctuations between the U.S. dollar and other currencies may have an adverse effect on our results of operations and financial condition.

Reductions in the market price of gold and base metals could significantly reduce our profit.

World gold and base metal prices historically have fluctuated widely and are affected by numerous factors beyond our control, including;

●	the strength of the U.S. economy and the economies of other industrialized and developing nations;

●	global or regional political or economic crises;

●	the relative strength of the U.S. dollar and other currencies;

●	expectations with respect to the rate of inflation;

●	interest rates;

●	sales of gold by central banks and other holders;

●	demand for jewelry containing gold; and

●	speculation.

Any material decrease in the market price of gold and base metals could reduce the demand for our mineral exploration services and reduce our profits.

Reductions in oil and gas prices could further reduce our revenue and profit and curtail our future growth.

Our revenue, profitability and future growth and the carrying value of our oil and gas properties depend to a large degree on prevailing oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, uncertainties within the market and a variety of other factors beyond our control. These factors include weather conditions in the U.S., the condition of the U.S. economy, governmental regulation and the availability of alternative fuel sources.

A sharp or sustained decline in the prices of oil and  gas would result in a commensurate reduction in our revenue, income and cash flow from the production of oil and gas and could have a material adverse effect on the carrying value of our oil and gas properties and the amount of our oil and gas reserves. In the event prices fall substantially, we may not be able to realize a profit from our production. In recent decades, there have been periods of both worldwide overproduction and underproduction of hydrocarbons and periods of both increased and relaxed energy conservation efforts. Such conditions have resulted in periods of excess supply of, and reduced demand for, oil and gas. These periods have been followed by periods of short supply of, and increased demand for, oil and gas.

Lower oil and gas prices may not only decrease our revenue, profitability and cash flow, but also reduce the amount of oil and gas that we can produce economically. This may result in our having to make downward adjustments to our estimated proved reserves which could be substantial. Further decreases in  prices would render a significant number of our planned exploration projects uneconomical. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, we may be required to further write down the carrying value of our oil and gas properties as a non-cash charge to earnings. We perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flow of our assets, the carrying value may not be recoverable and may, therefore, require a write-down of such carrying value. We may incur impairment charges in the future, which could reduce net income in the period incurred.

Turmoil in the credit markets and poor economic conditions could negatively impact the credit worthiness of our financial counterparties.

Although we evaluate the credit capacity of our financial counterparties, changes in global economic conditions could negatively impact their ability to access credit. The risks of such reduction in credit capacity include:

●	ability of institutions with whom we have lines of credit to allow access to those funds;

●	viability of institutions holding our cash deposits in excess of FDIC insurance limits; and

●	non-performance of institutions with whom we negotiate gas forward pricing contracts.

If these institutions fail to fulfill their commitments to us, our access to operating cash could be restricted.

We are exposed to changes in oil and gas prices.

The revenue from the production of our Energy Division is exposed to fluctuations in the prices of oil and gas.  We have historically managed a portion of this exposure through the use of fixed-price physical delivery forward sales contracts.  Current market prices are such that we have none in place as of January 31, 2011, and did not for the majority of the fiscal year then ended. Accordingly, we are not protected from significant and sustained declines in prices received for our future production. The prices we are able to obtain either on the spot market, or through future derivative financial instruments, will be dependent upon commodity prices at the time we enter into these transactions, and the pricing  may not adequately cover our costs of production.

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

It is not possible to measure underground accumulations of oil or natural gas in an exact way. Reserve engineering requires subjective estimates of underground accumulations of oil and natural gas and assumptions concerning future prices, production levels and operating and development costs. In estimating our level of reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to:

●	a constant level of future prices;

●	geological conditions;

●	production levels;

●	capital expenditures;

●	operating and development costs;

●	the effects of regulation; and

●	availability of funds.

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

The present value of future net cash flow from our estimated proved reserves is not necessarily the same as the current market value of our estimated proved reserves. We base the estimated discounted future net cash flow from our estimated proved reserves on pricing future revenues at the twelve-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the twelve-month period prior to the report period. However, actual future net cash flow from our properties also will be affected by factors such as:

●	the actual prices we receive;

●	our actual operating costs;

●	the amount and timing of actual production;

●	the amount and timing of our capital expenditures;

●	the supply of and demand for oil and natural gas; and

●	changes in governmental regulations or taxation.

The timing of both our production and our incurrence of expenses in connection with the development and production of properties will affect the timing of actual future net cash flow from proved reserves, and thus their actual present value. In addition, the 10% discount factor we use when calculating discounted future net cash flow in compliance with guidance codified within Accounting Standards Codification (“ASC”) Topic 932 “Extractive Activities - Oil and Gas,” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

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

We purchase a significant amount of steel for use in connection with all of our businesses. We also purchase a significant volume of fuel to operate our trucks and equipment. The manufacture of materials used in our sewer rehabilitation business is dependent upon the availability of resin, a petroleum-based product. At present, we do not engage in any type of hedging activities to mitigate the risks of fluctuating market prices for oil, steel or fuel and increases in the price of these materials may increase our operating costs.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

As of January 31, 2011, the backlog in our Water Infrastructure Division was approximately $585.2 million. This consists of the expected gross revenue associated with executed contracts, or portions thereof, not yet performed by us. We cannot ensure that the revenue projected in our backlog will be realized or, if realized, will result in profit. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog. Reductions in backlog due to cancellation by a customer or scope adjustments adversely affect, potentially to a material extent, the revenue and profit we actually receive from such backlog. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog. Our backlog as of year-end is generally completed within the following 12 to 24 months. Our backlog does not include any awards for work expected to be performed more than three years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.

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

As of January 31, 2011, approximately 8% of our workforce was unionized and 2 of our 19 collective bargaining agreements were scheduled to expire within the next 12 months. To the extent that disputes relating to existing or future collective bargaining agreements arise, a work stoppage could occur. If protracted, a work stoppage could substantially reduce or suspend our operations and reduce our revenue.

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

Presently, the exploration, development and production of oil and natural gas is subject to various types of regulation by local, state, foreign and federal agencies, including laws relating to the environment and pollution. We incur certain capital costs to comply with such regulations and expect to continue to make capital expenditures to comply with these regulatory requirements. In addition, these requirements may prevent or delay the commencement or continuance of a given operation and have a substantial impact on the growth of our Energy Division. Legislation affecting the oil and natural gas industry is under constant review for amendment and expansion of scope and future changes to legislation may impose significant financial and operational burdens on our business. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the industry and its individual members, some of which carry substantial penalties and other sanctions for failure to comply. Any increases in the regulatory burden on the industry created by new legislation would increase our cost of doing business and, consequently, lower our profitability. See Part I, Item 1—Business—Regulation in this Form 10-K for additional information.

Our activities are subject to environmental regulation that could increase our operating costs or suspend our ability to operate our business.

We are required to comply with foreign, federal, state and local laws and regulations regarding health and safety and the protection of the environment, including those governing the generation, storage, use, handling, transportation, discharge, disposal and clean-up of hazardous substances in the ordinary course of our operations. We are also required to obtain and comply with various permits under current environmental laws and regulations, and new laws and regulations may require us to obtain and comply with additional permits. We may be unable to obtain or comply with, and could be subject to revocation of, permits necessary to conduct our business. The costs of complying with environmental laws, regulations and permits may be substantial and any failure to comply could result in fines, penalties or other sanctions.

Our operations are sometimes conducted in or near ecologically sensitive areas, such as wetlands, which are subject to special protective measures and which may expose us to additional operating costs and liabilities related to restricted operations, for accidental discharges of oil, natural gas, drilling fluids, contaminated water or other substances or for noncompliance with other aspects of applicable laws and regulations.

Various foreign, federal, state and local environmental laws and regulations may impose liability on us with respect to conditions at our current or former facilities, sites at which we conduct or have conducted operations or activities or any third-party waste disposal site to which we send hazardous wastes. The costs of investigation or remediation at these sites may be substantial. Environmental laws are complex, change frequently and have tended to become more stringent over time. Compliance with, and liability under, current and future environmental laws, as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation, could increase our operating costs and reduce our revenue. See Part I, Item 1—Business—Regulation in this Form 10-K for additional information.

We may face unanticipated water and other waste disposal costs.

We may be subject to regulation that restricts our ability to discharge water produced as part of our gas production operations. Productive zones frequently contain water that must be removed in order for the gas to produce, and our ability to remove and dispose of sufficient quantities of water from the various zones will determine whether we can produce gas in commercial quantities. The produced water must be transported from the well and injected into disposal wells. The availability of disposal wells with sufficient capacity to receive all of the water produced from our wells may affect our ability to produce our wells. Also, the cost to transport and dispose of that water, including the cost of complying with regulations concerning water disposal, may reduce our profitability.

 Where water produced from our projects fails to meet the quality requirements of applicable regulatory agencies, our wells produce water in excess of the applicable volumetric permit limits, the disposal wells fail to meet the requirements of all applicable regulatory agencies, or we are unable to secure access to disposal wells with sufficient capacity to accept all of the produced water, we may have to shut in wells, reduce drilling activities, or upgrade facilities for water handling or treatment. The costs to dispose of this produced water may increase if any of the following occur:

●	we cannot obtain future permits from applicable regulatory agencies;

●	water of lesser quality or requiring additional treatment is produced;

●	our wells produce excess water;

●	new laws and regulations require water to be disposed in a different manner; or

●	costs to transport the produced water to the disposal wells increase.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities.

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. Certain of our current and historical operations have used hazardous materials and, to the extent that such materials are not properly stored, contained or recycled, they could become hazardous waste. We may be subject to claims under various environmental laws and regulations federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean up of soil, surface water, groundwater, and other media under laws such as the Comprehensive Environmental Response, Compensation, and Liability Act. Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us, and contaminated sites that have always been owned or operated by third parties. Liability may be imposed without regard to fault and may be strict, joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and may be unable to obtain reimbursement from the parties causing the contamination.

Our failure to comply with the regulations of the U.S. Occupational Safety and Health Administration, the U.S. Mine Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.

The Occupational Safety and Health Act of 1970, as amended, (“OSHA”), the Mine Safety and Health Act of 1977(“MSHA”), and other comparable state and foreign laws establish certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the applicable regulatory authorities and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA, MSHA  and other state, local and foreign laws and regulations, and could incur penalties and fines in the future, including in extreme cases, criminal sanctions.

While we have invested, and will continue to invest, substantial resources in worker health and safety programs, the industries in which we operate involve a high degree of operational risk, and there can be no assurance that we will avoid significant liability exposure. Although we have taken what are believed to be appropriate precautions, we have suffered employee injuries and fatalities in the past and may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations.

We have, from time to time, received notice from the U.S. Department of Transportation that our motor carrier operations will be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we were not able to successfully resolve these issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.

If our health insurance, liability insurance or workers’ compensation insurance is insufficient to cover losses resulting from claims or hazards, if we are unable to cover our deductible obligations or if we are unable to obtain insurance at reasonable rates, our operating costs could increase and our profit could decline.

Although we maintain insurance protection that we consider economically prudent for major losses, we have high deductible amounts for each claim under our health insurance, workers’ compensation insurance and liability insurance. Our current individual claim deductible amount is $200,000 for health insurance, $1,000,000 for liability insurance and $1,000,000 for workers’ compensation. We cannot assure that we will have adequate funds to cover our deductible obligations or that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. In addition, we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A successful claim or damage resulting from a hazard for which we are not fully insured could increase our operating costs and reduce our profit.

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

To prepare financial statements in conformity with generally accepted accounting principles in the U.S., we are required to make estimates and assumptions, as of the date of the financial statements that affect the reported values of assets, liabilities, revenue, expenses and disclosures of contingent assets and liabilities. Areas in which we must make significant estimates include:

●	contract costs and profit and application of percentage-of-completion accounting and revenue recognition of contract claims;

●	recoverability of inventory and application of lower of cost or market accounting;

●	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

●	provisions for income taxes and related valuation allowances;

●	recoverability of goodwill;

●	recoverability of other intangibles and related estimated lives;

●	valuation of assets acquired and liabilities assumed in connection with business combinations;

●	accruals for estimated liabilities; including litigation and insurance reserves; and

●	calculation of estimated gas reserves.

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

If we must write off intangible assets or long-lived assets, our earnings will be reduced.

Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. Goodwill was approximately $103.4 million as of January 31, 2011. If we make additional acquisitions, it is likely that we will record additional intangible assets on our books. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets of $286.3 million as of January 31, 2011, that are reviewed for impairment annually or whenever events or circumstances indicate the carrying amount of an asset may not be recoverable. If a determination that an impairment in value of our unamortized intangible assets or long-lived assets occurs, such determination would require us to write off a portion of our assets, which would reduce our earnings.

Difficulties integrating our acquisitions could lower our profit.

We have made acquisitions to pursue market opportunities, increase our existing capabilities and expand into new areas of operation and plan to pursue additional acquisitions in the future. If we are unable to identify and complete such acquisitions, our growth strategy could be impaired. In addition, we may encounter difficulties integrating our acquisitions and in successfully managing the growth we expect from the acquisitions. Furthermore, expansion into new businesses may expose us to additional business risks that are different from those we have traditionally experienced. Because we may pursue acquisitions around the world and may actively pursue a number of opportunities simultaneously, we may encounter unforeseen expenses, complications and delays, including difficulties in employing sufficient staff and maintaining operational and management oversight. To the extent we encounter problems in identifying acquisition risks or integrating our acquisitions, our operations could be impaired as a result of business disruptions and lost management time, which could reduce our profit.

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

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”). As discussed under Part I, Item 3—Legal Proceedings in this Form 10-K, we are conducting an internal investigation of certain transactions and payments in Africa that potentially implicate the FCPA, including the books and records provisions of the FCPA.  In addition, we have informed the Securities and Exchange Commission and the Department of Justice of these matters and intend to fully cooperate with these agencies in their review.

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

In addition to outstanding shares eligible for future sale, as of January 31, 2011, 1,031,000 shares of our common stock were issuable, subject to vesting requirements, under currently outstanding stock options granted to officers, directors and employees and an additional 1,390,000 shares are available to be granted under our stock option and employee incentive plans.

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

The stock markets, including the NASDAQ Global Select Market, on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and you may experience a decrease in the value of the shares of our common stock that you may hold, including decreases unrelated to our operating performance or prospects. In addition, the trading of our common stock has historically been characterized by relatively low trading volume, and the volatility of our stock price could be exacerbated by such low trading volumes. The market price of our common stock could be subject to significant fluctuations in response to various factors or events, including among other things:

●	our operating performance and the performance of other similar companies;

●	actual or anticipated differences in our operating results;

●	changes in our revenue or earnings estimates or recommendations by securities analysts;

●	publication of research reports about us or our industry by securities analysts;

●	additions and departures of key personnel;

●	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

●	the passage of legislation or other regulatory developments that adversely affect us or our industry;

●	speculation in the press or investment community;

●	actions by institutional stockholders;

●	changes in accounting principles;

●	terrorist acts; and

●	general market conditions, including factors unrelated to our performance.

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

As of January 31, 2011, we (excluding foreign affiliates) owned or leased approximately 800 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This number includes rigs used primarily in each of our service lines as well as multi-purpose rigs. In addition, as of January 31, 2011, our foreign affiliates owned or leased approximately 250 drill rigs.

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

Our reserve and standardized measure estimates are based on independent engineering evaluations prepared by Cawley, Gillespie & Associates, Inc. (CGA). A copy of the report issued by CGA is filed with this Form 10-K as exhibit 99(1). The qualifications of the person at CGA primarily responsible for overseeing his firm’s preparation of our reserve estimates is set forth below.

●	Over 20 years of experience in petroleum engineering, including reserve and economics evaluations, reservoir simulations and coalbed methane studies.

●	Registered professional engineer in Texas.

●	Member in good standing of the Society of Petroleum Engineers.

We maintain internal controls such as the following to oversee the reserve estimation process.

●	No employee’s compensation is based on the amount of reserves determined.

●	Written internal policies to oversee preparation of reserves and to validate the data underlying the determinations.

●	Compliance with our internal policies is subject to testing at least annually by personnel independent of the engineering department.

Our Manager of Engineering is the technical person primarily responsible for overseeing the preparation of the reserve estimates.  His qualifications include:

●	40 years of practical experience in petroleum engineering with 24 years of this experience being in the valuation of reserves.

●	Licensed professional engineer in the State of Kansas.

●	Bachelor of Science degree in engineering.

●	Member in good standing of the Society of Petroleum Engineers.

Our proved reserves and cash flow estimates as of January 31, 2011 and 2010, are presented in the following table. These estimates correspond with the methods used in developing the Supplemental Information on Oil and Gas Producing Activities accompanying the Consolidated Financial Statements in Item 8. Also presented below is the present value of estimated future net cash flows discounted at 10% on a pre-tax basis (pre-tax PV10). We believe the pre-tax PV10 is a useful measure in addition to the after-tax standardized measure. The pre-tax PV10 assists in both the determination of futures cash flows of the current reserves as well as in making relative value comparisons among peer companies.

(dollars in thousands)	2011	2010
Proved developed (MMcf)	19,097	16,554
Proved undeveloped (MMcf)	-	-
Total proved reserves (MMcf)(1)	19,097	16,554

Discounted future net cash flow before
income taxes (pretax PV10)	$31,358	$22,375
Discounted estimated future income taxes	(5,470)	1,270
Standardized measure of discounted
future net cash flows	$25,888	$23,645

(1)Proved developed reserves in fiscal 2011 included 587 gas equivalents of oil (MMcfe)

The standardized measure of discounted cash flow is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC, less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. The price used in determining future net revenue was the unweighted arithmetic average of the first-day-of-the-month spot price for each month within the 12-month period to the end of the reporting period. The future net revenue also incorporates the effect of contractual arrangements such as fixed-price physical delivery forward sales contracts. The prices used in our determinations at January 31, 2011 and 2010, were $3.94 and $3.24 per Mcf, respectively.

The standardized measure shown should not be construed as the current market value of the reserves. The 10% discount factor used to calculate present value, which is required by accounting pronouncements, is not intended to reflect current market conditions. The present value, no matter what discount rate is used, is materially affected by assumptions as to timing of future production, which may prove to be inaccurate.

During 2011, we filed estimates of our natural gas and oil reserves for the year 2010 with the Energy Information Administration of the U. S. Department of Energy on Form EIA-23L. The data on Form EIA-23L was presented on a different basis, and included 100% of the natural gas and oil volumes from our operated properties only, regardless of our net interest. The difference between the natural gas and oil reserves reported on Form EIA-23L and those reported in this report exceeds 5%.

Productive Wells and Acreage

As of January 31, 2011, we had 643 gross producing wells and 642 net producing wells. For the years ended January 31, 2011, 2010 and 2009, we produced 4,455 MMcf, 4,618 MMcf, and 5,132 MMcf of gas, respectively.

The gross and net acreage on leases expiring in each of the following five fiscal years and thereafter are as follows:

Year	Gross Acres	Net Acres
2012	17,570	17,570
2013	78,288	78,288
2014	34,783	34,783
2015	344	344
2016	-	-
Thereafter	1,036	1,036

Gross and net developed and undeveloped acreage as of the end of our last two fiscal years were as follows:

Fiscal Years Ended January 31,	2011	2010
Gross developed	113,205	111,300
Net developed	112,998	111,093
Gross undeveloped	131,274	159,740
Net undeveloped	131,274	159,740

Drilling Activity

As of January 31, 2011, we had 11 gross and net wells awaiting completion. The table below sets forth the number of wells completed at any time during the period, regardless of when drilling was initiated. Most of the wells expected to be drilled in the next year will be of the development category, in the vicinity of our existing or planned construction pipeline network or to maintain existing commitments under leases we will continue to hold. Our drilling, abandonment, and acquisition activities for the periods indicated are shown below:

Fiscal Years Ended January 31,	2011		2010		2009
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Capable of production	-	-	-	-	-	-
Dry	-	-	-	-	-	-
Development wells:
Capable of production	56	56	5	5	116	116
Dry	-	-	-	-	-	-
Wells abandoned	-	-	-	-	-	-
Acquired wells	-	-	-	-	-	-
Net increase in capable wells	56	56	5	5	116	116

Delivery Commitments

The Company, through its gas pipeline operations, sells its gas production primarily to gas marketing firms at either the spot market or under physical delivery forward sales contracts. As of January 31, 2011, the Company did not have any forward sales contracts. The Company expects current production will be sufficient to meet the requirements under any future forward sales contracts. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the contracts.

Item 3. Legal Proceedings

As previously reported, in connection with the Company updating its Foreign Corrupt Practices Act ("FCPA") policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by the Company to agents and other third parties interacting with government officials in certain countries in Africa.  The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these and other payments with assistance from an outside accounting firm. The internal investigation, which is continuing, has found documents and information suggesting that improper payments, which may violate the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of the Company to agents and other third parties interacting with government officials in certain countries in Africa relating to the payment of taxes and the importing of equipment.

The Company contacted the Securities and Exchange Commission ("SEC") and the U.S. Department of Justice ("DOJ") to voluntarily inform them of this matter and is fully cooperating with these governmental authorities as the investigation continues and as they review the matter. At this stage of the internal investigation, the Company is unable to predict any potential remedies or actions these agencies may pursue.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement, and injunctive relief. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA and other applicable laws. In addition, disclosure of the subject matter of the investigation could adversely affect the Company's reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the agreements governing our debt instruments. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.  See Part I, Items 1A (Risk Factors) in this Form 10-K for additional information.

The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings.  In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.

Item 4. Reserved

Item 4A. Executive Officers of the Registrant

Executive officers of the Company are appointed by the Board of Directors or the President for such terms as shall be determined from time to time by the Board or the President, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

Set forth below are the name, age and position of each executive officer of the Company.

Name	Age	Position
Andrew B. Schmitt	62	President, Chief Executive Officer and Director
Jeffrey J. Reynolds	44	Executive Vice President, Chief Operating Officer and Director
Jerry W. Fanska	62	Senior Vice President - Finance and Treasurer
Steven F. Crooke	54	Senior Vice President, General Counsel and Secretary
Eric R. Despain	62	Division President - Mineral Exploration
Gregory F. Aluce	55	Division President - Water Technologies
Mark J. Accetturo	58	Division President - Reynolds, Inc.
Larry Purlee	63	Division President - Reynolds Inliner, LLC
Phillip S. Winner	54	Division President - Layne Energy, Inc.
David D. Singleton	51	Division President - Water Resources
Pier L. Iovino	65	Division President - Geoconstruction

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

Jeffrey J. Reynolds became a director and Senior Vice President of the Company on September 28, 2005, in connection with the acquisition of Reynolds, Inc. by Layne Christensen Company.  Mr. Reynolds served as the President of Reynolds, Inc., a company which provides products and services to the water and wastewater industries, from 2001 until February of 2010.  On March 30, 2006, Mr. Reynolds was promoted to Executive Vice President of the Company overseeing the Water Infrastructure Division and on February 1, 2010, Mr. Reynolds was promoted to Executive Vice President of Operations for the Company overseeing all of the Company’s operating divisions.  On February 1, 2011, Mr. Reynolds’ title was changed to Executive Vice President and Chief Operating Officer, but his duties remained the same.

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

Gregory F. Aluce has served as President of the Water Technologies Division of the Company since May of 2010.  The Water Technologies Division provides water treatment equipment engineering services and systems for the treatment of regulated and “nuisance” contaminants.  Mr. Aluce also served as the President of the Company’s Water Resources Division from September 1, 2001 until May of 2010.  Mr. Aluce has over 31 years of experience in various areas of the Company’s operations.

Mark J. Accetturo became the President of Reynolds, Inc., a wholly-owned subsidiary of the Company which provides products and services to the water and wastewater industries, on February 1, 2010.  Mr. Accetturo served as Executive Vice President of Operations of Reynolds, Inc. from 1989 until February 1, 2010.  Mr. Accetturo has over 40 years of experience in the water and wastewater industry.

Larry Purlee became the President of Reynolds Inliner, LLC, a wholly-owned subsidiary of the Company which provides wastewater pipeline and structure rehabilitation services, on February 1, 2010.  Mr. Purlee served as Executive Vice President of Reynolds Inliner, LLC from the early 1990s  until February 1, 2010.  Mr. Purlee has over 40 years of experience in the wastewater pipeline rehabilitation industry.

Philip S. Winner has served as the President of Layne Energy, Inc., a wholly-owned subsidiary of the Company which is involved in the exploration, acquisition, development, and production of both oil and natural gas, since November of 2008.  Prior to joining the Company, Mr. Winner served as Vice President of HS Resources, Inc., where he managed a portfolio of exploration and development assets in the Rocky Mountain region.  Mr. Winner has nearly 25 years of experience in the oil and gas industry.

David D. Singleton has served as the President of the Water Resources Division of the Company since May of 2010 and is responsible for the Company’s groundwater supply, well and pump rehabilitation, and specialty drilling services.  Mr. Singleton also served as Vice President of the Water Resources Division of the Company from October of 2004 to May of 2010.  Mr. Singleton has over 29 years of experience in various areas of the Company’s operations.

Pier L. Iovino has served as the President of the Geoconstruction Division of the Company since 2000.  The Geoconstruction Division provides specialized geotechnical services to the heavy civil, industrial, and commercial construction markets that are focused primarily on soil stabilization and subterranean structural support.  Mr. Iovino became a Vice President of the Company responsible for the Geoconstruction Division upon the Company’s acquisition of Fonditek International, Inc. in October of 1995.  Prior to the acquisition, Mr. Iovino had served as the President of Fonditek International, Inc. since 1993.  Mr. Iovino has over 38 years of experience in the geoconstruction industry.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol LAYN. In the year ended January 31, 2011, the Company purchased and subsequently cancelled 5,441 shares of stock related to settlement of withholding obligations. The following table sets forth the range of high and low sales prices of the Company’s stock by quarter for fiscal 2011 and 2010, as reported by the NASDAQ Global Select Market.

Fiscal Year 2011	High	Low
First Quarter	$30.73	$23.05
Second Quarter	28.30	22.97
Third Quarter	29.38	23.50
Fourth Quarter	36.92	27.82

Fiscal Year 2010	High	Low
First Quarter	$23.43	$14.13
Second Quarter	24.14	17.53
Third Quarter	35.14	21.69
Fourth Quarter	29.99	24.72

At April 4, 2011, there were 94 owners of record of the Company’s common stock.

The Company has not paid any cash dividends on its common stock. Moreover, the Board of Directors of the Company does not anticipate paying any cash dividends in the foreseeable future. The Company’s future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of the Company and such other factors as the Board of Directors may deem relevant, as well as restrictions under the credit agreement between the Company and JP Morgan Chase Bank N.A.,  as administrative agent for a group of banks, the master shelf agreement between the Company and Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Security Life of Denver Insurance Company, and other restrictions which may exist under other credit arrangements existing from time to time. The credit agreement and the master shelf agreement limit the cash dividends payable by the Company.

See Note 2 of the Notes to Consolidated Financial Statements for discussion of common stock issued by the Company during the last three years in connection with acquisitions. All such stock was unregistered.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 31, 2011, with respect to shares of the Company’s common stock that have been authorized for issuance under the existing equity compensation plans, including the Company’s 2006 Equity Plan and 2002 Option Plan.

The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnote 3 to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of options under expired plans as of January 31, 2011, and the weighted average exercise price of those options. No additional options may be granted under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	956,417	(1)	$25.47	1,390,343	(2)
Equity compensation plans not approved by security holders	-		N/A
Total	956,417	(3)		1,390,343

(1)	Shares issuable pursuant to outstanding options under the 2006 Equity Plan and the 2002 Option Plan.

(2)	All shares listed are issuable pursuant to future awards under the 2006 Equity Plan.

(3)
The table does not include information for equity compensation plans that have expired. The Company's 1992 Option Plan expired in May 2002. As of January 31, 2011, no shares of Company common stock were issuable upon the exercise of outstanding options under the expired 1992 Option Plan. No additional options may be granted under the 1992 Option Plan. The Company's 1996 Option Plan expired in May 2006. As of January 31, 2011, a total of 75,057 shares of Company common stock were issuable upon the exercise of outstanding options under the expired 1996 Option Plan. The weighted average exercise price of those options is $23.75 per share. No additional options may be granted under the 1996 Option Plan.

Item 6. Selected Financial Data

The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2011, has been derived from the Company’s audited Consolidated Financial Statements. The Company completed various acquisitions in each of the fiscal years, which are more fully described in Note 2 of the Notes to Consolidated Financial Statements or in previously filed Forms 10-K. The acquisitions have been accounted for under the purchase method of accounting and, accordingly, the Company’s consolidated results include the effects of the acquisitions from the date of each acquisition.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

As of and Years Ended January 31,	2011	2010	2009	2008	2007
Income Statement Data (in thousands, except per share data):
Revenues	$1,025,659	$866,417	$1,008,063	$868,274	$722,768
Cost of revenues (exclusive of depreciation, depletion, amortization and impairment shown below)	(787,289)	(661,552)	(756,083)	(638,003)	(536,373)
Selling, general and administrative expenses	(142,808)	(128,244)	(136,687)	(119,937)	(102,603)
Depreciation, depletion and amortization	(53,468)	(57,679)	(52,840)	(43,620)	(32,853)
Impairment of oil and gas properties	-	(21,642)	(28,704)	-	-
Litigation settlement gains	-	3,495	2,173	-	-
Equity in earnings of affiliates	13,153	8,198	14,089	8,076	4,452
Interest expense	(1,594)	(2,734)	(3,614)	(8,730)	(9,781)
Other income, net	515	199	1,041	1,229	2,557
Income from continuing operations before income taxes	54,168	6,458	47,438	67,289	48,167
Income tax expense	(22,581)	(5,093)	(21,266)	(30,178)	(21,915)
Net income	31,587	1,365	26,172	37,111	26,252
Net (income) loss attributable to noncontrolling interest	(1,596)	-	362	145	-
Net income attributable to Layne Christensen Company	$29,991	$1,365	$26,534	$37,256	$26,252

Earnings per share information attributable to
Layne Christensen shareholders:
Basic income per share	$1.55	$0.07	$1.38	$2.23	$1.71

Diluted income per share	$1.53	$0.07	$1.37	$2.20	$1.68

Balance Sheet Data (in thousands):
Working capital, including current maturities of debt	$93,309	$119,649	$128,610	$127,696	$66,989
Total assets	816,652	730,955	719,357	696,955	547,164
Total long-term debt, excluding current maturities	-	6,667	26,667	46,667	151,600
Total Layne Christensen Company stockholders' equity	501,402	466,798	456,022	423,372	205,034

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto under Item 8.

Cautionary Language Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: the outcome of the ongoing internal investigation into, among other things, the legality, under the FCPA and local laws, of certain payments to agents and other third parties interacting with  government officials in certain countries in Africa relating to the payment of taxes and the importing of equipment (including any government enforcement action which could arise out of the matters under review or that the matters under review may have resulted in a higher dollar amount of payments or may have a greater financial or business impact than management currently anticipates), prevailing prices for various commodities, unanticipated slowdowns in the Company’s major markets, the availability of credit, the risks and uncertainties normally incident to the construction industry and exploration for and development and production of oil and gas, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne Christensen Company, our operations and our present business environment.  MD&A is provided as a supplement to — and should be read in connection with — our Consolidated Financial Statements and the accompanying notes thereto contained in Item 8 of this report. MD&A includes the following sections:

●	Our Business — a general description of our business and key 2011 events.

●	Consolidated Review of Operations — an analysis of our consolidated results of operations for the three years presented in our Consolidated Financial Statements.

●
Operating Segment Review of Operations — an analysis of our results of operations for the three years presented in our Consolidated Financial Statements for our three operating segments:  Water Infrastructure, Mineral Exploration and Energy.

●	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

●
Critical Accounting Policies — a discussion of our critical accounting policies that involve a higher degree of judgment or complexity.  This section also includes the impact of new accounting standards.

Our Business

The Company is a multinational company that provides drilling and construction services and related products in two principal markets: water infrastructure and mineral exploration, as well as operates as a producer of oil and unconventional natural gas for the energy market. We operate throughout North America, as well as in Africa, Australia, Brazil and Italy. We also operate through our affiliates in South America. Layne Christensen’s customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies and agribusiness.

Management defines the Company’s operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the office’s own division. For example, if a Mineral Exploration division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration Division rather than the Water Infrastructure Division. The Company’s reporting segments are defined as follows:

Water Infrastructure Division

This division provides a full line of water and wastewater related services and products including soil stabilization, hydrological studies, well design, drilling and well development, pump installation, sewer rehabilitation, pipeline construction and well rehabilitation. The division’s offerings include the design and construction of treatment facilities and the provision of filter media and membranes to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater. The division also offers environmental drilling services to assess and monitor groundwater contaminants.

Through internal growth and acquisitions, the division has continued to expand its capabilities in the areas of the design and build of water and wastewater treatment plants, water treatment product research and development, sewer rehabilitation, water and wastewater transmission lines and soil stabilization.

The division’s operations rely heavily on the municipal sector as approximately 75% of the division’s fiscal 2011 revenues were derived from the municipal market. The municipal sector can be adversely impacted by economic slowdowns. Reduced tax revenues can limit spending and new development by local municipalities. Generally, spending levels in the municipal sector lag an economic recession or recovery.

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

The division relies heavily on mining activity in Africa where approximately 31% of total division revenues were generated for fiscal 2011. The Company believes this concentration of risk is mitigated by working for larger international mining companies and the establishment of permanent operating facilities in Africa. Operating difficulties, including but not limited to, political instability, workforce instability, harsh environment, disease and remote locations, all create natural barriers to entry in this market by competitors. The Company believes it has positioned itself as a market leader in Africa and has established the infrastructure to operate effectively.

Energy Division

This division focuses on the exploration and production of unconventional gas and, to a lesser extent, oil properties. This division has primarily been concentrated on projects in the mid-continent region of the United States.

The expansion of the Company’s Energy Division is contingent upon significant cash investments to develop the Company’s unproved acreage. The Company expects to spend approximately $5,000,000 in development activities in fiscal 2012. The production curve for a typical unconventional gas well in the Company’s operating market is generally 10-15 years. Accordingly, the Company expects to earn a return on its investment through proceeds from gas production over an extended period. However, future revenues and profits will be dependent upon a number of factors including consumption levels for natural gas, commodity prices, the economic feasibility of gas exploration and production and the discovery rate of new gas reserves. The Company has 642 net producing wells on-line as of January 31, 2011.

Other

Other includes small service companies and any other specialty operations not included in one of the other divisions.

Key 2011 Events

We have completed three acquisitions during fiscal 2011, Bencor Corporation of America – Foundation Specialist (“Bencor”) in the third quarter and Diberil Sociedad Anónima (“Diberil”) and Intevras Technologies, LLC (“Intevras”) in the second quarter.  All of these acquisitions have occurred in our Water Infrastructure Division.  Bencor is a foundation construction and underground engineering company operating in the U.S., and was purchased to complement and expand our geoconstruction capabilities.  We acquired a 50% interest in Diberil, a specialty foundation and marine geotechnical provider operating in Brazil and Uruguay. This investment was made to expand our soil stabilization service capabilities into these geographic markets. Intevras is a Texas based water treatment operation focusing on the treatment and handling of industrial wastewater which will expand our offerings in the industrial water markets.

In a joint drilling operation with our affiliates in Chile, our personnel and equipment succeeded in reaching 33 trapped miners at the San Jose mine in Chile.  The rescue efforts were completed two months ahead of original estimates.

We experienced continued improvements in the minerals exploration markets served by our wholly owned operations and our affiliates. Revenues have increased 69.2% for the year and pre-tax earnings have improved 213.5%.

The Company’s water supply contract in Afghanistan continued during the year.  For the year we have recognized revenue of $20.3 million from that contract. We have recently been informed that the drilling program will be curtailed, and expect our involvement to wind down over the course of the first quarter of fiscal 2012.

The majority of the Company’s forward sales contracts in its Energy Division expired in March 2010, and as a result of unfavorable natural gas pricing have not been renewed.  Revenues in this division have accordingly dropped 43.9% for the year.

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

Internal Investigation

See Part I, Items 3 (Legal Proceedings) and 1A (Risk Factors) in this Form 10-K for additional information regarding our internal investigation of compliance with the FCPA.

Consolidated Review of Operations

The following table, which is derived from the Company’s Selected Financial Data included in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company’s Statements of Income bear to revenues and the percentage increase or decrease in the dollar amount of such items period-to-period.

							Period-to-Period
	Fiscal Years Ended January 31,						Change
	2011		2010		2009		2011	2010
Revenues:							vs. 2010	vs. 2009
Water Infrastructure	76.9%		80.6%		76.1%		12.9%	(8.9	) %
Mineral Exploration	19.5		13.7		18.7		69.2	(37.4)
Energy	2.5		5.3		4.6		(43.9)	(0.9)
Other	1.1		0.4		0.6		205.6	(35.2)
Total net revenues	100.0%		100.0%		100.0%		18.4	(14.1)
Cost of revenues	(76.8	) %	(76.3	) %	(75.0	) %	19.0	(12.5)
Selling, general and administrative expenses	(13.9)		(14.8)		(13.6)		11.4	(6.2)
Depreciation, depletion and amortization	(5.2)		(6.7)		(5.2)		(7.3)	9.2
Impairment of oil and gas properties	-		(2.5)		(2.8)		(100.0)	(24.6)
Litigation settlement gains	-		0.4		0.2		(100.0)	60.8
Equity in earning of affiliates	1.3		0.9		1.4		60.4	(41.8)
Interest expense	(0.2)		(0.3)		(0.4)		(41.7)	(24.3)
Other income, net	0.1		-		0.1		158.8	*
Income before income taxes	5.3		0.7		4.7		738.8	(86.4)
Income tax expense	(2.2)		(0.5)		(2.1)		343.4	(76.1)
Net income	3.1		0.2		2.6		2,214.1	(94.8)
Net (income) loss attributable to noncontrolling interests	(0.2)		-		-		*	*
Net income attributable to Layne Christensen Company	2.9%		0.2%		2.6%		2,097.1%	(94.9	) %

* = not meaningful

Revenues, equity in earnings of affiliates and income before income taxes pertaining to the Company’s operating segments are presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief operating officer, chief financial officer and general counsel) and board of directors.

	Fiscal Years Ended January 31,
(in thousands)	2011	2010	2009
Revenues
Water Infrastructure	$788,397	$698,506	$766,957
Mineral Exploration	199,946	118,188	188,918
Energy	25,754	45,940	46,352
Other	11,562	3,783	5,836
Total revenues	$1,025,659	$866,417	$1,008,063
Equity in earnings of affiliates
Water Infrastructure	$517	$-	$-
Mineral Exploration	12,636	8,198	14,089
Total equity in earnings of affiliates	$13,153	$8,198	$14,089
Income (loss) before income taxes
Water Infrastructure	$46,321	$33,017	$48,399
Mineral Exploration	34,947	11,149	39,260
Energy	3,291	(6,393)	(12,401)
Other	1,470	308	1,280
Unallocated corporate expenses	(30,267)	(28,889)	(25,486)
Interest expense	(1,594)	(2,734)	(3,614)
Total income before income taxes	$54,168	$6,458	$47,438

Comparison of Fiscal 2011 to Fiscal 2010

Revenues increased $159,242,000, or 18.4% to $1,025,659,000, for fiscal 2011, compared to $866,417,000 for fiscal 2010.  A further discussion of results of operations by division is presented below.

Cost of revenues increased $125,737,000, or 19.0% to $787,289,000 (76.8% of revenues) for fiscal 2011, compared to $661,552,000 (76.3% of revenues) for fiscal 2010.  The increase as a percentage of revenues was primarily due to margin pressures in our heavy  construction and energy businesses, partially offset by higher margins in mineral exploration, on our work in Afghanistan and on certain soil stabilization projects.

Selling, general and administrative expenses were $142,808,000 for fiscal 2011, compared to $128,244,000 for fiscal 2010. The increase was primarily the result of increased incentive compensation expenses of $10,399,000 $5,578,000 in added expenses from acquired operations, an increase in consulting expenses of $5,023,000 primarily related to systems implementation and merger and acquisition projects, and an increase in other compensation costs of $737,000. These increases were partially offset by a decrease as the prior year included $4,980,000 of settlement charges recorded for the elimination of our hourly pension plan liabilities.

Depreciation, depletion and amortization expenses were $53,468,000 for fiscal 2011, compared to $57,679,000 for fiscal 2010. The decrease was primarily due to $8,340,000 lower depletion in the Energy Division as a result of updated estimates of economically recoverable gas reserves, partially offset by higher depreciation in the Water Infrastructure Division from acquired assets and ongoing capital expenditures.

In fiscal 2010, the Company recorded a non-cash impairment of oil and gas properties of $21,642,000, or $13,039,000 after income taxes, primarily as a result of a significant continued decline in natural gas prices and the expiration of higher priced forward sales contracts. There were no such impairments recorded in fiscal 2011.
During fiscal 2010, the Company received litigation settlements valued at $3,495,000. The settlements included receipt of land and buildings valued at $2,828,000, and cash receipts of $667,000, net of contingent attorney fees. There were no litigation settlement gains in fiscal 2011.

Equity in earnings of affiliates was $13,153,000 for fiscal 2011, compared to $8,198,000 for fiscal 2010. The increase reflects the impact of an improved minerals exploration market in Latin America, primarily for gold and copper in Chile and Peru.

Interest expense decreased to $1,594,000 for fiscal 2011, compared to $2,734,000 for fiscal 2010. The decrease was a result of scheduled debt reductions.

Income tax expense of $22,581,000 (an effective rate of 41.7%) was recorded for fiscal 2011, compared to income tax expense of $5,093,000 (an effective rate of 78.9%) for fiscal 2010, including an $8,603,000 benefit related to the non-cash impairment charge of proved oil and gas properties recorded as a discrete item in the three months ended July 31, 2009. Excluding the impairment and related tax benefit, the Company would have recorded income tax expense of $13,696,000 (an adjusted effective rate of 48.7%) for fiscal 2010.  The effective rate for fiscal 2011 was lower than the adjusted rate for last year due to the reduced impact of non-deductible expenses and the tax treatment of certain foreign operations. As earnings increase, these factors will have a reduced impact on the effective rate since they are relatively fixed.

Operating Segment Review of Operations

Water Infrastructure Division
	Fiscal Years Ended January 31,
(in thousands)	2011	2010
Revenues	$788,397	$698,506
Income before income taxes	46,321	33,017

Water Infrastructure revenues increased 12.9% to $788,397,000 for fiscal 2011, compared to $698,506,000 for fiscal 2010. The increase was primarily attributable to additional revenues of $88,973,000 from operations acquired in the current and prior year, an increase of $15,333,000 in sewer rehabilitation revenue and an increase in revenue from our water supply contract in Afghanistan. For the year we have recognized revenue of $20,269,000 related to our water supply contract in Afghanistan, compared to $7,332,000 in the prior year. We have been informed that the drilling program in Afghanistan will be curtailed, and expect our involvement to wind down over the course of the first quarter of fiscal 2012. The increased revenue in sewer rehabilitation was primarily concentrated in the Eastern U.S. and Texas. The increases were partially offset by a reduction in heavy construction revenue of $34,105,000 primarily from a large utility contract in Colorado that was substantially completed last year.

Income before income taxes for the Water Infrastructure Division increased 40.3% to $46,321,000 for fiscal 2011, compared to $33,017,000 for fiscal 2010. The increase was primarily attributable to $6,874,000 from operations acquired in the current and prior year and our project in Afghanistan, partially offset by reduced earnings in our heavy construction operations and overall increases of $1,054,000 in incentive compensation. For the year the Afghanistan project contributed $14,845,000 to income before income taxes, compared to $3,300,000 in the prior year.

The backlog in the Water Infrastructure Division was $585,225,000 as of January 31, 2011, compared to $554,211,000 as of January 31, 2010.

Mineral Exploration Division
	Fiscal Years Ended January 31,
(in thousands)	2011	2010
Revenues	$199,946	$118,188
Income before income taxes	34,947	11,149

Mineral Exploration revenues increased 69.2% to $199,946,000 for fiscal 2011, compared to $118,188,000 for fiscal 2010. The increase was driven by increased activity levels across all locations, the largest of which were in Africa, the western U.S. and Mexico.

Income before income taxes for the Mineral Exploration Division increased 213.5% to $34,947,000 for fiscal 2011, compared to $11,149,000 for fiscal 2010. The increase resulted primarily from improved margins, combined with higher revenues. Equity earnings from our affiliates, reduced earlier in the year by a customer driven project delay, improved in the last half of the year as the projects were caught up, increasing $4,438,000 for the year. During fiscal 2010, the Company received a litigation settlement in Australia of $2,828,000. Earnings were offset by an increase of $4,076,000 in incentive compensation and by costs incurred in connection with our internal FCPA investigation.

Energy Division
	Fiscal Years Ended January 31,
(in thousands)	2011	2010
Revenues	$25,754	$45,940
Income (loss) before income taxes	3,291	(6,393)

Energy revenues decreased 43.9% to $25,754,000 for fiscal 2011, compared to $45,940,000 for fiscal 2010. The decrease was primarily attributable to lower natural gas prices and the expiration of favorably priced forward sales contracts in the first quarter of this year. For fiscal 2011, net gas production was 4,455 MMcf compared to 4,618 MMcf for fiscal 2010. The average net sales price per Mcf on production for fiscal 2011 was $4.78 compared to $8.53 for fiscal 2010. The net sales price excludes revenues generated from third party gas.

During fiscal 2010, the Company recorded a non-cash impairment charge of $21,642,000, or $13,039,000 after income tax, for the carrying value of the assets in excess of future net cash flows. Also, during fiscal 2010, we recorded settlement gains, net of attorney fees, of $667,000 related to litigation against former officers of a subsidiary and associated energy production companies.

Excluding the non-cash impairment charge and litigation gains, income before income taxes for the Energy Division decreased to $3,291,000 for fiscal 2011, compared to income of $15,249,000 for fiscal 2010. The decrease in income before income taxes was due to the impact on revenues from lower natural gas prices and the expiration of forward sales contracts as noted above, partially offset by depletion decreasing $8,340,000.

Other
	Fiscal Years Ended January 31,
(in thousands)	2011	2010
Revenues	$11,562	$3,783
Income before income taxes	1,470	308

Other revenues increased primarily as a result of revenues of $6,471,000 from machining and fabrication operations. The increase in income before income tax resulted primarily from energy service related projects.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $30,267,000 for fiscal 2011, compared to $28,889,000 for fiscal 2010. The increase was primarily due to an increase in incentive compensation of $2,950,000 based on increased earnings and an increase in consulting fees of $4,000,000 related to systems implementation and merger and acquisition projects. These increases were partially offset by a reduction of $4,980,000 in settlement charges recorded last year for the elimination of our hourly pension plan liabilities.

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

Depreciation, depletion and amortization increased to $57,679,000 for fiscal 2010 compared to $52,840,000 for fiscal 2009. The increase was primarily due to higher depletion in the Energy Division and depreciation on capital expenditures in the Water Infrastructure Division. The higher depletion is a result of reduced estimated proved oil and gas reserves due to lower spot gas prices, which are used in estimating future economic production.

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

The Company recorded income tax expense of $5,093,000 (an effective rate of 78.9%) and $21,266,000 (an effective rate of 44.8%) for fiscal 2010 and 2009, respectively. The effective rates exceeded statutory rates due to the impact of nondeductible expenses and the taxation of foreign income. The Company’s effective rate in both years was further impacted by lower pretax income as a result of the non-cash impairment charges in the Energy Division. Excluding the impairments and related tax benefits, the Company would have recorded income tax expense of $13,696,000 (an adjusted effective rate of 48.7%) and $32,719,000 (an adjusted effective rate of 43.0%) for each year. The higher adjusted effective rate in 2010 over 2009 resulted primarily from the impact of nondeductible expenses as adjusted pretax income declined.

Operating Segment Review of Operations

Water Infrastructure Division
	Fiscal Years Ended January 31,
(in thousands)	2010	2009
Revenues	$698,506	$766,957
Income before income taxes	33,017	48,399

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

The backlog in the Water Infrastructure Division was $554,211,000 as of January 31, 2010, compared to $427,863,000 as of January 31, 2009.

Mineral Exploration Division
	Fiscal Years Ended January 31,
(in thousands)	2010	2009
Revenues	$118,188	$188,918
Income before income taxes	11,149	39,260

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

Income before income taxes for the Mineral Exploration Division decreased 71.6% to $11,149,000 for fiscal 2010, compared to $39,260,000 for fiscal 2009. During fiscal 2010, we had two unusual items, receipt of a litigation settlement in Australia of $2,828,000 and increased non-income tax expense of $2,577,000 due to a reassessment of the recoverability of value added taxes and accruals for certain other business tax expenses in foreign jurisdictions. Operations in North America were profitable, partially offset by losses in Africa and Australia. The equity in earnings of affiliates declined at a slower rate than the remainder of the division, reflecting higher stability from certain longer term contracts. We have aggressively reduced staffing and other costs in dealing with the reduced market activity.

The increased revenue noted in the fourth quarter, along with the effect of cost reduction measures, produced income before income taxes of $3,855,000 as compared to $437,000 in the fourth quarter last year.

Energy Division
	Fiscal Years Ended January 31,
(in thousands)	2010	2009
Revenues	$45,940	$46,352
(Loss) before income taxes	(6,393)	(12,401)

Energy revenues decreased 0.9% to $45,940,000 for fiscal 2010, compared to revenues of $46,352,000 for fiscal 2009. Revenue on the forward sales contracts in place increased for the year, although it was more than offset by lower transportation revenue for third party gas.

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

Other
	Fiscal Years Ended January 31,
(in thousands)	2010	2009
Revenues	$3,783	$5,836
Income before income taxes	308	1,280

Activity in our other specialty operations was down as compared to last year primarily due to contracts in Canada and Africa last year that did not repeat.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $28,889,000 for fiscal 2010, compared to $25,486,000 for fiscal 2010. The increase for the year was due to $4,980,000 in additional expense in fiscal 2010 for settlement of our pension benefit obligations (see Note 11 of the Notes to Consolidated Financial Statements) partially offset by decreased expense for legal and professional fees and compensation related expenses.

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

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures. The Company’s primary source of liquidity has historically been cash from operations, supplemented by borrowings under its credit facilities.

The Company’s working capital as of January 31, 2011 and 2010, was $93,309,000 and $119,649,000, respectively. The Company’s cash and cash equivalents as of January 31, 2011 were $44,985,000, compared to $84,450,000 as of January 31, 2010. The decreased amount of cash and cash equivalents is primarily due to cash payments of $33,452,000 for acquisitions, net of cash acquired, and $20,000,000 for scheduled debt payments.  The Company believes it will have sufficient cash from operations and access to credit facilities to meet its operating cash requirements, make required debt payments, and fund its capital expenditures.  Funding for potential acquisitions will be evaluated based on the particular facts and circumstances of the opportunity.

The Company maintains an agreement (the “Master Shelf Agreement”) under which it may issue unsecured notes. Under the Master Shelf Agreement, the Company has an additional $50,000,000 of unsecured notes available to be issued before September 15, 2012. At January 31, 2011, the Company had $6,667,000 in notes outstanding under the Master Shelf Agreement.

As of January 31, 2011, the Company maintained an unsecured $200,000,000 revolving credit facility (the “Credit Agreement”) which extended to November 15, 2011. At January 31, 2011, the Company had letters of credit of $20,400,000 and $3,000,000 borrowings outstanding under the Credit Agreement resulting in available capacity of $176,600,000.

The Company’s Master Shelf Agreement and Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends.  These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants.  Significant financial maintenance covenants are fixed charge coverage ratio, maximum leverage ratio and minimum tangible net worth. Covenant levels and definitions are consistent between the two agreements.  The Company was in compliance with its covenants as of January 31, 2011, and expects to remain in compliance through the term of the agreements.

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

As of January 31, 2011 and 2010, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
(in thousands, except for ratio data)	2011	2011	2010	2010
Minimum fixed charge coverage ratio	2.58	1.50	2.23	1.50
Maximum leverage ratio	0.21	3.00	0.42	3.00
Minimum tangible net worth	$358,308	$312,158	$346,215	$296,266

On March 25, 2011, the Company entered into a new revolving credit facility (the “New Credit Agreement”). The unsecured $300,000,000 facility extends to March 25, 2016, and replaces the Credit Agreement, which was terminated. The Master Shelf Agreement remains in place. The New Credit Agreement contains similar financial maintenance covenants to the prior agreement, although a minimum tangible net worth is not required. The New Credit Agreement was entered into to extend the expiration period of the Company’s debt facilities and increase borrowing capacity.

Operating Activities

Cash provided by operating activities was $68,880,000, $93,955,000 and $92,026,000 for fiscal 2011, 2010 and 2009, respectively. The decrease from 2010 to 2011 was primarily due to working capital changes, including changes in customer receivables and costs and estimated earnings in excess of billings on uncompleted contracts. These working capital items typically turnover on average within a 90-day period, therefore, the 18.4% increase in revenues for fiscal 2011 required higher levels of working capital to support. The negative impact of these working capital items was partially offset by increased levels of accounts payable and accrued expenses.

Investing Activities

The Company’s capital expenditures, net of disposals, of $65,539,000 for the year ended January 31, 2011, were split between $62,665,000 to maintain and upgrade its equipment and facilities and $2,874,000 toward the Company’s unconventional natural gas exploration and production. This compares to equipment spending of $39,753,000 and natural gas exploration and production spending of $4,264,000 in the same period last year. The increase in equipment and facilities spending was due to equipment purchased to support the Company’s expansion into the injection well market in Florida and facilities expansion in the Southwest U.S. to support our water treatment product capabilities. Spending for the Company’s unconventional gas operations was reduced in fiscal 2011 as we scaled back production in reaction to lower gas prices available in our market. Should gas prices remain low, we intend to continue to hold back production and spend capital primarily to meet obligations under our leases.

For the year ended January 31, 2011, the Company invested $33,452,000 for acquired businesses, net of cash acquired, including $16,150,000 for a 50% interest in Diberil, $11,376,000 for Bencor, and $5,500,000 for Intevras. These investments were offset in part by the sale of Layne GeoBrazil, a wholly owned subsidiary, for a cash payment of $4,800,000 (see Note 3 of the Notes to Consolidated Financial Statements). This compares to acquisition related spending of $14,606,000 last year.  The Company intends to continue to evaluate acquisition opportunities to enhance its existing service offerings and to expand our geographic market.

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

Financing Activities

For the year ended January 31, 2011, the Company had incremental borrowings of $3,000,000 under its revolving credit facility and made $20,000,000 in scheduled debt payments on its Senior Notes.

The Company had no borrowings under its revolving credit facilities during the years ended January 31, 2010 and 2009, financing the business from operations and available cash. The Company made scheduled principal payments on the Senior Notes of $20,000,000 and $13,333,000 in fiscal 2010 and 2009, respectively.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments as of January 31, 2011, are summarized as follows:

	Payments/Expiration by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations and other
commercial commitments:
Senior notes	$6,667	$6,667	$-	$-	$-
Credit agreement	3,000	3,000	-	-	-
Interest payments	240	240	-	-	-
Software financing obligations	163	163	-	-	-
Operating leases	19,978	9,789	9,065	1,116	8
Mineral interest obligations	353	85	133	90	45
Income tax uncertainties	2,166	2,166	-	-	-
Total contractual obligations	32,567	22,110	9,198	1,206	53
Standby letters of credit	20,400	20,400	-	-	-
Asset retirement obligations	1,667	-	-	-	1,667
Total contractual obligations
and commercial commitments	$54,634	$42,510	$9,198	$1,206	$1,720

The Company expects to meet its cash contractual obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending on the Company’s leverage ratio. Interest is payable on the Senior Notes at a fixed interest rate of 5.40% (see Note 12 of the Notes to Consolidated Financial Statements). Interest payments have been included in the table above based only on outstanding balances on the Senior Notes as of January 31, 2011.

The Company’s New Credit Agreement, entered into on March 25, 2011, replacing the Credit Agreement, has variable interest payable at a LIBOR rate plus 1.25% to 2.25% or a base rate plus up to 1.25%.

The Company has income tax uncertainties in the amount of $14,329,000 at January 31, 2011, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolution of these items is uncertain, and accordingly the amounts have not been included in the table above.

The Company incurs additional obligations in the ordinary course of operations. These obligations, including but not limited to income tax payments, are expected to be met in the normal course of operations.

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

Oil and Gas Properties and Mineral Interests – The Company follows the full cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Capitalized costs are depleted based on units of production.

The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If the net book value of our oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. In accordance with changes in the SEC rules, beginning at our fiscal 2010 year end, application of the Ceiling Test requires pricing future revenues at the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements such as fixed-price physical delivery forward sales contracts. Considerations of the Ceiling Test prior to the fiscal 2010 year end used the period end price, as adjusted for contractual arrangements. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. See Note 4 of the Notes to Consolidated Financial Statements for a discussion of the impairments recorded in fiscal 2010 and 2009.

Reserve Estimates – The Company’s estimates of oil and natural gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing oil and natural gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material.

Goodwill – The Company accounts for goodwill in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” The impairment evaluation for goodwill is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The assumptions used in the estimates of fair value for the first step are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. The more significant assumptions, which are subject to change as a result of changing economic and competitive conditions, are as follows:

●
Anticipated future cash flows and long-term growth rates for each reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of long-term growth rates. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. The Company’s projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates.

●
Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in our industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate could change.

The Company’s goodwill balance was $103,378,000 as of January 31, 2011. Goodwill is evaluated at the reporting unit level, which may be the same as a reporting segment or a level below a reporting segment. The goodwill balance by reporting segment and reporting unit as of January 31, 2011 is as follows:

Operating Segment	Reporting Unit	Goodwill Balance
		(in thousands)
Water Infrastructure	Water Resources	$17,530
Water Infrastructure	Reynolds	74,277
Water Infrastructure	Geoconstruction	10,621
Energy	Energy	950
Total		$103,378

The fair value of the Water Resources, Reynolds, Geoconstruction and Energy reporting units substantially exceed their carrying value by over 20%.

Other Long-lived Assets – Long-lived assets, including amortizable intangible assets and the Company’s gas transportation facilities and equipment, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Factors we consider important which could trigger an impairment review include but are not limited to the following:

●	significant underperformance of our assets;

●	significant changes in the use of the assets; and

●	significant negative industry or economic trends.

The Company believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.

Allowance for Uncollectible Accounts Receivable – The Company makes ongoing estimates relating to the ability to collect its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and also considers a review of accounts receivable aging, industry trends, customer financial strength, credit standing, and payment history to assess the probability of collection. Since the Company cannot predict future changes in the financial stability of its customers, actual future losses from uncollectible accounts may differ from estimates. If the financial condition of the Company’s customers were to deteriorate, resulting in their inability to make payments, a larger allowance might be required which could have a material impact on the Company’s results of operations and financial position.

Accrued Insurance Expense – The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a retention limit. Estimates are recorded for health and welfare, property and casualty insurance costs that are associated with these programs. These costs are estimated based on actuarially determined projections of future payments under these programs. Should a greater amount of claims occur compared to what was estimated or medical costs increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs could be required.

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

Litigation and Other Contingencies – The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.

Share-based Compensation – The Company accounts for share-based awards in accordance with the framework established in the share-based compensation guidance. Share-based compensation is estimated for equity awards at fair value at the grant date. The Company determines the fair value of option awards using the Black-Scholes model. The Black-Scholes model requires various highly judgmental assumptions including the expected life, stock price volatility and the forfeiture rate. If any of the assumptions used in the model change significantly, share-based compensation expense may differ materially in the future from that recorded in the current period.

New Accounting Pronouncements – See Note 18 of the Notes to Consolidated Financial Statements for a discussion of new accounting pronouncements and their impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rate risk on variable rate debt, foreign exchange rate risk that could give rise to translation and transaction gains and losses and fluctuations in the prices of oil and natural gas.

Interest Rate Risk

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is included in Note 12 of the Notes to Consolidated Financial Statements of this Form 10-K. As of January 31, 2011, an instantaneous change in interest rates of one percentage point would impact the Company’s annual interest expense by approximately $30,000.  The Company did not have any variable rate debt outstanding as of January 31, 2010 and 2009.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The operations are described in Notes 1 and 3 to the Consolidated Financial Statements. The Company’s affiliates also operate in South America and Mexico (see Note 3 of the Notes to Consolidated Financial Statements). The majority of the Company’s contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 13 of the Notes to Consolidated Financial Statements). As of January 31, 2011, the Company did have any outstanding foreign currency option contracts.

As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would impact income before income taxes by approximately $394,000, $131,000 and $585,000 for the years ended January 31, 2011, 2010 and 2009, respectively. This represents approximately 10% of the income before income taxes of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

Foreign exchange gains and losses in the Company’s Consolidated Statements of Income reflect transaction gains and losses and translation gains and losses from the Company’s Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange (losses) gains for the years ended January 31, 2011, 2010 and 2009, were ($458,000), ($802,000) and $91,000, respectively.

Commodity Price Risk

The Company is exposed to fluctuations in the prices of oil and natural gas, which impact the sale of the Energy Division’s oil and unconventional gas production. The prices of oil and natural gas are volatile and the Company enters into fixed-price physical contracts, if available at attractive prices, to cover a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. The Company generally intends to maintain contracts in place to cover 50% to 75% of its production. As of January 31, 2011, the Company did not have any of these contracts in place due to continued low prices in the forward sales markets. The Company intends to continue monitoring forward sales prices and will reevaluate its forward sales commitments accordingly over the course of fiscal 2012.

The Company estimates that a 10% change in the prices of oil and natural gas would have impacted income before taxes by approximately $252,000 for the year ended January 31, 2011, based on the Company’s production which was sold on a spot market basis during the year. This measure is exclusive of any potential impact on its impairment computation.

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

Management is also responsible for maintaining a system of internal accounting controls with the objectives of providing reasonable assurance that the Company’s assets are safeguarded against material loss from unauthorized use or disposition, and that authorized transactions are properly recorded to permit the preparation of accurate financial data. However, limitations exist in any system of internal controls based on recognition that the cost of the system should not exceed its benefits. The Company believes its system of accounting controls, of which its internal auditing function is an integral part, accomplishes the stated objectives.

The Audit Committee of the Board of Directors, composed of outside directors, meets periodically with management, the Company’s independent accountants and internal auditors to review matters related to the Company’s financial statements, internal audit activities, internal accounting controls and non-audit services provided by the independent accountants. The independent accountants and internal auditors have full access to the Audit Committee and meet with it, both with and without management present, to discuss the scope and results of their audits, including internal controls, audit and financial matters.

/s/A. B. Schmitt	/s/Jerry W. Fanska

Andrew B. Schmitt	Jerry W. Fanska
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas

We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries at January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for oil and gas reserve estimation and related required disclosures on January 31, 2010, with the implementation of new accounting guidance.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 15, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Kansas City, Missouri
April 15, 2011

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
(in thousands)	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$44,985	$84,450
Customer receivables, less allowance of $8,628 and $7,425, respectively	142,816	106,056
Costs and estimated earnings in excess of billings on uncompleted contracts	82,569	83,712
Inventories	29,542	25,637
Deferred income taxes	20,824	18,324
Income taxes receivable	8,633	3,761
Restricted deposits-current	3,966	1,415
Other	10,811	6,996
Total current assets	344,146	330,351

Property and equipment:
Land	12,631	12,056
Buildings	36,466	34,539
Machinery and equipment	441,588	378,868
Gas transportation facilities and equipment	40,886	40,748
Oil and gas properties	97,737	95,252
Mineral interests in oil and gas properties	22,261	21,939
	651,569	583,402
Less - Accumulated depreciation and depletion	(391,713)	(350,630)
Net property and equipment	259,856	232,772

Other assets:
Investment in affiliates	69,152	44,073
Goodwill	103,378	92,532
Other intangible assets, net	26,453	19,649
Restricted deposits-long term	3,001	3,151
Other	10,666	8,427
Total other assets	212,650	167,832

Total assets	$816,652	$730,955

See Notes to Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	January 31,	January 31,
(in thousands, except per share data)	2011	2010
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$98,933	$87,818
Current maturities of long term debt	9,667	20,000
Accrued compensation	44,584	33,572
Accrued insurance expense	9,579	9,255
Other accrued expenses	22,422	16,779
Acquisition escrow obligation-current	3,966	1,415
Income taxes payable	12,126	4,219
Billings in excess of costs and estimated earnings on uncompleted contracts	49,560	37,644
Total current liabilities	250,837	210,702

Noncurrent and deferred liabilities:
Long-term debt	-	6,667
Accrued insurance expense	11,609	10,759
Deferred income taxes	26,782	17,761
Acquisition escrow obligation-long term	3,001	3,151
Other	20,499	15,042
Total noncurrent and deferred liabilities	61,891	53,380
Contingencies

Stockholders' equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,540 and 19,435
shares issued and outstanding, respectively	195	194
Capital in excess of par value	347,307	342,952
Retained earnings	159,709	129,718
Accumulated other comprehensive loss	(5,809)	(6,066)
Total Layne Christensen Company stockholders' equity	501,402	466,798
Noncontrolling interests	2,522	75
Total equity	503,924	466,873

Total liabilities and stockholders' equity	$816,652	$730,955

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended January 31,
(in thousands, except per share data)	2011	2010	2009
Revenues	$1,025,659	$866,417	$1,008,063
Cost of revenues (exclusive of depreciation, depletion,
amortization, and impairment shown below)	(787,289)	(661,552)	(756,083)
Selling, general and administrative expenses	(142,808)	(128,244)	(136,687)
Depreciation, depletion and amortization	(53,468)	(57,679)	(52,840)
Impairment of oil and gas properties	-	(21,642)	(28,704)
Litigation settlement gains	-	3,495	2,173
Equity in earning of affiliates	13,153	8,198	14,089
Interest expense	(1,594)	(2,734)	(3,614)
Other income, net	515	199	1,041
Income before income taxes	54,168	6,458	47,438
Income tax expense	(22,581)	(5,093)	(21,266)
Net income	31,587	1,365	26,172
Net (income) loss attributable to noncontrolling interests	(1,596)	-	362
Net income attributable to Layne Christensen Company	$29,991	$1,365	$26,534

Earnings per share information attributable to
Layne Christensen shareholders:
Basic income per share	$1.55	$0.07	$1.38

Diluted income per share	$1.53	$0.07	$1.37

Weighted average shares outstanding - basic	19,393	19,328	19,191
Dilutive stock options and unvested shares	185	94	195
Weighted average shares outstanding - dilutive	19,578	19,422	19,386

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except per share data)	Shares	Amount	Par Value	Earnings	Loss	Equity	Interests	Total
Balance January 31, 2008	19,160,716	192	$328,301	$101,866	$(6,987)	$423,372	$398	$423,770
Comprehensive income:
Net income (loss)	-	-	-	26,534	-	26,534	(362)	26,172
Other comprehensive income (loss):
Foreign currency translation adjustments,
net of income tax expense of $844	-	-	-	-	(2,549)	(2,549)	-	(2,549)
Change in unrealized loss on foreign
exchange contracts, net of income tax
benefit of $62	-	-	-	-	(96)	(96)	-	(96)
Change in unrecognized pension liability,
net of income tax benefits of $271	-	-	-	-	(421)	(421)	-	(421)
Comprehensive income						23,468	(362)	23,106
Issuance of nonvested shares	38,584	-	-	-	-	-	-	-
Treasury stock purchased and subsequently
cancelled	(5,357)	-	(245)	-	-	(245)	-	(245)
Cumulative effect of adoption of new pension
guidance	-	-	-	(47)	-	(47)	-	(47)
Issuance of stock upon exercise of options	189,033	2	3,321	-	-	3,323	-	3,323
Income tax benefit on exercise of options	-	-	2,067	-	-	2,067	-	2,067
Share-based compensation	-	-	4,084	-	-	4,084	-	4,084
Contribution of noncontrolling interests	-	-	-	-	-	-	39	39
Balance January 31, 2009	19,382,976	194	337,528	128,353	(10,053)	456,022	75	456,097
Comprehensive income:
Net income	-	-	-	1,365	-	1,365	-	1,365
Other comprehensive income:
Foreign currency translation adjustments,
net of income tax expense of $1,324	-	-	-	-	2,936	2,936	-	2,936
Change in unrealized gain on foreign
exchange contracts, net of income tax
expense of $22	-	-	-	-	34	34	-	34
Change in unrecognized pension liability,
net of income tax benefits of $650	-	-	-	-	1,017	1,017	-	1,017
Comprehensive income						5,352	-	5,352
Issuance of nonvested shares	12,771	-	-	-	-	-	-	-
Treasury stock purchased and subsequently								-
cancelled	(5,374)	-	(113)	-	-	(113)	-	(113)
Issuance of stock upon exercise of options	32,159	-	524	-	-	524	-	524
Income tax benefit on exercise of options	-	-	83	-	-	83	-	83
Income tax deficiency upon vesting of
restricted shares	-	-	(191)	-	-	(191)	-	(191)
Share-based compensation	-	-	4,841	-	-	4,841	-	4,841
Issuance of stock upon acquisition						-		-
of business	12,677	-	280	-	-	280	-	280
Balance January 31, 2010	19,435,209	194	342,952	129,718	(6,066)	466,798	75	466,873
Comprehensive income:
Net income	-	-	-	29,991	-	29,991	1,596	31,587
Other comprehensive income:
Foreign currency translation adjustments,
net of income tax expense of $26	-	-	-	-	195	195	-	195
Change in unrealized gain on foreign
exchange contracts, net of income tax
expense of $40	-	-	-	-	62	62	-	62
Comprehensive income						30,248	1,596	31,844
Issuance of nonvested shares	58,709	1	(1)	-	-	-	-	-
Forfeiture of nonvested shares	(1,824)	-	-	-	-	-	-	-
Treasury stock purchased and subsequently								-
cancelled	(5,441)	-	(136)	-	-	(136)	-	(136)
Issuance of stock upon exercise of options	53,380	-	896	-	-	896	-	896
Income tax benefit on exercise of options	-	-	224	-	-	224	-	224
Income tax deficiency upon vesting of
restricted shares	-	-	(127)	-	-	(127)	-	(127)
Noncontrolling interests of current year
acquisition	-	-	-	-	-	-	851	851
Share-based compensation	-	-	3,499	-	-	3,499	-	3,499
Balance January 31, 2011	19,540,033	$195	$347,307	$159,709	$(5,809)	$501,402	$2,522	$503,924

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended January 31,
(in thousands)	2011	2010	2009
Cash flow from operating activities:
Net income	$31,587	$1,365	$26,172
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	53,468	57,679	52,840
Deferred income taxes	(115)	(12,968)	3,166
Share-based compensation	3,499	4,841	4,084
Share-based compensation excess tax benefit	(224)	(75)	(1,911)
Equity in earnings of affiliates	(13,153)	(8,198)	(14,089)
Dividends received from affiliates	4,225	5,098	2,951
Gain from disposal of property and equipment	(896)	(147)	(30)
Impairment of oil and gas properties	-	21,642	28,704
Non-cash litigation settlement gain	-	(2,868)	-
Changes in current assets and liabilities, (exclusive of effects of acquisitions):
(Increase) decrease in customer receivables	(27,214)	25,951	13,735
Decrease (increase) in costs and estimated earnings in excess
of billings on uncompleted contracts	3,164	(4,770)	(1,531)
(Increase) decrease in inventories	(4,004)	6,128	(10,867)
(Increase) decrease in other current assets	(11,200)	4,279	(4,949)
Increase (decrease) in accounts payable and accrued expenses	27,311	(11,760)	(8,478)
Increase in billings in excess of costs and
estimated earnings on uncompleted contracts	1,259	7,845	2,615
Other, net	1,173	(87)	(386)
Cash provided by operating activities	68,880	93,955	92,026
Cash flow from investing activities:
Additions to property and equipment	(64,329)	(40,561)	(51,416)
Additions to gas transportation facilities and equipment	(138)	(923)	(6,739)
Additions to oil and gas properties	(2,414)	(2,649)	(19,786)
Additions to mineral interests in oil and gas properties	(322)	(692)	(3,082)
Acquisition of businesses, net of cash acquired	(16,876)	(13,257)	(7,070)
Investment in foreign affiliate	(16,150)	-	-
Payment of cash purchase price adjustments on prior year acquisitions	(426)	(1,349)	(33)
Proceeds from sale of business	4,800	-	-
Proceeds from disposal of property and equipment	1,664	808	1,172
Deposit of cash into restricted accounts	-	-	(15,200)
Release of cash from restricted accounts	1,156	515	16,126
Distribution of restricted cash for prior year acquisitions	(1,156)	(515)	(926)
Cash used in investing activities	(94,191)	(58,623)	(86,954)
Cash flow from financing activities:
Borrowing under revolving facility	3,000	-	-
Repayments of long term debt	(20,000)	(20,000)	(13,333)
Issuance of common stock upon exercise of stock options	896	524	3,323
Excess tax benefit on exercise of share-based instruments	224	75	1,911
Purchases and retirement of treasury stock	(136)	(113)	(245)
Contribution by noncontrolling interest	-	-	39
Cash used in financing activities	(16,016)	(19,514)	(8,305)
Effects of exchange rate changes on cash	1,862	1,467	(2,670)
Net (decrease) increase in cash and cash equivalents	(39,465)	17,285	(5,903)
Cash and cash equivalents at beginning of year	84,450	67,165	73,068
Cash and cash equivalents at end of year	$44,985	$84,450	$67,165

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of Business – Layne Christensen Company and subsidiaries (together, the “Company”) provide drilling and construction services and related products in two principal markets: water infrastructure and mineral exploration, as well as being a producer of oil and unconventional natural gas for the energy market. The Company operates throughout North America as well as in Africa, Australia, Brazil, and Italy. Its customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and agribusiness. The Company has ownership interest in certain foreign affiliates operating in South America, with facilities in Chile, Peru, Uruguay and Brazil (see Note 3).

Fiscal Year – References to years are to the fiscal years then ended.

Investment in Affiliated Companies – Investments in affiliates (20% to 50% owned) in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.

Principles of Consolidation – The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions have been eliminated. Financial information for the Company’s affiliates and certain foreign subsidiaries is reported in the Company’s Consolidated Financial Statements with a one-month lag in reporting periods and use a December 31 year-end, primarily to match the local countries’ statutory reporting requirements. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. The Company has evaluated subsequent events through the time of the filing of these Consolidated Financial Statements.

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

Net foreign currency transaction (losses) gains for 2011, 2010 and 2009 were ($458,000), ($802,000) and $91,000, respectively, and are recorded in other income (expense), net in the accompanying consolidated statements of income.

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

Property and Equipment and Related Depreciation – Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $45,540,000, $42,059,000 and $39,432,000 in 2011, 2010 and 2009, respectively. The lives used for the items within each property classification are as follows:

Years
Buildings	15 - 35
Machinery and equipment	3 - 10
Gas transportation facilities and equipment	15

Oil and Gas Properties and Mineral Interests – The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Capitalized costs are depleted based on units of production. Depletion expense was $5,652,000, $13,992,000 and $11,816,000 in 2011, 2010 and 2009, respectively.

The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If our net book value of oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Beginning with our fiscal 2010 year end, application of the Ceiling Test requires pricing future revenues at the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period to the end of the reporting period, unless prices are defined by contractual arrangements such as fixed-price physical delivery forward sales contracts. Considerations of the Ceiling Test prior to fiscal 2010 year end used the period end price, as adjusted for contractual arrangements. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. See Note 4 for a discussion of the impairments recorded.

Reserve Estimates – The Company’s estimates of oil and gas reserves, by necessity, are projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing oil and gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material.

On December 31, 2008, the SEC adopted the final rules and interpretations updating its oil and gas reserves reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the Petroleum Resource Management System, which is a widely accepted set of evaluation guidelines that are designed to support assessment processes throughout the resource asset lifecycle. These guidelines were prepared by the Society of Petroleum Engineers (“SPE”) Oil and Gas Reserves Committee with cooperation from many industry organizations. One of the key changes to the previous SEC rules relates to using a 12-month average commodity price to calculate the value of proved reserves versus the prior method of using year-end prices. Other key revisions include the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, the opportunity to establish proved undeveloped reserves without the requirement of an adjacent producing well and permitting disclosure of probable and possible reserves. The new SEC rules, which were incorporated into ASC Topic 932, were effective as of January 31, 2010 and were reflected herein as a change in accounting principle that is inseparable from a change in accounting estimate.

Goodwill – The Company accounts for goodwill in accordance with ASC Topic 350, “Intangibles – Goodwill and Other.” The impairment evaluation for goodwill is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The assumptions used in the estimates of fair value for the first step are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. The more significant assumptions, which are subject to change as a result of changing economic and competitive conditions, are as follows:

●
Anticipated future cash flows and long-term growth rates for each reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of long-term growth rates. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. The Company’s projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates.

●
Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in our industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate could change.

Intangible Assets – Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from one to 40 years. The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.

The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.

Other Long-lived Assets – Long-lived assets, including amortizable intangible assets and the Company’s gas transportation facilities and equipment, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Factors we consider important which could trigger an impairment review include but are not limited to the following:

●	significant underperformance of our assets;

●	significant changes in the use of the assets; and

●	significant negative industry or economic trends.

The Company believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.

Cash and Cash Equivalents – The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits – Restricted deposits consist of escrow funds associated with acquisitions as described in Note 2 of the Notes to Consolidated Financial Statements.

Allowance for Uncollectible Accounts Receivable – The Company makes ongoing estimates relating to the collectibility of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and also considers a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection.

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

Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable approximate fair value at January 31, 2011 and 2010, because of the relatively short maturity of those instruments. See Note 12 for disclosure regarding the fair value of indebtedness of the Company, Note 13 for disclosure regarding the fair value of derivative instruments and Note 14 for other fair value disclosures.

Litigation and Other Contingencies – The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. We record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.

Derivatives – The Company follows guidance within ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), which requires derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The Company accounts for its hedges of certain forecasted foreign currency costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, until the hedged item is recognized in operations. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in operations. In addition, the Company periodically enters into fixed-price natural gas contracts to manage fluctuations in the price of natural gas. These contracts result in the Company physically delivering gas, and as a result, are exempt from the requirements of ASC Topic 815 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts (see Note 13 for disclosure regarding the fair value of derivative instruments). The Company does not enter into derivative financial instruments for speculative or trading purposes.

Supplemental Cash Flow Information –The amounts paid for income taxes and interest are as follows:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Income taxes	$20,165	$13,000	$18,843
Interest	1,676	2,813	3,054

The Company had earnings on restricted deposits of $9,000, $2,000 and $30,000 for 2011, 2010 and 2009, respectively, which were treated as a non-cash item as they were restricted for the account of the escrow beneficiaries.

Also, in fiscal 2010, the Company received land and buildings valued at $2,828,000 in a non-cash settlement of a legal dispute in Australia, and made a non-cash distribution of $280,000 of common stock for a prior year acquisition. See Note 6 for discussion of legal settlements and Note 2 for a discussion of acquisition activity.

During fiscal year 2009, the Company entered into financing obligations for software licenses amounting to $1,298,000, payable over three years. The associated assets are recorded as Other Intangible Assets, net in the balance sheet.

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

The Company’s estimate of uncertainty in income taxes is based on the framework established in the accounting for income taxes guidance. This guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws and experience in managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on our tax return and the benefit reflected in the financial statements is recorded as a liability in the consolidated balance sheet.  This liability is updated at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities.

Earnings Per Share – Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. Options to purchase 421,270, 453,630 and 176,149 shares have been excluded from weighted average shares in 2011, 2010 and 2009, respectively, as their effect was antidilutive. A total of 49,076, 67,975 and 73,587 nonvested shares have been excluded from weighted average shares in 2011, 2010 and 2009, respectively, as their effect was antidilutive.

Share-Based Compensation – The Company follows the guidance codified within ASC Topic 718, “Compensation-Stock Compensation” (“ASC Topic 718”), under the modified prospective method and recognizes the cost of all share-based instruments in the financial statements using a fair-value measurement of compensation expense related to all share-based instruments over the term expected to be benefited by the instrument. As of January 31, 2011, the Company had unrecognized compensation expense of $1,647,000 to be recognized over a weighted average period of 1.29 years. The Company determines the fair value of share-based compensation using the Black-Scholes model.

Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the stock expire.

Other Comprehensive Loss – Accumulated balances, net of income taxes, of Other Comprehensive Loss are as follows:

(in thousands)	Cumulative Translation Adjustment	Unrecognized Pension Liability	Unrealized Loss on Exchange Contracts	Accumulated Other Comprehensive Loss
Balance January 31, 2009	$(8,940)	$(1,017)	$(96)	$(10,053)
Period change, net of income tax	2,936	1,017	34	3,987
Balance January 31, 2010	(6,004)	-	(62)	(6,066)
Period change, net of income tax	195	-	62	257
Balance January 31, 2011	$(5,809)	$-	$-	$(5,809)

(2) Acquisitions

Fiscal Year 2011

The Company completed three acquisitions during fiscal 2011 as described below:

●
On July 15, 2010, the Company acquired a 50% interest in Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay).  Diberil, with operations in Sao Paulo, Brazil, and Montevideo, Uruguay, is one of the largest providers of specialty foundation and specialized marine geotechnical services in South America and will expand our geoconstruction capabilities into these geographic markets.  The Company will account for Diberil as an equity method investment (see Note 3).

●
On July 27, 2010, the Company acquired certain assets of Intevras Technologies, LLC (“Intevras”), a Texas based company focused on the treatment, filtration, handling and evaporative crystallization and disposal of industrial wastewaters, which will expand our offerings in the industrial water market.

●
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

Acquisition related costs of $381,000 for Bencor and $65,000 for Intevras were recorded as an expense in the periods in which the costs were incurred. The purchase price for each acquisition has been allocated based on an assessment of the fair value of the assets and liabilities acquired, based on the Company’s internal operational assessments and other analyses which are Level 3 measurements. The Bencor purchase price allocation for the estimated fair value of identifiable intangible assets and noncontrolling interests is provisional pending completion of further valuation analyses. Any revisions will be recorded by the Company as further adjustments to the purchase price allocation.

Based on the Company’s allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective closing dates:

(in thousands)	Intevras	Bencor		Total
Working capital	$113	$8,683		$8,796
Property and equipment	556	18,451		19,007
Goodwill	1,891	8,529	*	10,420
Other intangible assets	4,040	5,040	*	9,080
Other assets	-	39		39
Deferred taxes	-	(7,023)		(7,023)
Other noncurrent liabilities	-	(795)		(795)
Noncontrolling interests
in subsidiary of Bencor	-	(851	)*	(851)
Total purchase price	$6,600	$32,073		$38,673
* Provisional amounts

The intangible assets of Intevras consist of patents valued at $3,840,000 with a weighted-average useful life of 9 years and a tradename valued at $200,000 with a useful life of 10 years. The intangible assets of Bencor consist of customer backlog valued at $3,220,000 with a weighted average useful life of 18 months, a tradename valued at $1,140,000 with a useful life of 10 years and non-compete agreements valued at $680,000 with a useful life of 6 years. The $10,420,000 of aggregate goodwill was assigned to the Water Infrastructure Division. The purchase prices in excess of the value of Intevras’ and Bencor’s net assets reflect the strategic value the Company placed on the businesses. The Company believes it will benefit from synergies as these acquired businesses are integrated with the Company’s existing operations  Goodwill associated with the Intevras acquisition is expected to be deductible for tax purposes. Goodwill associated with the Bencor acquisition is not deductible for tax purposes.

The results of operations of the acquired entities have been included in the Company’s consolidated statements of income commencing on the closing date. Bencor contributed revenues and income before income taxes to the Company for the period from October 22, 2010, through January 31, 2011, of $20,839,000 and $8,214,000, respectively. Revenue and income before income taxes for Intevras since its respective closing date, were not significant. Pro forma amounts related to Intevras for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.

Assuming Bencor had been acquired at the beginning of each period, the unaudited pro forma consolidated revenues, net income, and net income per share of the Company would be as follows:

	Years Ended January 31,
(in thousands, except per share data)	2011	2010
Revenues	$1,061,148	$899,199

Net income	33,842	2,370

Basic income per share	$1.75	$0.12
Diluted income per share	$1.73	$0.12

The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future.

In addition to the above acquisitions, the Company paid $426,000 as contingent earnout consideration on prior year acquisitions. On November 30, 2007, the Company acquired certain assets and liabilities of SolmeteX Inc. (“SolmeteX”), a water and wastewater research and development business and supplier of wastewater filtration products to the dental market. In addition to the initial purchase price, there was contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which was based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Amounts paid pursuant to the SolmeteX Earnout Amount were accounted for as additional purchase consideration. The contingent earnout consideration earned by SolmeteX was $689,000, of which $33,000 was paid in fiscal 2009, $229,000 was paid in fiscal 2010 and $426,000 was paid in fiscal 2011.

Fiscal Year 2010

The Company completed three acquisitions during fiscal 2010 as described below:

●
On December 9, 2009, the Company acquired certain assets of MCL Technology Corporation (“MCL”), an Arizona-based provider of commercial and industrial reverse osmosis, deionization and filtration services.

●
On October 30, 2009, the Company acquired 100% of the stock of W.L. Hailey & Company, Inc. (“Hailey”), a water and wastewater solutions firm in Tennessee. The operation was combined with similar service lines and serves to foster the Company’s further expansion of these product lines into the southeast.

●	On May 1, 2009, the Company acquired equipment and other assets of Meadow Equipment Sales & Service, Inc. (“Meadow”), a construction company operating primarily in the Midwestern United States.

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

The identifiable intangible assets associated with Meadow consist of non-compete agreements valued at $25,000 and have a weighted-average life of three years. The identifiable intangible assets associated with MCL consist of design efficiencies that provide a margin advantage over competitors valued at $164,000 and have a weighted-average life of five years. The $858,000 of aggregate goodwill was assigned to the Water Infrastructure Division and is expected to be deductible for tax purposes.

The results of operations of the acquired entities have been included in the Company’s consolidated statements of income commencing with the respective closing dates. Hailey contributed revenues and income before income taxes to the Company for the period from October 30, 2009, through January 31, 2010, of $11,581,000 and $149,000, respectively, and, for the year ended January 31, 2011, of $78,719,000 and $942,000, respectively. Revenue and income before income taxes for Meadow and MCL, since their respective closing dates, were not significant.

Pro forma amounts related to Meadow and MCL for periods prior to the acquisitions have not been presented since the acquisitions would not have had a significant effect on the Company’s consolidated revenues or net income. Assuming Hailey had been acquired as of the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

	Years Ended January 31,
(in thousands, except per share data)	2010	2009
Revenues	$920,792	$1,078,314

Net income	3,454	28,009

Basic income per share	$0.18	$1.46
Diluted income per share	$0.18	$1.44

The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future.

On June 16, 2006 the Company acquired 100% of the outstanding stock of Collector Wells International, Inc. (“CWI”), a privately held specialty water services company that designs and constructs water supply systems. Under the terms of the purchase, there was contingent consideration up to a maximum of $1,400,000 (the “Earnout Amount”), which was based on a percentage of the amount by which CWI’s earnings before interest, taxes, depreciation and amortization exceeded a threshold amount during the 36 months following the acquisition. During June 2009, the Company determined that the maximum consideration was achieved and settled the Earnout Amount, consisting of $1,120,000 in cash and $280,000 of Layne common stock, valued based on the average closing price of the five trading days ending June 9, 2009. The Company paid the cash portion of the settlement on July 10, 2009, and issued 12,677 shares of Layne common stock in payment of the stock portion. The Earnout Amount has been accounted for as additional purchase consideration and accordingly, in July 2009, the Company recorded $1,400,000 of additional goodwill, which is not expected to be deductible for tax purposes.

Fiscal Year 2009

The Company completed three acquisitions during the fiscal 2009 year as described below:

●
On October 24, 2008, the Company acquired 100% of the stock of Meadors Construction Co., Inc. (“Meadors”), a construction company operating primarily in Florida. The operation was combined with similar service lines and serves to foster our further expansion into Florida and the southeast.

●	On August 7, 2008, the Company acquired certain assets and liabilities of Moore & Tabor, a geotechnical construction firm operating in California.

●	On May 5, 2008, the Company acquired certain assets and liabilities of Wittman Hydro Planning Associates (“WHPA”), a water consulting firm specializing in hydrologic systems modeling and analysis.

The aggregate purchase price of $8,925,000, comprised cash of $8,815,000 ($1,150,000 of which was placed in escrow to secure certain representations, warranties and idemnifications under the purchase agreements) and expenses of $110,000, was as follows:

(in thousands)	Meadors	Moore & Tabor	WHPA	Total
Cash purchase price	$4,536	$1,785	$2,494	$8,815
Contingent consideration	53	33	24	110
Total purchase price	$4,589	$1,818	$2,518	$8,925

Escrow deposits	$700	$150	$300	$1,150

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

The identifiable intangible assets associated with Meadors consist of non-compete agreements valued at $60,000 and have a weighted-average life of two years. The identifiable intangible assets associated with WHPA consist of patents valued at $250,000, and have a weighted-average life of 15 years. The $4,290,000 of aggregate goodwill was assigned to the Water Infrastructure Division and is expected to be deductible for tax purposes.

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

(3) Investments in Affiliates

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

The Company’s investments in affiliates are carried at the fair value of the investment considered at the date acquired, plus the Company’s equity in undistributed earnings from that date. These affiliates, other than Diberil, generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies. A summary of affiliates and percentages owned are as follows as of January 31, 2011:

Percentage Owned
Christensen Chile, S.A. (Chile)	50.00%
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Boytec, S.A. (Panama)	50.00
Plantel Industrial S.A. (Chile)	50.00
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)	50.00
Geoductos Chile, S.A. (Chile)	50.00
Boytec, S.A. (Columbia)	50.00
Centro Internacional de Formacion S.A. (Chile)	50.00
Diberil Sociedad Anónima (Uruguay)	50.00
Diamantina Christensen Trading (Panama)	42.69
Boyles Bros. do Brasil Ltd. (Brazil)	40.00
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boyles Bros., Diamantina, S.A. (Peru)	29.49
Mining Drilling Fluids (Panama)	25.00
Geoestrella S.A. (Chile)	25.00

Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates as of January 31, 2011, 2010 and 2009, and for the years then ended, was as follows:

	As of and Years Ended January 31,
(in thousands)	2011	2010	2009
Balance sheet data:
Current assets	$148,069	$96,509	$99,533
Noncurrent assets	84,622	62,484	62,570
Current liabilities	86,051	49,044	59,844
Noncurrent liabilities	14,951	11,748	13,319
Income statement data:
Revenues	329,932	227,642	301,268
Gross profit	67,545	41,701	58,933
Operating income	39,191	23,115	40,081
Net income	29,768	16,841	32,626

The Company had no significant transactions or balances with its affiliates that resulted in amounts being included in the Consolidated Financial Statements as of January 31, 2011, 2010 and 2009, and for the years then ended.

The Company’s equity in undistributed earnings of the affiliates totaled $38,358,000, $29,428,000 and $26,328,000 as of January 31, 2011, 2010 and 2009, respectively.

(4) Impairment of Oil and Gas Properties

As of the end of each reporting period, the Company is required to assess the carrying value of its oil and gas properties under guidelines of the SEC, as more fully described in Note 1 (“the Ceiling Test”). Gas prices per Mcf used in the determinations as of January 31, 2011, 2010 and 2009, were $3.94, $3.24 and $3.29, respectively. As a result of the Ceiling Test, we recorded impairments of our oil and gas properties of $21,642,000 in the second quarter of fiscal 2010 and $26,690,000 in the fourth quarter of fiscal 2009. The impairment in the second quarter of fiscal 2010 was based on a gas price of $2.89 per Mcf. There were no such impairments in the 2011 fiscal year.

We also recorded an impairment of $2,014,000 in the third quarter of fiscal 2009 related to the Company’s exploration project in Chile, begun in 2008. Following initial core testing and further evaluation of infrastructure requirements, it was determined that recovery of the Company’s investment was not likely and the costs were written off.

(5) Goodwill and Other Intangible Assets

Other intangible assets consisted of the following as of January 31:

	2011			2010
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$20,302	$(3,896)	28	$18,962	$(3,086)	29
Customer/contract-related	3,220	(488)	1	332	(332)	-
Patents	6,992	(1,155)	12	3,152	(755)	15
Non-competition agreements	1,144	(454)	6	464	(423)	2
Other	2,754	(1,966)	13	2,754	(1,419)	12
Total intangible assets	$34,412	$(7,959)		$25,664	$(6,015)

Total amortization expense for other intangible assets was $2,276,000, $1,542,000 and $1,536,000 in 2011, 2010 and 2009, respectively. Amortization expense for the subsequent five fiscal years is estimated as follows:

(in thousands)	Amount
2012	$3,709
2013	2,425
2014	1,609
2015	1,603
2016	1,576

Of the total goodwill as of January 31, 2011 and 2010, $22,089,000 and $20,618,000, respectively, is expected to be tax deductible.

The carrying amount of goodwill attributed to each operating segment was as follows:

(in thousands)	Energy	Water Infrastructure	Total
Balance January 31, 2009	$950	$89,079	$90,029
Additions	-	2,503	2,503
Balance January 31, 2010	950	91,582	92,532
Additions	-	10,846	10,846
Balance January 31, 2011	$950	$102,428	$103,378

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

(7) Other Income

Other income consisted of the following:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Gain from disposal of property and equipment	$896	$147	$30
Interest income	201	458	1,065
Currency exchange (loss) gain	(458)	(802)	91
Other	(124)	396	(145)
Total	$515	$199	$1,041

(8) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:

	As of January 31,
(in thousands)	2011	2010
Cost incurred on uncompleted contracts	$1,190,800	$1,008,409
Estimated earnings	255,412	207,005
	1,446,212	1,215,414
Less: Billing to date	1,413,203	1,169,346
Total	$33,009	$46,068

Included in accompanying balance sheets
under the following captions:
Costs and estimated earnings in excess
of billing on uncompleted contracts	$82,569	$83,712
Billings in excess of costs and estimated
earnings on uncompleted contracts	(49,560)	(37,644)
Total	$33,009	$46,068

The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2011 and 2010, the Company held unbilled contract retainage amounts of $35,351,000 and $40,601,000, respectively.

(9) Income Taxes

Income before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Domestic	$14,968	$1,651	$25,962
Foreign	39,200	4,807	21,476
Total	$54,168	$6,458	$47,438

Components of income tax expense are as follows:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Currently due:
U.S. federal	$6,957	$10,226	$7,696
State and local	2,460	3,044	1,820
Foreign	13,279	5,895	8,433
	22,696	19,165	17,949
Deferred:
U.S. federal	(189)	(11,933)	1,355
State and local	(360)	(2,459)	1,085
Foreign	434	320	877
	(115)	(14,072)	3,317

Total	$22,581	$5,093	$21,266

Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company’s assets and liabilities. The sources of these differences and their cumulative tax effects are as follows as of January 31:

	2011			2010
(in thousands)	Assets	Liabilities	Total	Assets	Liabilities	Total
Contract income	$1,097	$-	$1,097	$1,371	$-	$1,371
Inventories	1,625	(399)	1,226	2,177	(228)	1,949
Accrued insurance	3,680	-	3,680	4,770	-	4,770
Other accrued liabilities	3,774	-	3,774	1,884	-	1,884
Prepaid expenses	-	(951)	(951)	-	(674)	(674)
Bad debts	3,355	-	3,355	2,895	-	2,895
Employee compensation	8,194	-	8,194	5,619	-	5,619
Other	543	(94)	449	771	(261)	510
Total current	22,268	(1,444)	20,824	19,487	(1,163)	18,324
Cumulative translation adjustment	4,158	-	4,158	4,184	-	4,184
Buildings, machinery and equipment	283	(26,155)	(25,872)	754	(20,262)	(19,508)
Gas transportation facilities and equipment	-	(8,199)	(8,199)	-	(7,765)	(7,765)
Mineral interests and oil and gas properties	-	(5)	(5)	1,464	-	1,464
Intangible assets	625	(6,743)	(6,118)	659	(5,237)	(4,578)
Tax deductible goodwill	-	(886)	(886)	358	-	358
Accrued insurance	4,460	-	4,460	2,794	-	2,794
Retirement benefits	1,334	-	1,334	1,131	-	1,131
Share-based compensation	4,318	-	4,318	3,873	-	3,873
Tax loss carry forward	1,365	-	1,365	664	-	664
Foreign tax credit carry forward	4,500	-	4,500	3,500	-	3,500
Unremitted foreign earnings	-	(2,324)	(2,324)	-	(2,169)	(2,169)
Other	2,553	(200)	2,353	2,947	(492)	2,455
Total noncurrent	23,596	(44,512)	(20,916)	22,328	(35,925)	(13,597)
Valuation allowance	(5,865)	-	(5,865)	(4,164)	-	(4,164)
Total	$39,999	$(45,956)	$(5,957)	$37,651	$(37,088)	$563

The Company’s deferred tax assets are more likely than not to be realized with the exception of certain Canadian net operating losses and foreign tax credit carryovers as we cannot forecast sufficient future Canadian income or foreign source income to realize these deferred tax assets. The valuation allowance has been provided on those carryovers. The Canadian loss carryovers expire between 2030 and 2031, and the U.S. foreign tax credit carryovers expire between 2017 and 2021.

As of January 31, 2011, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $53,300,000 for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

Deferred income taxes were provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.

A reconciliation of the total income tax expense to the statutory federal rate is as follows for the years ended January 31:

	2011		2010		2009
(in thousands)	Amount	Effective Rate	Amount	Effective Rate	Amount	Effective Rate
Income tax at statutory rate	$18,958	35.0%	$2,260	35.0%	$16,603	35.0%
State income tax, net	1,365	2.5	380	5.9	1,888	4.0
Difference in tax expense resulting from:
Nondeductible expenses	1,080	2.0	793	12.3	972	2.0
Taxes on foreign affiliates	(4,106)	(7.6)	(1,565)	(24.2)	(2,873)	(6.1)
Taxes on foreign operations	7,833	14.5	4,642	71.9	4,357	9.2
Cash surrender value of life insurance	(260)	(0.5)	(362)	(5.6)	673	1.4
Qualified production activity deduction	(980)	(1.8)	(495)	(7.7)	(525)	(1.1)
Other	(1,309)	(2.4)	(560)	(8.7)	171	0.4
Total	$22,581	41.7%	$5,093	78.9%	$21,266	44.8%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2011	2010	2009
Balance, beginning of year	$9,312	$7,612	$6,642
Additions based on tax positions related to current year	1,734	1,583	3,033
Additions for tax positions of prior years	1,051	790	353
Additions related to acquired subsidiaries	982	-	-
Impact of changes in exchange rate	265	626	(582)
Settlement with tax authorities	(46)	(271)	27
Reductions for tax positions of prior years	(13)	(307)	(1,031)
Reductions due to the lapse of statutes of limitation	(1,269)	(721)	(830)
Balance, end of year	$12,016	$9,312	$7,612

Substantially all of the unrecognized tax benefits recorded would affect the effective rate if recognized. It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company classifies interest and penalties related to income taxes as a component of income tax expense. As of January 31, 2011, 2010 and 2009, the Company had $5,251,000, $3,686,000 and $2,872,000, respectively, of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties increased $1,565,000, $814,000 and $120,000 during the years ended January 31, 2011, 2010 and 2009, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions. During the tax year ended January 31, 2011, the statute of limitations expired for the tax year ended January 31, 2007. Also during the current year, the Company settled its IRS examination for the tax year ended January 31, 2008 with no substantial assessment of additional taxes. The tax years ended January 31, 2009, 2010 and 2011 are open to examination by the IRS. The Company has no state examinations currently in progress.

The Company files tax returns in the foreign jurisdictions where it operates. The returns are subject to examination and income tax examinations may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally the tax years 2006 through 2011 remain open to examination.

(10) Operating Leases and Other Obligations

Future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year from January 31, 2011, are as follows:

(in thousands)	Amount
2012	$9,789
2013	5,309
2014	3,756
2015	962
2016	154
Thereafter	8

Operating leases are primarily for light and medium duty trucks and other equipment. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $29,106,000, $28,816,000 and $31,660,000 in 2011, 2010 and 2009, respectively.

Asset retirement obligations consist of the estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. An asset retirement obligation and the related asset retirement cost are recorded when a well is drilled and completed. The asset retirement cost is determined based on the expected costs to complete the reclamation at the end of the well’s economic life, discounted to its present value using a credit-adjusted risk-free rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected in the consolidated statements of income as depreciation, depletion and amortization. Asset retirement costs are capitalized as part of oil and gas properties and depleted accordingly. Additions to the asset retirement obligations during the years ended January 31, 2011, 2010 and 2009 were $71,000, $106,000 and $185,000, respectively. Accretion was $98,000, $87,000, and $77,000 in 2011, 2010, and 2009, respectively. The carrying values of the asset retirement obligations as of January 31, 2011 and 2010 were $1,667,000 and $1,498,000, respectively, and are recorded in Other Long Term Liabilities.

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

On January 29, 2010, the Company terminated the plan and distributed $10,054,000 to an annuity provider and fulfilled the remaining obligations for approximately $300,000 in cash. These distributions triggered a settlement under guidance within ASC Topic 715 “Compensation – Retirement Benefits” (“ASC Topic 715”), and resulted in a recognized settlement loss of $4,980,000 in fiscal 2010.

Beginning with the Company’s fiscal year ended January 31, 2009, ASC Topic 715 “Compensation – Retirement Benefits” (“ASC Topic 715”) requires a company to measure its plan assets and benefit obligations as of its fiscal balance sheet date. The Company had previously used December 31 as its measurement date. The Company elected to apply the transition option under which a 13-month measurement was determined as of December 31, 2007, that covers the period until the fiscal year-end measurement is required on January 31, 2009. As a result, the Company recorded a $47,000 decrease to retained earnings as of February 1, 2008.

The following table sets forth the plan’s funded status as of the measurement dates and the amounts recognized in the Company’s Consolidated Balance Sheets at January 31, 2010:

As of January 31,
(in thousands)	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$7,194
Interest cost	475
Actuarial gain	3,175
Benefits paid	(490)
Plan settlement	(10,354)
Benefit obligation at end of year	$-

Change in plan assets:
Fair value of plan assets at beginning of year	$8,106
Actual return on plan assets	(61)
Employer contributions	2,799
Benefits paid	(490)
Plan settlement	(10,354)
Fair value of plan assets at end of year	$-

Net periodic pension cost for fiscal 2010 and 2009 included the following components:

	Years Ended January 31,
(in thousands)	2010	2009
Service costs and expenses	$86	$105
Interest cost	475	513
Expected return on assets	(268)	(592)
Net amortization	104	149
Settlement loss	4,980	-
Net periodic pension cost	$5,377	$175

The weighted average assumptions used to determine the benefit obligation and the net periodic pension cost for fiscal 2010 and 2009, were as follows:

	Years Ended January 31,
	2010	2009
Discount rate	6.92%	6.92%
Expected long-term return on plan assets	3.5%	7.0%
Expected return on assets	Smoothed value	Smoothed value

The estimated long-term rate of return on assets was developed based on the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Benefit level assumptions for 2010 and 2009 were based on fixed amounts per year of credited service.

The Company’s policy with respect to funding the qualified pension plan was to fund at least the minimum required by ERISA and not more than the maximum deductible for tax purposes. No contribution was required by ERISA for the January 1 to December 31, 2010, plan year, as the plan is settled.

The Company also provides supplemental retirement benefits to its chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. The amounts recognized in the Company’s consolidated balance sheets at January 31, 2011 and 2010, were $3,420,000 and $2,899,000. Net periodic pension cost of the supplemental retirement benefits for 2011, 2010 and 2009 include the following components:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Service cost	$349	$291	$269
Interest cost	172	176	142
Net periodic pension cost	$521	$467	$411

The Company also participates in a number of defined benefit, multi-employer plans. These plans are union-sponsored, and the Company makes contributions equal to the amounts accrued for pension expense. Total union pension expense for these plans was $3,568,000, $3,427,000 and $3,780,000 in 2011, 2010 and 2009, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

The Company’s salaried and certain hourly employees participate in Company-sponsored, defined contribution plans. Total expense for the Company’s portion of these plans was $4,347,000, $3,920,000 and $4,215,000 in 2011, 2010 and 2009, respectively.

The Company has a deferred compensation plan for certain management employees. Participants may elect to defer up to 25% of their salaries and up to 50% of their bonuses to the plan. Company matching contributions, and the vesting period of those contributions, are established at the discretion of the Company. Employee deferrals are vested at all times. The total amount deferred, including Company matching, for 2011, 2010 and 2009 was $1,499,000, $1,658,000 and $1,939,000, respectively. The total liability for deferred compensation was $9,388,000 and $7,042,000 as of January 31, 2011 and 2010, respectively

(12) Indebtedness

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

The Company also maintains a revolving credit facility under an Amended and Restated Loan Agreement (the “Credit Agreement”) with Bank of America, as Administrative Agent and as Lender (the “Administrative Agent”), and the other Lenders listed therein (the “Lenders”), which contains a revolving loan commitment of $200,000,000, less any outstanding letter of credit commitments (which are subject to a $30,000,000 sublimit). The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 0.75% to 2.00%, or a base rate, as defined in the Credit Agreement plus up to 0.50%, depending upon the Company’s leverage ratio. The Credit Agreement is unsecured and is due and payable November 15, 2011. On January 31, 2011, there were letters of credit of $20,400,000 and $3,000,000 borrowings outstanding on the Credit Agreement resulting in available capacity of $176,600,000.

The Master Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage, maximum debt to EBITDA and minimum tangible net worth. The Company was in compliance with its covenants as of January 31, 2011.

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

As of January 31, 2011 and 2010, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
(in thousands, except for ratio data)	2011	2011	2010	2010
Minimum fixed charge coverage ratio	2.58	1.50	2.23	1.50
Maximum leverage ratio	0.21	3.00	0.42	3.00
Minimum tangible net worth	$358,308	$312,158	$346,215	$296,266

On March 25, 2011, the Company entered into a new revolving credit facility (the “New Credit Agreement”). The unsecured $300,000,000 facility extends to March 25, 2016, and replaces the Credit Agreement, which was terminated. The Master Shelf Agreement remains in place. The New Credit Agreement contains similar financial maintenance covenants to the prior agreement, although a minimum tangible net worth is not required. The New Credit Agreement was entered into to extend the expiration period of the Company’s debt facilities and increase borrowing capacity.

Maximum borrowings outstanding under the Company’s credit agreements during 2011 and 2010 were $26,667,000 and $46,667,000, respectively, and the average outstanding borrowings were $18,167,000 and $36,100,000, respectively. The weighted average interest rates, including amortization of loan costs, were 7.3% and 6.8%, respectively.

Loan costs incurred for securing long-term financing are amortized using a method that approximates the effective interest method over the term of the respective loan agreement. Amortization of these costs for 2011, 2010 and 2009 was $167,000, $170,000 and $183,000, respectively. Amortization of loan costs is included in interest expense in the consolidated statements of income.

Debt outstanding as of January 31, 2011 and 2010, whose carrying value approximates fair market value, was as follows:

	January 31,	January 31,
(in thousands)	2011	2010
Long-term debt:
Credit agreement	$3,000	$-
Senior notes	6,667	26,667
Total debt	9,667	26,667
Less current maturities	(9,667)	(20,000)
Total long-term debt	$-	$6,667

Debt outstanding will mature in fiscal year 2012.

 (13) Derivatives

The Company’s Energy Division is exposed to fluctuations in the price of natural gas and periodically enters into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production, if available at attractive prices. As of January 31, 2010, the Company had committed to deliver 885,000 million British Thermal Units (“MMBtu”) of natural gas through March 2010 at prices ranging from $7.68 to $10.67 per MMBtu. As of January 31, 2011 the Company held no such contracts.

The Company has entered into physical delivery contracts in order to facilitate normal recurring sales with our natural gas purchasing counterparty. As of January 31, 2011, the Company had committed to deliver a total of 708,000 million British Thermal Units (“MMBtu”) of natural gas through March 2011. The contract price resets daily based on a weighted average price of the reported trades for deliveries on the following day.

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

As of January 31, 2010, the Company held option contracts with an aggregate U.S. dollar notional value of $7,600,000 which were intended to hedge exposure to Australian dollar fluctuations. As of January 31, 2010, the fair value of the outstanding derivatives was a loss of $102,000, recorded in other accrued expenses on the balance sheet. As of January 31, 2011 the Company held no such contracts.

The foreign currency contracts are designed as cash flow hedging instruments. The change in the fair value of the foreign currency contracts are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”) and reclassified into earnings in the periods in which earnings are impacted by the hedge item.

For the foreign currency contracts, the Company uses a mark-to-market valuation technique based on observable foreign currency exchange rates.  It is the Company’s policy to enter into derivative instruments with terms that match the underlying exposure being hedged. As such, the Company’s derivative instruments are considered highly effective, and the net gain or loss from hedge ineffectiveness is not material. Realized gains or losses on the hedging instruments occur when a portion of the hedge settles or if it is probable that the forecasted transaction will not occur.

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

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value, which include restricted deposits held in acquisition escrow accounts, foreign currency option contracts, and contingent earnout of acquired businesses, are presented as of the periods ended January 31, 2011 and 2010:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
January 31, 2011
Financial Assets:
Restricted deposits held at fair value	$6,967	$6,967	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$1,100	$-	$-	$1,100

January 31, 2010
Financial Assets:
Restricted deposits held at fair value	$4,566	$4,566	$-	$-

Financial Liabilities:
Forward currency contracts(2)	$102	$-	$102	$-

(1)
The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach.  Key assumptions include a discount rate of 41.2% and annual revenues of acquired businesses ranging from $1,500,000 to $6,100,000 over the life of the earnout.

(2)	The fair value of the foreign currency contracts are determined using a mark-to-market technique based on observable foreign currency exchange rates.

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

The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2011, there was an aggregate of 2,850,000 shares registered under the plans, 1,390,000 of which remain available to be granted under the plans. Of this amount, 250,000 shares may only be granted as stock in payment of bonuses and 1,140,000 may be issued as stock or options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. In the years ended January 31, 2011 and 2010, the Company purchased and subsequently cancelled 5,441 and 5,374, respectively, shares of stock related to settlement of withholding obligations.

The Company recognized $3,499,000, $4,841,000 and $4,084,000 of compensation cost for share-based plans for the years ended January 31, 2011, 2010 and 2009, respectively. Of these amounts, $1,057,000, $603,000 and $1,369,000, respectively, related to nonvested stock. It was determined in fiscal 2010 that 33,825 of nonvested shares issued in fiscal 2009 were unlikely to vest as they are contingent upon meeting performance requirements in fiscal 2011 that were not likely to be met. Accordingly, the Company reversed $805,000 in compensation cost in fiscal 2010 related to these shares. The total income tax benefit recognized for share-based compensation arrangements was $1,365,000, $1,888,000 and $1,578,000 for the years ended January 31, 2011, 2010 and 2009, respectively.

A summary of nonvested share activity for 2011, 2010 and 2009 is as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at January 31, 2008	73,863	$42.76
Granted	38,584	37.39
Vested	(22,638)	42.76
Nonvested stock at January 31, 2009	89,809	40.48
Granted	12,771	17.79
Vested	(23,244)	42.51
Nonvested stock at January 31, 2010	79,336	36.23
Granted	58,709	27.42
Vested	(28,436)	32.91
Forfeited	(1,824)	40.54
Nonvested stock at January 31, 2011	107,785	32.24	$ 3,404

Significant option groups outstanding at January 31, 2011, and related exercise price and remaining contractual term follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Months)
6/04	20,000	20,000	$16.60	41
6/04	62,576	62,576	16.65	41
6/05	10,000	10,000	17.54	53
9/05	111,207	111,207	23.05	56
1/06	173,981	173,981	27.87	60
6/06	80,000	80,000	29.29	65
6/07	65,625	48,125	42.26	77
7/07	25,500	19,125	42.76	78
9/07	3,000	2,250	55.48	80
2/08	73,164	48,769	35.71	84
1/09	6,000	6,000	24.01	95
2/09	198,365	66,120	15.78	96
2/09	4,580	4,580	15.78	96
6/09	106,993	35,661	21.99	100
6/09	2,472	2,472	21.99	100
2/10	85,290	-	27.79	108
2/10	2,721	2,721	25.44	108
	1,031,474	693,587

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have terms of 10 years from the date of grant and generally vest ratably over periods of one month to five years. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the plans) and for equitable adjustments in the event of changes in the Company’s equity structure. The Company does not expect any nonvested options to be forfeited. The fair value of options at date of grant was estimated using the Black-Scholes model. The weighted average fair value at the date of grant for options granted during 2011, 2010 and 2009 was $16.08, $9.92 and $16.30, respectively. The fair value was based on an expected life of approximately six years, no dividend yield, an average risk-free rate of 2.43%, 2.14% and 2.48%, respectively, and assumed volatility of 65%, 62% and 48%, respectively.

Stock option transactions for 2011, 2010 and 2009 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at January 31, 2008	849,950	$24.54
Granted	80,524	34.84
Exercised	(189,033)	17.58		$6,385
Outstanding at January 31, 2009	741,441	27.44
Granted	316,945	17.96
Exercised	(32,159)	16.29		384
Outstanding at January 31, 2010	1,026,227	24.86
Granted	88,011	27.72
Exercised	(53,380)	16.78		757
Forfeited	(29,384)	31.01
Outstanding at January 31, 2011	1,031,474	25.34	6.4	7,793

Exercisable at January 31, 2008	392,585	19.94
Exercisable at January 31, 2009	437,358	23.66
Exercisable at January 31, 2010	596,145	25.81
Exercisable at January 31, 2011	693,587	26.23	5.6	4,696

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

In connection with the Company updating its Foreign Corrupt Practices Act ("FCPA") policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by the Company to agents and other third parties interacting with government officials in certain countries in Africa.  The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these and other payments with assistance from an outside accounting firm. The internal investigation, which is continuing, has found documents and information suggesting that improper payments, which may violate the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of the Company to third parties interacting with government officials in Africa relating to the payment of taxes and the importing of equipment. The Company contacted the Securities and Exchange Commission ("SEC") and the U.S. Department of Justice ("DOJ") to voluntarily inform them of this matter and is fully cooperating with these governmental authorities as the investigation continues and as they review the matter. At this stage of the internal investigation, the Company is unable to predict any potential remedies or actions these agencies may pursue. Additional  potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.

The Company is involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of the Company’s business. The Company believes that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows.

(17) Segments and Foreign Operations

The Company is a multinational company that provides sophisticated services and related products to a variety of markets, as well as being a producer of oil and unconventional natural gas for the energy market. Management defines the Company’s operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the offices’ own division. For example, if a Mineral Exploration Division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration division rather than the Water Infrastructure Division. The Company’s segments are defined as follows:

Water Infrastructure

This division provides a full line of water-related services and products including soil stabilization, hydrological studies, well design, drilling and development, pump installation, sewer rehabilitation, pipeline construction and well rehabilitation. The division’s offerings include the design and construction of water and wastewater treatment facilities, the provision of filter media and membranes to treat volatile organics and other contaminants such as nitrates, iron, manganese, arsenic, radium and radon in groundwater. The division also offers environmental services to assess and monitor groundwater contaminants.

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

Other

Other includes small service companies and any other specialty operations not included in one of the other divisions.

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

	Years Ended January 31,
(in thousands)	2011	2010	2009
Revenues
Water Infrastructure	$788,397	$698,506	$766,957
Mineral Exploration	199,946	118,188	188,918
Energy	25,754	45,940	46,352
Other	11,562	3,783	5,836
Total revenues	$1,025,659	$866,417	$1,008,063

Equity in earnings of affiliates
Water Infrastructure	$517	$-	$-
Mineral Exploration	12,636	8,198	14,089
Total equity in earnings of affiliates	$13,153	$8,198	$14,089

Income (loss) before income taxes
Water Infrastructure	$46,321	$33,017	$48,399
Mineral Exploration	34,947	11,149	39,260
Energy	3,291	(6,393)	(12,401)
Other	1,470	308	1,280
Unallocated corporate expenses	(30,267)	(28,889)	(25,486)
Interest expense	(1,594)	(2,734)	(3,614)
Total income before income taxes	$54,168	$6,458	$47,438

Investment in affiliates
Water Infrastructure	$16,666	$-	$-
Mineral Exploration	52,486	44,073	40,973
Total investment in affiliates	$69,152	$44,073	$40,973

	As of January 31,
(in thousands)	2011	2010	2009
Assets
Water Infrastructure	$537,984	$438,481	$422,383
Mineral Exploration	165,230	130,332	125,588
Energy	57,047	64,822	100,309
Other	8,760	2,043	2,482
Corporate	47,631	95,277	68,595
Total assets	$816,652	$730,955	$719,357

Capital expenditures
Water Infrastructure	$39,171	$27,162	$27,924
Mineral Exploration	19,309	10,433	20,944
Energy	3,289	4,551	30,891
Other	2,563	134	237
Corporate	2,871	2,545	1,027
Total capital expenditures	$67,203	$44,825	$81,023

Depreciation, depletion and amortization
Water Infrastructure	$29,572	$25,303	$23,741
Mineral Exploration	13,070	13,602	13,362
Energy	8,631	17,176	14,644
Other	591	311	935
Corporate	1,604	1,287	158
Total depreciation, depletion and amortization	$53,468	$57,679	$52,840

	Years Ended January 31,
(in thousands)	2011	2010	2009
Product line information:
Revenues
Water systems	$181,281	$179,534	$192,593
Water treatment technologies	49,109	49,122	66,546
Sewer rehabilitation	116,757	101,424	114,243
Water plant construction	237,360	163,191	146,313
Pipeline construction	85,486	120,505	131,515
Soil stabilization	100,685	67,854	79,018
Environmental and specialty drilling	14,312	12,676	9,317
Exploration drilling	201,479	118,768	203,061
Energy	28,917	48,770	54,059
Other	10,273	4,573	11,398
Total revenues	$1,025,659	$866,417	$1,008,063

	As of and Years Ended January 31,
(in thousands)	2011	2010	2009
Geographic Information :
Revenues
United States	$858,219	$762,442	$841,542
Africa/Australia	79,546	49,173	88,967
Mexico	43,734	25,236	37,775
Other foreign	44,160	29,566	39,779
Total revenues	$1,025,659	$866,417	$1,008,063

Property and equipment, net
United States	$215,966	$194,911	$213,408
Africa/Australia	24,749	22,319	18,663
Mexico	9,311	7,004	9,379
Other foreign	9,830	8,538	5,295
Total property and equipment, net	$259,856	$232,772	$246,745

(18) New Accounting Pronouncements

In December 2007, the FASB issued guidance now codified within ASC Topic 810, “Consolidation.” This guidance requires us to classify noncontrolling interests (previously referred to as “minority interest”) as part of consolidated net earnings and to include the accumulated amount of noncontrolling interests, previously classified as minority interest outside of equity, as part of stockholders’ equity. In our presentation of consolidated income and stockholders’ equity we distinguish between amounts attributable to Layne Christensen Company and amounts attributable to the noncontrolling interests. In addition to these financial reporting changes, this guidance provides for significant changes in accounting related to noncontrolling interests; specifically, increases and decreases in our controlling financial interests in consolidated subsidiaries are being reported in equity similar to treasury stock transactions. If a change in ownership of a consolidated subsidiary results in loss of control and deconsolidation, any retained ownership interests will be remeasured with the gain or loss reported in net earnings. The Company adopted this standard, which was applied retrospectively, as of February 1, 2009, and reclassified noncontrolling interests in the amount of $75,000 as of February 1, 2009, as a component of stockholders’ equity.

(19) Quarterly Results (Unaudited)

Unaudited quarterly financial data were as follows:

(in thousands, except per share data)	2011
	First	Second	Third	Fourth
Revenues	$230,715	$253,300	$269,797	$271,847
Net income	6,571	6,450	8,194	10,372
Net income attributable to noncontrolling interests	-	-	-	(1,596)
Net income attributable to Layne Christensen Company	6,571	6,450	8,194	8,776
Basic net income per share	0.34	0.33	0.42	0.45
Diluted net income per share	0.34	0.33	0.42	0.45

	2010
	First	Second	Third	Fourth
Revenues	$204,192	$217,227	$217,800	$227,198
Net income (loss)	996	(8,640)	6,621	2,388
Net income attributable to noncontrolling interests	-	-	-	-
Net income (loss) attributable to Layne Christensen Company	996	(8,640)	6,621	2,388
Basic net income (loss) per share	0.05	(0.45)	0.34	0.12
Diluted net income (loss) per share	0.05	(0.45)	0.34	0.12

During the second quarter of 2010, the Company recorded a non-cash impairment charge of $21,642,000, or $13,039,000 after income tax related to its energy operations as a result of its determinations of oil and gas reserves. There were no such impairments during fiscal 2011.

Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The Company’s oil and gas activities are primarily conducted in the United States. See Note 1 for additional information regarding the Company’s oil and gas properties.

Capitalized Costs Related to Oil and Gas Producing Activities

Capitalized costs and associated depletion relating to oil and gas producing activities were as follows at January 31, 2011, 2010 and 2009:

	As of January 31,
(in thousands)	2011	2010	2009
Oil and gas properties	$97,737	$95,252	$92,497
Mineral interest in oil and gas properties	22,261	21,939	21,248
	119,998	117,191	113,745
Accumulated depletion	(96,144)	(90,492)	(54,859)
Net capitalized costs	$23,854	$26,699	$58,886

Included in accumulated depletion are non-cash ceiling test impairments of $21,642,000 and $26,690,000 recorded in 2010 and 2009, respectively. There were no such impairments at January 31, 2011. See Note 4 for additional information regarding impairment of oil and gas properties.

Unproved oil and gas properties at January 31, 2011, 2010 and 2009, totaled $3,002,000, $3,851,000 and $10,348,000, respectively. Unevaluated mineral interest costs excluded from depletion at January 31, 2011, 2010 and 2009, totaled $6,960,000, $9,527,000 and $9,305,000, respectively.

Capitalized costs and associated depreciation relating to gas transportation facilities and equipment were as follows at January 31, 2011, 2010 and 2009:

	As of January 31,
(in thousands)	2011	2010	2009
Gas transportation facilities and equipment	$40,886	$40,748	$39,825
Accumulated depreciation	(12,244)	(9,535)	(6,831)
Net capitalized costs	$28,642	$31,213	$32,994

Capitalized costs incurred in gas transportation facilities and equipment during 2011, 2010 and 2009 totaled $138,000, $923,000 and $6,739,000, respectively. During fiscal 2009, we transferred $2,820,000 from oil and gas properties to gas transportation facilities and equipment as the Company began to use these facilities to transport third party natural gas to market.

Cost Incurred in Oil and Gas Producing Activities

Capitalized costs incurred in oil and gas producing activities were as follows during 2011, 2010 and 2009:

	Years Ended January 31,
(in thousands)	2011	2010	2009
Acquisition
Proved	$322	$691	$2,061
Unproved	-	-	-
Exploration	-	-	5
Development	2,414	2,649	20,802
Provision for future asset retirement costs	71	106	185
Total	$2,807	$3,446	$23,053

Results of Operations for Oil and Gas Producing Activities

Results of operations relating to oil and gas producing activities are set forth in the following tables for the years ended January 31, 2011, 2010 and 2009, on a dollar and per Mcf basis and include only revenues and operating costs directly attributable to oil and gas producing activities. General corporate overhead, interest costs, transportation of third party gas and other non-oil and gas producing activities are excluded. The income tax expense is calculated by applying statutory tax rates to the revenues after deducting costs, which include depletion allowances.

	Years Ended January 31,
(in thousands)	2011	2010	2009
Revenues	$23,955	$44,626	$43,712
Production taxes	(592)	(334)	(1,034)
Lease operating expenses	(8,628)	(9,493)	(11,747)
Depletion	(5,652)	(13,992)	(11,816)
Depreciation and amortization	(2,979)	(3,184)	(2,828)
Administrative expenses	(2,931)	(2,688)	(2,131)
Impairment of oil and gas properties	-	(21,642)	(28,704)
Income tax (expense) benefit	(1,237)	2,666	5,783
Results of operations from producing activities (excluding
corporate overhead and interest costs)	1,936	(4,041)	(8,765)

	Years Ended January 31,
(Per Mcf)	2011	2010	2009
Revenues	$5.38	$9.66	$8.52
Production taxes	(0.13)	(0.07)	(0.20)
Lease operating expenses	(1.94)	(2.06)	(2.29)
Depletion	(1.27)	(3.03)	(2.30)
Depreciation and amortization	(0.67)	(0.69)	(0.55)
Administrative expenses	(0.66)	(0.58)	(0.42)
Impairment of oil and gas properties	-	(4.69)	(5.59)
Income tax (expense) benefit	(0.28)	0.58	1.12
Results of operations from producing activities (excluding
corporate overhead and interest costs)	0.43	(0.88)	(1.71)

Proved Oil and Gas Reserve Quantities

Proved oil and gas reserve quantities as of January 31, 2011 and 2010, are based on estimates prepared by the Company’s independent petroleum engineers, Cawley, Gillespie & Associates, Inc., in accordance with requirements of the SEC. All of the Company’s reserves are located within the United States.

Proved oil and gas reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates are made. Proved developed reserves are those reserves expected to be recovered through wells, equipment and operating methods existing when the estimates are made. Proved undeveloped reserves are those reserves expected to be recovered through new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. The Company cautions that there are many inherent uncertainties in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures. Accordingly, these estimates are likely to change as future information becomes available.

Estimated quantities of total proved oil and gas reserves were as follows:

Proved Developed and Undeveloped Reserves	As of January 31,
(MMcf)	2011	2010
Balance, beginning of year	16,544	16,563
Purchases of reserves in place	-	-
Revision of previous estimates	4,111	2,618
Extensions, discoveries and other additions	2,897	1,981
Production	(4,455)	(4,618)
Balance, end of year(1)	19,097	16,544

Proved Developed Reserves:
Beginning of year	16,554	16,289
End of year(1)	19,097	16,554
Proved Undeveloped Reserves:
Beginning of year	-	274
End of year	-	-

(1) Proved developed reserves in fiscal 2011 included 587 gas equivalents of oil (MMcfe)

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities

The price used in determining future cash inflows for purposes of the standardized measure of discounted future net cash flows is the unweighted arithmetic average of the first-day-of-the-month spot price for each month within the 12-month period to the end of the reporting period. The future cash inflows also incorporate the effect of contractual arrangements such as fixed-price physical delivery, forward sales contracts. The prices used in our determinations at January 31, 2011 and 2010, were $3.94 and $3.24 per Mcf, respectively. Future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory rates to pre-tax cash flows relating to the Company’s estimated proved reserves and the difference between book and tax basis of proved properties.

This information does not purport to present the fair market value of the Company’s oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used. The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense:

	Years Ended January 31,
(in thousands)	2011	2010
Future cash inflows	$79,289	$57,600
Future production costs	(39,265)	(31,218)
Future development costs	-	-
Future income taxes	(7,516)	1,840
Future net cash flows	32,508	28,222
10% annual discount for estimating timing of cash flows	(6,620)	(4,577)
Standardized measure of discounted future net cash flows	$25,888	$23,645

The principal sources of change in the standardized measure of discounted future net cash flows were:

	Years Ended January 31,
(in thousands)	2011	2010
Balance, beginning of year	$23,645	$40,176
Sales of oil and gas produced, net of production costs	(9,136)	(4,481)
Net changes in prices, net of future production costs	8,458	(20,412)
Net changes in estimated future development costs	(2,415)	(2,182)
Extensions and discoveries, less related costs	8,014	6,602
Purchase of reserves in place	-	-
Net change due to revisions in quantity estimates	6,751	3,540
Accretion of discount	1,547	2,624
Net changes in timing and other	(6,651)	(9,397)
Net change in income taxes	(6,740)	4,526
Previously estimated development costs incurred	2,415	2,649
Aggregate change in standardized measure of
discounted future net cash flows for the year	2,243	(16,531)
Balance, end of year	$25,888	$23,645

Layne Christensen Company and Subsidiaries
Schedule II: Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Allowance for customer receivables:
Fiscal year ended January 31, 2009	$7,571	$2,082	$608	$(2,383)	$7,878
Fiscal year ended January 31, 2010	7,878	1,422	924	(2,799)	7,425
Fiscal year ended January 31, 2011	7,425	1,392	1,335	(1,524)	8,628

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2011, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

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

Based on the evaluation under the COSO Framework, management concluded that the Company’s internal control over financial reporting is effective as of January 31, 2011. The Company’s independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011. The report is included below.

Changes in Internal Control over Financial Reporting

During fiscal 2011, the Company upgraded certain of its financial systems used in North America. Some controls and procedures were modified as a result of the new system. These modifications are not deemed to have materially affected, nor are they reasonably likely to materially affect, the Company’s internal control over financial reporting.

Although the Company has had a long-standing published policy requiring compliance with the FCPA and broadly prohibiting any improper payments by the Company to foreign or U.S. officials, the Company has taken or is in the process of implementing the following actions to enhance compliance with the FCPA and related books and records requirements, and to assure that potential FCPA compliance issues are appropriately identified, reported and evaluated in the future, including:

●	contracted with a third party forensics accounting team to conduct an in-depth review of the operations in Africa and to make recommendations for improvement to the internal control systems;

●
reviewing existing arrangements with third parties interacting with government officials in international locations  in an effort to assure that contracts and agreements include anti-corruption terms and conditions;

●	performing due diligence on third parties interacting with government officials in international locations and implementing a process to assess potential new third parties;

●	terminated certain agency and business relationships;

●
established a separate position of, and appointed, a chief compliance officer, effective March 30, 2011, under the supervision of our Senior Vice President, General Counsel and Secretary to facilitate implementation and maintenance of compliance policies, procedures, training, reporting and internal reviews, with indirect reporting responsibility to the audit committee;

●	Developed new procedures to improve the controls over cash handling and record retention;

●	conducting a company-wide risk assessment, including an employee survey, to ascertain whether similar issues may exist elsewhere in the Company;

●
initiated an enhanced company-wide, comprehensive training of Company personnel in the requirements of the FCPA, including training with respect to those areas of the Company's operations that are most likely to raise FCPA compliance concerns; and

●
continued to enhance our training of management, including our operations managers, to emphasize further the importance of setting the proper tone within their organization to instill an attitude of integrity and control awareness and the use of a thorough and proper analysis of proposed transactions.

Item 9B. Other Information

Dodd-Frank Act Disclosure of Mine Safety and Health Administration Safety Data

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”) was enacted.  Section 1503 of the Act requires mining companies to disclose in their periodic reports information about their mines subject to regulation by the Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). The Mineral Exploration Division is considered a mining company under the provisions of the Act. The operations of the Division in the U.S. are inspected by MSHA on an ongoing basis and MSHA issues citations and/or orders when it believes a violation under the Mine Act has occurred.  The following table provides the information required under §1503 of the Act for the three and twelve months ended January 31, 2011.

For the Three Months Ended January 31, 2011
	Mine Act
Mine	Total # of S&S Violations under §104	Total # of Orders under §104(b)	Total # of Unwarrantable Failure Citation/Orders under §104(d)	Total # of Flagrant Violations under §110(b)(2)	Total # of Imminent Danger Orders under §107(a)	Total Dollar Value of Proposed MSHA Assessments	Total # of Mining Related Fatalities
Hycroft Winnemucca, Nevada	4	0	1	0	1(2)	$ 1,060	0
Freeport-McMoran Morenci, Inc. Morenci, Arizona	1	0	0	0	0	$ 540	0
Ray Kearny, Arizona	3(1)	0	0	0	0	$ 1,528	0

For the Twelve Months Ended January 31, 2011
	Mine Act
Mine	Total # of S&S Violations under §104	Total # of Orders under §104(b)	Total # of Unwarrantable Failure Citation/Orders under §104(d)	Total # of Flagrant Violations under §110(b)(2)	Total # of Imminent Danger Orders under §107(a)	Total Dollar Value of Proposed MSHA Assessments	Total # of Mining Related Fatalities
Hycroft Winnemucca, Nevada	4	0	1	0	1(2)	$ 1,060	0
Freeport-McMoran Morenci, Inc. Morenci, Arizona	1	0	0	0	0	$ 540	0
Ray Kearny, Arizona	3(1)	0	0	0	0	$ 1,528	0
Freeport-McMoran Morenci, Inc. Morenci, Arizona	1	0	0	0	0	$ 873	0
Swift Creek Outside Lake City, Florida	2(3)	0	0	0	0	$ 526	0

(1)	Two of these citations are currently being contested.

(2)
The Imminent Danger Order reported herein was received on January 26, 2011 at the Hycroft Mine in Winnemucca, Nevada. The Order was issued under §107(a). The action that was subject to the order was terminated immediately upon receipt of the Order resulting in the withdrawal of the Order.

(3)
Of the two citations issued at the Swift Creek Mine outside Lake City, Florida, one was vacated and the other was amended so that it was no longer a Significant and Substantial Violation after the citations were contested.

As of January 31, 2011, the Company has not received any written notice from MSHA regarding violations under §104(e) of the Mine Act.  In addition, there is no pending legal action before the Federal Mine Safety & Health Review Commission.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas

We have audited the internal control over financial reporting of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2011, of the Company and our report dated April 15, 2011, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to the change in accounting for oil and gas reserve estimation as described in Note 1 to the consolidated financial statements.

/s/Deloitte & Touche LLP

Kansas City, Missouri
April 15, 2011

PART III

Item 10. Directors and Executive Officers of the Registrant

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 9, 2011, (i) contains, under the caption “Election of Directors,” certain information relating to the Company’s directors and its Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) contains, under the caption “Other Corporate Governance Matters,” certain information relating to the Company’s Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) contains, under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Item 11. Executive Compensation

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held June 9, 2011, will contain, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 9, 2011, will contain, under the captions “Ownership of Layne Christensen Common Stock,” and “Equity Compensation Plan Information,” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 9, 2011, will contain, under the captions “Other Corporate Governance Matters,” and “Certain Transactions - Transactions with Management,” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 9, 2011, will contain, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

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

4(4)
Credit Agreement, dated as of March 25, 2011, among Layne Christensen Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as syndication Agent and PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents

4(5)
Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

4(6)
Letter Amendment No. 1 to Master Shelf Agreement, dated as of May 15, 2004, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4(6) to the Company’s Form 10-K for the fiscal year ended January 31, 2006, and incorporated herein by this reference)

4(7)
Letter Amendment No. 2 to Master Shelf Agreement, dated as of September 28, 2005, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4.2 to the Company’s Form 8-K, dated September 28, 2005, and incorporated herein by this reference)

4(8)
Letter Amendment No. 3 to Master Shelf Agreement, dated as of June 16, 2006, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 10(2) to the Company’s Form 10-Q for the quarter ended July 31, 2006, and incorporated herein by this reference)

4(9)
Letter Amendment No. 4 to Master Shelf Agreement, dated as of November 20, 2006, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 4(2) to the Company’s Form 8-K, dated November 20, 2006, and incorporated herein by this reference)

4(10)
Letter Amendment No. 5 to Master Shelf Agreement, dated as of October 15, 2007, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed as Exhibit 10(2) to the Company’s Form 10-Q for the quarter ended October 31, 2007, and incorporated herein by this reference)

4(11)
Letter Amendment No. 6 to Master Shelf Agreement, dated March 31, 2009, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Time Insurance Company and Physicians Mutual Insurance Company (incorporated by reference to Exhibit 10(2) to the Company’s Current Report on Form 8-K filed April 2, 2009)

4(12)
Letter Amendment No. 7 to Master Shelf Agreement, dated to be effective as of October 1, 2009, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company, Prudential Annuities Life Assurance Corporate, Prudential Retirement Insurance and Annuity Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 16, 2009).

4(13)
Letter Amendment No. 8 and Limited Consent to Master Shelf Agreement, dated March 25, 2011, among Layne Christensen Company and the Noteholders listed therein (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 31, 2011)

10(1)
Tax Liability Indemnification Agreement between the Registrant and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

10(2)
Lease Agreement between the Registrant and Parkway Partners, L.L.C. dated December 21, 1994 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

10(2.1)
First Modification & Ratification of Lease, dated as of February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and incorporated herein by this reference)

10(2.2)
Second Modification and Ratification of Lease Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

10(2.3)
Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company’s 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

10(2.4)
Fourth Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company executed May 17, 2000, effective as of December 29, 1998 (filed with the Company’s 10-Q for the quarter ended July 31, 2000 (File No. 0-20578) as Exhibit 10.1 and incorporated herein by reference)

10(2.5)
Fifth Modification and extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated March 1, 2003 (filed as Exhibit 10(2.5) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

10(2.6)
Sixth Modification Agreement, dated February 29, 2008, between 1900 Associates L.L.C. and the Company (filed as Exhibit 10(2.6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008, and incorporated herein by this reference)

10(3)
Insurance Liability Indemnity Agreement between the Company and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

10(4)
Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant’s Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

**10(5)
Letter Agreement between Andrew B. Schmitt and the Company (as amended and restated to comply with Section 409A) dated December 2, 2008 (incorporated by reference to Exhibit 10(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(6)
Form of Incentive Stock Option Agreement between the Company and Management of the Company (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

**10(7)
Form of Incentive Stock Option Agreement between the Company and Management of the Company effective February 1, 1998 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

**10(8)
Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

**10(9)
Form of Non Qualified Stock Option Agreement between the Company and Management of the Company effective as of April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

**10(10)
Layne Christensen Company Executive Incentive Compensation Plan (as amended and restated, effective November 3, 2008) (incorporated by reference to Exhibit 10(15) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(11)
Layne Christensen Company Corporate Staff Incentive Compensation Plan as amended, effective February 1, 2010 (incorporated by reference to Exhibit 10(16) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(12)
Layne Christensen Company 2006 Equity Incentive Plan, as amended (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on May 6, 2009, and incorporated herein by this reference)

**10(13)
Form of Incentive Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(e) to the Company’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by this reference)

**10(14)
Form of Nonqualified Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(20) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(15)
Form of Nonqualified Stock Option Agreement between the Company and non-employee directors of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(21) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(16)
Form of Restricted Stock Award Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 23, 2008 (incorporated by reference to Exhibit 10(22) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(17)
Form of Restricted Stock Award Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (with performance vesting) (incorporated by reference to Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009, filed on June 3, 2009)

**10(18)
Form of Restricted Stock Award Agreement between the Company and non-employee directors of the Company for use with the Company’s 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(23) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(19)
Layne Christensen Company Water Infrastructure Division Incentive Compensation Plan (as amended and restated, effective February 1, 2008) (incorporated by reference to Exhibit 10(24) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008)

**10(20)
Layne Christensen Company Mineral Exploration Division Incentive Compensation Plan (as amended and restated effective February 1, 2008) (incorporated by reference to Exhibit 10(27) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008)

**10(21)
Severance Agreement, dated March 13, 2008, by and between Andrew B. Schmitt and Layne Christensen Company (incorporated by reference to Exhibit 10(1) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(22)
Severance Agreement, dated March 13, 2008, by and between Steven F. Crooke and Layne Christensen Company (incorporated by reference to Exhibit 10(3) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(23)
Severance Agreement, dated March 13, 2008, by and between Jerry W. Fanska and Layne Christensen Company (incorporated by reference to Exhibit 10(4) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(24)
Severance Agreement, dated March 13, 2008, by and between Jeffrey J. Reynolds and Layne Christensen Company (incorporated by reference to Exhibit 10(5) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10(25)
Severance Agreement dated July 10, 2008, by and between Eric R. Despain and Layne Christensen Company (incorporated by reference to Exhibit 10(1) to the Company’s Current Report on Form 8-K filed July 14, 2008)

**10(26)	Summary of 2011 Salaries of Named Executive Officers and Compensation of Directors

**10(27)
Layne Christensen Company Deferred Compensation Plan for Directors (Amended and Restated, effective as of January 1, 2009) (incorporated by reference to Exhibit 10(37) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10(28)
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

Dated April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/A. B. Schmitt	April 15, 2011
Andrew B. Schmitt
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/Jerry W. Fanska	April 15, 2011
Jerry W. Fanska
Senior Vice President-Finance and Treasurer
(Principal Financial and Accounting Officer)

/s/Jeff Reynolds	April 15, 2011
Jeffrey J. Reynolds
Director

/s/David A. B. Brown	April 15, 2011
David A. B. Brown
Director

/s/J. Samuel Butler	April 15, 2011
J. Samuel Butler
Director

/s/Anthony B. Helfet	April 15, 2011
Anthony B. Helfet
Director

/s/Nelson Obus	April 15, 2011
Nelson Obus
Director

/s/Rene Robichaud	April 15, 2011
Rene Robichaud
Director

/s/Robert Gilmore	April 15, 2011
Robert Gilmore
Director