Form 10-Q
period 2011-04-30
LAYNE CHRISTENSEN CO
filed 2011-06-09
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

There were 19,634,657 shares of common stock, $.01 par value per share, outstanding on June 1, 2011.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

PART I

ITEM 1.  Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
(in thousands)	2011	2011
ASSETS	(unaudited)	(unaudited)

Current assets:
Cash and cash equivalents	$47,312	$44,985
Customer receivables, less allowance of $8,620 and $8,628, respectively	141,786	142,816
Costs and estimated earnings in excess of billings on uncompleted contracts	109,790	82,569
Inventories	36,309	29,542
Deferred income taxes	20,481	20,824
Income taxes receivable	7,614	8,633
Restricted deposits-current	12,969	3,966
Other	8,262	10,811
Total current assets	384,523	344,146

Property and equipment:
Land	12,848	12,631
Buildings	34,710	36,466
Machinery and equipment	464,040	441,588
Gas transportation facilities and equipment	40,910	40,886
Oil and gas properties	98,439	97,737
Mineral interests in oil and gas properties	22,280	22,261
	673,227	651,569
Less - Accumulated depreciation and depletion	(405,984)	(391,713)
Net property and equipment	267,243	259,856

Other assets:
Investment in affiliates	72,883	69,152
Goodwill	105,843	103,378
Other intangible assets, net	24,871	26,453
Restricted deposits-long term	3,444	3,001
Other	14,375	10,666
Total other assets	221,416	212,650

Total assets	$873,182	$816,652

See Notes to Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	April 30,	January 31,
(in thousands, except per share data)	2011	2011
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)	(unaudited)

Current liabilities:
Accounts payable	$109,699	$98,933
Current maturities of long term debt	6,667	9,667
Accrued compensation	32,240	44,584
Accrued insurance expense	11,510	9,579
Other accrued expenses	19,851	22,422
Acquisition escrow obligation-current	3,969	3,966
Income taxes payable	15,154	12,126
Billings in excess of costs and estimated earnings on uncompleted contracts	51,512	49,560
Total current liabilities	250,602	250,837

Noncurrent and deferred liabilities:
Long-term debt	35,200	-
Accrued insurance expense	12,669	11,609
Deferred income taxes	29,864	26,782
Acquisition escrow obligation-long term	3,444	3,001
Other	20,702	20,499
Total noncurrent and deferred liabilities	101,879	61,891
Contingencies

Stockholders' equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,583 and 19,540
shares issued and outstanding, respectively	196	195
Capital in excess of par value	349,017	347,307
Retained earnings	172,775	159,709
Accumulated other comprehensive loss	(4,375)	(5,809)
Total Layne Christensen Company stockholders' equity	517,613	501,402
Noncontrolling interests	3,088	2,522
Total equity	520,701	503,924

Total liabilities and stockholders' equity	$873,182	$816,652

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months
	Ended April 30,
	(unaudited)
(in thousands, except per share data)	2011	2010
Revenues	$267,371	$230,715
Cost of revenues (exclusive of depreciation, depletion,
amortization, and impairment shown below)	(200,225)	(171,912)
Selling, general and administrative expenses	(40,001)	(33,515)
Depreciation, depletion and amortization	(15,082)	(14,125)
Equity in earnings of affiliates	4,669	1,873
Interest expense	(344)	(526)
Other income (expense), net	6,915	(113)
Income before income taxes	23,303	12,397
Income tax expense	(9,671)	(5,826)
Net income	13,632	6,571
Net income attributable to noncontrolling interests	(566)	-
Net income attributable to Layne Christensen Company	$13,066	$6,571

Earnings per share information attributable to
Layne Christensen shareholders:
Basic income per share	$0.67	$0.34

Diluted income per share	$0.66	$0.34

Weighted average shares outstanding - basic	19,444	19,369
Dilutive stock options and nonvested shares	240	172
Weighted average shares outstanding - dilutive	19,684	19,541

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except per share data)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Total
Balance January 31, 2010	19,435,209	$194	$342,952	$129,718	$(6,066)	$466,798	$75	$466,873
Comprehensive income:
Net income	-	-	-	6,571	-	6,571	-	6,571
Other comprehensive income:
Foreign currency translation adjustments,
net of income tax benefit of $65	-	-	-	-	5	5	-	5
Change in unrealized loss on foreign
exchange contracts, net of income tax
expense of $40	-	-	-	-	62	62	-	62
Comprehensive income:						6,638	-	6,638
Issuance of nonvested shares	58,709	1	(1)	-	-	-	-	-
Issuance of stock upon exercise of options	13,794	-	49	-	-	49	-	49
Income tax benefit on exercise of options	-	-	155	-	-	155	-	155
Share-based compensation	-	-	1,475	-	-	1,475	-	1,475
Balance April 30, 2010	19,507,712	$195	$344,630	$136,289	$(5,999)	$475,115	$75	$475,190

Balance January 31, 2011	19,540,033	$195	$347,307	$159,709	$(5,809)	$501,402	$2,522	$503,924
Comprehensive income:
Net income	-	-	-	13,066	-	13,066	566	13,632
Other comprehensive income:
Foreign currency translation adjustments,
net of income tax expense of ($360)	-	-	-	-	1,434	1,434	-	1,434
Comprehensive income						14,500	566	15,066
Issuance of nonvested shares	69,252	1	(1)	-	-	-	-	-
Expiration of performance contingent
nonvested shares	(33,251)	-	-	-	-	-	-	-
Issuance of stock upon exercise of options	6,500	-	150	-	-	150	-	150
Income tax benefit on exercise of options	-	-	8	-	-	8	-	8
Share-based compensation	-	-	1,553	-	-	1,553	-	1,553
Balance April 30, 2011	19,582,534	$196	$349,017	$172,775	$(4,375)	$517,613	$3,088	$520,701

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months
	Ended April 30,
	(unaudited)
(in thousands)	2011	2010
Cash flow from operating activities:
Net income	$13,632	$6,571
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	15,082	14,125
Deferred income taxes	2,932	(3,575)
Share-based compensation	1,553	1,475
Share-based compensation excess tax benefit	(8)	(155)
Equity in earnings of affiliates	(4,669)	(1,873)
Dividends received from affiliates	938	819
Gain from disposal of property and equipment	(5,642)	(64)
Changes in current assets and liabilities, net of effects of acquisitions:
Decrease (increase) in customer receivables	1,684	(18,674)
Increase in costs and estimated earnings in excess
of billings on uncompleted contracts	(27,203)	(5,577)
Increase in inventories	(5,211)	(1,422)
Decrease (increase) in other current assets	3,713	(256)
(Decrease) increase in accounts payable and accrued expenses	(1,094)	1,324
Increase in billings in excess of costs and
estimated earnings on uncompleted contracts	1,952	3,974
Other, net	(2,211)	(181)
Cash used in operating activities	(4,552)	(3,489)
Cash flow from investing activities:
Additions to property and equipment	(17,743)	(12,124)
Additions to gas transportation facilities and equipment	(24)	(32)
Additions to oil and gas properties	(701)	(261)
Additions to mineral interests in oil and gas properties	(20)	(94)
Acquisition of businesses, net of cash acquired	(8,850)	-
Payment of cash purchase price adjustments on prior year acquisitions	-	(226)
Proceeds from disposal of property and equipment	10,868	443
Deposit of cash into restricted accounts	(9,000)	-
Cash used in investing activities	(25,470)	(12,294)
Cash flow from financing activities:
Borrowing under revolving loan facilities	44,500	-
Repayments under revolving loan facilities	(14,000)	-
Issuance of common stock upon exercise of stock options	150	48
Excess tax benefit on exercise of share-based instruments	8	155
Cash provided by financing activities	30,658	203
Effects of exchange rate changes on cash	1,691	(940)
Net increase (decrease) in cash and cash equivalents	2,327	(16,520)
Cash and cash equivalents at beginning of period	44,985	84,450
Cash and cash equivalents at end of period	$47,312	$67,930

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Accounting Policies and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the "Company").  Intercompany transactions have been eliminated.  Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method.  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2011, as filed in its Annual Report on Form 10-K.

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

Oil and Gas Properties and Mineral Interests - The Company follows the full-cost method of accounting for oil and gas properties.  Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized.  Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Depletion expense was $950,000 and $2,859,000 for the three months ended April 30, 2011 and 2010, respectively.

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

Goodwill - Goodwill is periodically tested for impairment. The Company performs its annual impairment as of December 31, or more frequently if events or changes in circumstances indicate that an asset might be impaired. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. The Company believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or the Company’s strategies change, it is possible that the Company’s conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position and results of operations.

Intangible Assets - Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from one to 40 years.

Other Long-lived Assets - Long-lived assets, including amortizable intangible assets and the Company’s gas transportation facilities and equipment, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Factors we consider important which could trigger an impairment review include but are not limited to the following:

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

Restricted Deposits - Restricted deposits consist of $9,000,000 from the sale of a facility in Fontana, California  that are intended to be used for acquiring and relocating to a new facility and escrow funds of $7,413,000 associated with various acquisitions as described in Note 2. See Note 6 for further discussion of the facility sale.

Allowance for Uncollectible Accounts Receivable - The Company makes ongoing estimates relating to the collectibility of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and also considers a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection.

Accrued Insurance Expense - The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a self-insured limit.  Estimates are recorded for health and welfare, property and casualty insurance costs that are associated with these programs.  These costs are estimated based in part on actuarially determined projections of future payments under these programs.  Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

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

Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities.  Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.  Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. However, income tax expense relating to adjustments to the Company’s liabilities for uncertainty in income tax positions is accounted for discretely in the interim period in which it occurs.

The Company’s estimate of uncertainty in income taxes is based on the framework established in the accounting for income taxes guidance. This guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws and experience in managing tax audits and relevant accounting guidance, to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on our tax return and the benefit reflected in the financial statements is recorded as a liability in the consolidated balance sheet. This liability is updated at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities.

As of April 30 and January 31, 2011, the total amount of unrecognized tax benefits recorded was $12,649,000 and $12,016,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense.   As of April 30 and January 31, 2011, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $5,715,000 and $5,251,000, respectively.

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

Derivatives - The Company follows current accounting guidance which requires derivative financial instruments to be recorded on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. When in place, the Company accounts for unrealized foreign currency exchange hedges of forecasted costs as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts, are recorded in accumulated other comprehensive income in stockholders’ equity.  Changes in the fair value of the effective portion of hedge contracts are recognized in accumulated other comprehensive income until the hedged item is recognized in operations.  The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in operations.  In addition, the Company periodically enters into natural gas contracts to manage fluctuations in the price of natural gas. These contracts result in the Company physically delivering gas, and as a result, are exempt from fair value accounting under the normal purchases and sales exception. When in place, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts. The Company does not enter into derivative financial instruments for speculative or trading purposes.

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable approximate fair value at April 30, 2011 and 2010, because of the relatively short maturity of those instruments. See Note 4 for disclosure regarding the fair value of indebtedness of the Company, Note 5 for disclosure regarding the fair value of derivative instruments and Note 8 for other fair value disclosures.

Earnings Per Share - Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding.  Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. Options to purchase 270,444 and 500,773 shares have been excluded from weighted average shares in the periods ending April 30, 2011 and 2010, respectively, as their effect was antidilutive.  A total of 85,077 and 67,975 nonvested shares have been excluded from weighted average shares in the periods ended April 30, 2011 and 2010, respectively, as their effect was antidilutive.

Share-based Compensation - The Company recognizes all share-based instruments in the financial statements and utilizes a fair-value measurement of the associated costs. As of April 30, 2011, the Company had unrecognized compensation expense of $3,373,000 to be recognized over a weighted average period of 2.10 years.  The Company determines the fair value of share-based compensation granted in the form of stock options using the Black-Scholes model.

Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the stock expire.

Supplemental Cash Flow Information - The amounts paid for income taxes, interest and noncash financing activities were as follows:

	Three Months
	Ended April 30,
(in thousands)	2011	2010
Income taxes	$2,967	$813
Interest	229	688
Noncash financing activities:
Deferred debt issuance costs	1,700	-

During the three months ended April 30, 2011, the Company funded $1,700,000 of debt issuance costs through borrowings under its New Credit Agreement. These costs will be amortized over the life of the credit agreement. See Note 4 for further discussion of the Company’s credit facility agreement.

2.  Acquisitions

Fiscal Year 2012

On February 28, 2011, the Company acquired the Kansas and Colorado cured-in-place pipe (“CIPP”) operations of Wildcat Civil Services (“Wildcat”), a sewer rehabilitation contractor. The acquisition will further the Company’s expansion and geographic reach of its Inliner group westward. The aggregate purchase price for Wildcat of $8,850,000 was comprised of cash ($442,000 of which was placed in escrow to secure certain representations, warranties and indemnifications).

The purchase price allocation was based on a preliminary assessment of the fair value of the assets and liabilities acquired, using the Company’s internal operational assessments and other analyses, which are Level 3 measurements. Such amounts may be subject to revision as the operational assessments and other analyses are finalized. Revisions will be recorded by the Company as adjustments to the purchase price allocation.

Based on the Company’s allocations of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the respective closing date:

(in thousands)	Wildcat
Working capital	$337
Property and equipment	6,048
Goodwill	2,465
Total purchase price	$8,850

The $2,465,000 of goodwill was assigned to the Water Infrastructure Division. The purchase price in excess of the value of Wildcat’s net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from synergies as these acquired operations are integrated with the Company’s existing operations. Goodwill associated with the acquisition is expected to be deductible for tax purposes.

The results of operations for the acquired entity have been included in the Company’s consolidated statements of income commencing on the closing date. Revenue and income before income taxes for Wildcat since its respective closing date were not significant. Pro forma amounts related to Wildcat for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.

Fiscal Year 2011

The Company completed three acquisitions during fiscal 2011 as described below:

●
On July 15, 2010, the Company acquired a 50% interest in Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay).  Diberil, with operations in Sao Paulo, Brazil, and Montevideo, Uruguay, is one of the largest providers of specialty foundation and specialized marine geotechnical services in South America. The acquisition expanded our geoconstruction capabilities into these geographic markets. The Company accounts for Diberil as an equity method investment (see Note 10).

●
On July 27, 2010, the Company acquired certain assets of Intevras Technologies, LLC (“Intevras”), a Texas based company focused on the treatment, filtration, handling and evaporative crystallization and disposal of industrial wastewaters, which expanded our offerings in the industrial water market.

●
On October 22, 2010, the Company purchased 100% of the outstanding stock of Bencor Corporation of America – Foundation Specialist (“Bencor”), a leading contractor in foundation and underground engineering, which complements and expands our geoconstruction capabilities.

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

Acquisition related costs of $381,000 for Bencor and $65,000 for Intevras were recorded as an expense in the periods in which the costs were incurred. The purchase price for each acquisition has been allocated based on an assessment of the fair value of the assets and liabilities acquired, based on the Company’s internal operational assessments and other analyses which are Level 3 measurements. The Bencor purchase price allocation for the estimated fair value of identifiable intangible assets, goodwill and noncontrolling interests is provisional pending completion of further valuation analyses. Any revisions will be recorded by the Company as further adjustments to the purchase price allocation.

Based on the Company’s allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective closing dates:

(in thousands)	Intevras	Bencor		Total
Working capital	$113	$8,683		$8,796
Property and equipment	556	18,451		19,007
Goodwill	1,891	8,529	*	10,420
Other intangible assets	4,040	5,040	*	9,080
Other assets	-	39		39
Deferred taxes	-	(7,023)		(7,023)
Other noncurrent liabilities	-	(795)		(795)
Noncontrolling interests
in subsidiary of Bencor	-	(851	) *	(851)
Total purchase price	$6,600	$32,073		$38,673
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

The results of operations of the acquired entities have been included in the Company’s consolidated statements of income commencing on the closing date. Bencor contributed revenues and income before income taxes to the Company for the three months ended April 30, 2011, of $10,029,000 and $2,074,000, respectively. Revenue and income before income taxes for Intevras since its respective closing date, were not significant. Pro forma amounts related to Intevras for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.

Assuming Bencor had been acquired at the beginning of fiscal year ended January 31, 2011, the unaudited pro forma consolidated revenues, net income, and net income per share of the Company would be as follows:

Three Months
Ended April 30,
(in thousands, except per share data)	2010
Revenues	$241,362

Net income attributable to Layne Christensen Company	7,726

Basic income per share	$0.40
Diluted income per share	$0.40

The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future.

On November 30, 2007, the Company acquired certain assets and liabilities of SolmeteX Inc. (“SolmeteX”), a water and wastewater research and development business and supplier of wastewater filtration products to the dental market. In addition to the initial purchase price, there was contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which was based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Amounts paid pursuant to the SolmeteX Earnout Amount were accounted for as additional purchase consideration. The contingent earnout consideration earned by SolmeteX was $689,000, of which $33,000 was paid in fiscal 2009, $229,000 was paid in fiscal 2010 and $426,000 was paid in fiscal 2011 of which $226,000 was paid in the quarter ended April 30, 2010.

3.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	April 30, 2011			January 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$20,302	$(4,171)	28	$20,302	$(3,896)	28
Customer/contract-related	3,220	(1,462)	1	3,220	(488)	1
Patents	6,992	(1,309)	12	6,992	(1,155)	12
Non-competition agreements	1,144	(512)	6	1,144	(454)	6
Other	2,754	(2,087)	13	2,754	(1,966)	13
Total intangible assets	$34,412	$(9,541)		$34,412	$(7,959)

Amortizable intangible assets are being amortized over their estimated useful lives of one to 40 years with a weighted average amortization period of 21 years.  Total amortization expense for other intangible assets was $1,582,000 and $400,000 for the three months ended April 30, 2011 and 2010, respectively.

The carrying amount of goodwill attributed to each operating segment was as follows:

(in thousands)	Energy	Water Infrastructure	Total
Balance January 31, 2011	$950	$102,428	$103,378
Additions	-	2,465	2,465
Balance April 30, 2011	$950	$104,893	$105,843

4.  Indebtedness

The Company maintains an agreement (“Master Shelf Agreement”) whereby it can issue an additional $50,000,000 in unsecured notes before September 15, 2012. On July 31, 2003, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under the Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05%, with annual principal payments of $13,333,000. Final payment on the Series A Senior Notes was made on August 2, 2010. The Company issued an additional $20,000,000 of notes under the Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and the remaining balance of $6,667,000 is due on September 29, 2011.

On March 25, 2011, the Company entered into a new revolving credit facility (the “New Credit Agreement”) which contains a revolving loan commitment of $300,000,000, less any outstanding letter of credit commitments (which are subject to a $100,000,000 sublimit). The unsecured $300,000,000 facility extends to March 25, 2016, and replaces the Company’s prior Credit Agreement, which was terminated. The New Credit Agreement was entered into to extend the expiration period of the Company’s debt facilities and increase borrowing capacity.  The Company funded $1,700,000 of debt issuance costs through borrowings under its New Credit Agreement. These costs will be amortized over the life of the credit agreement.

The New Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.25% to 2.25%, or a base rate as defined in the New Credit Agreement, plus up to 1.25%, each depending on the Company’s leverage ratio. On April 30, 2011, there were letters of credit of $20,410,000 and $35,200,000 borrowings outstanding on the New Credit Agreement resulting in available capacity of $244,390,000.

The Master Shelf Agreement and the New Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage and leverage ratio. Additionally, the Company must maintain a minimum tangible net worth under the Master Shelf Agreement. The Company was in compliance with its covenants as of April 30, 2011.

Debt outstanding as of April 30, 2011, and January 31, 2010, whose carrying value approximates fair value, was as follows:

	April 30,	January 31,
(in thousands)	2011	2011
Long-term debt:
Credit agreement	$35,200	$3,000
Senior notes	6,667	6,667
Total debt	41,867	9,667
Less current maturities	(6,667)	(9,667)
Total long-term debt	$35,200	$-

5.  Derivatives

The Company’s Energy Division is exposed to fluctuations in the price of natural gas and periodically enters into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production, if available at attractive prices. As of April 30, 2011 and January 31, 2011 the Company held no such contracts.

The Company has entered into physical delivery contracts in order to facilitate normal recurring sales with our natural gas purchasing counterparty. As of April 30, 2011, the Company had committed to deliver a total of 2,208,000 million British Thermal Units (“MMBtu”) of natural gas through October 2011. The contract price resets daily based on a weighted average price of the reported trades for deliveries on the following day.

Additionally, the Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of April 30, 2011 and January 31, 2011 the Company held no such contracts.

6.  Other Income (Expense), Net

Other income (expense), net consisted of the following for the three months ended April 30, 2011 and 2010:

	Three Months
	Ended April 30,
(in thousands)	2011	2010
Gain from disposal of property and equipment	$5,642	$64
Gain on sale of investment securities	996	-
Interest income	22	72
Currency exchange gain (loss)	200	(132)
Other	55	(117)
Total	$6,915	$(113)

On March 21, 2011, the Company sold its operating facility in Fontana, California, with the intent of acquiring and relocating to a new facility. In the interim until a new facility can be purchased, the Company entered into a leasehold agreement of the existing facility. The total gain on the sale of the facility was $6,354,000, of which $1,379,000 was deferred to match the expected lease payments under the leasehold agreement. The deferred gain will be recognized over the 36 month term of the lease. The proceeds of the sale of $9,000,000 were placed in a restricted escrow fund for purposes of purchasing the new facility. Funds not spent will revert to the Company as of September 17, 2011.

7.  Employee Benefit Plans

The Company provides supplemental retirement benefits to its chief executive officer.  Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance.  The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation.  The Company has recognized the full amount of its actuarially determined pension liability.  Net periodic pension cost of the supplemental retirement benefits for the three months ended April 30, 2011 and 2010 include the following components:

	Three Months
	Ended April 30,
(in thousands)	2011	2010
Service cost	$138	$87
Interest cost	47	43
Net periodic pension cost	$185	$130

8.  Fair Value Measurements

The Company follows current accounting guidance which defines fair value, establishes a three-level fair value hierarchy based upon the assumptions (inputs) used to price assets or liabilities, and expands disclosures about fair value measurements. The hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are listed below:

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

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value are presented below as of April 30, 2011 and January 31, 2011:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
April 30, 2011
Financial Assets:
Restricted deposits held at fair value	$16,413	$16,413	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$1,100	$-	$-	$1,100

January 31, 2011
Financial Assets:
Restricted deposits held at fair value	$6,967	$6,967	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$1,100	$-	$-	$1,100

(1)
The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach.  Key assumptions include a discount rate of 41.2% and annual revenues of acquired businesses ranging from $1,500,000 to $6,100,000 over the life of the earnout.

9.  Stock and Stock Option Plans

In October 2008, the Company amended the Rights Agreement signed October 1998 whereby the Company authorized and declared a dividend of one preferred share purchase right (“Right”) for each outstanding common share of the Company.  Subject to limited exceptions, the Rights are exercisable if a person or group acquires or announces a tender offer for 20% or more of the Company’s common stock.  Each Right will entitle shareholders to buy one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock of the Company at an exercise price of $75.00.  The Company is entitled to redeem the Right at $0.01 per Right at any time before a person has acquired 20% or more of the Company’s outstanding common stock. The Rights expire three years from the date of grant.

The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2011, there was an aggregate of 2,850,000 shares registered under the plans, 1,217,936 of which remain available to be granted under the plans. Of this amount, 250,000 shares may only be granted as stock in payment of bonuses, and 967,936 may be issued as stock or options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. For the three months ended April 30, 2011, the Company granted 69,252 restricted shares which, in general, ratably vest over periods of one to four years from the grant date.

The Company recognized $1,553,000 and $1,475,000 of compensation cost for these share-based plans during the three months ended April 30, 2011 and 2010, respectively. Of these amounts, $355,000 and $287,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $606,000 and $575,000 for the three months ended April 30, 2011 and 2010, respectively.

A summary of nonvested share activity for the three months ended April 30, 2011, is as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at January 31, 2011	107,785	$32.24
Granted	69,252	33.12
Vested	(9,236)	25.44
Expired	(33,251)	35.71
Nonvested stock at April 30, 2011	134,550	32.30	$4,004

Significant option groups outstanding at April 30, 2011, related exercise price and remaining contractual term were as follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Months)
6/04	20,000	20,000	$16.60	38
6/04	62,576	62,576	16.65	38
6/05	10,000	10,000	17.54	50
9/05	104,707	104,707	23.05	53
1/06	173,981	173,981	27.87	57
6/06	80,000	80,000	29.29	62
6/07	65,625	48,125	42.26	74
7/07	25,500	19,125	42.76	75
9/07	3,000	2,250	55.48	77
2/08	73,164	73,154	35.71	81
1/09	6,000	6,000	24.01	92
2/09	198,365	132,240	15.78	93
2/09	4,580	4,580	15.78	93
6/09	106,993	35,661	21.99	97
6/09	2,472	2,472	21.99	97
2/10	85,290	28,426	27.79	105
2/10	2,721	2,721	25.44	105
2/11	101,843	-	33.10	117
3/11	1,312	-	34.50	119
	1,128,129	806,018

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $19.08 and $16.08 for the three months ended April 30, 2011 and 2010, respectively.  The fair value was based on an expected life of approximately six years, no dividend yield, an average risk-free rate of 2.12% and 2.43%, respectively, and assumed volatility of 65%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. Transactions for stock options for the three months ended April 30, 2011, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at January 31, 2011	1,031,474	$25.34	6.4	$7,793
Granted	103,155	33.12		-
Exercised	(6,500)	23.05		77
Outstanding at April 30, 2011	1,128,129	26.07	6.5	6,177

Exercisable at January 31, 2011	693,587	26.23	5.6	4,696
Exercisable at April 30, 2011	806,018	25.74	5.7	4,586

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

10.  Investment in Affiliates

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

The Company’s investments in affiliates are carried at the fair value of the investment considered at the date acquired, plus the Company’s equity in undistributed earnings from that date. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows at April 30, 2011:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates was as follows:

	Three Months
	Ended April 30,
(in thousands)	2011	2010
Income statement data:
Revenues	$108,685	$64,923
Gross profit	24,078	11,288
Operating income	15,460	6,087
Net income	10,511	4,520

11.  Operating Segments

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

	Three Months
	Ended April 30,
(in thousands)	2011	2010
Revenues
Water Infrastructure	$196,065	$172,905
Mineral Exploration	62,767	45,878
Energy	5,660	9,549
Other	2,879	2,383
Total revenues	$267,371	$230,715

Equity in earnings of affiliates
Water Infrastructure	$126	$-
Mineral Exploration	4,543	1,873
Total equity in earnings of affiliates	$4,669	$1,873

Income (loss) before income taxes
Water Infrastructure	$14,175	$8,640
Mineral Exploration	17,246	8,587
Energy	980	2,517
Other	303	248
Unallocated corporate expenses	(9,057)	(7,069)
Interest expense	(344)	(526)
Total income before income taxes	$23,303	$12,397

Product Line Revenue Information
Water systems	$46,641	$39,615
Water treatment technologies	12,022	15,944
Sewer rehabilitation	29,423	26,352
Water plant construction	52,551	51,539
Pipeline construction	25,649	19,038
Soil stabilization	24,930	14,153
Environmental and specialty drilling	4,427	4,827
Exploration drilling	63,034	46,014
Energy	6,226	10,406
Other	2,468	2,827
Total revenues	$267,371	$230,715

Geographic Information
Revenue
United States	$216,636	$192,204
Africa/Australia	26,718	18,446
Mexico	11,462	10,655
Other foreign	12,555	9,410
Total revenues	$267,371	$230,715

12.  Contingencies

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne Christensen Company, our operations and our present business environment.  MD&A is provided as a supplement to — and should be read in connection with — our Consolidated Financial Statements and the accompanying notes thereto included under Part I Item 1 of this report. MD&A should also be read in conjunction with our Consolidated Financial Statements as of January 31, 2011, and for the year then ended, and the related MD&A, both of which are contained in our Form 10-K for the year ended January 31, 2011. MD&A includes the following sections:

●	Our Business — a general description of our business and key fiscal 2012 events.

●	Consolidated Review of Operations — an analysis of our consolidated results of operations for the three months ended April 30, 2011.

●
Operating Segment Review of Operations — an analysis of our results of operations for the three months ended April 30, 2011 as presented in our Consolidated Financial Statements for our three operating segments: Water Infrastructure Division, Mineral Exploration Division and Energy Division.

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

Key Fiscal 2012 Events

On February 28, 2011, the Company acquired the Kansas and Colorado cured-in-place pipe operations of Wildcat Civil Services, a sewer rehabilitation contractor. The acquisition will further the Company’s expansion and geographic reach of its Inliner group westward.

We experienced continued improvements in the minerals exploration markets served by our wholly owned operations and our Latin America affiliates. For the three months ended April 30, 2011, revenues in our Mineral Exploration Division have increased 36.8% and pre-tax earnings have improved 100.8% compared to the same period last year.

The majority of the Company’s forward sales contracts in the its Energy Division expired in March 2010, and as a result of the unfavorable natural gas pricing have not been renewed. For the three months ended April 30, 2011, revenues in this division have accordingly dropped 40.7% compared to the same period last year.

We recognized a gain of $5,052,000 (inclusive of $77,000 amortization of deferred gain) on the sale of a facility in Fontana, California. The facility was sold in anticipation of relocating existing operations to a different property.

Consolidated Review of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

	Three Months				Period-to-Period
	Ended April 30,				Change
	2011		2010		Three
Revenues:					Months
Water Infrastructure	73.3%		75.0%		13.4%
Mineral Exploration	23.5		19.9		36.8
Energy	2.1		4.1		(40.7)
Other	1.1		1.0		20.8
Total net revenues	100.0%		100.0%		15.9
Cost of revenues	(74.9	) %	(74.5	) %	16.5
Selling, general and administrative expenses	(15.0)		(14.6)		19.4
Depreciation, depletion and amortization	(5.6)		(6.1)		6.8
Equity in earning of affiliates	1.7		0.8		149.3
Interest expense	(0.1)		(0.2)		(34.6)
Other (expense) income, net	2.6		-		*
Income before income taxes	8.7		5.4		88.0
Income tax expense	(3.6)		(2.5)		66.0
Net income	5.1		2.9		107.5
Net income attributable to noncontrolling interests	(0.2)		-		*
Net income attributable to Layne Christensen Company	4.9%		2.9%		98.8
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

	Three Months
	Ended April 30,
(in thousands)	2011	2010
Revenues
Water Infrastructure	$196,065	$172,905
Mineral Exploration	62,767	45,878
Energy	5,660	9,549
Other	2,879	2,383
Total revenues	$267,371	$230,715
Equity in earnings of affiliates
Water Infrastructure	$126	$-
Mineral Exploration	4,543	1,873
Total equity in earnings of affiliates	$4,669	$1,873
Income (loss) before income taxes
Water Infrastructure	$14,175	$8,640
Mineral Exploration	17,246	8,587
Energy	980	2,517
Other	303	248
Unallocated corporate expenses	(9,057)	(7,069)
Interest expense	(344)	(526)
Total income before income taxes	$23,303	$12,397

Revenues for the three months ended April 30, 2011, increased $36,656,000, or 15.9%, to $267,371,000 compared to $230,715,000 for the same period last year.  A further discussion of results of operations by division is presented below.

Cost of revenues increased $28,313,000, or 16.5%, to $200,225,000, or 74.9% of revenues, for the three months ended April 30, 2011, compared to $171,912,000, or 74.5% of revenues, for the same period last year.

Selling, general and administrative expenses increased 19.4% to $40,001,000 for the three months ended April 30, 2011, compared to $33,515,000 for the same period last year. The increase was primarily due to additional expenses of $1,234,000 from acquired operations and $2,161,000 of increased compensation costs.

Depreciation, depletion and amortization increased 6.8% to $15,082,000 for the three months ended April 30, 2011, compared to $14,125,000 for the same period last year.  The increase was primarily the result of acquisitions and property additions, offset by $1,909,000 lower depletion in the Energy Division as a result of updated estimates of economically recoverable gas reserves.

Equity in earnings of affiliates increased 149.3% to $4,669,000 for the three months ended April 30, 2011, compared to $1,873,000 for the same period last year. The increase reflects the impact of an improved minerals exploration market in Latin America, primarily for gold and copper in Chile and Peru.

Interest expense decreased to $344,000 for the three months ended April 30, 2011, compared to $526,000 for the same period last year, the result of scheduled debt reductions.

Other income (expense), net for the three months ended April 30, 2011, consisted primarily of a gain of $5,052,000 on the sale of a facility in California, a gain of $996,000 on the sale of certain investment securities in Australia, and gains of $590,000 on the sale of other equipment. The facility in California was sold in anticipation of relocating existing operations to a different property.

Income tax expense of $9,671,000 (an effective rate of 41.5%) was recorded for the three months ended April 30, 2011, compared to $5,826,000 (an effective rate of 47.0%) for the same period last year.  The decrease in the effective rate was primarily attributable to a lesser tax impact of certain foreign operations and foreign affiliates. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

Operating Segment Review of Operations

Water Infrastructure Division	Three Months
	Ended April 30,
(in thousands)	2011	2010
Revenues	$196,065	$172,905
Income before income taxes	14,175	8,640

Water Infrastructure Division revenues increased 13.4% to $196,065,000 for the three months ended April 30, 2011, from $172,905,000 for the same period last year.  The increase was primarily attributable to additional revenues of $14,905,000 from acquired and start-up operations and the remainder from improved results from our pipeline construction business.

Included in revenues for the three months ended April 30, 2011 and 2010, were $3,732,000 and $5,477,000, respectively, from our project in Afghanistan. This project contributed $3,180,000 and $3,233,000, respectively, to income before income taxes for the three months ended April 30, 2011 and 2010. Drilling operations on this project have ceased and we expect to be in the process of demobilizing our equipment over the next quarter.

Included in the results of the Water Infrastructure Division for the three months ended April 30, 2011, was a gain of $5,052,000 on the sale of a facility in Fontana, California. Exclusive of this gain, income before income taxes for the Water Infrastructure Division increased 5.6% to $9,123,000 for the three months ended April 30, 2011, compared to $8,640,000 for the same period last year.  The increase was primarily attributable to $1,562,000 in earnings from acquired operations, offset by lower activity than last year in our non-acquisition related geoconstruction projects.

The backlog in the Water Infrastructure Division was $530,256,000 as of April 30, 2011, compared to $553,034,000 as of April 30, 2010.

Mineral Exploration Division	Three Months
	Ended April 30,
(in thousands)	2011	2010
Revenues	$62,767	$45,878
Income before income taxes	17,246	8,587

Mineral Exploration Division revenues increased 36.8% to $62,767,000 for the three months ended April 30, 2011, from $45,878,000 for the same period last year.  The increase was driven by increased activity levels across all locations.

Income before income taxes for the Mineral Exploration Division increased 100.8% to $17,246,000 for the three months ended April 30, 2011, compared to $8,587,000 for the same period last year.  The increase resulted primarily from improved margins, combined with higher revenues. Equity earnings from our affiliates increased $2,670,000 to $4,543,000 compared to $1,873,000 for the same period last year.

Energy Division	Three Months
	Ended April 30,
(in thousands)	2011	2010
Revenues	$5,660	$9,549
Income before income taxes	980	2,517

Energy Division revenues decreased 40.7% to $5,660,000 for the three months ended April 30, 2011, compared to revenues of $9,549,000 for the same period last year. The decrease is primarily attributable to lower natural gas prices compared to last year when we had favorably priced forward sales contracts for most of the quarter.

Income before income taxes for the Energy Division decreased 61.1% to $980,000 for the three months ended April 30, 2011, compared to $2,517,000 for the same period last year. The decrease was due to the impact of lower natural gas prices and the expiration of the forward sales contracts existing last year.

Net gas production by the Energy Division for the three months ended April 30, 2011, was 1,092 MMcf, compared to 1,142 MMcf for the same period last year. The average net sales price on production for the three months ended April 30, 2011, was $3.06 per Mcf compared to $7.17 per Mcf for the same period last year. The net sales price excludes revenues generated from third party gas.

Other	Three Months
	Ended April 30,
(in thousands)	2011	2010
Revenues	$2,879	$2,383
Income before income taxes	303	248

Other revenues and income before income taxes increased 20.8% to $2,879,000, and 22.2% to $303,000, respectively, for the three months ended April 30, 2011, compared to the same period last year, primarily as a result of machining and fabrication operations.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $9,057,000 for the three months ended April 30, 2011, compared to $7,069,000 for the same period last year.  The increase was primarily due to an increase of $840,000 in consulting fees related to systems integration and merger and acquisition projects.

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

The Company maintains an agreement (the “Master Shelf Agreement”) under which it may issue unsecured notes and an unsecured $300,000,000 revolving credit facility (the “New Credit Agreement”) which extends to March 25, 2016.  Under the Master Shelf Agreement, the Company has an additional $50,000,000 of unsecured notes available to be issued before September 15, 2012. At April 30, 2011, the Company has $6,667,000 in notes outstanding under the Master Shelf Agreement. At April 30, 2011, the Company had letters of credits of $20,410,000 and borrowings of $35,200,000 outstanding under the New Credit Agreement resulting in available capacity of $244,390,000.

The Company’s Master Shelf Agreement and New Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends.  These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants.  Significant financial maintenance covenants are fixed charge coverage ratio, maximum leverage ratio and minimum tangible net worth. Covenant levels and definitions are consistent between the two agreements with the exception of the tangible net worth covenant not being a requirement of the New Credit Agreement. The Company was in compliance with its covenants as of April 30, 2011, and expects to remain in compliance through the term of the agreements.

Compliance with the financial covenants is required on a quarterly basis, using the most recent four fiscal quarters. The Company’s fixed charge coverage ratio and leverage ratio covenants are based on ratios utilizing adjusted EBITDA and adjusted EBITDA, plus consolidated rental expense, as defined in the agreements.  Adjusted EBITDA is generally defined as consolidated net income excluding net interest expense, provision for income taxes, gains or losses from extraordinary items, gains or losses from the sale of capital assets, non-cash items including depreciation and amortization, and share-based compensation.  Equity in earnings of affiliates is included only to the extent of dividends or distributions received. The Company’s tangible net worth covenant is based on stockholders’ equity less intangible assets.  All of these measures are considered non-GAAP financial measures and are not intended to be in accordance with accounting principles generally accepted in the United States.

The Company’s minimum fixed charge coverage ratio covenant is the ratio of adjusted EBITDA, plus consolidated rental expense, to the sum of fixed charges.  Fixed charges consist of rent expense, interest expense, and principal payments of long-term debt.  The Company’s leverage ratio covenant is the ratio of total funded indebtedness to adjusted EBITDA.  Total funded indebtedness generally consists of outstanding debt, capital leases, unfunded pension liabilities, asset retirement obligations and escrow liabilities.  The Company’s tangible net worth covenant is measured based on stockholders’ equity, less intangible assets, as compared to a threshold amount defined in the agreements.  The threshold is adjusted over time based on a percentage of net income and the proceeds from the issuance of equity securities.

As of April 30, 2011 and 2010, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
	April 30,	April 30,	April 30,	April 30,
(in thousands, except for ratio data)	2011	2011	2010	2010
Minimum fixed charge coverage ratio	2.58	1.50	2.56	1.50
Maximum leverage ratio	0.54	3.00	0.37	3.00
Minimum tangible net worth	$373,896	$312,308	$353,470	$296,314

The Company’s working capital as of April 30, 2011 and April 30, 2010 was $133,921,000 and $124,864,000, respectively. The Company’s cash and cash equivalents as of April 30, 2011, were $47,312,000, compared to $44,985,000 as of January 31, 2011 and $67,930,000 as of April 30, 2010. The decreased amount of cash and cash equivalents as of April 30, 2011 compared to the same period last year was primarily due to cash payments for acquisitions and scheduled debt repayments. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2012.

Operating Activities

Cash used in operating activities was $4,552,000 for the three months ended April 30, 2011 compared to $3,489,000 for the same period last year.  The increase was primarily attributable changes in working capital partially offset by higher earnings.

Investing Activities

During the three months ended April 30, 2011, the Company sold a facility in California for $9,000,000. The proceeds from the sale were deposited into a restricted cash account in anticipation of purchasing a different property to relocate existing operations.

Excluding the proceeds from the facility sale, the Company’s capital expenditures, net of disposals, of $16,620,000 for the three months ended April 30, 2011, were split between $15,875,000 to maintain and upgrade its equipment and facilities and $745,000 toward the Company’s unconventional oil and gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects.   This compares to equipment spending of $11,681,000 and gas exploration and production spending of $387,000 in the same period last year. The Company expects to spend approximately $42 million over the remainder of the fiscal year.

For the three months ended April 30, 2011, the Company invested $8,850,000 for the Kansas and Colorado cured-in-place pipe operations of Wildcat Civil Services, a sewer rehabilitation contractor.

Financing Activities

For the three months ended April 30, 2011, the Company had net borrowings of $30,500,000 under its credit facilities. Borrowings were primarily used to fund the Wildcat acquisition and the Company’s seasonal working capital needs. The Company will make scheduled principal payments on the Senior Notes of $6,667,000 in September 2011.

Critical Accounting Policies and Estimates

For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 31, 2011. There have been no changes to our critical accounting policies since January 31, 2011.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt, foreign exchange rates giving rise to translation and transaction gains and losses and fluctuations in the price of natural gas.

Interest Rate Risk

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences.  A description of the Company’s debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2011 Form 10-K and Note 4 of this Form 10-Q.  As of April 30, 2011, an instantaneous change in interest rates of one percentage point would impact the Company’s annual interest expense by approximately $350,000.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2011, Form 10-K and Notes 10 and 11 of this Form 10-Q.  The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.  The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of April 30, 2011, the Company did have any outstanding foreign currency option contracts.

As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. The Company estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $450,000 for the three months ended April 30, 2011. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

Commodity Price Risk

The Company is also exposed to fluctuations in the prices of oil and natural gas, which result from the sale of the Energy Division’s oil and unconventional gas production.  The prices of oil and natural gas are volatile and the Company enters into fixed-price physical contracts, if available at attractive prices, to cover a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. The Company generally intends to maintain contracts in place to cover 50% to 75% of its production, although at April 30, 2011, did not have any contracts in place.

The Company estimates that a ten percent change in the price of natural gas would have impacted income before income taxes by approximately $115,000 for the three months ended April 30, 2011.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2011, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended April 30, 2011, the Company upgraded certain of its financial systems used in North America. Some controls and procedures were modified as a result of the new system. These modifications are not deemed to have materially affected, nor are they reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.  Legal Proceedings

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

The Company has taken disciplinary action against certain members of the Mineral Exploration Division management for failing to follow the Company’s policies and procedures, including placing three employees on paid administrative leave. The three employees placed on administrative leave have agreed to continue to assist us with the internal investigation and to be available for consultation and to answer questions relating to the Minerals Exploration Division’s business.

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

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement, and injunctive relief. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA and other applicable laws. In addition, disclosure of the subject matter of the investigation could adversely affect the Company's reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the agreements governing our debt instruments. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.  See Part I, Items 1A (Risk Factors) in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011 filed with the SEC for additional information.

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

ITEM 1A.  Risk Factors

There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

NOT APPLICABLE

ITEM 3.  Defaults Upon Senior Securities

NOT APPLICABLE

ITEM 4.  Removed and Reserved

NONE

ITEM 5.  Other Information

NONE

ITEM 6.  Exhibits

a) Exhibits

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

Layne Christensen Company
(Registrant)

DATE:	June 9, 2011	/s/ A.B. Schmitt
A.B. Schmitt, President
and Chief Executive Officer

DATE:	June 9, 2011	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer

27