Form 10-Q
period 2011-10-31
LAYNE CHRISTENSEN CO
filed 2011-12-08
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _____

_______________________________

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
Yes [  ]   No [X]

There were 19,755,711 shares of common stock, $.01 par value per share, outstanding on December 1, 2011.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

PART I

ITEM 1.  Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
(in thousands)	2011	2011
ASSETS	(unaudited)	(unaudited)

Current assets:
Cash and cash equivalents	$44,483	$44,985
Customer receivables, less allowance of $8,153 and $8,628, respectively	166,752	142,816
Costs and estimated earnings in excess of billings on uncompleted contracts	108,653	82,569
Inventories	37,279	29,542
Deferred income taxes	21,151	20,824
Income taxes receivable	239	8,633
Restricted deposits-current	3,844	3,966
Other	9,383	10,811
Total current assets	391,784	344,146

Property and equipment:
Land	16,161	12,631
Buildings	41,210	36,466
Machinery and equipment	476,036	441,588
Gas transportation facilities and equipment	40,990	40,886
Oil and gas properties	100,081	97,737
Mineral interests in oil and gas properties	22,252	22,261
	696,730	651,569
Less - Accumulated depreciation and depletion	(418,211)	(391,713)
Net property and equipment	278,519	259,856

Other assets:
Investment in affiliates	84,373	69,152
Goodwill	105,696	103,378
Other intangible assets, net	24,428	26,453
Restricted deposits-long term	443	3,001
Other	13,777	10,666
Total other assets	228,717	212,650

Total assets	$899,020	$816,652

See Notes to Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	October 31,	January 31,
(in thousands, except per share data)	2011	2011
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)	(unaudited)

Current liabilities:
Accounts payable	$106,011	$98,933
Current maturities of long term debt	84	9,667
Accrued compensation	43,482	44,584
Accrued insurance expense	12,391	9,579
Other accrued expenses	20,920	22,422
Acquisition escrow obligation-current	3,844	3,966
Income taxes payable	14,346	12,126
Billings in excess of costs and estimated earnings on uncompleted contracts	32,046	49,560
Total current liabilities	233,124	250,837

Noncurrent and deferred liabilities:
Long-term debt	65,217	-
Accrued insurance expense	13,541	11,609
Deferred income taxes	24,821	26,782
Acquisition escrow obligation-long term	443	3,001
Other	21,641	20,499
Total noncurrent and deferred liabilities	125,663	61,891
Contingencies (Note 12)

Stockholders' equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,699 and 19,540
shares issued and outstanding, respectively	197	195
Capital in excess of par value	350,283	347,307
Retained earnings	192,138	159,709
Accumulated other comprehensive loss	(5,670)	(5,809)
Total Layne Christensen Company stockholders' equity	536,948	501,402
Noncontrolling interests	3,285	2,522
Total equity	540,233	503,924

Total liabilities and stockholders' equity	$899,020	$816,652

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2011	2010	2011	2010
Revenues	$294,896	$269,797	$857,319	$753,812
Cost of revenues (exclusive of depreciation, depletion,
and amortization, shown below)	(229,201)	(209,669)	(660,845)	(579,327)
Selling, general and administrative expenses	(43,702)	(37,931)	(121,757)	(103,145)
Depreciation, depletion and amortization	(15,490)	(12,798)	(45,278)	(39,054)
Equity in earnings of affiliates	6,520	4,310	19,025	7,797
Interest expense	(700)	(337)	(1,761)	(1,380)
Other income, net	1,501	5	9,677	81
Income before income taxes	13,824	13,377	56,380	38,784
Income tax expense	(4,243)	(5,183)	(21,989)	(17,570)
Net income	9,581	8,194	34,391	21,214
Net income attributable to noncontrolling interests	(828)	-	(1,962)	-
Net income attributable to Layne Christensen Company	$8,753	$8,194	$32,429	$21,214

Earnings per share information attributable to
Layne Christensen Company shareholders:
Basic income per share	$0.45	$0.42	$1.67	$1.09

Diluted income per share	$0.45	$0.42	$1.65	$1.09

Weighted average shares outstanding - basic	19,460	19,396	19,452	19,384
Dilutive stock options and nonvested shares	144	144	200	148
Weighted average shares outstanding - dilutive	19,604	19,540	19,652	19,532

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling
(dollars in thousands)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interests	Total
Balance January 31, 2010	19,435,209	$194	$342,952	$129,718	$(6,066)	$466,798	$75	$466,873
Comprehensive income:
Net income	-	-	-	21,214	-	21,214	-	21,214
Other comprehensive income:
Foreign currency translation adjustments,
net of income tax expense of $228	-	-	-	-	509	509	-	509
Change in unrealized loss on foreign
exchange contracts, net of income tax
expense of $76	-	-	-	-	119	119	-	119
Comprehensive income						21,842	-	21,842
Issuance of nonvested shares	58,709	1	(1)	-	-	-	-	-
Forfeiture of nonvested shares	(1,449)	-	-	-	-	-	-	-
Treasury stock purchased and subsequently
cancelled	(5,441)	-	(136)	-	-	(136)	-	(136)
Issuance of stock upon exercise of options	16,744	-	99	-	-	99	-	99
Income tax benefit on exercise of options	-	-	158	-	-	158	-	158
Income tax deficiency upon vesting of
restricted shares	-	-	(118)	-	-	(118)	-	(118)
Noncontrolling interests of acquisition	-	-	-	-	-	-	1,611	1,611
Share-based compensation	-	-	2,848	-	-	2,848	-	2,848
Balance October 31, 2010	19,503,772	$195	$345,802	$150,932	$(5,438)	$491,491	$1,686	$493,177

Balance January 31, 2011	19,540,033	$195	$347,307	$159,709	$(5,809)	$501,402	$2,522	$503,924
Comprehensive income:
Net income	-	-	-	32,429	-	32,429	1,962	34,391
Other comprehensive income:
Foreign currency translation adjustments,
net of income tax expense of $174	-	-	-	-	139	139	-	139
Comprehensive income						32,568	1,962	34,530
Issuance of nonvested shares	193,188	2	(2)	-	-	-	-	-
Forfeiture of nonvested shares	(5,015)	-	-	-	-	-	-	-
Treasury stock purchased and subsequently
cancelled	(5,382)	-	(151)	-	-	(151)	-	(151)
Expiration of performance contingent
nonvested shares	(33,251)	-	-	-	-	-	-	-
Issuance of stock upon exercise of options	9,000	-	191	-	-	191	-	191
Income tax benefit on exercise of options	-	-	16	-	-	16	-	16
Income tax deficiency upon vesting of
restricted shares	-	-	(89)	-	-	(89)	-	(89)
Share-based compensation	-	-	3,011	-	-	3,011	-	3,011
Distribution to noncontrolling interest	-	-	-	-	-	-	(1,199)	(1,199)
Balance October 31, 2011	19,698,573	$197	$350,283	$192,138	$(5,670)	$536,948	$3,285	$540,233

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months
	Ended October 31,
	(unaudited)
(in thousands)	2011	2010
Cash flow from operating activities:
Net income	$34,391	$21,214
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	45,278	39,054
Deferred income taxes	(2,685)	(5,235)
Share-based compensation	3,011	2,848
Share-based compensation excess tax benefit	(16)	(158)
Equity in earnings of affiliates	(19,025)	(7,797)
Dividends received from affiliates	3,804	3,429
Gain from disposal of property and equipment	(8,354)	(526)
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in customer receivables	(23,972)	(28,488)
Increase in costs and estimated earnings in excess
of billings on uncompleted contracts	(26,084)	(15,199)
Increase in inventories	(7,522)	(2,047)
Decrease (increase) in other current assets	4,773	(6,985)
Increase in accounts payable and accrued expenses	13,223	28,827
(Decrease) increase in billings in excess of costs and
estimated earnings on uncompleted contracts	(17,514)	7,428
Other, net	714	2,394
Cash provided by operating activities	22	38,759
Cash flow from investing activities:
Additions to property and equipment	(55,769)	(39,468)
Additions to gas transportation facilities and equipment	(104)	(68)
Additions to oil and gas properties	(2,344)	(1,467)
Additions to mineral interests in oil and gas properties	(193)	(274)
Acquisition of businesses, net of cash acquired	(8,855)	(16,867)
Investment in foreign affiliate	-	(16,150)
Payment of cash purchase price adjustments on prior year acquisitions	-	(226)
Proceeds from sale of business	-	4,800
Proceeds from disposal of property and equipment	13,323	1,165
Deposit of cash into restricted accounts	(9,000)	-
Release of cash from restricted accounts	12,129	1,156
Distribution of restricted cash from prior year acquisitions	(3,129)	(1,156)
Cash used in investing activities	(53,942)	(68,555)
Cash flow from financing activities:
Borrowings under revolving loan facilities	84,784	-
Repayments under revolving loan facilities	(24,500)	-
Repayments of long term debt	(6,667)	(20,000)
Issuance of common stock upon exercise of stock options	191	99
Excess tax benefit on exercise of share-based instruments	16	158
Purchases and retirement of treasury stock	(151)	(136)
Distribution to noncontrolling interest	(1,199)	-
Cash provided by (used in) financing activities	52,474	(19,879)
Effects of exchange rate changes on cash	944	(1,889)
Net decrease in cash and cash equivalents	(502)	(51,564)
Cash and cash equivalents at beginning of period	44,985	84,450
Cash and cash equivalents at end of period	$44,483	$32,886

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

Oil and Gas Properties and Mineral Interests - The Company follows the full-cost method of accounting for oil and gas properties.  Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized.  Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, salaries, benefits and other internal salary-related costs directly attributable to these activities.  Costs associated with production and general corporate activities are expensed in the period incurred.  Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Depletion expense was $985,000 and $3,055,000, respectively, for the three and nine months ended October 31, 2011 as compared to $958,000 and $4,675,000 for the same periods last year.

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

Restricted Deposits - Restricted deposits consist of $4,287,000 associated with various acquisitions as described in Note 2.

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

As of October 31 and January 31, 2011, the total amount of unrecognized tax benefits recorded was $14,129,000 and $12,016,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense.  As of October 31 and January 31, 2011, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $7,176,000 and $5,251,000, respectively.

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

In addition, the Audit Committee of the Board of Directors has engaged outside counsel to conduct an internal investigation about, among other things, the legality of certain payments by the Company to agents and other third parties interacting with government officials in certain countries in Africa. See Note 12 for further discussion.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable approximate fair value at October 31, 2011 and 2010, because of the relatively short maturity of those instruments. See Note 4 for disclosure regarding the fair value of indebtedness of the Company, Note 5 for disclosure regarding the fair value of derivative instruments and Note 8 for other fair value disclosures.

Earnings Per Share - Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding.  Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. Options to purchase 625,200 and 366,108 shares have been excluded from weighted average shares in the three and nine months ending October 31, 2011, respectively, as their effect was antidilutive. A total of 237,646 and 190,696 nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2011, as their effect was antidilutive. Options to purchase 518,716 and 570,799 shares have been excluded from weighted average shares in the three and nine months ending October 31, 2010, respectively, as their effect was antidilutive. A total of 98,924 nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2010, respectively, as their effect was antidilutive.

Share-based Compensation - The Company recognizes all share-based instruments in the financial statements and utilizes a fair-value measurement of the associated costs. As of October 31, 2011, the Company had unrecognized compensation expense of $4,444,000 to be recognized over a weighted average period of 2.5 years.  The Company determines the fair value of share-based compensation granted in the form of stock options using the Black-Scholes model.

Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the stock expire.

Supplemental Cash Flow Information - The amounts paid for income taxes, interest and noncash financing activities were as follows:

	Nine Months
	Ended October 31,
(in thousands)	2011	2010
Income taxes	$15,238	$11,497
Interest	1,360	1,473
Noncash financing activities:
Deferred debt issuance costs	1,716	-
Capital lease obligation	300	-

During the nine months ended October 31, 2011, the Company funded $1,716,000 of debt issuance costs through borrowings under its New Credit Agreement. These costs will be amortized over the life of the credit agreement. See Note 4 for further discussion of the Company’s credit facility agreement.

 The Company incurred a capital lease obligation of $300,000 for the lease of new equipment.

New Accounting Pronouncements – In September 2011, the FASB issued ASU 2011-09, “Disclosures about an Employer’s Participation in a Multiemployer Plan” (“ASU 2011-09”), which is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011.  The provisions of ASU 2011-09 increase the quantitative and qualitative disclosures an employer is required to provide about its participation in significant multiemployer plans that offer pension or other postretirement benefits.  The ASU’s objective is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which an employer participates, (2) the level of the employer’s participation in those plans, (3) the financial health of the plans and (4) the nature of the employer’s commitments to the plans.  The Company is currently evaluating ASU 2011-09 and has not yet determined the impact the adoption will have on the Company’s Consolidated Financial Statements.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011.  The provisions of ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test.  If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required.  Otherwise, further testing would not be needed.  The Company does not believe ASU 2011-08 will have a significant impact on the Company’s Consolidated Financial Statements.

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

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU 2011-04"), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The Company does not believe ASU 2011-04 will have a significant impact on the Company's Consolidated Financial Statements.

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

The purchase price allocation was based on an assessment of the fair value of the assets acquired and liabilities assumed, using the Company’s internal operational assessments and other analyses, which are Level 3 measurements.

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

Based on the Company’s allocations of the purchase price, the acquisitions had the following effect on the Company’s consolidated financial position as of their respective closing dates:

(in thousands)	Intevras	Bencor	Total
Working capital	$113	$8,683	$8,796
Property and equipment	556	18,451	19,007
Goodwill	1,891	8,529	10,420
Other intangible assets	4,040	5,040	9,080
Other assets	-	39	39
Deferred taxes	-	(7,023)	(7,023)
Other noncurrent liabilities	-	(795)	(795)
Noncontrolling interests
in subsidiary of Bencor	-	(851)	(851)
Total purchase price	$6,600	$32,073	$38,673

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

The results of operations of the acquired entities have been included in the Company’s consolidated statements of income commencing on the closing date. Bencor contributed revenues and income before income taxes to the Company for the three and nine months ended October 31, 2011 as follows:

	Three Months	Nine Months
	Ended October 31,	Ended October 31,
(in thousands)	2011	2011
Revenues	$14,257	$34,293

Income before income taxes	4,864	10,963

Revenue and income before income taxes for Intevras since its closing date were not significant. Pro forma amounts related to Intevras for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.

Assuming Bencor had been acquired at the beginning of fiscal year ended January 31, 2011, the unaudited pro forma consolidated revenues, net income, and net income per share of the Company would be as follows:

	Three Months	Nine Months
	Ended October 31,	Ended October 31,
(in thousands, except per share data)	2010	2010
Revenues	$280,444	$789,301

Net income attributable to Layne Christensen Company	9,349	25,065

Basic income per share	$0.48	$1.29
Diluted income per share	$0.48	$1.28

The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future.

On November 30, 2007, the Company acquired certain assets and liabilities of SolmeteX Inc. (“SolmeteX”), a water and wastewater research and development business and supplier of wastewater filtration products to the dental market. In addition to the initial purchase price, there was contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which was based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Amounts paid pursuant to the SolmeteX Earnout Amount were accounted for as additional purchase consideration. The contingent earnout consideration earned by SolmeteX was $689,000, $426,000 of which was paid in fiscal 2011, including $226,000 in the nine months ended October 31, 2010, and the remainder paid in previous years.

3.  Goodwill and Other Intangible Assets

Goodwill and other intangible assets consist of the following:

	October 31, 2011			January 31, 2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$20,302	$(4,644)	28	$20,302	$(3,896)	28
Customer/contract-related	3,220	(2,101)	1	3,220	(488)	1
Patents	6,992	(1,613)	12	6,992	(1,155)	12
Non-competition agreements	1,144	(573)	6	1,144	(454)	6
Other	4,044	(2,343)	13	2,754	(1,966)	13
Total intangible assets	$35,702	$(11,274)		$34,412	$(7,959)

Amortizable intangible assets are being amortized over their estimated useful lives of one to 40 years with a weighted average amortization period of 21 years.  Total amortization expense for other intangible assets was $859,000 and $624,000 for the three months ended October 31, 2011 and 2010, respectively and $3,316,000 and $1,418,000 for the nine months ended October 31, 2011 and 2010, respectively.

The carrying amount of goodwill attributed to each operating segment was as follows:

(in thousands)	Energy	Water Infrastructure	Total
Balance January 31, 2011	$950	$102,428	$103,378
Additions	-	2,318	2,318
Balance October 31, 2011	$950	$104,746	$105,696

4.  Indebtedness

On July 31, 2003, the Company issued $40,000,000 of notes (“Series A Senior Notes”) under its Master Shelf Agreement. The Series A Senior Notes bear a fixed interest rate of 6.05%, with annual principal payments of $13,333,000. Final payment on the Series A Senior Notes was made on August 2, 2010. The Company issued an additional $20,000,000 of notes under its Master Shelf Agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes bear a fixed interest rate of 5.40% and the final payment of $6,667,000 was made on September 29, 2011.

On July 8, 2011, the Company entered into a new private shelf agreement (the “Shelf Agreement”) whereby it can issue $150,000,000 in unsecured notes. The Shelf Agreement extends to July 8, 2021 and replaces the prior Master Shelf Agreement. No unsecured notes have been issued under the new Shelf Agreement as of October 31, 2011.

On March 25, 2011, the Company entered into a new revolving credit facility (the “New Credit Agreement”) which contains a revolving loan commitment of $300,000,000, less any outstanding letter of credit commitments (which are subject to a $100,000,000 sublimit). The unsecured $300,000,000 facility extends to March 25, 2016, and replaces the Company’s prior Credit Agreement, which was terminated. The New Credit Agreement was entered into to extend the expiration period of the Company’s debt facilities and increase borrowing capacity.  The Company funded $1,716,000 of debt issuance costs through borrowings under its New Credit Agreement. These costs will be amortized over the life of the New Credit Agreement.

The New Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.25% to 2.25%, or a base rate as defined in the New Credit Agreement, plus up to 1.25%, each depending on the Company’s leverage ratio. On October 31, 2011, there were letters of credit of $18,690,000 and borrowings of $65,001,000 outstanding on the New Credit Agreement resulting in available capacity of $216,309,000.

The Shelf Agreement and the New Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage and leverage ratio. The Company was in compliance with its covenants as of October 31, 2011.

Debt and capital lease obligations outstanding as of October 31, 2011, and January 31, 2011, whose carrying value approximates fair value, was as follows:

	October 31,	January 31,
(in thousands)	2011	2011
Long-term debt:
Revolving credit facility	$65,001	$3,000
Capital lease obligations	300	-
Senior notes	-	6,667
Total debt	65,301	9,667
Less current maturities	(84)	(9,667)
Total long-term debt	$65,217	$-

5.  Derivatives

The Company’s Energy Division is exposed to fluctuations in the price of natural gas and periodically enters into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production, if available at attractive prices. As of October 31, 2011 and January 31, 2011 the Company held no such contracts.

The Company has entered into physical delivery contracts in order to facilitate normal recurring sales with our natural gas purchasing counterparty. As of October 31, 2011, the Company had committed to deliver a total of 372,000 million British Thermal Units (“MMBtu”) of natural gas through November 2011. The contract price resets daily based on a weighted average price of the reported trades for deliveries on the following day.

Additionally, the Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of October 31, 2011 and January 31, 2011 the Company held no such contracts.

6.  Other Income, Net

Other income, net consisted of the following for the three and nine months ended October 31, 2011 and 2010:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2011	2010	2011	2010
Gain from disposal of property and equipment	$274	$108	$8,354	$526
Gain on sale of investment securities	-	-	996	-
Interest income	74	31	131	155
Currency exchange gain (loss)	710	(246)	117	(438)
Other	443	112	79	(162)
Total	$1,501	$5	$9,677	$81

On March 21, 2011, the Company sold its operating facility in Fontana, California, with the intent of acquiring and relocating to a new facility. In the interim until a new facility could be purchased, the Company entered into a leasehold agreement of the existing facility. The total gain on the sale of the facility was $6,354,000, of which $1,379,000 was deferred to match the expected lease payments under the leasehold agreement. The deferred gain will be recognized over the 36 month term of the lease. The Company recognized $115,000 and $307,000 of the deferred gain during the three and nine months ended October 31, 2011, respectively.  The proceeds of the sale of $9,000,000 were placed in a restricted escrow fund for purposes of purchasing the new facility. During the three months ended October 31, 2011, the escrowed funds reverted to the Company and a new facility was purchased for $8,756,000 and is being prepared for use.

7.  Employee Benefit Plans

The Company provides supplemental retirement benefits to its chief executive officer.  Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of the chief executive’s defined contribution plan balance.  The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation.  The Company has recognized the full amount of its actuarially determined pension liability.  Net periodic pension cost of the supplemental retirement benefits for the three and nine months ended October 31, 2011 and 2010 include the following components:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2011	2010	2011	2010
Service cost	$524	$87	$728	$261
Interest cost	103	43	172	129
Net periodic pension cost	$627	$130	$900	$390

The increases in service and interest costs for the three and nine months ended was due to a change in actuarial assumptions in connection with the planned retirement of the Company’s chief executive officer on January 31, 2012.

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

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value are presented below as of October 31, 2011 and January 31, 2011:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
October 31, 2011
Financial Assets:
Restricted deposits held at fair value	$4,287	$4,287	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$1,100	$-	$-	$1,100

January 31, 2011
Financial Assets:
Restricted deposits held at fair value	$6,967	$6,967	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$1,100	$-	$-	$1,100

(1)
The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach.  Key assumptions include a discount rate of 41.2% and annual revenues of acquired businesses ranging from $1,500,000 to $6,100,000 over the life of the earnout.

9.  Stock and Stock Option Plans

The Company had previously adopted a Rights Agreement whereby the Company authorized and declared a dividend of one preferred share purchase right (“Right”) for each outstanding common share of the Company.  The Rights Agreement expired in October 2011 and was not renewed.

The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee.  As of October 31, 2011, there was an aggregate of 2,850,000 shares registered under the plans, 1,074,011 of which remain available to be granted under the plans. Of this amount, 250,000 shares may only be granted as stock in payment of bonuses, and 824,011 may be issued as stock or options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.  For the nine months ended October 31, 2011, the Company granted 193,188 restricted shares which, in general, ratably vest over periods of one to five years from the grant date.

The Company recognized $3,011,000 and $2,848,000 of compensation cost for these share-based plans during the nine months ended October 31, 2011 and 2010, respectively. Of these amounts, $1,197,000 and $792,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $1,174,000 and $1,111,000 for the nine months ended October 31, 2011 and 2010, respectively.

A summary of nonvested share activity for the nine months ended October 31, 2011, is as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at January 31, 2011	107,785	$32.24	$3,404
Granted	193,188	30.67
Vested	(25,061)	36.41
Canceled	(33,251)	35.71
Forfeited	(5,015)	29.43
Nonvested stock at October 31, 2011	237,646	30.08	5,986

Significant option groups outstanding at October 31, 2011, related exercise price and remaining contractual term were as follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Months)
6/04	20,000	20,000	$16.60	32
6/04	60,076	60,076	16.65	32
6/05	10,000	10,000	17.54	44
9/05	104,707	104,707	23.05	47
1/06	173,981	173,981	27.87	51
6/06	80,000	80,000	29.29	56
6/07	65,625	65,625	42.26	68
7/07	25,500	25,500	42.76	69
9/07	3,000	3,000	55.48	71
2/08	73,164	73,164	35.71	75
1/09	6,000	6,000	24.01	86
2/09	198,365	132,240	15.78	87
2/09	4,580	4,580	15.78	87
6/09	106,993	71,325	21.99	91
6/09	2,472	2,472	21.99	91
2/10	2,721	2,721	25.44	99
2/10	82,390	28,426	27.79	99
2/11	97,518	-	33.10	111
3/11	1,312	-	34.50	113
6/11	2,096	-	28.71	115
7/11	17,893	-	29.31	117
	1,138,393	863,817

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $18.70 and $16.08 for the nine months ended October 31, 2011 and 2010, respectively.  The fair value was based on an expected life of approximately six years, no dividend yield, an average risk-free rate of 1.84% and 2.43%, respectively, and assumed volatility of 65%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. Transactions for stock options for the nine months ended October 31, 2011, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at January 31, 2011	1,031,474	$25.34	6.4	$7,793
Granted	123,144	32.49
Exercised	(9,000)	21.27		112
Forfeited	(7,225)	30.97
Outstanding at October 31, 2011	1,138,393	26.11	6.1	3,252

Exercisable at January 31, 2011	693,587	26.23	5.6	4,696
Exercisable at October 31, 2011	863,817	26.09	5.3	2,516

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

The Company’s investments in affiliates are carried at the fair value of the investment considered at the date acquired, plus the Company’s equity in undistributed earnings from that date. These affiliates, which generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies, are as follows at October 31, 2011:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period.  Summarized financial information of the affiliates was as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2011	2010	2011	2010
Income statement data:
Revenues	$133,814	$92,385	$380,321	$227,900
Gross profit	29,817	20,608	86,877	43,325
Operating income	20,575	13,187	58,770	25,149
Net income	14,529	9,761	41,975	18,457

11.  Operating Segments

The Company is a global solutions provider to the world of essential natural resources – water, minerals and energy. Management defines the Company’s operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the offices’ own division. For example, if a Mineral Exploration Division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration Division rather than the Water Infrastructure Division. The Company’s segments are defined as follows:

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

Financial information for the Company’s segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief operating officer, chief financial officer and general counsel) and board of directors.  Costs directly associated with a particular division are recorded in that division.

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2011	2010	2011	2010
Revenues
Water Infrastructure	$215,319	$209,870	$629,102	$576,765
Mineral Exploration	72,109	51,662	203,873	148,325
Energy	5,084	4,944	16,486	20,336
Other	2,384	3,321	7,858	8,386
Total revenues	$294,896	$269,797	$857,319	$753,812

Equity in earnings of affiliates
Water Infrastructure	$1,236	$80	$2,161	$80
Mineral Exploration	5,284	4,230	16,864	7,717
Total equity in earnings of affiliates	$6,520	$4,310	$19,025	$7,797

Income (loss) before income taxes
Water Infrastructure	$4,339	$13,072	$26,167	$31,997
Mineral Exploration	16,074	9,000	52,139	26,543
Energy	78	(106)	1,317	2,891
Other	(15)	404	789	1,195
Unallocated corporate expenses	(5,952)	(8,656)	(22,271)	(22,462)
Interest expense	(700)	(337)	(1,761)	(1,380)
Total income before income taxes	$13,824	$13,377	$56,380	$38,784

Product Line Revenue Information
Water systems	$45,994	$44,817	$141,681	$137,577
Water treatment technologies	15,574	16,265	41,325	37,359
Sewer rehabilitation	39,067	33,622	101,981	87,639
Water plant construction	50,285	66,335	157,758	181,421
Pipeline construction	30,459	20,628	86,221	61,497
Soil stabilization	30,239	24,343	83,736	55,874
Environmental and specialty drilling	3,603	2,750	14,429	11,533
Exploration drilling	71,143	51,989	204,214	148,888
Energy	5,558	6,018	17,979	23,032
Other	2,974	3,030	7,995	8,992
Total revenues	$294,896	$269,797	$857,319	$753,812

Geographic Information
Revenue
United States	$233,409	$226,513	$685,190	$629,265
Africa/Australia	26,119	18,821	80,403	57,127
Mexico	16,977	11,309	42,354	34,873
Other foreign	18,391	13,154	49,372	32,547
Total revenues	$294,896	$269,797	$857,319	$753,812

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne Christensen Company, our operations and our present business environment.  MD&A is provided as a supplement to — and should be read in connection with — our Consolidated Financial Statements and the accompanying notes thereto included under Part I Item 1 of this report. MD&A should also be read in conjunction with our Consolidated Financial Statements as of January 31, 2011, and for the year then ended, and the related MD&A, both of which are contained in our Form 10-K for the year ended January 31, 2011. MD&A includes the following sections:

●	Our Business — a general description of our business and key fiscal 2012 events.
●	Consolidated Review of Operations — an analysis of our consolidated results of operations for the three and nine months ended October 31, 2011.
●
Operating Segment Review of Operations — an analysis of our results of operations for the three and nine months ended October 31, 2011 as presented in our Consolidated Financial Statements for our three primary operating segments: Water Infrastructure Division, Mineral Exploration Division and Energy Division.

●	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.
●
Critical Accounting Policies — a discussion of our critical accounting policies that involve a higher degree of judgment or complexity.  This section also includes the impact of new accounting standards.

Our Business

The Company is a global solutions provider to the world of essential natural resources – water, minerals and energy. We operate throughout North America, as well as in Africa, Australia, Brazil and Italy. We also operate through our affiliates in South America and Mexico. Layne Christensen’s customers include municipalities, investor-owned water utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies and agribusiness.

Key Fiscal 2012 Events

On August 23, 2011, the Company appointed Gernot Penzhorn, who was Vice President of Operations for the Mineral Exploration Division, to replace Eric Despain as President of the division. In connection with Mr. Despain’s departure, the Company recognized $820,000 in severance expenses during the three months ended October 31, 2011.

On August 1, 2011, the Company announced its chief executive officer (“CEO”), Andrew B. Schmitt, will retire at the end of the fiscal year ending January 31, 2012. Rene J. Robichaud, a board member, assumed the position of President as of September 6, 2011, and will assume the additional role of CEO upon Mr. Schmitt’s retirement. Mr. Schmitt will continue to serve on the Company’s Board of Directors. In connection with Mr. Schmitt’s retirement, the Company recognized $1,255,000 in retirement benefit costs during the three months ended October 31, 2011, and estimates that it will recognize additional expenses of $1,000,000 during the last three months of fiscal 2012.

The Company’s Water Infrastructure Division has experienced increased competition in the municipal bid market.  Competitors are migrating into the market from other areas that are experiencing softness, such as retail housing construction.  As a result of this margin pressure and some cost overruns, earnings for the division are down 34.7% for the nine months despite a 9.1% increase in revenues.

The Company experienced continued improvements in the minerals exploration markets served by our wholly owned operations and our Latin America affiliates. For the nine months ended October 31, 2011, revenues in our Mineral Exploration Division have increased 37.5% and pre-tax earnings have improved 96.4% compared to the same period last year.

The Company recognized a gain of $5,282,000 (inclusive of $307,000 amortization of deferred gain) on the sale of a facility in Fontana, California. The facility was sold March 21, 2011, in anticipation of relocating existing operations to a different property. During the three months ended October 31, 2011, a new property was purchased for $8,756,000 and is being prepared for use.

On February 28, 2011, the Company acquired the Kansas and Colorado cured-in-place pipe operations of Wildcat Civil Services, a sewer rehabilitation contractor. The acquisition will further the Company’s expansion and geographic reach of its Inliner group westward.

The majority of the Company’s forward sales contracts in the Energy Division expired in March 2010, and as a result of the unfavorable natural gas pricing have not been renewed. For the nine months ended October 31, 2011, revenues in this division have accordingly dropped 18.9% and pre-tax earnings have decreased 54.4% compared to the same period last year.

Consolidated Review of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

	Three Months		Nine Months		Period-to-Period
	Ended October 31,		Ended October 31,		Change
	2011	2010	2011	2010	Three	Nine
Revenues:					Months	Months
Water Infrastructure	73.0%	77.8%	73.4%	76.5%	2.6%	9.1%
Mineral Exploration	24.5	19.1	23.8	19.7	39.6	37.5
Energy	1.7	1.8	1.9	2.7	2.8	(18.9)
Other	0.8	1.3	0.9	1.1	(28.2)	(6.3)
Total net revenues	100.0	100.0	100.0	100.0	9.3	13.7
Cost of revenues	(77.7)	(77.7)	(77.1)	(76.9)	9.3	14.1
Selling, general and administrative expenses	(14.8)	(14.1)	(14.2)	(13.7)	15.2	18.0
Depreciation, depletion and amortization	(5.3)	(4.8)	(5.3)	(5.1)	21.0	15.9
Equity in earning of affiliates	2.2	1.6	2.2	1.0	51.3	144.0
Interest expense	(0.2)	(0.1)	(0.2)	(0.2)	107.7	27.6
Other income, net	0.5	-	1.1	-	*	*
Income before income taxes	4.7	4.9	6.5	5.1	3.3	45.4
Income tax expense	(1.4)	(1.9)	(2.6)	(2.3)	(18.1)	25.2
Net income	3.3	3.0	3.9	2.8	16.9	62.1
Net income attributable to noncontrolling interests	(0.3)	-	(0.2)	-	*	*
Net income attributable to Layne Christensen Company	3.0%	3.0%	3.7%	2.8%	6.8	52.9
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

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2011	2010	2011	2010
Revenues
Water Infrastructure	$215,319	$209,870	$629,102	$576,765
Mineral Exploration	72,109	51,662	203,873	148,325
Energy	5,084	4,944	16,486	20,336
Other	2,384	3,321	7,858	8,386
Total revenues	$294,896	$269,797	$857,319	$753,812
Equity in earnings of affiliates
Water Infrastructure	$1,236	$80	$2,161	$80
Mineral Exploration	5,284	4,230	16,864	7,717
Total equity in earnings of affiliates	$6,520	$4,310	$19,025	$7,797
Income (loss) before income taxes
Water Infrastructure	$4,339	$13,072	$26,167	$31,997
Mineral Exploration	16,074	9,000	52,139	26,543
Energy	78	(106)	1,317	2,891
Other	(15)	404	789	1,195
Unallocated corporate expenses	(5,952)	(8,656)	(22,271)	(22,462)
Interest expense	(700)	(337)	(1,761)	(1,380)
Total income before income taxes	$13,824	$13,377	$56,380	$38,784

Revenues increased $25,099,000, or 9.3%, to $294,896,000, for the three months ended October 31, 2011, and $103,507,000, or 13.7%, to $857,319,000 for the nine months ended October 31, 2011, as compared to the same periods last year.  A further discussion of results of operations by division is presented below.

Cost of revenues increased $19,532,000, or 9.3%, to $229,201,000 (77.7% of revenues) and $81,518,000, or 14.1% to $660,845,000 (77.1% of revenues) for the three and nine months ended October 31, 2011, compared to $209,669,000 (77.7% of revenues) and $579,327,000 (76.9% of revenues) for the same periods last year.  The increase as a percentage of revenues for the nine months was primarily due to margin pressures and cost overruns in the Water Infrastructure Division.

Selling, general and administrative expenses increased 15.2% to $43,702,000 and 18.0% to $121,757,000 for the three and nine months ended October 31, 2011, compared to $37,931,000 and $103,145,000 for the same periods last year. The increase for the three months was primarily due to additional expenses of $962,000 from acquired operations, $3,001,000 in increased compensation costs, $1,618,000 of increased legal and professional fees and $2,069,000 of increased operating tax expenses, partially offset by a reduction of $2,042,000 in consulting costs primarily related to system conversions in the prior year.  The increase for the nine months was primarily due to additional expenses of $2,286,000 from acquired operations, $8,480,000 in increased compensation costs, $4,192,000 in increased legal and professional fees, $1,906,000 in increased travel expenses and $1,268,000 of increased operating tax expenses.  The increased compensation costs include severance related costs of $2,425,000 for the three and nine months ended October 31, 2011, associated with the transition of the chief executive officer and other executives.  The increased operating tax expenses were primarily due to an assessment made in a foreign jurisdiction.

Depreciation, depletion and amortization increased 21.0% to $15,490,000 and 15.9% to $45,278,000 for the three and nine months ended October 31, 2011, compared to $12,798,000 and $39,054,000 for the same periods last year.  The increases were primarily the result of increases in assets from acquisitions and property additions, partially offset by lower depletion in the Energy Division as a result of higher estimates of economically recoverable gas reserves.

Equity in earnings of affiliates increased 51.3% to $6,520,000 and 144.0% to $19,025,000 for the three and nine months ended October 31, 2011, compared to $4,310,000 and $7,797,000 for the same periods last year. The increase reflects the impact of an improved minerals exploration market in Latin America, primarily for copper and gold in Chile and Peru.

Interest expense increased to $700,000 and $1,761,000 for the three and nine months ended October 31, 2011, compared to $337,000 and $1,380,000 for the same periods last year, the result of increased borrowings on our credit facilities to fund working capital.

Other income, net for the three months ended October 31, 2011, consisted primarily of gains of $274,000 on the sale of equipment, foreign exchange gains of $710,000, interest income of $74,000 and a gain of $395,000 on recovery of good and services tax receivable in Australia.  Other income, net for the nine months ended October 31, 2011, consisted primarily of a gain of $5,282,000 (inclusive of $307,000 amortization of deferred gain) on the sale of a facility in California, a gain of $996,000 on the sale of certain investment securities in Australia and gains of $3,072,000 on the sale of other equipment and foreign exchange gains of $117,000. The facility in California was sold in anticipation of relocating existing operations to a different property.

Income tax expense of $4,243,000 (an effective rate of 30.7%) and $21,989,000 (an effective rate of 39.0%) was recorded for the three and nine months ended October 31, 2011, respectively, compared to $5,183,000 (an effective rate of 38.7%) and $17,570,000 (an effective rate of 45.3%) for the same periods last year.  The decrease in the effective rate was primarily attributable to the continued increase in the forecasted equity earnings of affiliates as a percentage of forecasted income before income taxes.  As a substantial part of the non-dividend portion of these earnings is considered indefinitely re-invested, it tends to lower our effective tax rate.

Operating Segment Review of Operations

Water Infrastructure Division	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2011	2010	2011	2010
Revenues	$215,319	$209,870	$629,102	$576,765
Income before income taxes	4,339	13,072	26,167	31,997

Water Infrastructure Division revenues increased 2.6% to $215,319,000 and 9.1% to $629,102,000 for the three and nine months ended October 31, 2011, respectively, compared to $209,870,000 and $576,765,000 for the same periods last year.  The increase for the three months was primarily attributable to additional revenues of $18,275,000 from acquired operations and $8,588,000 from our specialty drilling operations, partially offset by declines of $7,279,000 in our heavy construction operations, $11,212,000 in our non-acquisition related geoconstruction projects and $4,623,000 from our water supply project in Afghanistan. The increase for the nine months was primarily attributable to additional revenues of $43,980,000 from acquired operations, $17,279,000 from our specialty drilling operations, partially offset by a decline of $7,948,000 in our heavy construction operations, $13,982,000 in our non-acquisition related geoconstruction projects and $6,754,000 from our water supply project in Afghanistan.  The increases in our specialty drilling operations were largely due to our entry into the deep wastewater injection well markets in Florida.  The heavy construction decreases were due to weather related project delays and reduced activity levels due to increased competition in our markets, while the geoconstruction declines were due in large part to shifting our resources to acquired operations following the completion of large projects in New Orleans and San Francisco.  Drilling operations in Afghanistan were completed earlier in the year and we are nearing the completion of demobilizing our equipment.

Income before income taxes for the Water Infrastructure Division decreased 66.8% to $4,339,000 and 18.2% to $26,167,000 for the three and nine months ended October 31, 2011, respectively, compared to $13,072,000 and $31,997,000 for the same periods last year.  The nine months ended October 31, 2011, included a gain of $5,282,000 (including $307,000 amortization of deferred gain) on the sale of a facility in Fontana, California.  Excluding the gain, the decreases in the periods were primarily attributable to declines of $5,412,000 and $11,535,000 from our heavy construction operations, $4,666,000 and $4,193,000 from our Afghanistan project, $1,392,000 and $4,540,000 in our non-acquisition related geoconstruction projects and $1,172,000 and $890,000 from our Inliner business.  The decreases were partially offset by increases of $4,558,000 and $10,525,000 from acquired operations and $2,229,000 and $4,038,000 from our specialty drilling operations. The heavy construction declines were due to continued downward pressure on margins for municipal bid projects, inefficiencies due to weather related project delays and cost overruns. We expect profit margins for projects in the municipal sector to remain under pressure for some time.  The declines in earnings from the non-acquisition related geoconstruction and Afghanistan projects correspond with the revenue declines noted above.

The backlog in the Water Infrastructure Division was $491,425,000 as of October 31, 2011, compared to $478,087,000 as of July 31, 2011 and $625,795,000 as of October 31, 2010.  The backlog has declined from last year primarily due to competitive pressures in the heavy construction operations.

Mineral Exploration Division	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2011	2010	2011	2010
Revenues	$72,109	$51,662	$203,873	$148,325
Income before income taxes	16,074	9,000	52,139	26,543

Mineral Exploration Division revenues increased 39.6% to $72,109,000 and 37.5% to $203,873,000 for the three and nine months ended October 31, 2011, respectively, compared to $51,662,000 and $148,325,000 for the same periods last year.  The increases were driven by increased activity levels across all locations, particularly the southwest U.S., Australia and southern Africa.

Income before income taxes for the Mineral Exploration Division increased 78.6% to $16,074,000 and 96.4% to $52,139,000 for the three and nine months ended October 31, 2011, respectively, compared to $9,000,000 and $26,543,000 for the same periods last year.  The increases resulted primarily from a combination of higher activity levels and improved pricing in substantially all of our operations, and the increased equity earnings from our affiliates. Equity earnings from our affiliates increased $1,054,000 to $5,284,000 and $9,147,000 to $16,864,000 for the three and nine months ended October 31, 2011, respectively, compared to $4,230,000 and $7,717,000 for the same periods last year.  Our affiliates had significant increases in activity at copper mine sites in Chile.  The increases were partially offset by increased legal and professional expenses for the FCPA investigation of $351,000 and $1,934,000 for the three and nine months, and, for the three months, severance related costs of $820,000 and an operating tax expense assessment of $2,008,000.

Energy Division	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2011	2010	2011	2010
Revenues	$5,084	$4,944	$16,486	$20,336
Income (loss) before income taxes	78	(106)	1,317	2,891

Energy Division revenues increased 2.8% to $5,084,000 and decreased 18.9% to $16,486,000 for the three and nine months ended October 31, 2011, respectively, compared to revenues of $4,944,000 and $20,336,000 for the same periods last year. The increase for the three months was primarily attributable to a small increase in oil sales compared to last year, partially offset by lower natural gas prices.  The decrease for the nine months was primarily attributable to the expiration of the forward sales contracts existing in the first three months of last year and lower gas production and natural gas prices compared to the nine months last year.

Income before income taxes for the Energy Division increased $184,000 to $78,000 and decreased $1,574,000 to $1,317,000 for the three and nine months ended October 31, 2011, respectively, compared to a loss of $106,000 and income of $2,891,000 for the same periods last year.  The increase for the three months was primarily attributable to a small increase in oil sales and lower overhead costs compared to last year, partially offset by lower natural gas prices.  The decrease for the nine months was primarily attributable to the expiration of forward sales contracts existing in the first three months of last year and lower gas production and natural gas prices compared to the nine months last year, partially offset by lower depletion expense of $1,620,000 a result of higher estimates of economically recoverable gas reserves.

Net gas production by the Energy Division for the three and nine months ended October 31, 2011, was 1,099 MMcf and 3,327 MMcf, compared to 1,101 MMcf and 3,386 MMcf for the same periods last year. The average net sales price on production for the three and nine months ended October 31, 2011, was $3.38 and $3.37 per Mcf, respectively, compared to $3.80 and $5.07 per Mcf for the same periods last year. The net sales price excludes revenues generated from third party gas.

Our current strategy for this operation is to only spend capital from this division’s internal cash flow and to operate as efficiently as possible within our current areas of interest.  Accordingly, we would expect production for the short term to remain flat or decline slightly.

Other	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2011	2010	2011	2010
Revenues	$2,384	$3,321	$7,858	$8,386
(Loss) income before income taxes	(15)	404	789	1,195

Other includes primarily the results of machining and fabrication operations not specifically assigned to other divisions.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $5,952,000 and $22,271,000 for the three and nine months ended October 31, 2011, respectively, compared to $8,656,000 and $22,462,000 for the same periods last year.  The decreases for the three and nine months were primarily attributable to decreases of $1,719,000 and $1,856,000 in consulting expenses, largely for systems implementation and development.

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

On July 8, 2011, the Company entered into a new private shelf agreement (the “Shelf Agreement”) whereby it can issue $150,000,000 in unsecured notes. The $150,000,000 private shelf agreement extends to July 8, 2021, and replaced the Company’s prior Master Shelf Agreement. At October 31, 2011, the Company had no notes outstanding.

The Company also maintains an unsecured $300,000,000 revolving credit facility (the “New Credit Agreement”) which extends to March 25, 2016.  At October 31, 2011, the Company had letters of credit of $18,690,000 and borrowings of $65,001,000 outstanding under the New Credit Agreement resulting in available capacity of $216,309,000.

The Company’s Shelf Agreement and New Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends.  These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants.  Significant financial maintenance covenants are a fixed charge coverage ratio and a maximum leverage. Covenant levels and definitions are consistent between the Shelf Agreement and the New Credit Agreement. The Company was in compliance with its covenants as of October 31, 2011, and expects to remain in compliance through the term of the agreements.

The financial covenants are based on defined terms included in the agreements, such as adjusted EBITDA and adjusted EBITDAR.  Compliance with the financial covenants is required on a quarterly basis, using the most recent four fiscal quarters.  Adjusted EBITDA is generally defined as consolidated net income excluding net interest expense, provision for income taxes, gains or losses from extraordinary items, gains or losses from the sale of capital assets, non-cash items including depreciation and amortization, and share-based compensation. Equity in earnings of affiliates is included only to the extent of dividends or distributions received.  Adjusted EBITDAR is defined as adjusted EDITDA, plus rent expense.  All of these measures are considered non-GAAP financial measures and are not intended to be in accordance with accounting principles generally accepted in the United States.

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

As of October 31, 2011 and 2010, the Company’s actual and required covenant levels under the existing agreements were as follows:

	Actual	Required	Actual	Required
(in thousands, except for ratio data)	October 31, 2011	October 31, 2011	October 31, 2010	October 31, 2010
Minimum fixed charge coverage ratio	3.37	1.50	2.61	1.50
Maximum leverage ratio	0.74	3.00	0.23	3.00

The Company’s working capital as of October 31, 2011 and 2010 was $158,660,000 and $85,463,000, respectively. The Company’s cash and cash equivalents as of October 31, 2011, were $44,483,000, compared to $44,985,000 as of January 31, 2011 and $32,886,000 as of October 31, 2010.  The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2012.

Operating Activities

Cash provided by operating activities was $22,000 for the nine months ended October 31, 2011 compared to $38,759,000 for the same period last year.  The decrease is primarily attributable to increased working capital needs to support increased revenues, and continued delays in the timing of billings as contract terms on a number of our larger current projects have extended milestones before billings may be submitted.  We expect our working capital levels to decrease over the balance of the fiscal year.

Investing Activities

During the nine months ended October 31, 2011, the Company sold a facility in California for $9,000,000. The proceeds from the sale were deposited into a restricted cash account in anticipation of purchasing a different property to relocate existing operations. During the three months ended October 31, 2011, the Company completed its purchase of the new facility for $8,756,000.

Excluding the proceeds from the facility sale and purchase of the new facility, the Company’s capital expenditures, net of disposals, of $45,331,000 for the nine months ended October 31, 2011, were split between $42,690,000 to maintain and upgrade its equipment and facilities and $2,641,000 toward the Company’s unconventional oil and gas exploration and production, including the construction of gas pipeline infrastructure near the Company’s development projects.   This compares to equipment spending of $38,303,000 and gas exploration and production spending of $1,809,000 in the same period last year. The Company expects to spend approximately $15 million over the remainder of the fiscal year.

For the nine months ended October 31, 2011, the Company invested $8,855,000 for the Kansas and Colorado cured-in-place pipe operations of Wildcat Civil Services, a sewer rehabilitation contractor.

Financing Activities

For the nine months ended October 31, 2011, the Company had net borrowings of $60,284,000 under its credit facilities. The borrowings were primarily used to fund the Wildcat acquisition and the Company’s working capital needs. The Company made $6,667,000 in scheduled debt payments on its Senior Notes.

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

Interest Rate Risk

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences.  A description of the Company’s debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2011 Form 10-K and Note 4 of this Form 10-Q.  As of October 31, 2011, an instantaneous change in interest rates of one percentage point would impact the Company’s annual interest expense by approximately $650,000.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2011, Form 10-K and Notes 10 and 11 of this Form 10-Q.  The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.  The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of October 31, 2011, the Company did have any outstanding foreign currency option contracts.

As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. The Company estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $65,000 for the nine months ended October 31, 2011. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

Commodity Price Risk

The Company is also exposed to fluctuations in the prices of oil and natural gas, which result from the sale of the Energy Division’s oil and unconventional gas production.  The prices of oil and natural gas are volatile and the Company enters into fixed-price physical delivery contracts, if available at attractive prices, to cover a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. The Company generally intends to maintain contracts in place to cover 50% to 75% of its production, although at October 31, 2011, did not have any contracts in place.

The Company estimates that a ten percent change in the price of natural gas would have impacted income before income taxes by approximately $308,000 for the nine months ended October 31, 2011.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended October 31, 2011, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.  Legal Proceedings

As previously reported, in connection with the Company updating its Foreign Corrupt Practices Act ("FCPA") policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by the Company to agents and other third parties interacting with government officials in certain countries in Africa.  The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these and other payments with assistance from two outside accounting firms. The internal investigation, which is continuing, has found documents and information suggesting that improper payments, which may violate the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of the Company to agents and other third parties interacting with government officials in certain countries in Africa relating to the payment of taxes, the importing of equipment and the employment of expatriates. In August 2011, the Company terminated the employment of three overseas members of the Mineral Exploration Division management for failing to follow the Company’s policies and procedures and appointed Gernot Penzhorn to replace Eric Despain as the President of the Minerals Exploration Division.  The Company believes that its continuing efforts to enhance compliance with the FCPA, by the employees of the Mineral Exploration Division, will benefit from this change in leadership.

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

Apart from the FCPA investigation, the Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings.  In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.

ITEM 1A.  Risk Factors

There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2011.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth information regarding repurchases of our common stock during the three months ended October 31, 2011.  There were no repurchases in August or October 2011.  The shares repurchased represent shares of our common stock that employees and directors elected to surrender to the Company to satisfy certain minimum tax withholding and other tax obligations upon the vesting of shares of nonvested stock. The Company does not consider this to be a share buyback program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2011 to
September 30, 2011	162	$22.75	-	-

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
The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings (Unaudited) for the Three and Nine Months Ended October 31, 2011 and 2010; (ii) the Consolidated Balance Sheets (Unaudited) as of October 31, 2011 and January 31, 2011; (iii) the Consolidated Statements of Equity and Comprehensive Income (Unaudited) for the Nine Months Ended October 31, 2011 and 2010; (iv) the Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended October 31, 2011 and 2010; and (v) the Notes to the Consolidated Financial Statements (Unaudited), tagged as blocks of text.**

**
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

Layne Christensen Company
(Registrant)

DATE:	December 8, 2011	/s/ Rene J. Robichaud
Rene J. Robichaud, President

DATE:	December 8, 2011	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer