Form 10-K
period 2012-01-31
LAYNE CHRISTENSEN CO
filed 2012-04-27
CIK 888504

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

 (Mark One)
[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

The aggregate market value of the 18,848,203 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2011, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Market on that date was $552,440,830.

At April 5, 2012, there were 19,845,876 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

LAYNE CHRISTENSEN COMPANY

PART I

Item 1. Business

General

Layne is a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. We operate throughout North America, as well as Africa, Australia, Europe, Brazil, and through our affiliates in other South American countries. Layne’s customers include government agencies (one significant example being the U.S. Army Corps of Engineers), investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies, power companies and agribusiness.

We maintain our executive offices at 1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205. Our telephone number is (913) 362-0510 and our website address is www.layne.com which is where you can find our periodic and current reports, free of charge, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

Our Businesses

Layne has historically reported on three business divisions: Water Infrastructure, Mineral Exploration, and Energy. Beginning with the fourth quarter of fiscal year 2012, the Company began separately reporting on four business segments that previously comprised its Water Infrastructure Group. This change is an outgrowth of the Company's strategic business planning process called “One Layne” and is a reflection of the operational focus of our new Chief Executive Officer and Chief Operating Officer. The four Water Infrastructure Group segments are: Water Resources, Inliner, Heavy Civil and Geoconstruction. In addition to these four segments, the Company will continue to report on its Mineral Exploration and Energy segments.  Reporting segment information for prior periods has been recast to match the new reporting segment structure.

As a part of our One Layne direction, we represent ourselves as a global Water Management, Construction and Drilling company, collaborating across all seven operating segments (six reportable segments) – as well as functional and geographic lines – to deliver total solutions for some of the world’s toughest water, mineral and energy challenges. This integrated approach streamlined communications, expedited timelines, a constant focus on safety and sustainability, and allows us to offer more than the sum of our individual services. Our solutions give clients a single point of accountability for even the most complex projects, and enable us to deliver high levels of service, quality and economic efficiency.

Water Management Solutions: Layne provides total water management solutions for government agencies, commercial water suppliers, industrial facilities, and energy companies. Our teams are responsible for effectively managing water in every phase of its lifecycle — supply, treatment, delivery and maintenance. Throughout each phase, we work to ensure compliance with complex state and federal regulations, and to meet increasingly high demand for quality, reliability and efficiency. We engage in the development and deployment of new and innovative water technologies to meet these standards, and to continue improving on the safety and sustainability of our work. Whether we are identifying and developing a new water source, delivering usable water to communities and facilities around the world, recycling water from oil and gas resources, or safely returning wastewater to the natural environment, Layne has a responsible solution for any water management challenge. Water Management Solutions include: sourcing, drilling, well design and construction, well maintenance and rehabilitation, pipeline rehabilitation, plant construction, industrial treatment, water and wastewater treatment, frac and produced water treatment, wastewater, process and sewer pipeline construction, sewer pipeline rehabilitation, well pump efficiency and performance testing, well field management and optimization.

Construction Solutions: Layne provides specialized construction solutions for the responsible management of water in just about any industry or environment. With extensive heavy civil expertise and a proven reputation for safety, we design and construct comprehensive, end-to-end water management systems, as well as individual intakes, reservoirs, pump stations, pipelines and plants tailored to our clients' needs. Our geotechnical capabilities allow us to improve soil stabilization and support subterranean structures in underground construction projects where effective water management is critical, such as dams and levees, tunnels, water lines, subways, highways and marine facilities. Our broad national footprint and well-maintained equipment fleet enables flexible scheduling and efficient delivery of both underground preparations and finished infrastructure construction. If a project involves water and/or soil stabilization, Layne designs, constructs and delivers the optimal solutions. Construction Solutions include: deep foundation systems, earth retention, ground improvements, well design and construction, intake, pumpstation and reservoir construction, transmission and distribution pipeline construction, wastewater, process and sewer pipeline construction, water and wastewater treatment, anaerobic digestion systems, plant construction, site construction, alternate delivery, tunneling and marine, renewable energy and Ranney collector wells.

Drilling Solutions: Layne provides comprehensive turnkey drilling solutions for water management, mineral exploration and specialty drilling needs. We employ a team of specialists to help us understand specific site characteristics and proactively overcome and plan for any challenges. Our experts are able to define the source, depth, magnitude and overall feasibility of water aquifers, and drill high-volume wells suitable for supplying water to government agencies, industrial and agricultural customers. We also drill deep injection wells to facilitate the disposal of treated wastewater. Our mineral exploration teams extract contaminant-free samples that accurately reflect the underlying mineral deposits. For any drilling need, we make safe, environmentally sound and socially responsible decisions at all times, and achieve the desired results for each and every project. Drilling Solutions include: Borehole and Surface Geophysics, Well Drilling, Diamond Core Drilling, Directional Drilling, Hammer Drilling, Large Diameter Core Drilling, Rotary Air Blast Drilling, Reverse Circulation Drilling and Specialty Drilling.

Layne operates on a geographically dispersed basis, with approximately 80 sales and operations offices located throughout the United States, and also in Africa, Australia, Canada, Mexico, Brazil and Italy. Since February 1, 2011, Jeffrey J. Reynolds has acted as Chief Operating Officer, and in that capacity has been responsible for all operations. Layne’s operating presidents for all six reporting segments (Water Resources, Inliner, Heavy Civil, Geoconstruction, Mineral Exploration and Energy) report to Mr. Reynolds. In addition, our foreign affiliates operate locations in South America and Mexico. See Note 17 to the consolidated financial statements for financial information pertaining to the operations and geographic spread of our segments and foreign operations.

Each of our segments has major customers; however, no single customer accounted for 10% or more of the Company’s revenues in any of the past three fiscal years. Generally, we negotiate our service contracts with industrial and mining companies as well as other private entities, while our service contracts with government agencies are typically awarded on a bid basis. Our contracts vary in length depending upon the size and scope of the project and the majority of such contracts are awarded on a fixed price basis, subject to change of circumstance and force majeure adjustments; a smaller portion are awarded on a cost plus or time and materials basis. Substantially, all of our contracts are cancelable for, among other reasons, the convenience of the customer.

Water Infrastructure Group

As noted above, during fiscal 2012, we reorganized the management and structure of the Water Infrastructure Group. This culminated in a structure whereby the Water Infrastructure Group operates four reporting segments – Water Resources, Inliner, Heavy Civil and Geoconstruction. An operating president heads each of these segments, and has managers reporting to them that are responsible for geographic regions or product lines within each segment. Our primary marketing activities for our Water Infrastructure Group occur through each division’s local business development managers and project managers who cultivate and maintain contact with existing and potential customers. We also maintain a centralized business development effort on a national basis, which seeks opportunities with industrial customers. The reporting segments which are also referred to as divisions in the Water Infrastructure Group are described below.

Water Resources Division

Operations

Water Resources provides our customers with every aspect of water supply system development and technology, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation.  Layne provides water systems and services in most regions of the U.S. We believe we are the largest water well drilling company in the world and provide a full suite of water-related products and services.

Our target groundwater drilling market consists of high-volume water wells drilled principally for municipal, industrial and agricultural customers. These high-volume wells, by necessity, have more stringent design specifications than residential or agricultural wells and are typically deeper and larger in diameter. We have strong technical expertise, an in-depth knowledge of U.S. geology and hydrology, a well-maintained fleet of appropriately sized, modern drilling equipment and a demonstrated ability to procure the sizable performance bonds often required for water related projects.

Water supply solutions for government agencies, industry and agriculture require the integration of hydrogeology and engineering with proven knowledge and application of drilling techniques. The drilling methods, size and type of equipment required depend upon the depth of the wells and the geological formations encountered at the project site. We have extensive well archives in addition to technical personnel who can determine geological conditions and aquifer characteristics. We provide feasibility studies using complex geophysical survey methods and have the expertise to analyze the survey results and define the source, depth and magnitude of an aquifer. We can estimate recharge rates, recommend well design features, plan well field design and develop water management plans. To conduct these services, we maintain a staff of professional employees including geological engineers, geologists, hydro geologists and geophysicists. These attributes enable us to locate suitable water-bearing formations to meet a wide variety of customer requirements.

Our expertise includes all sources of water supply including groundwater and surface sources. We design and construct bank intake structures, submerged intakes, infiltration galleries and horizontal collector wells. We also design and construct the pipelines and pump stations necessary to convey water from its source to the users.

We believe we are a leader in the rehabilitation of wells and well equipment. Our involvement in the initial drilling of wells positions us to win follow-up rehabilitation business, which is generally a higher margin business than well drilling. Such rehabilitation is periodically required during the life of a well, as groundwater may contain bacteria, iron, high mineral content, or other contaminants and screen openings may become blocked, reducing the capacity and productivity of the well.

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

We are engaged in helping to evaluate entire well fields and water systems to increase reliability and efficiency, and have the proper combination of technical and service capabilities to bring practical solutions to our clients.

Water Resources also offers environmental drilling services to assist in assessing, investigating, monitoring and characterizing water quality and aquifer parameters. The customers are typically national and regional consulting firms engaged by federal and state agencies, as well as industrial companies that need to assess, define or clean up groundwater contamination sources. We offer a wide range of environmental drilling services including: investigative drilling, installation and testing of monitoring wells to assist the customer in determining the extent of groundwater contamination, installation of recovery wells that extract contaminated groundwater for treatment, which is known as pump and treat remediation, and specialized site safety programs associated with drilling at contaminated sites. In our Safety, Health & Sustainability department, we employ a full-time staff qualified to prepare site-specific health and safety plans for hazardous waste cleanup sites as required by the Occupational Safety and Health Administration (“OSHA”) and the Mine Safety and Health Administration (“MSHA”).

We offer specialized drilling services to industrial and mining customers who need dewatering and other construction related services. We also drill deep injection wells for industrial (primarily power) and municipal clients that need to dispose of wastewater associated with their treatment processes.

We bring new technologies to the water and wastewater markets, whether through internal development, acquisition or strategic alliance. We also offer water treatment equipment engineering services, which supports the Company’s historic municipal business, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate and volatile organic compounds.

We expect demand for water treatment will be strongest in the industrial sector where the water quality challenges are more significant. One such industry is oil shale, where oil and gas reserves cannot be accessed without first planning for the handling of contaminant-laden flow-back and produced water. Through internal research and development, acquisition and strategic alliances, we have established a comprehensive and portable filtration/evaporation system that provides a zero-liquid discharge solution, enabling responsible development of energy resources.

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

Customers & Markets:

In the Water Resources Division, our customers are typically government agencies and local operations of industrial businesses. Of our division revenues in fiscal 2012, approximately 62% were derived from government agencies and approximately 20% were derived from industrial customers while the balance was derived from other customer groups. The term “government agencies” includes federal, state and local entities.

In the drilling of new water wells, we target customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which we believe we have competitive advantages due to our drilling expertise and financial resources.

Water infrastructure demand is driven by the need to provide and protect one of earth’s most essential resources, water, which is drawn from the earth for drinking, irrigation and industrial use. Main drivers for water supply and treatment include shifting demographics and urban sprawl, deteriorating water quality and infrastructure that supplies our water, increasing water demand from industrial expansion, stricter regulation and new technology that allows us to achieve new standards of quality. The U.S. water well drilling industry is highly fragmented; consisting of several thousand regionally and locally based contractors. The majority of these contractors are primarily involved in drilling low-volume water wells for agricultural and residential customers, markets in which we do not generally participate.

Well and pump rehabilitation demand depends on the age and application of the equipment, the quality of material and workmanship applied in the original well construction and changes in depth and quality of the groundwater. Rehabilitation work is often required on an emergency basis or within a relatively short period of time after a performance decline is recognized. Scheduling flexibility and a broad national footprint combined with technical expertise and equipment are critical for a repair and maintenance service provider. Like the water well drilling market, the market for rehabilitation is highly fragmented. The demand for well and pump rehabilitation in the public market is highly influenced by municipal budgets.

Demand for specialty drilling services is driven by activity at sites operated by governmental agencies like the Department of Energy, Department of Defense and the U.S. Army Corps of Engineers, as well as industrial and mining sites. Additionally, the deep injection well market is driven by new regulations and the need to economically dispose of waste associated with municipal and industrial water treatment.

Demand for water solutions will grow as government agencies, industry and agriculture compete for increasingly limited water resources. The combination of tightening regulations and water scarcity has resulted in increasingly sophisticated water consumers, and this in turn has created opportunities for the introduction of long-term sustainable methods and technologies such as aquifer recharge, water re-use, injection wells and zero-liquid discharge treatment systems.

As demographic shifts occur to more water-challenged areas and the number and allowable level of regulated contaminants and impurities becomes stricter, the demand for water recycling (re-use) and conservation services, as well as new specialized treatment media and filtration methods, is expected to remain strong.

Competition

Competition for our Water Resources Division’s bundled services are primarily local and regional specialty general contractors, while our competition in the water well drilling business consists primarily of small, local water well drilling operations and some larger regional competitors. Oil and conventional natural gas well drillers generally do not compete in the water well drilling business because the typical well depths are greater for oil and conventional natural gas and, to a lesser extent, the technology and equipment utilized in these businesses are different. Only a small percentage of all companies that perform water well drilling services have the technical competence and drilling expertise to compete effectively for high-volume municipal and industrial projects, which typically are more demanding than projects in the agricultural or residential well markets. In addition, smaller companies often do not have the financial resources or bonding capacity to compete for large projects. However, there are no proprietary technologies or other significant factors, which prevent other firms from entering these local or regional markets or from consolidating into larger companies more comparable in size to us. Water well drilling work is usually obtained on a competitive bid basis for government agencies, while work for industrial customers is obtained on a negotiated or informal bid basis.

As is the case in the water well drilling business, the well and pump rehabilitation business is characterized by a large number of relatively small competitors. We believe only a small percentage of the companies performing these services have the technical expertise necessary to diagnose complex problems, perform many of the sophisticated rehabilitation techniques we offer or repair a wide range of pumps in their own facilities. In addition, many of these companies have only a small number of pump service rigs. Rehabilitation projects are typically negotiated at the time of repair or contracted for in advance depending upon the lead-time available for the repair work. Since well and pump rehabilitation work is typically negotiated on an emergency basis or within a relatively short period of time, those companies with available rigs and the requisite expertise have a competitive advantage by being able to respond quickly to repair requests.

Backlog

Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. Backlog is not necessarily a short-term business indicator as there can be significant variability in the composition of the contracts and the timing of completion of the services. Backlog for the Water Resources Division was $102.7 million at January 31, 2012, compared to $107.3 million at January 31, 2011. Our backlog is generally completed within the following 12 to 24 months.

Inliner Division

Operations

Inliner provides a diverse range of wastewater pipeline and structure rehabilitation services to our clients. We focus on our proprietary Inliner® cured-in-place pipe (“CIPP”) which allows us to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Our trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. We are differentiated in that the intellectual property, the liner tube manufacturing and the largest installer of the Inliner CIPP technology are all housed within our family of companies.  This vertical integration and ISO quality certifications allow us to provide our clients with single-source accountability as well as added quality assurance and control when it comes to CIPP. While we focus on those CIPP efforts, we also provide a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and a variety of products for structure rebuilding and coating. Our expertise, experience and customer-oriented contracting combined with our ability to provide a diverse line of products and services allows us to be a unique provider of rehabilitative services.

Customers & Markets

In the Inliner Division, our customers are typically municipalities and local operations of industrial businesses. Of our division revenues in fiscal 2012, approximately 98% were derived from municipalities and approximately 2% were derived from industrial or private customers. The geographic reach of our Inliner Division expanded with the 2011 acquisition of Kiowa, CO based Wildcat Civil Services. This increased our territorial coverage westward to the Rocky Mountains. In addition, our product offering has been further expanded through collaboration with Saertex MultiCom. An agreement signed with Saertex in March 2012 gains Inliner entry into the fiberglass tube and ultraviolet light cured portion of the U.S. CIPP market.

Many of the drivers for sewer rehabilitation demand are largely a function of deteriorating urban infrastructure compounded by population growth, as well as deteriorating water quality and infrastructure that supplies our water. Additionally, federal and state agencies are forcing municipalities and industry to address pollution resulting from infiltration of damaged or leaking lines, enforcing stricter regulation and new technology that motivates us to achieve new standards of quality.

Competition

The CIPP industry has a small number of contractors with nationwide coverage and several more regionalized competitors. Municipal work is typically obtained on a competitively bid basis with rare exceptions of design build proposals being used for contractor selection. Industrial work can be either competitive bid or negotiated.

Larger competitors share the same vertical integration (tube manufacturing/assembly, wetout and installation) as our Inliner division while smaller competitors rely on third party tube supply and wetout. This saturated tube supply and the lack of having to construct wetout facilities allows smaller competitors to enter and remain in the CIPP business. In addition, the entrance of fiberglass products cured with ultraviolet light has opened up competition even further. Although competition is widespread, our Inliner division, by offering more than just CIPP, remains one of the most diversified providers in the industry.

Backlog

Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. Backlog is not necessarily a short-term business indicator as there can be significant variability in the composition of the contracts and the timing of completion of the services. Our backlog for the Inliner Division was $80.4 million at January 31, 2012, compared to $62.9 million at January 31, 2011. Our backlog is generally completed within the following 6 to 12 months.

Heavy Civil Division

Operations

Our Heavy Civil Division serves the needs of government agencies and industrial customers by overseeing the design and construction of water and wastewater treatment plants, as well as pipeline installation. Continued population growth in water-challenged regions and more stringent regulatory requirements lead to increasing the need to conserve water resources and control contaminants and impurities. We design and build integrated water supply and wastewater treatment facilities and provide filter media and membranes. These solutions are also provided in connection with collector wells, surface water intakes, pumping stations and groundwater pump stations. We also design and construct biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource.

Customers & Markets

In the Heavy Civil Division, our customers are typically government agencies and local operations of industrial businesses. Of our division revenues in fiscal 2012, approximately 90% were derived from municipalities and approximately 10% were derived from other customer groups.

Competition

Treatment plant and pipeline competitors consist mostly of a few national and many regional companies. The majority of the municipal market is contracted through a public bidding process. While the majority of the market is still price driven, a growing trend supports best value proposals.

Demand for heavy civil continues to grow as government agencies, industry and agriculture compete for increasingly limited water resources. The combination of tightening regulations and water scarcity has resulted in increasingly sophisticated water consumers, and this in turn has created opportunities for the introduction of long-term sustainable methods and technologies such as aquifer recharge, water re-use, injection wells and zero-liquid discharge treatment systems construction and implementation.

Backlog

Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. Backlog is not necessarily a short-term business indicator as there can be significant variability in the composition of the contracts and the timing of completion of the services. Our backlog for the Heavy Civil Division was $308.1 million at January 31, 2012, compared to $358.2 million at January 31, 2011. Our backlog is generally completed within the following 12 to 24 months.

Geoconstruction Division

Operations

We provide specialized foundation construction services to the heavy civil, industrial and commercial construction markets that are focused primarily on soil stabilization and subterranean structural support during the construction of dams/levees, tunnels, shafts, water lines, subways, highways and marine facilities. Soil stabilization services are used to modify weak and unstable soils and provide structural support and groundwater control for excavations. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, vibratory ground improvement and installation of ground anchors. We have expertise in selecting the appropriate ground modification and support techniques to be applied in highly variable geological conditions in addition to extensive experience in successful completion of complex and schedule-driven major underground construction projects.

We acquired Bencor Corporation of America – Foundation Specialist (“Bencor”) in October 2010, and a 50% interest in Diberil Sociedad Anonima (“Diberil”) in July 2010. Bencor is a leading contractor in foundation and underground engineering, and Diberil, through its operating company Costa Fortuna, is one of the largest providers of specialty foundation and marine geotechnical services in South America.

In Italy, our wholly owned subsidiary, Tecniwell, manufactures state of the art drilling rigs, mixing plants and very high pressure grout pumps, with related ancillary tooling.

Customers & Markets:

Our customers are typically government agencies, local operations of industrial businesses and heavy civil general contractors. In fiscal 2012, approximately 70% of our division revenues were derived from government agencies and approximately 10% were derived from industrial customers while the balance was from other customer groups. For the year, 75% of our revenues were generated by our U.S. based operations, with the balance in Italy.

Competition:

In the U.S. specialized foundation construction arena, we believe there are few competitors. We target customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which we believe we have competitive advantages due to our extensive expertise, and financial resources. We own and operate what we believe to be the largest fleet of hydromills and equipment in North America. In addition, we have implemented a very sophisticated quality control system that allows us to follow each phase of our work in real-time.

Backlog:

Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. Backlog is not necessarily a short-term business indicator as there can be significant variability in the composition of the contracts and the timing of completion of the services. Our backlog for the Geoconstruction Division was $47.3 million at January 31, 2012, compared to $58.4 million at January 31, 2011. Our backlog is generally completed within the following 12 to 24 months.

Mineral Exploration Division

Operations

Our Mineral Exploration Division conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Exploratory drilling is conducted to determine if there is a minable mineral deposit, which is known as an orebody, on the site. Definitional drilling is typically conducted at a site to assess whether it would be economical to mine and to assist in mapping the mine layout. The demand for our definitional drilling services increased in recent years as new and less expensive mining techniques make it feasible to mine previously uneconomical orebodies.

Aligned with our foreign affiliates, we are one of the three largest providers of drilling services for the global mineral exploration industry. Global mining companies hire us to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development. Our drilling services require a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the underlying mineral deposit.

The president for the Mineral Exploration Division has country managers who are responsible for operations in each country in which we do business. These managers are responsible for maintaining contact and relationships with large mining operations that perform work on a global basis, as well as junior mining operations that operate more regionally.

In the case of our foreign affiliates, where we do not have majority ownership or operating control, day-to-day operating decisions are made by local management. We manage our interests in our foreign affiliates through regular management meetings and analysis of comprehensive operating and financial information. For our significant foreign affiliates, we have entered into shareholder agreements that give us limited board representation rights and require super-majority votes in certain circumstances. We do not track backlog for our Mineral Exploration Division, as we do not believe it has any significance for this business.

Customers and Markets

Our services are used primarily by major gold and copper producers and to a lesser extent, other base metal producers. Work for gold mining customers generates approximately half of the business in our Mineral Exploration Division. The success of our Mineral Exploration Division is closely tied to global commodity prices and demand for our global mining customers’ products. Our primary markets are in the western U.S., Mexico, Australia, Brazil and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our primary presence in this market.

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

As mineral resources in developed countries are exhausted and new discoveries begin to slow, mining companies have focused attention on underdeveloped nations as an important source of future production. South America and Africa are key markets for our future global growth. Mining service companies with operating expertise in challenging regions should be well positioned to capture an increasing amount of these new projects. In addition to new mine development, technological advancements in drilling and processing allow development of mineral resources previously regarded as uneconomical and should benefit the largest drilling services companies that are leading technical innovation in the mineral exploration marketplace.

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

Energy Division

Operations

Our Energy Division currently operates primarily in the Midwestern United States. In addition to operating coalbed methane (“CBM”) reserves and associated gathering systems, we have developed shallow oil reservoirs in the Company’s core acreage holding.

We have developed extensive expertise in the complex geology and engineering techniques needed to effectively develop multi-zone oil and gas wells in the Cherokee Basin of southeast Kansas. As of January 31, 2012, we had approximately 226,000 gross acres under lease and 615 gross producing wells. Production from these wells increases more slowly than conventional natural gas wells and generally takes 18-24 months to reach full capacity. However, their life span is significantly longer than conventional natural gas wells. We estimate that the average life span of our current wells is approximately 10-20 years. We believe there will be increasing demand for cleaner-burning fuels and increasingly stringent regulatory limitations to ensure air quality. We have developed several conventional oil reservoirs in our core acreage and these may be attractive water flood candidates.

Oil and gas prices are determined by a large, commoditized marketplace and recent market conditions have substantially reduced gas prices. When available at an economic rate, we use fixed-price physical delivery forward sales contracts to manage price fluctuation associated with our production of natural gas and achieve a more predictable cash flow. These derivative financial instruments limit our exposure to declines in prices, but also limit the benefits if prices increase. These instruments would not fully protect us from a decline in natural gas prices. We currently have no fixed price physical delivery forward sales contracts.

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

We market our unconventional gas production to large energy pipeline companies and local industrial customers. We expect natural gas prices to remain low and are currently exploring strategic alternatives for the Energy Division. We will exploit opportunities within our current operating leases, like shallow oil, and continue to operate responsibly and efficiently.

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

Business Strategy

Layne is a leading sustainable solutions provider to the world of essential natural resources – water, mineral and energy. Our purpose is to enhance the lives of people by providing and protecting the world’s essential resources.

Layne is a global water management, construction and drilling company. Our growth strategy is to expand our current product and service offerings and build attractive extensions of our current divisions driven by our core competencies. The key elements of this strategy include:

Selectively seek acquisition opportunities in all of our divisions

We will continue to evaluate acquisition opportunities to enhance our existing service offerings and to expand our geographic markets. We have the financial flexibility that will allow us to take advantage of attractive opportunities. We will target acquisitions that fit culturally, strategically and economically.

Expand our bundled service approach and geographic platform to focus on industrial and investor owned clients that value our total solutions capabilities

We seek to expand our market penetration across the U.S. by combining the service offerings provided by each of our six divisions with our well-established relationships. Cross-selling broad service offerings into our existing base of traditional customers should enable us to expand our share of the water infrastructure market. We intend to continue our geographic penetration primarily through organic growth, but will also seek acquisition opportunities that facilitate our access to new markets and service capabilities.

As demand for domestic water drilling has fallen with the economy, we are reallocating many of our related resources into markets with greater demand like specialty and international water well drilling. We are striving to provide “best in class” service in all segments of the specialty drilling market including deep injection wells. We are also growing our domestic capabilities for maintenance and repair of existing wells and pumps, as demand for maintenance is more resilient than that for new wells.

We believe our position as a provider of water and wastewater treatment services for the municipal end-market enhances our ability to provide complementary services to industrial end-markets. We intend to market our service offerings aggressively to customers in the power generation, pharmaceuticals, food and beverage and other key industrial segments. These end-markets represent large, growing and profitable opportunities that allow us to leverage our existing municipal expertise. Increased water management systems, including boiler water treatment and scrubber wastewater treatment, will be essential to support growth in generating capacity. We expect to leverage our nationwide presence and brand recognition in marketing our services to these customers.

We believe our growth will be driven by bundling products and services, marketing solutions to a focused group of clients. These include government agencies, investor-owned utilities, industrial companies and developers. By offering these services on a bundled basis, we believe we can enable our customers to expedite the typical design-build project. This will allow them to achieve economies and efficiencies over traditional unbundled services, as well as expand our market share among our existing customer base.

Continue to improve and expand our service offerings to our mineral resource clients around the globe

We are well-positioned in most mineral-rich geographies to expand our service offerings to our world class client base. Our ability to maximize these opportunities is enhanced by our local market expertise, relationships and technical competence, combined with best in class employee training and safety programs. We intend to offer our clients access to Layne’s full suite of services including water management, construction, and ground stabilization capabilities. We will add new rigs, replace existing rigs and continuously improve our services in an effort to consistently exceed our client’s expectations.

Enter the Energy Services market

We are entering the energy services market bringing responsible water management solutions to the E & P industry’s growing water related challenges.

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

Such regulations impose permit requirements, effluent standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of the Company's businesses.  Some environmental laws impose liability and cleanup responsibility for the release of hazardous substances regardless of fault, legality of original disposal or ownership of a disposal site. Any changes in the laws and regulations governing environmental protection, land use and species protection may subject us to more stringent environmental control and mitigation standards.  In addition, these and other laws and regulations may affect many of our customers and influence their determination whether to engage in projects which utilize our products and services.

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

Safety, Health and Sustainability

Our operations are also subject to various federal, state, local and foreign laws and regulations relating to worker health and safety as well as their counterparts in foreign countries.

The Occupational Safety and Health Act of 1970, as amended, or OSHA, establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the Occupational Safety and Health Administration and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work may apply to our operations.

The operations of our Mineral Exploration  division are also subject to the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). In addition to federal regulatory programs, all of the states in which our Mineral Exploration division operates have programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the mining industry is among the most comprehensive systems for protection of employee health and safety affecting any segment of U.S. industry. The Mine Act requires mandatory inspections of surface and underground mines and requires the issuance of citations or orders for the violation of a mandatory health and safety standard. A civil penalty must be assessed for each citation or order issued. Serious violations of mandatory health and safety standards may result in the issuance of an order requiring the immediate withdrawal of miners from the mine or shutting down a mine or any section of a mine or any piece of mine equipment. The Mine Act also imposes criminal liability for corporate operators who knowingly or willfully violate a mandatory health and safety standard or order and provides that civil and criminal penalties may be assessed against individual agents, officers and directors who knowingly or willfully violate a mandatory health and safety standard or order. In addition, criminal liability may be imposed against any person for knowingly falsifying records required to be kept under the Mine Act and standards.

The operation and registration of our motor vehicles are subject to various regulations, including those promulgated by the United States Department of Transportation, including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance, and drivers' hours of service.

Permits and Licenses

Many states require regulatory mandated construction permits which typically specify that wells, water and sewer pipelines and other infrastructure projects be constructed in accordance with applicable statutes. Our water treatment business is also subject to legislation and municipal requirements that set forth discharge parameters, constrain water source availability and set quality and treatment standards. Various state, local and foreign laws require that water wells and monitoring wells be installed by licensed well drillers. Many of the jurisdictions in which we operate require construction contractors to be licensed. We maintain well drilling and contractor’s licenses in those jurisdictions in which we operate and in which such licenses are required. In addition, we employ licensed engineers, geologists and other professionals necessary to the conduct of our business. In those circumstances in which we do not have a required professional license, we subcontract that portion of the work to a firm employing the necessary licensed professionals. Our operations are also subject to various permitting and inspection requirements and building and electrical codes.  In the Mineral Exploration Division, drilling also frequently requires environmental permits, which are usually obtained by our customers.

Oil and Gas Regulation

Exploration for and production and marketing of oil, gas and associated hydrocarbons are extensively regulated at the federal, state and local levels by a number of federal, state and local governmental authorities under various laws, rules and regulations governing a wide variety of matters. In addition to environmental, health and safety, items subject to regulation include allowable rates of production, well location and spacing, disposal of produced water, plugging of abandoned wells, transportation, protection of correlative rights and prevention of waste. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and/or criminal penalties, the imposition of injunctive relief or both.

Federal, state and local regulations apply to both our exploration and production activities and the services that we provide to other exploration and production companies. These regulations may impose permitting, bonding and reporting requirements. Most states, and some counties and municipalities, in which we operate also regulate the location and method of drilling and casing of wells, the surface use and restoration of properties upon which wells are drilled, the treatment and disposal of produced water, the plugging and abandoning of wells, and/or notice to surface owners and other third parties. Some state laws regulate the size and shape of drilling and spacing units or proration units governing the pooling of oil and gas properties. Some states allow forced pooling or integration of tracts to facilitate exploration while others rely on voluntary pooling of lands and leases. In some instances, forced pooling or unitization may be implemented by third parties and reduce our interest in the unitized properties. In addition, some state conservation laws establish maximum rates of production from oil and gas wells. These laws may prohibit or limit venting or flaring of gas and impose requirements regarding the ratability of production. Moreover, some states impose a production or severance tax on the production and sale of oil, gas and gas liquids within its jurisdiction.

The Cherokee Basin has been an active producing region for a number of years. Many of our properties had abandoned wells on them at the time the current lease was entered. A number of these wells remain unplugged or were improperly plugged by a prior landowner or operator. Many of the former operators of these wells have ceased operations and cannot be located or do not have the financial resources to plug these wells. Management believes that we are not responsible for plugging an abandoned well on our leases unless we have used, attempted to use or invaded the abandoned well bore in our operations on the land or have otherwise agreed to assume responsibility for plugging the wells. While the Kansas Corporation Commission’s (“KCC”) current interpretation of Kansas law is consistent with our position, it could change in the future.

Our gathering pipeline operations are currently limited to the State of Kansas. State regulation of gathering facilities generally includes various permitting, reporting, safety, environmental and, in some circumstances, nondiscriminatory take requirements, and complaint-based rate regulation. We are licensed as an operator of a natural gas gathering system with the KCC and are required to file periodic information reports with it.

On those portions of our gathering system that are open to third-party producers, the producers have the ability to file complaints challenging the gathering rates, terms of services and practices. We have contracts with all of the third-party producers for which we gather gas and are not aware of any complaints being filed. Our fees, terms and practices must be just, reasonable, not unjustly discriminatory and not unduly preferential. If the KCC, were to determine that the rates charged to a complainant did not meet this standard, the KCC, as applicable, would have the ability to adjust our rates with respect to the wells subject to the complaint. We are not aware of any instance in which the KCC has made such a determination in the past.

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

Employees

At January 31, 2012, we had approximately 4,600 employees, approximately 360 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the U.S. We believe that our relationship with our employees is satisfactory. In all of our service lines, an important competitive factor is technical expertise. As a result, we emphasize the training and development of our personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. In addition, we emphasize strict adherence to all health and safety requirements and offer incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and good safety practices. Training includes an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight-hour updates. We have a safety department staff which allows us to offer such training in-house. This staff also prepares health and safety plans for specific sites and provides input and analysis for the health and safety plans prepared by others.

On average, our field supervisors and drillers have over 15 and over 10 years, respectively, of experience with us. Many of our professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. We believe that our size and reputation allow us to compete effectively for highly qualified professionals.

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

Our customers are vulnerable to general downturns in the domestic and international economies. Consequently, our results of operations will fluctuate depending on the demand for our services.

Due to the current economic conditions and volatile credit markets, many of our customers will face considerable budget shortfalls or are delaying capital spending that will decrease the overall demand for our services. In addition, our customers may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets.

Levels of municipal spending particularly impact our Water Infrastructure Group. For the fiscal year ended January 31, 2012, approximately 62% of this group’s revenue was derived from contracts with governmental entities or agencies, compared to 75% in fiscal year 2011 and 67% in fiscal year 2010. Reduced tax revenue in certain regions, or inability to access traditional sources of credit, may limit spending and new development by local municipalities, which in turn may adversely affect the demand for our services in these regions. Reductions in spending by municipalities or local governmental agencies could reduce demand for our services and reduce our revenue.

The current economic conditions are negatively affecting the pricing for our services and we expect these conditions to continue for the foreseeable future. Many of our customers, especially federal, state and local governmental agencies (which make up the majority of our customers in our Water Infrastructure Group) competitively bid for their contracts. Since the recessionary economic environment that began in 2008, governmental agencies have reduced the number of new projects that they have started and the bidding for those projects has become increasingly competitive. In addition, prices for negotiated contracts have also been negatively impacted. Our customers may also demand lower pricing as a condition of continuing our services. We expect to see an increase in the number of competitors as other companies that do not normally operate in our markets enter seeking contracts to keep their resources employed.

As a result of the above conditions, our revenues, net income and overall financial condition were negatively affected during the fiscal year ended January 31, 2012 and may continue to be adversely affected if the current economic conditions do not improve.

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

A material decrease in the rate of mineral exploration and development would reduce the revenue generated by our Mineral Exploration Division and adversely affect our results of operations and cash flows.

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

Our revenue on larger construction contracts is recognized on a percentage-of-completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenue in the reporting period when such estimates are revised. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, and final contract settlements result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

As of January 31, 2012, our total indebtedness was $60.2 million, our total liabilities were $354.0 million and our total assets were $805.8 million. The terms of our credit agreements could have important consequences to stockholders, including the following:

•
our ability to obtain any necessary financing in the future for working capital, acquisitions, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

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

We may have difficulty implementing our new business strategy and our business may suffer if we do not.

As discussed in Part I, Item 1—Business— in this Form 10-K, we have recently made several significant changes in our corporate strategy. Although these new areas of focus draw upon our significant experience in water management, construction and drilling, we will be marketing our services to new customers and industries. Our management will need to remain flexible to support our new business model over the next few years. Implementing our corporate strategy could require a significant amount of additional capital and could distract management from running our day-to-day operations. If we are not able to successfully implement our current corporate strategy, our results of operations, cash flows and shareholder returns could be negatively affected.

We must attract and retain qualified managers and executives.

We are very dependent on the skills and motivation of our employees, managers and executives to define and implement our corporate strategies and operational plans. We maintain and rely on a small executive team to manage the Company.  The loss of members of that executive team would be detrimental to our short-term results.  We must ensure our executives and all employees are appropriately motived and compensated to ensure long term succession and continuity is maintained.

There may be undisclosed liabilities associated with our acquisitions.

In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover, including liabilities arising from non-compliance with laws and regulations by prior owners for which we, as successor owners, may be responsible.

Because we are a multinational company conducting a complex business in many markets worldwide, we are subject to legal and operational risks related to staffing and management, as well as a broad array of local legal and regulatory requirements.

Operating outside of the U.S. creates difficulties associated with staffing and managing our international operations, as well as complying with local legal and regulatory requirements. The laws and regulations in the markets in which we operate are subject to rapid change. Although we have local staff in countries in which we deem it appropriate, we cannot assure you that we will be operating in full compliance with all applicable laws or regulations to which we may be subject, including customs and clearing, tax, immigration, employment, worker health and safety and environmental. We also cannot assure you that these laws will not be modified in ways that may adversely affect our business.

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

Our earnings are significantly impacted by the results of our operations in foreign countries. Our foreign operations are subject to certain risks beyond our control, including the following:

•	political, social and economic instability;

•	war and civil disturbances;

•	bribery and corruption;

•	the taking of property through nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	tariffs, taxes and other trade barriers; and

•	exchange controls and limitations on remittance of dividends or other payments to us by our foreign subsidiaries and affiliates.

In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations. For example, while there are currently no limitations on the repatriation of profits from the countries in which we have subsidiaries, several countries do impose withholding taxes on dividends or fund transfers. Further foreign currency exchange control restrictions, taxes or limitations may be imposed or increased in the future with regard to repatriation of earnings and investments from countries in which we operate. If exchange control restrictions, taxes or limitations are imposed, our ability to receive dividends or other payments from affected subsidiaries could be reduced, which may have a material adverse effect on us.

In addition, corporate, contract, property, insolvency, competition, securities and other laws and regulations in many of the developing parts of the world in which we operate have been, and continue to be, substantially revised. Therefore, the interpretation and procedural safeguards of the new legal and regulatory systems are in the process of being developed and defined, and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under these laws and regulations in a reasonably timely manner, if at all.

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

We operate a significant portion of our business in countries outside the United States and continue to expand our operations in foreign countries, including significant recent investments in Brazil. The majority of our costs in those locations are transacted in local currencies. Although we generally contract with our customers in U.S. dollars, some of our contracts are in other currencies. Other than on a selected basis, we do not engage in foreign currency hedging transactions. As exchange rates among the U.S. dollar and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Future fluctuations in the value of the U.S. dollar could have an adverse effect on our results.

We conduct business in many international markets with complex and evolving tax rules, including value-added tax rules, which subject us to international tax compliance risks.

While we obtain advice from legal and tax advisors as necessary to help assure compliance with tax and regulatory matters, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of intercompany services, cross-border payments between affiliated companies and the related effects on income tax, value-added tax (“VAT”), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews, and from time to time undergo comprehensive tax reviews and may be required to make additional tax payments should the review result in different interpretations, allocations or valuations of our products or services.

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

A sustained or further decline in gas prices may adversely affect our business, financial condition or results of operations.

The revenue and profitability of our oil and gas producing properties and the carrying value of those properties depend to a large degree on prevailing oil and gas prices. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply and demand for oil and gas, uncertainties within the market and a variety of other factors beyond our control. These factors include weather conditions in the U.S., the condition of the U.S. economy, governmental regulation and the availability of alternative fuel sources. For example, during the fiscal year ended January 31, 2012, the NYMEX natural gas futures price ranged from a high of $4.85 per MMBtu to a low of $2.32 per MMBtu. Substantially all of our current production is natural gas.

     Based on the current market price for natural gas, many of our natural gas wells are currently operating at or near break-even financially. A sustained or further decline in the price of gas would result in a commensurate reduction in our revenue, income and cash flow from the production of gas and as a result, we may not be able to realize a profit.

     If natural gas prices remain low or further decline, the amount of oil and gas that we can produce economically may also be adversely affected. This may result in our having to make downward adjustments to our estimated proved reserves which could be substantial. Further decreases in prices could render further exploration projects uneconomical. If this occurs, or if our estimates of development costs increase, production data factors change or drilling results deteriorate, we may be required to further write down the carrying value of our oil and gas properties as a non-cash charge to earnings. We perform impairment tests on our assets periodically and whenever events or changes in circumstances warrant a review of our assets. To the extent such tests indicate a reduction of the estimated useful life or estimated future cash flow of our assets, the carrying value may not be recoverable and may, therefore, require a write-down of such carrying value. We may incur impairment charges in the future, which could reduce net income in the period incurred.

Turmoil in the credit markets and poor economic conditions could negatively impact the credit worthiness of our financial counterparties.

Although we evaluate the credit capacity of our financial counterparties, changes in global economic conditions could negatively impact their ability to access credit. The risks of such reduction in credit capacity include:

•	ability of institutions with whom we have lines of credit to allow access to those funds;

•	viability of institutions holding our cash deposits in excess of FDIC insurance limits; and

•	non-performance of institutions with whom we negotiate gas forward pricing contracts.

If these institutions fail to fulfill their commitments to us, our access to operating cash could be restricted.

We are exposed to changes in oil and gas prices.

The revenue from the production of oil and gas by our Energy Division is exposed to fluctuations in the prices of oil and gas.  In the past we have managed a portion of this exposure through the use of fixed-price physical delivery forward sales contracts.  However, due to depressed natural gas prices over the past several years, we did not have any fixed-priced contracts in place for the majority of the last two fiscal years and did not have any in place as of January 31, 2012. Accordingly, we are not protected from declines in prices received for our future production. The prices we are able to obtain either on the spot market, or through future derivative financial instruments, will be dependent upon commodity prices at the time we enter into these transactions, and the pricing may not cover our costs of production. Based on current market prices and our existing costs of production, many of our natural gas wells are currently operating at or near break-even financially.

The development of oil and gas properties is capital intensive and involves assumptions and speculation that may result in a total loss of investment.

The business of exploring for and, to a lesser extent, developing and operating oil and gas properties involves a high degree of business and financial risk that even a combination of experience, knowledge and careful evaluation may not be able to overcome. Although our current business strategy does not involve significant future capital expenditures to expand our oil and gas production business, we intend to strategically develop our existing properties in order to maintain our existing oil and gas leases. Such development will require some additional capital expenditures. We may drill wells that are unproductive or, although productive, do not produce oil or gas in economic quantities. Oil and gas well development decisions generally are based on subjective judgments and assumptions that may be speculative. It is impossible to predict with certainty the production potential of a particular property or well. Furthermore, a successful completion of a well does not ensure a profitable return on the investment. A variety of geological, operational, or market-related factors, including unusual or unexpected geological formations, pressures, equipment failures or accidents, fires, explosions, blowouts, cratering, pollution and other environmental risks, shortages or delays in the availability of drilling rigs and the delivery of equipment, inability to renew leases relating to producing properties, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well, or otherwise prevent a property or well from being profitable.

Our reduced emphasis on the acquisition and development of additional oil and gas reserves will result in the reduction of our reserves and revenue from the production of oil and gas in the future.

The rate of production from oil and gas properties naturally declines as reserves are depleted. In order to maintain the amount of our oil and gas reserves we must locate and develop or acquire new reserves to replace those being depleted by production. Without successful development or acquisition activities, our reserves and revenue from the production of our oil and gas producing properties will decline. However, our current business strategy has a reduced emphasis on the exploration and production of oil and gas and we currently do not intend to acquire any additional oil and gas producing properties. We also intend to conduct only limited new well development in order to satisfy drilling requirements in existing oil and gas leases. As a result, we anticipate that our oil and gas production volumes and reserves will begin to decline in the near future.

Our estimated proved oil and gas reserves are based on many assumptions that may prove to be inaccurate. Any material inaccuracies in these reserve estimates or underlying assumptions could materially reduce the quantities and present value of our oil and gas reserves.

It is not possible to measure underground accumulations of oil and gas in an exact way. Reserve engineering requires subjective estimates of underground accumulations of oil and gas and assumptions concerning future prices, production levels and operating and development costs. In estimating our level of reserves, we and our independent reserve engineers make certain assumptions that may prove to be incorrect, including assumptions relating to:

•	a constant level of future prices;

•	geological conditions;

•	production levels;

•	capital expenditures;

•	operating and development costs;

•	the effects of regulation; and

•	availability of funds.

If these assumptions prove to be incorrect, our estimates of proved reserves, the economically recoverable quantities of oil and gas attributable to any particular group of properties, the classifications of reserves based on risk of recovery and our estimates of the future net cash flow from our reserves could change significantly.

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

A significant portion of our projects require us to procure a bond to secure performance. With a decreasing number of insurance providers in that market, it may be difficult to find sureties who will continue to provide contract-required bonding at acceptable rates. With respect to our joint ventures, our ability to obtain a bond may also depend on the credit and performance risks of our joint venture partners, some of whom may not be as financially strong as we are. Our inability to obtain bonding on favorable terms or at all would increase our operating costs and inhibit our ability to execute projects.

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

As of January 31, 2012, the total backlog in the four divisions comprising our Water Infrastructure Group was approximately $538.5 million. This consists of the expected gross revenue associated with executed contracts, or portions thereof, not yet performed by us. We cannot ensure that the revenue projected in our backlog will be realized or, if realized, will result in profit. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog. Reductions in backlog due to cancellation by a customer or scope adjustments adversely affect, potentially to a material extent, the revenue and profit we actually receive from such backlog. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog. Our backlog as of year-end is generally completed within the following 12 to 24 months. Our backlog does not include any awards for work expected to be performed more than three years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.

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

As of January 31, 2012, approximately 8% of our workforce was unionized and 8 of our 98 collective bargaining agreements were scheduled to expire within the next 12 months. To the extent that disputes relating to existing or future collective bargaining agreements arise, a work stoppage could occur. If protracted, a work stoppage could substantially reduce or suspend our operations and reduce our revenue.

If we are not able to demonstrate our technical competence, competitive pricing and reliable performance to potential customers we will lose business to competitors, which would reduce our profit.

We face significant competition and a large part of our business is dependent upon obtaining work through a competitive bidding process. In our Water Infrastructure Group we compete with many smaller firms on a local or regional level, many of whom have a lower corporate overhead cost than us. There are few proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to our company. Our competitors for our bundled construction services are primarily local and regional specialty general contractors. In our Mineral Exploration Division, we compete with a number of drilling companies, the largest being Boart Longyear, an Australian public company, and Major Drilling Group International, a Canadian public company. Competition also places downward pressure on our contract prices and profit margins. Competition in all of our markets, and especially in our Water Infrastructure Group, has intensified in the last couple of years due to the recessionary economic conditions and such heightened competition is expected to continue for the foreseeable future. As a result, we face challenges in our ability to maintain growth rates. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profit. Additional competition could reduce our profit.

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

The exploration, development and production of oil and gas are subject to various types of regulation by local, state, foreign and federal agencies, including laws relating to the environment and pollution. We incur certain capital costs to comply with such regulations and expect to continue to make capital expenditures to comply with these regulatory requirements. In addition, these requirements may prevent or delay the commencement or continuance of a given operation and have a substantial impact on the profitability of our oil and gas production operations. Legislation affecting the oil and gas industry is under constant review for amendment and expansion of scope and future changes to legislation may impose significant financial and operational burdens on our business. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the industry and its individual members, some of which carry substantial penalties and other sanctions for failure to comply. Any increases in the regulatory burden on the industry created by new legislation would increase our cost of doing business and, consequently, lower our profitability.

Additionally, the SEC has proposed disclosure requirements as part of the Dodd-Frank Act, regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals and metals produced from those countries. The additional disclosure rules will take effect after the first full year following the promulgation of the SEC's final rules (e.g., if the SEC finalizes the rules in 2012, it would be effective for our fiscal 2014 Form 10-K). The final rules have not been issued and at this time we are uncertain as to whether we will be subject to these reporting requirements. Even if these rules do not directly apply to us, the implementation of these requirements could affect the sourcing and availability of products we purchase from our suppliers and contract manufacturers. This may also reduce the number of suppliers who provide products containing conflict free metals, and may affect our ability to obtain products in sufficient quantities, in a timely manner or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may not be able to easily verify the origins for all metals used in our products. As a result, the costs of such an effort could be significant. Also, because our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in the products that we sell. See Part I, Item 1—Business—Regulation in this Form 10-K for additional information.

Our activities are subject to environmental regulation that could increase our operating costs or suspend our ability to operate our business.

We are required to comply with foreign, federal, state and local laws and regulations regarding health and safety and the protection of the environment, including those governing the generation, storage, use, handling, transportation, discharge, disposal and clean-up of hazardous substances in the ordinary course of our operations. We are also required to obtain and comply with various permits under current environmental laws and regulations, and new laws and regulations, or changed interpretations of existing requirements, which may require us to obtain and comply with additional permits and/or subject us to enforcement or penalty proceedings. We may be unable to obtain or comply with, and could be subject to revocation of, permits necessary to conduct our business. The costs of complying with environmental laws, regulations and permits may be substantial and any failure to comply could result in fines, penalties or other sanctions.

     Our operations are sometimes conducted in or near ecologically sensitive areas, such as wetlands, which are subject to special protective measures and which may expose us to additional operating costs and liabilities related to restricted operations, for unpermitted or accidental discharges of oil, natural gas, drilling fluids, contaminated water or other substances or for noncompliance with other aspects of applicable laws and regulations.

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

Where water produced from our projects fails to meet the quality requirements of applicable regulatory agencies, our wells produce water in excess of the applicable volumetric permit limits, the disposal wells fail to meet the requirements of all applicable regulatory agencies, or we are unable to secure access to disposal wells with sufficient capacity to accept all of the produced water, we may have to shut in wells, reduce drilling activities, or upgrade facilities for water handling or treatment. The costs to dispose of this produced water may increase if any of the following occur:

•	we cannot obtain future permits from applicable regulatory agencies;

•	water of lesser quality or requiring additional treatment is produced;

•	our wells produce excess water;

•	new laws and regulations require water to be disposed in a different manner; or

•	costs to transport the produced water to the disposal wells increase.

Our operations may impact the environment or cause exposure to hazardous substances, and our properties may have environmental contamination, which could result in material liabilities.

Our operations are subject to various environmental laws and regulations, including those dealing with the handling and disposal of waste products, PCBs, fuel storage and air quality. Certain of our current and historical operations have used hazardous materials and, to the extent that such materials are not properly stored, contained, recycled or disposed of, they could become hazardous waste. We may be subject to claims under various environmental laws and regulations, federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean-up of soil, surface water, groundwater and other media under laws such as the Comprehensive Environmental Response, Compensation and Liability Act. Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us and contaminated sites that have always been owned or operated by third parties. Liability may be imposed without regard to fault and may be strict, joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and may be unable to obtain reimbursement from the parties causing the contamination.

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

While we have invested, and will continue to invest, substantial resources in worker health and safety programs, the industries in which we operate involve a high degree of operational risk and there can be no assurance that we will avoid significant liability exposure. Although we have taken what are believed to be appropriate precautions, we have suffered employee injuries and fatalities in the past and may suffer additional injuries or fatalities in the future. Serious accidents of this nature may subject us to substantial penalties, civil litigation or criminal prosecution. Personal injury claims for damages, including for bodily injury or loss of life, could result in substantial costs and liabilities, which could materially and adversely affect our financial condition, results of operations or cash flows. In addition, if our safety record were to substantially deteriorate, or if we suffered substantial penalties or criminal prosecution for violation of health and safety regulations, customers could cancel existing contracts and not award future business to us, which could materially adversely affect our liquidity, cash flows and results of operations.

We have, from time to time, received notice from the U.S. Department of Transportation that our motor carrier operations may be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we were not able to successfully resolve these issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.

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

     In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the U.S. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation could cause us to incur additional healthcare and other costs.  Although we do not expect any material short-term impact on our financial results as a result of the legislation, we cannot determine the extent of any long-term impact from the legislation or any potential changes to the legislation.

Our actual results could differ if the estimates and assumptions that we use to prepare our financial statements are inaccurate.

To prepare financial statements in conformity with generally accepted accounting principles in the U.S., we are required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenue, expenses and disclosures of contingent assets and liabilities. Areas in which we must make significant estimates include:

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

We have been and from time to time may be named as a defendant in legal actions claiming damages in connection with drilling or other construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage that occur in connection with drilling or construction site services. To the extent that the cost of defending litigation or successful claims against us is not covered by insurance, our profit could decline, our liquidity could be significantly reduced and our operations could be impaired.

Impairment in the carrying value of long-lived assets and goodwill could negatively affect our operating results.

Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, changes in corporate strategy and business plans or other factors leading to reduction in expected long-term sales or profitability. For example, during the fourth quarter of fiscal 2012, in connection with our annual assessment of the carrying value of goodwill and other intangibles, we recorded impairment charges totaling $97.5 million. The charges included $17.1 million associated with the Water Resources Division, $23.1 million associated with the Inliner Division, $53.7 million associated with the Heavy Civil Division, $1.0 million associated with the Energy Division and $2.6 million associated with our other businesses. The charges in the Heavy Civil Division include $9.2 million related to trade names, largely due to our corporate strategy decision in the fourth quarter to emphasize the Layne name for all the Company’s services worldwide, which will result in our ceasing to use most other trade names. The remainder of the charges in the Heavy Civil Division, and the charges in the other divisions, reflect the write-off of substantially all the goodwill associated with those divisions. The write-offs are a result of projected continued weakness in demand for construction projects that is greater and more persistent than originally anticipated, continuing projected weakness in the economy adversely affecting spending by government agencies and the resulting pressures on margins from increased competition. The goodwill charge in Water Resources was also impacted by a shift in the corporate strategy in the fourth quarter to focus more on traditional water treatment services, resulting in the write-off of goodwill associated with acquired companies that had a heavy research and development focus.

If additional goodwill or other intangibles on the consolidated balance sheet become impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. The Company’s goodwill totaled $19,536,000 as of January 31, 2012.  Of this amount, $10,621,000 is recorded within the Geoconstruction reporting unit and $8,915,000 is recorded within the Inliner reporting unit. The fair value of the Geoconstruction reporting unit substantially exceeds its carrying value. A decrease in the fair value of the Inliner reporting unit, holding all other variables constant, could result in incremental goodwill impairment up to $8,915,000. The Company’s intangible assets’ book value, net of amortization, was $12,266,000 as of January 31, 2012.

Difficulties integrating our acquisitions could lower our profit.

We have made acquisitions to pursue market opportunities, increase our existing capabilities and expand into new areas of operation and plan to pursue additional acquisitions in the future. If we are unable to identify and complete such acquisitions, our growth strategy could be impaired. In addition, we may encounter difficulties integrating our acquisitions and in successfully managing the growth we expect from the acquisitions. Adverse changes in the credit markets may make it more difficult and costly to finance acquisitions. Furthermore, expansion into new businesses may expose us to additional business risks that are different from those we have traditionally experienced. Acquisitions involve a number of risks, including the diversion of management’s attention from our existing operations, the failure to retain key personnel or customers of an acquired business, the failure to realize anticipated benefits, such as cost savings and revenue enhancements, the potentially substantial transaction costs associated with acquisitions, the assumption of unknown liabilities of the acquired business, and the inability to successfully integrate the business within Layne. Potential impairment could result if we overpay for an acquisition. To the extent we encounter problems in identifying acquisition risks or integrating our acquisitions, our operations could be impaired as a result of business disruptions and lost management time, which could reduce our profit. There can be no assurance that any past or future acquired businesses will generate anticipated revenues or earnings.

If we are unable to protect our intellectual property adequately, the value of our patents and trademarks and our ability to operate our business could be harmed.

We rely on a combination of patents, trademarks, trade secrets and similar intellectual property rights to protect the proprietary technology and other intellectual property that are instrumental to our operations. We may not be able to protect our intellectual property adequately, and our use of this intellectual property could result in liability for patent or trademark infringement or unfair competition. Further, through acquisitions of third parties, we may acquire intellectual property that is subject to the same risks as the intellectual property we currently own.

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

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U.S. Foreign Corrupt Practices Act of 1977 (“FCPA”). As discussed under Part I, Item 3—Legal Proceedings in this Form 10-K, during fiscal year 2011, our audit committee commenced an internal investigation into certain transactions and payments in Africa that potentially implicate the FCPA, including the books and records provisions of the FCPA. We have made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the Securities and Exchange Commission ("SEC") regarding the results of our investigation and we are cooperating with the DOJ and the SEC in connection with their review of the matter.

The FCPA and related statutes and regulations provide for potential fines, civil and criminal penalties, equitable remedies, including disgorgement of profits or monetary benefits from such payments, related interest and injunctive relief. Civil penalties under the antibribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to the Company or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000 and a company that knowingly commits a violation can be fined up to $25 million. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA.

In February 2012, we held discussions with the DOJ and SEC regarding the potential resolution of this matter. The discussions with the government are at an early stage, and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company. As of January 31, 2012, the Company accrued a $3.7 million liability representing the Company's initial estimate, based on, among other things, the results of its own internal investigation and an analysis of recent and similar FCPA settlements, of the amount that it may be required to disgorge to the SEC in estimated benefits, plus interest thereon. The SEC and DOJ have requested that the Company perform additional analysis regarding the estimated benefits that the Company may have received, or intended to receive, from the payments in question.  Accordingly, no assurance can be given that the government will accept this estimated disgorgement amount.  Investors are cautioned to not rely upon the presently accrued liability as accurately reflecting the ultimate amount the Company may be required to pay as disgorgement and interest thereon.

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties as part of any settlement. At this time, the Company is not able to reasonably estimate the amount of any fine or penalty that it may have to pay as a part of any possible settlement. Furthermore, the Company cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government was to litigate the matter. As such, based on the information available at this time any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government. The amount of the actual liability for any fines, penalties, disgorgement or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date.

Further, detecting, investigating and resolving these matters is expensive and consumes significant time and attention of the Company’s senior management. The Company could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of the Company participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. The Company’s customers in those jurisdictions could seek to impose penalties or take other actions adverse to its interests. The Company could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders or other interest holders or constituents of the Company. In addition, disclosure of the subject matter of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the agreements governing our debt instruments.

The timing and final outcome of this or any future government investigation cannot be predicted with certainty and any material fine, penalty, debarment or settlement arising out of these investigations could have a material adverse effect on our business, financial condition, results of operation and future prospects.

Future climate change could adversely affect us.

The prospective impact of potential climate change on our operations and those of our customers remains uncertain. Some scientists have hypothesized that the impacts of climate change could include changes in rainfall patterns, water shortages, changing sea levels, changing storm patterns and intensities, and changing temperature levels and that these changes could be severe. These impacts could vary by geographic location. At the present time, we cannot predict the prospective impact of potential climate change on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.

Deliberate, malicious acts, including terrorism, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.

Intentional acts of destruction could hinder our sales or production and disrupt our supply chain. Our facilities could be damaged or destroyed, reducing our operational production capacity and requiring us to repair or replace our facilities at substantial cost. Employees, contractors and the public could suffer substantial physical injury for which we could be liable. Governmental authorities may impose security or other requirements that could make our operations more difficult or costly. The consequences of any such actions could adversely affect our operating results and financial condition.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers, and personally identifiable information of our employees, in our facilities and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence, which could adversely affect our business.

We may pay our suppliers and subcontractors before receiving payment from our customers for the related services.

We use suppliers to obtain the necessary materials and subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our suppliers and subcontractors before our customers pay us for the related services. We may pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay, or delay paying, us for the related work.

We extend trade credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from customers that experience financial difficulties.

We grant trade credit, generally without collateral, to our customers, which include mining companies, general contractors, commercial and industrial facility owners, state and local governments and developers. Consequently, we are subject to potential credit risk related to changes in business and economic factors in the geographic areas in which are customers are located. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customers' revenues or cash flows could affect our ability to collect amounts due from them.

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

In addition to outstanding shares eligible for future sale, as of January 31, 2012, 1,133,211 shares of our common stock were issuable, subject to vesting requirements, under currently outstanding stock options granted to officers, directors and employees and an additional 1,074,011 shares are available to be granted under our stock option and employee incentive plans.

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

As of January 31, 2012, we (excluding foreign affiliates) owned or leased approximately 750 drill and well service rigs throughout the world, a substantial majority of which were located in the United States. This number includes rigs used primarily in each of our service lines as well as multi-purpose rigs. In addition, as of January 31, 2012, our foreign affiliates owned or leased approximately 250 drill rigs.

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

Our reserve and standardized measure estimates are based on independent engineering evaluations prepared by Cawley, Gillespie & Associates, Inc. (CGA). A copy of the report issued by CGA is filed with this Form 10-K as exhibit 99(1). The qualifications of the person at CGA primarily responsible for overseeing his firm’s preparation of our reserve estimates are set forth below.

•	Over 20 years of experience in petroleum engineering, including reserve and economics evaluations, reservoir simulations and coalbed methane studies.

•	Registered professional engineer in Texas.

•	Member in good standing of the Society of Petroleum Engineers.

We maintain internal controls such as the following to oversee the reserve estimation process.

•	No employee’s compensation is based on the amount of reserves determined.

•	Written internal policies to oversee preparation of reserves and to validate the data underlying the determinations.

•	Compliance with our internal policies is subject to testing at least annually by personnel independent of the engineering department.

Our Manager of Engineering is the technical person primarily responsible for overseeing the preparation of the reserve estimates.  His qualifications include:

•	Over 40 years of practical experience in petroleum engineering with over 20 years of this experience being in the valuation of reserves.

•	Licensed professional engineer in the State of Kansas.

•	Bachelor of Science degree in engineering.

•	Member in good standing of the Society of Petroleum Engineers.

Our proved reserves and cash flow estimates as of January 31, 2012 and 2011 are presented in the following table. These estimates correspond with the methods used in developing the Supplemental Information on Oil and Gas Producing Activities accompanying the Consolidated Financial Statements in Item 8. Also presented below is the present value of estimated future net cash flows discounted at 10% on a pre-tax basis (pre-tax PV10). We believe the pre-tax PV10 is a useful measure in addition to the after-tax standardized measure. The pre-tax PV10 assists in both the determination of future cash flows of the current reserves as well as in making relative value comparisons among peer companies.

(dollars in thousands)	2012	2011
Proved developed (MMcf)	19,294	19,097
Proved undeveloped (MMcf)	3,171	-
Total proved reserves (MMcf)(1)	22,465	19,097

Discounted future net cash flow before
income taxes (pre-tax PV10)	$31,328	$31,358
Discounted estimated future income taxes	(7,486)	(5,470)
Standardized measure of discounted
future net cash flows	$23,842	$25,888

(1)Proved developed reserves as of January 31, 2012 and 2011, included 398 and 587 gas equivalents of oil (MMcfe), respectively.

The standardized measure of discounted future net cash flows is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC, less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. The price used in determining future net revenue is the unweighted arithmetic average of the first-day-of-the-month spot price for each month within the 12-month period to the end of the reporting period. The future net revenue also incorporates the effect of contractual arrangements such as fixed-price physical delivery forward sales contracts. The prices used in our determinations at January 31, 2012 and 2011, were $3.82 and $3.94 per Mcf, respectively.

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

During 2012, we filed estimates of our natural gas and oil reserves for the year 2011 with the Energy Information Administration of the U. S. Department of Energy on Form EIA-23L. The data on Form EIA-23L was presented on a different basis, and included 100% of the natural gas and oil volumes from our operated properties only, regardless of our net interest. The difference between the natural gas and oil reserves reported on Form EIA-23L and those reported in this report exceeds 5%.

Productive Wells and Acreage

As of January 31, 2012, we had 615 gross producing wells and 614 net producing wells. For the years ended January 31, 2012, 2011 and 2010 we produced 4,411 MMcf, 4,455 MMcf, and 4,618 MMcf of gas, respectively.

The gross and net acreage on leases expiring in each of the following five fiscal years and thereafter are as follows:

Fiscal Year	Gross Acres	Net Acres
2013	63,307	61,035
2014	43,512	42,286
2015	1,452	1,410
2016	256	86
2017	1,423	1,363
Thereafter	240	279

Gross and net developed and undeveloped acreage as of the end of our last two fiscal years were as follows:

Fiscal Years Ended January 31,	2012	2011
Gross developed	110,707	113,205
Net developed	105,827	112,998
Gross undeveloped	115,794	131,274
Net undeveloped	111,729	131,274

Drilling Activity

As of January 31, 2012, we had six gross and net wells awaiting completion. The table below sets forth the number of wells completed at any time during the period, regardless of when drilling was initiated. The wells expected to be drilled in the next year will be a combination of development and exploratory in the vicinity of our existing pipeline network to maintain prevailing commitments under leases we will continue to hold. Our drilling, abandonment, and acquisition activities for the periods indicated are shown below:

Fiscal Years Ended January 31,	2012		2011		2010
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Capable of production	9	9	-	-	-	-
Dry	2	2	-	-	-	-
Development wells:
Capable of production	18	18	56	56	5	5
Dry	-	-	-	-	-	-
Wells abandoned	-	-	-	-	-	-
Acquired wells	-	-	-	-	-	-
Net increase in capable wells	27	27	56	56	5	5

Delivery Commitments

The Company, through its gas pipeline operations, sells its gas production primarily to gas marketing firms at either the spot market or under physical delivery forward sales contracts. As of January 31, 2012, the Company had committed to deliver a total of 662,000 million British Thermal Units (“MMBtu”) of natural gas through March 2012. The contract price resets daily based on a weighted average price of the reported trades for deliveries on the following day. The Company expects current production will be sufficient to meet the requirements under any future forward sales contracts. See “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for further discussion of the contracts.

Item 3. Legal Proceedings

As previously reported, in connection with the Company updating its Foreign Corrupt Practices Act ("FCPA") policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by the Company to agents and other third parties interacting with government officials in certain countries in Africa. The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. The internal investigation has found documents and information suggesting that improper payments, which may violate the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of the Company to agents and other third parties interacting with government officials in certain countries in Africa relating to the payment of taxes, the importing of equipment and the employment of expatriates. We have made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the Securities and Exchange Commission ("SEC") regarding the results of our investigation and we are cooperating with the DOJ and the SEC in connection with their review of the matter.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA and other applicable laws. In addition, disclosure of the subject matter of the investigation could adversely affect the Company's reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the agreements governing our debt instruments if such violation were to have a material adverse effect on the Company's business, assets, property, financial condition or prospects or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.  See Part I, Items 1A (Risk Factors) in this Form 10-K for additional information.

In February 2012, we held discussions with the DOJ and SEC regarding the potential resolution of this matter. The discussions with the government are at an early stage, and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company. As of January 31, 2012, the Company accrued a $3.7 million liability representing the Company's initial estimate, based on, among other things, the results of its own internal investigation and an analysis of recent and similar FCPA settlements, of the amount that it may be required to disgorge to the SEC in estimated benefits, plus interest thereon. The SEC and DOJ have requested that the Company perform additional analysis regarding the estimated benefits that the Company may have received, or intended to receive, from the payments in question. Accordingly, no assurance is made or can be given that the government will accept this estimated disgorgement amount. Investors are cautioned to not rely upon the presently accrued liability as accurately reflecting the ultimate amount that the Company may be required to pay as disgorgement and interest thereon.

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties as part of any settlement. At this time, the Company is not able to reasonably estimate the amount of any fine or penalty that it may have to pay as a part of any possible settlement. Furthermore, the Company cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government was to litigate the matter. As such, based on the information available at this time any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government; the amount of the actual liability for any fines, penalties, disgorgement or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date.

The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings.  In accordance with U.S. generally accepted accounting principles, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.

Item 4. Mine Safety Disclosures

The operations we perform on mine sites are subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Annual Report on Form 10-K.

Item 4A. Executive Officers of the Registrant

Executive officers of the Company are appointed by the Board of Directors or the President for such terms as shall be determined from time to time by the Board or the President, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

Set forth below are the name, age and position of each executive officer of the Company.

Name	Age	Position
Rene J. Robichaud	53	President, Chief Executive Officer and Director
Jeffrey J. Reynolds	45	Executive Vice President, Chief Operating Officer and Director
Jerry W. Fanska	63	Senior Vice President, Finance and Treasurer
Steven F. Crooke	55	Senior Vice President, General Counsel and Secretary
Frank J. LaRosa	52	Senior Vice President, Safety, Sustainability and IT
David D. Singleton	53	Division President - Water Resources
Larry D. Purlee	64	Division President - Inliner
Mark J. Accetturo	59	Division President - Heavy Civil
Pier L. Iovino	65	Division President - Geoconstruction
Gernot E. Penzhorn	41	Division President - Mineral Exploration
Phillip S. Winner	56	Division President - Energy

The business experience of each of the executive officers of the Company is as follows:

Rene J. Robichaud has served as Chief Executive Officer since February 1, 2012, and President since September 6, 2011. Mr. Robichaud has also served as a board member since 2009. Prior to coming to Layne, Mr. Robichaud served as a consultant to various corporate clients, since 2008. Mr. Robichaud served as president and chief executive officer of NS Group, Inc., a publicly traded manufacturer of oil country tubular goods and line pipe, from February of 2000 until the company’s sale in December of 2006. Prior to that, Mr. Robichaud served as president and chief operating officer of NS Group, Inc. from June of 1999 to February of 2000.  From 1997 to 1998, Mr. Robichaud served as a managing director and co-head of the Global Metals & Mining Group for Salomon Smith Barney. Mr. Robichaud also served as a director of The Midland Company from 2006 to 2008.

Jeffrey J. Reynolds became a director and Senior Vice President of the Company on September 28, 2005, in connection with the acquisition of Reynolds, Inc. by Layne Christensen Company. Mr. Reynolds served as the President of Reynolds, Inc., a company which provides products and services to the water and wastewater industries, from 2001 until February of 2010. On March 30, 2006, Mr. Reynolds was promoted to Executive Vice President of the Company overseeing the Water Infrastructure Group and on February 1, 2010, Mr. Reynolds was promoted to Executive Vice President of Operations for the Company overseeing all of the Company’s operating divisions. On February 1, 2011, Mr. Reynolds’ title was changed to Executive Vice President and Chief Operating Officer, but his duties remained the same.

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

Frank J. LaRosa has served as Senior Vice President, Safety, Sustainability, and IT since November 2011. Mr. LaRosa has approximately 30 years business experience working for numerous companies, including private and public companies in the manufacturing, service, and engineering industries. He has 28 years of Information Technology experience having been the Chief Information Officer for five companies. Mr. LaRosa also has 20 years in Human Resources as the senior human resources officer with responsibility for all aspect of human resources including safety and environmental.

David D. Singleton has served as the President of the Water Resources Division of the Company since May of 2010 and is responsible for the Company’s groundwater supply, well and pump rehabilitation, specialty drilling services and water treatment equipment. Mr. Singleton also served as Vice President of the Water Resources Division of the Company from October of 2004 to May of 2010. Mr. Singleton has over 29 years of experience in various areas of the Company’s operations.

Larry D. Purlee became the President of Reynolds Inliner, LLC, a wholly-owned subsidiary of the Company which provides wastewater pipeline and structure rehabilitation services, on February 1, 2010. Mr. Purlee served as Executive Vice President of Reynolds Inliner, LLC from the early 1990s until February 1, 2010. Mr. Purlee has over 40 years of experience in the wastewater pipeline rehabilitation industry.

Mark J. Accetturo became the President of Reynolds, Inc., a wholly-owned subsidiary of the Company which provides products and services to the water and wastewater industries, on February 1, 2010. Mr. Accetturo served as Executive Vice President of Operations of Reynolds, Inc. from 1989 until February 1, 2010. Mr. Accetturo has over 40 years of experience in the water and wastewater industry.

Pier L. Iovino has served as the President of the Geoconstruction Division of the Company since 2000. The Geoconstruction Division provides specialized geotechnical services to the heavy civil, industrial and commercial construction markets that are focused primarily on soil stabilization and subterranean structural support. Mr. Iovino became Vice President of the Company, responsible for the Geoconstruction Division upon the Company’s acquisition of Fonditek International, Inc. in October of 1995.  Prior to the acquisition, Mr. Iovino had served as the President of Fonditek International, Inc. since 1993.  Mr. Iovino has over 38 years of experience in the geoconstruction industry.

Gernot E. Penzhorn has served as the President of the Mineral Exploration Division of the Company since August 31, 2011.  Mr. Penzhorn began his career with the Mineral Exploration Division in 2007. Prior to joining the company, Mr. Penzhorn served as International Operations Director for Boart Longyear. Mr. Penzhorn was with Boart Longyear from 2001-2007.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol LAYN. In the year ended January 31, 2012, the Company purchased and subsequently cancelled 5,382 shares of stock related to settlement of withholding obligations. The following table sets forth the range of high and low sales prices of the Company’s stock by quarter for fiscal 2012 and 2011, as reported by the NASDAQ Global Select Market.

Fiscal Year 2012	High	Low
First Quarter	$35.14	$28.79
Second Quarter	32.26	27.40
Third Quarter	28.82	21.35
Fourth Quarter	25.41	21.51

Fiscal Year 2011	High	Low
First Quarter	$30.73	$23.05
Second Quarter	28.30	22.97
Third Quarter	29.38	23.50
Fourth Quarter	36.92	27.82

At April 5, 2012, there were 98 owners of record of the Company’s common stock.

The Company has not paid any cash dividends on its common stock. Moreover, the Board of Directors of the Company does not anticipate paying any cash dividends in the foreseeable future. The Company’s future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of the Company and such other factors as the Board of Directors may deem relevant, as well as restrictions under the Credit Agreement between the Company and JP Morgan Chase Bank N.A.,  as administrative agent for a group of banks, the Shelf Agreement between the Company and Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company and Security Life of Denver Insurance Company, and other restrictions which may exist under other credit arrangements existing from time to time. The Credit Agreement and the Shelf Agreement limit the cash dividends payable by the Company.

See Note 2 of the notes to consolidated financial statements for discussion of common stock issued by the Company during the last three years in connection with acquisitions. All such stock was unregistered.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 31, 2012, with respect to shares of the Company’s common stock that have been authorized for issuance under the existing equity compensation plans, including the Company’s 2006 Equity Plan and 2002 Option Plan.

The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnote 3 to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of options under expired plans as of January 31, 2012, and the weighted average exercise price of those options. No additional options may be granted under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,060,654	(1)	$26.27	1,074,011	(2)
Equity compensation plans not approved by security holders	-		N/A	-
Total	1,060,654	(3)		1,074,011

(1)	Shares issuable pursuant to outstanding options under the 2006 Equity Plan and the 2002 Option Plan.
(2)	All shares listed are issuable pursuant to future awards under the 2006 Equity Plan.
(3)
As of January 31, 2012, a total of 72,557 shares of Company common stock were issuable upon the exercise of outstanding options under the expired 1996 Option Plan. The weighted-average exercise price of those options is $23.99 per share. No additional options may be granted under the 1996 Option Plan.

Item 6. Selected Financial Data

The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2012, has been derived from the Company’s audited consolidated financial statements. The Company completed various acquisitions in each of the fiscal years, which are more fully described in Note 2 of the notes to consolidated financial statements or in previously filed Forms 10-K. The acquisitions have been accounted for under the acquisition method of accounting and, accordingly, the Company’s consolidated results include the effects of the acquisitions from the date of each acquisition.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

As of and Years Ended January 31,	2012	2011	2010	2009	2008
Income Statement Data (in thousands, except per share data):
Revenues	$1,133,147	$1,025,659	$866,417	$1,008,063	$868,274
Cost of revenues (exclusive of depreciation, depletion, amortization and impairment shown below)	(881,215)	(787,289)	(661,552)	(756,083)	(638,003)
Selling, general and administrative expenses	(167,157)	(142,808)	(128,244)	(136,687)	(119,937)
Depreciation, depletion and amortization	(63,124)	(53,468)	(57,679)	(52,840)	(43,620)
Impairment of goodwill and definite-lived intangible assets	(97,529)	-	-	-	-
Impairment of oil and gas properties	-	-	(21,642)	(28,704)	-
Litigation settlement gains	-	-	3,495	2,173	-
Equity in earnings of affiliates	24,647	13,153	8,198	14,089	8,076
Interest expense	(2,357)	(1,594)	(2,734)	(3,614)	(8,730)
Other income, net	9,632	515	199	1,041	1,229
(Loss) income before income taxes	(43,956)	54,168	6,458	47,438	67,289
Income tax expense	(9,226)	(22,581)	(5,093)	(21,266)	(30,178)
Net (loss) income	(53,182)	31,587	1,365	26,172	37,111
Net (income) loss attributable to noncontrolling interest	(2,893)	(1,596)	-	362	145
Net (loss) income attributable to Layne Christensen Company	$(56,075)	$29,991	$1,365	$26,534	$37,256

Earnings per share information attributable to
Layne Christensen shareholders:
Basic (loss) income per share	$(2.88)	$1.55	$0.07	$1.38	$2.23

Diluted (loss) income per share	$(2.88)	$1.53	$0.07	$1.37	$2.20

Balance Sheet Data (in thousands):
Working capital, including current maturities of debt	$136,404	$93,309	$119,649	$128,610	$127,696
Total assets	805,836	816,652	730,955	719,357	696,955
Total long-term debt, excluding current maturities	52,716	-	6,667	26,667	46,667
Total Layne Christensen Company stockholders' equity	448,665	501,402	466,798	456,022	423,372

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

•
Operating Segment Review of Operations — an analysis of our results of operations for the three years presented in our consolidated financial statements for our reporting segments. During fiscal 2012, we changed our reporting segments in connection with the transition to new leadership, reporting relationships and our new One Layne strategy. We previously reported results of operations under three reporting segments including the Water Infrastructure Division, Mineral Exploration Division and Energy Division. Our new reporting segments are the Water Resources Division, Inliner Division, Heavy Civil Division, Geoconstruction Division, Mineral Exploration Division and Energy Division. Reporting segment information and comparisons in the Operating Segment Review of Operations for prior periods have been recast to match the new reporting segment structure.

•	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•
Critical Accounting Policies — a discussion of our critical accounting policies that involve a higher degree of judgment or complexity.  This section also includes the impact of new accounting standards.

Our Business

Layne is a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. The Company’s operational and organizational structure is divided into six divisions based on primary service lines. Each division is comprised of individual district offices, which primarily offer similar services and serve similar markets. Periodically, individual offices within a division may perform services that are normally provided by another division. When that happens, the results of those services are recorded in the originating offices’ own division. For example, if a Mineral Exploration Division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration Division rather than the Water Resources Division. The Company’s segments are defined as follows:

Water Resources Division

Our Water Resources Division provides our customers with every aspect of water supply system development and technology, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. The division also brings new technologies to the water and wastewater markets and offers water treatment equipment engineering services, which supports the Company’s historic municipal business, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. The Water Resources Division provides water systems and services in most regions of the U.S.

Inliner Division

Our Inliner Division provides a diverse range of wastewater pipeline and structure rehabilitation services to our clients. We focus on our proprietary Inliner® cured-in-place pipe (“CIPP”) which allows us to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Our trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. We are somewhat unique in that the technology itself, the liner tube manufacturer and the largest installer of the Inliner CIPP technology are all housed within our family of companies. While we focus on CIPP efforts, we also provide a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and a variety of products for structure rebuilding and coating.

Heavy Civil Division

Our Heavy Civil Division serves the needs of government agencies and industrial customers by overseeing the design and construction of water and wastewater treatment plants, as well as pipeline installation. In addition, this division designs and builds integrated water supply and wastewater treatment facilities and provides filter media and membranes. These solutions are also provided in connection with collector wells, surface water intakes, pumping stations and groundwater pump stations. We also design and construct biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource.

Geoconstruction Division

Our Geoconstruction Division provides specialized foundation construction services to the heavy civil, industrial and commercial construction markets that are focused primarily on soil stabilization and subterranean structural support during the construction of dams/levees, tunnels, shafts, water lines, subways, highways and marine facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, vibratory ground improvement and installation of ground anchors.

Mineral Exploration Division

Our Mineral Exploration Division conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Global mining companies hire us to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development. We help them determine if there is a minable mineral deposit on the site, assess whether it will be economical to mine and to assist in mapping the mine layout. Our primary markets are in the western U.S., Mexico, Australia, Brazil and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our primary presence in this market.

Energy Division

Our Energy Division focuses on the exploration and production of oil and gas properties, primarily concentrating on projects in the mid-continent region of the United States.

Other

Other includes small service companies and any other specialty operations not included in one of the other divisions.

Key Fiscal 2012 Events

During the fourth quarter of fiscal 2012, in connection with our annual assessment of the carrying value of goodwill and other intangibles, we recorded impairment charges totaling $97,529,000. The charges included $17,084,000 associated with the Water Resources Division, $23,130,000 associated with the Inliner Division, $53,731,000 associated with the Heavy Civil Division, $950,000 associated with the Energy Division and $2,634,000 associated with our other businesses. The charges in the Heavy Civil Division include $9,180,000 related to trade names, largely due to our corporate strategy decision in the fourth quarter to emphasize the Layne name for all the Company’s services worldwide, which will result in our ceasing to use other trade names. The remainder of the charges in the Heavy Civil Division, and the charges in the other divisions, reflect the write-off of substantially all of the goodwill associated with those divisions. The write-offs are a result of projected continued weakness in demand for construction projects that is greater and more persistent than originally anticipated, continuing projected weakness in the economy adversely affecting spending by government agencies and the resulting pressures on margins from increased competition. The goodwill charge in Water Resources was also impacted by a shift in the corporate strategy in the fourth quarter to focus more on traditional water treatment services, resulting in the write-off of goodwill associated with acquired companies that had a heavy research and development focus. The tax effect of the impairment charges was $12,888,000.

Also during the fourth quarter, the Company recorded a $3,715,000 liability related to its investigation into the FCPA. See Part I, Items 3 (Legal Proceedings) and 1A (Risk Factors) in this Form 10-K for additional information regarding our internal investigation of compliance with the FCPA.

On January 31, 2012, the Company’s chief executive officer (“CEO”), Andrew B. Schmitt, retired.  Rene J. Robichaud, a board member and President, assumed the position of CEO as of January 31, 2012. In connection with Mr. Schmitt’s retirement, the Company recognized $2,563,000 in retirement benefit costs during fiscal 2012.

On August 23, 2011, the Company appointed Gernot Penzhorn, who was Vice President of Operations for the Mineral Exploration Division, to replace Eric Despain as President of the division. In connection with Mr. Despain’s departure, the Company recognized $820,000 in severance expenses during fiscal 2012.

The Company’s Heavy Civil Division experienced increased competition in the municipal bid market throughout the year.  Additionally, several of the division’s projects encountered delays and cost overruns due to adverse jobsite conditions and weather related project delays. For fiscal 2012, this division’s revenues have decreased 2.7% and pre-tax earnings have decreased 182.2% compared to fiscal 2011.

The Company experienced continued improvements in the minerals exploration markets served by our wholly owned operations and our Latin America affiliates. For fiscal 2012, revenues in our Mineral Exploration Division have increased 34.5% and pre-tax earnings have improved 78.2% compared to fiscal 2011.

The Company recognized a gain of $5,396,000 (inclusive of $421,000 amortization of deferred gain) on the sale of a facility in Fontana, California. The facility was sold on March 21, 2011, in anticipation of relocating existing operations to a different property.

On February 28, 2011, the Company acquired the Kansas and Colorado cured-in-place pipe operations of Wildcat Civil Services, a sewer rehabilitation contractor. Wildcat will further the Company’s expansion and geographic reach of its Inliner group westward.

Consolidated Review of Operations

The following table, which is derived from the Company’s Selected Financial Data included in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company’s results of operations bear to revenues and the percentage increase or decrease in the dollar amount of such items period-to-period.

				Period-to-Period
	Fiscal Years Ended January 31,			Change
	2012	2011	2010	2012	2011
Revenues:				vs. 2011	vs. 2010
Water Resources	24.2%	24.3%	26.1%	10.3%	10.2%
Inliner	11.7	11.4	11.7	13.3	15.0
Heavy Civil	30.3	34.4	36.9	(2.7)	10.5
Geoconstruction	7.9	7.6	6.2	14.4	46.0
Water Infrastructure Group	74.1	77.7	80.9	5.4	13.7
Mineral Exploration	23.7	19.5	13.6	34.5	69.2
Energy	1.8	2.5	5.3	(20.8)	(43.9)
Other	0.4	0.3	0.2	31.2	73.5
Total net revenues	100.0%	100.0%	100.0%	10.5	18.4
Cost of revenues	(77.8)%	(76.8)%	(76.3)%	11.9	19.0
Selling, general and administrative expenses	(14.8)	(13.9)	(14.8)	17.1	11.4
Depreciation, depletion and amortization	(5.6)	(5.2)	(6.7)	18.1	(7.3)
Impairment of goodwill and definite-lived intangible assets	(8.6)	-	-	*	*
Impairment of oil and gas properties	-	-	(2.5)	*	(100.0)
Litigation settlement gains	-	-	0.4	*	(100.0)
Equity in earning of affiliates	2.2	1.3	0.9	87.4	60.4
Interest expense	(0.2)	(0.2)	(0.3)	47.9	(41.7)
Other income, net	0.9	0.1	-	1,770.3	158.8
(Loss) income before income taxes	(3.9)	5.3	0.7	(181.1)	738.8
Income tax expense	(0.8)	(2.2)	(0.5)	(59.1)	343.4
Net (loss) income	(4.7)	3.1	0.2	(268.4)	2,214.1
Net income attributable to noncontrolling interests	(0.3)	(0.2)	-	81.3	*
Net (loss) income attributable to Layne Christensen Co.	(5.0)%	2.9%	0.2%	(287.0)%	2,097.1%

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

	Fiscal Years Ended January 31,
(in thousands)	2012	2011	2010
Revenues
Water Resources	$274,556	$248,907	$225,928
Inliner	132,108	116,566	101,383
Heavy Civil	343,760	353,304	319,733
Geoconstruction	89,210	77,969	53,393
Water Infrastructure Group	839,634	796,746	700,437
Mineral Exploration	268,909	199,946	118,188
Energy	20,388	25,754	45,940
Other	4,216	3,213	1,852
Total revenues	$1,133,147	$1,025,659	$866,417
Equity in earnings of affiliates
Geoconstruction	$3,345	$517	$-
Mineral Exploration	21,302	12,636	8,198
Total equity in earnings of affiliates	$24,647	$13,153	$8,198
(Loss) income before income taxes
Water Resources	$(5,967)	$17,377	$4,963
Inliner	(13,236)	9,426	7,767
Heavy Civil	(61,649)	9,637	13,470
Geoconstruction	12,828	11,708	7,088
Water Infrastructure Group	(68,024)	48,148	33,288
Mineral Exploration	62,259	34,947	11,149
Energy	(448)	3,291	(6,393)
Other	(4,520)	(400)	188
Unallocated corporate expenses	(30,866)	(30,224)	(29,040)
Interest expense	(2,357)	(1,594)	(2,734)
Total (loss) income before income taxes	$(43,956)	$54,168	$6,458

Comparison of Fiscal 2012 to Fiscal 2011

Revenues increased $107,488,000, or 10.5% to $1,133,147,000, for fiscal 2012, compared to $1,025,659,000 for fiscal 2011. Strong activity levels were displayed across all Mineral Exploration Division locations with the largest increases in Africa, the Western U.S. and Mexico. A further discussion of results of operations by division is presented below.

Cost of revenues increased $93,926,000, or 11.9% to $881,215,000 (77.8% of revenues) for fiscal 2012, compared to $787,289,000 (76.8% of revenues) for fiscal 2011. The increase as a percentage of revenues was primarily due to cost overruns and project delays in our Heavy Civil business in the second half of the year and by margin pressures in our Heavy Civil and Water Resources businesses due to the continuing weakness in municipal spending.

Selling, general and administrative expenses were $167,157,000 for fiscal 2012, compared to $142,808,000 for fiscal 2011. In the fourth quarter, we recorded a $3,715,000 liability related to the investigation into the Foreign Corrupt Practices Act (“FCPA”). The remaining increase was primarily due to additional expenses of $4,258,000 from acquired operations, $5,144,000 in increased compensation costs, costs of $4,816,000 associated with the transition of the chief executive officer and other executives, $4,700,000 in increased legal and professional fees and $2,508,000 in increased travel expenses. The increases were partially offset by a decrease in consulting services of $2,431,000 due to higher costs in fiscal 2011 associated with systems implementation and merger and acquisition projects.

Depreciation, depletion and amortization expenses were $63,124,000 for fiscal 2012, compared to $53,468,000 for fiscal 2011. The increase was primarily the result of increases in assets from acquisitions and property additions.

During the fourth quarter of fiscal 2012, in connection with our annual assessment of the carrying value of goodwill and other intangibles, we recorded impairment charges totaling $97,529,000. The charges included $17,084,000 associated with the Water Resources Division, $23,130,000 associated with the Inliner Division, $53,731,000 associated with the Heavy Civil Division, $950,000 associated with the Energy Division and $2,634,000 associated with our other businesses. The charges in the Heavy Civil Division include $9,180,000 related to trade names, largely due our corporate strategy decision in the fourth quarter to emphasize the Layne name for the Company’s services worldwide, which will result in our ceasing to use these trade names. The remainder of the charges in the Heavy Civil Division, and the charges in the other divisions, are to write-off substantially all of the goodwill associated with those divisions. The write-offs are a result of projected continued weakness in demand for construction projects that is greater and more persistent than originally anticipated, continuing projected weakness in the economy adversely affecting spending by government agencies and the resulting pressures on margins from increased competition from smaller competitors. The goodwill charge in Water Resources was also impacted by a shift in the corporate strategy in the fourth quarter to focus more on traditional water treatment services, resulting in the write-off of goodwill associated with acquired companies that had a heavy research and development focus. The tax effect of the impairment charges was a benefit of $12,888,000.

Equity in earnings of affiliates was $24,647,000 for fiscal 2012, compared to $13,153,000 for fiscal 2011. The increase reflects the impact of an improved minerals exploration market in Latin America, primarily for gold and copper in Chile and Peru as well as a full year of operations from our Geoconstruction affiliate in Brazil.

Interest expense increased to $2,357,000 for fiscal 2012, compared to $1,594,000 for fiscal 2011. The increase was the result of increased borrowing on our revolving credit facilities to fund operations.

Other income, net for fiscal 2012 consisted primarily of a gain of $5,396,000 (inclusive of $421,000 amortization of deferred gain) on the sale of a facility in California, a gain of $996,000 on the sale of certain investment securities in Australia and gains of $2,851,000 on the sale of other equipment.

The Company recorded income tax expense of $9,226,000 (on a loss before income taxes of $43,956,000, resulting in an effective rate of negative 21.0%) for fiscal 2012, compared to expense of $22,581,000 (an effective rate of 41.7%) for fiscal 2011. Excluding the impact of the impairment charges, for fiscal 2012, the Company would have recorded income tax expense of $22,115,000 (an adjusted effective rate of 41.3%). The adjusted effective rate for the current year was lower than the effective rate for the prior year due to the continued increase in the equity earnings of affiliates as a percentage of income before income taxes. As a substantial part of the non-dividend portion of these earnings is considered indefinitely re-invested, it tends to lower our effective tax rate.

Operating Segment Review of Operations

For purposes of comparison, the discussion below of division operating results excludes the impact of impairment charges which have been discussed above.

Water Resources Division
	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$274,556	$248,907
(Loss) income before income taxes	(5,967)	17,377
Income before impairments and income taxes	11,117	17,377

At our Water Resources Division, revenue levels were up across all product lines, particularly water supply, repair and installation services and our deep wastewater injection well work for power companies in the Florida market. The increases were partially offset by a decline of $12,137,000 from our water supply project in Afghanistan which was substantially completed early in the year.

Income before impairments and income taxes included a gain of $5,396,000 (including $421,000 amortization of deferred gain) on the sale of a facility in Fontana, California.  The decrease was primarily attributable to a decline of $9,406,000 from our Afghanistan project which has not been fully replaced, lower margins on municipal bid work and by losses in our water treatment operations. We expect profit margins for projects in the municipal sector to remain under pressure for at least the next year.

The backlog in the Water Resources Division was $102,678,000 as of January 31, 2012, compared to $107,317,000 as of January 31, 2011.

Inliner Division
	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$132,108	$116,566
(Loss) income before income taxes	(13,236)	9,426
Income before impairments and income taxes	9,894	9,426

Inliner Division revenues increased primarily due to the impact of acquired operations, which contributed revenues of $14,207,000.

 The increase in income before impairments and income taxes was largely due to improved margins, particularly in the southeast U.S.  The acquired operations are being transitioned into the division and were not large contributors to earnings.

The backlog in the Inliner Division was $80,407,000 as of January 31, 2012, compared to $62,939,000 as of January 31, 2011.

Heavy Civil Division
	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$343,760	$353,304
(Loss) income before income taxes	(61,649)	9,637
(Loss) income before impairments and income taxes	(7,918)	9,637

The decreases in Heavy Civil Division revenues were due to slight revenue declines across most of our operations as the division encountered greater competition. Our expansion into the southwestern U.S. continued, contributing revenues of $23,295,000.

The decline in income before impairments and income taxes reflect the impact of extensive project delays and cost overruns, as well as margin pressures on municipal bid projects. We have made operational and overhead changes to curtail the losses, including terminating certain project managers, reducing administrative staff and changing our bidding practices, but we expect low margins and bidding pressures to continue to hold earnings to near breakeven for calendar 2012.

The backlog in the Heavy Civil Division was $308,118,000 as of January 31, 2012, compared to $358,190,000 as of January 31, 2011. The decline is partially due to our efforts to increase our bid margins and reduce the levels of low margin projects.

Geoconstruction Division
	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$89,210	$77,969
Equity in earnings of affiliates	3,345	517
Income before income taxes	12,828	11,708

Revenues include a full year of operations for Bencor, acquired at the end of the third quarter of fiscal 2011. Revenue in our other operations was down, due in large part to time spent reallocating our resources following the completion of large projects in New Orleans and San Francisco.

Income before income taxes was primarily attributable to an increase of $7,310,000 from acquired operations and to $2,828,000 increased equity earnings from our affiliates.

The backlog in the Geoconstruction Division was $47,257,000 as of January 31, 2012, compared to $58,357,000 as of January 31, 2011.

Mineral Exploration Division
	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$268,909	$199,946
Equity in earnings of affiliates	21,302	12,636
Income before income taxes	62,259	34,947

Mineral Exploration revenues increased due to high activity levels across all locations, and were particularly strong in Mexico, southern Africa and the southwest U.S.

The increase in income before income taxes resulted primarily from a combination of high activity levels and continued improvement in pricing in substantially all of our operations, as well as equity earnings from our affiliates in Latin America. Although they slowed in the fourth quarter due to project start-up expenses and other delays at certain mine site locations, our partners had their strongest year ever, with significant increases at copper mine sites in Chile. The increases were partially offset by increased legal and professional expenses related to the FCPA investigation of $3,788,000, and by the accrual of $3,715,000 for the FCPA investigation in the fourth quarter.

Energy Division
	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$20,388	$25,754
(Loss) income before income taxes	(448)	3,291
Income before impairments and income taxes	502	3,291

Energy Division revenues and earnings continue to be impacted by low natural gas prices, with average net sales price on production for fiscal 2012 of $3.16 compared to $4.78 per Mcf for fiscal 2011. The net sales price excludes revenues generated from third party gas. Net gas production by the Energy Division for fiscal 2012 was 4,411 MMcf compared to 4,455 MMcf for fiscal 2011. We have offset the decline in prices to an extent by seeking to increase oil production and by reducing overhead expenses.

We expect natural gas prices to remain low and are currently exploring strategic alternatives for the Energy Division. We will exploit opportunities within our current operating leases, like shallow oil, and continue to operate responsibly and efficiently.

Other
	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$4,216	$3,213
Loss before income taxes	(4,520)	(400)
Loss before impairments and income taxes	(1,886)	(400)

Other revenues increased primarily as a result of increased revenues of $1,582,000 from our energy services operations. The increase in loss before impairments and income taxes resulted primarily from acquisition integration related costs.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $30,866,000 for fiscal 2012, compared to $30,224,000 for fiscal 2011. Current year expenses include $3,996,000 related to the transition of the chief executive officer and other executives. The remaining decrease from last year includes reductions of $2,431,000 in consulting costs for systems implementation and merger and acquisition projects, and $2,083,000 in incentive compensation expenses.

Comparison of Fiscal 2011 to Fiscal 2010

Revenues increased $159,242,000, or 18.4% to $1,025,659,000, for fiscal 2011, compared to $866,417,000 for fiscal 2010. A further discussion of results of operations by division is presented below.

Cost of revenues increased $125,737,000, or 19.0% to $787,289,000 (76.8% of revenues) for fiscal 2011, compared to $661,552,000 (76.3% of revenues) for fiscal 2010. The increase as a percentage of revenues was primarily due to margin pressures in our heavy civil and energy businesses, partially offset by higher margins in mineral exploration, on our work in Afghanistan and on certain soil stabilization projects.

Selling, general and administrative expenses were $142,808,000 for fiscal 2011, compared to $128,244,000 for fiscal 2010. The increase was primarily the result of increased incentive compensation expenses of $10,399,000, $5,578,000 in added expenses from acquired operations, an increase in consulting expenses of $5,023,000 primarily related to systems implementation and merger and acquisition projects, and an increase in other compensation costs of $737,000. These increases were partially offset by a decrease as the prior year included $4,980,000 of settlement charges recorded for the elimination of our hourly pension plan liabilities.

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

Operating Segment Review of Operations

Water Resources Division
	Fiscal Years Ended January 31,
(in thousands)	2011	2010
Revenues	$248,907	$225,928
Income before income taxes	17,377	4,963

Water Resources Division revenues increased primarily due to an increase in revenue of $12,937,000 from our water supply project in Afghanistan and increases in revenue from our water supply operations concentrated in the central and northeast U.S. The increases were partially offset by decreased revenues from water supply operations in the southeast U.S., the result of lower activity levels.

Income before income taxes for the Water Resources Division increased primarily due to increased earnings of $11,545,000 from our water supply project in Afghanistan and improved results from water supply operations in the central and northeast U.S. The increases were partially offset by decreased earnings from water supply operations in the southeast U.S., the result of lower activity levels.

The backlog in the Water Resources Division was $107,317,000 as of January 31, 2011, compared to $78,195,000 as of January 31, 2010.

Inliner Division
	Fiscal Years Ended January 31,
(in thousands)	2011	2010
Revenues	$116,566	$101,383
Income before income taxes	9,426	7,767

Inliner Division revenues increased primarily due to increased revenues from our operations in the northeast, southeast and east coast U.S. regions of $9,057,000, $2,196,000 and $1,221,000, respectively. The increases were the result of higher activity levels.

Income before income taxes for the Inliner Division increased primarily due to improved results from our operations in the northeast, southeast and east coast U.S. regions of $1,103,000, $254,000 and $178,000, respectively.

The backlog in the Inliner Division was $62,939,000 as of January 31, 2011, compared to $76,701,000 as of January 31, 2010.

Heavy Civil Division
	Fiscal Years Ended January 31,
(in thousands)	2011	2010
Revenues	$353,304	$319,733
Income before income taxes	9,637	13,470

Heavy Civil Division revenues increased primarily due to increased revenue of $68,098,000 from our water plant construction operations, partially offset by decreased revenue of $35,019,000 from our utility pipeline construction businesses. The reduction in the utility pipeline construction revenue was primarily due to a large utility contract in Colorado that was substantially completed in fiscal 2010.

Income before income taxes for the Heavy Civil Division decreased due to downward pressure on margins for municipal bid projects and a large utility contract in Colorado that was substantially completed in fiscal 2010.

The backlog in the Heavy Civil Division was $358,190,000 as of January 31, 2011, compared to $360,863,000 as of January 31, 2010.

Geoconstruction Division
	Fiscal Years Ended January 31,
(in thousands)	2011	2010
Revenues	$77,969	$53,393
Equity in earnings of affiliates	517	-
Income before income taxes	11,708	7,088

Geoconstruction Division revenues increased primarily due to additional revenues of $20,839,000 from acquired operations.

Income before income taxes for the Geoconstruction Division increased 65.2% to $11,708,000 for fiscal 2011, compared to $7,088,000 for fiscal 2010. The increase was primarily attributable $8,731,000 from acquired operations, partially offset by a decrease in earnings from our non-acquisition related projects, the result of lower activity levels.

The backlog in the Geoconstruction Division was $58,357,000 as of January 31, 2011, compared to $38,630,000 as of January 31, 2010.

Mineral Exploration Division
	Fiscal Years Ended January 31,
(in thousands)	2011	2010
Revenues	$199,946	$118,188
Equity in earnings of affiliates	12,636	8,198
Income before income taxes	34,947	11,149

Mineral Exploration revenues increased driven by increased activity levels across all locations, the largest of which were in Africa, the western U.S. and Mexico.

Income before income taxes for the Mineral Exploration Division increased primarily from improved margins, combined with higher revenues. Equity earnings from our affiliates, reduced earlier in fiscal 2011 by a customer driven project delay, improved in the last half of the year as the projects were caught up, increasing $4,438,000 for the year. During fiscal 2010, the Company received a litigation settlement in Australia of $2,828,000. Earnings were offset by an increase of $4,076,000 in incentive compensation and by costs incurred in connection with our internal FCPA investigation.

Energy Division
	Fiscal Years Ended January 31,
(in thousands)	2011	2010
Revenues	$25,754	$45,940
Income (loss) before income taxes	3,291	15,249
Income (loss) before impairments and income taxes	3,291	(6,393)

Energy revenues decreased primarily due to lower natural gas prices and the expiration of favorably priced forward sales contracts in the first quarter of fiscal 2011.

During fiscal 2010, the Company recorded a non-cash impairment charge of $21,642,000, or $13,039,000 after income tax, for the carrying value of the assets in excess of future net cash flows. Also, during fiscal 2010, we recorded settlement gains, net of attorney fees, of $667,000 related to litigation against former officers of a subsidiary and associated energy production companies.

The remaining decrease in income before income taxes for fiscal 2011 of $11,958,000 was due to the impact on revenues from lower natural gas prices and the expiration of forward sales contracts as noted above, partially offset by depletion decreasing $8,340,000.

For fiscal 2011, net gas production was 4,455 MMcf compared to 4,618 MMcf for fiscal 2010. The average net sales price per Mcf on production for fiscal 2011 was $4.78 compared to $8.53 for fiscal 2010. The net sales price excludes revenues generated from third party gas.

Other
	Fiscal Years Ended January 31,
(in thousands)	2011	2010
Revenues	$3,213	$1,852
(Loss) income before income taxes	(400)	188

Other revenues increased primarily as a result of revenues of $1,282,000 from energy services operations. The decrease in income before income tax resulted primarily from acquisition integration related costs.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $30,224,000 for fiscal 2011, compared to $29,040,000 for fiscal 2010. The increase was primarily due to an increase in incentive compensation of $2,950,000 based on increased earnings and an increase in consulting fees of $4,000,000 related to systems implementation and merger and acquisition projects. These increases were partially offset by a reduction of $4,980,000 in settlement charges recorded in fiscal 2010 for the elimination of our hourly pension plan liabilities.

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

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of its reportable segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures. The Company’s primary source of liquidity has historically been cash from operations, supplemented by borrowings under its credit facilities.

The Company’s working capital as of January 31, 2012 and 2011 was $136,404,000 and $93,309,000, respectively. The Company’s cash and cash equivalents as of January 31, 2012 were $45,916,000, compared to $44,985,000 as of January 31, 2011.  Of these amounts, cash and cash equivalents held by foreign subsidiaries as of January 31, 2012 were $22,657,000, compared to $20,168,000 as of January 31, 2011. The Company believes that it will have sufficient cash from operations and access to credit facilities to meet its operating cash requirements, make required debt payments, and fund its capital expenditures. Funding for potential acquisitions will be evaluated based on the particular facts and circumstances of the opportunity.

On July 8, 2011, the Company entered into a new private shelf agreement (the “Shelf Agreement”) whereby it can issue $150,000,000 in unsecured notes. The $150,000,000 private shelf agreement extends to July 8, 2021, and replaced the Company’s prior Master Shelf Agreement. At January 31, 2012, the Company had no notes outstanding.

The Company also maintains an unsecured $300,000,000 revolving credit facility (the “New Credit Agreement”) which extends to March 25, 2016. At January 31, 2012, the Company had letters of credit of $18,783,000 and borrowings of $52,500,000 outstanding under the New Credit Agreement resulting in available capacity of $228,717,000.

The Company’s Shelf Agreement and New Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants.  Significant financial maintenance covenants are a fixed charge coverage ratio and a maximum leverage. Covenant levels and definitions are consistent between the Shelf Agreement and the New Credit Agreement. The Company was in compliance with its covenants as of January 31, 2012, and expects to remain in compliance through the term of the agreements.  The noncash impairment charges recorded in the fourth quarter of fiscal 2012 did not have a significant effect on the Company’s covenants.

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

As of January 31, 2012 and 2011, the Company’s actual and required covenant levels under the existing agreements were as follows:

	Actual	Required	Actual	Required
(in thousands, except for ratio data)	2012	2012	2011	2011
Minimum fixed charge coverage ratio	2.98	1.50	2.58	1.50
Maximum leverage ratio	0.78	3.00	0.21	3.00

Operating Activities

Cash provided by operating activities was $15,712,000, $68,880,000 and $93,955,000 for fiscal 2012, 2011 and 2010, respectively.  The decline in operating cash flows in 2012 was primarily due to two factors; a decline in cash generated from earnings and increased working capital. Working capital, excluding debt, increased to $143,854,000 at January 31, 2012, from $102,976,000 at January 31, 2011. The decline in earnings was due to margin pressures and increased selling, general and administrative charges as discussed in the ‘Comparison of Fiscal 2012 to Fiscal 2011’ above.

The working capital increase is due partially to increased revenue, but primarily to decreased billing and collection efficiency in our Water Resources and Heavy Civil divisions, partially offset by increased levels of accounts payable and accrued liabilities.  Our billing and collection efficiency has been impacted by negotiated contract terms on several of our larger contracts which have extended milestones before billings may be submitted. We have not had, and do not expect, significant unfavorable impacts on our ultimate collectability of our contractual amounts.

Investing Activities

The Company’s capital expenditures of $70,826,000 for fiscal 2012 were split between $66,952,000 to maintain and upgrade its equipment and facilities and $3,874,000 toward the Company’s unconventional natural gas exploration and production. This compares to equipment spending of $64,329,000 and natural gas exploration and production spending of $2,874,000 for fiscal 2011.  The equipment and facilities spending in fiscal 2012 included $9,667,000 to purchase and prepare our new facility in California, completion of second rig for the Florida injection well market and purchase of rigs to support geoconstruction projects. Spending for the Company’s unconventional gas operations was increased in fiscal 2012 to maintain our natural gas production level. For fiscal 2012, the Company received $14,055,000 in proceeds from disposals of property and equipment of which $9,000,000 was for the sale of our facility in, California and the remainder for the sale of rigs and various other equipment categories. This compares to proceeds received from disposal of property and equipment of $1,664,000 for fiscal 2011. For fiscal 2012, the Company invested $8,855,000, net of cash acquired for the acquisition of Wildcat. This compares to acquisition related spending of $33,452,000 for fiscal 2011. The Company intends to continue to evaluate acquisition opportunities to enhance its existing service offerings and to expand our geographic market.

The Company’s capital expenditures of $67,203,000 for fiscal 2011 were split between $64,329,000 to maintain and upgrade its equipment and facilities and $2,874,000 toward the Company’s unconventional natural gas exploration and production. This compares to equipment spending of $40,561,000 and natural gas exploration and production spending of $4,264,000 for fiscal 2010. The increase in equipment and facilities spending was due to equipment purchased to support the Company’s expansion into the injection well market in Florida and facilities expansion in the Southwest U.S. to support our water treatment product capabilities. Spending for the Company’s unconventional gas operations was reduced in fiscal 2011 as we scaled back production in reaction to lower gas prices available in our market.

For fiscal 2011, the Company invested $33,452,000 for acquired businesses, net of cash acquired, including $16,150,000 for a 50% interest in Diberil, $11,376,000 for Bencor, $5,500,000 for Intevras and $426,000 for cash purchase price adjustments for prior year acquisitions. These investments were offset in part by the sale of Layne GeoBrazil, a wholly owned subsidiary, for a cash payment of $4,800,000 (see Note 3 of the notes to consolidated financial statements). This compares to acquisition related spending of $14,606,000 for fiscal 2010.

Financing Activities

For fiscal 2012, the Company had net borrowings of $47,784,000 under its revolving credit facility and also had $7,366,000 of outstanding short-term notes payable at January 31, 2012. The Company made $6,667,000 in scheduled debt payments on its Senior Notes. For fiscal 2012, the Company made distributions to its non-controlling interest partners of $2,199,000 for their share of income generated on joint projects. There were no such distributions in fiscal 2011 or fiscal 2010.

The Company had borrowings of $3,000,000 under its revolving credit facility for fiscal 2011 and no borrowings for fiscal 2010, financing the business from operations and available cash. The Company made scheduled principal payments on the Senior Notes of $20,000,000 in each of fiscal 2011 and fiscal 2010.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments as of January 31, 2012, are summarized as follows:

	Payments/Expiration by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations and other
commercial commitments:
Credit agreement	$52,500	$-	$-	$52,500	$-
Notes payable	7,366	7,366	-	-	-
Operating leases	18,185	8,890	8,404	891	-
Capital leases (including interest)	315	91	168	56	-
Supplemental retirement benefits	4,553	169	1,017	678	2,689
Software financing obligations	860	430	430	-	-
Mineral interest obligations	482	71	177	163	71
Income tax uncertainties	6,996	6,996	-	-	-
Total contractual obligations	91,257	24,013	10,196	54,288	2,760
Standby letters of credit	18,783	18,783	-	-	-
Asset retirement obligations	1,835	-	-	-	1,835
Total contractual obligations
and commercial commitments	$111,875	$42,796	$10,196	$54,288	$4,595

The Company expects to meet its cash contractual obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 1.25% to 2.25%, or a base rate, as defined in the Credit Agreement plus up to 1.25%, each depending on the Company’s leverage ratio. (See Note 12 of the notes to consolidated financial statements)  Interest payments on the Credit Agreement are uncertain due to variable interest rates and fluctuations in the outstanding balance, and accordingly have not been included in the table above.

The Company has income tax uncertainties in the amount of $12,675,000 at January 31, 2012, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolution of these items is uncertain, and accordingly the amounts have not been included in the table above.

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

The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If the net book value of our oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Application of the Ceiling Test requires pricing future revenues at the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements such as fixed-price physical delivery forward sales contracts. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. See Note 4 of the notes to consolidated financial statements for a discussion of the impairment recorded in fiscal 2010.

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

Goodwill – The Company’s impairment evaluation for goodwill is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation for impairment is conducted at the reporting unit level. The Company’s reporting units are the same as its operating segments. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

The assumptions used in the estimates of fair value for the first step are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. The more significant assumptions, which are subject to change as a result of changing economic and competitive conditions, are as follows:

•
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

•
Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in our industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted-average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate could change.

A change in events or circumstances, a change in strategic direction, or a change in the competitive or economic environment could adversely affect the fair value of one or more reporting units. If additional goodwill or other intangibles on the consolidated balance sheet become impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. The Company’s goodwill totaled $19,536,000 as of January 31, 2012.  Of this amount, $10,621,000 is recorded within the Geoconstruction reporting unit and $8,915,000 is recorded within the Inliner reporting unit. The fair value of the Geoconstruction reporting unit substantially exceeds its carrying value. A decrease in the fair value of the Inliner reporting unit, holding all other variables constant, could result in incremental goodwill impairment up to $8,915,000. The Company’s intangible assets’ book value, net of amortization, was $12,266,000 as of January 31, 2012.

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

The Company’s estimate of uncertainty in income taxes is based on the framework established in the accounting for income taxes guidance. This guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws and experience in managing tax audits and relevant accounting guidance, to determine the amount of tax benefits to recognize in the financial statements. For each uncertain position, the difference between the benefit realized on our tax return and the benefit reflected in the financial statements is recorded as a liability in the consolidated balance sheet. This liability is updated at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities.

Litigation and Other Contingencies – The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position or results of operations. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. In accordance with U.S. generally accepted accounting principles, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.

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

Interest Rate Risk

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is included in Note 12 of the notes to consolidated financial statements of this Form 10-K. As of January 31, 2012 an instantaneous change in interest rates of one percentage point would impact the Company’s annual interest expense by approximately $525,000.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The operations are described in Notes 1 and 3 to the consolidated financial statements. The Company’s affiliates also operate in South America and Mexico (see Note 3 of the notes to consolidated financial statements). The majority of the Company’s contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates (see Note 13 of the notes to consolidated financial statements). As of January 31, 2012, the Company did not have any outstanding foreign currency option contracts.

As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would impact income before income taxes by approximately $215,000, $394,000 and $131,000 for the years ended January 31, 2012, 2011 and 2010, respectively. This represents approximately 10% of the income before income taxes of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

Foreign exchange gains and losses in the Company’s consolidated results of operations reflect transaction gains and losses and translation gains and losses from the Company’s Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange losses for the years ended January 31, 2012, 2011 and 2010, were $310,000, $458,000 and $802,000, respectively.

Commodity Price Risk

The Company is exposed to fluctuations in the prices of oil and natural gas, which impact the sale of the Energy Division’s oil and unconventional gas production. The prices of oil and natural gas are volatile and the Company may enter into fixed-price physical contracts, if available at attractive prices, to cover a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. As of January 31, 2012, the Company did not have any of these contracts in place due to continued low prices in the forward sales markets. The Company intends to continue monitoring forward sales prices and will reevaluate its forward sales commitments accordingly over the course of fiscal 2013.

The Company estimates that a 10% change in the prices of oil and natural gas would have impacted income before taxes by approximately $425,000 for the year ended January 31, 2012, based on the Company’s production which was sold on a spot market basis during the year. This measure is exclusive of any potential impact on its impairment computation.

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

The Audit Committee of the Board of Directors, composed of outside directors, meets periodically with management, the Company’s independent registered public accountants and internal auditors to review matters related to the Company’s financial statements, internal audit activities, internal accounting controls and non-audit services provided by the independent accountants. The independent registered public accountants and internal auditors have full access to the Audit Committee and meet with it, both with and without management present, to discuss the scope and results of their audits, including internal controls, audit and financial matters.

/s/Rene J. Robichaud	/s/Jerry W. Fanska

Rene J. Robichaud	Jerry W. Fanska
President and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas

We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries at January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  The change in presentation has been applied retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 27, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Kansas City, Missouri
April 27, 2012

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
(in thousands)	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$41,916	$44,985
Customer receivables, less allowance of $8,141 and $8,628, respectively	162,043	142,816
Costs and estimated earnings in excess of billings on uncompleted contracts	107,295	82,569
Inventories	35,392	29,542
Deferred income taxes	21,895	20,824
Income taxes receivable	4,137	8,633
Restricted deposits-current	3,143	3,966
Other	16,968	10,811
Total current assets	392,789	344,146

Property and equipment:
Land	17,155	12,631
Buildings	41,159	36,466
Machinery and equipment	478,896	441,588
Gas transportation facilities and equipment	40,995	40,886
Oil and gas properties, including unevaluated mineral interests excluded
from amortization of $6,185 and $6,960, respectively	102,251	97,737
Mineral interests in oil and gas properties	21,374	22,261
	701,830	651,569
Less - Accumulated depreciation and depletion	(424,473)	(391,713)
Net property and equipment	277,357	259,856

Other assets:
Investment in affiliates	88,297	69,152
Goodwill	19,536	103,378
Other intangible assets, net	12,266	26,453
Restricted deposits-long term	443	3,001
Other	15,148	10,666
Total other assets	135,690	212,650

Total assets	$805,836	$816,652

See Notes to Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	January 31,	January 31,
(in thousands, except per share data)	2012	2011
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$104,261	$98,933
Notes payable and current maturities of long term debt	7,450	9,667
Accrued compensation	48,573	44,584
Accrued insurance expense	12,596	9,579
Other accrued expenses	29,120	22,422
Acquisition escrow obligation-current	3,143	3,966
Income taxes payable	19,328	12,126
Billings in excess of costs and estimated earnings on uncompleted contracts	31,914	49,560
Total current liabilities	256,385	250,837

Noncurrent and deferred liabilities:
Long-term debt	52,716	-
Accrued insurance expense	14,018	11,609
Deferred income taxes	9,883	26,782
Acquisition escrow obligation-long term	443	3,001
Other	20,510	20,499
Total noncurrent and deferred liabilities	97,570	61,891
Contingencies

Stockholders' equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,699 and 19,540
shares issued and outstanding, respectively	197	195
Capital in excess of par value	351,057	347,307
Retained earnings	103,634	159,709
Accumulated other comprehensive loss	(6,223)	(5,809)
Total Layne Christensen Company stockholders' equity	448,665	501,402
Noncontrolling interests	3,216	2,522
Total equity	451,881	503,924

Total liabilities and stockholders' equity	$805,836	$816,652

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
(in thousands, except per share data)	2012	2011	2010
Revenues	$1,133,147	$1,025,659	$866,417
Cost of revenues (exclusive of depreciation, depletion,
amortization, and impairment shown below)	(881,215)	(787,289)	(661,552)
Selling, general and administrative expenses	(167,157)	(142,808)	(128,244)
Depreciation, depletion and amortization	(63,124)	(53,468)	(57,679)
Impairment of goodwill and definite-lived intangible assets	(97,529)	-	-
Impairment of oil and gas properties	-	-	(21,642)
Litigation settlement gains	-	-	3,495
Equity in earning of affiliates	24,647	13,153	8,198
Interest expense	(2,357)	(1,594)	(2,734)
Other income, net	9,632	515	199
(Loss) income before income taxes	(43,956)	54,168	6,458
Income tax expense	(9,226)	(22,581)	(5,093)
Net (loss) income	(53,182)	31,587	1,365
Net income attributable to noncontrolling interests	(2,893)	(1,596)	-
Net (loss) income attributable to Layne Christensen Company	$(56,075)	$29,991	$1,365

(Loss) earnings per share information attributable to
Layne Christensen shareholders:
Basic (loss) income per share	$(2.88)	$1.55	$0.07

Diluted (loss) income per share	$(2.88)	$1.53	$0.07

Weighted average shares outstanding - basic	19,455	19,393	19,328
Dilutive stock options and unvested shares	-	185	94
Weighted average shares outstanding - dilutive	19,455	19,578	19,422

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended January 31,
(in thousands)	2012	2011	2010
Net (loss) income	$(53,182)	$31,587	$1,365
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(414)	195	2,936
Change in unrealized loss on foreign exchange
contracts	-	62	34
Change in unrecognized pension liability	-	-	1,017
Other comprehensive (loss) income	(414)	257	3,987
Comprehensive (loss) income	(53,596)	31,844	5,352
Comprehensive income attributable to noncontrolling
interests (all attributable to net income)	(2,893)	(1,596)	-
Comprehensive (loss) income attributable to Layne
Christensen Company	$(56,489)	$30,248	$5,352

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except per share data)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interests	Total
Balance February 1, 2009	19,382,976	$194	$337,528	$128,353	$(10,053)	$456,022	$75	$456,097
Net income	-	-	-	1,365	-	1,365	-	1,365
Other comprehensive income	-	-	-	-	3,987	3,987	-	3,987
Issuance of nonvested shares	12,771	-	-	-	-	-	-	-
Treasury stock purchased and subsequently
cancelled	(5,374)	-	(113)	-	-	(113)	-	(113)
Issuance of stock upon exercise of options	32,159	-	524	-	-	524	-	524
Income tax benefit on exercise of options	-	-	83	-	-	83	-	83
Income tax deficiency upon vesting of
restricted shares	-	-	(191)	-	-	(191)	-	(191)
Share-based compensation	-	-	4,841	-	-	4,841	-	4,841
Issuance of stock upon acquisition						-		-
of business	12,677	-	280	-	-	280	-	280
Balance January 31, 2010	19,435,209	194	342,952	129,718	(6,066)	466,798	75	466,873
Net income	-	-	-	29,991	-	29,991	1,596	31,587
Other comprehensive income	-	-	-	-	257	257	-	257
Issuance of nonvested shares	58,709	1	(1)	-	-	-	-	-
Forfeiture of nonvested shares	(1,824)	-	-	-	-	-	-	-
Treasury stock purchased and subsequently								-
cancelled	(5,441)	-	(136)	-	-	(136)	-	(136)
Issuance of stock upon exercise of options	53,380	-	896	-	-	896	-	896
Income tax benefit on exercise of options	-	-	224	-	-	224	-	224
Income tax deficiency upon vesting of
restricted shares	-	-	(127)	-	-	(127)	-	(127)
Noncontrolling interests of acquisition	-	-	-	-	-	-	851	851
Share-based compensation	-	-	3,499	-	-	3,499	-	3,499
Balance January 31, 2011	19,540,033	195	347,307	159,709	(5,809)	501,402	2,522	503,924
Net (loss) income	-	-	-	(56,075)	-	(56,075)	2,893	(53,182)
Other comprehensive loss	-	-	-	-	(414)	(414)	-	(414)
Issuance of nonvested shares	193,188	2	(2)	-	-	-	-	-
Forfeiture of nonvested shares	(5,927)	-	-	-	-	-	-	-
Treasury stock purchased and subsequently								-
cancelled	(5,382)	-	(150)	-	-	(150)	-	(150)
Expiration of performance contingent
nonvested shares	(33,251)	-	-	-	-	-	-	-
Issuance of stock upon exercise of options	10,611	-	220	-	-	220	-	220
Income tax benefit on exercise of options	-	-	16	-	-	16	-	16
Income tax deficiency upon vesting of
restricted shares	-	-	(130)	-	-	(130)	-	(130)
Distributions to noncontrolling interest	-	-	-	-	-	-	(2,199)	(2,199)
Share-based compensation	-	-	3,796	-	-	3,796	-	3,796
Balance January 31, 2012	19,699,272	$197	$351,057	$103,634	$(6,223)	$448,665	$3,216	$451,881

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended January 31,
(in thousands)	2012	2011	2010
Cash flow from operating activities:
Net (loss) income	$(53,182)	$31,587	$1,365
Adjustments to reconcile net (loss) income to cash from operations:
Depreciation, depletion and amortization	63,566	53,468	57,679
Deferred income taxes	(18,009)	(115)	(12,968)
Share-based compensation	3,796	3,499	4,841
Share-based compensation excess tax benefit	(16)	(224)	(75)
Equity in earnings of affiliates	(24,647)	(13,153)	(8,198)
Dividends received from affiliates	5,502	4,225	5,098
Gain from disposal of property and equipment	(8,247)	(896)	(147)
Impairment of goodwill and definite-lived intangible assets	97,529	-	-
Impairment of oil and gas properties	-	-	21,642
Non-cash litigation settlement gain	-	-	(2,868)
Changes in current assets and liabilities, (exclusive of effects of acquisitions):
(Increase) decrease in customer receivables	(19,330)	(27,214)	25,951
(Increase) decrease in costs and estimated earnings in excess
of billings on uncompleted contracts	(24,726)	3,164	(4,770)
(Increase) decrease in inventories	(5,882)	(4,004)	6,128
Increase (decrease) in other current assets	(7,180)	(11,200)	4,279
Increase (decrease) in accounts payable and accrued expenses	26,418	27,311	(11,760)
(Decrease) increase in billings in excess of costs and
estimated earnings on uncompleted contracts	(17,646)	1,259	7,845
Other, net	(2,234)	1,173	(87)
Cash provided by operating activities	15,712	68,880	93,955
Cash flow from investing activities:
Additions to property and equipment	(66,952)	(64,329)	(40,561)
Additions to gas transportation facilities and equipment	(109)	(138)	(923)
Additions to oil and gas properties	(3,434)	(2,414)	(2,649)
Additions to mineral interests in oil and gas properties	(331)	(322)	(692)
Acquisition of businesses, net of cash acquired	(8,855)	(16,876)	(13,257)
Proceeds from disposal of property and equipment	14,055	1,664	808
Deposit of cash into restricted accounts	(9,000)	-	-
Release of cash from restricted accounts	12,830	1,156	515
Distribution of restricted cash for prior year acquisitions	(3,830)	(1,156)	(515)
Investment in foreign affiliate	-	(16,150)	-
Payment of cash purchase price adjustments on prior year acquisitions	-	(426)	(1,349)
Proceeds from sale of business	-	4,800	-
Cash used in investing activities	(65,626)	(94,191)	(58,623)
Cash flow from financing activities:
Borrowing under revolving facilities	94,784	3,000	-
Repayments under revolving loan facilities	(47,000)	-	-
Net increase in notes payable	7,366	-	-
Repayments of long term debt	(6,667)	(20,000)	(20,000)
Issuance of common stock upon exercise of stock options	220	896	524
Excess tax benefit on exercise of share-based instruments	16	224	75
Purchases and retirement of treasury stock	(150)	(136)	(113)
Distribution to noncontrolling interest	(2,199)	-	-
Cash provided by (used in) financing activities	46,370	(16,016)	(19,514)
Effects of exchange rate changes on cash	475	1,862	1,467
Net (decrease) increase in cash and cash equivalents	(3,069)	(39,465)	17,285
Cash and cash equivalents at beginning of year	44,985	84,450	67,165
Cash and cash equivalents at end of year	$41,916	$44,985	$84,450

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of Business – Layne Christensen Company and subsidiaries (together, the “Company”) is a global water management, construction and drilling company. The Company operates throughout North America as well as in Africa, Australia, Brazil, and Italy. Its customers include government agencies, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and agribusiness. The Company has ownership interest in certain foreign affiliates operating in South America, with facilities in Chile, Peru, Uruguay and Brazil (see Note 3).

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

Presentation – The Company changed its method of presenting comprehensive income due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  The change in presentation has been applied retrospectively to all periods presented.

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

Foreign Currency Transactions and Translation – The cash flows and financing activities of the Company’s Mexican and African operations are primarily denominated in the U.S. dollar. Accordingly, these operations use the U.S. dollar as their functional currency and measure monetary assets and liabilities at year-end exchange rates while nonmonetary items are measured at historical rates. Income and expense accounts are measured at exchange rates that approximate the weighted average of the prevailing exchange rates in effect during the year, except for depreciation, certain cost of revenues and selling expenses which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated results of operations in the year of occurrence.

Other foreign subsidiaries and affiliates use local currencies as their functional currency. Assets and liabilities have been measured to U.S. dollars at year-end exchange rates. Income and expense items have been translated at exchange rates which approximate the weighted average of the rates prevailing during each year. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss).

Net foreign currency transaction losses for 2012, 2011 and 2010 were $310,000, $458,000 and $802,000, respectively, and are recorded in other income (expense), net in the accompanying consolidated results of operations.

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

Inventories – The Company values inventories at the lower of cost, determined using first-in, first-out (“FIFO”) basis, or market. Allowances are recorded for inventory considered to be excess or obsolete. Inventories consist primarily of finished goods, parts and supplies. Raw materials of $2,536,000 and $2,685,000 were included in inventories in the consolidated balance sheet at January 31, 2012 and 2011, respectively.

Property and Equipment and Related Depreciation – Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $54,989,000, $45,540,000 and $42,059,000 in 2012, 2011 and 2010, respectively. The lives used for the items within each property classification are as follows:

Classification	Years
Buildings	15 - 35
Machinery and equipment	3 - 10
Gas transportation facilities and equipment	15

Oil and Gas Properties and Mineral Interests – The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Capitalized costs are depleted based on units of production. Depletion expense was $4,026,000, $5,652,000 and $13,992,000 in 2012, 2011 and 2010, respectively.

The Company is required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If our net book value of oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Application of the Ceiling Test requires pricing future revenues at the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period to the end of the reporting period, unless prices are defined by contractual arrangements such as fixed-price physical delivery forward sales contracts. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows. See Note 4 for a discussion of the impairment recorded in fiscal 2010.

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

Goodwill – The Company’s impairment evaluation for goodwill is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. The estimated fair value of the reporting unit is generally determined on the basis of discounted future cash flows or a market approach based on guideline public companies and/or corporate transactions observed in the marketplace. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.  See Note 5 for a discussion of the impairments recorded in fiscal 2012.

The assumptions used in the estimates of fair value using a discounted cash flow approach for the first step are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. The more significant assumptions, which are subject to change as a result of changing economic and competitive conditions, are as follows:

•
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

•
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

Intangible Assets – Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from two to 35 years. The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The evaluation is performed by comparing the carrying amount of these assets to their estimated fair value. If the estimated fair value is less than the carrying amount of the intangible assets with indefinite lives, then an impairment charge is recorded to reduce the asset to its estimated fair value. The estimated fair value is generally determined on the basis of discounted future cash flows.

The assumptions used in the estimate of fair value are generally consistent with the past performance of each reporting unit and are also consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions.  See Note 5 for a discussion of the impairments recorded in fiscal 2012.

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

Restricted Deposits – Restricted deposits consist of $3,586,000 escrow funds associated primarily with the acquisitions of Bencor and Wildcat.

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

The Company does not establish an allowance for credit losses on long-term contract unbilled receivables.  Adjustments to unbilled receivables related to credit quality, if they occur, are accounted for as a reduction of revenue.

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

Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at January 31, 2012 and 2011, because of the relatively short maturity of those instruments. See Note 12 for disclosure regarding the fair value of indebtedness of the Company, Note 13 for disclosure regarding the fair value of derivative instruments and Note 14 for other fair value disclosures.

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

Derivatives – The Company periodically enters into hedge contracts, which are recorded at fair value, related to certain forecasted foreign currency costs which are accounted for as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, until the hedged item is recognized in operations. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in operations. In addition, the Company may enter into fixed-price natural gas contracts to manage fluctuations in the price of natural gas. These contracts would result in the Company physically delivering gas, and as a result, are exempt from the requirements of ASC Topic 815 under the normal purchases and sales exception. Accordingly, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts (see Note 13 for disclosure regarding the fair value of derivative instruments). The Company does not enter into derivative financial instruments for speculative or trading purposes.

Supplemental Cash Flow Information –The amounts paid for income taxes, interest and non-cash investing and financing activities were as follows:

	Years Ended January 31,
(in thousands)	2012	2011	2010
Income taxes	$18,616	$20,165	$13,000
Interest	1,795	1,676	2,813
Noncash investing and financing activities:
Land and buildings received for litigation settlement	-	-	2,828
Accrued capital additions	3,537	1,479	2,036
Deferred debt issuance costs	1,716	-	-
Capital lease obligations	300	-	-
Common stock distribution for prior year acquisition	-	-	280

During fiscal year 2012, the Company entered into financing obligations for software licenses amounting to $1,289,000, payable over three years. The associated assets are recorded as other intangible assets, net in the balance sheet.

The Company funded $1,716,000 of debt issuance costs through borrowings under its New Credit Agreement. These costs will be amortized over the life of the credit agreement. See Note 12 for further discussion of the Company’s credit facility agreement.

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

For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws and experience in managing tax audits and relevant GAAP, to determine the amount of tax benefits to recognize in the financial statements. For each uncertain position, the difference between the benefit realized on our tax return and the benefit reflected in the financial statements is recorded as a liability in the consolidated balance sheet. This liability is updated at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities.

Earnings Per Share – Earnings per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. Options to purchase 1,133,211, 421,270 and 453,630 shares have been excluded from weighted average shares in 2012, 2011 and 2010, respectively, as their effect was antidilutive.  A total of 226,919, 49,076 and 67,975 non-vested shares have been excluded from weighted average shares in 2012, 2011 and 2010, respectively, as their effect was antidilutive.

Share-Based Compensation – The Company recognizes the cost of all share-based instruments in the financial statements using a fair-value measurement of compensation expense related to all share-based instruments over the term expected to be benefited by the instrument. As of January 31, 2012, the Company had unrecognized compensation expense of $3,617,000 to be recognized over a weighted average period of 2.5 years. The Company determines the fair value of share-based compensation using the Black-Scholes model.

Unearned compensation expense associated with the issuance of non-vested shares is amortized on a straight-line basis as the restrictions on the stock expire.

Research and Development Costs – Research and development costs charged to expense during 2012, 2011 and 2010 were $1,560,000, $281,000 and $281,000, respectively, and are recorded in selling, general and administrative expenses in the accompanying consolidated results of operations.

Accumulated Other Comprehensive Loss – Accumulated balances, net of income taxes, of accumulated other comprehensive loss were as follows:

(in thousands)	Cumulative Translation Adjustment	Unrealized Loss on Exchange Contracts	Accumulated Other Comprehensive Income (Loss)
Balance January 31, 2010	$(6,004)	$(62)	$(6,066)
Period change, net of income tax	195	62	257
Balance January 31, 2011	(5,809)	-	(5,809)
Period change, net of income tax	(414)	-	(414)
Balance January 31, 2012	$(6,223)	$-	$(6,223)

The changes in the components of other comprehensive (loss) income are reported net of income taxes, as follows:

(in thousands)	Before-Tax Amount	Tax (Expense) Benefit	Net-of-Tax Amount
Fiscal year ended January 31, 2010
Foreign currency translation adjustments	$4,260	$(1,324)	$2,936
Change in unrealized gain on foreign
exchange contracts	56	(22)	34
Change in unrecognized pension liability	367	650	1,017
Other comprehensive income	4,683	(696)	3,987

Fiscal year ended January 31, 2011
Foreign currency translation adjustments	221	(26)	195
Change in unrealized gain on foreign
exchange contracts	102	(40)	62
Other comprehensive income	323	(66)	257

Fiscal year ended January 31, 2012
Foreign currency translation adjustments	(306)	(108)	(414)
Other comprehensive loss	$(306)	$(108)	$(414)

(2) Acquisitions

Fiscal Year 2012

On February 28, 2011, the Company acquired the Kansas and Colorado cured-in-place pipe (“CIPP”) operations of Wildcat Civil Services (“Wildcat”), a sewer rehabilitation contractor. The acquisition will further the Company’s expansion and geographic reach of its Inliner Division westward. The aggregate purchase price for Wildcat of $8,855,000 was comprised of cash ($442,000 of which was placed in escrow to secure certain representations, warranties and indemnifications).

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

The $2,318,000 of goodwill was assigned to the Water Infrastructure Division. The purchase price in excess of the value of Wildcat’s net assets reflects the strategic value the Company placed on the business. The Company believed it would benefit from synergies as these acquired operations were integrated with the Company’s existing operations. Goodwill associated with the acquisition is expected to be deductible for tax purposes.

In fiscal 2012, the Company changed the structure of its reporting segments and reallocated goodwill to the new reporting units based on the relative fair value of each reporting unit as of December 31, 2011. See Note 5 for further discussion of the change in reporting segments and the reallocation of goodwill.

The results of operations for the acquired entity have been included in the Company’s consolidated statements of income commencing on the closing date. Wildcat contributed revenues and loss before income taxes to the Company for the period from February 28, 2011 to January 31, 2012, of $14,207,000 and $925,000. Pro forma amounts related to Wildcat for prior periods have not been presented because the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.

Fiscal Year 2011

The Company completed three acquisitions during fiscal 2011 as described below:

•
On July 15, 2010, the Company acquired a 50% interest in Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). Diberil, with operations in Sao Paulo, Brazil, and Montevideo, Uruguay, is one of the largest providers of specialty foundation and specialized marine geotechnical services in South America and will expand our geoconstruction capabilities into these geographic markets. The Company accounts for Diberil as an equity method investment (see Note 3).

•
On July 27, 2010, the Company acquired certain assets of Intevras Technologies, LLC (“Intevras”), a Texas based company focused on the treatment, filtration, handling and evaporative crystallization and disposal of industrial wastewaters, which expanded the Company’s offerings in the industrial water market.

•
On October 22, 2010, the Company purchased 100% of the outstanding stock of Bencor Corporation of America – Foundation Specialist (“Bencor”), a leading contractor in foundation and underground engineering, which complemented and expanded the Company’s geoconstruction capabilities.

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

In addition to the Intevras cash purchase price, there is contingent consideration up to a maximum of $10,000,000 (the “Intevras Earnout Amount”), which is based on a percentage of revenues earned on Intevras products and fixed amounts per barrel of water treated by Intevras products during the 60 months following the acquisition. In accordance with accounting guidance, the Company treated the Intevras Earnout Amount as contingent consideration and estimated the liability at fair value as of the acquisition date and included such consideration as a component of total purchase price as noted above. The potential undiscounted amount of all future payments that the Company could be required to make under the agreement is between $0 and $10,000,000. The fair value of the contingent consideration arrangement of $1,100,000 was estimated by applying a market approach. That measure is based on significant inputs that are not observable in the market, also referred to as Level 3 inputs. Key assumptions include a discount rate of 41.2% and an estimated level of annual revenues of Intevras ranging from $1,500,000 to $6,100,000.  During fiscal year 2012, we reassessed the Intevras Earnout Amount to be paid in the future to $541,000.

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
Noncontrolling interest
in subsidiary of Bencor	-	(851)	(851)
Total purchase price	$6,600	$32,073	$38,673

The intangible assets of Intevras consist of patents valued at $3,840,000 with a weighted average useful life of nine years and a trade name valued at $200,000 with a useful life of ten years. The intangible assets of Bencor consist of customer backlog valued at $3,220,000 with a weighted average useful life of 18 months, a trade name valued at $1,140,000 with a useful life of ten years and non-compete agreements valued at $680,000 with a useful life of six years. The $10,420,000 of aggregate goodwill was assigned to the Water Infrastructure Division. The purchase prices in excess of the value of Intevras’ and Bencor’s net assets reflect the strategic value the Company placed on the businesses. The Company believed it would benefit from synergies as these acquired businesses were integrated with the Company’s existing operations. Goodwill associated with the Intevras acquisition is expected to be deductible for tax purposes. Goodwill associated with the Bencor acquisition is not deductible for tax purposes.

In fiscal 2012, the Company changed the structure of its reporting segments and reallocated goodwill to the new reporting units based on the relative fair value of each reporting unit as of December 31, 2011. See Note 5 for further discussion of the change in reporting segments and the reallocation of goodwill.

The results of operations of the acquired entities have been included in the Company’s consolidated results of operations commencing on the closing date. Bencor contributed revenues and income before income taxes to the Company for the period from October 22, 2010, through January 31, 2011, of $20,839,000 and $8,214,000, respectively.

Fiscal year 2011 revenue and income before income taxes for Intevras since its closing date were not significant. Pro forma amounts related to Intevras for prior periods have not been presented because the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.

Assuming Bencor had been acquired at the beginning of each period, the unaudited pro forma consolidated revenues, net income and net income per share of the Company would be as follows:

	Years Ended January 31,
	(unaudited)
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

In addition to the above acquisitions, the Company paid $426,000 as contingent earnout consideration on prior year acquisitions. On November 30, 2007, the Company acquired certain assets and liabilities of SolmeteX, Inc. (“SolmeteX”), a water and wastewater research and development business and supplier of wastewater filtration products to the dental market. In addition to the initial purchase price, there was contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which was based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Amounts paid pursuant to the SolmeteX Earnout Amount were accounted for as additional purchase consideration. The contingent earnout consideration earned by SolmeteX was $689,000, $426,000 of which was paid in fiscal 2011 and the remainder paid in previous years.

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

The identifiable intangible assets associated with Meadow consist of non-compete agreements valued at $25,000 and have a weighted average life of three years. The identifiable intangible assets associated with MCL consist of design efficiencies that provide a margin advantage over competitors valued at $164,000 and have a weighted average life of five years. The $858,000 of aggregate goodwill was assigned to the Water Infrastructure Group and is expected to be deductible for tax purposes. In fiscal 2012, the Company changed the structure of its reporting segments and reallocated goodwill to the new reporting segments based on the relative fair value of each reporting segment as of December 31, 2011. See Note 1 and Note 5 for further discussion of the change in reporting segments and the reallocation of goodwill.

The results of operations of the acquired entities have been included in the Company’s consolidated results of operations commencing with the respective closing dates. Hailey contributed revenues and income before income taxes to the Company for the period from October 30, 2009, through January 31, 2010, of $11,581,000 and $149,000, respectively. Fiscal year 2010 revenue and income before income taxes for Meadow and MCL, since their respective closing dates, were not significant.

Pro forma amounts related to Meadow and MCL for periods prior to the acquisitions have not been presented since the acquisitions would not have had a significant effect on the Company’s consolidated revenues or net income. Assuming Hailey had been acquired as of the beginning of fiscal 2010, the unaudited pro forma consolidated revenues, net income and net income per share would be as follows:

Year Ended
January 31, 2010
(in thousands, except per share data)	(unaudited)
Revenues	$920,792

Net income	3,454

Basic income per share	$0.18
Diluted income per share	$0.18

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

The Company’s investments in affiliates are carried at the fair value of the investment considered at the date acquired, plus the Company’s equity in undistributed earnings from that date. These affiliates, other than Diberil, generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies. A summary of affiliates and percentages owned are as follows as of January 31, 2012:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates as of January 31, 2012, 2011 and 2010, and for the years then ended, was as follows:

	As of and Years Ended January 31,
(in thousands)	2012	2011	2010
Balance sheet data:
Current assets	$212,066	$148,069	$96,509
Noncurrent assets	109,868	84,622	62,484
Current liabilities	131,622	86,051	49,044
Noncurrent liabilities	16,529	14,951	11,748
Income statement data:
Revenues	449,599	329,932	227,642
Gross profit	118,658	67,545	41,701
Operating income	76,520	39,191	23,115
Net income	54,856	29,768	16,841

The Company had no significant transactions or balances with its affiliates that resulted in amounts being included in the Consolidated Financial Statements as of January 31, 2012, 2011 and 2010, and for the years then ended.

The Company’s equity in undistributed earnings of the affiliates totaled $57,633,000, $38,358,000 and $29,428,000 as of January 31, 2012, 2011 and 2010, respectively.

(4) Impairment of Oil and Gas Properties

As of the end of each reporting period, the Company is required to assess the carrying value of its oil and gas properties under guidelines of the SEC, as more fully described in Note 1 (“the Ceiling Test”). Gas prices per Mcf used in the determinations as of January 31, 2012, 2011 and 2010, were $3.82, $3.94 and $3.24, respectively. As a result of the Ceiling Test, we recorded an impairment of our oil and gas properties of $21,642,000 in fiscal 2010. The impairment was based on a gas price of $2.89 per Mcf. There were no such impairments in fiscal year 2012 and 2011.

(5) Other Intangible Assets and Goodwill

Other Intangible Assets

During the fourth quarter of fiscal 2012, due to a change in corporate strategy to emphasize the Layne name for all the Company’s services worldwide, we decided to cease using certain trade names. The Company recorded an impairment charge of $9,352,000 related to those trade names.

Additionally, due to significant underperformance of certain water treatment businesses, we assessed certain of our definite-lived intangible assets’ book value and recorded an impairment charge of $2,017,000.

Other intangible assets consisted of the following as of January 31:

	2012				2011
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Impairment	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$20,302	$(4,855)	$(9,352)	14	$20,302	$(3,896)	28
Customer/contract-related	2,340	(1,526)	-	2	3,220	(488)	1
Patents	6,633	(1,372)	(2,017)	12	6,992	(1,155)	12
Non-competition agreements	705	(165)	-	6	1,144	(454)	6
Other	2,449	(876)	-	13	2,754	(1,966)	13
Total intangible assets	$32,429	$(8,794)	$(11,369)		$34,412	$(7,959)

Total amortization expense for other intangible assets was $4,108,000, $2,276,000 and $1,542,000 in 2012, 2011 and 2010, respectively. Amortization expense for the subsequent five fiscal years is estimated as follows:

(in thousands)	Amount
2013	$2,433
2014	1,617
2015	1,325
2016	1,155
2017	1,118

Goodwill

During the fourth quarter of fiscal 2012, the Company changed its reporting segments in connection with the transition to new leadership, reporting relationships and our new One Layne strategy. This resulted in a change in its reporting units used for testing goodwill for impairment. The Company previously reported results of operations under three reporting segments including the Water Infrastructure Division, Mineral Exploration Division and Energy Division. Our reporting units under the prior segment structure were Water Resources, Reynolds, Geoconstruction, Mineral Exploration and Energy.  Our new reporting segments, which are the same as our reporting units, are the Water Resources Division, Inliner Division, Heavy Civil Division, Geoconstruction Division, Mineral Exploration Division and Energy Division. As a result of the change in reporting segments and units, goodwill was reallocated within the affected reporting units based on the relative fair value of the affected reporting units as of the date of the realignment.

During the fourth quarter of fiscal 2012, in connection with the annual goodwill impairment test and as a result of the on-going weakness in municipal spending due to the poor economic environment, changes in corporate strategy and the revision of its reporting units and segments and declining natural gas prices, the Company reassessed its estimates of the fair value of its reporting units. These circumstances indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our goodwill to determine if the book value exceeded its fair value. As a result of this assessment, we determined that the book value of goodwill exceeded its fair value and we recorded an impairment charge of $86,160,000. Of this charge, $17,084,000 related to the Water Resources Division, $23,130,000 to the Inliner Division, $44,551,000 to the Heavy Civil Division, $950,000 to the Energy Division and $445,000 to our other businesses.

The carrying amount of goodwill attributed to each reporting segment was as follows:

(in thousands)	Original Water Infrastructure	Water Resources*	Inliner*	Heavy Civil*	Geoconstruction*	Mineral Exploration	Energy	Other*	Total
Balance January 31, 2010	$91,582	$-	$-	$-	$-	$-	$950	$-	$92,532
Additions	10,846	-	-	-	-	-	-	-	10,846
Balance January 31, 2011	102,428	-	-	-	-	-	950	-	103,378
Additions	2,318	-	-	-	-	-	-	-	2,318
Reallocation	(104,746)	17,084	32,045	44,551	10,621	-	-	445	-
Impairment of goodwill	-	(17,084)	(23,130)	(44,551)	-	-	(950)	(445)	(86,160)
Balance January 31, 2012	$-	$-	$8,915	$-	$10,621	$-	$-	$-	$19,536
Accumulated goodwill
impairment losses	$-	$(17,084)	$(23,130)	$(44,551)	$-	$(20,225)	$(950)	$(445)	$(106,385)

*Previously aggregated into the original Water Infrastructure segment.

Goodwill expected to be tax deductible as of January 31, 2012 and 2011 was $1,534,000 and $22,089,000, respectively.

(6) Litigation Settlement Gains

In fiscal 2000, the Company initiated litigation against a former owner of a subsidiary and associated partners. The action stemmed from alleged competition in violation of non-competition agreements, and sought damages for lost profits and recovery of legal expenses. During fiscal 2010, the Company entered into an agreement whereby it received certain land and buildings in settlement of these claims. The settlement was valued at $2,828,000, based on management’s estimate of the fair market value of the land and buildings received considering current market conditions and information provided by a third party appraisal.

In fiscal 2008, the Company initiated litigation against former officers of a subsidiary and associated energy production companies. During September 2008, the Company entered into a settlement agreement whereby it received certain payments over a period through September 2009. Payment of $667,000 was received during the year ended January 31, 2010, net of contingent attorney fees.

(7) Other Income

Other income consisted of the following:

	Years Ended January 31,
(in thousands)	2012	2011	2010
Gain from disposal of property and equipment	$8,247	$896	$147
Gain on sale of investment securities	996	-	-
Interest income	196	201	458
Currency exchange loss	(310)	(458)	(802)
Other	503	(124)	396
Total	$9,632	$515	$199

On March 21, 2011, the Company sold its operating facility in Fontana, California, with the intent of acquiring and relocating to a new facility. In the interim until a new facility could be purchased, the Company entered into a leasehold agreement of the existing facility. The total gain on the sale of the facility was $6,354,000, of which $1,379,000 was deferred to match the expected lease payments under the leasehold agreement. The deferred gain will be recognized over the 36 month term of the lease. The Company recognized $421,000 of the deferred gain during the fiscal year ended January 31, 2012.

 During fiscal 2012, the Company recognized a gain of $996,000 on the sale of certain investment securities in Australia. The securities were received in settlement of previously written off accounts receivable.

(8) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:

	As of January 31,
(in thousands)	2012	2011
Cost incurred on uncompleted contracts	$1,286,453	$1,190,800
Estimated earnings	291,258	255,412
	1,577,711	1,446,212
Less: Billing to date	1,502,330	1,413,203
Total	$75,381	$33,009

Included in accompanying balance sheets
under the following captions:
Costs and estimated earnings in excess
of billing on uncompleted contracts	$107,295	$82,569
Billings in excess of costs and estimated
earnings on uncompleted contracts	(31,914)	(49,560)
Total	$75,381	$33,009

The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2012 and 2011, the Company held unbilled contract retainage amounts of $25,134,000 and $35,351,000, respectively.

(9) Income Taxes

Income (loss) before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2012	2011	2010
Domestic	$(96,397)	$14,968	$1,651
Foreign	52,441	39,200	4,807
Total	$(43,956)	$54,168	$6,458

Components of income tax expense were as follows:

	Years Ended January 31,
(in thousands)	2012	2011	2010
Currently due:
U.S. federal	$5,242	$6,957	$10,226
State and local	1,644	2,460	3,044
Foreign	20,349	13,279	5,895
	27,235	22,696	19,165
Deferred:
U.S. federal	(15,683)	(189)	(11,933)
State and local	(3,587)	(360)	(2,459)
Foreign	1,261	434	320
	(18,009)	(115)	(14,072)

Total	$9,226	$22,581	$5,093

Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company’s assets and liabilities. The sources of these differences and their cumulative tax effects were as follows as of January 31:

	2012			2011
(in thousands)	Assets	Liabilities	Total	Assets	Liabilities	Total
Contract income	$2,002	$-	$2,002	$1,097	$-	$1,097
Inventories	1,132	(338)	794	1,625	(399)	1,226
Accrued insurance	3,502	-	3,502	3,680	-	3,680
Other accrued liabilities	4,967	-	4,967	3,774	-	3,774
Prepaid expenses	-	(950)	(950)	-	(951)	(951)
Bad debts	3,137	-	3,137	3,355	-	3,355
Employee compensation	8,149	-	8,149	8,194	-	8,194
Other	465	(172)	293	543	(94)	449
Total current	23,354	(1,460)	21,894	22,268	(1,444)	20,824
Cumulative translation adjustment	4,049	-	4,049	4,158	-	4,158
Buildings, machinery and equipment	307	(21,939)	(21,632)	283	(26,155)	(25,872)
Gas transportation facilities and equipment	-	(7,992)	(7,992)	-	(8,199)	(8,199)
Mineral interests and oil and gas properties	-	(1,428)	(1,428)	-	(5)	(5)
Intangible assets	1,448	(2,067)	(619)	625	(6,743)	(6,118)
Tax deductible goodwill	6,163	-	6,163	-	(886)	(886)
Accrued insurance	5,148	-	5,148	4,460	-	4,460
Retirement benefits	1,776	-	1,776	1,334	-	1,334
Share-based compensation	5,367	-	5,367	4,318	-	4,318
Tax loss carry forward	1,584	-	1,584	1,365	-	1,365
Foreign tax credit carry forward	9,500	-	9,500	4,500	-	4,500
Unremitted foreign earnings	-	(3,087)	(3,087)	-	(2,324)	(2,324)
Other	2,372	-	2,372	2,553	(200)	2,353
Total noncurrent	37,714	(36,513)	1,201	23,596	(44,512)	(20,916)
Valuation allowance	(11,084)	-	(11,084)	(5,865)	-	(5,865)
Total	$49,984	$(37,973)	$12,011	$39,999	$(45,956)	$(5,957)

The Company’s deferred tax assets are more likely than not to be realized with the exception of certain Canadian net operating losses and foreign tax credit carryovers as we cannot forecast sufficient future Canadian income or foreign source income to realize these deferred tax assets. The valuation allowance has been provided on those carryovers. The Canadian loss carryovers expire in varying amounts if not used between 2030 and 2032, and the U.S. foreign tax credit carryovers expire in varying amounts if not used between 2018 and 2022.

As of January 31, 2012, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $69,500,000 for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

Deferred income taxes were provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.

A reconciliation of the total income tax expense to the statutory federal rate is as follows for the years ended January 31:

	2012			2011		2010
(in thousands)	Amount	Effective Rate		Amount	Effective Rate	Amount	Effective Rate
Income tax at statutory rate	$(15,385)	35.0%		$18,958	35.0%	$2,260	35.0%
State income tax, net	(1,263)	2.9		1,365	2.5	380	5.9
Difference in tax expense resulting from:
Nondeductible goodwill impairment	22,501	(51.2)		-	-	-	-
Nondeductible expenses	1,258	(2.9)		1,080	2.0	793	12.3
Taxes on foreign affiliates	(7,141)	16.2		(4,106)	(7.6)	(1,565)	(24.2)
Taxes on foreign operations	10,192	(23.1)		7,833	14.5	4,642	71.9
Cash surrender value of life insurance	87	(0.2)		(260)	(0.5)	(362)	(5.6)
Qualified production activity deduction	(662)	1.5		(980)	(1.8)	(495)	(7.7)
Other	(361)	0.8		(1,309)	(2.4)	(560)	(8.7)
Total	$9,226	(21.0	) %	$22,581	41.7%	$5,093	78.9%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2012	2011	2010
Balance, beginning of year	$12,016	$9,312	$7,612
Additions based on tax positions related to current year	2,534	1,734	1,583
Additions for tax positions of prior years	637	1,051	790
Additions related to acquired subsidiaries	-	982	-
Impact of changes in exchange rate	130	265	626
Settlement with tax authorities	(1,070)	(46)	(271)
Reductions for tax positions of prior years	(214)	(13)	(307)
Reductions due to the lapse of statutes of limitation	(711)	(1,269)	(721)
Balance, end of year	$13,322	$12,016	$9,312

Substantially all of the unrecognized tax benefits recorded would affect the effective rate if recognized. It is expected that the amount of unrecognized tax benefits will change during the next year; however, the Company does not expect the change to have a significant impact on its results of operations or financial position.

The Company classifies interest and penalties related to income taxes as a component of income tax expense. As of January 31, 2012, 2011 and 2010, the Company had $6,810,000, $5,251,000 and $3,686,000, respectively, of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties increased $1,559,000, $1,565,000 and $814,000 during the years ended January 31, 2012, 2011 and 2010, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions. During the tax year ended January 31, 2012, the statute of limitations expired for the tax year ended January 31, 2008. The tax years ended January 31, 2009, 2010, 2011 and 2012 are open to examination by the IRS. The Company has one state examination currently in progress.

The Company files tax returns in the foreign jurisdictions where it operates. The returns are subject to examination and income tax examinations may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally the tax years 2007 through 2012 remain open to examination.

(10) Operating Lease and Assets Retirement Obligations

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year from January 31, 2012, are as follows:

(in thousands)	Operating Leases
2013	$8,890
2014	6,128
2015	2,276
2016	750
2017	141
Minimum lease payments	$18,185

The Company’s operating leases are primarily for light and medium duty trucks and other equipment. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $28,924,000, $29,106,000 and $28,816,000 in 2012, 2011 and 2010, respectively.

Asset retirement obligations consist of the estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. An asset retirement obligation and the related asset retirement cost are recorded when a well is drilled and completed. The asset retirement cost is determined based on the expected costs to complete the reclamation at the end of the well’s economic life, discounted to its present value using a credit adjusted risk-free-rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected in the consolidated results of operations as depreciation, depletion and amortization. Asset retirement costs are capitalized as part of oil and gas properties and depleted accordingly.

Asset retirement obligations recorded in other long-term liabilities as of January 31, 2012, 2011 and 2010 were as follows:

(in thousands)	January 31, 2012	January 31, 2011	January 31, 2010
Beginning asset retirement obligation	$1,667	$1,498	$1,305
Liabilities incurred during year	63	71	106
Liabilities settled during year	-	-	-
Accretion expense	105	98	87
Ending asset retirement obligation	$1,835	$1,667	$1,498

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

On January 29, 2010, the Company terminated the plan and distributed $10,054,000 to an annuity provider and fulfilled the remaining obligations for approximately $300,000 in cash. These distributions triggered a settlement under guidance within ASC Topic 715 “Compensation – Retirement Benefits” (“ASC Topic 715”), and resulted in a recognized settlement loss of $4,980,000 in fiscal 2010.Net periodic pension cost for fiscal 2010 included the following components:

Year Ended
(in thousands)	January 31, 2010
Service costs and expenses	$86
Interest cost	475
Expected return on assets	(268)
Net amortization	104
Settlement loss	4,980
Net periodic pension cost	$5,377

The weighted average assumptions used to determine the benefit obligation and the net periodic pension cost for fiscal 2010, were as follows:

Year Ended
January 31, 2010
Discount rate	6.92%
Expected long-term return on plan assets	3.5%
Expected return on assets	Smoothed value

The estimated long-term rate of return on assets was developed based on the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. Benefit level assumptions for 2010 were based on fixed amounts per year of credited service.

The Company also provides supplemental retirement benefits to its former chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of his defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. The amount recognized in the Company’s consolidated balance sheets at January 31, 2012 and 2011, were $4,553,000 and $3,420,000, respectively. Net periodic pension cost of the supplemental retirement benefits for 2012, 2011 and 2010 included the following components:

	As of January 31,
(in thousands)	2012	2011	2010
Service cost	$947	$349	$291
Interest cost	186	172	176
Net periodic pension cost	$1,133	$521	$467

The increase in service costs in fiscal 2012 was due to a change in actuarial assumptions in connection with the planned retirement of the Company’s former chief executive officer on January 31, 2012. Payments totaling $339,000 annually will commence in August 2012.

The Company’s salaried and certain hourly employees participate in Company sponsored, defined contribution plans. Total expense for the Company’s portion of these plans was $4,107,000, $4,347,000 and $3,920,000 in 2012, 2011 and 2010, respectively.

The Company has a deferred compensation plan for certain management employees. Participants may elect to defer up to 25% of their salaries and up to 50% of their bonuses to the plan. Company matching contributions, and the vesting period of those contributions, are established at the discretion of the Company. Employee deferrals are vested at all times. The total amount deferred, including Company matching, for 2012, 2011 and 2010 was $1,974,000, $1,499,000 and $1,658,000, respectively. The total liability for deferred compensation was $11,201,000 and $9,388,000 as of January 31, 2012 and 2011, respectively.

The Company contributes to 29 multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•
if the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

In accordance with new accounting guidance the Company evaluated each of its multiemployer plans to determine if any were individually significant to the Company. The evaluation was based on the following criteria:

•	the Company’s total employees participating in the multiemployer plan compared to the total employees covered by the plan;

•	the Company’s total contributions to the multiemployer plan as a percentage of the total contributions to the plan by all participating employers; and

•
the amount of potential liability that could be incurred due to the Company’s withdrawal from the multiemployer plan, underfunded status of the plan or other participating employers’ withdrawal from the plan.

As of January 31, 2012, 2011 and 2010 the Company did not participate in multiemployer plans that would be considered individually significant.

The Company makes contributions to these plans equal to the amounts accrued for pension expense. Total contributions and union pension expense for these plans was $3,133,000, $3,568,000 and $3,427,000 in 2012, 2011 and 2010, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

(12) Indebtedness

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

On July 8, 2011, the Company entered into a new private shelf agreement (the “Shelf Agreement”) whereby it can issue $150,000,000 in unsecured notes. The Shelf Agreement extends to July 8, 2021 and replaces the prior Master Shelf Agreement. No unsecured notes have been issued under the new Shelf Agreement as of January 31, 2012.

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

The New Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.25% to 2.25%, or a base rate as defined in the New Credit Agreement, plus up to 1.25%, each depending on the Company’s leverage ratio. On January 31, 2012, there were letters of credit of $18,783,000 and borrowings of $52,500,000 outstanding on the New Credit Agreement resulting in available capacity of $228,717,000.  The weighted average interest rate on the borrowings outstanding as of January 31, 2012 was 1.6%.

The Company’s Shelf Agreement and New Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are a fixed charge coverage ratio and a maximum leverage. Covenant levels and definitions are consistent between the Shelf Agreement and the New Credit Agreement. The Company was in compliance with its covenants as of January 31, 2012, and expects to remain in compliance through the term of the agreements.

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

As of January 31, 2012 and 2011, the Company’s actual and required covenant levels under the existing agreements were as follows:

	Actual	Required	Actual	Required
(in thousands, except for ratio data)	2012	2012	2011	2011
Minimum fixed charge coverage ratio	2.98	1.50	2.58	1.50
Maximum leverage ratio	0.78	3.00	0.21	3.00

Maximum borrowings outstanding under the Company’s credit agreements during 2012 and 2011 were $71,667,000 and $26,667,000, respectively, and the average outstanding borrowings were $49,444,000 and $18,167,000, respectively. The weighted average interest rates, including amortization of loan costs, were 3.3% and 7.3%, respectively.

Loan costs incurred for securing long-term financing are amortized using a method that approximates the effective interest method over the term of the respective loan agreement. Amortization of these costs for 2012, 2011 and 2010 were $442,000, $167,000 and $170,000, respectively. Amortization of loan costs is included in interest expense in the consolidated results of operations.

As of January 31, 2012, the Company had outstanding notes payable of $7,366,000. These notes bear interest at rates varying from 2.5% to 4.8% and were issued under short-term unsecured borrowing arrangements at a wholly owned subsidiary. The notes have stated maturities of less than one year, but are repayable on demand at the option of either the Company or the lender. Average borrowings for 2012 were approximately $6,759,000.

Debt outstanding as of January 31, 2012 and 2011, whose carrying value approximates fair market value, was as follows:

	January 31,	January 31,
(in thousands)	2012	2011
Credit agreement	$52,500	$3,000
Capital lease obligations	300	-
Senior notes	-	6,667
Short-term notes payable	7,366	-
Total debt	60,166	9,667
Less notes payable and current maturities of long-term debt	(7,450)	(9,667)
Total long-term debt	$52,716	$-

As of January 31, 2012, debt outstanding will mature by fiscal year as follows:

(in thousands)	Notes Payable	Credit Agreement	Capital Lease Obligations	Total
2013	$7,366	$-	$84	$7,450
2014	-	-	80	80
2015	-	-	82	82
2016	-	-	54	54
2017	-	52,500	-	52,500

 (13) Derivatives

The Company’s Energy Division is exposed to fluctuations in the price of natural gas and periodically enters into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production, if available at attractive prices. As of January 31, 2012 and 2011 the Company held no such contracts.

The Company has entered into physical delivery contracts in order to facilitate normal recurring sales with our natural gas purchasing counterparty. As of January 31, 2012, the Company had committed to deliver a total of 662,000 million British Thermal Units (“MMBtu”) of natural gas through March 2012. The contract price resets daily based on a weighted average price of the reported trades for deliveries on the following day.

The Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of January 31, 2012 and 2011 the Company held no such contracts.

(14) Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in the valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The three levels of the hierarchy are as follows:

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

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value, which include restricted deposits held in acquisition escrow accounts and contingent earnout of acquired businesses, are presented below as of January 31, 2012 and 2011:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
January 31, 2012
Financial Assets:
Restricted deposits held at fair value	$3,586	$3,586	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$541	$-	$-	$541

January 31, 2011
Financial Assets:
Restricted deposits held at fair value	$6,967	$6,967	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$1,100	$-	$-	$1,100

(1)
The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach.  Key assumptions include a discount rate of 41.2% and annual revenues of acquired businesses ranging from $1,500,000 to $6,100,000 over the life of the earnout.

(15) Stock and Stock Option Plans

The Company had previously adopted a Rights Agreement whereby the Company authorized and declared a dividend of one preferred share purchase right (“Right”) for each outstanding common share of the Company. The Rights Agreement expired in October 2011 and was not renewed.

The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2012, there were 846,691 shares which remain available to be granted under the plan as stock options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. In the years ended January 31, 2012 and 2011, the Company purchased and subsequently cancelled 5,382 and 5,441, respectively, shares of stock related to settlement of withholding obligations.

The Company recognized $3,796,000, $3,499,000 and $4,841,000 of compensation cost for share-based plans for the years ended January 31, 2012, 2011 and 2010, respectively. Of these amounts, $1,655,000, $1,057,000 and $603,000, respectively, related to non-vested stock. The total income tax benefit recognized for share-based compensation arrangements was $1,480,000, $1,365,000 and $1,888,000 for the years ended January 31, 2012, 2011 and 2010, respectively.

Stock option transactions for fiscal 2012, 2011 and 2010 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2009	741,441	$27.44
Granted	316,945	17.96
Exercised	(32,159)	16.29		$384
Outstanding at January 31, 2010	1,026,227	24.86
Granted	88,011	27.72
Exercised	(53,380)	16.78		757
Forfeited	(29,384)	31.01
Outstanding at January 31, 2011	1,031,474	25.34
Granted	123,144	32.49
Exercised	(10,611)	20.77		122
Forfeited	(10,796)	29.57
Outstanding at January 31, 2012	1,133,211	26.12	5.8	2,244

Exercisable at January 31, 2010	596,145	25.81
Exercisable at January 31, 2011	693,587	26.23
Exercisable at January 31, 2012	860,756	26.11	5.0	1,710

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The options have contractual terms of 10 years from the date of grant and generally vest ratably over periods of one month to five years. All options outstanding are expected to vest. Certain option awards provide for accelerated vesting if there is a change of control (as defined in the plans) and for equitable adjustments in the event of changes in the Company’s equity structure.

The fair value of options at date of grant was estimated using the Black-Scholes option valuation model that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock price. The Company uses historical data to estimate expected term and employee termination within the valuation model. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value at the date of grant for options granted during fiscal 2012, 2011 and 2010 was $18.70, $16.08 and $9.92, respectively.

	Years Ended January 31,
Assumptions:	2012	2011	2010
Weighted-average expected volatility	65%	65%	62%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.94%	2.43%	2.14%
Expected term (in years)	5.4	5.4	5.3

Non-vested share transactions for fiscal 2012, 2011 and 2010 were as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2009	89,809	$40.48
Granted	12,771	17.79
Vested	(23,244)	42.51
Nonvested stock at January 31, 2010	79,336	36.23
Granted	58,709	27.42
Vested	(28,436)	32.91
Forfeited	(1,824)	40.54
Nonvested stock at January 31, 2011	107,785	32.24
Granted	193,188	30.67
Vested	(34,876)	35.48
Canceled	(33,251)	35.71
Forfeited	(5,927)	30.43
Nonvested stock at January 31, 2012	226,919	29.94	$5,274

All nonvested stock awards are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Certain nonvested stock awards vest based upon the Company meeting various performance goals. Certain non-vested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) and for equitable adjustments in the event of changes in the Company’s equity structure.

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

In connection with the Company updating its Foreign Corrupt Practices Act ("FCPA") policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by the Company to agents and other third parties interacting with government officials in certain countries in Africa. The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. The internal investigation has found documents and information suggesting that improper payments, which may violate the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of the Company to third parties interacting with government officials in Africa relating to the payment of taxes, the importing of equipment and the employment of expatriates. We have made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the Securities and Exchange Commission ("SEC") regarding the results of our investigation and we are cooperating with the DOJ and the SEC in connection with their review of the matter.

In February 2012, we held preliminary discussions with the DOJ and SEC regarding the potential resolution of this matter. The discussions with the government are at an early stage, and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company. As of January 31, 2012, the Company accrued a $3,715,000 liability representing the Company's initial estimate, based on, among other things, the results of its own internal investigation and an analysis of recent and similar FCPA settlements, of the amount that it may be required to disgorge to the SEC in estimated benefits, plus interest thereon. The SEC and DOJ have requested that the Company perform additional analysis regarding the estimated benefits that the Company may have received, or intended to receive and interest from the payments in question. Accordingly, no assurance is made or can be given that the government will accept this estimated disgorgement and interest amount. Investors are cautioned to not rely upon the presently accrued liability as accurately reflecting the ultimate amount that the Company may be required to pay as disgorgement and interest thereon.

In addition to the ultimate liability for disgorgement and related interest, the Company believes that it could be further liable for fines and penalties as part of any settlement. At this time, the Company is not able to reasonably estimate the amount of any fine or penalty that it may have to pay as a part of any possible settlement. Furthermore, the Company cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government were to litigate the matter. As such, based on the information available at this time any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government. The amount of the actual liability for any fines, penalties, disgorgement or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date.

The Company is involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of the Company’s business. The Company believes that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows.

(17) Segments and Foreign Operations

The Company is a global solutions provider to the world of essential natural resources – water, minerals and energy. Management defines the Company’s operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the offices’ own division. For example, if a Mineral Exploration Division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration Division rather than the Water Resources Division.

During fiscal 2012, the Company changed its reporting segments in connection with the transition to new leadership, reporting relationships and our new One Layne strategy. The Company previously reported segment information under three reporting segments including the Water Infrastructure Group, Mineral Exploration Division and Energy Division. The Company’s new reporting segments include the Water Resources Division, Inliner Division, Heavy Civil Division, Geoconstruction Division, Mineral Exploration Division and Energy Division. The reporting segment information for prior periods has been recast to match the new reporting segment structure. The Company’s segments are defined as follows:

Water Resources Division

The Water Resources Division provides every aspect of water supply system development and technology, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. The division also brings new technologies to the water and wastewater markets and offers water treatment equipment engineering services, which supports the Company’s historic municipal business, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. The Water Resources Division provides water systems and services in most regions of the U.S.

Inliner Division

The Inliner Division provides a diverse range of wastewater pipeline and structure rehabilitation services with a focus on our proprietary Inliner® cured-in-place pipe (“CIPP”) which allows us to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. While we focus on CIPP efforts, we also provide a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and a variety of products for structure rebuilding and coating.

Heavy Civil Division

The Heavy Civil Division provides and oversees the design and construction of water and wastewater treatment plants, as well as pipeline installation. In addition, this division designs and builds integrated water supply and wastewater treatment facilities and provides filter media and membranes. These services are also provided in connection with collector wells, surface water intakes, pumping stations and groundwater pump stations. We also design and construct biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource.

Geoconstruction Division

The Geoconstruction Division provides specialized foundation construction services that are focused primarily on soil stabilization and subterranean structural support during the construction of dams/levees, tunnels, shafts, water lines, subways, highways and marine facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, vibratory ground improvement and installation of ground anchors.

Mineral Exploration Division

The Mineral Exploration Division conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Global mining companies hire us to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development. We help them determine if there is a minable mineral deposit on the site, assess whether it will be economical to mine and to assist in mapping the mine layout. Our primary markets are in the western U.S., Mexico, Australia, Brazil and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our primary presence in this market.

Energy Division

The Energy Division focuses on the exploration and production of oil and gas properties, primarily concentrating on projects in the mid-continent region of the United States.

Other

Other includes small energy service companies and any other specialty operations not included in one of the other divisions.

Financial information for the Company’s segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, corporate and securities law, tax compliance, certain executive management (chief executive officer, chief financial officer, chief operating officer and general counsel) and board of directors. Corporate assets are all assets of the Company not directly associated with a segment, and consist primarily of cash and deferred income taxes.

	Years Ended January 31,
(in thousands)	2012	2011	2010
Revenues
Water Resources	$274,556	$248,907	$225,928
Inliner	132,108	116,566	101,383
Heavy Civil	343,760	353,304	319,733
Geoconstruction	89,210	77,969	53,393
Water Infrastructure Group	839,634	796,746	700,437
Mineral Exploration	268,909	199,946	118,188
Energy	20,388	25,754	45,940
Other	4,216	3,213	1,852
Total revenues	$1,133,147	$1,025,659	$866,417

Equity in earnings of affiliates
Geoconstruction	$3,345	$517	$-
Mineral Exploration	21,302	12,636	8,198
Total equity in earnings of affiliates	$24,647	$13,153	$8,198

(Loss) income before income taxes
Water Resources	$(5,967)	$17,377	$4,963
Inliner	(13,236)	9,426	7,767
Heavy Civil	(61,649)	9,637	13,470
Geoconstruction	12,828	11,708	7,088
Water Infrastructure Group	(68,024)	48,148	33,288
Mineral Exploration	62,259	34,947	11,149
Energy	(448)	3,291	(6,393)
Other	(4,520)	(400)	188
Unallocated corporate expenses	(30,866)	(30,224)	(29,040)
Interest expense	(2,357)	(1,594)	(2,734)
Total (loss) income before income taxes	$(43,956)	$54,168	$6,458

Investment in affiliates
Geoconstruction	$20,011	$16,666	$-
Mineral Exploration	68,286	52,486	44,073
Total investment in affiliates	$88,297	$69,152	$44,073

	As of January 31,
(in thousands)	2012	2011	2010
Assets
Water Resources	$194,902	$178,744	$135,750
Inliner	61,601	46,262	57,066
Heavy Civil	123,475	187,333	176,641
Geoconstruction	113,612	118,805	43,168
Mineral Exploration	203,277	165,230	130,332
Energy	52,893	57,047	64,822
Other	13,585	15,600	27,899
Corporate	42,491	47,631	95,277
Total assets	$805,836	$816,652	$730,955

Capital expenditures
Water Resources	$27,816	$28,535	$12,511
Inliner	3,218	2,938	5,386
Heavy Civil	5,413	4,302	850
Geoconstruction	8,240	3,242	7,678
Mineral Exploration	16,921	19,309	10,433
Energy	4,126	3,289	4,551
Other	2,529	2,717	871
Corporate	2,563	2,871	2,545
Total capital expenditures	$70,826	$67,203	$44,825

Depreciation, depletion and amortization
Water Resources	$14,222	$12,405	$11,159
Inliner	2,880	2,332	1,883
Heavy Civil	7,389	7,095	6,035
Geoconstruction	8,819	3,619	2,028
Mineral Exploration	15,145	13,070	13,602
Energy	7,084	8,631	17,176
Other	5,381	4,712	4,509
Corporate	2,204	1,604	1,287
Total depreciation, depletion and amortization	$63,124	$53,468	$57,679

	Years Ended January 31,
(in thousands)	2012	2011	2010
Product line information:
Revenues
Water systems	$208,558	$181,281	$179,534
Water treatment technologies	51,410	49,109	49,122
Sewer rehabilitation	132,108	116,757	101,424
Water and wastewater plant construction	200,513	237,360	163,191
Pipeline construction	112,446	85,486	120,505
Soil stabilization	115,402	100,685	67,854
Environmental and specialty drilling	17,902	14,312	12,676
Exploration drilling	271,442	201,479	118,768
Oil and gas production	20,388	25,754	45,940
Other	2,978	13,436	7,403
Total revenues	$1,133,147	$1,025,659	$866,417

	As of and Years Ended January 31,
(in thousands)	2012	2011	2010
Geographic Information :
Revenues
United States	$898,146	$858,219	$762,442
Africa/Australia	110,012	79,546	49,173
Mexico	58,166	43,734	25,236
Other foreign	66,823	44,160	29,566
Total revenues	$1,133,147	$1,025,659	$866,417

Property and equipment, net
United States	$231,838	$215,966	$194,911
Africa/Australia	24,900	24,749	22,319
Mexico	9,559	9,311	7,004
Other foreign	11,060	9,830	8,538
Total property and equipment, net	$277,357	$259,856	$232,772

(18) New Accounting Pronouncements

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. Since the Company chose not to perform the optional qualitative assessment, the adoption of ASU 2011-08 did not have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The adoption of ASU 2011-04 is not expected to have a significant impact on the Company's consolidated financial statements.

(19) Quarterly Results (Unaudited)

Unaudited quarterly results were as follows:

(in thousands, except per share data)	2012
	First	Second	Third	Fourth
Revenues	$267,371	$295,052	$294,896	$275,828
Net income (loss)	13,632	11,178	9,581	(87,573)
Net income attributable to noncontrolling interests	(566)	(568)	(828)	(931)
Net income (loss) attributable to Layne Christensen Company	13,066	10,610	8,753	(88,504)
Basic income (loss) per share	0.67	0.55	0.45	(4.55)
Diluted income (loss) per share	0.66	0.54	0.45	(4.55)

During the fourth quarter of fiscal 2012, the Company recorded non-cash goodwill and definite-lived intangible asset impairment charges of $97,529,000, or $84,641,000 after income tax. See Note 5 for a further discussion of the impairments recorded.

	2011
	First	Second	Third	Fourth
Revenues	$230,715	$253,300	$269,797	$271,847
Net income	6,571	6,450	8,194	10,372
Net income attributable to noncontrolling interests	-	-	-	(1,596)
Net income attributable to Layne Christensen Company	6,571	6,450	8,194	8,776
Basic income per share	0.34	0.33	0.42	0.45
Diluted income per share	0.34	0.33	0.42	0.45

********************************************************************************************************
Supplemental Information on Oil and Gas Producing Activities (Unaudited)

The Company’s oil and gas activities are primarily conducted in the United States. See Note 1 for additional information regarding the Company’s oil and gas properties.

Capitalized Costs Related to Oil and Gas Producing Activities

Capitalized costs and associated depletion relating to oil and gas producing activities were as follows at January 31, 2012, 2011 and 2010:

	As of January 31,
(in thousands)	2012	2011	2010
Oil and gas properties	$102,251	$97,737	$95,252
Mineral interest in oil and gas properties	21,374	22,261	21,939
	123,625	119,998	117,191
Accumulated depletion	(100,170)	(96,144)	(90,492)
Net capitalized costs	$23,455	$23,854	$26,699

Included in accumulated depletion are non-cash ceiling test impairments of $21,642,000 recorded in 2010 and other impairments recorded earlier. There were no such impairments during the years ended January 31, 2012 and 2011. See Note 4 for additional information regarding impairment of oil and gas properties.

Unproved oil and gas properties at January 31, 2012, 2011 and 2010, totaled $153,000, $3,002,000 and $3,851,000, respectively. Unevaluated mineral interest costs excluded from depletion at January 31, 2012, 2011 and 2010, totaled $6,185,000, $6,960,000 and $9,527,000, respectively.

Capitalized costs and associated depreciation relating to gas transportation facilities and equipment were as follows at January 31, 2012, 2011 and 2010:

	As of January 31,
(in thousands)	2012	2011	2010
Gas transportation facilities and equipment	$40,995	$40,886	$40,748
Accumulated depreciation	(15,009)	(12,244)	(9,535)
Net capitalized costs	$25,986	$28,642	$31,213

Capitalized costs incurred in gas transportation facilities and equipment during 2012, 2011 and 2010 totaled $109,000, $138,000 and $923,000, respectively.

Cost Incurred in Oil and Gas Producing Activities

Capitalized costs incurred in oil and gas producing activities were as follows during 2012, 2011 and 2010:

	Years Ended January 31,
(in thousands)	2012	2011	2010
Acquisition
Proved	$331	$322	$691
Unproved	-	-	-
Exploration	431	-	-
Development	3,003	2,414	2,649
Provision for future asset retirement costs	63	71	106
Total	$3,828	$2,807	$3,446

Results of Operations for Oil and Gas Producing Activities

Results of operations relating to oil and gas producing activities are set forth in the following tables for the years ended January 31, 2012, 2011 and 2010, on a dollar and per Mcf basis and include only revenues and operating costs directly attributable to oil and gas producing activities. General corporate overhead, interest costs, transportation of third party gas and other non-oil and gas producing activities are excluded. The income tax expense is calculated by applying statutory tax rates to the revenues after deducting costs, which include depletion allowances.

	Years Ended January 31,
(in thousands)	2012	2011	2010
Revenues	$17,702	$23,955	$44,626
Production taxes	(505)	(592)	(334)
Lease operating expenses	(5,987)	(8,628)	(9,493)
Depletion	(4,131)	(5,652)	(13,992)
Depreciation and amortization	(2,955)	(2,979)	(3,184)
Administrative expenses	(2,308)	(2,931)	(2,688)
Impairment of goodwill	(950)	-	-
Impairment of oil and gas properties	-	-	(21,642)
Income tax (expense) benefit	(344)	(1,237)	2,666
Results of operations from producing activities (excluding
corporate overhead and interest costs)	$522	$1,936	$(4,041)

	Years Ended January 31,
(Per Mcf)	2012	2011	2010
Revenues	$3.82	$5.38	$9.66
Production taxes	(0.11)	(0.13)	(0.07)
Lease operating expenses	(1.29)	(1.94)	(2.06)
Depletion	(0.89)	(1.27)	(3.03)
Depreciation and amortization	(0.64)	(0.67)	(0.69)
Administrative expenses	(0.50)	(0.66)	(0.58)
Impairment of goodwill	(0.21)	-	-
Impairment of oil and gas properties	-	-	(4.69)
Income tax (expense) benefit	(0.07)	(0.28)	0.58
Results of operations from producing activities (excluding
corporate overhead and interest costs)	$0.11	$0.43	$(0.88)

Proved Oil and Gas Reserve Quantities

Proved oil and gas reserve quantities as of January 31, 2012 and 2011, are based on estimates prepared by the Company’s independent petroleum engineers, Cawley, Gillespie & Associates, Inc., in accordance with requirements of the SEC. All of the Company’s reserves are located within the United States.

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

Estimated quantities of total proved oil and gas reserves were as follows:

Proved Developed and Undeveloped Reserves	As of January 31,
(MMcf)	2012	2011
Balance, beginning of year	19,097	16,544
Purchases of reserves in place	-	-
Revision of previous estimates	2,904	4,111
Extensions, discoveries and other additions	5,095	2,897
Production	(4,631)	(4,455)
Balance, end of year(1)	22,465	19,097

Proved Developed Reserves:
Beginning of year	19,097	16,554
End of year(1)	19,294	19,097
Proved Undeveloped Reserves:
Beginning of year	-	-
End of year	3,171	-

(1)Proved developed reserves as of January 31, 2012 and 2011, included 398 and 587 gas equivalents of oil (MMcfe), respectively.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities

The price used in determining future cash inflows for purposes of the standardized measure of discounted future net cash flows is the unweighted arithmetic average of the first-day-of-the-month spot price for each month within the 12-month period to the end of the reporting period. The future cash inflows also incorporate the effect of contractual arrangements such as fixed-price physical delivery, forward sales contracts. The prices used in our determinations at January 31, 2012 and 2011, were $3.82 and $3.94 per Mcf, respectively. Future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory rates to pre-tax cash flows relating to the Company’s estimated proved reserves and the difference between book and tax basis of proved properties.

This information does not purport to present the fair market value of the Company’s oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used. The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense:

	Years Ended January 31,
(in thousands)	2012	2011
Future cash inflows	$89,752	$79,289
Future production costs	(40,600)	(39,265)
Future development costs	(5,848)	-
Future income taxes	(10,956)	(7,516)
Future net cash flows	32,348	32,508
10% annual discount for estimating timing of cash flows	(8,506)	(6,620)
Standardized measure of discounted future net cash flows	$23,842	$25,888

The principal sources of change in the standardized measure of discounted future net cash flows were:

	Years Ended January 31,
(in thousands)	2012	2011
Balance, beginning of year	$25,888	$23,645
Sales of oil and gas produced, net of production costs	(11,210)	(9,136)
Net changes in prices, net of future production costs	(1,819)	8,458
Net changes in estimated future development costs	-	(2,415)
Extensions and discoveries, less related costs	3,346	8,014
Purchase of reserves in place	-	-
Net change due to revisions in quantity estimates	4,431	6,751
Accretion of discount	2,531	1,547
Net changes in timing and other	2,691	(6,651)
Net change in income taxes	(2,016)	(6,740)
Previously estimated development costs incurred	-	2,415
Aggregate change in standardized measure of
discounted future net cash flows for the year	(2,046)	2,243
Balance, end of year	$23,842	$25,888

Layne Christensen Company and Subsidiaries
Schedule II: Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Allowance for customer receivables:
Fiscal year ended January 31, 2010	$7,878	$1,422	$924	$(2,799)	$7,425
Fiscal year ended January 31, 2011	7,425	1,392	1,335	(1,524)	8,628
Fiscal year ended January 31, 2012	8,628	39	352	(878)	8,141

Item 9. Changes in and Disagreements with
Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2012, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Based on the evaluation under the COSO Framework, management concluded that the Company’s internal control over financial reporting is effective as of January 31, 2012. The Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2012. The report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas

We have audited the internal control over financial reporting of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2012, of the Company and our report dated April 27, 2012, expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph related to the change in presentation of comprehensive income as described in Note 1 to the consolidated financial statements.

/s/Deloitte & Touche LLP

Kansas City, Missouri
April 27, 2012

PART III

Item 10. Directors and Executive Officers of the Registrant

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 7, 2012, will contain (i) under the caption “Election of Directors,” certain information relating to the Company’s directors and its Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) under the caption “Other Corporate Governance Matters,” certain information relating to the Company’s Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference. The information required by Item 10 of Form 10-K as to executive officers is set forth in Item 4A of Part I hereof.

Item 11. Executive Compensation

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 7, 2012, will contain, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 7, 2012, will contain, under the captions “Ownership of Layne Christensen Common Stock” and “Equity Compensation Plan Information” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 7, 2012, will contain, under the captions “Other Corporate Governance Matters,” and “Transactions with Management/Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 7, 2012, will contain, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

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

3.1
Corrected Certificate of Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3(1) with the Registrant’s Registration Statement on Form S-1 which was filed on September 20, 2007 (File No.333-146184), and incorporated herein by this reference)

3.2	Amended and Restated Bylaws of the Registrant (as adopted October 10, 2011) (filed as Exhibit 3.1 to the Registrant’s Form 8-K filed October 14, 2011, and incorporated herein by this reference)

4.1
Certificate of Designations of Series A Junior Participating Preferred Stock of Layne Christensen Company (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007 as Exhibit 4(2) and incorporated herein by this reference)

4.2	Specimen Common Stock Certificate (filed with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

4.3
Credit Agreement, dated as of March 25, 2011, among Layne Christensen Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as syndication Agent and PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2011)

4.5
Master Shelf Agreement, dated as of July 31, 2003, by and among Layne Christensen Company, Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Security Life of Denver Insurance Company and such other Purchasers of the Notes as may be named in the Master Shelf Agreement from time to time (filed with the Registrant’s 10-Q for the quarter ended July 31, 2003 (File No. 0-20578) as Exhibit 4(5) and incorporated herein by reference)

4.4
Private Shelf Agreement, dated as of July 8, 2011, among Layne Christensen Company, Prudential Investment Management, Inc. and each other Prudential Affiliate (as defined therein) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 13, 2011)

10.1
Tax Liability Indemnification Agreement between the Registrant and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

10.2
Lease Agreement between the Registrant and Parkway Partners, L.L.C. dated December 21, 1994 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

10.2.1
First Modification & Ratification of Lease, dated as of February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and incorporated herein by this reference)

10.2.2
Second Modification and Ratification of Lease Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

10.2.3
Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company’s 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

10.2.4
Fourth Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company executed May 17, 2000, effective as of December 29, 1998 (filed with the Company’s 10-Q for the quarter ended July 31, 2000 (File No. 0-20578) as Exhibit 10.1 and incorporated herein by reference)

10.2.5
Fifth Modification and extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated March 1, 2003 (filed as Exhibit 10(2.5) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

10.2.6
Sixth Modification Agreement, dated February 29, 2008, between 1900 Associates L.L.C. and the Company (filed as Exhibit 10(2.6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008, and incorporated herein by this reference)

10.3
Insurance Liability Indemnity Agreement between the Company and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

10.4
Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant’s Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

**10.5
Letter Agreement between Andrew B. Schmitt and the Company (as amended and restated to comply with Section 409A) dated December 2, 2008 (incorporated by reference to Exhibit 10(8) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10.6
Form of Incentive Stock Option Agreement between the Company and Management of the Company (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

**10.7
Form of Incentive Stock Option Agreement between the Company and Management of the Company effective February 1, 1998 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

**10.8
Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

**10.9
Form of Non-Qualified Stock Option Agreement between the Company and Management of the Company effective as of April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

**10.10
Layne Christensen Company Executive Incentive Compensation Plan (as amended and restated, effective July 29, 2011) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 1, 2011)

**10.11
Layne Christensen Company Corporate Staff Incentive Compensation Plan as amended, effective February 1, 2010 (incorporated by reference to Exhibit 10(11) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed on April 15, 2011)

**10.12
Layne Christensen Company 2006 Equity Incentive Plan, as amended (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on May 6, 2009, and incorporated herein by this reference)

**10.13
Form of Incentive Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(e) to the Company’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by this reference)

**10.14
Form of Nonqualified Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(20) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10.15
Form of Nonqualified Stock Option Agreement between the Company and non-employee directors of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(21) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10.16
Form of Restricted Stock Award Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 23, 2008 (incorporated by reference to Exhibit 10(22) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10.17
Form of Restricted Stock Award Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (with performance vesting) (incorporated by reference to Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009, filed on June 3, 2009)

**10.18
Form of Restricted Stock Award Agreement between the Company and non-employee directors of the Company for use with the Company’s 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(23) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10.19
Layne Christensen Company Water Infrastructure Division Incentive Compensation Plan (as amended and restated, effective February 1, 2008) (incorporated by reference to Exhibit 10(24) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008)

**10.20
Layne Christensen Company Mineral Exploration Division Incentive Compensation Plan (as amended and restated effective February 1, 2008) (incorporated by reference to Exhibit 10(27) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008)

**10.21
Severance Agreement, dated March 13, 2008, by and between Andrew B. Schmitt and Layne Christensen Company (incorporated by reference to Exhibit 10(1) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10.22
Severance Agreement, dated March 13, 2008, by and between Steven F. Crooke and Layne Christensen Company (incorporated by reference to Exhibit 10(3) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10.23
Severance Agreement, dated March 13, 2008, by and between Jeffrey J. Reynolds and Layne Christensen Company (incorporated by reference to Exhibit 10(5) to the Company’s Current Report on Form 8-K filed March 19, 2008)

**10.24
Severance Agreement dated July 10, 2008, by and between Eric R. Despain and Layne Christensen Company (incorporated by reference to Exhibit 10(1) to the Company’s Current Report on Form 8-K filed July 14, 2008)

**10.25	Summary of 2012 Salaries of Named Executive Officers and Compensation of Directors

**10.26
Layne Christensen Company Deferred Compensation Plan for Directors (Amended and Restated, effective as of January 1, 2009) (incorporated by reference to Exhibit 10(37) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10.27
Amended and Restated Layne Christensen Company Key Management Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10(38) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

**10.28	Offer Letter, dated July 29, 2011, between Layne Christensen Company and Rene J. Robichaud (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 1, 2011)

**10.29	Severance Agreement, dated July 29, 2011, by and between Rene J. Robichaud and Layne Christensen Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 1, 2011)

**10.30	Restricted Stock Agreement, dated July 29, 2011, by and between Rene J. Robichaud and Layne Christensen Company (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 1, 2011)

**10.31	Retirement Agreement, dated July 29, 2011, by and between Andrew B. Schmitt and Layne Christensen Company (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed August 1, 2011)

21.1-	List of Subsidiaries

23.1-	Consent of Deloitte & Touche LLP

23.2-	Consent of Deloitte

23.3-	Consent of Cawley, Gillespie & Associates, Inc.

31.1-	Section 302 Certification of Principal Executive Officer of the Company

31.2-	Section 302 Certification of Principal Financial Officer of the Company

32.1-	Section 906 Certification of Principal Executive Officer of the Company

32.2-	Section 906 Certification of Principal Financial Officer of the Company

95-	Mine Safety Disclosures

99.1-	Report of Cawley, Gillespie & Associates, Inc.

99.2-	Financial statements of equity affiliate Geotec Boyles Bros., S.A

** Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

(b)	Exhibits

The exhibits filed with this report on Form 10-K are identified above under Item 15(a)(3).

(c)	Financial Statement Schedules

Financial statements of Geotec Boyles Bros., S.A. are included as exhibit 99(2) under Item 15(a)(3).

101-
The following financial information from the Annual Report on Form 10-K for the fiscal year ended January 31, 2012, formatted in XBRL (eXtensible Business Reporting Language) and furnished electronically herewith: (i) the consolidated statements of income and comprehensive income for the fiscal years ended January 31, 2012, 2011 and  2010; (ii) the consolidated balance sheets as of January 31, 2012 and 2011; (iii) the consolidated statements of equity as of January 31, 2012, 2011 and 2010; (iv) the consolidated statements of cash flows for the fiscal year ended January 31, 2012 and 2011; and (v) the notes to the consolidated financial statements, tagged as blocks of text.**

**
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

Layne Christensen Company

By	/s/Rene J. Robichaud

Rene J. Robichaud
President and Chief Executive Officer

Dated April 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/Rene J. Robichaud	April 27, 2012
Rene J. Robichaud
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/Jerry W. Fanska	April 27, 2012
Jerry W. Fanska
Senior Vice President-Finance and Treasurer
(Principal Financial and Accounting Officer)

/s/Jeff Reynolds	April 27, 2012
Jeffrey J. Reynolds
Director

/s/David A. B. Brown	April 27, 2012
David A. B. Brown
Director

/s/J. Samuel Butler	April 27, 2012
J. Samuel Butler
Director

/s/Anthony B. Helfet	April 27, 2012
Anthony B. Helfet
Director

/s/Nelson Obus	April 27, 2012
Nelson Obus
Director

/s/A. B. Schmitt	April 27, 2012
Andrew B. Schmitt
Director

/s/Robert Gilmore	April 27, 2012
Robert Gilmore
Director