Form 10-Q
period 2012-04-30
LAYNE CHRISTENSEN CO
filed 2012-06-07
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to _____

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
_______________________________

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

There were 19,845,876 shares of common stock, $.01 par value per share, outstanding on June 1, 2012.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012
INDEX

PART I

ITEM 1.  Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
(in thousands)	2012	2012
ASSETS	(unaudited)	(unaudited)

Current assets:
Cash and cash equivalents	$47,159	$41,916
Customer receivables, less allowance of $8,620 and $8,141, respectively	163,747	162,043
Costs and estimated earnings in excess of billings on uncompleted contracts	113,109	107,295
Inventories	37,965	35,392
Deferred income taxes	21,906	21,895
Income taxes receivable	7,658	4,137
Restricted deposits-current	3,003	3,143
Other	16,110	16,968
Total current assets	410,657	392,789

Property and equipment:
Land	15,144	17,155
Buildings	43,361	41,159
Machinery and equipment	491,980	478,896
Gas transportation facilities and equipment	41,004	40,995
Oil and gas properties	103,194	102,251
Mineral interests in oil and gas properties	21,441	21,374
	716,124	701,830
Less - Accumulated depreciation and depletion	(433,374)	(424,473)
Net property and equipment	282,750	277,357

Other assets:
Investment in affiliates	94,411	88,297
Goodwill	19,536	19,536
Other intangible assets, net	12,053	12,266
Restricted deposits-long term	443	443
Other	14,141	15,148
Total other assets	140,584	135,690

Total assets	$833,991	$805,836

See Notes to Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	April 30,	January 31,
(in thousands, except per share data)	2012	2012
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)	(unaudited)

Current liabilities:
Accounts payable	$121,045	$104,261
Current maturities of long term debt	6,916	7,450
Accrued compensation	36,528	48,573
Accrued insurance expense	13,449	12,596
Other accrued expenses	29,902	29,120
Acquisition escrow obligation-current	3,003	3,143
Income taxes payable	20,677	19,328
Billings in excess of costs and estimated earnings on uncompleted contracts	22,591	31,914
Total current liabilities	254,111	256,385

Noncurrent and deferred liabilities:
Long-term debt	77,706	52,716
Accrued insurance expense	15,315	14,018
Deferred income taxes	9,759	9,883
Acquisition escrow obligation-long term	443	443
Other	21,761	20,510
Total noncurrent and deferred liabilities	124,984	97,570
Contingencies

Stockholders' equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,794 and 19,669
shares issued and outstanding, respectively	198	197
Capital in excess of par value	349,671	351,057
Retained earnings	107,383	103,634
Accumulated other comprehensive loss	(5,727)	(6,223)
Total Layne Christensen Company stockholders' equity	451,525	448,665
Noncontrolling interests	3,371	3,216
Total equity	454,896	451,881

Total liabilities and stockholders' equity	$833,991	$805,836

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended April 30,
	(unaudited)
(in thousands, except per share data)	2012	2011
Revenues	$276,465	$267,371
Cost of revenues (exclusive of depreciation, depletion
and amortization shown below)	(221,602)	(200,225)
Selling, general and administrative expenses	(40,630)	(40,001)
Depreciation, depletion and amortization	(15,683)	(15,082)
Equity in earnings of affiliates	7,762	4,669
Interest expense	(575)	(344)
Other income (expense), net	1,145	6,915
Income before income taxes	6,882	23,303
Income tax expense	(2,891)	(9,671)
Net income	3,991	13,632
Net income attributable to noncontrolling interests	(242)	(566)
Net income attributable to Layne Christensen Company	$3,749	$13,066

Earnings per share information attributable to
Layne Christensen shareholders:
Basic income per share	$0.19	$0.67

Diluted income per share	$0.19	$0.66

Weighted average shares outstanding - basic	19,472	19,444
Dilutive stock options and nonvested shares	342	240
Weighted average shares outstanding - dilutive	19,814	19,684

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months
	Ended April 30,
	(unaudited)
(in thousands)	2012	2011
Net income	$3,991	$13,632
Other comprehensive income:
Foreign currency translation adjustments (net of tax of $79 and $360, respectively)	496	1,434
Other comprehensive income	496	1,434
Comprehensive income	4,487	15,066
Comprehensive income attributable to noncontrolling
interests (all attributable to net income)	(242)	(566)
Comprehensive income attributable to Layne
Christensen Company	$4,245	$14,500

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except per share data)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Total
Balance January 31, 2011	19,540,033	$195	$347,307	$159,709	$(5,809)	$501,402	$2,522	$503,924
Net income	-	-	-	13,066	-	13,066	566	13,632
Other comprehensive income					1,434	1,434	-	1,434
Issuance of nonvested shares	69,252	1	(1)	-	-	-	-	-
Expiration of performance contingent
nonvested shares	(33,251)	-	-	-	-	-	-	-
Issuance of stock upon exercise of options	6,500	-	150	-	-	150	-	150
Income tax benefit on exercise of options	-	-	8	-	-	8	-	8
Share-based compensation	-	-	1,553	-	-	1,553	-	1,553
Balance April 30, 2011	19,582,534	$196	$349,017	$172,775	$(4,375)	$503,113	$2,522	$505,635

Balance January 31, 2012	19,699,272	$197	$351,057	$103,634	$(6,223)	$448,665	$3,216	$451,881
Net income	-	-	-	3,749	-	3,749	242	3,991
Other comprehensive income					496	496	-	496
Issuance of nonvested shares	94,481	1	(1)	-	-	-	-	-
Income tax deficiency on forfeiture of options	-	-	(165)	-	-	(165)	-	(165)
Acquisition of noncontrolling interest	-	-	(2,656)	-	-	(2,656)	(87)	(2,743)
Share-based compensation	-	-	1,436	-	-	1,436	-	1,436
Balance April 30, 2012	19,793,753	$198	$349,671	$107,383	$(5,727)	$451,525	$3,371	$454,896

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months
	Ended April 30,
	(unaudited)
(in thousands)	2012	2011
Cash flow from operating activities:
Net income	$3,991	$13,632
Adjustments to reconcile net income to cash from operating activities:
Depreciation, depletion and amortization	15,683	15,082
Deferred income taxes	(413)	2,932
Share-based compensation	1,436	1,553
Share-based compensation excess tax benefit	-	(8)
Equity in earnings of affiliates	(7,762)	(4,669)
Dividends received from affiliates	1,648	938
Gain from disposal of property and equipment	(317)	(5,642)
Changes in current assets and liabilities, net of effects of acquisitions:
Decrease (increase) in customer receivables	(1,332)	1,684
Decrease (increase) in costs and estimated earnings in excess
of billings on uncompleted contracts	193	(27,203)
Increase in inventories	(2,361)	(5,211)
Decrease (increase) in other current assets	(3,571)	3,713
Decrease in accounts payable and accrued expenses	(5,369)	(1,094)
Increase (decrease) in billings in excess of costs and
estimated earnings on uncompleted contracts	(5,910)	1,952
Other, net	2,127	(2,211)
Cash used in operating activities	(1,957)	(4,552)
Cash flow from investing activities:
Additions to property and equipment	(16,432)	(17,743)
Additions to gas transportation facilities and equipment	(9)	(24)
Additions to oil and gas properties	(943)	(701)
Additions to mineral interests in oil and gas properties	(68)	(20)
Acquisition of businesses, net of cash acquired	-	(8,855)
Proceeds from disposal of property and equipment	1,166	10,873
Deposit of cash into restricted accounts	-	(9,000)
Release of cash from restricted accounts	140	-
Distribution of restricted cash for prior year acquisitions	(140)	-
Cash used in investing activities	(16,286)	(25,470)
Cash flow from financing activities:
Borrowing under revolving loan facilities	30,000	44,500
Repayments under revolving loan facilities	(5,000)	(14,000)
Net decrease in notes payable	(597)	-
Acquisition of noncontrolling interest	(2,743)	-
Issuance of common stock upon exercise of stock options	-	150
Excess tax benefit on exercise of share-based instruments	-	8
Cash provided by financing activities	21,660	30,658
Effects of exchange rate changes on cash	1,826	1,691
Net increase in cash and cash equivalents	5,243	2,327
Cash and cash equivalents at beginning of period	41,916	44,985
Cash and cash equivalents at end of period	$47,159	$47,312

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Accounting Policies and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the "Company"). Intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method.  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2012, as filed in its Annual Report on Form 10-K.
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

Presentation - The Company changed its method of presenting comprehensive income due to the adoption of FASB ASU 2011-O5, “Presentation of Comprehensive Income” during fiscal 2012. The change in presentation has been applied retrospectively to all periods presented.

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

Oil and Gas Properties and Mineral Interests - The Company follows the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Depletion expense was $1,035,000 and $950,000 for the three months ended April 30, 2012 and 2011, respectively.
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

Goodwill - The Company’s impairment evaluation for goodwill is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. The Company believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or the Company’s strategies change, it is possible that the Company’s conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position and results of operations.

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

Restricted Deposits - Restricted deposits consist of $3,446,000 of escrow funds associated primarily with the acquisitions of Bencor and Wildcat.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at April 30, 2012 and January 31, 2012, because of the relatively short maturity of those instruments. See Note 4 for disclosure regarding the fair value of indebtedness of the Company, Note 5 for disclosure regarding the fair value of derivative instruments and Note 7 for other fair value disclosures.

Litigation and Other Contingencies - The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. The Company records a liability when it is both probable that a liability has been incurred and a minimum amount of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.

Derivatives - The Company periodically enters into hedge contracts, which are recorded at fair value, related to certain forecasted foreign currency costs which are accounted for as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in stockholders’ equity, until the hedged item is recognized in operations. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in operations. In addition, the Company may enter into fixed-price natural gas contracts to manage fluctuations in the price of natural gas. These contracts would result in the Company physically delivering gas, and as a result, are exempt from the requirements of ASC Topic 815 under the normal purchases and sales exception. When in place, the contracts are not reflected in the balance sheet at fair value and revenues from the contracts are recognized as the natural gas is delivered under the terms of the contracts (see Note 5 for disclosure regarding the fair value of derivative instruments). The Company does not enter into derivative financial instruments for speculative or trading purposes.

Share-based Compensation - The Company recognizes all share-based instruments in the financial statements and utilizes a fair-value measurement of the associated costs. As of April 30, 2012, the Company had unrecognized compensation expense of $6,602,000 to be recognized over a weighted average period of 2.5 years. For all share-based awards granted after February 1, 2012, the Company determines the fair value of share-based compensation granted in the form of stock options using a lattice valuation model.  Previously, the Black-Scholes model was used.  The Company believes the lattice valuation model will produce a more accurate valuation of its compensation grants as it incorporates additional parameters of grants.  The change did not have a material effect on the consolidated financial statements.
Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

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
As of April 30 and January 31, 2012, the total amount of unrecognized tax benefits recorded was $13,920,000 and $13,322,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of April 30 and January 31, 2012, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $7,352,000 and $6,810,000, respectively.

Earnings Per Share - Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding.  Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. Options to purchase 833,736 and 270,444 shares have been excluded from weighted average shares in the periods ending April 30, 2012 and 2011, respectively, as their effect was antidilutive. A total of 321,400 and 85,077 nonvested shares have been excluded from weighted average shares in the periods ended April 30, 2012 and 2011, respectively, as their effect was antidilutive.

Supplemental Cash Flow Information - The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Three Months
	Ended April 30,
(in thousands)	2012	2011
Income taxes	$4,314	$2,967
Interest	229	229
Noncash investing and financing activities:
Accrued capital additions	1,688	1,945
Deferred debt issuance costs	-	1,700

During the three months ended April 30, 2011, the Company deferred $1,700,000 debt issuance costs against the borrowing capacity of its $300,000,000 credit facility. These costs will be amortized over the life of the credit facility agreement. See Note 4 for further discussion of the Company’s credit facility agreement.

New Accounting Pronouncements – In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The Company adopted this guidance as of February 1, 2012, which did not have a material impact on its financial position, results of operations or cash flows.

2.  Acquisitions

Fiscal Year 2013

On March 5, 2012, the Company acquired the remaining shares in Layne do Brazil, which were previously held by noncontrolling interests.  The shares were acquired for cash payments totaling $2,743,000.  In conjunction with the acquisition, the Company eliminated noncontrolling interests of $87,000 and recorded an adjustment to equity of $2,656,000 in accordance with ASC Topic 810.

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

The $2,318,000 of goodwill was assigned to the Water Infrastructure Division at the time of acquisition. In connection with the Company's change in reporting segments discussed in Note 10, the Company reallocated goodwill to the new reporting units based upon the relative fair valve of each reporting unit as of December 31, 2011. The purchase price in excess of the value of Wildcat’s net assets reflects the strategic value the Company placed on the business. The Company believed it would benefit from synergies as these acquired operations were integrated with the Company’s existing operations. Goodwill associated with the acquisition is expected to be deductible for tax purposes.
The results of operations for the acquired entity have been included in the Company’s consolidated statements of operations commencing on the closing date. Revenue and income before income taxes for Wildcat since its respective closing date were not significant. Pro forma amounts related to Wildcat for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.
In fiscal year 2011, we acquired certain assets of Intevras Technologies, LLC (“Intevras”).  In addition to the Intevras cash purchase price, there is contingent consideration up to a maximum of $10,000,000 (the “Intevras Earnout Amount”), which is based on a percentage of revenues earned on Intevras products and fixed amounts per barrel of water treated by Intevras products during the 60 months following the acquisition. In accordance with accounting guidance, the Company treated the Intevras Earnout Amount as contingent consideration and estimated the liability at fair value as of the acquisition date and included such consideration as a component of total purchase price. The potential undiscounted amount of all future payments that the Company could be required to make under the agreement is between $0 and $10,000,000. The fair value of the contingent consideration arrangement was estimated by applying a market approach. That measure is based on significant inputs that are not observable in the market, also referred to as Level 3 inputs. Key assumptions include a discount rate of 41.2% and an estimated level of annual revenues of Intevras ranging from $1,500,000 to $6,100,000. During fiscal year 2012, the Intevras Earnout Amount to be paid in the future was estimated to be $541,000. As of April 30, 2012, we reassessed the Intevras Earnout Amount and determined no change to this amount was necessary.

3.  Goodwill and Other Intangible Assets

Other intangible assets consist of the following:

	April 30, 2012			January 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$10,950	$(5,019)	14	$10,950	$(4,855)	14
Customer/contract-related	2,340	(1,831)	2	2,340	(1,526)	2
Patents	4,616	(1,460)	12	4,616	(1,372)	12
Non-competition agreements	705	(195)	6	705	(165)	6
Other	2,949	(1,002)	12	2,449	(876)	13
Total intangible assets	$21,560	$(9,507)		$21,060	$(8,794)

Total amortization expense for other intangible assets was $712,000 and $1,582,000 for the three months ended April 30, 2012 and 2011, respectively.

The carrying amount of goodwill attributed to each reporting segment was as follows:

(in thousands)	Water Resources	Inliner	Heavy Civil	Geoconstruction	Mineral Exploration	Energy	Other	Total
Balance January 31, 2012	$-	$8,915	$-	$10,621	$-	$-	$-	$19,536
Additions	-	-	-	-	-	-	-	-
Balance April 30, 2012	$-	$8,915	$-	$10,621	$-	$-	$-	$19,536
Accumulated goodwill
impairment losses	$(17,084)	$(23,130)	$(44,551)	$-	$(20,225)	$(950)	$(445)	$(106,385)

4.      Indebtedness

On July 8, 2011, the Company entered into a private shelf agreement (the “Shelf Agreement”) whereby it can issue $150,000,000 in unsecured notes before July 8, 2021.  No unsecured notes have been issued under the Shelf Agreement as of April 30, 2012.  The Company issued $20,000,000 of notes under a previous shelf agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes had a fixed interest rate of 5.40% and the final payment of $6,667,000 was made on September 29, 2011.
On March 25, 2011, the Company entered into a new revolving credit facility (the “Credit Agreement”) which contains a revolving loan commitment of $300,000,000, less any outstanding letter of credit commitments (which are subject to a $100,000,000 sublimit). The unsecured $300,000,000 facility extends to March 25, 2016, and replaces the Company’s prior credit agreement, which was terminated. The Credit Agreement was entered into to extend the expiration period of the Company’s debt facilities and increase borrowing capacity.  The Company funded $1,716,000 of debt issuance costs through borrowings under its Credit Agreement. These costs will be amortized over the life of the agreement.

The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.25% to 2.25%, or a base rate as defined in the Credit Agreement, plus up to 1.25%, each depending on the Company’s leverage ratio. On April 30, 2012, there were letters of credit of $18,530,000 and borrowings of $77,500,000 outstanding on the Credit Agreement resulting in available capacity of $203,970,000.
The Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage and leverage ratio. Additionally, the Company must maintain a minimum tangible net worth under the Shelf Agreement. The Company was in compliance with its covenants as of April 30, 2012, and expects to remain in compliance through the term of the agreements.
Debt outstanding as of April 30, 2012, and January 31, 2012, whose carrying value approximates fair value, was as follows:

	April 30,	January 31,
(in thousands)	2012	2012
Credit agreement	$77,500	$52,500
Capital lease obligations	290	300
Short-term notes payable	6,832	7,366
Total debt	84,622	60,166
Less notes payable and current maturities of long-term debt	(6,916)	(7,450)
Total long-term debt	$77,706	$52,716

5.  Derivatives

The Company’s Energy Division is exposed to fluctuations in the price of natural gas and periodically enters into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production, if available at attractive prices. As of April 30, 2012 and January 31, 2012 the Company held no such contracts.
The Company has entered into physical delivery contracts in order to facilitate normal recurring sales with our natural gas purchasing counterparty. As of April 30, 2012, the Company had committed to deliver a total of 2,208,000 million British Thermal Units (“MMBtu”) of natural gas through October 2012. The contract price resets daily based on a weighted average price of the reported trades for deliveries on the following day.
Additionally, the Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of April 30, 2012 and January 31, 2012 the Company held no such contracts.

6.  Other Income (Expense), Net

Other income (expense), net consisted of the following for the three months ended April 30, 2012 and 2011:

	Ended April 30,
(in thousands)	2012	2011
Gain from disposal of property and equipment	$347	$5,642
Gain on sale of investment securities	-	996
Interest income	50	22
Currency exchange gain	586	200
Other	162	55
Total	$1,145	$6,915

On March 21, 2011, the Company sold its operating facility in Fontana, California, with the intent of acquiring and relocating to a new facility. In the interim until a new facility can be purchased, the Company entered into a leasehold agreement of the existing facility. The total gain on the sale of the facility was $6,354,000, of which $1,379,000 was deferred to match the expected lease payments under the leasehold agreement. The deferred gain will be recognized over the 36 month term of the lease. The proceeds of the sale of $9,000,000 were placed in a restricted escrow fund for purposes of purchasing the new facility. During September 2011, the escrowed funds reverted to the Company and a new facility was purchased for $8,756,000.

7.  Fair Value Measurements

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

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value are presented below as of April 30, 2012 and January 31, 2012:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
April 30, 2012
Financial Assets:
Restricted deposits held at fair value	$3,446	$3,446	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$541	$-	$-	$541

January 31, 2012
Financial Assets:
Restricted deposits held at fair value	$3,586	$3,586	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$541	$-	$-	$541

(1)
The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach.  Key assumptions include a discount rate of 41.2% and annual revenues of acquired businesses ranging from $1,500,000 to $6,100,000 over the life of the earnout.

8.  Stock and Stock Option Plans
The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2012, there were 497,694 shares which remain available to be granted under the plans as stock options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. For the three months ended April 30, 2012, the Company granted 94,481 nonvested shares which, in general, ratably vest over periods of one to four years from the grant date.
The Company recognized $1,436,000 and $1,553,000 of compensation cost for these share-based plans during the three months ended April 30, 2012 and 2011, respectively. Of these amounts, $459,000 and $355,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $560,000 and $606,000 for the three months ended April 30, 2012 and 2011, respectively.
A summary of nonvested share activity for the three months ended April 30, 2012, is as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at January 31, 2012	226,919	$29.94
Granted	94,481	24.32
Vested	-	-
Canceled	-	-
Nonvested stock at April 30, 2012	321,400	28.29	$6,605

Significant option groups outstanding at April 30, 2012, related exercise price and remaining contractual term were as follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Months)
6/04	20,000	20,000	$16.60	26
6/04	60,076	60,076	16.65	26
6/05	10,000	10,000	17.54	38
9/05	104,707	104,707	23.05	41
1/06	173,981	173,981	27.87	45
6/06	80,000	80,000	29.29	50
6/07	65,625	65,625	42.26	62
7/07	25,500	25,500	42.76	63
2/08	72,439	72,439	35.71	69
1/09	6,000	6,000	24.01	80
2/09	196,794	196,791	15.78	81
2/09	4,580	4,580	15.78	81
6/09	106,146	70,761	21.99	85
6/09	2,472	2,472	21.99	85
2/10	80,149	53,429	27.79	93
2/10	2,721	2,721	25.44	93
2/11	96,732	32,233	33.10	105
3/11	1,312	437	34.50	107
6/11	2,096	-	28.71	109
7/11	17,893	-	29.31	111
2/12	180,344	10,140	24.32	117
4/12	74,172	-	21.77	119
	1,383,739	991,892

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $11.96 and $19.08 for the three months ended April 30, 2012 and 2011, respectively. The fair value was based on an expected life of approximately six years, no dividend yield, an average risk-free rate of 1.3% and 2.12%, respectively, and assumed volatility of all options outstanding are expected to net 56%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. Transactions for stock options for the three months ended April 30, 2012, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at January 31, 2012	1,133,211	$26.12	5.8	$2,244
Granted	254,516	23.58		-
Forfeited	(3,988)	50.06		-
Outstanding at April 30, 2012	1,383,739	25.58	6.4	1,304

Exercisable at January 31, 2012	860,756	26.11	5.0	1,710
Exercisable at April 30, 2012	991,892	25.59	5.2	1,304

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

9.  Investment in Affiliates

The Company’s investments in affiliates are carried at the fair value of the investment considered at the date acquired, plus the Company’s equity in undistributed earnings from that date. These affiliates are engaged in mineral exploration drilling, infrastructural construction and the manufacture and supply of drilling equipment, parts and supplies.

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on the Company’s investment and results of operations are not significant.  Summarized financial information of the affiliates was as follows:

	Three Months
	Ended April 30,
(in thousands)	2012	2011
Income statement data:
Revenues	$136,036	$108,685
Gross profit	34,396	24,078
Operating income	21,531	15,460
Net income	16,801	10,511

10.  Operating Segments

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

During fiscal year 2012, the Company changed its reporting segments in connection with the transition to new leadership, reporting relationships and our new One Layne strategy. The Company previously reported segment information under three reporting segments including the Water Infrastructure Group, Mineral Exploration Division and Energy Division. The Company’s new reporting segments include the Water Resources Division, Inliner Division, Heavy Civil Division, Geoconstruction Division, Mineral Exploration Division and Energy Division. The reporting segment information for prior periods has been recast to match the new reporting segment structure. The Company’s segments are defined as follows:

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

	Three Months
	Ended April 30,
(in thousands)	2012	2011
Revenues
Water Resources	$69,987	$64,352
Inliner	34,368	29,055
Heavy Civil	72,871	84,656
Geoconstruction	24,205	19,824
Water Infrastructure Group	201,431	197,887
Mineral Exploration	70,567	62,767
Energy	3,022	5,660
Other	1,445	1,057
Total revenues	$276,465	$267,371

Equity in earnings of affiliates
Geoconstruction	$1,932	$126
Mineral Exploration	5,830	4,543
Total equity in earnings of affiliates	$7,762	$4,669

Income (loss) before income taxes
Water Resources	$1,457	$9,601
Inliner	1,915	2,736
Heavy Civil	(7,302)	2,247
Geoconstruction	2,181	429
Water Infrastructure Group	(1,749)	15,013
Mineral Exploration	19,731	17,246
Energy	(1,642)	980
Other	(617)	(490)
Unallocated corporate expenses	(8,266)	(9,102)
Interest expense	(575)	(344)
Total income before income taxes	$6,882	$23,303

Product Line Revenue Information
Water systems	$54,671	$49,065
Water treatment technologies	11,352	12,024
Sewer rehabilitation	34,368	29,055
Water and wastewater plant construction	34,122	56,648
Pipeline construction	31,232	22,405
Soil stabilization	31,770	24,930
Environmental and specialty drilling	3,380	4,427
Exploration drilling	71,425	63,034
Oil and gas production	4,145	5,660
Other	-	123
Total revenues	$276,465	$267,371

Geographic Information
Revenue
United States	$217,740	$216,636
Africa/Australia	27,369	26,718
Mexico	19,016	11,462
Other foreign	12,340	12,555
Total revenues	$276,465	$267,371

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
In February 2012, we commenced preliminary discussions with the DOJ and SEC regarding the potential resolution of this matter. The discussions with the government are still at an early stage, and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company. In the fourth quarter of the year ended January 31, 2012, the Company accrued a $3,715,000 liability representing the Company's initial estimate, based on, among other things, the results of its own internal investigation and an analysis of recent and similar FCPA settlements, of the amount that it may be required to disgorge to the SEC in estimated benefits, plus interest thereon. At the request of the SEC and DOJ, the Company has provided the agencies with additional information regarding possible alternative methods of estimating the benefits that the Company may have received, or intended to receive, and interest from the payments in question. Accordingly, no assurance is made or can be given that the government will accept the Company’s estimated disgorgement and interest amount. Investors are cautioned to not rely upon the presently accrued liability as accurately reflecting the ultimate amount that the Company may be required to pay as disgorgement and interest thereon.

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

Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne Christensen Company, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in connection with — our consolidated financial statements and the accompanying notes thereto included under Part I Item 1 of this report.  MD&A should also be read in conjunction with our consolidated financial statements as of January 31, 2012, and for the year then ended, and the related MD&A, both of which are contained in our Form 10-K for the year ended January 31, 2012.  MD&A includes the following sections:

●	Our Business — a general description of our business and key fiscal 2013 events.

●	Consolidated Review of Operations — an analysis of our consolidated results of operations for the three months ended April 30, 2012.

●
Operating Segment Review of Operations — an analysis of our results of operations for the three months ended April 30, 2012, as presented in our consolidated financial statements for our reporting segments:  Water Resources Division, Inliner Division, Heavy Civil Division, Geoconstruction Division, Mineral Exploration Division and Energy Division.

●	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

●
Critical Accounting Policies — a discussion of changes to our critical accounting policies in the current period that involve a higher degree of judgment or complexity.  This section also includes the impact of new accounting standards.

Our Business

Layne is a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. The Company’s operational and organizational structure is divided into six divisions based on primary service lines. Each division is comprised of individual district offices, which primarily offer similar services and serve similar markets. Periodically, individual offices within a division may perform services that are normally provided by another division. When that happens, the results of those services are recorded in the originating offices’ own division. For example, if a Mineral Exploration Division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration Division rather than the Water Resources Division. See Note 10 to the consolidated financial statement for a discussion of the Company’s segments and the changes to the segments in FY2012.

Key Fiscal 2013 Events

●
Margins in all of our Water Infrastructure businesses have continued to decline, producing an overall cost of revenues of 80.2% as compared to 74.9% a year ago. The Company’s Heavy Civil Division has been particularly hard hit by margin declines due to lower prices in the municipal bid market as well as by delays and cost overruns. For the first quarter of fiscal 2013, Heavy Civil division’s revenues have decreased 13.9% compared to first quarter last year and has experienced a pre-tax loss. We believe the municipal bid market has been impacted by the entry of a large number of competitors which have traditionally served other markets, but are now seeking municipal work to keep equipment and personnel utilized.

●
The Company’s Mineral Exploration Division continues its strong performance both in the minerals exploration markets served by our wholly owned operations and our Latin America affiliates. For the first quarter of fiscal 2013, revenues in our Mineral Exploration Division have increased 12.4% and pre-tax earnings have improved 14.4% compared to last year.

Consolidated Review of Operations
The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

	Three Months		Period-to-Period
	Ended April 30,		Change
	2012	2011	Three
Revenues:			Months
Water Resources	25.3%	24.1%	8.8%
Inliner	12.4	10.9	18.3
Heavy Civil	26.4	31.7	(13.9)
Geoconstruction	8.8	7.4	22.1
Water Infrastructure Group	72.9	74.0	1.8
Mineral Exploration	25.5	23.5	12.4
Energy	1.1	2.1	(46.6)
Other	0.5	0.4	36.7
Total net revenues	100.0%	100.0%	3.4
Cost of revenues	(80.2)%	(74.9)%	10.7
Selling, general and administrative expenses	(14.7)	(15.0)	1.6
Depreciation, depletion and amortization	(5.7)	(5.6)	4.0
Equity in earnings of affiliates	2.8	1.7	66.2
Interest expense	(0.2)	(0.1)	67.2
Other (expense) income, net	0.4	2.6	*
Income before income taxes	2.4	8.7	(70.5)
Income tax expense	(1.0)	(3.6)	(70.1)
Net income	1.4	5.1	(70.7)
Net income attributable to noncontrolling interests	(0.1)	(0.2)	(57.2)
Net income attributable to Layne Christensen Company	1.3%	4.9%	(71.3)
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

	Three Months
	Ended April 30,
(in thousands)	2012	2011
Revenues
Water Resources	$69,987	$64,352
Inliner	34,368	29,055
Heavy Civil	72,871	84,656
Geoconstruction	24,205	19,824
Water Infrastructure Group	201,431	197,887
Mineral Exploration	70,567	62,767
Energy	3,022	5,660
Other	1,445	1,057
Total revenues	$276,465	$267,371
Equity in earnings of affiliates
Geoconstruction	$1,932	$126
Mineral Exploration	5,830	4,543
Total equity in earnings of affiliates	$7,762	$4,669
Income (loss) before income taxes
Water Resources	$1,457	$9,601
Inliner	1,915	2,736
Heavy Civil	(7,302)	2,247
Geoconstruction	2,181	429
Water Infrastructure Group	(1,749)	15,013
Mineral Exploration	19,731	17,246
Energy	(1,642)	980
Other	(617)	(490)
Unallocated corporate expenses	(8,266)	(9,102)
Interest expense	(575)	(344)
Total income before income taxes	$6,882	$23,303

Revenues for the three months ended April 30, 2012, increased $9,094,000, or 3.4%, to $276,465,000 compared to $267,371,000 for the same period last year.  Revenues increased in all divisions except for Heavy Civil and Energy.  A further discussion of results of operations by division is presented below.
Cost of revenues increased $21,377,000, or 10.7%, to $221,602,000, or 80.2% of revenues, for the three months ended April 30, 2012, compared to $200,225,000, or 74.9% of revenues, for the same period last year.  The increased percentage of revenues resulted from margin pressures across all divisions except Mineral Exploration and cost overruns in Heavy Civil. An increase in the number of bidders for traditional competitive bid situations across our domestic markets has produced an environment of decreasing prices. Those pressures, as well as cost overruns, have sharply dropped our margins. Across our Water Infrastructure group, contract profit margins have declined 36% from the first quarter last year.
Selling, general and administrative expenses increased 1.6% to $40,630,000 for the three months ended April 30, 2012, compared to $40,001,000 for the same period last year. The increase was primarily due to increases of $1,887,000 in legal and professional expenses, offset by operating tax reductions of $1,211,000 and other cost reductions.
Depreciation, depletion and amortization increased 4.0% to $15,683,000 for the three months ended April 30, 2012, compared to $15,082,000 for the same period last year. The increase was primarily the result of normal property additions.
Equity in earnings of affiliates increased 66.2% to $7,762,000 for the three months ended April 30, 2012, compared to $4,669,000 for the same period last year. Our Geoconstruction affiliate in Brazil accounted for $1,806,000 of the increase, which resulted primarily from a large foundation project at a river crossing in the Amazon.  The remaining increase reflects our Mineral Exploration affiliates in Latin America, primarily working for gold and copper producers in Chile and Peru.
Interest expense increased to $575,000 for the three months ended April 30, 2012, compared to $344,000 for the same period last year, as a result of increased borrowings to fund working capital.
Other income (expense), net in the prior period included a gain of $5,052,000 on the sale of a building in California.  The remaining income for the three months ended April 30, 2012 and 2011, consisted of a combination of gains on equipment sales and foreign exchange.
Income tax expense of $2,891,000 (an effective rate of 42.0%) was recorded for the three months ended April 30, 2012, compared to $9,671,000 (an effective rate of 41.5%) for the same period last year. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.

Operating Segment Review of Operations

Water Resources Division	Three Months
	Ended April 30,
(in thousands)	2012	2011
Revenues	$69,987	$64,352
Income before income taxes	1,457	9,601

Water Resources Division revenues increased 8.8% for the three months ended April 30, 2012, from the same period last year. Revenues increased in several operations, most noticeably our specialty drilling unit, which increased $1,332,000 from the same period last year, including replacing $3,732,000 of revenue from our Afghanistan project.
The three months ended April 30, 2011, also included a gain of $5,052,000 on the sale of a facility in Fontana, California. Exclusive of this gain, income before income taxes for the Water Resources Division decreased 68.0% for the three months ended April 30, 2012, compared to the same period last year. The decrease resulted from lower pricing in the market for municipal and other bid projects, as well as lower margins on the work which replaced the Afghanistan project from last year.
The backlog in the Water Resources Division was $93,292,000 as of April 30, 2012, compared to $102,678,000 as of January 31, 2012.

Inliner Division	Three Months
	Ended April 30,
(in thousands)	2012	2011
Revenues	$34,368	$29,055
Income before income taxes	1,915	2,736

Inliner Division revenues increased primarily due to several sewer rehabilitation projects for a sanitary commission in New England, and increased revenue of $2,698,000 from the Wildcat acquisition. The decrease in income before income taxes was largely due to a geographic mix of projects with lower margins across the operation. While we are not experiencing the same level of pricing pressure in Inliner as other operations, our margins will vary by geographic market.
The backlog in the Inliner Division was $78,040,000 as of April 30, 2012, compared to $80,407,000 as of January 31, 2012.

Heavy Civil Division	Three Months
	Ended April 30,
(in thousands)	2012	2011
Revenues	$72,871	$84,656
(Loss) income before income taxes	(7,302)	2,247

Despite an increase of $8,826,000 in pipeline construction revenue, declines in our plant construction projects produced an overall revenue decrease.  The decreases in plant construction projects were particularly heavy in the southeast U.S.  The declines were due to greater competition and our efforts to bid at higher margin levels, which have produced a lower number of successful proposals.
The loss before income taxes reflects the impact of overall margin pressures and cost overruns on several contracts. We have reduced overhead expenses period over period by 22.9% and will continue to make operational and overhead changes to curtail the losses. We expect low margins and bidding pressures to continue for fiscal 2013.
The backlog in the Heavy Civil Division was $297,439,000 as of April 30, 2012, compared to $308,118,000 as of January 31, 2012. We expect backlog to continue to decline in the short term due to our efforts to increase our bid margins and reduce the levels of low margin projects. While we are trying to increase our bid margins on new work, our current ongoing projects were bid over the last twelve to eighteen months and will be lower margin than new opportunities.

Geoconstruction Division	Three Months
	Ended April 30,
(in thousands)	2012	2011
Revenues	$24,205	$19,824
Equity in earnings of affiliates	1,932	126
Income before income taxes	2,181	429

Revenues increased in both our service operations and our equipment manufacturing operation in Italy, which increased revenues by $3,185,000. A combination of lower margin equipment sales and startup expenses for a large project in Florida produced flat earnings for our wholly owned businesses.  Equity in earnings of our affiliate in Brazil increased $1,806,000, primarily due to a large project at a river crossing in the Amazon.
The backlog in the Geoconstruction Division was $56,958,000 as of April 30, 2012, compared to $47,257,000 as of January 31, 2012.

Mineral Exploration Division	Three Months
	Ended April 30,
(in thousands)	2012	2011
Revenues	$70,567	$62,767
Equity in earnings of affiliates	5,830	4,543
Income before income taxes	19,731	17,246

Mineral Exploration Division revenues increased 12.4% for the three months ended April 30, 2012, as compared to the same period last year. Revenue improved across almost all operations, with the exception of West Africa, which was impacted by the ongoing political unrest in Mali.  Performance was particularly strong in Mexico, where revenue was $7,361,000 higher than a year ago.
Strong earnings in Mexico, up $5,456,000, and from our affiliates, up $1,287,000, were partially offset by decreased earnings in Africa as a result of the unrest.  Earnings were also negatively impacted by legal expenses, which were $659,000 higher than a year ago.

Energy Division	Three Months
	Ended April 30,
(in thousands)	2012	2011
Revenues	$3,022	$5,660
(Loss) income before income taxes	(1,642)	980

Energy Division revenues and earnings continue to be severely impacted by low natural gas prices in our market.  While prices are still above our cash cost of production, the division will continue to experience losses until prices improve.
Net gas production by the Energy Division for the three months ended April 30, 2012, was 1,030 MMcf, compared to 1,092 MMcf for the same period last year. The average net sales price on production for the three months ended April 30, 2012, was $2.04 per Mcf compared to $3.06 per Mcf for the same period last year. The net sales price excludes revenues generated from third party gas.

Other	Three Months
	Ended April 30,
(in thousands)	2012	2011
Revenues	$1,445	$1,057
Loss before income taxes	(617)	(490)

Other revenues and losses before income taxes are primarily from our small energy service operations and activity associated with expanding water related services to the energy markets.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $8,266,000 for the three months ended April 30, 2012, compared to $9,102,000 for the same period last year. The decrease was primarily due to a decrease of $482,000 in consulting fees related to systems integration and merger and acquisition projects.

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
The Company maintains unsecured $300,000,000 revolving credit facility (the “Credit Agreement”) which extends to March 25, 2016, as well as a private shelf agreement (the “Shelf Agreement”) whereby it can issue $150,000,000 in unsecured notes. The Shelf Agreement extends to July 8, 2021. No unsecured notes have been issued under the Shelf Agreement as of April 30, 2012.
Under the Credit Agreement, on April 30, 2012, there were letters of credit of $18,530,000 and $77,500,000 borrowings outstanding on the Credit Agreement resulting in available capacity of $203,970,000.

The Company’s Shelf Agreement and Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are a fixed charge coverage ratio and a maximum leverage ratio. Covenant levels and definitions are generally consistent between the two agreements. The Company was in compliance with its covenants as of April 30, 2012, and expects to remain in compliance through the term of the agreements.
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
As of April 30, 2012 and 2011, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
	April 30, 2012	April 30, 2012	April 30, 2011	April 30, 2011
Minimum fixed charge coverage ratio	2.66	1.50	2.58	1.50
Maximum leverage ratio	1.21	3.00	0.54	3.00

The Company’s working capital as of April 30, 2012 and April 30, 2011 was $156,546,000 and $133,921,000, respectively. The Company’s cash and cash equivalents as of April 30, 2012, were $47,159,000, compared to $41,916,000 as of January 31, 2012 and $47,312,000 as of April 30, 2011. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2013.

Operating Activities

Cash used in operating activities was $1,957,000 for the three months ended April 30, 2012 compared to $4,552,000 for the same period last year. While operating cash generated from earnings was less than a year ago, our seasonal working capital increase was less during the three month period this year compared to last year.

Investing Activities
The Company’s capital expenditures, net of disposals, of $16,286,000 for the three months ended April 30, 2012, were split between $15,266,000 to maintain and upgrade its equipment and facilities and $1,020,000 toward the Company’s unconventional oil and gas exploration and production. This compares to equipment spending of $15,870,000 and gas exploration and production spending of $745,000 in the same period last year. The Company expects to spend approximately $50 million over the remainder of the fiscal year.
For the three months ended April 30, 2011, the Company invested $8,855,000 for the Kansas and Colorado cured-in-place pipe operations of Wildcat Civil Services, a sewer rehabilitation contractor.

Financing Activities

For the three months ended April 30, 2012, the Company had net borrowings of $25,000,000 under its credit facilities. Borrowings were primarily used to fund the Company’s capital expenditures and seasonal working capital needs.
     During the three months ended April 30, 2012, the Company spent $2,743,000 to acquire the noncontrolling interest in its Mineral Exploration subsidiary in Brazil.

Critical Accounting Policies and Estimates

For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 31, 2012. There have been no changes to our critical accounting policies since January 31, 2012.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt, foreign exchange rates giving rise to translation and transaction gains and losses and fluctuations in the price of natural gas.

Interest Rate Risk

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2012 Form 10-K and Note 4 of this Form 10-Q. As of April 30, 2012, an instantaneous change in interest rates of one percentage point would impact the Company’s annual interest expense by approximately $841,000.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2012, Form 10-K and Notes 10 and 11 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of April 30, 2012, the Company did have any outstanding foreign currency option contracts.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. The Company estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $61,000 for the three months ended April 30, 2012. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

Commodity Price Risk

The Company is also exposed to fluctuations in the prices of oil and natural gas, which result from the sale of the Energy Division’s oil and unconventional gas production. The prices of oil and natural gas are volatile and the Company enters into fixed-price physical contracts, if available at attractive prices, to cover a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. The Company did not have any contracts in place at April 30, 2012.
The Company estimates that a ten percent change in the price of natural gas would have impacted income before income taxes by approximately $170,000 for the three months ended April 30, 2012.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2012, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2012, that have materially affected, or are they reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA and other applicable laws. In addition, disclosure of the subject matter of the investigation could adversely affect the Company's reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the agreements governing our debt instruments if such violation were to have a material adverse effect on the Company's business, assets, property, financial condition or prospects or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.  See Part I, Items 1A (Risk Factors) of our Form 10-K for the year ended January 31, 2012, for additional information.
In February 2012, we commenced preliminary discussions with the DOJ and SEC regarding the potential resolution of this matter. The discussions with the government are still at an early stage, and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company. In the fourth quarter of the fiscal year ended January 31, 2012, the Company accrued a $3.7 million liability representing the Company's initial estimate, based on, among other things, the results of its own internal investigation and an analysis of recent and similar FCPA settlements, of the amount that it may be required to disgorge to the SEC in estimated benefits, plus interest thereon. At the request of the SEC and DOJ, the Company has provided the agencies with additional information regarding possible alternative methods of estimating the benefits that the Company may have received, or intended to receive, from the payments in question. Accordingly, no assurance is made or can be given that the government will accept the Company’s estimated disgorgement amount. Investors are cautioned to not rely upon the presently accrued liability as accurately reflecting the ultimate amount that the Company may be required to pay as disgorgement and interest thereon.
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

ITEM 1A.  Risk Factors

There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2012.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

NOT APPLICABLE

ITEM 3.  Defaults Upon Senior Securities

NOT APPLICABLE

ITEM 4.  Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Quarterly Report.

ITEM 5.  Other Information

NONE

ITEM 6.  Exhibits

a)	Exhibits

31.1	-	Section 302 Certification of Chief Executive Officer of the Company.
31.2	-	Section 302 Certification of Chief Financial Officer of the Company.
32.1	-	Section 906 Certification of Chief Executive Officer of the Company.
32.2	-	Section 906 Certification of Chief Financial Officer of the Company.
95	-	Mine Safety Disclosures.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Layne Christensen Company
(Registrant)

DATE:	June 7, 2012	/s/ Rene Robichaud
Rene Robichaud, President
and Chief Executive Officer

DATE:	June 7, 2012	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer