Form 10-Q
period 2012-07-31
LAYNE CHRISTENSEN CO
filed 2012-09-10
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

_______________________________

Commission File Number 001-34195

Layne Christensen Company
(Exact name of registrant as specified in its charter)

Delaware	48-0920712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 Shawnee Mission Parkway, Mission Woods, Kansas	66205
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, includeing area code) (913) 362-0510

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

There were 19,845,876 shares of common stock, $.01 par value per share, outstanding on August 31, 2012.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

PART I

ITEM 1.  Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
(in thousands)	2012	2012
ASSETS	(unaudited)	(unaudited)

Current assets:
Cash and cash equivalents	$36,321	$41,916
Customer receivables, less allowance of $7,555 and $8,141, respectively	171,882	162,043
Costs and estimated earnings in excess of billings on uncompleted contracts	108,356	107,295
Inventories	45,561	35,392
Deferred income taxes	25,275	21,895
Income taxes receivable	8,407	4,137
Restricted deposits-current	3,026	3,143
Assets of discontinued operations, held for sale	16,731	-
Other	15,768	16,968
Total current assets	431,327	392,789

Property and equipment:
Land	15,169	17,155
Buildings	44,220	41,159
Machinery and equipment	528,994	478,896
Gas transportation facilities and equipment	-	40,995
Oil and gas properties	-	102,251
Mineral interests in oil and gas properties	-	21,374
	588,383	701,830
Less - Accumulated depreciation and depletion	(324,108)	(424,473)
Net property and equipment	264,275	277,357

Other assets:
Investment in affiliates	75,562	88,297
Goodwill	24,091	19,536
Other intangible assets, net	11,590	12,266
Restricted deposits-long term	2,860	443
Deferred income taxes	70	-
Other	21,892	15,148
Total other assets	136,065	135,690

Total assets	$831,667	$805,836

See Notes to Consolidated Financial Statements.
- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	July 31,	January 31,
(in thousands, except per share data)	2012	2012
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)	(unaudited)

Current liabilities:
Accounts payable	$95,072	$104,261
Current maturities of long term debt	10,678	7,450
Accrued compensation	45,265	48,573
Accrued insurance expense	12,871	12,596
Other accrued expenses	37,560	29,120
Acquisition escrow obligation-current	3,004	3,143
Liabilities of discontinued operations, held for sale	2,461	-
Income taxes payable	12,101	19,328
Billings in excess of costs and estimated earnings on uncompleted contracts	28,812	31,914
Total current liabilities	247,824	256,385

Noncurrent and deferred liabilities:
Long-term debt	109,040	52,716
Accrued insurance expense	14,592	14,018
Deferred income taxes	-	9,883
Acquisition escrow obligation-long term	2,860	443
Other	27,520	20,510
Total noncurrent and deferred liabilities	154,012	97,570
Contingencies

Stockholders' equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,810 and 19,669
shares issued and outstanding, respectively	198	197
Capital in excess of par value	350,475	351,057
Retained earnings	83,359	103,634
Accumulated other comprehensive loss	(6,732)	(6,223)
Total Layne Christensen Company stockholders' equity	427,300	448,665
Noncontrolling interests	2,531	3,216
Total equity	429,831	451,881

Total liabilities and stockholders' equity	$831,667	$805,836

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2012	2011	2012	2011
Revenues	$289,560	$289,310	$563,003	$551,021
Cost of revenues (exclusive of depreciation, depletion,
and amortization, shown below)	(230,458)	(228,572)	(449,774)	(426,403)
Selling, general and administrative expenses	(41,924)	(37,478)	(82,089)	(76,944)
Depreciation, depletion and amortization	(15,984)	(12,847)	(29,857)	(26,238)
Loss on remeasurement of equity investment	(7,705)	-	(7,705)	-
Equity in earnings of affiliates	6,360	7,836	14,122	12,505
Interest expense	(841)	(717)	(1,416)	(1,061)
Other income, net	1,870	1,266	2,979	8,182
Income from continuing operations before income taxes	878	18,798	9,263	41,062
Income tax expense	(3,639)	(7,892)	(7,127)	(17,151)
Net income (loss) from continuing operations	(2,761)	10,906	2,136	23,911
Net income (loss) from discontinued operations	(21,105)	272	(22,011)	899
Net income (loss)	(23,866)	11,178	(19,875)	24,810
Net income attributable to noncontrolling interests	(159)	(568)	(400)	(1,134)
Net income (loss) attributable to Layne Christensen Company	$(24,025)	$10,610	$(20,275)	$23,676

Earnings per share information attributable to
Layne Christensen shareholders:
Basic income (loss) per share - continuing operations	(0.15)	0.54	0.09	1.17
Basic income (loss) per share - discontinued operations	(1.08)	0.01	(1.13)	0.05
Basic income (loss) per share	$(1.23)	$0.55	$(1.04)	$1.22

Diluted income (loss) per share - continuing operations	(0.15)	0.53	0.09	1.16
Diluted income (loss) per share - discontinued operations	(1.08)	0.01	(1.11)	0.04
Diluted income (loss) per share	$(1.23)	$0.54	$(1.02)	$1.20

Weighted average shares outstanding - basic	19,473	19,453	19,473	19,449
Dilutive stock options and nonvested shares	-	204	313	223
Weighted average shares outstanding - dilutive	19,473	19,657	19,786	19,672

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands)	2012	2011	2012	2011
Net income (loss)	$(23,866)	$11,178	$(19,875)	$24,810
Other comprehensive income (loss):
Foreign currency translation adjustments
(net of tax of $184, $9, $263 and $369, respectively)	(904)	310	(509)	1,743
Other comprehensive income (loss)	(904)	310	(509)	1,743
Comprehensive income (loss)	(24,770)	11,488	(20,384)	26,553
Comprehensive income attributable to noncontrolling
interests (all attributable to net income)	(159)	(568)	(400)	(1,134)
Comprehensive income (loss) attributable to Layne
Christensen Company	$(24,929)	$10,920	$(20,784)	$25,419
See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except per share data)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Total
Balance January 31, 2011	19,540,033	$195	$347,307	$159,709	$(5,809)	$501,402	$2,522	$503,924
Net income				23,676		23,676	1,134	24,810
Other comprehensive income					1,743	1,743		1,743
Issuance of nonvested shares	193,188	2	(2)			-		-
Treasury stock purchased and subsequently
cancelled	(5,220)		(147)			(147)		(147)
Expiration of performance contingent
nonvested shares	(33,251)					-		-
Issuance of stock upon exercise of options	9,000		191			191		191
Income tax benefit on exercise of options			16			16		16
Income tax deficiency upon vesting of						-		-
restricted shares			(83)			(83)		(83)
Share-based compensation			2,228			2,228		2,228
Balance July 31, 2011	19,703,750	$197	$349,510	$183,385	$(4,066)	$529,026	$3,656	$532,682

Balance January 31, 2012	19,699,272	$197	$351,057	$103,634	$(6,223)	$448,665	$3,216	$451,881
Net income (loss)				(20,275)		(20,275)	400	(19,875)
Other comprehensive income (loss)					(509)	(509)		(509)
Issuance of nonvested shares	110,958	1	(1)			-		-
Income tax deficiency on forfeiture of options			(202)			(202)		(202)
Acquisition of noncontrolling interest			(2,656)			(2,656)	(87)	(2,743)
Distribution to noncontrolling interest						-	(998)	(998)
Share-based compensation			2,277			2,277		2,277
Balance July 31, 2012	19,810,230	$198	$350,475	$83,359	$(6,732)	$427,300	$2,531	$429,831

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months
	Ended July 31,
	(unaudited)
(in thousands)	2012	2011
Cash flow from operating activities:
Net income (loss)	$(19,875)	$24,810
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation, depletion and amortization	33,540	29,788
Loss on change in discontinued operations	32,589	-
Loss on remeasurement of equity investment	7,705	-
Deferred income taxes	(14,749)	3,802
Share-based compensation	2,277	2,228
Share-based compensation excess tax benefit	-	(16)
Equity in earnings of affiliates	(14,122)	(12,505)
Dividends received from affiliates	3,358	2,524
Gain from disposal of property and equipment	(1,292)	(8,080)
Changes in current assets and liabilities, net of effects of acquisitions:
Decrease (increase) in customer receivables	54	(11,369)
Decrease (increase) in costs and estimated earnings in excess
of billings on uncompleted contracts	1,873	(35,563)
Increase in inventories	(8,038)	(5,676)
(Increase) decrease in other current assets	(865)	3,074
Decrease in accounts payable and accrued expenses	(22,111)	(916)
Decrease in billings in excess of costs and
estimated earnings on uncompleted contracts	(4,472)	(9,450)
Other, net	1,768	(2,003)
Cash used in operating activities	(2,360)	(19,352)
Cash flow from investing activities:
Additions to property and equipment	(40,130)	(30,083)
Additions to gas transportation facilities and equipment	(58)	(29)
Additions to oil and gas properties	(1,511)	(1,526)
Additions to mineral interests in oil and gas properties	(102)	(95)
Acquisition of businesses, net of cash acquired	(15,224)	(8,855)
Proceeds from disposal of property and equipment	2,357	12,496
Deposit of cash into restricted accounts	-	(9,000)
Release of cash from restricted accounts	140	-
Distribution of restricted cash for prior year acquisitions	(140)	-
Cash used in investing activities	(54,668)	(37,092)
Cash flow from financing activities:
Borrowing under revolving loan facilities	59,500	63,284
Repayments under revolving loan facilities	(5,000)	(20,500)
Net decrease in notes payable	(3,101)	-
Principal payments under capital lease obligation	(63)	-
Acquisition of noncontrolling interest	(2,743)	-
Distribution to noncontrolling interests	(998)	-
Issuance of common stock upon exercise of stock options	-	191
Excess tax benefit on exercise of share-based instruments	-	16
Purchases and retirement of treasury stock	-	(147)
Cash provided by financing activities	47,595	42,844
Effects of exchange rate changes on cash	3,838	1,879
Net decrease in cash and cash equivalents	(5,595)	(11,721)
Cash and cash equivalents at beginning of period	41,916	44,985
Cash and cash equivalents at end of period	$36,321	$33,264

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

Presentation - The Company changed its method of presenting comprehensive income due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2011-05, “Presentation of Comprehensive Income”, during fiscal 2012. The change in presentation has been applied retrospectively to all periods presented.

As discussed further in Note 11, during the second quarter of fiscal 2013, the Company reclassified its Energy Division as a discontinued operation pending its sale, which is expected by the end of the fiscal year.

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

Oil and Gas Properties and Mineral Interests – The Company has followed the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, and salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Depletion expense was $2,160,000 and $2,070,000 for the six months ended July 31, 2012 and 2011, respectively. In accordance with the guidance in ASC Subtopic 360-10, the Company will no longer record depletion or depreciation of these assets as they are held for sale.
The Company was  required to review the carrying value of its oil and gas properties under the full cost accounting rules of the SEC (the “Ceiling Test”). The ceiling limitation is the estimated after-tax future net revenues from proved oil and gas properties discounted at 10%, plus the cost of properties not subject to amortization. If our net book value of oil and gas properties, less related deferred income taxes, is in excess of the calculated ceiling, the excess must be written off as an expense. Application of the Ceiling Test requires pricing future revenues at the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of reporting period, unless prices are defined by contractual arrangements, such as fixed-price physical delivery forward sales contracts, when held. Unproved oil and gas properties are not amortized, but are assessed for impairment either individually or on an aggregated basis using a comparison of the carrying values of the unproved properties to net future cash flows.

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

Intangible Assets - Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from 2 to 35 years. The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

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

Restricted Deposits - Restricted deposits consist of escrow funds associated with acquisitions.

Allowance for Uncollectible Accounts Receivable - The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and also considers a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at July 31, 2012 and January 31, 2012, because of the relatively short maturity of those instruments. See Note 4 for disclosure regarding the fair value of indebtedness of the Company, Note 5 for disclosure regarding the fair value of derivative instruments and Note 7 for other fair value disclosures.

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

Share-based Compensation - The Company recognizes all share-based instruments in the financial statements and utilizes a fair-value measurement of the associated costs. As of July 31, 2012, the Company had unrecognized compensation expense of $6,280,000 to be recognized over a weighted average period of 2.4 years. For all share-based awards granted after February 1, 2012, the Company determines the fair value of share-based compensation granted in the form of stock options using a lattice valuation model.  Previously, the Black-Scholes model was used.  The Company believes the lattice valuation model will produce a more accurate valuation of its compensation grants as it incorporates additional parameters of grants.  The change did not have a material effect on the consolidated financial statements.
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

As of July 31 and January 31, 2012, the total amount of unrecognized tax benefits recorded was $15,904,000 and $13,322,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of July 31 and January 31, 2012, the total amount of accrued income tax-related interest and penalties included in the balance sheet (recorded in other accrued expenses) was $9,147,000 and $6,810,000, respectively.

Earnings Per Share - Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. Options to purchase 1,400,216 and 1,108,766 shares have been excluded from weighted average shares in the three and six months ended July 31, 2012, respectively, as their effect was antidilutive. A total of 661,091 and 329,977 nonvested shares have been excluded from weighted average shares in the three and six months ended July 31, 2012, respectively, as their effect was antidilutive. Options to purchase 370,433 and 290,433 shares have been excluded from weighted average shares in the three and six months ended July 31, 2011, respectively, as their effect was antidilutive. A total of 193,688 nonvested shares have been excluded from weighted average shares in the three and six months ended July 31, 2011, as their effect was antidilutive.

Supplemental Cash Flow Information - The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Six Months
	Ended July 31,
(in thousands)	2012	2011
Income taxes	$8,599	$11,695
Interest	1,259	772
Noncash investing and financing activities:
Accrued capital additions	70	3,883
Accrued purchase price adjustment	2,323	-
Deferred debt issuance costs	-	1,700

During the six months ended July 31, 2011, the Company deferred $1,700,000 debt issuance costs against the borrowing capacity of its $300,000,000 credit facility. These costs will be amortized over the life of the credit facility agreement. See Note 4 for further discussion of the Company’s credit facility agreement.

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

2.  Acquisitions
Fiscal Year 2013

On May 30, 2012, the Company acquired the remaining 50% of Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). We expect Diberil to expand our geoconstruction capabilities into the Brazil market as well as serve as a platform for further expansion into South America. The aggregate purchase price for the remaining 50% of Diberil of  $16,150,000 was comprised of cash  ($2,422,000 of which was placed in escrow to secure certain representations, warranties and indemnifications). The Company acquired the initial 50% interest in Diberil on July 15, 2010. In accordance with accounting guidance in moving Diberil to a fully consolidated basis, the Company remeasured the previously held equity investment to fair value and recognized a loss of $7,705,000 during the period. The fair value of the 50% noncontrolling interest was estimated to be $15,794,000 at the time of the adjustment. The fair value assessment was determined based on various valuation techniques, including our current transaction, adjusted for an assumed control premium.
Acquisition related costs of $228,000 were recorded as an expense in the periods in which the costs were incurred. The preliminary purchase price allocation was based on an assessment of the fair value of the assets and liabilities acquired, using the Company’s internal operational assessments and other analyses, which are Level 3 measurements. The purchase price allocation is provisional pending completion of further valuation analyses. Revisions will be recorded by the Company as adjustments to the purchase price allocation.

Based on the Company’s preliminary allocations of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the closing date:

(in thousands)	Diberil
Working capital	$(3,557)
Property and equipment	33,000
Goodwill	4,555
Other intangible assets	1,400
Other assets	9,697
Other noncurrent liabilities	(10,828)
Total purchase price	$34,267

The $4,555,000 of goodwill was assigned to the Geoconstruction Division at the time of acquisition. The purchase price in excess of the value of Diberil’s net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from synergies as these acquired operations are integrated with the Company’s existing operations. Goodwill associated with the acquisition is expected to be deductible for tax purposes.
The Diberil purchase agreement also provided for a purchase price adjustment based on the levels of working capital and debt at closing.  The adjustment resulted in an additional purchase price of $2,323,000, which will be paid during the quarter ending October 31, 2012.
The total purchase price above consists of the $16,150,000 cash purchase price, the $2,323,000 purchase price adjustment, and the $15,794,000 adjusted basis of our existing investment in Diberil.
The results of operations of Diberil have been included in the Company’s consolidated statements of operations commencing on the closing date.  Including its consolidated and equity basis results, Diberil contributed $2,258,000 and $4,190,000 of income before income taxes during the three and six months ended July 31, 2012, respectively, compared to $799,000 and $925,000 for the three and six months ended July 31, 2011, respectively.
Assuming the remaining 50% of Diberil had been acquired at the beginning of each period, the unaudited pro forma consolidated revenues, net income (loss), and net income (loss) per share of the Company would be as follows:

	Three Months	Three Months	Six Months	Six Months
	Ended July 31,	Ended July 31,	Ended July 31,	Ended July 31,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues	$303,194	$300,542	$593,207	$572,270

Net income (loss)	(22,305)	11,696	(16,379)	25,178

Basic income (loss) per share	$(1.15)	$0.60	$(0.84)	$1.29
Diluted income (loss) per share	$(1.15)	$0.60	$(0.83)	$1.28

On March 5, 2012, the Company acquired the remaining shares in Layne do Brazil, which were previously held by noncontrolling interests. The shares were acquired for cash payments totaling $2,743,000. In conjunction with the acquisition, the Company eliminated noncontrolling interests of $87,000 and recorded an adjustment to equity of $2,656,000 in accordance with ASC Topic 810.

Fiscal Year 2012

On February 28, 2011, the Company acquired the Kansas and Colorado cured-in-place pipe (“CIPP”) operations of Wildcat Civil Services (“Wildcat”), a sewer rehabilitation contractor. The acquisition furthered the Company’s expansion and geographic reach of its Inliner group westward. The aggregate purchase price for Wildcat of $8,855,000 was comprised of cash ($442,000 of which was placed in escrow to secure certain representations, warranties and indemnifications).
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
In fiscal year 2011, we acquired certain assets of Intevras Technologies, LLC (“Intevras”).  In addition to the Intevras cash purchase price, there is contingent consideration up to a maximum of $10,000,000 (the “Intevras Earnout Amount”), which is based on a percentage of revenues earned on Intevras products and fixed amounts per barrel of water treated by Intevras products during the 60 months following the acquisition. In accordance with accounting guidance, the Company treated the Intevras Earnout Amount as contingent consideration and estimated the liability at fair value as of the acquisition date and included such consideration as a component of total purchase price. The potential undiscounted amount of all future payments that the Company could be required to make under the agreement is between $0 and $10,000,000. The fair value of the contingent consideration arrangement was estimated by applying a market approach. That measure is based on significant inputs that are not observable in the market, also referred to as Level 3 inputs. Key assumptions include a discount rate of 41.2% and an estimated level of annual revenues of Intevras ranging from $1,500,000 to $6,100,000. As of July 31, 2012, the Intevras Earnout Amount was reassessed and, based on our estimates of the likelihood of future revenues subject to the earnout provisions, assigned no value.

3.  Goodwill and Other Intangible Assets

Other intangible assets consist of the following:

	July 31, 2012			January 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$9,250	$(3,482)	14	$10,950	$(4,855)	14
Customer/contract-related	3,740	(2,137)	2	2,340	(1,526)	2
Patents	4,616	(2,685)	15	4,616	(1,372)	12
Non-competition agreements	680	(198)	6	705	(165)	6
Other	2,949	(1,143)	12	2,449	(876)	13
Total intangible assets	$21,235	$(9,645)		$21,060	$(8,794)

Total amortization expense for other intangible assets was $1,865,000 and $874,000 for the three months ended July 31, 2012 and 2011, respectively and $2,577,000 and $2,456,000 for the six months ended July 31, 2012 and 2011, respectively.

The carrying amount of goodwill attributed to each operating segment was as follows:

(in thousands)	Water Resources	Inliner	Heavy Civil	Geoconstruction	Mineral Exploration	Energy	Other	Total
Balance January 31, 2012	$-	$8,915	$-	$10,621	$-	$-	$-	$19,536
Additions	-	-	-	4,555	-	-	-	4,555
Balance July 31, 2012	$-	$8,915	$-	$15,176	$-	$-	$-	$24,091
Accumulated goodwill
impairment losses	$(17,084)	$(23,130)	$(44,551)	$-	$(20,225)	$(950)	$(445)	$(106,385)

4.   Indebtedness

On July 8, 2011, the Company entered into a private shelf agreement (the “Shelf Agreement”) whereby it can issue $150,000,000 in unsecured notes before July 8, 2021.  No unsecured notes have been issued under the Shelf Agreement as of July 31, 2012. The Company issued $20,000,000 of notes under a previous shelf agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes had a fixed interest rate of 5.40% and the final payment of $6,667,000 was made on September 29, 2011.
On March 25, 2011, the Company entered into a new revolving credit facility (the “Credit Agreement”) which contains a revolving loan commitment of $300,000,000, less any outstanding letter of credit commitments (which are subject to a $100,000,000 sublimit). The unsecured $300,000,000 facility extends to March 25, 2016, and replaces the Company’s prior credit agreement, which was terminated. The Credit Agreement was entered into to extend the expiration period of the Company’s debt facilities and increase borrowing capacity. The Company funded $1,700,000 of debt issuance costs through borrowings under its Credit Agreement. These costs will be amortized over the life of the agreement.
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.25% to 2.25%, or a base rate as defined in the Credit Agreement, plus up to 1.25%, each depending on the Company’s leverage ratio. On July 31, 2012, there were letters of credit of $22,713,000 and borrowings of $107,000,000 outstanding on the Credit Agreement resulting in available capacity of $170,287,000.
The Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage and leverage ratio. Additionally, the Company must maintain a minimum tangible net worth under the Shelf Agreement. The Company was in compliance with its covenants as of July 31, 2012, and expects to remain in compliance through the term of the agreements.

Debt outstanding as of July 31, 2012, and January 31, 2012, whose carrying value approximates fair value, was as follows:

	July 31,	January 31,
(in thousands)	2012	2012
Credit agreement	$107,000	$52,500
Capital lease obligations	2,124	300
Short-term notes payable	10,594	7,366
Total debt	119,718	60,166
Less notes payable and current maturities of long-term debt	(10,678)	(7,450)
Total long-term debt	$109,040	$52,716

5.  Derivatives

The Company’s Energy Division is exposed to fluctuations in the price of natural gas and periodically enters into fixed-price physical delivery contracts to manage natural gas price risk for a portion of its production, if available at attractive prices. As of July 31, 2012 and January 31, 2012 the Company held no such contracts.
The Company has entered into physical delivery contracts in order to facilitate normal recurring sales with our natural gas purchasing counterparty. As of July 31, 2012, the Company had committed to deliver a total of 1,104,000 million British Thermal Units (“MMBtu”) of natural gas through October 2012. The contract price resets daily based on a weighted average price of the reported trades for deliveries on the following day.
Additionally, the Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of July 31, 2012 and January 31, 2012 the Company held no such contracts.

6.  Other Income, Net

Other income, net consisted of the following for the three and six months ended July 31, 2012 and 2011:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2012	2011	2012	2011
Gain from disposal of property and equipment	$863	$2,438	$1,210	$8,080
Gain on sale of investment securities	-	-	-	996
Interest income	73	36	123	58
Currency exchange gain (loss)	374	(793)	960	(593)
Other	560	(415)	686	(359)
Total	$1,870	$1,266	$2,979	$8,182

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

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value are presented below as of July 31, 2012 and January 31, 2012:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
July 31, 2012
Financial Assets:
Restricted deposits held at fair value	$5,886	$5,886	$-	$-
Net assets of discontinued operations, held for sale(1)	$14,270	$-	$-	$15,000

January 31, 2012
Financial Assets:
Restricted deposits held at fair value	$3,586	$3,586	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(2)	$541	$-	$-	$541
(1)
In accordance with Subtopic 360-10, long-lived net assets held for sale with a carrying amount of $46,859,000 were written down to their fair value of $15,000,000, less costs to sell of $730,000, resulting in a loss of $32,589,000, which was included in discontinued operations for the period. In accordance with ASC 820, these net assets are measured at fair value on a nonrecurring basis, but are subject to fair value adjustments under certain circumstances (e.g. when a potential impairment event is indicated).

(2)
The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach. Key assumptions include a discount rate of 41.2% and annual revenues of acquired businesses ranging from $1,500,000 to $6,100,000 over the life of the earnout. As of July 31, 2012, the contingent earnout was reassessed and, based on our estimates of the likelihood of future revenues subject to the earnout provisions, assigned no value.

8.  Stock and Stock Option Plans

The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of July 31, 2012, there were 464,740 shares which remain available to be granted under the plans as stock options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. For the six months ended July 31, 2012, the Company granted 110,958 restricted shares which, in general, ratably vest over periods of one to four years from the grant date.
The Company recognized $2,277,000 and $2,228,000 of compensation cost for these share-based plans during the six months ended July 31, 2012 and 2011, respectively. Of these amounts, $953,000 and $685,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $888,000 and $869,000 for the six months ended July 31, 2012 and 2011, respectively.
A summary of nonvested share activity for the six months ended July 31, 2012, is as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at January 31, 2012	226,919	$29.94
Granted	110,958	23.81
Vested	(7,900)	21.35
Canceled	-	-
Nonvested stock at July 31, 2012	329,977	28.27	$6,623

Significant option groups outstanding at July 31, 2012, related exercise price and remaining contractual term were as follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Months)
6/04	20,000	20,000	$16.60	23
6/04	60,076	60,076	16.65	23
6/05	10,000	10,000	17.54	35
9/05	104,707	104,707	23.05	38
1/06	173,981	173,981	27.87	42
6/06	80,000	80,000	29.29	47
6/07	65,625	65,625	42.26	59
7/07	25,500	25,500	42.76	60
2/08	72,439	72,439	35.71	66
1/09	6,000	6,000	24.01	77
2/09	196,794	196,791	15.78	78
2/09	4,580	4,580	15.78	78
6/09	106,146	106,146	21.99	82
6/09	2,472	2,472	21.99	82
2/10	80,149	53,429	27.79	90
2/10	2,721	2,721	25.44	90
2/11	96,732	32,233	33.10	102
3/11	1,312	437	34.50	104
6/11	2,096	698	28.71	106
7/11	17,893	5,963	29.31	108
2/12	180,344	10,140	24.32	114
4/12	74,172	-	21.77	116
7/12	16,477	-	20.89	119
	1,400,216	1,033,938

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $10.98  and $18.70 for the six months ended July 31, 2012 and 2011, respectively. The fair value was based on an expected life of approximately six years, no dividend yield, an average risk-free rate of 1.31% and 1.84%, respectively, and assumed volatility of all options outstanding are expected to be 55%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. Transactions for stock options for the six months ended July 31, 2012, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at January 31, 2012	1,133,211	$26.12	5.8	$2,244
Granted	270,993	23.41		-
Forfeited	(3,988)	50.06		-
Outstanding at July 31, 2012	1,400,216	25.53	6.1	1,468

Exercisable at January 31, 2012	860,756	26.11	5.0	1,710
Exercisable at July 31, 2012	1,033,938	25.49	5.1	1,464

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

9.  Investment in Affiliates

The Company’s investments in affiliates are carried at the fair value of the investment consideration at the date acquired, plus the Company’s equity in undistributed earnings from that date. These affiliates are engaged in mineral exploration drilling, infrastructural construction and the manufacture and supply of drilling equipment, parts and supplies.

Percentage Owned
Christensen Chile, S.A. (Chile)	50.00%
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Boytec, S.A. (Panama)	50.00
Plantel Industrial S.A. (Chile)	50.00
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)	50.00
Geoductos Chile, S.A. (Chile)	50.00
Boytec, S.A. (Colombia)	50.00
Centro Internacional de Formacion S.A. (Chile)	50.00
Diamantina Christensen Trading (Panama)	42.69
Boyles Bros. do Brasil Ltd. (Brazil)	40.00
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boyles Bros., Diamantina, S.A. (Peru)	29.49
Mining Drilling Fluids (Panama)	25.00
Geoestrella S.A. (Chile)	25.00

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on the Company’s investment and results of operations are not significant. Summarized financial information of the affiliates, including Diberil and its subsidiaries up to the date of acquisition of the remaining 50% equity interest, was as follows:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2012	2011	2012	2011
Income statement data:
Revenues	$146,748	$137,822	$259,898	$246,507
Gross Profit	30,977	32,982	65,373	57,060
Operating Income	18,706	22,735	40,237	38,195
Net Income	14,013	17,205	30,814	27,716

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

During fiscal year 2012, the Company changed its reporting segments in connection with the transition to new leadership, reporting relationships and our new One Layne strategy. The Company previously reported segment information under three reporting segments including the Water Infrastructure Group, Mineral Exploration Division and Energy Division. The Company’s  reporting segments now include the Water Resources Division, Inliner Division, Heavy Civil Division, Geoconstruction Division, Mineral Exploration Division and Energy Division. The reporting segment information for prior periods has been recast to match the new reporting segment structure. As discussed in Note 11, the Energy division is now considered a discontinued operation and excluded from the Company’s segment disclosures. The Company’s segments are defined as follows:

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

Other

Other includes our Layne Energy Services initiative of expanding water related services to the energy markets and any other specialty operations not included in one of the other divisions.

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

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2012	2011	2012	2011
Revenues
Water Resources	$70,633	$72,424	$140,620	$136,776
Inliner	35,199	31,593	69,567	60,648
Heavy Civil	76,380	92,116	149,251	176,772
Geoconstruction	35,187	23,290	59,392	43,114
Water Infrastructure Group	217,399	219,423	418,830	417,310
Mineral Exploration	70,424	68,997	140,991	131,764
Other	1,737	890	3,182	1,947
Total revenues	$289,560	$289,310	$563,003	$551,021

Equity in earnings of affiliates
Geoconstruction	$1,556	$799	$3,488	$925
Mineral Exploration	4,804	7,037	10,634	11,580
Total equity in earnings of affiliates	$6,360	$7,836	$14,122	$12,505

Income (loss) from continuing operations before income taxes
Water Resources	$3,194	$4,443	$4,651	$14,044
Inliner	3,221	2,649	5,136	5,385
Heavy Civil	(8,843)	(1,925)	(16,145)	322
Geoconstruction	(2,797)	4,477	(616)	4,906
Water Infrastructure Group	(5,225)	9,644	(6,974)	24,657
Mineral Exploration	16,467	18,819	36,319	36,065
Other	(1,220)	(779)	(1,979)	(1,330)
Unallocated corporate expenses	(8,303)	(8,169)	(16,687)	(17,269)
Interest expense	(841)	(717)	(1,416)	(1,061)
Total income from continuing operations before income taxes	$878	$18,798	$9,263	$41,062

Product Line Revenue Information
Water systems	$53,220	$53,266	$107,891	$101,818
Water treatment technologies	14,770	13,729	26,122	25,753
Sewer rehabilitation	35,199	31,593	69,567	60,648
Water and wastewater plant construction	30,716	58,007	64,838	114,655
Pipeline construction	35,034	27,027	66,266	49,432
Soil stabilization	44,538	28,567	76,308	53,497
Environmental and specialty drilling	1,432	6,414	4,812	10,841
Exploration drilling	72,266	70,037	143,691	133,071
Other	2,385	670	3,508	1,306
Total revenues	$289,560	$289,310	$563,003	$551,021

Geographic Information
Revenue
United States	$232,122	$229,403	$446,840	$440,379
Africa/Australia	27,733	27,566	55,102	54,284
Mexico	18,922	13,915	37,938	25,377
Other foreign	10,783	18,426	23,123	30,981
Total revenues	$289,560	$289,310	$563,003	$551,021

11.  Discontinued Operations

The Company has continued to explore strategic alternatives for its Energy Division. After weighing alternatives, during the second quarter of fiscal 2013, the Company authorized the sale of the division and entered into negotiations for the sale of substantially all of the Energy Division assets to a third party. The sale is expected to be completed before the end of the Company’s fiscal year. As of July 31, 2012, the Company considered the Energy Division as a discontinued operation and reflected it as such in the consolidated financial statements. We also recorded a loss of $32,589,000 as of July 31, 2012 based on the difference between its carrying value as a continuing operation and the expected selling price, less costs to sell. The loss is based on our current estimates of the selling price and expenses. The tax benefit recorded related to this loss was $12,541,000. To the extent these amounts change in consummating a sale, further gain or loss will be recorded. Major classes of assets and liabilities of the Energy Division reported as held for sale in the accompanying consolidated balance sheet are as follows:

July 31,
(in thousands)	2012
Cash and cash equivalents	$27
Inventories	395
Property and equipment:
Buildings	194
Machinery and equipment	2,261
Gas transportation facilities and equipment	33,004
Mineral interests in oil and gas properties	17,266
Oil and gas properties	83,420
136,145
Less Accumulated depreciation and depletion	(119,836)
Net property and equipment	16,309
Total assets	$16,731

Other liabilities	$2,461

The financial results of discontinued operations are as follows:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2012	2011	2012	2011
Revenues	$3,042	$5,742	$6,064	$11,402
Income (loss) before income taxes	(34,343)	455	(35,845)	1,494
Income tax benefit (expense)	13,238	(183)	13,834	(595)
Net income (loss) from discontinued operations	(21,105)	272	(22,011)	899

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
In February 2012, we commenced preliminary discussions with the DOJ and SEC regarding the potential resolution of this matter. Discussions with the government are ongoing, and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company. In the fourth quarter of the year ended January 31, 2012, the Company accrued a $3,715,000 liability representing the Company's initial estimate, based on, among other things, the results of its own internal investigation and an analysis of recent and similar FCPA settlements, of the amount that it may be required to disgorge to the SEC in estimated benefits, plus interest thereon. At the request of the SEC and DOJ, the Company has provided the agencies with additional information regarding possible alternative methods of estimating the benefits that the Company may have received, or intended to receive, and interest from the payments in question. Accordingly, no assurance is made or can be given that the government will accept the Company’s estimated disgorgement and interest amount. Investors are cautioned to not rely upon the presently accrued liability as accurately reflecting the ultimate amount that the Company may be required to pay as disgorgement and interest thereon.
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

Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne Christensen Company, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in connection with—our consolidated financial statements and the accompanying notes thereto included under Part I Item 1 of this report.  MD&A should also be read in conjunction with our consolidated financial statements as of January 31, 2012, and for the year then ended, and the related MD&A, both of which are contained in our Form 10-K for the year ended January 31, 2012.  MD&A includes the following sections:

●	Our Business—a general description of our business and key fiscal 2013 events.
●	Consolidated Review of Operations—an analysis of our consolidated results of operations for the three and six months ended July 31, 2012.
●
Operating Segment Review of Operations—an analysis of our results of operations for the three and six months ended July 31, 2012, as presented in our consolidated financial statements for our reporting segments:  Water Resources Division, Inliner Division, Heavy Civil Division, Geoconstruction Division, and Mineral Exploration Division.

●	Liquidity and Capital Resources—an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.
●
Critical Accounting Policies—a discussion of changes to our critical accounting policies in the current period that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business

Layne is a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. The Company’s operational and organizational structure is divided into five divisions based on primary service lines. Each division is comprised of individual district offices, which primarily offer similar services and serve similar markets. Periodically, individual offices within a division may perform services that are normally provided by another division. When that happens, the results of those services are recorded in the originating offices’ own division. For example, if a Mineral Exploration Division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration Division rather than the Water Resources Division. See Note 10 to the consolidated financial statements for a discussion of the Company’s segments and the changes to the segments in FY2012.

Key Fiscal 2013 Events

●
Margins in all of our Water Infrastructure businesses have continued to decline, producing an overall cost of revenues as a percentage of revenue for the businesses of 86% as compared to 81% a year ago. The Company’s Heavy Civil Division has been particularly hard hit by margin declines due to lower prices in the municipal bid market as well as delays and cost overruns. For the second quarter of fiscal 2013, Heavy Civil Division’s revenues have decreased 17.1% compared to second quarter last year, and the division has experienced a pre-tax loss. We believe the municipal bid market has been impacted by the entry of a large number of competitors which have traditionally served other markets, but are now seeking municipal work to keep equipment and personnel utilized.

●
For the second quarter of fiscal 2013, revenues in our Mineral Exploration Division have increased 2.1%, although pre-tax earnings have decreased 12.5% compared to last year due to a temporary mine shut down by a client of one of our affiliates in South America and inefficiencies from moving equipment between job sites.

●
On May 30, 2012, the Company acquired the remaining 50% of Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay) for $18,473,000. Diberil, with operations in Sao Paulo, Brazil, and Montevideo, Uruguay, is one of the largest providers of specialty foundation and specialized marine geotechnical services in South America. In conjunction with the acquisition of the remaining 50% equity interest and recording the operation on a fully consolidated basis, the Company remeasured the previously held equity investment in Diberil to fair value and recognized a loss of $7,705,000 during the period. The fair value of the 50% noncontrolling interest was estimated to be $15,794,000 based on the acquisition price of the remaining 50% interest.

●
During the second quarter of fiscal 2013, the Company reclassified its Energy Division as a discontinued operation pending its sale, which is expected by the end of the fiscal year. Results of the Energy Division were a loss on discontinued operations (net of tax) of $21,105,000 and $22,011,000 for the three and six months ended July 31, 2012, respectively, including a pretax loss of $32,589,000 to adjust the net assets of the division to fair value, less costs to sell.

Consolidated Review of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of operations bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

	Three Months		Six Months		Period-to-Period
	Ended July 31,		Ended July 31,		Change
	2012	2011	2012	2011	Three	Six
Revenues:					Months	Months
Water Resources	24.4%	25.0%	25.0%	24.8%	(2.5)%	2.8%
Inliner	12.2	10.9	12.4	11.0	11.4	14.7
Heavy Civil	26.4	31.8	26.5	32.1	(17.1)	(15.6)
Geoconstruction	12.2	8.1	10.5	7.8	51.1	37.8
Water Infrastructure Group	75.2	75.8	74.4	75.7	(0.9)	0.4
Mineral Exploration	24.3	23.8	25.0	23.9	2.1	7.0
Other	0.5	0.4	0.6	0.4	95.2	63.4
Total net revenues	100.0%	100.0%	100.0%	100.0%	0.1	2.2
Cost of revenues	(79.6)%	(79.0)%	(79.9)%	(77.4)%	0.8	5.5
Selling, general and administrative expenses	(14.5)	(13.0)	(14.6)	(14.0)	11.9	6.7
Depreciation, depletion and amortization	(5.5)	(4.4)	(5.3)	(4.8)	24.4	13.8
Loss on remeasurement of equity investment	(2.7)	-	(1.4)	-	*	*
Equity in earnings of affiliates	2.2	2.7	2.5	2.3	(18.8)	12.9
Interest expense	(0.3)	(0.2)	(0.3)	(0.2)	17.3	33.5
Other (expense) income, net	0.6	0.4	0.6	1.6	47.7	(63.6)
Income from continuing operations before income taxes	0.2	6.5	1.6	7.5	(95.3)	(77.4)
Income tax expense	(1.3)	(2.7)	(1.3)	(3.2)	(53.9)	(58.4)
Net income (loss) from continuing operations	(1.1)	3.8	0.3	4.3	(125.3)	(91.1)
Net income (loss) from discontinued operations	(7.3)	0.1	(3.9)	0.2	*	*
Net income (loss)	(8.4)	3.9	(3.6)	4.5	*	*
Net income attributable to noncontrolling interests	(0.1)	(0.2)	(0.1)	(0.2)	(72.0)	(64.7)
Net income (loss) attributable to Layne Christensen Company	(8.5)	3.7	(3.7)	4.3	*	*
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

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2012	2011	2012	2011
Revenues
Water Resources	$70,633	$72,424	$140,620	$136,776
Inliner	35,199	31,593	69,567	60,648
Heavy Civil	76,380	92,116	149,251	176,772
Geoconstruction	35,187	23,290	59,392	43,114
Water Infrastructure Group	217,399	219,423	418,830	417,310
Mineral Exploration	70,424	68,997	140,991	131,764
Other	1,737	890	3,182	1,947
Total revenues	$289,560	$289,310	$563,003	$551,021
Equity in earnings of affiliates
Geoconstruction	$1,556	$799	$3,488	$925
Mineral Exploration	4,804	7,037	10,634	11,580
Total equity in earnings of affiliates	$6,360	$7,836	$14,122	$12,505
Income (loss) from continuing operations before income taxes
Water Resources	$3,194	$4,443	$4,651	$14,044
Inliner	3,221	2,649	5,136	5,385
Heavy Civil	(8,843)	(1,925)	(16,145)	322
Geoconstruction	(2,797)	4,477	(616)	4,906
Water Infrastructure Group	(5,225)	9,644	(6,974)	24,657
Mineral Exploration	16,467	18,819	36,319	36,065
Other	(1,220)	(779)	(1,979)	(1,330)
Unallocated corporate expenses	(8,303)	(8,169)	(16,687)	(17,269)
Interest expense	(841)	(717)	(1,416)	(1,061)
Total income from continuing operations before income taxes	$878	$18,798	$9,263	$41,062

Revenues increased $250,000, or 0.1%, to $289,560,000, for the three months ended July 31, 2012, and $11,982,000 or 2.2%, to $563,003,000 for the six months ended July 31, 2012, as compared to the same periods last year. On a year-to-date basis, revenues increased in all divisions except for Heavy Civil and Water Resources. A further discussion of results of operations by division is presented below.
Cost of revenues increased $1,886,000 or 0.8% to $230,458,000 (79.6% of revenues) and $23,371,000 or 5.5% to $449,774,000 (79.9% of revenues) for the three and six months ended July 31, 2012, compared to $228,572,000 (79.0% of revenues) and $426,403,000 (77.4% of revenues) for the same periods last year. Margin pressures across most divisions, especially those exposed to the municipal sector, and cost overruns in Heavy Civil have increased cost of revenues as a percentage of revenues for the three and six months ended July 31, 2012, and, in addition for the six months, not being able to replace higher margins from the Afghanistan project.
Selling, general and administrative expenses increased 11.9% to $41,924,000 and 6.7% to $82,089,000 for the three and six months ended July 31, 2012, compared to $37,478,000 and $76,944,000 for the same periods last year. The increases were primarily due to additional expenses of $3,487,000 and $5,182,000 from legal and professional fees and $1,245,000 and $1,433,000 of increased compensation costs for the three and six months, respectively, partially offset by reduction in various other expense categories.
Depreciation, depletion and amortization increased 24.4% to $15,984,000 and 13.8% to $29,857,000 for the three and six months ended July 31, 2012, compared to $12,847,000 and $26,238,000 for the same periods last year.  The increases were primarily the result of additional assets from acquisitions and property additions.
During the second quarter of fiscal 2013, the Company acquired the remaining 50% interest in Diberil, a company previously accounted for on the equity method basis. In accordance with accounting guidance in moving the company to a fully consolidated basis, the Company remeasured the previously held equity investment to fair value and recognized a non-cash loss of $7,705,000 million during the period. The fair value of the initial 50% noncontrolling interest was estimated to be $15,794,000 at the time of the adjustment.
Equity in earnings of affiliates decreased 18.8% to $6,360,000 and increased 12.9% to $14,122,000 for the three and six months ended July 31, 2012, compared to $7,836,000 and $12,505,000 for the same periods last year. The year-to-date increase reflects the impact of an improved minerals exploration market in Latin America, primarily for copper and gold in Chile and Peru as well as good performance on a river crossing project in the Amazon by our Geconstruction affiliate. The decrease for the three months is primarily due to decreased earnings at our affiliate operations in Mineral Exploration due to a temporary mine shutdown by one of our clients and inefficiencies caused by transferring equipment between sites.
Interest expense increased to $841,000 and $1,416,000 for the three and six months ended July 31, 2012, compared to $717,000 and $1,061,000 for the same periods last year, the result of increased borrowings on our credit facilities to fund capital expenditures, acquisitions and seasonal working capital needs.

Other income, net for the three months ended July 31, 2012, consisted primarily of gains of $863,000 on the sale of equipment, an adjustment of $541,000 for the expected earnout liability on a prior acquisition, and foreign exchange gains of $374,000. Other income, net for the six months ended July 31, 2012, consisted primarily of a combination of gains on equipment sales of $1,210,000, an adjustment of $541,000 for the expected earnout liability on prior acquisition, and foreign exchange gains of $960,000.
Income tax expense of $3,639,000 and $7,127,000 was recorded for the three and six months ended July 31, 2012, respectively, compared to $7,892,000 and $17,151,000 for the same periods last year. There was no income tax benefit recorded on the loss noted above associated with our equity investment. Accordingly, the effective income tax rates for the three and six months ended July 31, 2012, are unusually high. Absent the equity loss, the effective rates for the three and six months would have been 42.4% and 42.0%, respectively. The effective rate in excess of the statutory federal rate for the periods was due primarily to the impact of nondeductible expenses and the tax treatment of certain foreign operations.
.
Operating Segment Review of Operations

Water Resources Division	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2012	2011	2012	2011
Revenues	$70,633	$72,424	$140,620	$136,776
Income before income taxes	3,194	4,443	4,651	14,044

Water Resources Division revenues decreased $1,791,000, or 2.5%, for the three months ended July 31, 2012, and increased $3,844,000, or 2.8%, for the six months ended July 31, 2012, from the same periods last year.
The decline in revenues for the three months was due mainly to softness in municipal markets, offset by better performance in drought affected areas of the U.S. The decline in income before income taxes for the three month period was primarily the result of margins on contracts which have replaced our previous Afghanistan project, a negative impact of approximately $2,693,000.
The increase in revenues for the six months was due mainly to the noted strong results in drought affected areas of the U.S. and revenues on contracts which have replaced Afghanistan, which have offset our efforts to pursue higher margin work in other regions. Income before income taxes for the six months ended July 31, 2011, included a gain on the sale of a facility in Fontana, California of $5,052,000 and margin on our Afghanistan project of $5,873,000. Income for the remaining activity for the division for the six months ended July 31, 2012, increased 49% over a year ago due to cost controls, improved margins on work being performed and good performance on a water supply project being executed for a customer of our Mineral Exploration Division in Mexico.
The backlog in the Water Resources Division was $92.0 million as of July 31, 2012, compared to $93.3 million as of April 30, 2012, and $102.6 million as of July 31, 2011.

Inliner Division	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2012	2011	2012	2011
Revenues	$35,199	$31,593	$69,567	$60,648
Income before income taxes	3,221	2,649	5,136	5,385

Inliner Division revenues increased for both three and six months ended July 31, 2012, with improvements across most of the geographic regions in which they operate. The increase in income before income taxes for the three months ended July 31, 2012, was primarily driven by increased volume and improved mix of business, offset for the year by additional costs, primarily compensation expenses.
The backlog in the Inliner Division was $65.2 million as of July 31, 2012, compared to $78.0 million as of April 30, 2012, and $82.0 million as of July 31, 2011.

Heavy Civil Division	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2012	2011	2012	2011
Revenues	$76,380	$92,116	$149,251	$176,772
Income (loss) before income taxes	(8,843)	(1,925)	(16,145)	322

The overall decreases in revenues for the Heavy Civil Division are primarily comprised of decreases of $22,691,000 and $44,595,000 for our plant construction work for the three and six months ended July 31, 2012, respectively, and increases of $8,007,000 and $16,834,000, respectively, for our pipeline construction work. We are continuing our efforts to be more selective in the projects that we compete for, seeking higher margin opportunities. We have significantly reduced our plant construction operations in most areas of the country as a result.

The reduced activity levels, continued significant cost overruns on primarily six projects, four of which were from the same office, and excess administrative overhead costs have resulted in continuing losses for the division. Management has been replaced in several of the Division’s offices and the Division is focusing its efforts to complete projects as expeditiously as possible, while reducing overhead. Headcount in the division has been reduced by 15% from last year.
The backlog in the Heavy Civil Division was $309.4 million as of July 31, 2012, compared to $297.4 million as of April 30, 2012, and $244.6 million as of July 31, 2011.

Geoconstruction Division	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2012	2011	2012	2011
Revenues	$35,187	$23,290	$59,392	$43,114
Income before remeasurement of equity investment	4,908	4,477	7,089	4,906
Loss on remeasurement of equity investment	(7,705)	-	(7,705)	-
Income (loss) before income taxes	(2,797)	4,477	(616)	4,906
Equity in earnings of affiliate, included in above earnings	1,556	799	3,488	925

On May 30, 2012, the division acquired the remaining 50% of Diberil Sociedad Anonima, (“Diberil”) a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). The results of Diberil are reported on a consolidated basis from the date of acquisition, rather than on an equity basis as had been done previously. This resulted in revenue of $5,052,000 being recorded for the three and six months ended July 31, 2012.
In accordance with accounting guidance in moving Diberil to a fully consolidated basis, we remeasured the previously held 50% noncontrolling interest in Diberil to fair value and recognized a non-cash loss of $7,705,000 during the second quarter.
Including its consolidated and equity basis results, Diberil contributed $2,258,000 and $4,190,000 of income before income taxes for the three and six months ended July 31, 2012, respectively, compared to $799,000 and $925,000 in the same periods last year.  Results at Diberil have improved over last year due to good performance on a river crossing project in the Amazon.
The Geoconstruction Division revenues increased $11,897,000 and $16,278,000, respectively, due to Diberil revenues of $5,052,000 and the remaining activity is mostly due to progress on a ground stabilization project in Washington D.C. Income before income taxes was down $7,274,000 and $5,522,000 for the three and six months compared to the prior year due to the non-cash loss of $7,705,000 on the remeasurement of an equity investment during the current quarter, the Diberil results as discussed above, as well as last year’s earnings included a dam stabilization project that ended with much better performance than expected. Upfront start-up costs on more recent projects this year also had an adverse impact on income before income taxes.
The backlog in the Geoconstruction Division was $71.5 million as of July 31, 2012, compared to $57.0 million as of April 30, 2012, and $50.5 million as of July 31, 2011.

Mineral Exploration Division	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2012	2011	2012	2011
Revenues	$70,424	$68,997	$140,991	$131,764
Income before income taxes	16,467	18,819	36,319	36,065
Equity in earnings of affiliates, included in above earnings	4,804	7,037	10,634	11,580

Mineral Exploration Division revenues increased $1,427,000 or 2.1% and $9,227,000 or 7.0% for the three and six months ended July 31, 2012, respectively, as compared to the same periods last year. Revenues have increased across all operations except for Canada and Brazil. We have been shifting rigs and equipment from Canada to Brazil and to other areas where we feel there is greater margin potential for our services. The time and cost spent in moving the equipment and incorporating it and crews into the new markets has reduced revenues and earnings from that equipment.
Equity earnings from our affiliates in South America was impacted during the three months ended July 31, 2012, by a temporary mine shutdown by one of our clients and inefficiencies caused by moving equipment between job sites.
Income before income taxes from our wholly owned businesses was flat for the quarter notwithstanding a disruption in our West African operations from the Mali unrest.

Other	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2012	2011	2012	2011
Revenues	$1,737	$890	$3,182	$1,947
Loss before income taxes	(1,220)	(779)	(1,979)	(1,330)

Other revenues and losses before income taxes are primarily from Layne Energy Services initiative of expanding water related services to the energy markets.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $8,303,000 and $16,687,000 for the three and six months ended July 31, 2012, compared to $8,169,000 and $17,269,000 for the same periods last year.

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
The Company maintains unsecured $300,000,000 revolving credit facility (the “Credit Agreement”) which extends to March 25, 2016, as well as a private shelf agreement (the “Shelf Agreement”) whereby it can issue $150,000,000 in unsecured notes. The Shelf Agreement extends to July 8, 2021. No unsecured notes have been issued under the Shelf Agreement as of July 31, 2012.
Under the Credit Agreement, on July 31, 2012, there were letters of credit of $22,713,000 and borrowings of $107,000,000 outstanding on the Credit Agreement resulting in available capacity of $170,287,000.

The Company’s Shelf Agreement and Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are a fixed charge coverage ratio and a maximum leverage ratio. Covenant levels and definitions are generally consistent between the two agreements. The Company was in compliance with its covenants as of July 31, 2012, and expects to remain in compliance through the term of the agreements.
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
The Company’s minimum fixed charge coverage ratio covenant is the ratio of adjusted EBITDAR to the sum of fixed charges.  Fixed charges consist of rent expense, interest expense, and principal payments of long-term debt. The Company’s leverage ratio covenant is the ratio of total funded indebtedness to adjusted EBITDA. Total funded indebtedness generally consists of outstanding debt, capital leases, asset retirement obligations and escrow liabilities.
As of July 31, 2012 and 2011, the Company’s actual and required covenant levels were as follows:
	Actual	Required	Actual	Required
	July 31, 2012	July 31, 2012	July 31, 2011	July 31, 2011
Minimum fixed charge coverage ratio	2.34	1.50	2.59	1.50
Maximum leverage ratio	1.94	3.00	0.65	3.00

The Company’s working capital as of July 31, 2012 and 2011 was $183,503,000 and $151,280,000, respectively. The Company’s cash and cash equivalents as of July 31, 2012, were $36,321,000, compared to $41,916,000 as of January 31, 2012 and $33,264,000 as of July 31, 2011. Working capital as of July 31, 2012, includes $14,270,000 of net assets associated with the Energy division, which are recorded as current as they are held for sale. Of this amount, $13,848,000 would have previously been considered non-current and not included in working capital. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2013.

Operating Activities

Cash used in operating activities was $2,360,000 for the six months ended July 31, 2012 compared to cash used in operating activities of $19,352,000 for the same period last year. The improvement is primarily due to $26,341,000 less increase in working capital in the six months this year as compared to last year. We expect our working capital needs to decrease over the balance of the fiscal year.

Investing Activities

The Company’s capital expenditures, net of proceeds from disposals, were $39,444,000 for the six months ended July 31, 2012, in comparison to $19,237,000 for the same period last year. During the six months ended July 31, 2011, proceeds included $9,000,000 from the sale of a facility in California. The Company expects to spend approximately $31 million for capital expenditures over the remainder of the fiscal year.

       For the six months ended July 31, 2012, the Company invested $15,224,000 (net of cash acquired of $926,000) to acquire the remaining 50% of Diberil Sociedad Anónima (“Diberil”).

Financing Activities

For the six months ended July 31, 2012, the Company had net borrowings of $51,399,000 under its credit facilities. Borrowings were primarily used to fund the Company’s capital expenditures, acquisitions, and seasonal working capital needs.
     During the six months ended July 31, 2012, the Company spent $2,743,000 to acquire the noncontrolling interest in its Mineral Exploration subsidiary in Brazil.

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

Interest Rate Risk

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2012 Form 10-K and Note 4 of this Form 10-Q. As of July 31, 2012, an instantaneous change in interest rates of one percentage point would impact the Company’s annual interest expense by approximately $1,176,000.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2012, Form 10-K and Notes 9 and 10 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of July 31, 2012, the Company did not have any outstanding foreign currency option contracts.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. The Company estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $154,000 for the six months ended July 31, 2012. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

Commodity Price Risk

The Company is also exposed to fluctuations in the prices of oil and natural gas, which result from the sale of the Energy Division’s oil and unconventional gas production. The prices of oil and natural gas are volatile and the Company enters into fixed-price physical contracts, if available at attractive prices, to cover a portion of its production to manage price fluctuations and to achieve a more predictable cash flow. The Company did not have any contracts in place at July 31, 2012.
The Company estimates that a ten percent change in the price of natural gas would have impacted the loss from discontinued operations before income taxes by approximately $475,000 for the six months ended July 31, 2012.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended July 31, 2012, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2012, that have materially affected, or are they reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In February 2012, we commenced preliminary discussions with the DOJ and SEC regarding the potential resolution of this matter. Discussions with the government are ongoing, and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company. In the fourth quarter of the fiscal year ended January 31, 2012, the Company accrued a $3.7 million liability representing the Company's initial estimate, based on, among other things, the results of its own internal investigation and an analysis of recent and similar FCPA settlements, of the amount that it may be required to disgorge to the SEC in estimated benefits, plus interest thereon. At the request of the SEC and DOJ, the Company has provided the agencies with additional information regarding possible alternative methods of estimating the benefits that the Company may have received, or intended to receive, from the payments in question. Accordingly, no assurance is made or can be given that the government will accept the Company’s estimated disgorgement amount. Investors are cautioned to not rely upon the presently accrued liability as accurately reflecting the ultimate amount that the Company may be required to pay as disgorgement and interest thereon.
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

Layne Christensen Company
(Registrant)

DATE: September 10, 2012	/s/ Rene Robichaud
Rene Robichaud, President
and Chief Executive Officer

DATE: September 10, 2012	/s/ Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer