Form 10-Q
period 2012-10-31
LAYNE CHRISTENSEN CO
filed 2012-12-11
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

There were 19,878,192 shares of common stock, $.01 par value per share, outstanding on December 3, 2012.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

PART I

ITEM 1.  Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
(in thousands)	2012	2012
ASSETS	(unaudited)	(unaudited)

Current assets:
Cash and cash equivalents	$44,325	$41,916
Customer receivables, less allowance of $7,260 and $8,141, respectively	173,877	162,043
Costs and estimated earnings in excess of billings on uncompleted contracts	117,271	107,295
Inventories	44,144	35,392
Deferred income taxes	21,869	21,895
Income taxes receivable	7,203	4,137
Restricted deposits-current	-	3,143
Other	20,213	16,968
Total current assets	428,902	392,789

Property and equipment:
Land	15,178	17,155
Buildings	44,713	41,159
Machinery and equipment	533,658	478,896
Gas transportation facilities and equipment	-	40,995
Oil and gas properties	-	102,251
Mineral interests in oil and gas properties	-	21,374
	593,549	701,830
Less - Accumulated depreciation and depletion	(328,251)	(424,473)
Net property and equipment	265,298	277,357

Other assets:
Investment in affiliates	78,345	88,297
Goodwill	23,991	19,536
Other intangible assets, net	11,567	12,266
Restricted deposits-long term	2,860	443
Deferred income taxes	5,595	-
Other	22,304	15,148
Total other assets	144,662	135,690

Total assets	$838,862	$805,836

See Notes to Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	October 31,	January 31,
(in thousands, except per share data)	2012	2012
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)	(unaudited)

Current liabilities:
Accounts payable	$87,903	$104,261
Notes payable and current maturities of long term debt	13,330	7,450
Accrued compensation	49,453	48,573
Accrued insurance expense	12,660	12,596
Other accrued expenses	33,387	29,120
Acquisition escrow obligation-current	-	3,143
Income taxes payable	9,562	19,328
Billings in excess of costs and estimated earnings on uncompleted contracts	31,736	31,914
Total current liabilities	238,031	256,385

Noncurrent and deferred liabilities:
Long-term debt	118,340	52,716
Accrued insurance expense	14,030	14,018
Deferred income taxes	-	9,883
Acquisition escrow obligation-long term	2,860	443
Other	27,204	20,510
Total noncurrent and deferred liabilities	162,434	97,570
Contingencies

Stockholders' equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,826 and 19,699
shares issued and outstanding, respectively	198	197
Capital in excess of par value	351,534	351,057
Retained earnings	91,835	103,634
Accumulated other comprehensive loss	(7,641)	(6,223)
Total Layne Christensen Company stockholders' equity	435,926	448,665
Noncontrolling interests	2,471	3,216
Total equity	438,397	451,881

Total liabilities and stockholders' equity	$838,862	$805,836

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2012	2011	2012	2011
Revenues	$282,879	$289,813	$845,882	$840,834
Cost of revenues (exclusive of depreciation
and amortization, shown below)	(224,742)	(226,416)	(674,516)	(652,819)
Selling, general and administrative expenses	(38,827)	(43,212)	(120,916)	(120,156)
Depreciation and amortization	(15,736)	(13,756)	(45,593)	(39,994)
Loss on remeasurement of equity investment	-	-	(7,705)	-
Equity in earnings of affiliates	4,947	6,520	19,069	19,025
Interest expense	(1,604)	(700)	(3,020)	(1,761)
Other income, net	1,119	1,499	4,098	9,681
Income from continuing operations before income taxes	8,036	13,748	17,299	54,810
Income tax (expense) benefit	976	(4,212)	(6,151)	(21,363)
Net income from continuing operations	9,012	9,536	11,148	33,447
Net income (loss) from discontinued operations	(347)	45	(22,358)	944
Net income (loss)	8,665	9,581	(11,210)	34,391
Net income attributable to noncontrolling interests	(189)	(828)	(589)	(1,962)
Net income (loss) attributable to Layne Christensen Company	$8,476	$8,753	$(11,799)	$32,429

Earnings per share information attributable to
Layne Christensen shareholders:
Basic income per share - continuing operations	0.45	0.45	0.54	1.62
Basic income (loss) per share - discontinued operations	(0.01)	0.00	(1.15)	0.05
Basic income (loss) per share	$0.44	$0.45	(0.61)	$1.67

Diluted income per share - continuing operations	0.45	0.45	0.53	1.60
Diluted income (loss) per share - discontinued operations	(0.02)	0.00	(1.13)	0.05
Diluted income (loss) per share	$0.43	$0.45	$(0.60)	$1.65

Weighted average shares outstanding - basic	19,487	19,460	19,477	19,452
Dilutive stock options and nonvested shares	287	144	319	200
Weighted average shares outstanding - dilutive	19,774	19,604	19,796	19,652

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands)	2012	2011	2012	2011
Net income (loss)	$8,665	$9,581	$(11,210)	$34,391
Other comprehensive income (loss):
Foreign currency translation adjustments
(net of tax expense (benefit) of ($864), ($145), ($601) and $173, respectively)	(909)	(1,604)	(1,418)	139
Other comprehensive income (loss)	(909)	(1,604)	(1,418)	139
Comprehensive income (loss)	7,756	7,977	(12,628)	34,530
Comprehensive income attributable to noncontrolling
interests (all attributable to net income)	(189)	(828)	(589)	(1,962)
Comprehensive income (loss) attributable to Layne
Christensen Company	$7,567	$7,149	$(13,217)	$32,568

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Total
Balance January 31, 2011	19,540,033	$195	$347,307	$159,709	$(5,809)	$501,402	$2,522	$503,924
Net income				32,429		32,429	1,962	34,391
Other comprehensive income					139	139		139
Issuance of nonvested shares	193,188	2	(2)			-		-
Forfeiture of nonvested shares	(5,015)	-				-		-
Treasury stock purchased and subsequently
cancelled	(5,382)	-	(151)			(151)		(151)
Expiration of performance contingent
nonvested shares	(33,251)	-				-		-
Issuance of stock upon exercise of options	9,000	-	191			191		191
Income tax benefit on exercise of options			16			16		16
Income tax deficiency upon vesting of						-		-
restricted shares			(89)			(89)		(89)
Distribution to noncontrolling interest							(1,199)	(1,199)
Share-based compensation			3,011			3,011		3,011
Balance October 31, 2011	19,698,573	$197	$350,283	$192,138	$(5,670)	$536,948	$3,285	$540,233

Balance January 31, 2012	19,699,272	$197	$351,057	$103,634	$(6,223)	$448,665	$3,216	$451,881
Net income (loss)				(11,799)		(11,799)	589	(11,210)
Other comprehensive loss					(1,418)	(1,418)		(1,418)
Issuance of nonvested shares	110,958	1	(1)			-		-
Issuance of stock upon exercise of options	15,838	-	269			269		269
Income tax deficiency on forfeiture of options			(228)			(228)		(228)
Acquisition of noncontrolling interest			(2,656)			(2,656)	(87)	(2,743)
Distribution to noncontrolling interest						-	(1,247)	(1,247)
Share-based compensation			3,093			3,093		3,093
Balance October 31, 2012	19,826,068	$198	$351,534	$91,835	$(7,641)	$435,926	$2,471	$438,397

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months
	Ended October 31,
	(unaudited)
(in thousands)	2012	2011
Cash flow from operating activities:
Net income (loss)	$(11,210)	$34,391
Adjustments to reconcile net income (loss) to cash flow from operating activities:
Depreciation, depletion and amortization	49,276	45,278
Loss on disposal of discontinued operations	32,589	-
Loss on remeasurement of equity investment	7,705	-
Deferred income taxes	(17,328)	(2,685)
Share-based compensation	3,093	3,011
Share-based compensation excess tax benefit	-	(16)
Equity in earnings of affiliates	(19,069)	(19,025)
Dividends received from affiliates	5,523	3,804
Gain from disposal of property and equipment	(2,816)	(8,354)
Changes in current assets and liabilities, net of effects of acquisitions:
Increase in customer receivables	(1,814)	(23,972)
Increase in costs and estimated earnings in excess
of billings on uncompleted contracts	(6,383)	(26,084)
Increase in inventories	(6,335)	(7,522)
Decrease in other current assets	(3,567)	4,773
Increase (decrease) in accounts payable and accrued expenses	(28,999)	13,223
Decrease in billings in excess of costs and
estimated earnings on uncompleted contracts	(4,286)	(17,514)
Other, net	2,829	714
Cash (used in) provided by operating activities	(792)	22
Cash flow from investing activities:
Additions to property and equipment	(54,848)	(55,769)
Additions to gas transportation facilities and equipment	(58)	(104)
Additions to oil and gas properties	(1,512)	(2,344)
Additions to mineral interests in oil and gas properties	(102)	(193)
Acquisition of businesses, net of cash acquired	(18,397)	(8,855)
Proceeds from disposal of property and equipment	3,421	13,323
Proceeds from sale of business	13,500	-
Deposit of cash into restricted accounts	-	(9,000)
Release of cash from restricted accounts	3,144	12,129
Distribution of restricted cash for prior year acquisitions	(3,144)	(3,129)
Cash used in investing activities	(57,996)	(53,942)
Cash flow from financing activities:
Borrowing under revolving loan facilities	73,500	84,784
Repayments under revolving loan facilities	(9,500)	(24,500)
Net decrease in notes payable	(348)	(6,667)
Principal payments under capital lease obligation	(69)	-
Acquisition of noncontrolling interest	(2,743)	-
Distribution to noncontrolling interests	(1,247)	(1,199)
Issuance of common stock upon exercise of stock options	269	191
Excess tax benefit on exercise of share-based instruments	-	16
Purchases and retirement of treasury stock	-	(151)
Cash provided by financing activities	59,862	52,474
Effects of exchange rate changes on cash	1,335	944
Net increase (decrease) in cash and cash equivalents	2,409	(502)
Cash and cash equivalents at beginning of period	41,916	44,985
Cash and cash equivalents at end of period	$44,325	$44,483

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

As discussed further in Note 11, during the second quarter of fiscal 2013, the Company reclassified its Energy Division as a discontinued operation, the sale of which was completed on October 1, 2012.

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
Revenues for the sale of oil and gas by the Company’s discontinued Energy Division were recognized on the basis of volumes sold at the time of delivery to an end user or an interstate pipeline, net of amounts attributable to royalty or working interest holders.
 The Company’s revenues are presented net of taxes imposed on revenue-producing transactions with its customers, such as, but not limited to, sales, use, value-added and some excise taxes.

Goodwill - The Company’s impairment evaluation for goodwill is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired. The process of evaluating goodwill for impairment involves the determination of the fair value of the Company’s reporting units. Inherent in such fair value determinations are certain judgments and estimates, including the interpretation of current economic indicators and market valuations, and assumptions about the Company’s strategic plans with regard to its operations. The Company believes at this time that the carrying value of the goodwill is appropriate, although to the extent additional information arises or the Company’s strategies change, it is possible that the Company’s conclusions regarding impairment of the goodwill could change and result in a material effect on its financial position and results of operations.

Intangible Assets - Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from 1 to 35 years. The impairment evaluation of the carrying amount of intangible assets with indefinite lives is conducted annually or more frequently if events or changes in circumstances indicate that an asset might be impaired.

Other Long-lived Assets - Long-lived assets, including amortizable intangible assets, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at October 31, 2012 and January 31, 2012, because of the relatively short maturity of those instruments. See Note 4 for disclosure regarding the fair value of indebtedness of the Company, Note 5 for disclosure regarding the fair value of derivative instruments and Note 7 for other fair value disclosures.

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

Share-based Compensation - The Company recognizes the cost of all share-based instruments in the financial statements using a fair-value measurement of compensation expense related to all share-based instruments over the term expected to be benefited by the instrument. As of October 31, 2012, the Company had unrecognized compensation expense of $5,496,000 to be recognized over a weighted average period of 2.3 years. For all share-based awards granted after February 1, 2012, the Company determines the fair value of share-based compensation granted in the form of stock options using a lattice valuation model. Previously, the Black-Scholes model was used. The Company believes the lattice valuation model will produce a more accurate valuation of its compensation grants as it incorporates additional parameters of grants. The change did not have a material effect on the consolidated financial statements.

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
As of October 31 and January 31, 2012, the total amount of unrecognized tax benefits recorded was $14,349,000 and $13,322,000, respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of October 31 and January 31, 2012, the total amount of accrued income tax-related interest and penalties included in the balance sheet (recorded in other accrued expenses) was $8,464,000 and $6,810,000, respectively.
An income tax benefit of $976,000 and income tax expense of $6,151,000 were recorded for continuing operations for the three and nine months ended October 31, 2012, respectively, compared to income tax expense for continuing operations of $4,212,000 and $21,363,000 for the same periods last year. The Company had several discrete period items impacting the tax rate for the three and nine months ended October 31, 2012. There was no tax benefit recorded on the previously disclosed loss associated with the equity investment in Diberil in the second quarter. During the three months ended October 31, 2012, certain of the Company’s tax years in the U.S. and foreign jurisdictions were closed with no adjustments, resulting in the reversal of previously established reserves for uncertain tax positions totaling $3,106,000. The effective tax rates for continuing operations for the three and nine months ended October 31, 2012 excluding discrete items were 26.5% and 37.0%, respectively. For the three and nine months ended October 31, 2011, the effective tax rates for continuing operations were 30.6% and 39.0%. The decrease in the effective rates without regard to discrete items as compared to the prior year was primarily due to a change in the mix of domestic and foreign income along with the favorable tax treatment of equity in earnings of affiliates which are permanently reinvested.

Earnings Per Share - Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. Options to purchase 1,061,283 shares have been excluded from weighted average shares in the three and nine months ended October 31, 2012, as their effect was antidilutive. A total of 330,377 and 313,900 nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2012, respectively, as their effect was antidilutive. Options to purchase 625,200 and 366,108 shares have been excluded from weighted average shares in the three and nine months ended October 31, 2011, respectively, as their effect was antidilutive. A total of 237,646 and 190,696 nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2011, respectively, as their effect was antidilutive.

Supplemental Cash Flow Information - The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Nine Months
	Ended October 31,
(in thousands)	2012	2011
Income taxes	$12,745	$15,238
Interest	2,073	1,360
Noncash investing and financing activities:
Accrued capital additions	1,837	-
Deferred debt issuance costs	-	1,700
Capital lease obligations for equipment	35	300

During the nine months ended October 31, 2011, the Company deferred $1,700,000 debt issuance costs against the borrowing capacity of its $300,000,000 credit facility. These costs will be amortized over the life of the credit facility agreement. See Note 4 for further discussion of the Company’s credit facility agreement.

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
On July 27, 2012, the FASB issued ASU 2012-02, which amends the accounting guidance on testing indefinite-lived intangible assets, other than goodwill, for impairment. The FASB issued the ASU in response to feedback on ASU 2011-08, which amended the goodwill impairment testing requirements by allowing an entity to perform a qualitative impairment assessment before proceeding to the two-step impairment test. Similarly, under ASU 2012-02, an entity testing an indefinite-lived intangible asset for impairment has the option of performing a qualitative assessment before calculating the fair value of the asset. Although ASU 2012-02 revises the examples of events and circumstances that an entity should consider in interim periods, it does not revise the requirements to test (1) indefinite-lived intangible assets annually for impairment and (2) between annual tests if there is a change in events or circumstances. The adoption of ASU 2012-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

2.  Acquisitions

Fiscal Year 2013

On October 4, 2012, the Company acquired 100% of the stock of Fursol Informatica S.r.l., (“Fursol”) an Italian company. Fursol is active in the business of production, marketing, installation and maintenance of software and electronic devices. The Company believes it will benefit from Fursol’s technology to improve the performance and efficiency of its Geoconstruction operations. The aggregate purchase price was $1,000,000, of which $850,000 was paid at the acquisition date, with the remainder of $150,000 to be paid on October 4, 2013. The purchase price was preliminarily allocated to an identifiable intangible asset associated with computer software valued at $1,458,000 (with a weighted-average life of three years) and to a noncurrent liability of $458,000. The purchase price allocation remains provisional pending completion of further valuation analysis. Any further revisions will be recorded as adjustments to the final purchase price allocation.
     The results of operations of Fursol have been included in the Company’s consolidated statements of income commencing on the closing date and were not significant. Pro forma amounts related to Fursol for periods prior to the acquisition have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.
     On May 30, 2012, the Company acquired the remaining 50% interest of Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). We expect Diberil to expand our geoconstruction capabilities into the Brazil market as well as serve as a platform for further expansion into South America. The aggregate purchase price for the remaining 50% of Diberil of $16,150,000 was comprised of cash ($2,422,000 of which was placed in escrow to secure certain representations, warranties and indemnifications). The Company acquired the initial 50% interest in Diberil on July 15, 2010. In accordance with accounting guidance in moving Diberil to a fully consolidated basis, the Company remeasured the previously held equity investment to fair value and recognized a loss of $7,705,000 during the second quarter. The fair value of the 50% noncontrolling interest was estimated to be $15,794,000 at the time of the adjustment. The fair value assessment was determined based on various valuation techniques, including our current year transaction, adjusted for an assumed control premium.
Acquisition related costs of $228,000 were recorded as an expense in the periods in which the costs were incurred. The preliminary purchase price allocation was based on an assessment of the fair value of the assets and liabilities acquired, using the Company’s internal operational assessments and other analyses, which are Level 3 measurements. The preliminary purchase allocation recorded in the second quarter was adjusted during the current quarter as the valuation analysis progressed. As a result of the adjustment, goodwill was decreased $100,000 from the initial amount. The adjustments made were retrospectively applied to the acquisition date, and did not have a significant effect on the financial statements. The purchase price allocation remains provisional pending completion of further valuation analysis. Any further revisions will be recorded as adjustments to the final purchase price allocation.

Based on the Company’s preliminary allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the closing date:

(in thousands)	Diberil
Working capital	$(3,557)
Property and equipment	33,500
Goodwill	4,455
Other intangible assets	1,000
Other assets	9,697
Other noncurrent liabilities	(10,828)
Total purchase price	$34,267

The $4,455,000 of goodwill was assigned to the Geoconstruction Division at the time of acquisition. The purchase price in excess of the value of Diberil’s net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from synergies as these acquired operations are integrated with the Company’s existing operations. Goodwill associated with the acquisition is expected to be deductible for tax purposes.
The Diberil purchase agreement also provided for a purchase price adjustment based on the levels of working capital and debt at closing. The adjustment resulted in an additional purchase price of $2,323,000, which was paid during the third quarter of fiscal 2013.
The total purchase price above consists of the $16,150,000 cash purchase price, the $2,323,000 purchase price adjustment, and the $15,794,000 adjusted basis of our existing investment in Diberil.
The results of operations of Diberil have been included in the Company’s consolidated statements of operations commencing on the closing date. Including its consolidated and equity basis results, Diberil contributed $4,698,000 and $8,888,000 of income before income taxes for the three and nine months ended October 31, 2012, respectively, compared to $1,236,000 and $2,161,000 in the same periods last year.
Assuming the remaining 50% of Diberil had been acquired at the beginning of each period, the unaudited pro forma consolidated revenues, net income (loss), and net income (loss) per share of the Company would be as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended October 31,	Ended October 31,	Ended October 31,	Ended October 31,
(in thousands, except per share data)	2012	2011	2012	2011
Revenues	$282,879	$298,698	$876,086	$870,968

Net income (loss) attributable to Layne Christensen Company	8,476	9,708	(8,303)	33,752

Basic income (loss) per share attributable to Layne Christensen Company	$0.44	$0.50	$(0.43)	$1.74
Diluted income (loss) per share attributable to Layne Christensen Company	$0.43	$0.50	$(0.42)	$1.72

On March 5, 2012, the Company acquired the remaining shares in Layne do Brazil, which were previously held by noncontrolling interests. The shares were acquired for cash payments totaling $2,743,000. In conjunction with the acquisition, the Company eliminated noncontrolling interests of $87,000 and recorded an adjustment to equity of $2,656,000 in accordance with accounting guidance.

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
The results of operations for the acquired entity have been included in the Company’s consolidated statements of operations commencing on the closing date. Revenue and loss before income taxes for Wildcat since its closing date to October 31, 2011, were $9,686,000 and $469,000, respectively. Pro forma amounts related to Wildcat for prior periods have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income.
In fiscal year 2011, we acquired certain assets of Intevras Technologies, LLC (“Intevras”).  In addition to the Intevras cash purchase price, there is contingent consideration up to a maximum of $10,000,000 (the “Intevras Earnout Amount”), which is based on a percentage of revenues earned on Intevras products and fixed amounts per barrel of water treated by Intevras products during the 60 months following the acquisition. In accordance with accounting guidance, the Company treated the Intevras Earnout Amount as contingent consideration and estimated the liability at fair value as of the acquisition date and included such consideration as a component of total purchase price. The potential undiscounted amount of all future payments that the Company could be required to make under the agreement is between $0 and $10,000,000. The fair value of the contingent consideration arrangement was estimated by applying a market approach. That measure is based on significant inputs that are not observable in the market, also referred to as Level 3 inputs. Key assumptions include a discount rate of 41.2% and an estimated level of annual revenues of Intevras ranging from $1,500,000 to $6,100,000. On July 31, 2012, the Intevras Earnout Amount was reassessed and, based on our estimates of the likelihood of future revenues subject to the earnout provisions, assigned no value.

3.  Goodwill and Other Intangible Assets

Other intangible assets consist of the following:

	October 31, 2012			January 31, 2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$9,250	$(3,645)	14	$10,950	$(4,855)	14
Customer/contract-related	3,340	(2,840)	1	2,340	(1,526)	2
Patents	4,616	(2,732)	15	4,616	(1,372)	12
Software and licenses	2,747	(609)	3	1,289	(287)	3
Non-competition agreements	680	(227)	6	705	(165)	6
Other	1,659	(672)	20	1,160	(589)	24
Total intangible assets	$22,292	$(10,725)		$21,060	$(8,794)

Total amortization expense for other intangible assets was $1,080,000 and $859,000 for the three months ended October 31, 2012 and 2011, respectively and $3,656,000 and $3,316,000 for the nine months ended October 31, 2012 and 2011, respectively.

The carrying amount of goodwill attributed to each operating segment was as follows:

(in thousands)	Water Resources	Inliner	Heavy Civil	Geoconstruction	Mineral Exploration	Other	Total
Balance January 31, 2012	$-	$8,915	$-	$10,621	$-	$-	$19,536
Additions	-	-	-	4,455	-	-	4,455
Balance October 31, 2012	$-	$8,915	$-	$15,076	$-	$-	$23,991
Accumulated goodwill
impairment losses	$(17,084)	$(23,130)	$(44,551)	$-	$(20,225)	$(445)	$(105,435)

4.  Indebtedness

On July 8, 2011, the Company entered into a private shelf agreement (the “Shelf Agreement”) whereby it can issue $150,000,000 in unsecured notes before July 8, 2021. No unsecured notes have been issued under the Shelf Agreement as of October 31, 2012. The Company issued $20,000,000 of notes under a previous shelf agreement in October 2004 (“Series B Senior Notes”). The Series B Senior Notes had a fixed interest rate of 5.40% and the final payment of $6,667,000 was made on September 29, 2011.
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
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.25% to 2.25%, or a base rate as defined in the Credit Agreement, plus up to 1.25%, each depending on the Company’s leverage ratio. On October 31, 2012, there were letters of credit of $22,333,000 and borrowings of $116,500,000 outstanding under the Credit Agreement resulting in available capacity of $161,167,000.
The Shelf Agreement and the Credit Agreement contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates, payment of dividends and certain financial maintenance covenants, including among others, fixed charge coverage and leverage ratio. The Company was in compliance with its covenants as of October 31, 2012, and expects to remain in compliance through the term of the agreements.

Debt outstanding as of October 31, 2012, and January 31, 2012, whose carrying value approximates fair value, was as follows:

	October 31,	January 31,
(in thousands)	2012	2012
Credit agreement	$116,500	$52,500
Capital lease obligations	1,936	300
Short-term notes payable	13,234	7,366
Total debt	131,670	60,166
Less notes payable and current maturities of long-term debt	(13,330)	(7,450)
Total long-term debt	$118,340	$52,716

5.  Derivatives

The Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. At any point in time, the Company might use various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with forecasted expatriate labor costs and purchases of operating supplies. As of October 31, 2012, and January 31, 2012, the Company held no such contracts.

6.  Other Income, Net

Other income, net consisted of the following for the three and nine months ended October 31, 2012 and 2011:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2012	2011	2012	2011
Gain from disposal of property and equipment	$1,293	$274	$2,734	$8,354
Gain on sale of investment securities	-	-	-	996
Interest income	28	74	151	131
Currency exchange gain (loss)	(687)	710	273	117
Other	485	441	940	83
Total	$1,119	$1,499	$4,098	$9,681

On March 21, 2011, the Company sold its operating facility in Fontana, California, with the intent of acquiring and relocating to a new facility. In the interim until a new facility could be purchased, the Company entered into a leasehold agreement of the existing facility. The total gain on the sale of the facility was $6,354,000, of which $1,379,000 was deferred to match the expected lease payments under the leasehold agreement. In September 2012, the Company terminated the leasehold agreement and recognized the remaining $651,000 of deferred gain on the sale of facility during the third quarter of fiscal 2013. The proceeds of the sale of $9,000,000 were placed in a restricted escrow fund for purposes of purchasing the new facility. During September 2011, the escrowed funds reverted to the Company and a new facility was purchased for $8,756,000.

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

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value are presented below as of October 31, 2012, and January 31, 2012:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
October 31, 2012
Financial Assets:
Restricted deposits held at fair value	$2,860	$2,860	$-	$-

January 31, 2012
Financial Assets:
Restricted deposits held at fair value	$3,586	$3,586	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$541	$-	$-	$541
(1)	The fair value of the contingent earnout of acquired businesses was determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach. Key assumptions include a discount rate of 41.2% and annual revenues of acquired businesses ranging from $1,500,000 to $6,100,000 over the life of the earnout. On July 31, 2012, the contingent earnout was reassessed and, based on our estimates of the likelihood of future revenues subject to the earnout provisions, assigned no value. Our conclusions have not changed as of October 31, 2012.

8.  Stock and Stock Option Plans

The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of October 31, 2012, there were 512,223 shares which remain available to be granted under the plans as stock options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. For the nine months ended October 31, 2012, the Company granted 110,958 restricted shares which, in general, ratably vest over periods of one to four years from the grant date.
The Company recognized $3,093,000 and $3,011,000 of compensation cost for these share-based plans during the nine months ended October 31, 2012 and 2011, respectively. Of these amounts, $1,421,000 and $1,197,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $1,206,000 and $1,174,000 for the nine months ended October 31, 2012 and 2011, respectively.
A summary of nonvested share activity for the nine months ended October 31, 2012, is as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at January 31, 2012	226,919	$29.94
Granted	110,958	23.81
Vested	(7,500)	29.31
Canceled	-	-
Nonvested stock at October 31, 2012	330,377	27.39	$6,696

Options outstanding at October 31, 2012, related exercise price and remaining contractual term were as follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Months)
6/04	20,000	20,000	$16.60	20
6/04	53,076	53,076	16.65	20
6/05	10,000	10,000	17.54	32
9/05	94,707	94,707	23.05	35
1/06	173,981	173,981	27.87	39
6/06	80,000	80,000	29.29	44
6/07	65,625	65,625	42.26	56
7/07	25,500	25,500	42.76	57
2/08	72,439	72,439	35.71	63
1/09	6,000	6,000	24.01	74
2/09	187,956	187,953	15.78	75
2/09	4,580	4,580	15.78	75
6/09	106,146	106,146	21.99	79
6/09	2,472	2,472	21.99	79
2/10	80,149	53,429	27.79	87
2/10	2,721	2,721	25.44	87
2/11	96,732	32,233	33.10	99
3/11	1,312	437	34.50	101
6/11	2,096	698	28.71	103
7/11	17,893	5,963	29.31	105
2/12	180,344	10,140	24.32	111
4/12	27,135	-	21.77	113
7/12	16,477	-	20.89	116
8/12	9,554	-	20.56	117
	1,336,895	1,008,100

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $10.93 and $18.70 for the nine months ended October 31, 2012 and 2011, respectively. The fair value was based on an expected life of approximately six years, no dividend yield, an average risk-free rate of 1.32% and 1.84%, respectively, and assumed volatility of all options outstanding are expected to be 55.11%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. Transactions for stock options for the nine months ended October 31, 2012, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at January 31, 2012	1,133,211	$26.12	5.8	$2,244
Granted	280,547	23.32
Exercised	(15,838)	16.16
Forfeited	(61,025)	23.83
Outstanding at October 31, 2012	1,336,895	25.76	5.8	1,458

Exercisable at January 31, 2012	860,756	26.11	5.0	1,710
Exercisable at October 31, 2012	1,008,100	25.66	4.8	1,444

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on the Company’s investment and results of operations are not significant. Summarized financial information of the affiliates, including Diberil and its subsidiaries up to the date of acquisition of the remaining 50% equity interest, was as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2012	2011	2012	2011
Income statement data:
Revenues	$102,020	$133,814	$361,918	$380,321
Gross Profit	23,049	29,817	88,422	86,877
Operating Income	13,879	20,575	54,116	58,770
Net Income	10,826	14,529	41,640	41,975

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
During fiscal year 2012, the Company changed its reporting segments in connection with the transition to new leadership, reporting relationships and our new One Layne strategy. The Company previously reported segment information under three reporting segments including the Water Infrastructure Group, Mineral Exploration Division and Energy Division. The Company’s reporting segments now include the Water Resources Division, Inliner Division, Heavy Civil Division, Geoconstruction Division, and Mineral Exploration Division. The reporting segment information for prior periods has been recast to match the new reporting segment structure. As discussed in Note 11, the Company’s former Energy division was considered a discontinued operation and was sold on October 1, 2012, and is no longer included in the Company’s segment disclosures. The Company’s segments are defined as follows:

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

Inliner Division

The Inliner Division provides a diverse range of wastewater pipeline and structure rehabilitation services with a focus on our proprietary Inliner® cured-in-place pipe (“CIPP”) which allows us to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. While we focus on CIPP efforts, we also provide a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and a variety of products for structure rebuilding and coating. The Inliner Division provides services in most regions of the U.S.

Heavy Civil Division

The Heavy Civil Division provides and oversees the design and construction of water and wastewater treatment plants, as well as pipeline installation. In addition, this division designs and builds integrated water supply and wastewater treatment facilities and provides filter media and membranes. These services are also provided in connection with collector wells, surface water intakes, pumping stations and groundwater pump stations. We also design and construct biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource. The Heavy Civil Division provides services in most regions of the U.S.

Geoconstruction Division

The Geoconstruction Division provides specialized foundation construction services that are focused primarily on soil stabilization and subterranean structural support during the construction of dams/levees, tunnels, shafts, water lines, subways, highways and marine facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, vibratory ground improvement and installation of ground anchors. The Geoconstruction Division provides services in most regions of the U.S., as well as Brazil and Uruguay.

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

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2012	2011	2012	2011
Revenues
Water Resources	$72,962	$70,320	$213,582	$207,096
Inliner	32,115	36,959	101,682	97,607
Heavy Civil	70,472	88,463	219,723	265,235
Geoconstruction	44,816	21,085	104,208	64,199
Water Infrastructure Group	220,365	216,827	639,195	634,137
Mineral Exploration	61,263	72,109	202,254	203,873
Other	1,251	877	4,433	2,824
Total revenues	$282,879	$289,813	$845,882	$840,834

Equity in earnings of affiliates
Geoconstruction	$-	$1,236	$3,488	$2,161
Mineral Exploration	4,947	5,284	15,581	16,864
Total equity in earnings of affiliates	$4,947	$6,520	$19,069	$19,025

Income (loss) from continuing operations before income taxes
Water Resources	$4,372	$1,122	$9,023	$15,166
Inliner	2,791	2,430	7,927	7,815
Heavy Civil	(5,487)	(3,658)	(21,632)	(3,336)
Geoconstruction	5,233	4,313	4,617	9,219
Water Infrastructure Group	6,909	4,207	(65)	28,864
Mineral Exploration	10,535	16,074	46,854	52,139
Other	(1,010)	(750)	(2,989)	(2,078)
Unallocated corporate expenses	(6,794)	(5,083)	(23,481)	(22,354)
Interest expense	(1,604)	(700)	(3,020)	(1,761)
Total income from continuing operations before income taxes	$8,036	$13,748	$17,299	$54,810

Product Line Revenue Information
Water systems	$57,482	$45,994	$165,373	$141,681
Water treatment technologies	14,947	15,574	41,069	41,325
Sewer rehabilitation	32,115	39,067	101,682	101,981
Water and wastewater plant construction	32,260	50,285	97,098	157,758
Pipeline construction	25,636	30,459	91,902	86,221
Soil stabilization	54,240	30,239	130,548	83,736
Environmental and specialty drilling	1,557	3,603	6,369	14,429
Exploration drilling	62,924	71,143	206,615	204,214
Other	1,718	3,449	5,226	9,489
Total revenues	$282,879	$289,813	$845,882	$840,834

Geographic Information
Revenue
United States	$212,058	$228,325	$658,898	$668,704
Africa/Australia	19,314	26,119	74,416	80,403
Mexico	18,443	16,977	56,381	42,354
Other foreign	33,064	18,392	56,187	49,373
Total revenues	$282,879	$289,813	$845,882	$840,834

11.  Discontinued Operations

After weighing alternatives, during the second quarter of fiscal 2013, the Company authorized the sale of the Energy Division and entered into negotiations for the sale of substantially all of the Energy Division assets to a third party. As of July 31, 2012, the Company considered the Energy Division as a discontinued operation and reflected it as such in the consolidated financial statements. We also recorded a loss of $32,589,000 as of July 31, 2012, based on the difference between its carrying value as a continuing operation and the expected selling price, less costs to sell. The tax benefit related to this loss was $12,541,000.
       On October 1, 2012, the Company completed the sale of all of the exploration and production assets of its Energy Division for $15,000,000. No additional loss on disposal of the net assets was recognized. Pursuant to the sale agreement, the Company received $13,500,000 and will receive an additional $1,500,000 in October 2013 when certain conditions are met. The sale agreement provides for additional proceeds of $2,000,000 contingent on natural gas futures prices exceeding $5.25 per MMBTU for five months out of any given six consecutive months occurring during the 36 months following closing. The amount will be recorded as additional proceeds if the conditions are met.
The financial results of discontinued operations are as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2012	2011	2012	2011
Revenues	$2,456	$5,084	$8,520	$16,486
Income (loss) before income taxes	(718)	76	(36,563)	1,570
Income tax benefit (expense)	371	(31)	14,205	(626)
Net income (loss) from discontinued operations	(347)	45	(22,358)	944

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

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: the outcome of the ongoing internal investigation into, among other things, the legality, under the FCPA and local laws, of certain payments to agents and other third parties interacting with  government officials in certain countries in Africa relating to the payment of taxes and the importing of equipment (including any government enforcement action which could arise out of the matters under review or that the matters under review may have resulted in a higher dollar amount of payments or may have a greater financial or business impact than management currently anticipates), prevailing prices for various commodities, unanticipated slowdowns in the Company’s major markets, the availability of credit, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne Christensen Company, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in connection with—our consolidated financial statements and the accompanying notes thereto included under Part I Item 1 of this report.  MD&A should also be read in conjunction with our consolidated financial statements as of January 31, 2012, and for the year then ended, and the related MD&A, both of which are contained in our Form 10-K for the year ended January 31, 2012.  MD&A includes the following sections:
●	Our Business—a general description of our business and key fiscal 2013 events.
●	Consolidated Review of Operations—an analysis of our consolidated results of operations for the three and nine months ended October 31, 2012.
●
Operating Segment Review of Operations—an analysis of our results of operations for the three and nine months ended October 31, 2012, as presented in our consolidated financial statements for our reporting segments:  Water Resources Division, Inliner Division, Heavy Civil Division, Geoconstruction Division, and Mineral Exploration Division.

●	Liquidity and Capital Resources—an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.
●
Critical Accounting Policies—a discussion of changes to our critical accounting policies in the current period that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business

Layne is a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. The Company’s operational and organizational structure is divided into five divisions based on primary service lines. Each division is comprised of individual district offices, which primarily offer similar services and serve similar markets. Periodically, individual offices within a division may perform services that are normally provided by another division. When that happens, the results of those services are recorded in the originating offices’ own division. For example, if a Mineral Exploration Division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration Division rather than the Water Resources Division. See Note 10 to the consolidated financial statements for a discussion of the Company’s segments and the changes to the segments in fiscal 2012.

Key Fiscal 2013 Events

●
Margins in all of our Water Infrastructure businesses have declined this year, producing an overall cost of revenues for the nine months as a percentage of revenue for the businesses of 85% as compared to 82% a year ago. Although performance has begun to improve in drought stricken areas served by our Water Resources division, the Company’s Heavy Civil Division has been particularly hard hit by margin declines due to lower prices in the municipal bid market as well as delays and cost overruns. For the third quarter of fiscal 2013, Heavy Civil Division’s revenues have decreased 20.3% compared to third quarter last year, and the division has experienced a pre-tax loss. We believe the municipal bid market has been impacted by the entry of a large number of competitors which have traditionally served other markets, but are now seeking municipal work to keep equipment and personnel utilized.

●
For the third quarter of fiscal 2013, revenues in our Mineral Exploration Division have decreased 15.0% compared to last year driven by global economic uncertainty and tightening credit. We anticipate declines against last year’s levels for the remainder of the fiscal year. Management has taken steps to reduce overhead costs, however certain expenses such as depreciation on previously acquired assets, could not be reduced. The combination of the lower activity levels and fixed overhead costs resulted in a decrease in pre-tax earnings of 34.5%.

●
On May 30, 2012, the Company acquired the remaining 50% of Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay) for $18,473,000. Diberil, with operations in Sao Paulo, Brazil, and Montevideo, Uruguay, is one of the largest providers of specialty foundation and specialized marine geotechnical services in South America. In conjunction with the acquisition of the remaining 50% equity interest and recording the operation on a fully consolidated basis, the Company remeasured the previously held equity investment in Diberil to fair value and recognized a loss of $7,705,000 during the second quarter. The fair value of the 50% noncontrolling interest was estimated to be $15,794,000 at the time of the adjustment.

●
During the third quarter of fiscal 2013, the Company completed the sale of the exploration and production assets of its Energy Division for $15,000,000, of which $13,500,000 was received in the quarter. Results of the Energy Division were loss on discontinued operations (net of tax) of $22,358,000 for the nine months ended October 31, 2012, and $347,000 for the three months ended October 31, 2012.

●
On December 6, 2012, Layne’s Board of Directors has approved the relocation of the Company’s global corporate headquarters from Mission Woods, Kansas, to The Woodlands, a suburb of Houston, Texas. The move is expected to commence in spring 2013 and be completed by winter 2013. The move will involve most executive positions in Layne’s corporate leadership, as well as certain other management and staff positions. Most senior executives from Layne’s six divisions will ultimately consolidate into the Houston headquarters. In connection with this relocation, the Company expects that it will incur pre-tax charges of approximately $14-$17 million, associated with personnel relocation, employee attrition and replacement, and office relocation and other costs. Estimated expenses of $2-3 million will be incurred in the fourth quarter of fiscal 2013, with a substantial part of the remaining costs incurred in fiscal 2014.

Consolidated Review of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of operations bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

	Three Months		Nine Months		Period-to-Period
	Ended October 31,		Ended October 31,		Change
	2012	2011	2012	2011	Three	Nine
Revenues:					Months	Months
Water Resources	25.8%	24.3%	25.2%	24.6%	3.8%	3.1%
Inliner	11.4	12.8	12.0	11.6	(13.1)	4.2
Heavy Civil	24.9	30.5	26.0	31.5	(20.3)	(17.2)
Geoconstruction	15.8	7.3	12.3	7.6	112.5	62.3
Water Infrastructure Group	77.9	74.9	75.5	75.3	1.6	0.8
Mineral Exploration	21.7	24.9	23.9	24.3	(15.0)	(0.8)
Other	0.4	0.2	0.6	0.4	42.6	57.0
Total net revenues	100.0%	100.0%	100.0%	100.0%	(2.4)	0.6
Cost of revenues	(79.4)%	(78.1)%	(79.7)%	(77.6)%	(0.7)	3.3
Selling, general and administrative expenses	(13.7)	(14.9)	(14.3)	(14.3)	(10.1)	0.6
Depreciation, depletion and amortization	(5.6)	(4.7)	(5.4)	(4.8)	14.4	14.0
Loss on remeasurement of equity investment	-	-	(0.9)	-	*	*
Equity in earnings of affiliates	1.7	2.2	2.3	2.3	(24.1)	0.2
Interest expense	(0.6)	(0.2)	(0.4)	(0.2)	129.1	71.5
Other (expense) income, net	0.4	0.5	0.5	1.1	(25.4)	(57.7)
Income from continuing operations before income taxes	2.8	4.8	2.0	6.5	(41.5)	(68.4)
Income tax (expense) benefit	0.4	(1.5)	(0.7)	(2.5)	123.2	(71.2)
Net income (loss) from continuing operations	3.2	3.3	1.3	4.0	(5.5)	(66.7)
Net income (loss) from discontinued operations	(0.1)	-	(2.6)	0.1	*	*
Net income (loss)	3.1	3.3	(1.3)	4.1	(9.6)	(132.6)
Net income attributable to noncontrolling interests	(0.1)	(0.3)	(0.1)	(0.2)	(77.2)	(70.0)
Net income (loss) attributable to Layne Christensen Company	3.0	3.0	(1.4)	3.9	(3.2)	(136.4)

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

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2012	2011	2012	2011
Revenues
Water Resources	$72,962	$70,320	$213,582	$207,096
Inliner	32,115	36,959	101,682	97,607
Heavy Civil	70,472	88,463	219,723	265,235
Geoconstruction	44,816	21,085	104,208	64,199
Water Infrastructure Group	220,365	216,827	639,195	634,137
Mineral Exploration	61,263	72,109	202,254	203,873
Other	1,251	877	4,433	2,824
Total revenues	$282,879	$289,813	$845,882	$840,834
Equity in earnings of affiliates
Geoconstruction	$-	$1,236	$3,488	$2,161
Mineral Exploration	4,947	5,284	15,581	16,864
Total equity in earnings of affiliates	$4,947	$6,520	$19,069	$19,025
Income (loss) from continuing operations before income taxes
Water Resources	$4,372	$1,122	$9,023	$15,166
Inliner	2,791	2,430	7,927	7,815
Heavy Civil	(5,487)	(3,658)	(21,632)	(3,336)
Geoconstruction	5,233	4,313	4,617	9,219
Water Infrastructure Group	6,909	4,207	(65)	28,864
Mineral Exploration	10,535	16,074	46,854	52,139
Other	(1,010)	(750)	(2,989)	(2,078)
Unallocated corporate expenses	(6,794)	(5,083)	(23,481)	(22,354)
Interest expense	(1,604)	(700)	(3,020)	(1,761)
Total income from continuing operations before income taxes	$8,036	$13,748	$17,299	$54,810

Total revenues decreased $6,934,000 or 2.4%, to $282,879,000, for the three months ended October 31, 2012, and increased $5,048,000 or 0.6%, to $845,882,000 for the nine months ended October 31, 2012, as compared to the same periods last year. A further discussion of results of operations by division is presented below.
Cost of revenues decreased $1,674,000 or 0.7% to $224,742,000 (79.4% of revenues) and increased $21,697,000 or 3.3% to $674,516,000 (79.7% of revenues) for the three and nine months ended October 31, 2012, compared to $226,416,000 (78.1% of revenues) and $652,819,000 (77.6% of revenues) for the same periods last year. Margin pressures across most divisions, especially those exposed to the municipal sector, and cost overruns in Heavy Civil have increased cost of revenues as a percentage of revenues for the three and nine months ended October 31, 2012.
Selling, general and administrative expenses decreased 10.1% to $38,827,000 and increased 0.6% to $120,916,000 for the three and nine months ended October 31, 2012, compared to $43,212,000 and $120,156,000 for the same periods last year. The decrease for the three months was primarily due to lower legal and professional fees of $2,518,000, lower operating taxes of $1,970,000 due to a prior year assessment made in a foreign jurisdiction, and $2,445,000 lower compensation costs due to severance costs incurred in the prior year related to the transition of the chief executive officer and other executives. The decreases were offset in part by additional expenses of $1,563,000 from acquired operations. The increase for the nine months was primarily due to $2,299,000 in additional expenses from acquired operations and $2,664,000 in higher legal and professional fees. The increases were offset in part by lower operating taxes of $4,302,000 due to a prior year assessment made in a foreign jurisdiction and $1,685,000 lower compensation costs due to severance costs incurred in the prior year related to the transition of the chief executive offices and other executives.
Depreciation and amortization increased 14.4% to $15,736,000 and 14.0% to $45,593,000 for the three and nine months ended October 31, 2012, from $13,756,000 and $39,994,000 for the same periods last year, primarily the result of additional assets from acquisitions and property additions.
During the second quarter of fiscal 2013, the Company acquired the remaining 50% interest in Diberil, a company previously accounted for on the equity method basis. In accordance with accounting guidance in moving the company to a fully consolidated basis, the Company remeasured the previously held equity investment to fair value and recognized a non-cash loss of $7,705,000 million during the period. The fair value of the initial 50% non-controlling interest was estimated to be $15,794,000 at the time of the adjustment.
Equity in earnings of affiliates decreased 24.1% to $4,947,000 and increased 0.2% to $19,069,000 for the three and nine months ended October 31, 2012, compared to $6,520,000 and $19,025,000 for the same periods last year. The equity earnings are comprised of earnings from Diberil and from our mineral exploration affiliates in South America. Due to the purchase of the remaining 50% interest in Diberil on May 30, 2012, they are now consolidated and we are no longer recording equity in earnings for that entity. The decreases in equity earnings from our South American affiliates were a result of slower exploration activity by our mining clients, and from a temporary mine shut down by a client earlier in the year.

Interest expense increased to $1,604,000 and $3,020,000 for the three and nine months ended October 31, 2012, from $700,000 and $1,761,000 for the same periods last year, the result of increased borrowings on our credit facilities to fund capital expenditures, acquisitions and working capital needs.
Other income, net for the three months ended October 31, 2012, consisted primarily of recognition of $728,000 of previously deferred gain on the sale of an operating facility in California, gains on other sales of surplus equipment of $565,000 and foreign exchange losses of $687,000. Other income, net for the nine months ended October 31, 2012, consisted primarily of a combination of recognition of $958,000 of previously deferred gain on the sale of an operating facility in California, gains on sales of surplus equipment of $1,776,000, an adjustment of $541,000 for the expected earnout liability on prior acquisition, and foreign exchange gains of $273,000.
An income tax benefit of $976,000 and income tax expense of $6,151,000 were recorded for continuing operations for the three and nine months ended October 31, 2012, respectively, compared to income tax expense for continuing operations of $4,212,000 and $21,363,000 for the same periods last year. The Company had several discrete period items impacting the tax rate for the three and nine months ended October 31, 2012. There was no tax benefit recorded on the previously disclosed loss associated with the equity investment in Diberil in the second quarter. During the three months ended October 31, 2012, certain of the Company’s tax years in the U.S. and foreign jurisdictions were closed with no adjustments, resulting in the reversal of previously established reserves for uncertain tax positions totaling $3,106,000. The effective tax rates for continuing operations for the three and nine months ended October 31, 2012 excluding discrete items were 26.5% and 37.0%, respectively. For the three and nine months ended October 31, 2011, the effective tax rates for continuing operations were 30.6% and 39.0%. The decrease in the effective rates without regard to discrete items as compared to the prior year was primarily due to a change in the mix of domestic and foreign income along with the favorable tax treatment of equity in earnings of affiliates which are permanently reinvested.

Operating Segment Review of Operations

Water Resources Division	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2012	2011	2012	2011
Revenues	$72,962	$70,320	$213,582	$207,096
Income before income taxes	4,372	1,122	9,023	15,166

Water Resources Division revenues increased $2,642,000, or 3.8%, for the three months ended October 31, 2012, and increased $6,486,000, or 3.1%, for the nine months ended October 31, 2012, from the same periods last year.
The increase in revenues for the three months was due mainly to projects beginning in Ethiopia and better performance in the Southeast and Midwest Groups due to drought related projects. The increase in income before income taxes for the three month period was primarily the result of the improved revenue performance in the Southeast and Midwest regions and steps being taken to rationalize overhead costs in the water treatment product lines.
The increase in revenues for the nine months was due mainly to the noted strong results from drought-related projects and revenues on contracts which have replaced a large project in Afghanistan from the prior year, partially offset by decreases in other regions as a result of our efforts to selectively pursue higher margin work. Income before income taxes for the nine months ended October 31, 2011, included a gain and amortization on the sale of a facility in Fontana, California of $5,282,000 (as compared to $958,000 in the current period) and margin on our Afghanistan project of $5,637,000. Income for the remaining activity for the division for the nine months ended October 31, 2012, increased 89.9% over a year ago due to steps being taken to neutralize overhead costs and improved margins on work being performed, including a water supply project being executed for a customer of our Mineral Exploration Division in Mexico.
The backlog in the Water Resources Division was $89.8 million as of October 31, 2012, compared to $92.0 million as of July 31, 2012, and $110.4 million as of October 31, 2011.

Inliner Division	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2012	2011	2012	2011
Revenues	$32,115	$36,959	$101,682	$97,607
Income before income taxes	2,791	2,430	7,927	7,815

Inliner Division revenues decreased $4,844,000, or 13.1%, for the three months ended October 31, 2012, due mostly to activity in two U.S. offices, which, during the quarter, were each in the process of completing significant projects and waiting to mobilize to new projects. Despite lower revenue in those offices, division income before income taxes for the three months ended October 31, 2012, has increased 14.9% due to an improved mix of business in other Inliner offices.
Inliner Division revenues increased $4,075,000, or 4.2%, for the nine months ended October 31, 2012, as the division has been experiencing improved performance across most of the geographic regions in which they operate. Division income before income taxes for the nine months ended October 31, 2012, increased due to the improved performance, offset partially by higher compensation expenses.

The backlog in the Inliner Division was $64.0 million as of October 31, 2012, compared to $65.2 million as of July 31, 2012, and $91.0 million as of October 31, 2011.

Heavy Civil Division	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2012	2011	2012	2011
Revenues	$70,472	$88,463	$219,723	$265,235
Income (loss) before income taxes	(5,487)	(3,658)	(21,632)	(3,336)

The overall declines in revenue for the Heavy Civil Division were primarily comprised of decreases of $19,820,000 and $65,683,000 for our plant construction work for the three and nine months ended October 31, 2012, respectively. We are continuing to be more selective in the projects that we pursue as part of an overall effort to seek higher margin opportunities. As a result, we have significantly reduced our plant construction operations in most areas of the country as this type of work does not currently meet our profit criteria.
Reduced activity levels, continued cost overruns on certain projects and excess administrative overhead costs have resulted in continuing losses for the division. As previously announced, management has been replaced in several of the Division’s offices and the Division is focused on completing low margin legacy projects as expeditiously as possible, while securing new business with a higher associated profit potential and reducing overhead. Headcount in the division is 19% less than last year.
The backlog in the Heavy Civil Division was $325.8 million as of October 31, 2012, compared to $309.4 million as of July 31, 2012, and $261.5 million as of October 31, 2011. The backlog at October 31, 2012, includes $88.7 million for the previously announced project for Islamorada, Florida, which is expected to proceed over the next two years.

Geoconstruction Division	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2012	2011	2012	2011
Revenues	$44,816	$21,085	$104,208	$64,199
Income (loss) before income taxes	5,233	4,313	4,617	9,219
Equity in earnings of affiliate, included in above earnings	-	1,236	3,488	2,161

On May 30, 2012, the division acquired the remaining 50% of Diberil. The results of Diberil are reported on a consolidated basis from the date of acquisition, rather than on an equity basis as had been done previously. In accordance with accounting guidance in moving Diberil to a fully consolidated basis, we remeasured the previously held 50% non-controlling interest in Diberil to fair value and recognized a non-cash loss of $7,705,000 during the second quarter of this year.
Geoconstruction Division revenues increased $23,731,000 and $40,009,000 for the three and nine months from the prior year, which reflected revenues from Diberil of $15,647,000 and $20,699,000, respectively (no comparable amounts were recorded last year), as well as progress on a ground stabilization project in Washington D.C.
Including its consolidated and equity basis results, Diberil contributed $4,698,000 and $8,888,000 of income before income taxes for the three and nine months ended October 31, 2012, respectively, compared to $1,236,000 and $2,161,000 in the same periods last year. Results at Diberil have improved over last year due to good performance on a river crossing project in the Amazon.
Income before income taxes increased $920,000 and decreased $4,602,000 for the three and nine months compared to the prior year. The increase for the three months was due to the Diberil results as discussed above, offset by the adverse impact of upfront start-up costs on more recent projects in the U.S. The decrease for the nine months was due to the non-cash loss of $7,705,000 on the remeasurement of the equity investment in Diberil during the second quarter, as well as last year’s earnings included a dam stabilization project that ended with much better performance than expected. These decreases were partially offset by the Diberil operating results as discussed above.
The backlog in the Geoconstruction Division was $42.7 million as of October 31, 2012, compared to $71.5 million as of July 31, 2012, and $30.7 million as of October 31, 2011.

Mineral Exploration Division	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2012	2011	2012	2011
Revenues	$61,263	$72,109	$202,254	$203,873
Income before income taxes	10,535	16,074	46,854	52,139
Equity in earnings of affiliates, included in above earnings	4,947	5,284	15,581	16,864

  Mineral Exploration Division revenues decreased $10,846,000, or 15.0%, and $1,619,000, or 0.8%, for the three and nine months ended October 31, 2012, as compared to the same periods last year. The decline in revenues for the three months was primarily in Australia and Africa, reflecting reduced mine exploration activities by our clients.

      Income before income taxes from our wholly-owned businesses was down for the three and nine month periods this year due to the decline in activity this quarter. Management has taken steps to reduce the impact of the decrease in revenues for the three months; however, certain expenses such as depreciation on previously acquired assets could not be reduced. The combination of the lower activity levels and fixed overhead costs produced the earnings decline during the quarter. Earnings for the periods prior to this quarter had been up 4.9%, despite a disruption in our West African operations from unrest in Mali.
Equity in earnings from our affiliates in South America was also impacted during the three months ended October 31, 2012, by slowdowns in mineral exploration activity, as well as by a temporary mine shutdown by one of our clients earlier in the year.

Other	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2012	2011	2012	2011
Revenues	$1,251	$877	$4,433	$2,824
Loss before income taxes	(1,010)	(750)	(2,989)	(2,078)

      Other revenues and losses before income taxes are primarily from our Layne Energy Services initiative of expanding water related services to the energy markets.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $6,794,000 and $23,481,000 for the three and nine months ended October 31, 2012, compared to $5,083,000 and $22,354,000 for the same periods last year. The increases are primarily due to increases in legal and professional expenses and various other expense categories.

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
The Company maintains an unsecured $300,000,000 revolving credit facility (the “Credit Agreement”) which extends to March 25, 2016, as well as a private shelf agreement (the “Shelf Agreement”) whereby it can issue $150,000,000 in unsecured notes. The Shelf Agreement extends to July 8, 2021. No unsecured notes have been issued under the Shelf Agreement as of October 31, 2012.
On October 31, 2012, there were letters of credit of $22,333,000 and borrowings of $116,500,000 outstanding under the Credit Agreement resulting in available capacity of $161,167,000.
The Company’s Shelf Agreement and Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are a fixed charge coverage ratio and a maximum leverage ratio. Covenant levels and definitions are generally consistent between the two agreements. The Company was in compliance with its covenants as of October 31, 2012, and expects to remain in compliance through the term of the agreements.
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
As of October 31, 2012 and 2011, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
	October 31, 2012	October 31, 2012	October 31, 2011	October 31, 2011
Minimum fixed charge coverage ratio	2.93	1.50	3.37	1.50
Maximum leverage ratio	1.62	3.00	0.74	3.00

The Company’s working capital as of October 31, 2012 and 2011 was $190,871,000 and $158,660,000, respectively. The Company’s cash and cash equivalents as of October 31, 2012, were $44,325,000, compared to $41,916,000 as of January 31, 2012, and $44,483,000 as of October 31, 2011. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2013.

Operating Activities

Cash used in operating activities was $792,000 for the nine months ended October 31, 2012, compared to cash provided by operating activities of $22,000 for the same period last year. The increased use of cash was primarily due to the Company’s decreased profitability during the current year offset by a lower working capital buildup during the nine months as compared to last year. Although revenues have stayed relatively stable year over year (a 0.6% increase), profitability of the revenue has declined, with costs of revenues being 79.7% this year as compared to 77.6% last year.

Investing Activities

The Company’s capital expenditures, net of proceeds from disposals, were $53,099,000 for the nine months ended October 31, 2012, compared to $45,087,000 for the same period last year. During the nine months ended October 31, 2011, proceeds included $9,000,000 from the sale of the facility in California and additions included $8,756,000 for the purchase of the new facility. The Company expects to spend approximately $15 million for capital expenditures over the remainder of the fiscal year.
On May 30, 2012, the Company invested $15,224,000 (net of cash acquired of $926,000) to acquire the remaining 50% of Diberil Sociedad Anónima (“Diberil”). During the third quarter of fiscal 2013, the Company paid a purchase price adjustment of $2,323,000 based on the levels of working capital and debt.
On October 4, 2012, the Company invested $850,000 to acquire 100% of the stock of Fursol Informatica S.r.l., (“Fursol”). The aggregate purchase price was $1,000,000, of which $850,000 was paid at the acquisition date, with the remainder of $150,000 to be paid on October 4, 2013.
On October 1, 2012, the Company sold its Energy division for $15,000,000, of which $13,500,000 has been received and $1,500,000 of which will be received in October 2013.

Financing Activities

For the nine months ended October 31, 2012, the Company had net borrowings of $64,000,000 under its credit facilities. Borrowings were primarily used to fund the Company’s capital expenditures, acquisitions, and working capital needs.
      On March 5, 2012, the Company spent $2,743,000 to acquire the non-controlling interest in its Mineral Exploration subsidiary in Brazil.

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

Interest Rate Risk

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 12 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2012 Form 10-K and Note 4 of this Form 10-Q. As of October 31, 2012, an instantaneous change in interest rates of one percentage point would impact the Company’s annual interest expense by approximately $1,297,000.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2012, Form 10-K and Notes 9 and 10 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of October 31, 2012, the Company did not have any outstanding foreign currency option contracts.

As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. The Company estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $452,000 for the nine months ended October 31, 2012. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended October 31, 2012, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2012, that have materially affected, or are they reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  Risk Factors

The Company sold its Energy division on October 1, 2012. The previously disclosed risk factors associated with the Energy business are no longer applicable to the Company. Other than the sale of the Energy division, there have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2012.

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

ITEM 5.  Other Information

NONE

ITEM 6.  Exhibits

a)	Exhibits

	10.32	-	Amendment to Offer Letter, dated July 29, 2012, between Layne Christensen Company and Rene J. Robichaud.
	31.1	-	Section 302 Certification of Chief Executive Officer of the Company.
	31.2	-	Section 302 Certification of Chief Financial Officer of the Company.
	32.1	-	Section 906 Certification of Chief Executive Officer of the Company.
	32.2	-	Section 906 Certification of Chief Financial Officer of the Company.
	95	-	Mine Safety Disclosures.
	101.INS**		XBRL Instance Document
	101.SCH**		XBRL Taxonomy Extension Schema Document
	101.CAL**		XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF**		XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB**		XBRL Taxonomy Extension Label Linkbase Document
	101.PRE**		XBRL Taxonomy Extension Presentation Linkbase Document

* * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: December 10, 2012	/s/Rene Robichaud
Rene Robichaud, President
and Chief Executive Officer

DATE: December 10, 2012	/s/Jerry W. Fanska
Jerry W. Fanska, Sr. Vice President
Finance and Treasurer