Form 10-K
period 2013-01-31
LAYNE CHRISTENSEN CO
filed 2013-04-16
CIK 888504

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K
 (Mark One)

[X]           Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2013

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

The aggregate market value of the 19,074,185 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2012, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Market on that date was $402,465,304.

At April 4, 2013, there were 19,818,378 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

LAYNE CHRISTENSEN COMPANY

Form 10-K

PART I

Item 1. Business

General

Layne is a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. We operate throughout North America, as well as Africa, Australia, Europe, Brazil, and through our affiliates in other South American countries. Layne’s customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies, power companies and agribusiness.

We maintain our executive offices at 1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205. Our telephone number is (913) 362-0510 and our website address is www.layne.com which is where you can find our periodic and current reports, free of charge, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

Our Businesses

As an outgrowth of our strategic business planning process, called “One Layne”, we represent ourselves as a global Water Management, Construction and Drilling company, collaborating across all divisional, functional and geographic lines to deliver total solutions for some of the world’s toughest water, mineral and energy challenges. This integrated approach ensures streamlined communications, expedited timelines, a constant focus on safety and sustainability, and allows us to offer more than the sum of our individual services. Our solutions give clients a single point of accountability for even the most complex projects, and enable us to deliver high levels of service, quality and economic efficiency.

Layne operates on a geographically dispersed basis, with approximately 100 sales and operations offices located throughout the United States, and also in Africa, Australia, Canada, Mexico, Brazil and Italy. We have two Chief Operating Officers, one for the U.S. and one for International operations, as well as operating presidents for each reporting segment (Water Resources, Inliner, Heavy Civil, Geoconstruction and Mineral Exploration). In addition, our foreign affiliates operate locations in South America and Mexico. See Note 16 to the consolidated financial statements for financial information pertaining to the operations and geographic spread of our segments and foreign operations.

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

Water Management Solutions

Layne provides total water management solutions for government agencies, commercial water suppliers, industrial facilities, and energy companies. Our teams are responsible for effectively managing water in every phase of its lifecycle—supply, treatment, delivery and maintenance. Throughout each phase, we work to ensure compliance with complex state and federal regulations, and to meet increasingly high demand for quality, reliability and efficiency. We engage in the development and deployment of new and innovative water technologies to make these standards possible, and to continue improving on the safety and sustainability of our work. Whether we are identifying and developing a new water source, delivering usable water to communities and facilities around the world, recycling water from oil and gas resources, rehabilitating an existing pipeline or safely returning wastewater to the natural environment, Layne has a responsible solution for any water management challenge. Water Management solutions include: hydrology and scientific studies to define water resources, sourcing, well design and construction, water treatment technologies, industrial treatment, oil and gas services, wastewater treatment technologies, water reuse, water treatment service, treatment plants, Ranney collector wells, pump stations and intake structures, reservoirs, pipelines and sewer pipeline rehabilitation.

Construction Solutions

Layne provides specialized construction solutions for the responsible management of water in just about any industry or environment. With extensive heavy civil expertise and a proven reputation for safety, we design and construct comprehensive, end-to-end water management systems, as well as individual intakes, reservoirs, pump stations, pipelines and plants tailored to our clients' needs. Our geotechnical capabilities allow us to improve soil conditions and support subterranean structures in underground construction projects where effective water management is critical, such as dams and levees, tunnels, water lines, subways, highways and marine facilities. Our broad national footprint and well-maintained equipment fleet enables flexible scheduling and efficient delivery of both underground preparations and finished infrastructure construction. If a project involves water and/or soil conditions, Layne designs, constructs and delivers the optimal solutions. Construction solutions include: geotechnical construction, tunnels and shafts, marine construction, alternative delivery, pump stations and intake structures, reservoirs, treatment plant construction, pipeline construction, sewer pipeline rehabilitation, renewable energy, anaerobic digestion systems, well design and construction and Ranney collector wells.

Drilling Solutions

Layne provides comprehensive turnkey drilling solutions for water management, mineral exploration and specialty drilling needs. We employ a team of specialists to help us understand specific site characteristics and proactively overcome and plan for any challenges. Our experts are able to define the source, depth, magnitude and overall feasibility of water aquifers, and drill high-volume wells suitable for supplying water to government agencies, industrial and agricultural customers. We also drill deep injection wells to facilitate the disposal of treated wastewater. Our mineral exploration teams extract contaminant-free samples that accurately reflect the underlying mineral deposits. For any drilling need, we make safe, environmentally sound and socially responsible decisions at all times, and achieve the desired results for each and every project. Drilling solutions include: reverse circulation drilling, diamond core drilling, large diameter core drilling, hammer drilling, dual wall percussion drilling, flooded reverse circulation drilling, dual rotary casing advance drilling, rotary air blast drilling, mud rotary drilling, directional drilling, specialty drilling, resonant sonic drilling, well drilling, borehole and surface geophysics, borehole surveying, oil and gas services and stuck pipe recovery.

Water Infrastructure Group

The Water Infrastructure Group operates four reporting segments – Water Resources, Inliner, Heavy Civil and Geoconstruction. Each of these segments is headed by an operating president and has managers that are responsible for geographic regions or product lines within each segment. Our primary marketing activities for our Water Infrastructure Group occur through each division’s local business development managers and project managers who cultivate and maintain contact with existing and potential customers. We also maintain a centralized business development effort on a national basis, which seeks opportunities with industrial customers. The reporting segments, which are also referred to as divisions, in the Water Infrastructure Group are described below.

Water Resources Division

Operations

Throughout the U.S. and in certain foreign locations, Water Resources provides our customers with sustainable solutions for every aspect of water supply system development and technology. We believe we are the largest water well drilling company in the world and provide a full suite of water-related products and services, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. Our Water Resources Division also brings new technologies to the water and wastewater markets, whether through internal development, acquisition or strategic alliance. We also offer water treatment equipment engineering services, providing systems for the treatment of regulated and “nuisance” contaminants, specifically iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate and volatile organic compounds.

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

Water supply solutions for government agencies, industry and agriculture require the integration of hydrogeology and engineering with proven knowledge and application of drilling techniques. The drilling methods, size and type of equipment required depend upon the depth of the wells and the geological formations encountered at the project site. We have extensive well archives in addition to technical personnel who can determine geological conditions and aquifer characteristics. We provide feasibility studies using complex geophysical survey methods and have the expertise to analyze the survey results and define the source, depth and magnitude of an aquifer. We can estimate recharge rates, recommend well design features, plan well field design and develop water management plans. To conduct these services, we maintain a staff of professional employees including geological engineers, geologists, hydrogeologists and geophysicists. These attributes enable us to locate suitable water-bearing formations to meet a wide variety of customer requirements.

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

We offer complete diagnostic and rehabilitation services for existing wells, pumps and related equipment with a network of local offices throughout our geographic markets in the U.S. In addition to our well service rigs, we have equipment capable of conducting downhole closed circuit televideo inspections, one of the most effective methods for investigating water well problems, enabling us to effectively diagnose and respond quickly to well and pump performance problems. Our trained and experienced personnel can perform a variety of well rehabilitation techniques, using both chemical and mechanical methods. To complement this effort, we perform bacteriological well evaluation and water chemistry analyses. We also have the capability and inventory to repair, in our own machine shops, most water well pumps, regardless of manufacturer, as well as to repair well screens, casings and related equipment such as chlorinators, aerators and filtration systems.

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

We offer specialized drilling services to industrial and mining customers who need dewatering and other construction related services. We also drill deep injection wells for industrial (primarily power) and municipal clients that need to dispose of wastewater associated with their processes.

We expect demand for water treatment will be strongest in the industrial sector where the water quality challenges are more significant. Examples within this sector include oil and gas, where reserves cannot be accessed without first planning for the handling of contaminant-laden flow-back and produced water, and the power industry, where steam-driven turbines require clean water to prevent scaling of the turbines.

Other technologies include a micro-filtration disk filter designed to withstand industrial environments, and a hydro-phobic membrane for the removal of entrained air, trihalomethanes and radon. We offer the only membrane bioreactor made from polytetrafluoroethylene (“PTFE”). This product improves the biological wastewater treatment process, and is more robust than competing products.

Customers & Markets

In the Water Resources Division, our customers are typically government agencies and local operations of industrial businesses. The term “government agencies” includes federal, state and local entities.

In the drilling of new water wells, we target customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which we believe we ofen have competitive advantages.

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

Backlog

Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. Backlog is not necessarily a short-term business indicator as there can be significant variability in the composition of the contracts and the timing of completion of the services. Backlog for the Water Resources Division was $63.1 million at January 31, 2013, compared to $102.7 million at January 31, 2012. Our backlog is generally completed within the following 12 to 24 months.

Inliner Division

Operations

Layne Inliner is a unique, full service rehabilitation company offering a wide range of solutions for wastewater, storm water and process sewer pipeline networks. The foundation of our services is our proprietary Inliner® cured-in-place pipe (CIPP). The product allows us to rehabilitate aging and deteriorated infrastructure and provide structural rebuilding as well as infiltration and inflow reduction.  Its trenchless nature reduces rehabilitation costs, minimizes environmental impact and reduces or eliminates surface and social disruption.

Layne Inliner, LLC began as the first U.S. licensee of the Inliner® technology in 1991 and since that time has grown to become the second largest lining company in the United States. We own and operate Inliner Technologies, the technology company, and Liner Products, the lining tube manufacturer. This vertical integration gives us control of the Inliner® product from raw material purchases to product installation. Since our start we have successfully installed more than 15 million feet of CIPP throughout the United States. Pipe diameters have ranged from 4-inches to 96-inches in traditional round as well as non-circular geometries. Layne Inliner’s installation techniques and the lining tube manufacturing facility are ISO 9001:2008 certified bringing an added element of quality control to tube construction, product design and field installation.

In March of 2012, Layne formalized a relationship with Saertex MultiCom that solidified our entry into the fiberglass and ultraviolet light cured CIPP market. Construction of a new wet out facility is underway and we now have the ability to supply both traditional felt based CIPP lining tubes cured with water or steam as well as fiberglass based lining tubes cured with ultraviolet light. Layne will install the fiberglass/UV product with internal crews as well as offer outside sales of the tube to other fiberglass/UV providers.

While we focus on cured in place pipe, we are committed to full system renewal. We also provide a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement and manhole renewal with cementitious and epoxy products. Our expertise, experience and customer-oriented contracting combined with our ability to provide a diverse line of products and services differentiates us from other rehabilitation contractors and allows us to provide clients with single source accountability when it comes to rehabilitative services.

Customers & Markets

In the Inliner Division, our customers are typically municipalities and local operations of industrial businesses.

The geographic reach of our Inliner installation group stretches from the east coast westward to generally the Rocky Mountains. Our lining tube sales through Liner Products continued to supply our US based customers but also experienced increased sales outside of the US in places including Canada, Mexico, New Zealand and South America. Inliner Technologies also expanded its coverage with the signing of a new Canadian licensee, Clean Water Works, in April of 2012.

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

Backlog

Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. Backlog is not necessarily a short-term business indicator as there can be significant variability in the composition of the contracts and the timing of completion of the services. Our backlog for the Inliner Division was $66.2 million at January 31, 2013, compared to $80.4 million at January 31, 2012. Our backlog is generally completed within the following 6 to 12 months.

Heavy Civil Division

Operations

Our Heavy Civil Division delivers sustainable solutions to government agencies and industrial clients by overseeing the design and construction of water and wastewater treatment plants and pipeline installation. In addition, Heavy Civil builds radial collector wells (Ranney Method), surface water intakes, pumping stations, hard rock tunnels and marine construction services – all in support of the world’s water infrastructure. Beyond water solutions, our Heavy Civil Division also designs and constructs biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource.

Customers & Markets

In the Heavy Civil Division, our customers are typically government agencies and local operations of industrial businesses.

Continued population growth in water-challenged regions and more stringent regulatory requirements lead to an increased need to conserve water resources and control contaminants and impurities. Demand for Heavy Civil’s services will grow as government agencies, industry and agriculture compete for increasingly limited water resources. The combination of tightening regulations and water scarcity has resulted in increasingly sophisticated water consumers, and this in turn has created opportunities for the introduction of long-term sustainable methods and technology, such as zero-liquid discharge treatment systems construction implementation.

Competition

Treatment plant and pipeline competitors consist mostly of a few national and many regional companies. The majority of the municipal market is contracted through a public bidding process. While the majority of the market is still price driven, a growing trend supports best value proposals.

Backlog

Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. Backlog is not necessarily a short-term business indicator as there can be significant variability in the composition of the contracts and the timing of completion of the services. Our backlog for the Heavy Civil Division was $395.7 million at January 31, 2013, compared to $308.1 million at January 31, 2012. The backlog at January 31, 2013, includes $85.5 million remaining backlog related to our previously announced project for Islamorada, Florida. The majority of the backlog for Islamorada is expected to proceed over the next two years, although a plant operating component could extend for multiple years. Our remaining backlog is generally completed within the following 12 to 24 months.

Geoconstruction Division

Operations

We provide specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets around the globe. We have the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, we offer extensive experience in successful completion of complex and schedule-driven major underground construction projects. We provide services that are focused primarily on the foundation systems for dams/levees, tunnel shafts, utility systems, subways or transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems.

We have expanded our capabilities in the Geoconstruction Division through several acquisitions in the last three years. We completed the acquisitions of Fursol Informatica S.r.l. (“Fursol”) and the remaining 50% interest in Diberil Sociedad Anónima (“Diberil”) during fiscal year 2012, and we acquired Bencor Corporation of America – Foundation Specialist (“Bencor”) in October 2010. We had originally acquired an initial 50% interest in Diberil in July 2010. Fursol is active in the business of production, installation and maintenance of monitoring and quality control software and electronic devices. We believe Fursol’s technology will improve the performance and efficiency of Geoconstruction’s operating equipment. Diberil, parent company to Costa Fortuna (Brazil and Uruguay), is one of the largest providers of specialty foundation and marine geotechnical services in South America. Bencor is a leading contractor in foundation and underground engineering in North America.

In Italy, our wholly owned subsidiary, Tecniwell, manufactures state of the art drilling rigs, mixing plants and very high pressure grout pumps, with related ancillary tooling.

Customers & Markets

Our customers are typically government agencies, local operations of industrial businesses and heavy civil general contractors. In fiscal 2013, 59% of our revenues were generated by our U.S. based operations, with the balance in South America and Italy.

Competition

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

In the international arena, there are more competitors than in the United States. The international market is also a mature marketplace. As the Division’s primary international market is Brazil, the acquisition of the remaining 50% interest in Diberil is expected to expand the Company’s geoconstruction capabilities into Brazil as well as serve as a platform for further expansion into South America.

Backlog

Our backlog consists of the expected gross revenues associated with executed contracts, or portions thereof, not yet performed by the Company. Backlog is not necessarily a short-term business indicator as there can be significant variability in the composition of the contracts and the timing of completion of the services. Our backlog for the Geoconstruction Division was $41.5 million at January 31, 2013, compared to $47.3 million at January 31, 2012. Our backlog is generally completed within the following 12 to 24 months.

Mineral Exploration Division

Operations

Global mining companies hire us to extract samples from their sites that they analyze for mineral content and grade before investing heavily in development to extract these minerals. Our drilling services require a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the location and orientation of underlying mineral deposits. Aligned with our foreign affiliates, we are one of the three largest providers of drilling services for the global mineral exploration industry.

Our Mineral Exploration Division conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory (‘greenfield’) and definition (‘brownfield’) drilling. Greenfield drilling is conducted to determine if there is a minable mineral deposit, which is known as an orebody, on the site. Brownfield drilling is typically conducted at a site to assess whether it would be economical to mine and to assist in mapping the mine layout. We provide information to our clients that assists them in determining if a minable mineral deposit exists on a site, the economic viability of mining the site, the geological properties of the ground  and the determination of mine planning.

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

Customers and Markets

Our services are used by major gold and copper producers and to a lesser extent, other base metal producers. Work for gold mining customers generates approximately half of the business in our Mineral Exploration Division. The success of our Mineral Exploration Division is closely tied to global commodity prices and demand for our global mining customers’ products. Our operating markets are in the western U.S., Mexico, Australia, Brazil and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our presence in this market.

Customers for our mineral exploration services are primarily gold and copper producers. Our largest customers in our mineral exploration drilling business are multi-national corporations headquartered in the United States, Brazil, Europe and Canada.

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

Energy Division

Operations

During the second quarter of fiscal 2013, the Company authorized the sale of its Energy Division and entered into negotiations for the sale of substantially all of the Energy Division assets to a third party. As of July 31, 2012, the Company considered the Energy Division a discontinued operation and reflected it as such in the consolidated financial statements.

On October 1, 2012, the Company completed the sale of all of the exploration and production assets of its Energy Division. Pursuant to the sale agreement, the Company received a majority of the sales proceeds and will receive an additional amount in October 2013 when certain conditions are met.

Business Strategy

Layne is a leading sustainable solutions provider to the world of essential natural resources – water, mineral and energy. Our purpose is to enhance the lives of people by providing and protecting the world’s essential resources. We are a global water management, construction and drilling company. Our growth strategy is to coordinate and market our product and service offerings into effective solutions and build attractive extensions of our current divisions driven by our core competencies. The key elements of this strategy include:

Expand our bundled service approach and geographic platform to focus our water infrastructure expertise on industrial and investor owned clients that value our total solutions capabilities

We seek to expand our market penetration by combining our service offerings in water management, construction and drilling with our well-established relationships. Cross-selling broad service offerings into our existing base of traditional customers should enable us to expand our share of the water infrastructure market. We intend to continue our geographic penetration primarily through organic growth, but will also seek acquisition and joint venture opportunities that facilitate our access to new markets and service capabilities.

As demand for domestic water drilling has fallen with the economy, we are reallocating many of our related resources into markets with greater demand like specialty and international water well drilling. We strive to provide “best in class” service in all segments of the specialty drilling market, including deep injection wells.

We believe our position as a provider of water and wastewater treatment services for the municipal end-market enhances our ability to provide complementary services to industrial end-markets. We intend to aggressively market our service offerings to customers in the power generation, pharmaceutical, food and beverage and other key industrial segments. These end-markets represent large, growing and profitable opportunities that allow us to leverage our existing municipal expertise. Increased water management systems, including boiler water treatment and scrubber wastewater treatment, will be essential to support growth in electricity generating capacity. We expect to leverage our nationwide presence and brand recognition in marketing our services to these customers.

We believe our growth will be driven by bundling our services and marketing solutions to a focused group of clients. These include mining companies, oil and gas production companies, government agencies, investor-owned utilities, industrial companies and developers. By offering these services on a bundled basis, we believe we can enable our customers to expedite the typical design-build project. This will allow them to achieve economies and efficiencies over traditional unbundled services, and should expand our market share among our existing customer base.

Continue to improve and expand our service offerings to our mineral resource clients around the globe, including strategic acquisitions which complement our existing position within the marketplace.

We are well-positioned in most mineral-rich geographies to expand our service offerings to our world class client base. Our ability to maximize these opportunities is enhanced by our local market expertise, relationships and technical competence, combined with best in class employee training and safety programs. We intend to offer our mining clients access to Layne’s full suite of services including drilling, water management, construction and ground stabilization capabilities. We will selectively add new rigs, replace existing rigs and continuously improve our services in an effort to consistently exceed our client’s expectations.

Enter the Energy Services market

We are entering the energy services market bringing responsible water management solutions to the exploration and production (E&P) industry’s growing water related challenges related to hydraulic fracturing. In fiscal year 2013, we tested many of our long-standing capabilities in transferring, filtering, treating and disposing of water specifically for unconventional oil and gas wells. In fiscal year 2014, we will offer total water management solutions to our E&P clients that will encompass water sourcing, transfer, treatment and recycling.

Selectively seek acquisition opportunities in all of our divisions

We will continue to evaluate acquisition opportunities to enhance our existing service offerings and to expand our geographic markets. We have the financial flexibility that will allow us to take advantage of attractive opportunities. We will target acquisitions that fit culturally, strategically and financially. One such acquisition occurred in May, 2012, when the Company acquired the remaining 50% interest of Diberil Sociedad Anonima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). Diberil is one of the largest providers of specialty foundation and specialized marine geotechnical services in South America. We expect Diberil to expand our geoconstruction capabilities into the Brazil market as well as serve as a platform for further expansion into South America.

Collaboration and consolidation of leadership

We are relocating the Company’s headquarters from Mission Woods, Kansas to The Woodlands, Texas, a suburb of Houston. Unifying the corporate and divisional leadership into one location will allow the Company to better coordinate the activities of the Company’s employees around the world by enhancing collaboration and innovation across divisional, functional, and geographic lines. Houston provides enhanced access to some of the nation's leading energy companies, an important consideration as we build our total water management solutions business for the oil & gas industry. Our new consolidated headquarters also offers an attractive platform for expansion, while Houston provides a number of advantages associated with its rank as the fourth-largest city in the nation. The move will involve most executive positions in corporate leadership, as well as certain other management and staff positions. Most senior executives from the Company’s six divisions will ultimately consolidate in the Houston headquarters.

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

The Company is subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the listing requirements of NASDAQ and other applicable securities rules and regulations. On August 22, 2012, the Securities and Exchange Commission (“SEC”) adopted rules mandated by the Dodd-Frank Act that require “resource extraction issuers” to disclose annually on Form SD certain payments made to the U.S. Government and foreign governments in connection with the commercial development of oil, natural gas or minerals. Information must be provided about the type and total amount of payments made for each project related to the commercial development of oil, natural gas or minerals, which includes mineral exploration, and the type and total amount of payments made to each government. The SEC also adopted rules mandated by  Dodd-Frank Act that require public companies that manufacture products that contain certain minerals and their derivatives, known as “conflict minerals”, to disclose information annually on whether or not such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and helped to finance the armed conflict in the DRC, and in some cases, to perform extensive due diligence on their supply chains for such minerals. These new rules will apply to the Company’s operations during the Company’s 2014 fiscal year and are discussed more fully in Part I, Item 1A-Risk Factors-Risks Relating to Our Business and Industry.

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

We have made and will continue to make expenditures in our efforts to comply with these requirements. Management does not believe that we have, to date, expended material amounts in connection with such activities or that compliance with these requirements will have a material adverse effect on our capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact on the industries in which we operate, to date, management does not believe they have affected us to any greater or lesser extent than other companies in these industries. Due to the size of our operations, significant new environmental regulation could have a disproportionate adverse effect on our operations. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders limiting or enjoining future operations or imposing additional compliance requirements or operational limitation on such operations. See Part I, Item 1A—Risk Factors—Risks Relating to Our Business and Industry.

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

Anti-corruption and Bribery

We are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the United States Department of Justice. In addition, the Securities and Exchange Commission requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA and other laws can expose the Company and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, financial condition and results of operations. As discussed under the Risk Factors section and Part I, Item 3—Legal Proceedings in this Form 10-K, the Audit Committee of the Board of Directors of the Company has retained outside counsel to conduct an internal investigation of certain transactions and payments in certain countries in Africa that potentially implicate the FCPA, including the books and records provisions.

Employees

At January 31, 2013, we had approximately 4,600 employees, approximately 222 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the U.S. We believe that our relationship with our employees is satisfactory. In all of our operations, an important competitive factor is technical expertise. As a result, we emphasize the training and development of our personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. In addition, we emphasize strict adherence to all health and safety requirements and offer incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and good safety practices. Training includes an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight-hour updates. We have a safety department staff which allows us to offer such training in-house. This staff also prepares health and safety plans for specific sites and provides input and analysis for the health and safety plans prepared by others.

On average, our field supervisors and drillers have over 14 years of experience with us. Many of our professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. We believe that our size and reputation allow us to compete effectively for highly qualified professionals.

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

Risks Relating To Our Business And Industry

Demand for our services is vulnerable to economic downturns and reductions in private industry and municipal spending. If general economic conditions continue or weaken and current constraints on the availability of capital continue, then our revenues, profits and our financial condition may be negatively affected.

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

The current economic conditions are negatively affecting the pricing for our services and we expect these conditions to continue for the foreseeable future. Many of our customers, especially federal, state and local governmental agencies (which make up the majority of our customers in our Water Infrastructure Group) competitively bid for their contracts. Since the recessionary economic environment of 2008, governmental agencies have reduced the number of new projects that they have started and the bidding for those projects has become increasingly competitive. In addition, prices for negotiated contracts have also been negatively impacted. Our customers may also demand lower pricing as a condition of continuing our services. We expect to see an increase in the number of competitors as other companies that do not normally operate in our markets enter seeking contracts to keep their resources employed.

As a result of the above conditions, our revenues, net income and overall financial condition were negatively affected during the fiscal year 2013 and may continue to be adversely affected if the current economic conditions do not improve.

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

Demand for our mineral exploration services depends in significant part upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals, which often fluctuate widely in response to global supply and demand, among other factors. In addition, the price of gold is affected by numerous factors, including international economic trends, currency exchange fluctuations, expectations for inflation, speculative activities, consumption patterns, purchases and sales of gold bullion holdings by central banks and others, world production levels and political events. In addition to prevailing prices for minerals, mineral exploration activity is influenced by the following factors:

●	global and domestic economic considerations;

●	the economic feasibility of mineral exploration and production;

●	the discovery rate of new mineral reserves;

●	national and international political conditions;

●	decisions made by mining companies with regards to location and timing of their exploration budgets; and

●	the ability of mining companies to access or generate sufficient funds to finance capital expenditures for their activities.

A material decrease in the rate of mineral exploration and development would reduce the revenue generated by our Mineral Exploration Division and adversely affect our results of operations and cash flows.

During the fiscal year 2013, our Mineral Exploration Division experienced a reduction in its revenue compared to prior years. This decrease was due to lower mining exploration budgets of our customers, a softer market and extended holiday down time this year over previous years. The Company expects our revenues to increase mid to late fiscal year 2014.

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

Our use of the percentage-of-completion method of accounting involves significant estimates and management judgement, changes of which could result in a reduction or reversal of previously recorded results.

Our revenue on larger construction contracts is recognized on a percentage-of-completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenue, costs and profits in the reporting period when such estimates are revised. Total estimates may be affected by:

●	Changes in expected costs of materials, labor, productivity or scheduling;
●	Changes in external factors outside of our control, such as weather or customer requirements;
●	Change orders, which are a normal and recurring part of the Company’s business, can increase or decrease the scope of work and therefore the revenue and the cost of a job

The above items can change the estimates on a contract, including those arising from contract penalty provisions, and final contract settlements, and can result in revisions to costs and income. Revisions in estimates are recognized in the period in which they are determined.

We may experience cost overruns on our fixed-price contracts, which could reduce our profitability.

A significant number of our contracts contain fixed prices and generally assign responsibility to us for cost overruns for the subject projects. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials, labor and other requirements. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, or our suppliers’ or subcontractors’ inability to perform, could result in substantial losses. Many of our contracts also are subject to cancellation by the customer upon short notice with limited or no damages payable to us. As a result, cost and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could affect our operating results. For example, we have experienced significant cost overruns on projects within our Heavy Civil Division over the last year, producing an operating loss for the division. The nature of estimating contracts is such that changing conditions and new developments are continuous and characteristic of the process. The Company is providing continued support to project managers, including those within the Heavy Civil Division, through training, with an emphasis on contract monitoring.

We have indebtedness and other contractual commitments that could limit our operating flexibility, and in turn, hinder our ability to make payments on the obligations, lessen our ability to make capital expenditures and/or increase the cost of obtaining additional financing.

As of January 31, 2013, our total indebtedness was $109.3 million, our total liabilities were $397.2 million and our total assets were $812.2 million. The terms of our credit agreements could have important consequences to stockholders, including the following:

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

As discussed in Part I, Item 1—Business—in this Form 10-K, we have recently made several significant changes in our corporate strategy. Although these new areas of focus draw upon our significant experience in water management, construction and drilling, we will be marketing our services to new customers and industries. Our management will need to remain flexible to support our new business model over the next few years. Implementing our corporate strategy could require a significant amount of additional capital and could distract management from running our day-to-day operations. If we are not able to successfully implement our current corporate strategy, our results of operations, cash flows and shareholder returns could be negatively affected.

We may experience disruptions in conjunction with the relocation of corporate headquarters.

The Board of Directors has approved the relocation of the Company’s corporate headquarters to The Woodlands, Texas, a suburb of Houston. This relocation is intended to promote increased interaction and collaboration among all divisions of the Company, while providing increased access to some of the nation’s leading energy companies. We have selected a site to lease for the headquarters that is currently under construction. If construction delays impact our ability to occupy that space as planned, the Company may incur additional costs or a disruption in our ability to function in the normal course of business. Also, Jerry Fanska, Layne's Senior Vice President Finance, and Jeff Reynolds, Executive Vice President and Chief Operating Officer, have decided not to relocate to Houston. Mr. Fanska has announced his retirement from Layne, but has agreed to remain with Layne until his successor is named, and to assist in the transition of responsibilities and the Company's relocation to Houston. The transition of these individuals and other personnel who do not relocate will cause disruptions in our administration.

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

Operating outside of the U.S. creates difficulties associated with staffing and managing our international operations, as well as complying with local legal and regulatory requirements. The laws and regulations in the markets in which we operate are subject to rapid change. Although we have local staff in countries in which we deem it appropriate, we cannot assure that we will be operating in full compliance with all applicable laws or regulations to which we may be subject, including customs and clearing, tax, immigration, employment, worker health and safety and environmental. We also cannot assure that these laws will not be modified in ways that may adversely affect our business.

A significant portion of our earnings is generated from our foreign operations, and those of our affiliates.  Political and economic risks in those countries could reduce or eliminate the earnings we derive from those operations.

Our earnings are significantly impacted by the results of our operations in foreign countries. Our foreign operations are subject to certain risks beyond our control, including the following:

●	political, social and economic instability;

●	war and civil disturbances;

●	bribery and corruption;

●	the taking of property through nationalization or expropriation without fair compensation;

●	changes in government policies and regulations;

●	tariffs, taxes and other trade barriers;

●	barriers to timely movement or transfer of equipment between countries; and

●	exchange controls and limitations on remittance of dividends or other payments to us by our foreign subsidiaries and affiliates.

In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations. For example, while there are currently no limitations on the repatriation of profits from the countries in which we have subsidiaries, several countries do impose withholding taxes on dividends or fund transfers. Further foreign currency exchange control restrictions, taxes or limitations may be imposed or increased in the future with regard to repatriation of earnings and investments from countries in which we operate. If exchange control restrictions, taxes or limitations are imposed, our ability to receive dividends or other payments from affected subsidiaries could be reduced, resulting in an adverse material effect.

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

Reductions in the market price of gold, copper and other base metals could significantly reduce our profit.

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

Although we evaluate the credit capacity of our financial counterparties, changes in global economic conditions could negatively impact their ability to access credit. The risks of such reduction in credit capacity include:

●	ability of institutions with whom we have lines of credit to allow access to those funds; and

●	viability of institutions holding our cash deposits or, in the case of U.S. banks, cash deposits in excess of FDIC insurance limits.

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

As of January 31, 2013, the total backlog in the four divisions comprising our Water Infrastructure Group was approximately $566.5 million. This consists of the expected gross revenue associated with executed contracts, or portions thereof, not yet performed by us. We cannot ensure that the revenue projected in our backlog will be realized or, if realized, will result in profit. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog. Reductions in backlog due to cancellation by a customer or scope adjustments adversely affect, potentially to a material extent, the revenue and profit we actually receive from such backlog. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time. Estimates are reviewed periodically and appropriate adjustments are made to the amounts included in backlog. Our backlog as of year-end is generally completed within the following 12 to 24 months. Our backlog does not include any awards for work expected to be performed more than three years after the date of our financial statements. The amount of future actual awards may be more or less than our estimates.

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

As of January 31, 2013, approximately 4.8% of our workforce was unionized and 8 of our 23 standing collective bargaining agreements were scheduled to expire within the next 12 months. To the extent that disputes relating to existing or future collective bargaining agreements arise, a work stoppage could occur. If protracted, a work stoppage could substantially reduce or suspend our operations and reduce our revenue.

If we are not able to demonstrate our technical competence, competitive pricing and reliable performance to potential customers we will lose business to competitors, which would reduce our profit.

We face significant competition and a large part of our business is dependent upon obtaining work through a competitive bidding process. In our Water Infrastructure Group we compete with many smaller firms on a local or regional level, many of whom have a lower corporate overhead cost than us. There are few proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to our company. Our competitors for our bundled construction services are primarily local and regional specialty general contractors. In our Mineral Exploration Division, we compete with a number of drilling companies, the largest being Boart Longyear, an Australian public company, Major Drilling Group International, a Canadian public company, and Foraco International S.A., a French company publicly traded on the Canadian exchange. Competition also places downward pressure on our contract prices and profit margins. Competition in all of our markets, and especially in our Water Infrastructure Group, has intensified in the last couple of years due to the recessionary economic conditions and such heightened competition is expected to continue for the foreseeable future. As a result, we face challenges in our ability to maintain growth rates. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profit. Additional competition could reduce our profit.

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

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. The Dodd-Frank Act requires that public companies conduct due diligence to determine whether such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and whether such minerals helped finance the armed conflict in the DRC.  These new rules will require due diligence efforts in fiscal year 2014 and thereafter, with the first conflict minerals report due by May 31, 2014 and annually thereafter. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as DRC conflict-free because our supply chain is complex. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. See Part I, Item 1—Business—Regulation in this Form 10-K for additional information.

Disclosure of certain operating information as required by Section 1504 of the Dodd-Frank Act could have a negative impact on our competitiveness.

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of certain payments made to the U.S. Government or foreign governments in connection with the commercial development of oil, natural gas or minerals. The rules require a resource extraction issuer to disclose the information annually by filing a report with the SEC no later than 150 days after the end of its fiscal year. Beginning in 2014, we must provide information about the type and total amount of payments made to each government. Disclosure of this type of information could put us at a competitive disadvantage to companies that are not required to make such disclosures.

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

Many of our operations involve the production or disposal of significant quantities of water. We may be subject to regulation that restricts our ability to discharge water in the course of these operations. The cost to dispose of, or treat, that water or otherwise compying with these regulations concerning water disposal may reduce our profitability.

The costs to dispose of this water may increase if any of the following occur:

●	we cannot obtain future permits from applicable regulatory agencies;

●	water of lesser quality or requiring additional treatment is produced; or

●	new laws and regulations require water to be disposed in a different manner.

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

Although we maintain insurance protection that we consider economically prudent for major losses, we have high deductible amounts for each claim under our health insurance, workers’ compensation insurance and liability insurance. Our current individual claim deductible amount is $175,000 for health insurance, $1,000,000 for liability insurance and $1,000,000 for workers’ compensation. We cannot assure that we will have adequate funds to cover our deductible obligations or that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. In addition, we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A successful claim or damage resulting from a hazard for which we are not fully insured could increase our operating costs and reduce our profit.

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

To prepare financial statements in conformity with generally accepted accounting principles in the U.S., we are required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenue, expenses and disclosures of contingent assets and liabilities. Areas in which we must make significant estimates include:

●	contract costs and profit and application of percentage-of-completion accounting and revenue recognition of contract claims;

●	recoverability of inventory and application of lower of cost or market accounting;

●	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

●	provisions for income taxes and related valuation allowances;

●	recoverability of goodwill;

●	recoverability of other intangibles and related estimated lives;

●	valuation of assets acquired and liabilities assumed in connection with business combinations; and

●	accruals for estimated liabilities; including litigation and insurance reserves.

If these estimates are inaccurate, our actual results could differ materially from currently recorded amounts.

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

Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, changes in corporate strategy and business plans or other factors leading to reduction in expected long-term sales or profitability. For example, during the fourth quarter of fiscal year 2012, in connection with our annual assessment of the carrying value of goodwill and other intangibles, we recorded impairment charges totaling $97.5 million. The charges reflect the write-off of substantially all the goodwill associated with the Water Resources, Inliner and Heavy Civil divisions. The write-offs were a result of projected continued weakness in demand for construction projects that was greater and more persistent than originally anticipated, continuing projected weakness in the economy adversely affecting spending by government agencies and the resulting pressures on margins from increased competition and shifts in the corporate strategy.

During fiscal 2013, the Company evaluated the carrying value of assets related to certain product lines. As a result of our evaluation, the Company recognized impairment charges totaling $8.4 million to adjust the carrying values of certain assets to fair value.

As of January 31, 2013, the book value of the Company’s intangible assets, net of amortization, was $8.8 million and goodwill totaled $23.6 million. Of the goodwill amount, $14.7 million is recorded within the Geoconstruction reporting unit and $8.9 million is recorded within the Inliner reporting unit. If additional goodwill or other intangibles on the consolidated balance sheet become impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition.

 If we are unable to support the recoverability of our deferred tax assets it could negatively affect our operating results.

The Company has recorded gross deferred tax assets of $82.6 million reflecting the expected tax benefits of operating loss carry forwards, tax credits and reversing temporary differences as disclosed in Note 9 to the consolidated financial statements. Realization of these deferred tax assets is dependent on generating sufficient taxable income in certain jurisdictions in future tax periods. Although realization is not assured, management believes it is more likely than not that the net recorded deferred tax asset will be realized. If the Company continues to generate sufficient pretax income in future periods the deferred tax asset, net of the existing valuation allowance, should be realizable in the future. This judgment could be significantly impacted if estimates of future taxable income are reduced due to unforeseen events or changes in market conditions. If such reductions occur, it is possible that management may conclude that additional valuation allowances are necessary.

If we repatriate earnings from foreign subsidiaries which are currently considered indefinitely reinvested,  our income tax expense could be significantly increased.

The Company has not recognized a deferred tax liability on the undistributed earnings of foreign subsidiaries as allowed under the indefinite reversal criterion of ASC 740. The Company considers these amounts to be indefinitely invested based on specific plans for reinvestment of these earnings. However, if liquidity deterioration were to require the Company to change its plans and repatriate all or a portion of these undistributed earnings, income tax expense and deferred income tax liabilities could be significantly increased.

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

In February 2012, we began having discussions with the DOJ and SEC regarding the potential resolution of this matter and have held follow-up discussions with both the DOJ and SEC since that time. The discussions with the government are still ongoing, and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company. As of January 31, 2012, the Company accrued a $3.7 million liability representing the Company's initial estimate, based on, among other things, the results of its own internal investigation and an analysis of recent and similar FCPA settlements, of the amount that it may be required to disgorge to the SEC in estimated benefits, plus interest thereon. At the request of the SEC and DOJ, the Company has performed and provided the government additional analysis regarding the estimated benefits that the Company may have received, or intended to receive, from the payments in question. Accordingly, no assurance can be given that the government will accept this estimated disgorgement amount. The estimated disgorgement amount recorded at January 31, 2013, remains $3.7 million. Investors are cautioned to not rely upon the presently accrued liability as accurately reflecting the ultimate amount the Company may be required to pay as disgorgement and interest thereon.

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

We are dependent on our information systems.

The Company is dependent on a variety of information technology systems for the efficient functioning of our business as well as the security of our information. Problems with the implementation of new or upgraded systems as our business grows or with maintenance of existing systems could disrupt or reduce the efficiency of our operations.

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

In addition to outstanding shares eligible for future sale, as of January 31, 2013, 1.3 million shares of our common stock were issuable, subject to vesting requirements, under currently outstanding stock options granted to officers, directors and employees and an additional 0.6 million shares are available to be granted under our stock option and employee incentive plans.

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

Item 2. Properties

Our corporate headquarters are located in Mission Woods, Kansas (a suburb of Kansas City, Missouri), in approximately 46,000 square feet of office space leased by the Company pursuant to a written lease agreement which expires December 31, 2013. On December 6, 2012, the Company’s Board of Directors approved the relocation of the corporate headquarters to The Woodlands, Texas, a suburb of Houston. The Company has entered into a written lease agreement for approximately 51,000 square feet of office space that expires in 2025 and has two, five-year extensions. Occupancy is expected to commence in September 2013. The lease also provides for temporary office space during the transition between headquarters locations.

As of January 31, 2013, we (excluding foreign affliates) owned or leased approximately 710 drill and well service rigs throughout the world, approximately 385 of which were located in the United States. The total rig number includes rigs used primarily in each of our service lines we well as multi-purpose rigs. In addition, as of January 31, 2013, our foreign affliates owned or leased approximately 225 drill rigs.

Oil and Gas Operations

As further discussed in Note 15 to the Consolidated Financial Statements, during fiscal year 2013, we completed the sale of substantially all of the assets of our Energy Division. At January 31, 2013, we had no oil and gas producing activities. Accordingly, the information presented below only includes information of our operations through the completion of the sale on October 1, 2012. We did not have a reserve study performed during fiscal year 2013.

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

As of January 31, 2012, we had total proved reserves of 22,465 MMcf, including proved developed reserves of 19,294 MMcf and proved undeveloped reserves of 3,171 MMcf. The proved developed reserves included 398 MMcfe gas equivalents of oil. The standardized measure of discounted future net cash flows as of January 31, 2012, was $23.8 million. These estimates correspond with the methods used in developing the Supplemental Information on Oil and Gas Producing Activities accompanying the Consolidated Financial Statements in Item 8. The standardized measure of discounted future net cash flows is the present value of estimated future net revenue to be generated from the production of proved reserves, determined in accordance with the rules and regulations of the SEC, less future development, production and income tax expenses, and discounted at 10% per annum to reflect the timing of future net revenue. The price used in determining future net revenue is the unweighted arithmetic average of the first-day-of-the-month spot price for each month within the 12-month period to the end of the reporting period. The future net revenue also incorporates the effect of contractual arrangements such as fixed-price physical delivery forward sales contracts. The price used in our determinations at January 31, 2012, was $3.82 per Mcf.

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

Productive Wells, Acreage and Drilling Activity

For the years ended January 31, 2013, 2012 and 2011, we produced 3,009 MMcf, 4,411 MMcf and 4,455 MMcf of gas, respectively.  Our acreage as of January 31, 2012, was 110,707 and 105,827 gross and net developed acres, respectively, and 115,794 and 111,729 gross and net undeveloped acres, respectively.

The table below sets forth the number of wells completed at any time during the period, regardless of when drilling was initiated.

Fiscal Years Ended January 31,	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
Exploratory wells:
Capable of production	-	-	9	9	-	-
Dry	-	-	2	2	-	-
Development wells:
Capable of production	6	6	18	18	56	56
Dry	-	-	-	-	-	-
Wells abandoned or disposed	(621)	(620)	-	-	-	-
Acquired wells	-	-	-	-	-	-
Net increase (decrease) in capable wells	(615)	(614)	27	27	56	56

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

In February 2012, we began discussions with the DOJ and SEC regarding the potential resolution of this matter and have held follow-up discussions with both the DOJ and SEC since that time. The discussions with the government are still ongoing, and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company. As of January 31, 2012, the Company accrued a $3.7 million liability representing the Company's initial estimate, based on, among other things, the results of its own internal investigation and an analysis of recent and similar FCPA settlements, of the amount that it may be required to disgorge to the SEC in estimated benefits, plus interest thereon. At the request of the SEC and DOJ, the Company has performed and provided the government additional analysis regarding the estimated benefits that the Company may have received, or intended to receive, from the payments in question. Accordingly, no assurance is made or can be given that the government will accept this estimated disgorgement amount. The estimated disgorgement amount recorded at January 31, 2013, remains $3.7 million. Investors are cautioned to not rely upon the presently accrued liability as accurately reflecting the ultimate amount that the Company may be required to pay as disgorgement and interest thereon.

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

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol LAYN. The following table sets forth the range of high and low sales prices of the Company’s stock by quarter for the fiscal years 2013 and 2012, as reported by the NASDAQ Global Select Market.

Fiscal Year 2013	High	Low
First Quarter	$26.70	$20.29
Second Quarter	22.12	18.59
Third Quarter	22.31	18.09
Fourth Quarter	24.59	20.86

Fiscal Year 2012	High	Low
First Quarter	$35.14	$28.79
Second Quarter	32.26	27.40
Third Quarter	28.82	21.35
Fourth Quarter	25.41	21.51

At April 4, 2013, there were 96 owners of record of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 31, 2013, with respect to shares of the Company’s common stock that have been authorized for issuance under the existing equity compensation plans, including the Company’s 2006 Equity Plan and 2002 Option Plan.

The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnote 3 to the table sets forth the total number of shares of the Company’s common stock issuable upon the exercise of options under expired plans as of January 31, 2013, and the weighted average exercise price of those options. No additional options may be granted under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,219,746	(1)	$26.04	558,714	(2)

Equity compensation plans not approved by security holders	-		N/A	-
Total	1,219,746	(3)		558,714

(1)	Shares issuable pursuant to outstanding options under the 2006 Equity Plan and the 2002 Option Plan.
(2)	All shares listed are issuable pursuant to future awards under the 2006 Equity Plan.
(3)
As of January 31, 2013, a total of 65,557 shares of Company common stock were issuable upon the exercise of outstanding options under the expired 1996 Option Plan. The weighted-average exercise price of those options is $24.78 per share. No additional options may be granted under the 1996 Option Plan.

Item 6. Selected Financial Data

The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2013, has been derived from the Company’s audited consolidated financial statements. The Company completed various acquisitions in each of the fiscal years, which are more fully described in Note 2 of the notes to consolidated financial statements or in previously filed Forms 10-K. The acquisitions have been accounted for under the acquisition method of accounting and, accordingly, the Company’s consolidated results include the effects of the acquisitions from the date of each acquisition. During the fiscal year 2013, the Company accounted for its Energy Division as a discontinued operation. Accordingly, financial information for all periods presented has been adjusted to reflect the divisions’ results on that basis.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

As of and Years Ended January 31,	2013	2012	2011	2010	2009
Income Statement Data (in thousands, except per share data):
Revenues	$1,075,624	$1,112,758	$999,905	$820,477	$961,709
Cost of revenues (exclusive of depreciation, amortization and impairment shown below)	(875,439)	(870,741)	(776,392)	(649,862)	(740,921)
Selling, general and administrative expenses	(163,962)	(164,874)	(139,877)	(125,556)	(134,576)
Depreciation and amortization	(61,397)	(56,040)	(44,837)	(40,711)	(38,332)
Impairment charges	(8,431)	(96,579)	-	-	(2,014)
Loss on remeasurement of equity method investment	(7,705)	-	-	-	-
Litigation settlement gains	-	-	-	2,828	-
Equity in earnings of affiliates	20,572	24,647	13,153	8,198	14,089
Interest expense	(4,309)	(2,357)	(1,594)	(2,734)	(3,614)
Other income, net	5,824	9,678	519	211	1,061
(Loss) income from continuing operations before income taxes	(19,223)	(43,508)	50,877	12,851	57,402
Income tax (expense) benefit	8,276	(9,621)	(21,553)	(7,435)	(24,832)
Net (loss) income from continuing operations	(10,947)	(53,129)	29,324	5,416	32,570
Net (loss) income from discontinued operations	(25,076)	(53)	2,263	(4,051)	(6,398)
Net (loss) income	(36,023)	(53,182)	31,587	1,365	26,172
Net (income) loss attributable to noncontrolling interest	(628)	(2,893)	(1,596)	-	362
Net (loss) income attributable to Layne Christensen Company	$(36,651)	$(56,075)	$29,991	$1,365	$26,534

Earnings per share information attributable to
Layne shareholders:
Basic (loss) income per share-continuing operations	$(0.59)	$(2.88)	$1.43	$0.28	$1.71
Basic (loss) income per share-discontinued operations	(1.29)	(0.00)	0.12	(0.21)	(0.33)
Basic (loss) income per share	$(1.88)	$(2.88)	$1.55	$0.07	$1.38

Diluted (loss) income per share-continuing operations	$(0.59)	$(2.88)	$1.42	$0.28	$1.70
Diluted (loss) income per share - discontinued operations	(1.29)	(0.00)	0.11	(0.21)	(0.33)
Diluted (loss) income per share	$(1.88)	$(2.88)	$1.53	$0.07	$1.37

Balance Sheet Data (in thousands):
Working capital, including current maturities of debt	$125,079	$136,404	$93,309	$119,649	$128,610
Total assets	812,226	805,836	816,652	730,955	719,357
Total long-term debt, excluding current maturities	96,539	52,716	-	6,667	26,667
Total Layne stockholders' equity	412,737	448,665	501,402	466,798	456,022

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Company’s consolidated financial statements and notes thereto under Item 8.

Cautionary Language Regarding Forward-Looking Statements

This Form 10-K  may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "should," "intended," "continue," "believe," "may," "hope," "anticipate," "goal," "forecast," "plan," "estimate" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to:  the outcome of the ongoing internal investigation into, among other things, the legality, under the Foreign Corrupt Practices Act and local laws, of certain payments to agents and other third parties interacting with government officials in certain countries in Africa relating to the payment of taxes, the importing of equipment and the employment of expatriates (including any government enforcement action which could arise out of the matters under review or that the matters under review may have resulted in a higher dollar amount of payments or may have a greater financial or business impact than management currently anticipates), prevailing prices for various commodities, the duration of the current slowdown in the Mineral Exploration market, unanticipated slowdowns in the Company's major markets, the availability of credit, the risks and uncertainties normally incident to the construction industry, the timing for the completion of the existing unprofitable contracts in the Heavy Civil division, the ability of the Company to successfully obtain profitable contracts in the Heavy Civil and Energy Services divisions,  the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity and reduce costs, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Many of the factors that will determine these items are beyond the Company's ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne Christensen Company, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in connection with—our consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. MD&A includes the following sections:

●	Our Business—a general description of our business and key fiscal year 2013 events.

●	Consolidated Review of Operations—an analysis of our consolidated results of operations for the three years presented in our consolidated financial statements.

●
Operating Segment Review of Operations—an analysis of our results of operations for the three years presented in our consolidated financial statements for our reporting segments. During fiscal year 2012, we changed our reporting segments in connection with the transition to new leadership, reporting relationships and our new One Layne strategy. We previously reported results of operations under three reporting segments including the Water Infrastructure Division, Mineral Exploration Division and Energy Division. Our new reporting segments are the Water Resources Division, Inliner Division, Heavy Civil Division, Geoconstruction Division, Mineral Exploration Division and Energy Division. During fiscal 2013, the Company sold the exploration and production assets of the Energy Division. Reporting segment information and comparisons in the Operating Segment Review of Operations for prior periods have been recast to match the new reporting segment structure.

●	Liquidity and Capital Resources—an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

●	Critical Accounting Policies—a discussion of our critical accounting policies that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business

Layne is a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. The Company’s operational and organizational structure is divided into divisions based on primary service lines. Each division is comprised of individual district offices, which primarily offer similar services and serve similar markets. Periodically, individual offices within a division may perform services that are normally provided by another division. When that happens, the results of those services are recorded in the originating offices’ own division. For example, if a Mineral Exploration Division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration Division rather than the Water Resources Division. The Company’s segments are defined as follows:

Water Resources Division

Our Water Resources Division provides our customers with every aspect of water supply system development and technology, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. The division also brings new technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. The Water Resources Division provides water systems and services in most regions of the U.S.

Inliner Division

Our Inliner Division provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. We focus on our proprietary Inliner® cured-in-place pipe (“CIPP”) which allows us to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Our trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. We are somewhat unique in that the technology itself, the liner tube manufacturer and the largest installer of the Inliner CIPP technology are all housed within our family of companies. While we focus on our proprietary Inliner CIPP, we are committed to full system renewal. We also provide a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and manhole renewal with cementitious and epoxy products. During fiscal 2013 we were able to obtain the licensing for a new technology, Saertex, which uses ultra-violet light technology as part of its process. It provides the Company with a uniquely different approach to process the storm and sanitary water systems of customers, the majority of which are in the U.S.

Heavy Civil Division

Our Heavy Civil Division delivers sustainable solutions to government agencies and industrial clients by overseeing the design and construction of water and wastewater treatment plants and pipeline installation. In addition, Heavy Civil builds radial collector wells (Ranney Method), surface water intakes, pumping stations, hard rock tunnels and marine construction services – all in support of the world’s water infrastructure. Beyond water solutions, our Heavy Civil Division also designs and constructs biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource for customers predominantly in the U.S.

Geoconstruction Division

We provide specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets around the globe. We have the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, we offer extensive experience in successful completion of complex and schedule-driven major underground construction projects. We provide services that are focused primarily on the foundation systems for dams/levees, tunnel shafts, utility systems, subways or transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems. The Geoconstruction Division provides services in most regions of the U.S., as well as Brazil and Uruguay.

Mineral Exploration Division

Our Mineral Exploration Division conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory (‘greenfield’) and definition (‘brownfield’) drilling. Global mining companies hire us to extract samples from their sites that they analyze for mineral content before investing heavily in development to extract the minerals. We provide information to our clients that assists them in determining if a minable mineral deposit exists on the site, the economic viability of mining the site and the geological properties of the ground, and the determination of mine planning. Our primary markets are in the western U.S., Mexico, Australia, Brazil and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our primary presence in this market.

Other

Other includes our Layne Energy Services initiative of expanding water related services to the energy markets and any other specialty operations not included in one of the other divisions.

Key Fiscal Year 2013 Events

Margins in all of our Water Infrastructure businesses have declined this year, producing an overall cost of revenues as a percentage of revenue for all the businesses of 81% as compared to 78% a year ago. The Company’s Heavy Civil Division has been particularly hard hit by margin declines due to lower prices in the municipal bid market as well as delays and higher than expected costs. In fiscal year 2013, Heavy Civil Division’s revenues have decreased 19% compared to last year. Reduced activity levels, continued costs on certain projects and excess administrative overhead cost have resulted in continuing losses for the Heavy Civil Division. The Heavy Civil Division is focused on reducing headcount, completing low margin legacy projects as expeditiously as possible, and securing new business with a higher associated profit potential.

Revenues in our Mineral Exploration Division began to decline in the second half of fiscal year 2013, and have decreased 8% compared to last year, driven by the global mining expenditure slowdown. We anticipate revenues and profit will continue to decline in the first half of next fiscal year. Management has taken steps to reduce overhead costs, however certain expenses such as depreciation on previously acquired assets, were not reduced. The combination of lower activity levels and fixed overhead costs resulted in a decrease in pre-tax earnings for fiscal year 2013 of 26%.

During FY2013, we recorded impairment charges totaling $8.4 million for certain product lines which we concluded did not fit within our overall strategic direction. The amount included $2.9 million related to intangible assets, with the remainder consisting of adjustments to record tangible assets at an expected realizable value. Charges associated with the Water Resources Division were $4.4 million, and $4.0 million associated with specialty operations not included in our main operating divisions.

On May 30, 2012, the Company acquired the remaining 50% of Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay) for $18.5 million. Diberil, with operations in Sao Paulo, Brazil, and Montevideo, Uruguay, is one of the largest providers of specialty foundation and specialized marine geotechnical services in South America. In conjunction with the acquisition of the remaining 50% equity interest and recording the operation on a fully consolidated basis, the Company remeasured the previously held equity investment in Diberil to fair value and recognized a loss of $7.7 million during the second quarter. The fair value of the 50% noncontrolling interest was estimated to be $15.8 million at the time of the adjustment.

During the third quarter of fiscal year 2013, the Company completed the sale of the exploration and production assets of its Energy Division for $15.0 million, of which $13.5 million was received in the quarter. Results of the Energy Division were a loss on discontinued operations (net of tax) of $25.1 million for fiscal year 2013.

On December 6, 2012, Layne’s Board of Directors approved the relocation of the Company’s global corporate headquarters from Mission Woods, Kansas, to The Woodlands, a suburb of Houston. The move is expected to commence in spring 2013 and be completed by winter 2013. The move will involve most executive positions in Layne’s corporate leadership, as well as certain other management and staff positions. Most senior executives from Layne’s divisions will ultimately consolidate in the Houston headquarters. In connection with this relocation, the Company expects that it will incur pre-tax charges of approximately $14-$17 million, associated with personnel relocation, employee attrition and replacement, and office relocation and other costs. Expenses of $2.7 million related to the relocation were incurred in the fourth quarter of fiscal year 2013, with a substantial part of the remaining costs expected to be incurred in fiscal year 2014. Tax and other incentives totaling approximately $2.2 million are expected to be received over a ten year period from various state and local agencies.

Consolidated Review of Operations

The following table, which is derived from the Company’s Selected Financial Data included in Item 6, presents, for the periods indicated, the percentage relationship which certain items reflected in the Company’s results of operations bear to revenues and the percentage increase or decrease in the dollar amount of such items period-to-period.

				Period-to-Period
	Fiscal Years Ended January 31,			Change
	2013	2012	2011	2013	2012
Revenues:				vs. 2012	vs. 2011
Water Resources	25.9%	24.7%	24.9%	1.4%	10.3%
Inliner	12.4	11.9	11.7	0.9	13.3
Heavy Civil	25.9	30.9	35.3	(19.1)	(2.7)
Geoconstruction	12.4	8.0	7.8	49.4	14.4
Water Infrastructure Group	76.6	75.5	79.7	(2.0)	5.4
Mineral Exploration	22.9	24.2	20.0	(8.3)	34.5
Other	0.5	0.3	0.3	39.5	31.2
Total net revenues	100.0%	100.0%	100.0%	(3.3)	11.3
Cost of revenues	(81.4)%	(78.3)%	(77.6)%	0.5	12.2
Selling, general and administrative expenses	(15.2)	(14.8)	(14.0)	(0.6)	17.9
Depreciation and amortization	(5.7)	(5.0)	(4.5)	9.6	25.0
Impairment charges	(0.8)	(8.7)	-	*	*
Loss on remeasurement of equity investment	(0.7)	-	-	*	*
Equity in earning of affiliates	1.9	2.2	1.3	(16.5)	87.4
Interest expense	(0.4)	(0.2)	(0.2)	82.8	47.9
Other income, net	0.5	0.9	0.1	(39.8)	1,764.7
(Loss) income from continuing operations	(1.8)	(3.9)	5.1	(55.8)	(185.5)
Income tax expense	0.8	(0.9)	(2.2)	(186.0)	(55.4)
Net (loss) income from continuing operations	(1.0)	(4.8)	2.9	(79.4)	(281.2)
Net (loss) income from discontinued operations	(2.3)	-	0.2	*	(102.3)
Net (loss) income	(3.3)	(4.8)	3.1	(32.3)	(268.4)
Net (loss) attributable to noncontrolling interests	(0.1)	(0.3)	(0.2)	(78.3)	81.3
Net (loss) income attributable to Layne	(3.4)%	(5.1)%	2.9%	(34.6)%	(287.0)%

* = not meaningful

Revenues, equity in earnings of affiliates and income before income taxes pertaining to the Company’s operating segments are presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, executive management and board of directors.

	Fiscal Years Ended January 31,
(in thousands)	2013	2012	2011
Revenues
Water Resources	$278,529	$274,556	$248,907
Inliner	133,256	132,108	116,566
Heavy Civil	278,131	343,760	353,304
Geoconstruction	133,247	89,210	77,969
Water Infrastructure Group	823,163	839,634	796,746
Mineral Exploration	246,582	268,909	199,946
Other	5,879	4,215	3,213
Total revenues	$1,075,624	$1,112,758	$999,905
Equity in earnings of affiliates
Geoconstruction	$3,872	$3,345	$517
Mineral Exploration	16,700	21,302	12,636
Total equity in earnings of affiliates	$20,572	$24,647	$13,153
Income (loss) from continuing operations before income taxes
Water Resources	$4,426	$(5,967)	$17,377
Inliner	9,936	(13,236)	9,426
Heavy Civil	(32,308)	(61,649)	9,637
Geoconstruction	517	12,828	11,708
Water Infrastructure Group	(17,429)	(68,024)	48,148
Mineral Exploration	45,969	62,259	34,947
Other	(7,445)	(4,520)	(400)
Unallocated corporate expenses	(36,009)	(30,866)	(30,224)
Interest expense	(4,309)	(2,357)	(1,594)
Total (loss) income from continuing operations before income taxes	$(19,223)	$(43,508)	$50,877

Comparison of Fiscal Year 2013 (FY2013) to Fiscal Year 2012 (FY2012)

Revenues decreased $37.1 million, or 3.3% to $1,075.6 million, for FY2013, compared to $1,112.8 million for FY2012. A further discussion of results of operations by division is presented below.

Cost of revenues increased $4.7 million or 0.5% to $875.4 million (81.4% of revenues) for FY2013, compared to $870.7 million (78.3% of revenues) for FY2012. Margin pressures across most divisions, especially those exposed to the municipal sector, and higher than anticipated costs in our Heavy Civil business have increased cost of revenues as a percentage of revenues.

Selling, general and administrative expenses were $164.0 million for FY2013, compared to $164.9 million for FY2012. The decrease was a combination of several changes in cost. Last year we recorded a $3.7 million liability related to the investigation into the Foreign Corrupt Practices Act (“FCPA”), which has not changed. We had decreases in costs due to reductions in short and long term incentive compensation of $4.8 million and a reduction in operating taxes of $4.6 million primarily due to a favorable audit settlement. We had costs of $4.9 million from newly acquired operations, and increases of $5.1 million related to executive transition and other costs associated with the relocation of the corporate headquarters and $2.0 million in higher legal and professional fees.

Depreciation and amortization expenses were $61.4 million for FY2013, compared to $56.0 million for FY2012. The increase was primarily the result of $3.0 million of depreciation and amortization of assets acquired through the purchase of Diberil and increases associated with other equipment additions.

During the second quarter of FY2013, the Company acquired the remaining 50% interest in Diberil, a company previously accounted for on the equity method basis. In accordance with accounting guidance in moving the acquired company to a fully consolidated basis, the Company remeasured the previously held equity investment to fair value and recognized a non-cash loss of $7.7 million during the period.

During FY2013 we recorded impairment charges totaling $8.4 million for certain product lines which we concluded did not fit within our overall strategic direction. The amount included $2.9 million related to intangible assets, with the remainder consisting of adjustments to record tangible assets at an expected realizable value. Charges of $4.4 million were associated with the Water Resources Division, and $4.0 million were associated with specialty operations not included in our main operating divisions.

During the fourth quarter of FY2012, in connection with our annual assessment of the carrying value of goodwill and other intangibles, we recorded impairment charges totaling $96.6 million. The charges included $17.1 million associated with the Water Resources Division, $23.1 million associated with the Inliner Division, $53.7 million associated with the Heavy Civil Division and $2.7 million associated with our other businesses. The charges in the Heavy Civil Division include $9.2 million related to trade names, largely due to our corporate strategy decision in the fourth quarter to emphasize the Layne name for the Company’s services worldwide, which resulted in our ceasing to use these trade names. The remainder of the charges in the Heavy Civil Division, and the charges in the other divisions, were to write-off substantially all of the goodwill associated with those divisions. The write-offs were a result of projected continued weakness in demand for construction projects that was greater and more persistent than originally anticipated, continuing projected weakness in the economy adversely affecting spending by government agencies and the resulting pressures on margins from increased competition from smaller competitors. The goodwill charge in Water Resources was also impacted by a shift in the corporate strategy in the fourth quarter to focus more on traditional water treatment services, resulting in the write-off of goodwill associated with acquired companies that had a heavy research and development focus. The tax effect of the impairment charges was a benefit of $12.5 million.

Equity in earnings of affiliates was $20.6 million for FY2013, compared to $24.6 million for FY2012. The equity earnings are comprised of earnings from Diberil prior to our acquisition of the remaining 50% interest, and from our mineral exploration affiliates in South America. Due to the purchase of the remaining 50% interest in Diberil on May 30, 2012, the operations of Diberil subsequent to the acquisition are consolidated and we are no longer recording equity in earnings for that entity. The decrease in equity earnings from our South American affiliates was a result of similar slowdowns in exploration activity by mining clients as we experienced in our wholly-owned operations.

Interest expense increased to $4.3 million for FY2013, compared to $2.4 million for FY2012. The increase was the result of increased borrowing on our revolving credit facilities to fund capital expenditures, acquisitions and working capital needs.

Other income, net for FY2013 consisted primarily of a combination of gains on sales of surplus equipment of $3.4 million, recognition of $1.0 million of previously deferred gain on the sale of an operating facility in California, an adjustment of $0.5 million for the expected earnout liability on a prior acquisition.

 An income tax benefit of $8.3 million was recorded for continuing operations for FY2013, compared to an expense for continuing operations of $9.6 million for FY2012. The Company had several items impacting the tax rate for FY2013. There was no tax benefit recorded on the previously disclosed loss associated with the equity investment in Diberil. Additionally, certain of the Company’s tax years in the U.S. and foreign jurisdictions were closed with no adjustments, resulting in the reversal of previously established reserves for uncertain tax positions totaling $4.2 million. The effective tax rate for continuing operations for FY2013 excluding these items was 35.1%. For FY2012, the effective tax rate for continuing operations was impacted by the impairment charges. Excluding the impairment charges, the Company would have recorded an income tax expense of $22.1 million, an adjusted effective rate of 41.7%. The difference in the adjusted effective rate as compared to the prior year was primarily due to a change in the mix of domestic and foreign income along with the favorable tax treatment of equity in earnings of affiliates which are permanently reinvested.

Non-GAAP Financial Measures

The Company uses certain financial measures to assess performance which are not defined in generally accepted accounting principles (GAAP). These measures are included as a complement to results provided in accordance with GAAP because we believe these non-GAAP financial measures help us explain underlying performance trends in our business and provide useful information to both management and investors. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. These include the presentations of division income before certain charges and effective income tax rates excluding those charges.

Operating Segment Review of Operations

Water Resources Division
	Fiscal Years Ended January 31,
(in thousands)	2013	2012
Revenues	$278,529	$274,556

Income before impairments and income taxes	8,859	11,117
Less: Impairment charges	(4,433)	(17,084)
Income (loss) before income taxes	4,426	(5,967)

Water Resources Division revenues increased $4.0 million, or 1.4%, for FY2013 compared to FY2012. The increase in revenues was due mainly to a project beginning in Ethiopia, better performance in the Southeast and Midwest Groups due to drought-related projects and revenues generated on contracts which have partially replaced revenues of $11.1 million from a large project in Afghanistan in the prior year.

Income (loss) before income taxes was heavily impacted by impairments in both FY2013 ($4.4 million) and FY2012 ($17.1 million). Income before income taxes for FY2012 included the recognition of a deferred gain on the sale of a facility in Fontana, California, of $5.4 million (as compared to $1.0 million in FY2013).

       Apart from the impact of the impairments and deferred gain, income from the remaining activity for the division increased over a year ago due to steps being taken to control overhead costs and improve margins through diversity of the work being performed, including a water supply project being executed for a customer of our Mineral Exploration Division in Mexico.

The backlog in the Water Resources Division was $63.1 million as of January 31, 2013, compared to $102.7 million as of January 31, 2012. This decrease is primarily due to what we believe is a temporary slowdown in deep injection well drilling projects in Florida.

Inliner Division

	Fiscal Years Ended January 31,
(in thousands)	2013	2012
Revenues	$133,256	$132,108

Income before impairments and income taxes	9,936	9,894
Less: Impairment charges	-	(23,130)
Income (loss) before income taxes	9,936	(13,236)

Inliner Division revenues increased $1.1 million, or 0.9%, for FY2013. The division has experienced some shifts in the geographic regions in which we generate revenues but overall steady activity levels, as well as increased sales of lining products to third party contractors.

Income (loss) before income taxes was heavily impacted by impairments in FY2012 ($23.1 million). Aside from the impairments, income before income taxes was basically flat with last year.

The backlog in the Inliner Division was $66.2 million as of January 31, 2013, compared to $80.4 million as of January 31, 2012.

Heavy Civil Division

	Fiscal Years Ended January 31,
(in thousands)	2013	2012
Revenues	$278,131	$343,760

Loss before impairments and income taxes	(32,308)	(7,918)
Less: Impairment charges	-	(53,731)
Loss before income taxes	(32,308)	(61,649)

The overall decline in revenues for the Heavy Civil Division was primarily comprised of a decrease of $77.4 million for our plant construction work in FY2013, reflecting our focus on pursuing higher margin opportunities.

Higher than anticipated costs on legacy projects and the inability to cover administrative overhead costs with the lower activity levels have resulted in continuing losses for the division. As previously announced, management has been replaced in several of the division’s offices and the division is focused on completing low margin legacy projects as expeditiously as possible, while securing new business with a higher associated profit potential and reducing overhead. Headcount in the division is 22.5% less than last year.

The backlog in the Heavy Civil Division was $395.7 million as of January 31, 2013, compared to $308.1 million as of January 31, 2012. The backlog at January 31, 2013, includes $85.5 million of remaining backlog for the previously announced project for Islamorada, Florida. The majority of the backlog for Islamorada is expected to proceed over the next two years, although a plant operating component could extend for multiple years.

Geoconstruction Division

	Fiscal Years Ended January 31,
(in thousands)	2013	2012
Revenues	$133,247	$89,210
Income before income taxes	517	12,828
Equity in earnings of affiliates, included in above earnings	3,872	3,345

On May 30, 2012, the division acquired the remaining 50% of Diberil. The results of Diberil are reported on a consolidated basis from the date of acquisition, rather than on an equity basis as had been done previously. In accordance with accounting guidance in moving Diberil to a fully consolidated basis, we remeasured the previously held 50% non-controlling interest in Diberil to fair value and recognized a non-cash loss of $7.7 million during the second quarter of FY2013.

Geoconstruction Division revenues increased $44.0 million for FY2013, which reflected revenues from Diberil of $31.6 million (no comparable amounts were recorded last year), and progress on ground stabilization projects in Washington D.C., Florida, New York and Indiana, offset by reduced revenues from a large dam stabilization project from the prior year which is winding down.

Including its consolidated and equity basis results, Diberil contributed $8.1 million of income before income taxes for FY2013, compared to $3.3 million for FY2012. Results at Diberil have improved over last year due to good performance on a river crossing project in the Amazon.

Income before income taxes decreased $12.3 million for FY2013 compared to the prior year. The decrease includes a non-cash loss of $7.7 million on the remeasurement of the equity investment in Diberil during the second quarter. While we have been able to replace the revenue from the dam stabilization project noted above, the margins on these new projects have been less, resulting in decreased operating results. These decreases were partially offset by the Diberil operating results as discussed above. We are pursuing significant change orders on several projects, which have not been recognized in our estimates as they are not yet approved. If we are successful in obtaining approval, they will have a favorable impact in the period in which they are recognized.

The backlog in the Geoconstruction Division was $41.5 million as of January 31, 2013, compared to $47.3 million as of January 31, 2012.

Mineral Exploration Division

	Fiscal Years Ended January 31,
(in thousands)	2013	2012
Revenues	$246,582	$268,909
Income before income taxes	45,969	62,259
Equity in earnings of affiliates, included in above earnings	16,700	21,302

Mineral Exploration Division revenues decreased $22.3 million, or 8.3%, for FY2013 as compared to last year. The decline in revenues was primarily in Africa ($14.3 million), Canada ($11.4 million), and Australia ($6.8 million), offset partially by an increase of $11.5 million in revenues in Mexico. The declines in Africa and Australia reflect recent cut backs on exploration programs by our customers as they adjust to world economic changes and, in some cases, work through the integration of large acquisitions. The decline in Canada is due to shifting most of our equipment in Canada to opportunities with better profit potential in Mexico and Brazil.

Income before income taxes decreased $16.3 million, or 26.2%, for FY2013 as compared to last year. The division had improved earnings in some locations, and favorable reductions in legal expenses, however was not able to offset the impact of the overall decreases in revenues noted above. Management has taken steps to react to the lower revenue levels; however, certain overhead expenses and depreciation on previously acquired assets could not be reduced in the short term. The combination of the lower activity levels and fixed overhead costs produced the earnings decline during the year.

Equity in earnings from our affiliates in South America was also impacted during FY2013 by slowdowns in mineral exploration activity, as well as by a temporary mine shutdown by one of our clients earlier in the year.

Other

	Fiscal Years Ended January 31,
(in thousands)	2013	2012
Revenues	$5,879	$4,215

Loss before impairments and income taxes	(3,447)	(1,886)
Less: Impairment charges	(3,998)	(2,634)
Loss before income taxes	(7,445)	(4,520)

Other revenues and losses before income taxes are primarily from our Layne Energy Services initiative of expanding water related services to the energy markets. The increased loss before income taxes in FY2013 is due to impairment charges of $4.0 million taken related to non-core product lines and severance costs to replace certain senior executives.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $36.0 million for FY2013, compared to $30.9 million for FY2012. The increase is primarily due to $5.1 million related to executive transition and other costs associated with the relocation of the corporate headquarters and $2.2 million in higher legal and professional fees, offset by $2.3 million reductions in short and long term incentive compensation.

Comparison of Fiscal Year 2012 (FY2012) to Fiscal Year 2011 (FY2011)

Revenues increased $112.9 million or 11.3% to $1,112.8 million for FY2012, compared to $999.9 million for FY2011. Strong activity levels were displayed across all Mineral Exploration Division locations with the largest increases in Africa, the Western U.S. and Mexico. A further discussion of results of operations by division is presented below.

Cost of revenues increased $94.3 million or 12.2% to $870.7 million (78.3% of revenues) for FY2012, compared to $776.4 million (77.6% of revenues) for FY2011. The increase as a percentage of revenues was primarily due to cost overruns and project delays in our Heavy Civil business in the second half of the year and margin pressures in our Heavy Civil and Water Resources businesses due to the continuing weakness in municipal spending.

Selling, general and administrative expenses were $164.9 million for FY2012, compared to $139.9 million for FY2011. In the fourth quarter, we recorded a $3.7 million liability related to the investigation into the Foreign Corrupt Practices Act (“FCPA”). The remaining increase was primarily due to additional expenses of $4.3 million from acquired operations, $5.1 million in increased compensation costs, costs of $4.8 million associated with the transition of the chief executive officer and other executives, $4.7 million in increased legal and professional fees and $2.5 million in increased travel expenses. The increases were partially offset by a decrease in consulting services of $2.4 million due to higher costs in FY2011 associated with systems implementation and merger and acquisition projects.

Depreciation and amortization expenses were $56.0 million for FY2012, compared to $44.8 million for FY2011. The increase was primarily the result of increases in assets from acquisitions and property additions.

During the fourth quarter of FY2012, in connection with our annual assessment of the carrying value of goodwill and other intangibles, we recorded impairment charges totaling $96.6 million. The charges included $17.1 million associated with the Water Resources Division, $23.1 million associated with the Inliner Division, $53.7 million associated with the Heavy Civil Division and $2.7 million associated with our other businesses. The charges in the Heavy Civil Division include $9.2 million related to trade names, largely due our corporate strategy decision in the fourth quarter to emphasize the Layne name for the Company’s services worldwide, which will result in our ceasing to use these trade names. The remainder of the charges in the Heavy Civil Division, and the charges in the other divisions, are to write-off substantially all of the goodwill associated with those divisions. The write-offs are a result of projected continued weakness in demand for construction projects that is greater and more persistent than originally anticipated, continuing projected weakness in the economy adversely affecting spending by government agencies and the resulting pressures on margins from increased competition from smaller competitors. The goodwill charge in Water Resources was also impacted by a shift in the corporate strategy in the fourth quarter to focus more on traditional water treatment services, resulting in the write-off of goodwill associated with acquired companies that had a heavy research and development focus. The tax effect of the impairment charges was a benefit of $12.5 million.

Equity in earnings of affiliates was $24.6 million for FY2012, compared to $13.2 million for FY2011. The increase reflects the impact of an improved minerals exploration market in Latin America, primarily for gold and copper in Chile and Peru as well as a full year of operations from our Geoconstruction affiliate in Brazil.

Interest expense increased to $2.4 million for FY2012, compared to $1.6 million for FY2011. The increase was the result of increased borrowing on our revolving credit facilities to fund operations.

Other income, net for FY2012 consisted primarily of a gain of $5.4 million (inclusive of $0.4 million amortization of deferred gain) on the sale of a facility in California, a gain of $1.0 million on the sale of certain investment securities in Australia and gains of $2.9 million on the sale of other equipment.

The Company recorded income tax expense of $9.6 million (on a loss before income taxes of $43.5 million, resulting in an effective rate of negative 22.0%) for FY2012, compared to expense of $21.6 million (an effective rate of 42.4%) for FY2011. Excluding the impact of the impairment charges, for FY2012, the Company would have recorded income tax expense of $22.5 million (an adjusted effective rate of 41.6%). The adjusted effective rate for the current year was lower than the effective rate for the prior year due to the continued increase in the equity earnings of affiliates as a percentage of income before income taxes. As a substantial part of the non-dividend portion of these earnings is considered indefinitely re-invested, it tends to lower our effective tax rate.

Operating Segment Review of Operations

Water Resources Division

	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$274,556	$248,907

Income before impairments and income taxes	11,117	17,377
Less: Impairment charges	(17,084)	-
(Loss) income before income taxes	(5,967)	17,377

At our Water Resources Division, revenue levels were up across all product lines, particularly water supply, repair and installation services and our deep wastewater injection well work for power companies in the Florida market. The increases were partially offset by a decline of $12.1 million from our water supply project in Afghanistan which was substantially completed early in the year.

Income before impairments and income taxes included a gain of $5.4 million (including $0.4 million amortization of deferred gain) on the sale of a facility in Fontana, California. The decrease was primarily attributable to a decline of $9.4 million from our Afghanistan project which has not been fully replaced, lower margins on municipal bid work and by losses in our water treatment operations. We expect profit margins for projects in the municipal sector to remain under pressure for at least the next year.

The backlog in the Water Resources Division was $102.7 million as of January 31, 2012, compared to $107.3 million as of January 31, 2011.

Inliner Division

	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$132,108	$116,566

Income before impairments and income taxes	9,894	9,426
Less: Impairment charges	(23,130)	-
(Loss) income before income taxes	(13,236)	9,426

Inliner Division revenues increased primarily due to the impact of acquired operations, which contributed revenues of $14.2 million.

 The increase in income before impairments and income taxes was largely due to improved margins, particularly in the southeast U.S. The acquired operations are being transitioned into the division and were not large contributors to earnings.

The backlog in the Inliner Division was $80.4 million as of January 31, 2012, compared to $62.9 million as of January 31, 2011.

Heavy Civil Division

	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$343,760	$353,304

(Loss) income before impairments and income taxes	(7,918)	9,637
Less: Impairment charges	(53,731)	-
(Loss) income before income taxes	(61,649)	9,637

The decreases in Heavy Civil Division revenues were due to slight revenue declines across most of our operations as the division encountered greater competition. Our expansion into the southwestern U.S. continued, contributing revenues of $23.3 million.

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

The backlog in the Heavy Civil Division was $308.1 million as of January 31, 2012, compared to $358.2 million as of January 31, 2011. The decline is partially due to our efforts to increase our bid margins and reduce the levels of low margin projects.

Geoconstruction Division

	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$89,210	$77,969
Income before income taxes	12,828	11,708
Equity in earnings of affiliates, included in above earnings	3,345	517

Revenues include a full year of operations for Bencor, acquired at the end of the third quarter of FY2011. Revenue in our other operations was down, due in large part to time spent reallocating our resources following the completion of large projects in New Orleans and San Francisco.

Income before income taxes was primarily attributable to an increase of $7.3 million from acquired operations and to $2.8 million increased equity earnings from our affiliates.

The backlog in the Geoconstruction Division was $47.3 million as of January 31, 2012, compared to $58.4 million as of January 31, 2011.

Mineral Exploration Division

	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$268,909	$199,946
Income before income taxes	62,259	34,947
Equity in earnings of affiliates, included in above earnings	21,302	12,636

Mineral Exploration revenues increased due to high activity levels across all locations, and were particularly strong in Mexico, southern Africa and the southwest U.S.

The increase in income before income taxes resulted primarily from a combination of high activity levels and continued improvement in pricing in substantially all of our operations, as well as equity earnings from our affiliates in Latin America. Although they slowed in the fourth quarter due to project start-up expenses and other delays at certain mine site locations, our partners had their strongest year ever, with significant increases at copper mine sites in Chile. The increases were partially offset by increased legal and professional expenses related to the FCPA investigation of $3.8 million, and by the accrual of $3.7 million for the FCPA investigation in the fourth quarter.

Other

	Fiscal Years Ended January 31,
(in thousands)	2012	2011
Revenues	$4,215	$3,213

Loss before impairments and income taxes	(1,886)	(400)
Less: Impairment charges	(2,634)	-
Loss before income taxes	(4,520)	(400)

Other revenues increased primarily as a result of increased revenues of $1.6 million from our energy services operations. The increase in loss before impairments and income taxes resulted primarily from acquisition integration related costs.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $30.9 million for FY2012, compared to $30.2 million for FY2011. Current year expenses include $4.0 million related to the transition of the chief executive officer and other executives. The remaining decrease from last year includes reductions of $2.4 million in consulting costs for systems implementation and merger and acquisition projects, and $2.1 million in incentive compensation expenses.

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

The Company’s working capital as of January 31, 2013 and 2012 was $125.1 million and $136.4 million, respectively. The Company’s cash and cash equivalents as of January 31, 2013 were $27.2 million, compared to $41.9 million as of January 31, 2012. The Company believes that it will have sufficient cash from operations and access to credit facilities to meet its operating cash requirements, make required debt payments, and fund its capital expenditures. Funding for potential acquisitions will be evaluated based on the particular facts and circumstances of the opportunity.

Of our cash and cash equivalents, amounts held by foreign subsidiaries as of January 31, 2013 were $14.2 million, compared to $22.7 million as of January 31, 2012. Repatriation of cash balances from some of the Company's foreign subsidiaries could result in withholding taxes in the local jurisdictions. Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted the Company’s overall liquidity. We continue to monitor developments in the foreign countries in which we operate for changes in currency regulation. In that regard, certain countries in Africa will begin to require companies to transact in local currency rather than the U.S. dollar. We are assessing any necessary changes in our operations in response to these changes, but do not believe the new requirements will significantly impact our liquidity.

Subsequent to year end, the Company was notified that one of its banks had restricted access to all funds over a certain dollar amount and has also received information that the bank may be ceasing operations. The Company is in the process of engaging local legal counsel to assist in recovering its funds. At this time the Company is not able to estimate the amount of funds, if any, which it will be unable to recover. At the time of closure, the Company held $2.9 million in the closed facility. See Note 19.

The Company maintains an unsecured $300 million revolving credit facility (the “Credit Agreement”) which extends to March 25, 2016, as well as a private shelf agreement (the “Shelf Agreement”) whereby it can issue $150 million in unsecured notes. The Shelf Agreement extends to July 8, 2021. No unsecured notes have been issued under the Shelf Agreement as of January 31, 2013.

On January 31, 2013, there were letters of credit of $22.3 million and borrowings of $95.0 million outstanding under the Credit Agreement resulting in available capacity of $182.7 million.

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

The financial covenants are based on defined terms included in the agreements, such as adjusted EBITDA and adjusted EBITDAR. Compliance with the financial covenants is required on a quarterly basis, using the most recent four fiscal quarters.  Adjusted EBITDA is generally defined as consolidated net income excluding discontinued operations, net interest expense, provision for income taxes, gains or losses from extraordinary items, gains or losses from the sale of capital assets, non-cash items including depreciation and amortization, and share-based compensation. Equity in earnings of affiliates is included only to the extent of dividends or distributions received. Adjusted EBITDAR is defined as adjusted EDITDA, plus rent expense. All of these measures are considered non-GAAP financial measures and are not intended to be in accordance with accounting principles generally accepted in the United States.

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

As of January 31, 2013 and 2012, the Company’s actual and required covenant levels under the existing agreements were as follows:

	Actual	Required	Actual	Required
	2013	2013	2012	2012
Minimum fixed charge coverage ratio	2.57	1.50	2.98	1.50
Maximum leverage ratio	1.99	3.00	0.78	3.00

The Company was in compliance with all of its financial covenants as of January 31, 2013. However, if the recent weakness in our markets and our operations continues, we may not be in compliance with our ratio of total debt to adjusted EBITDA in future periods. We believe we have alternative actions within our control which could be taken to enhance our ability to remain in compliance. If we were to fail to continue to meet our ratio of total debt to adjusted EBITDA or any of our other loan covenants in the future, we would pursue bank waivers of compliance and amend our revolving credit facility to allow us to become compliant.

Operating Activities

Cash provided by operating activities was $24.8 million, $15.7 million and $68.9 million for FY2013, FY2012 and FY2011, respectively. The primary drivers for our cash from operating activities are our results of operations and our management of working capital levels. Working capital, excluding debt, was $137.9 million at January 31, 2013, and $143.9 million at January 31, 2012.

Working capital decreased during FY2013, particularly in the fourth quarter, as our revenue levels have declined and due to collection efforts. The declines were offset to an extent by inventory levels which increased, primarily due to large material purchases for two projects.

Investing Activities

The Company’s capital expenditures of $77.5 million for FY2013 were split between $75.8 million to maintain and upgrade its equipment and facilities and $1.7 million spent on the Company’s unconventional natural gas exploration and production prior to its sale in the third quarter. This compares to equipment spending of $66.9 million and natural gas exploration and production spending of $3.9 million for FY2012. The spending in FY2012 included $9.7 million to purchase and prepare a new facility in California. The Company’s remaining capital expenditures for continuing operations in FY2013 and FY2012 were primarily spent on maintaining and upgrading our equipment and facilities. For FY2013, the Company received $6.2 million in proceeds from disposals of property and equipment, compared to proceeds of $14.1 million for FY2012. FY2012 included proceeds of $9.0 million from the sale of a facility in California.

During FY2013, the Company invested $17.5 million, net of cash acquired, for the acquisition of the remaining 50% of Diberil, as well as invested $0.9 million to acquire 100% of the stock of Fursol Informatica S.r.l. (Fursol). An additional $0.1 million will be paid for Fursol on October 4, 2013 pursuant to the terms of the purchase agreement. This compares to acquisition related spending of $8.9 million for FY2012. The Company intends to continue to evaluate acquisition opportunities to enhance its existing service offerings and to expand our geographic market.

Financing Activities

During FY2013, FY2012 and FY2011, the Company had net borrowings of $43.6 million, $55.2 million and $3.0 million under its credit facilities. Borrowings were primarily used to fund the Company’s capital expenditures, acquisitions, and working capital needs. The Company made scheduled debt payments on its Senior Notes of $6.7 million in FY2012 and $20.0 million in FY2011.

During FY2013 and FY2012, the Company distributed $4.2 million and $2.2 million to its non-controlling interest partners as either distributions of joint project income or, in the case of a Mineral Exploration subsidiary in Brazil, to buy out the non-controlling interest.

Contractual Obligations and Commercial Commitments

The Company’s contractual obligations and commercial commitments as of January 31, 2013, are summarized as follows:

	Payments/Expiration by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations and other
commercial commitments:
Credit agreement	$95,000	$	$	$95,000	$
Notes payable	11,676	11,586	90
Operating leases	16,429	6,295	6,522	3,612	-
Capitalized leases (including interest)	3,645	1,640	2,005	-
Supplemental retirement benefits	5,644	339	1,017	678	3,610
Software financing obligations	432	432
Income tax uncertainties	5,913	5,913
Total contractual obligations	138,739	26,205	9,634	99,290	3,610
Standby letters of credit	22,273	22,273	-	-	-
Total contractual obligations
and commercial commitments	$161,012	$48,478	$9,634	$99,290	$3,610

The Company expects to meet its cash contractual obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. Interest is payable on the Credit Agreement at variable interest rates equal to, at the Company’s option, a LIBOR rate plus 1.25% to 2.25%, or a base rate, as defined in the Credit Agreement plus up to 1.25%, each depending on the Company’s leverage ratio. (See Note 7 of the notes to consolidated financial statements) Interest payments on the Credit Agreement are uncertain due to variable interest rates and fluctuations in the outstanding balance, and accordingly have not been included in the table above.

The Company has income tax uncertainties in the amount of $15.8 million at January 31, 2013, that are classified as non-current on the Company’s balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolution of these items is uncertain, and accordingly the amounts have not been included in the table above.

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

Revenue Recognition – Revenues are recognized on large, long-term construction contracts meeting the criteria of Accounting Standards Codification (“ASC”) Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined. Because the Company has many contracts in process at any given time, these changes in estimates can offset each other minimizing the impact on overall profitability. However, large changes in cost estimates on larger, more complex construction projects can have a material impact on the Company’s financial statements and are reflected in results of operations when they become known. These changes should be appropriate, timely and adequately supported. These changes include changes in expected cost of materials, labor, productivity, weather, changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions, change orders and final contract settlements, and other factors, may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

We consider both a market approach and an income approach in estimating the fair value of each reporting unit in our analysis. The market approach may include use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or similar lines of business as the respective reporting unit. The guideline company method uses market multiples of publically traded companies with operating characteristics similar to the respective reporting unit. The income approach uses projections of each reporting unit’s estimated cash flows discounted using a weighted average cost of capital that reflects current market conditions. We also compare the aggregate fair value of our reporting units to our market capitalization plus a control premium.

The more significant assumptions used in the income approach, which are subject to change as a result of changing economic and competitive conditions, are as follows:

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

A change in events or circumstances, a change in strategic direction, or a change in the competitive or economic environment could adversely affect the fair value of one or more reporting units. If additional goodwill or other intangibles on the consolidated balance sheet become impaired during a future period, the resulting impairment charge could have a material impact on our results of operations and financial condition. As of January 31, 2013, the book value of the Company’s intangible assets, net of amortization, was $8.8 million and goodwill totaled $23.6 million. Of the goodwill amount, $14.6 million is recorded within the Geoconstruction reporting unit and $8.9 million is recorded within the Inliner reporting unit.

As of our annual valuation date, the fair value of the Geoconstruction and Inliner reporting units exceed their carrying value by 19% and 63%, respectively. A decrease in the fair value of these reporting units, holding all other variables constant, could result in incremental goodwill impairment. As of our valuation date, an increase in the discount rates used in the income approach for Geoconstruction from the 13% rate used to 16%, and for Inliner from 11.5% to 15.5%, would reduce the estimated fair value under the income approach to equal the carrying value.

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

Income Taxes – Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The company reviews deferred tax assets for recoverability on a jurisdictional basis. In assessing the need for a valuation allowance, the company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. In preparing future taxable income projections, the company considers the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, future taxable income, taxable income available in prior carry back years, and the availability of tax-planning strategies when determining the realizability of recorded deferred tax assets. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely.

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

New Accounting Pronouncements – See Note 17 of the notes to consolidated financial statements for a discussion of new accounting pronouncements and their impact on the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rate risk on variable rate debt, foreign exchange rate risk that could give rise to translation and transaction gains and losses.

Interest Rate Risk

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is included in Note 7 of the notes to consolidated financial statements of this Form 10-K. As of January 31, 2013 an instantaneous change in interest rates of one percentage point would impact the Company’s annual interest expense by approximately $1.0 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The operations are described in Notes 1 and 3 to the consolidated financial statements. The Company’s affiliates also operate in South America and Mexico (see Note 3 of the notes to consolidated financial statements). The majority of the Company’s contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations. The Company may also utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of January 31, 2013, the Company did not have any outstanding foreign currency option contracts.

As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would impact income before income taxes by approximately $0.3 million, $0.2 million and $0.4 million for the years ended January 31, 2013, 2012 and 2011, respectively. This represents approximately 10% of the income before income taxes of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

Foreign exchange gains and losses in the Company’s consolidated results of operations reflect transaction gains and losses and translation gains and losses from the Company’s Mexican and African operations which use the U.S. dollar as their functional currency. Net foreign exchange losses for the years ended January 31, 2013, 2012 and 2011, were $1.4 million, $0.3 million and $0.5 million, respectively.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas

We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries at January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/Deloitte & Touche LLP

Kansas City, Missouri
April 16, 2013

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
(in thousands)	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$27,242	$41,916
Customer receivables, less allowance of $7,827 and $8,141, respectively	145,890	162,043
Costs and estimated earnings in excess of billings on uncompleted contracts	101,960	107,295
Inventories	49,913	35,392
Deferred income taxes	25,200	21,895
Income taxes receivable	6,809	4,137
Restricted deposits-current	-	3,143
Other	24,809	16,968
Total current assets	381,823	392,789

Property and equipment:
Land	17,505	17,155
Buildings	40,621	41,159
Machinery and equipment	534,849	478,896
Gas transportation facilities and equipment	-	40,995
Oil and gas properties, including unevaluated mineral interests excluded
from amortization of $6,185	-	102,251
Mineral interests in oil and gas properties	-	21,374
	592,975	701,830
Less - Accumulated depreciation and depletion	(326,435)	(424,473)
Net property and equipment	266,540	277,357

Other assets:
Investment in affiliates	78,290	88,297
Goodwill	23,561	19,536
Other intangible assets, net	8,840	12,266
Restricted deposits-long term	2,861	443
Deferred income taxes	24,530	-
Other	25,781	15,148
Total other assets	163,863	135,690

Total assets	$812,226	$805,836

See Notes to Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	January 31,	January 31,
(in thousands, except per share data)	2013	2012
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$86,329	$104,261
Current maturities of long term debt	12,789	7,450
Accrued compensation	53,651	48,573
Accrued insurance expense	13,645	12,596
Other accrued expenses	47,398	29,120
Acquisition escrow obligation-current	-	3,143
Income taxes payable	8,063	19,328
Billings in excess of costs and estimated earnings on uncompleted contracts	34,869	31,914
Total current liabilities	256,744	256,385

Noncurrent and deferred liabilities:
Long-term debt	96,539	52,716
Accrued insurance expense	14,442	14,018
Deferred income taxes	1,553	9,883
Acquisition escrow obligation-long term	2,861	443
Other	25,016	20,510
Total noncurrent liabilities	140,411	97,570

Commitments and Contingencies (See Notes 10 and 14)

Stockholders' equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,818 and 19,699
shares issued and outstanding, respectively	198	197
Capital in excess of par value	352,048	351,057
Retained earnings	66,983	103,634
Accumulated other comprehensive loss	(6,492)	(6,223)
Total Layne Christensen Company stockholders' equity	412,737	448,665
Noncontrolling interests	2,334	3,216
Total equity	415,071	451,881

Total liabilities and stockholders' equity	$812,226	$805,836

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
(in thousands, except per share data)	2013	2012	2011
Revenues	$1,075,624	$1,112,758	$999,905
Cost of revenues (exclusive of depreciation,
amortization, and impairment charges shown below)	(875,439)	(870,741)	(776,392)
Selling, general and administrative expenses	(163,962)	(164,874)	(139,877)
Depreciation and amortization	(61,397)	(56,040)	(44,837)
Impairment charges	(8,431)	(96,579)	-
Loss on remeasurement of equity method investment	(7,705)	-	-
Equity in earning of affiliates	20,572	24,647	13,153
Interest expense	(4,309)	(2,357)	(1,594)
Other income, net	5,824	9,678	519
(Loss) income from continuing operations before income taxes	(19,223)	(43,508)	50,877
Income tax benefit (expense)	8,276	(9,621)	(21,553)
Net (loss) income from continuing operations	(10,947)	(53,129)	29,324
Net (loss) income from discontinued operations	(25,076)	(53)	2,263
Net (loss) income	(36,023)	(53,182)	31,587
Net income attributable to noncontrolling interests	(628)	(2,893)	(1,596)
Net (loss) income attributable to Layne	$(36,651)	$(56,075)	$29,991

(Loss) earnings per share information attributable to
Layne Christensen shareholders:
Basic (loss) income per share - continuing operations	$(0.59)	$(2.88)	$1.43
Basic (loss) income per share - discontinued operations	(1.29)	(0.00)	0.12
Basic (loss) income per share	$(1.88)	$(2.88)	$1.55

Diluted (loss) income per share - continuing operations	$(0.59)	$(2.88)	$1.42
Diluted (loss) income per share - discontinued operations	(1.29)	(0.00)	0.11
Diluted (loss) income per share	$(1.88)	$(2.88)	$1.53

Weighted average shares outstanding - basic	19,485	19,455	19,393
Dilutive stock options and unvested shares	-	-	185
Weighted average shares outstanding - dilutive	19,485	19,455	19,578

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Years Ended January 31,
(in thousands)	2013	2012	2011
Net (loss) income	$(36,023)	$(53,182)	$31,587
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax
expense (benefit) of $479, $(108) and $(27), respectively)	(269)	(414)	195
Change in unrealized loss on foreign exchange contracts	-	-	62
Other comprehensive (loss) income	(269)	(414)	257
Comprehensive (loss) income	(36,292)	(53,596)	31,844
Comprehensive income attributable to noncontrolling
interests (all attributable to net income)	(628)	(2,893)	(1,596)
Comprehensive (loss) income attributable to Layne
Christensen Company	$(36,920)	$(56,489)	$30,248

See Notes to Consolidated Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital In		Other	Total Layne
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interests	Total
Balance February 1, 2010	19,435,209	$194	$342,952	$129,718	$(6,066)	$466,798	$75	$466,873
Net income	-	-	-	29,991	-	29,991	1,596	31,587
Other comprehensive income	-	-	-	-	257	257	-	257
Issuance of nonvested shares	58,709	1	(1)	-	-	-	-	-
Forfeiture of nonvested shares	(1,824)	-	-	-	-	-	-	-
Treasury stock purchased and subsequently								-
cancelled	(5,441)	-	(136)	-	-	(136)	-	(136)
Issuance of stock upon exercise of options	53,380	-	896	-	-	896	-	896
Income tax benefit on exercise of options	-	-	224	-	-	224	-	224
Income tax deficiency upon vesting of
restricted shares	-	-	(127)	-	-	(127)	-	(127)
Noncontrolling interests of acquisition	-	-	-	-	-	-	851	851
Share-based compensation	-	-	3,499	-	-	3,499	-	3,499
Balance, January 31, 2011	19,540,033	195	347,307	159,709	(5,809)	501,402	2,522	503,924
Net (loss) income	-	-	-	(56,075)	-	(56,075)	2,893	(53,182)
Other comprehensive loss	-	-	-	-	(414)	(414)	-	(414)
Issuance of nonvested shares	193,188	2	(2)	-	-	-	-	-
Forfeiture of nonvested shares	(5,927)	-	-	-	-	-	-	-
Treasury stock purchased and subsequently								-
cancelled	(5,382)	-	(150)	-	-	(150)	-	(150)
Expiration of performance contingent
nonvested shares	(33,251)	-	-	-	-	-	-	-
Issuance of stock upon exercise of options	10,611	-	220	-	-	220	-	220
Income tax benefit on exercise of options	-	-	16	-	-	16	-	16
Income tax deficiency upon vesting of
restricted shares	-	-	(130)	-	-	(130)	-	(130)
Distributions to noncontrolling interest	-	-	-	-	-	-	(2,199)	(2,199)
Share-based compensation	-	-	3,796	-	-	3,796	-	3,796
Balance January 31, 2012	19,699,272	197	351,057	103,634	(6,223)	448,665	3,216	451,881
Net (loss) income	-	-	-	(36,651)	-	(36,651)	628	(36,023)
Other comprehensive loss	-	-	-	-	(269)	(269)	-	(269)
Issuance of nonvested shares	110,958	1	(1)	-	-	-	-	-
Forfeiture of nonvested shares	-	-	-	-	-	-	-	-
Treasury stock purchased and subsequently								-
cancelled	-	-	-	-	-	-	-	-
Expiration of performance contingent
nonvested shares	(46,491)	-	-	-	-	-	-	-
Issuance of stock upon exercise of options	54,637	-	1,004	-	-	1,004	-	1,004
Income tax deficiency upon forfeiture of options	-	-	(280)	-	-	(280)	-	(280)
Acquisition of noncontrolling interest			(2,656)			(2,656)	(87)	(2,743)
Distributions to noncontrolling interest	-	-	-	-	-	-	(1,423)	(1,423)
Share-based compensation	-	-	2,924	-	-	2,924	-	2,924
Balance January 31, 2013	19,818,376	$198	$352,048	$66,983	$(6,492)	$412,737	$2,334	$415,071

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended January 31,
(in thousands)	2013	2012	2011
Cash flow from operating activities:
Net (loss) income	$(36,023)	$(53,182)	$31,587
Adjustments to reconcile net (loss) income to cash flow from operations:
Depreciation, depletion and amortization	65,883	63,566	53,468
Impairment charges	8,431	97,529	-
Loss on disposal of discontinued operations	32,589
Loss on remeasurement of equity method investment	7,705
Deferred income taxes	(37,898)	(18,009)	(115)
Share-based compensation	2,924	3,796	3,499
Share-based compensation excess tax benefit	-	(16)	(224)
Equity in earnings of affiliates	(20,572)	(24,647)	(13,153)
Dividends received from affiliates	7,080	5,502	4,225
Gain from disposal of property and equipment	(3,364)	(8,247)	(896)
Changes in current assets and liabilities, (exclusive of effects of acquisitions):
(Increase) decrease in customer receivables	26,658	(19,330)	(27,214)
(Increase) decrease in costs and estimated earnings in excess
of billings on uncompleted contracts	4,342	(24,726)	3,164
(Increase) decrease in inventories	(12,394)	(5,882)	(4,004)
Increase (decrease) in other current assets	1,306	(7,180)	(11,200)
Increase (decrease) in accounts payable and accrued expenses	(13,947)	26,418	27,311
Increase (decrease) in billings in excess of costs and
estimated earnings on uncompleted contracts	(4,798)	(17,646)	1,259
Other, net	(3,171)	(2,234)	1,173
Cash provided by operating activities	24,751	15,712	68,880
Cash flow from investing activities:
Additions to property and equipment	(75,831)	(66,952)	(64,329)
Additions to gas transportation facilities and equipment	(58)	(109)	(138)
Additions to oil and gas properties	(1,512)	(3,434)	(2,414)
Additions to mineral interests in oil and gas properties	(102)	(331)	(322)
Acquisition of businesses, net of cash acquired	(18,397)	(8,855)	(17,302)
Proceeds from disposal of property and equipment	6,158	14,055	1,664
Proceeds from sale of business	13,500	-	4,800
Deposit of cash into restricted accounts	-	(9,000)	-
Release of cash from restricted accounts	3,144	12,830	1,156
Distribution of restricted cash for prior year acquisitions	(3,144)	(3,830)	(1,156)
Investment in foreign affiliate		-	(16,150)
Cash used in investing activities	(76,242)	(65,626)	(94,191)
Cash flow from financing activities:
Borrowing under revolving facilities	89,000	94,784	3,000
Repayments under revolving loan facilities	(46,500)	(47,000)	-
Net increase (decrease) in notes payable	1,110	7,366	-
Repayments of long term debt	(2,590)	(6,667)	(20,000)
Principal payments under capital lease obligation	(93)
Acquisition of noncontrolling interest	(2,743)
Issuance of common stock upon exercise of stock options	1,004	220	896
Excess tax benefit on exercise of share-based instruments		16	224
Purchases and retirement of treasury stock		(150)	(136)
Distribution to noncontrolling interest	(1,423)	(2,199)	-
Cash provided by (used in) financing activities	37,765	46,370	(16,016)
Effects of exchange rate changes on cash	(948)	475	1,862
Net decrease increase in cash and cash equivalents	(14,674)	(3,069)	(39,465)
Cash and cash equivalents at beginning of year	41,916	44,985	84,450
Cash and cash equivalents at end of year	$27,242	$41,916	$44,985

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of Business – Layne Christensen Company and subsidiaries (together, the “Company”) is a global water management, construction and drilling company. The Company operates throughout North America as well as in parts of Africa, Australia, Brazil, and Italy. Its customers include government agencies, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and agribusiness. The Company has ownership interest in certain foreign affiliates operating in South America, with facilities in Chile, Peru, Uruguay and Brazil (see Note 3).

Fiscal Year – The Company’s fiscal year end is January 31. References to fiscal years are to the twelve months then ended.

Investment in Affiliated Companies – Investments in affiliates (20% to 50% owned) in which the Company has the ability to exercise significant influence over operating and financial policies are accounted for by the equity method.

Principles of Consolidation – The Consolidated Financial Statements include the accounts of the Company and its majority-owned subsidiaries. All intercompany transactions have been eliminated. Financial information for the Company’s affiliates and certain foreign subsidiaries is reported in the Company’s Consolidated Financial Statements with a one-month lag in reporting periods and use a December 31 year-end, primarily to match the local countries’ statutory reporting requirements. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. The Company has evaluated subsequent events through the time of the filing of these Consolidated Financial Statements. See Note 19 for a discussion of subsequent events.

Presentation – As discussed further in Note 15, during the second quarter of fiscal year 2013, the Company reclassified its Energy Division as a discontinued operation, the sale of which was completed October 1, 2012.

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

Foreign Currency Transactions and Translation – The cash flows and financing activities of the Company’s Mexican and African operations are primarily denominated in the U.S. dollar. Accordingly, these operations use the U.S. dollar as their functional currency and measure monetary assets and liabilities at year-end exchange rates while nonmonetary items are measured at historical rates. Income and expense accounts are measured at exchange rates which approximate the exchange rate at the dates on which those elements are recognized, except for depreciation and certain cost of revenues and selling expenses which are translated at historical rates. Gains or losses from changes in exchange rates are recognized in consolidated results of operations in the year of occurrence.

Other foreign subsidiaries and affiliates use local currencies as their functional currency. Assets and liabilities have been measured to U.S. dollars at year-end exchange rates. Income and expense items have been translated at the weighted average of the rates prevailing during each year which approximates the exchange rate at the dates on which those elements are recognized. Translation adjustments are reported as a separate component of accumulated other comprehensive income (loss).

Net foreign currency transaction losses for 2013, 2012 and 2011 were $1,379,000, $310,000 and $458,000, respectively, and are recorded in other income (expense), net in the accompanying consolidated results of operations.

Revenue Recognition – Revenues are recognized on large, long-term construction contracts meeting the criteria of Accounting Standards Codification (“ASC”) Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined. Because the Company has many contracts in process at any given time, these changes in estimates can offset each other minimizing the impact on overall profitability. However, large changes in cost estimates on larger, more complex construction projects can have a material impact on the Company’s financial statements and are reflected in results of operations when they become known.

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

Inventories – The Company values inventories at the lower of cost, determined using first-in, first-out (“FIFO”) basis, or market. Adjustments of value are recorded for inventory considered to be excess or obsolete. Inventories consist primarily of finished goods, parts and supplies. Raw materials of $1,752,000 and $2,536,000 were included in inventories in the consolidated balance sheet at January 31, 2013 and 2012, respectively.

Property and Equipment and Related Depreciation – Property and equipment (including major renewals and improvements) are recorded at cost. Depreciation is provided using the straight-line method. Depreciation expense was $59,484,000, $54,989,000 and $45,540,000 in 2013, 2012 and 2011, respectively. The lives used for the items within each property classification are as follows:

Classification	Years
Buildings	15 - 35
Machinery and equipment	3 - 10

Oil and Gas Properties and Mineral Interests – The Company sold the assets of the Energy Division October 1, 2012. Prior to the sale, the Company followed the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves are capitalized. Such capitalized costs include lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities are expensed in the period incurred. Normal dispositions of oil and gas properties are accounted for as adjustments of capitalized costs, with no gain or loss recognized. Capitalized costs are depleted based on units of production. Depletion expense was $2,946,000, $4,026,000 and $5,652,000 in 2013, 2012 and 2011, respectively.

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

Reserve Estimates – Prior to the sale of the assets of the Energy Division, the Company’s estimates of oil and gas reserves, by necessity, were projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing oil and gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions could materially affect the estimated quantity and value of the reserves, which could affect the carrying value of the Company’s oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to the Company’s reserves will likely vary from estimates, and such variances may be material.

Goodwill – The Company’s impairment evaluation for goodwill is conducted annually as of December 31, or more frequently if events or changes in circumstances indicate that goodwill might be impaired. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. Based on the results of the fiscal year 2013 evaluation, no goodwill impairment was identified. See Note 5 for a discussion of the impairments recorded in fiscal year 2012.

We consider  both a market approach and an income approach in estimating the fair value of each reporting unit in our analysis. The market approach may include use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or similar lines of business as the respective reporting unit. The guideline company method uses market multiples of publically traded companies with operating characteristics similar to the respective reporting unit. The income approach uses projections of each reporting unit’s estimated cash flows discounted using a weighted average cost of capital that reflects current market conditions. We also compare the aggregate fair value of our reporting units to our market capitalization plus a control premium.

The more significant assumptions used in the income approach, which are subject to change as a result of changing economic and competitive conditions, are as follows:

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

Intangible Assets – Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from one to 35 years.

Other Long-lived Assets – Long-lived assets, including amortizable intangible assets and the Company’s gas transportation facilities and equipment, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 5 for a discussion of the impairments recorded in fiscal year 2013 and 2012. Factors which could trigger an impairment review include but are not limited to the following:

●	significant underperformance of our assets;

●	significant changes in the use of the assets; and

●	significant negative industry or economic trends.

Based on declines in operating performance during FY2013 and FY2012 in our Heavy Civil Division, and in the fourth quarter of FY2013 in our Mineral Exploration Division, we reviewed the recoverability of the asset values of our equipment during each of the periods. No impairments were indicated by such analyses.

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

Restricted Deposits – Restricted deposits consist of escrow funds associated primarily with acquisitions.

Allowance for Uncollectible Accounts Receivable – The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and also considers a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection.

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

Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at January 31, 2013 and 2012, because of the relatively short maturity of those instruments. See Note 7 for disclosure regarding the fair value of indebtedness of the Company and Note 13 for other fair value disclosures.

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

Derivatives – The Company has foreign operations that have significant costs denominated in foreign currencies, and thus is exposed to risks associated with changes in foreign currency exchange rates. The Company periodically enters into hedge contracts related to certain forecasted foreign currency costs. These contracts are recorded at fair value and are accounted for as cash flow hedges such that changes in fair value for the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) until the hedged item is recognized in operations. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in operations. The Company does not enter into derivative financial instruments for speculative or trading purposes.

Supplemental Cash Flow Information –The amounts paid for income taxes, interest and non-cash investing and financing activities were as follows:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Income taxes	$20,234	$18,616	$20,165
Interest	3,972	1,795	1,676
Noncash investing and financing activities:
Accrued capital additions	1,896	3,537	1,479
Deferred debt issuance costs	-	1,716	-
Capital lease obligations	-	300	-

Additionally, during fiscal year 2012, the Company entered into financing obligations for software licenses amounting to $1,289,000, payable over three years. The associated assets are recorded as other intangible assets, net in the balance sheet.

Income Taxes – Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. The company reviews deferred tax assets for recoverability on a jurisdictional basis. In assessing the need for a valuation allowance, the company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. In preparing future taxable income projections, the company considers the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, future taxable income, taxable income available in prior carry back years, and the availability of tax-planning strategies when determining the realizability of recorded deferred tax assets. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of those funds considered to be invested indefinitely (see Note 9).

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

For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws and experience in managing tax audits, to determine the amount of tax benefits to recognize in the financial statements. For each uncertain position, the difference between the benefit realized on our tax return and the benefit reflected in the financial statements is recorded as a liability in the consolidated balance sheet. This liability is updated at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities.

Income Per Share – Income per common share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. Options to purchase 1,285,303, 1,133,211 and 421,270 shares have been excluded from weighted average shares in 2013, 2012 and 2011, respectively, as their effect was antidilutive. A total of 275,666, 226,919 and 49,076 non-vested shares have been excluded from weighted average shares in 2013, 2012 and 2011, respectively, as their effect was antidilutive.

Share-Based Compensation – The Company recognizes the cost of all share-based instruments in the financial statements using a fair-value measurement of compensation expense related to all share-based instruments over the term expected to be benefited by the instrument. As of January 31, 2013, the Company had unrecognized compensation expense of $4,346,000 to be recognized over a weighted average period of 2.1 years. The Company determines the fair value of share-based compensation granted in the form of stock options using the lattice valuation model or the Black-Scholes valuation model.

Unearned compensation expense associated with the issuance of non-vested shares is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

Research and Development Costs – Research and development costs charged to expense during 2013, 2012 and 2011 were $310,000, $1,560,000 and $281,000, respectively, and are recorded in selling, general and administrative expenses in the accompanying consolidated results of operations.

(2) Acquisitions

Fiscal Year 2013

On October 4, 2012, the Company acquired 100% of the stock of Fursol Informatica S.r.l., (“Fursol”) an Italian company. Fursol is active in the business of production, marketing, installation and maintenance of software and electronic devices. The Company believes it will benefit from Fursol’s technology to improve the performance and efficiency of its Geoconstruction operations. The aggregate purchase price was $1,000,000, of which $850,000 was paid at the acquisition date, with the remainder of $150,000 to be paid on October 4, 2013. The purchase price was allocated to an identifiable intangible asset associated with computer software valued at $1,458,000 (with a weighted-average life of three years) and to a noncurrent liability of $458,000.

The results of operations of Fursol have been included in the Company’s consolidated statements of operations commencing on the closing date and were not significant. Pro forma amounts related to Fursol for periods prior to the acquisition have not been presented since the acquisition would not have had a significant effect on the Company’s consolidated revenues or net income (loss).

On May 30, 2012, the Company acquired the remaining 50% interest of Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). We expect Diberil to expand our geoconstruction capabilities into the Brazil market as well as serve as a platform for further expansion into South America. The aggregate purchase price for the remaining 50% of Diberil of $16,150,000 was comprised of cash ($2,422,000 of which was placed in escrow to secure certain representations, warranties and indemnifications). The Company acquired the initial 50% interest in Diberil on July 15, 2010. In accordance with accounting guidance in moving Diberil to a fully consolidated basis, the Company remeasured the previously held equity investment to fair value and recognized a loss of $7,705,000 during the second quarter. The fair value of the 50% noncontrolling interest was estimated to be $15,794,000 at the time of the adjustment. The fair value assessment was determined based on the value of our current year transactions, discounted to reflect that the initial interest was noncontrolling, and that there was no ready public market for our interest. The discounts for lack of control and marketability were 5% and 10%, respectively, determined based on control premiums seen on recent transactions in the construction contractors and engineering services market and an estimate of the value of a put option on restricted stock using the Black-Scholes valuation method.

Acquisition related costs of $228,000 were recorded as an expense in the periods in which the costs were incurred. The purchase price allocation was based on an assessment of the fair value of the assets required and liabilities assumed using the Company’s internal operational assessments and other analyses which are Level 3 measurements. The preliminary purchase allocation recorded in the second quarter was adjusted as the valuation analysis progressed. As a result of the adjustment, goodwill was decreased $530,000 from the initial amount. The adjustments made were retrospectively applied to the acquisition date, and did not have a significant effect on the financial statements.

Based on the Company’s allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the closing date:

(in thousands)	Diberil
Working capital	$3,592
Property and equipment	33,500
Goodwill	4,025
Other intangible assets	1,000
Other assets	9,131
Other noncurrent liabilities	(16,981)
Total purchase price	$34,267

The $4,025,000 of goodwill was assigned to the Geoconstruction Division at the time of acquisition. The purchase price in excess of the value of Diberil’s net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from synergies as these acquired operations are integrated with the Company’s existing operations. Goodwill associated with the acquisition is expected to be deductible for tax purposes.

The Diberil purchase agreement also provided for a purchase price adjustment based on the levels of working capital and debt at closing. The adjustment resulted in an additional purchase price of $2,323,000, which was paid during the third quarter of fiscal year 2013.

The total purchase price above consists of the $16,150,000 cash purchase price, the $2,323,000 purchase price adjustment, and the $15,794,000 adjusted basis of our existing investment in Diberil.

The results of operations of Diberil have been included in the Company’s consolidated statements of operations commencing on the closing date. Including its consolidated and equity basis results, Diberil contributed $8,052,000 income before income taxes for fiscal year 2013, compared to $3,345,000 in fiscal year 2012.

Assuming the remaining 50% of Diberil had been acquired at the beginning of each period, the unaudited pro forma consolidated revenues, net loss, and net loss per share of the Company would be as follows:

	Year Ended January 31,
(in thousands, except per share data)	2013	2012
Revenues	$1,105,828	1,158,808

Net loss attributable to Layne Christensen Company	(33,155)	(52,726)

Basic loss per share attributable to Layne Christensen Company	$(1.70)	$(2.71)
Diluted loss per share attributable to Layne Christensen Company	$(1.70)	$(2.71)

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

Fiscal Year 2011

The Company completed three acquisitions during fiscal year 2011 as described below:

●
On July 15, 2010, the Company acquired a 50% interest in Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). Diberil, with operations in Sao Paulo, Brazil, and Montevideo, Uruguay, is one of the largest providers of specialty foundation and specialized marine geotechnical services in South America and will expand our geoconstruction capabilities into these geographic markets. The Company accounted for Diberil as an equity method investment (see Note 3) until the Company acquired the remaining 50% on May 30, 2012 (see Note 2).

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

In fiscal year 2012, the Company changed the structure of its reporting segments and reallocated goodwill to the new reporting units based on the relative fair value of each reporting unit as of December 31, 2011. See Note 6 for further discussion of the change in reporting segments and the reallocation of goodwill.

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

Assuming Bencor had been acquired at the beginning of the period, the unaudited pro forma consolidated revenues, net income and net income per share of the Company would be as follows:

Year Ended January 31,
(in thousands, except per share data)	2011
Revenues	$1,035,394

Net income attributable to Layne Christensen Company	33,842

Basic income per share attributable to Layne Christensen Company	$1.75
Diluted income per share attributable to Layne Christensen Company	$1.73

The pro forma information provided above is not necessarily indicative of the results of operations that would actually have resulted if the acquisition was made as of those dates or of results that may occur in the future.

In addition to the above acquisitions, the Company paid $426,000 as contingent earnout consideration on prior year acquisitions. On November 30, 2007, the Company acquired certain assets and liabilities of SolmeteX, Inc. (“SolmeteX”), a water and wastewater research and development business and supplier of wastewater filtration products to the dental market. In addition to the initial purchase price, there was contingent consideration up to a maximum of $1,000,000 (the “SolmeteX Earnout Amount”), which was based on a percentage of the amount of SolmeteX’s revenues during the 36 months following the acquisition. Amounts paid pursuant to the SolmeteX Earnout Amount were accounted for as additional purchase consideration. The contingent earnout consideration earned by SolmeteX was $689,000, $426,000 of which was paid in fiscal year 2011 and the remainder paid in previous years.

(3) Investments in Affiliates

On July 15, 2010, the Company acquired a 50% interest in Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). Diberil, with operations in Sao Paulo, Brazil, and Montevideo, Uruguay, is one of the largest providers of specialty foundation and marine geotechnical services in South America. The interest was acquired for a total cash consideration of $14,900,000, of which $10,100,000 was paid to Diberil shareholders and $4,800,000 was paid to Diberil to purchase newly issued Diberil stock. Concurrent with the investment, Diberil purchased Layne GeoBrazil, an equipment leasing company in Brazil wholly owned by the Company, for a cash payment of $4,800,000. Subsequent to the acquisition, the Company invested an additional $1,250,000 in Diberil as its proportionate share of a capital contribution.  See Note 2 for a further discussion of our acquisition of the remaining 50% interest in Diberil during May 2012.

The Company’s investments in affiliates are carried at the fair value of the investment consideration at the date acquired, plus the Company’s equity in undistributed earnings from that date. These affiliates generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies. A summary of directly owned affiliates, as well as their primary operating subsidiaries if applicable, and the percentages directly or indirectly owned by the Company are as follows as of January 31, 2013:

	Percentage Owned Directly	Percentage Owned Indirectly
Boyles Bros Servicios Tecnicos Geologicos S.A. (Panama)	50.00%
Boytec, S.A. (Panama)		50.00%
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)		50.00
Sondajes Colombia, S.A. (Colombia)		50.00
Mining Drilling Fluids (Panama)		25.00
Plantel Industrial S.A. (Chile)		50.00
Christensen Chile, S.A. (Chile)	50.00
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Centro Internacional de Formacion S.A. (Chile)		50.00
Geoestrella S.A. (Chile)		25.00
Diamantina Christensen Trading (Panama)	42.69
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boyles Bros., Diamantina, S.A. (Peru)	29.49

Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates, including Diberil and its subsidiaries up to the date of acquisition of the remaining 50% equity interest, was as follows:

	As of and Years Ended January 31,
(in thousands)	2013	2012	2011
Balance sheet data:
Current assets	$168,770	$212,066	$148,069
Noncurrent assets	74,572	109,868	84,622
Current liabilities	57,998	131,622	86,051
Noncurrent liabilities	21,203	16,529	14,951
Income statement data:
Revenues	444,871	449,599	329,932
Gross profit	98,418	118,658	67,545
Operating income	57,934	76,520	39,191
Net income	43,990	54,856	29,768

The Company had no significant transactions or balances with its affiliates as of January 31, 2013, 2012 and 2011, and for the years then ended.

The Company’s equity in undistributed earnings of the affiliates totaled $73,684,000, $57,633,000 and $38,358,000 as of January 31, 2013, 2012 and 2011, respectively.

(4) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:

	As of January 31,
(in thousands)	2013	2012
Cost incurred on uncompleted contracts	$1,410,722	$1,286,453
Estimated earnings	351,126	291,258
	1,761,848	1,577,711
Less: Billing to date	1,689,082	1,502,330
Total	$72,766	$75,381

Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess
of billing on uncompleted contracts	$101,960	$107,295
Other Assets (non-current retainage)	5,675
Billings in excess of costs and estimated
earnings on uncompleted contracts	(34,869)	(31,914)
Total	$72,766	$75,381

The Company bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2013 and 2012, the Company held unbilled contract retainage amounts of $50,533,000 and $25,134,000, respectively.

(5) Impairment Charges

During fiscal year 2013, due to the underperformance of certain product lines within the Water Resources Division, and our Energy Services business, we assessed the value of certain of our long-lived assets within those businesses. We also assessed the value of certain of our trademarks in light of strategic decisions for those product lines. As a result of our assessments, we concluded that certain impairments of value had occurred, and we recorded impairment charges. The impaired assets included certain patents and trademarks and certain property and equipment. The carrying value of the assets before impairment was $15,752,000 and the impairments totaled $8,431,000, of which $4,433,000 was associated with the Water Resources Division and $3,998,000 was associated with the Energy Services business. The charges consisted of $2,910,000 associated with intangible assets, with the remainder consisting of adjustments to record tangible assets at an expected sales value. None of these operations had any associated goodwill recorded. Of the total assessed fair value of $7,321,000, the amount determined based on Level 1 inputs was $3,600,000, with the remainder based on Level 3 inputs. (See Note 13 for additional discussion of how Level 1, 2 and 3 inputs are defined.)

During fiscal year 2012, in connection with the annual goodwill impairment test and as a result of the on-going weakness in municipal spending due to the poor economic environment, changes in corporate strategy and the revision of its reporting units and segments and declining natural gas prices, the Company reassessed its estimates of the fair value of its reporting units. These circumstances indicated a potential impairment of our goodwill and, as such, we assessed the fair value of our goodwill to determine if the book value exceeded its fair value. As a result of this assessment, we determined that the carrying value of goodwill of $105,696,000 exceeded its fair value and we recorded an impairment charge of $86,160,000. Of this charge, $17,084,000 related to the Water Resources Division, $23,130,000 to the Inliner Division, $44,551,000 to the Heavy Civil Division, $950,000 to the discontinued Energy Division and $445,000 to our other businesses. The total assessed fair value of $19,536,000 was determined based on Level 3 inputs. The write-offs were a result of projected continued weakness in demand for construction projects that was greater and more persistent than originally anticipated, continuing projected weakness in the economy adversely affecting spending by government agencies and the resulting pressures on margins from increased competition from smaller competitors. The goodwill charge in the Water Resources Division was also impacted by a shift in the corporate strategy in the fourth quarter to focus more on traditional water treatment services, resulting in the write-off of goodwill associated with acquired companies that had a heavy research and development focus.

Also during fiscal year 2012, due to a change in corporate strategy to emphasize the Layne name for all the Company’s services worldwide, we decided to cease using certain trade names. The Company recorded an impairment charge of $9,352,000 related to those trade names, $9,180,000 of which was associated with the Heavy Civil Division. Additionally, due to significant underperformance of certain water treatment businesses, we assessed the value of certain of our definite-lived intangible assets and recorded an impairment charge of $2,017,000 in the Water Resources Division. The carrying value of the trademarks and other intangibles before impairment was $12,589,000. The total assessed fair value of $1,220,000 was determined based on Level 3 inputs.

(6) Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill attributed to each reporting segment was as follows:

(in thousands)	Water Resources	Inliner	Heavy Civil	Geo- construction	Mineral Exploration	Energy	Other	Total
Balance February 1, 2011	$17,084	$29,727	$44,551	$10,621	$-	$950	$445	$103,378
Additions	-	2,318	-	-	-	-	-	2,318
Impairment of goodwill	(17,084)	(23,130)	(44,551)	-	-	(950)	(445)	(86,160)
Balance January 31, 2012	-	8,915	-	10,621	-	-	-	19,536
Additions	-	-	-	4,025	-	-	-	4,025
Balance January 31, 2013	$-	$8,915	$-	$14,646	$-	$-	$-	$23,561
Accumulated goodwill
impairment losses	$(17,084)	$(23,130)	$(44,551)	$-	$(20,225)	$(950)	$(445)	$(106,385)

Goodwill expected to be tax deductible was $1,534,000 as of January 31, 2013 and 2012.

Other Intangible Assets

Other intangible assets consisted of the following as of January 31:

	2013			2012
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$8,008	$(3,798)	14	$10,950	$(4,855)	14
Customer/contract-related	3,340	(3,215)	1	2,340	(1,526)	2
Patents	3,012	(1,634)	15	4,616	(1,372)	12
Software and licenses	2,747	(919)	3	1,289	(286)	3
Non-competition agreements	680	(255)	6	705	(165)	6
Other	1,600	(726)	21	1,160	(590)	24
Total intangible assets	$19,387	$(10,547)		$21,060	$(8,794)

Total amortization expense for other intangible assets was $3,453,000, $4,108,000 and $2,276,000 in the fiscal years 2013, 2012 and 2011, respectively. Amortization expense for the subsequent five fiscal years is estimated as follows:

(in thousands)	Amount
2014	$2,042
2015	1,671
2016	1,407
2017	1,005
2018	915

(7) Indebtedness

The Company maintains an unsecured $300,000,000 revolving credit facility (the “Credit Agreement”) which extends to March 25, 2016, as well as a private shelf agreement (the “Shelf Agreement”) whereby it can issue $150,000,000 in unsecured notes. The Shelf Agreement extends to July 8, 2021. No unsecured notes have been issued under the Shelf Agreement as of January 31, 2013. The Company issued $20,000,000 of notes under a previous shelf agreement in October 2004, on which the final payment of $6,667,000 was made on September 29, 2011.

During fiscal year 2012, the Company funded $1,716,000 of debt issuance costs through borrowings under its Credit Agreement. These costs will be amortized over the life of the agreement.

The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.25% to 2.25%, or a base rate as defined in the Credit Agreement, plus up to 1.25%, each depending on the Company’s leverage ratio. On January 31, 2013, there were letters of credit of $22,273,000 and borrowings of $95,000,000 outstanding under the Credit Agreement resulting in available capacity of $182,727,000. The weighted average interest rate on the borrowings outstanding as of January 31, 2013 was 2.3%.

The Company’s Shelf Agreement and Credit Agreement each contain certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are a fixed charge coverage ratio and a maximum leverage ratio. Covenant levels and definitions are generally consistent between the two agreements. The Company was in compliance with its covenants as of January 31, 2013.

The financial covenants are based on defined terms included in the agreements, such as adjusted EBITDA and adjusted EBITDAR. Compliance with the financial covenants is required on a quarterly basis, using the most recent four fiscal quarters.  Adjusted EBITDA is generally defined as consolidated net income excluding discontinued operations, net interest expense, provision for income taxes, gains or losses from extraordinary items, gains or losses from the sale of capital assets, non-cash items including depreciation and amortization, and share-based compensation. Equity in earnings of affiliates is included only to the extent of dividends or distributions received. Adjusted EBITDAR is defined as adjusted EDITDA, plus rent expense. All of these measures are considered non-GAAP financial measures and are not intended to be in accordance with accounting principles generally accepted in the United States.

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

As of January 31, 2013 and 2012, the Company’s actual and required covenant levels under the existing agreements were as follows:

	Actual	Required	Actual	Required
	2013	2013	2012	2012
Minimum fixed charge coverage ratio	2.57	1.50	2.98	1.50
Maximum leverage ratio	1.99	3.00	0.78	3.00

Maximum borrowings outstanding under the Company’s credit agreements during the fiscal years 2013 and 2012 were $124,500,000 and $71,667,000, respectively, and the average outstanding borrowings were $97,292,000 and $49,444,000, respectively. The weighted average interest rates, including amortization of loan costs, were 3.0% and 3.3%, respectively.

Loan costs incurred for securing long-term financing are amortized using a method that approximates the effective interest method over the term of the respective loan agreement. Amortization of these costs for the fiscal years 2013, 2012 and 2011 were $392,000, $442,000 and $167,000, respectively. Amortization of loan costs is included in interest expense in the consolidated results of operations.

As of January 31, 2013 and 2012, the Company had outstanding notes payable of $11,676,000 and $7,366,000, respectively. These notes were issued under short-term unsecured borrowing arrangements at wholly owned foreign subsidiaries. The notes bear interest at an average rate of 5.6% and have stated maturities of less than one year, but are repayable on demand at the option of either the Company or the lender. Average outstanding borrowings for 2013 and 2012 were $7,677,000 and $6,759,000, respectively.

Debt outstanding as of January 31, 2013 and 2012, whose carrying value approximates fair market value, was as follows:

	January 31,	January 31,
(in thousands)	2013	2012
Credit agreement	$95,000	$52,500
Capitalized lease obligations	3,645	315
Less amounts representing interest	(993)	(15)
Notes payable	11,676	7,366
Total debt	109,328	60,166
Less current maturities of long-term debt	(12,789)	(7,450)
Total long-term debt	$96,539	$52,716

As of January 31, 2013, debt outstanding will mature by fiscal year as follows:

(in thousands)	Notes Payable	Credit Agreement	Capitalized Lease Obligations	Total
2014	$11,586	$-	$1,203	$12,789
2015	71	-	913	984
2016	19	-	536	555
2017	-	95,000	-	95,000
2018	-	-	-	-

(8) Other Income

Other income consisted of the following:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Gain from disposal of property and equipment	3,364	$8,247	$896
Gain on sale of investment securities	-	996	-
Interest income	143	196	201
Currency exchange loss	(1,379)	(310)	(458)
Other	3,696	549	(120)
Total	$5,824	$9,678	$519

On March 21, 2011, the Company sold its operating facility in Fontana, California, with the intent of acquiring and relocating to a new facility. In the interim until a new facility could be purchased, the Company entered into a leasehold agreement of the existing facility. The total gain on the sale of the facility was $6,354,000, of which $1,379,000 was deferred to match the expected lease payments under the leasehold agreement. The Company recognized $421,000 of the deferred gain during the fiscal year ended January 31, 2012. The deferred gain was being recognized over the 36 month term of the lease. In September 2012, the Company terminated the leasehold agreement and recognized the remaining $651,000 deferred gain on the sale of the facility.

 During fiscal year 2012, the Company recognized a gain of $996,000 on the sale of certain investment securities in Australia. The securities were received in settlement of previously written off accounts receivable.

(9) Income Taxes

(Loss) income from continuing operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Domestic	(58,593)	$(95,949)	$11,677
Foreign	39,370	52,441	39,200
Total	$(19,223)	$(43,508)	$50,877

Components of income tax (benefit) expense from continuing operations were as follows:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Currently due:
U.S. federal	$(514)	$6,284	$7,676
State and local	(178)	1,853	2,566
Foreign	13,847	20,349	13,279
	13,155	28,486	23,521
Deferred:
U.S. federal	(19,410)	(16,384)	(1,686)
State and local	(1,398)	(3,742)	(716)
Foreign	(623)	1,261	434
	(21,431)	(18,865)	(1,968)

Total	$(8,276)	$9,621	$21,553

The Company’s provision for income taxes has been allocated between continuing operations and discontinued operations. The net (loss) income from discontinued operations for fiscal years 2013, 2012 and 2011 was ($25,076,000), ($53,000) and $2,263,000, respectively. These amounts are net of income tax benefits (expense) of $16,178,000, $395,000 and ($1,028,000), respectively. The effective tax rate for discontinued operations was 39.2%, 88.2% and 31.2% for fiscal years 2013, 2012 and 2011, respectively.

Deferred income taxes result from temporary differences between the financial statement and tax bases of the Company’s assets and liabilities. The sources of these differences and their cumulative tax effects were as follows as of January 31:

	2013			2012
(in thousands)	Assets	Liabilities	Total	Assets	Liabilities	Total
Contract income	$2,563	$-	$2,563	$2,002	$-	$2,002
Inventories	1,316	(392)	924	1,132	(338)	794
Accrued insurance	4,212	-	4,212	3,502	-	3,502
Other accrued liabilities	5,849	-	5,849	4,967	-	4,967
Prepaid expenses	-	(1,116)	(1,116)	-	(950)	(950)
Bad debts	2,814	-	2,814	3,137	-	3,137
Employee compensation	9,575	-	9,575	8,149	-	8,149
Tax loss carry forward	2,735		2,735	-	-	-
Other	527	(48)	479	465	(171)	294
Total current	29,591	(1,556)	28,035	23,354	(1,459)	21,895
Valuation allowance	(2,835)	-	(2,835)	-	-	-
Cumulative translation adjustment	4,528	-	4,528	4,049	-	4,049
Buildings, machinery and equipment	798	(18,059)	(17,261)	307	(21,939)	(21,632)
Gas transportation facilities and equipment	-	-	-	-	(7,992)	(7,992)
Mineral interests and oil and gas properties	-	-	-	-	(1,428)	(1,428)
Intangible assets	2,410	(1,955)	455	1,448	(2,067)	(619)
Tax deductible goodwill	4,916	-	4,916	6,163	-	6,163
Accrued insurance	5,026	-	5,026	5,148	-	5,148
Retirement benefits	2,201	-	2,201	1,776	-	1,776
Share-based compensation	5,988	-	5,988	5,367	-	5,367
Tax loss carry forward	4,791		4,791	1,584	-	1,584
Foreign tax credit carry forward	20,954	-	20,954	9,500	-	9,500
Unremitted foreign earnings	-	(3,636)	(3,636)	-	(3,087)	(3,087)
Other	1,534	-	1,534	2,372	-	2,372
Total noncurrent	53,146	(23,650)	29,496	37,714	(36,513)	1,201
Valuation allowance	(6,519)	-	(6,519)	(11,084)	-	(11,084)
Total	$73,383	$(25,206)	$48,177	$49,984	$(37,972)	$12,012

In assessing the need for a valuation allowance, the Company considered both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence was commensurate with the extent to which the evidence could be objectively verified. Management determined that the Company was not in a cumulative loss position as of January 31, 2013, 2012 and 2011, respectively, based on an analysis of income over the current and prior two fiscal years, after adjusting for significant non-recurring charges. The Company considered the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, future taxable income, taxable income available in prior carry back years, and the availability of tax-planning strategies when determining the realizability of recorded deferred tax assets. The Company determined that it is more-likely-than-not the deferred tax asset was realizable at January 31, 2013, 2012 and 2011, respectively, and no valuation allowance was needed at this time, other than for a portion of the foreign tax credit carry forwards, for which the Company has in the past and continues to conclude that such carry forward benefits may not be used before they expire.

The Company has U.S. federal loss carry forwards that will expire if not used prior to January 31, 2033, and Canadian loss carry forwards that will expire if not used between January 31, 2030 and January 31, 2032. The Company also has foreign tax credit carry forwards that will expire if not used between January 31, 2018 and 2023.

As of January 31, 2013, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $80,800,000 for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, become subject to income tax if they were remitted as dividends or if the Company were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

Deferred income taxes were provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.

A reconciliation of the total income tax (benefit) expense from continuing operations to the statutory federal rate is as follows for the years ended January 31:

	2013		2012			2011
(in thousands)	Amount	Effective Rate	Amount	Effective Rate		Amount	Effective Rate
Income tax at statutory rate	$(6,728)	35.0%	$(15,228)	35.0%		$17,806	35.0%
State income tax, net	(1,024)	5.3	(1,228)	2.8		1,203	2.4
Difference in tax expense resulting from:
Nondeductible goodwill impairment	-	-	22,500	(51.7)		-	-
Nondeductible expenses	960	(5.0)	1,257	(2.9)		1,078	2.1
Loss on remeasurement of equity method investment	2,697	(14.0)		-			-
Taxes on foreign affiliates	(4,707)	24.5	(7,141)	16.4		(4,106)	(8.1)
Taxes on foreign operations	1,965	(10.2)	10,192	(23.4)		7,833	15.4
Cash surrender value of life insurance	(567)	3.0	87	(0.2)		(260)	(0.5)
Qualified production activity deduction	-	-	(662)	1.5		(980)	(1.9)
Other	(872)	4.5	(156)	0.4		(1,021)	(2.0)
Total	$(8,276)	43.1%	$9,621	(22.1	) %	$21,553	42.4%

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2013	2012	2011
Balance, beginning of year	$13,322	$12,016	$9,312
Additions based on tax positions related to current year	2,501	2,534	1,734
Additions for tax positions of prior years	34	637	1,051
Additions related to acquired subsidiaries	1,387	-	982
Impact of changes in exchange rate	-	130	265
Settlement with tax authorities	(1,087)	(1,070)	(46)
Reductions for tax positions of prior years	-	(214)	(13)
Reductions due to the lapse of statutes of limitation	(2,774)	(711)	(1,269)
Balance, end of year	$13,383	$13,322	$12,016

Substantially all of the unrecognized tax benefits recorded at January 31, 2013, 2012 and 2011 would affect the effective rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next year by approximately $2,000,000 due to settlements of audit issues and expiration of statutes of limitation.

The Company classifies interest and penalties related to income taxes as a component of income tax expense. As of January 31, 2013, 2012 and 2011, the Company had $8,809,000, $6,810,000 and $5,251,000, respectively, of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties increased $1,999,000, $1,559,000 and $1,565,000 during fiscal years 2013, 2012 and 2011, respectively.

The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions. During the tax year ended January 31, 2013, the U.S. federal statute of limitations expired for the tax year ended January 31, 2009. The statute of limitations remains open for tax years ended January 31, 2010 through 2013. The tax years ended January 31, 2011 and 2012 are currently under examination. The Company has two state examinations currently in progress.

The Company files income tax returns in the foreign jurisdictions where it operates. The returns are subject to examination which may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally the tax years 2008 through 2013 remain open to examination.

(10) Operating Lease and Asset Retirement Obligations

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year from January 31, 2013, are as follows:

(in thousands)	Operating Leases
2014	$6,295
2015	3,933
2016	2,589
2017	2,001
2018	1,611
Minimum lease payments	$16,429

The Company’s operating leases are primarily for light and medium duty trucks and other equipment. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $23,873,000, $28,924,000 and $29,106,000 in 2013, 2012 and 2011, respectively.

Asset retirement obligations consist of the estimated costs of dismantlement, removal, site reclamation and similar activities associated with our oil and gas properties. An asset retirement obligation and the related asset retirement cost are recorded when a well is drilled and completed. The asset retirement cost is determined based on the expected costs to complete the reclamation at the end of the well’s economic life, discounted to its present value using a credit adjusted risk-free-rate. After initial recording, the liability is increased for the passage of time, with the increase being reflected in the consolidated results of operations as depreciation, depletion and amortization. Asset retirement costs are capitalized as part of oil and gas properties and depleted accordingly. During fiscal year 2013, the Company sold the assets of its Energy Division. These obligations were included as part of the sale.

Asset retirement obligations recorded in other long-term liabilities as of January 31, 2013, 2012 and 2011 were as follows:

(in thousands)	January 31, 2013	January 31, 2012	January 31, 2011
Beginning asset retirement obligation	$1,835	$1,667	$1,498
Liabilities incurred during year	-	63	71
Liabilities settled during year	-	-	-
Accretion expense	75	105	98
Liability transferred upon sale of business	(1,910)	-	-
Ending asset retirement obligation	$-	$1,835	$1,667

(11) Employee Benefit Plans

The Company’s salaried and certain hourly employees participate in Company sponsored, defined contribution plans. Total expense for the Company’s portion of these plans was $3,962,000, $4,107,000 and $4,347,000 in the fiscal years 2013, 2012 and 2011, respectively.

The Company has a deferred compensation plan for certain management employees. Participants may elect to defer up to 25% of their salaries and up to 50% of their bonuses to the plan. Company matching contributions, and the vesting period of those contributions, are established at the discretion of the Company. Employee deferrals are vested at all times. The total amount deferred, including Company matching, for the fiscal years 2013, 2012 and 2011 was $1,273,000, $1,974,000 and $1,499,000, respectively. The total liability for deferred compensation was $12,377,000 and $11,201,000 as of January 31, 2013 and 2012, respectively. These liabilities are included in other long-term liabilities.

The Company contributes to 33 multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

●	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

●	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

●
if the Company chooses to stop participating in some of its multiemployer plans, the Company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

In accordance with accounting guidance, the Company evaluated each of its multiemployer plans to determine if any were individually significant to the Company. The evaluation was based on the following criteria:

●	the Company’s total employees participating in the multiemployer plan compared to the total employees covered by the plan;

●	the Company’s total contributions to the multiemployer plan as a percentage of the total contributions to the plan by all participating employers; and

●
the amount of potential liability that could be incurred due to the Company’s withdrawal from the multiemployer plan, underfunded status of the plan or other participating employers’ withdrawal from the plan.

As of January 31, 2013 and 2012 the Company did not participate in multiemployer plans that would be considered individually significant.

The Company makes contributions to these multiemployer plans equal to the amounts accrued for pension expense. Total contributions and union pension expense for these plans was $3,157,000, $3,133,000 and $3,568,000 in the fiscal years 2013, 2012 and 2011, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to the Company.

The Company also provides supplemental retirement benefits to its former chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of his defined contribution plan balance. The Company does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. The Company has recognized the full amount of its actuarially determined pension liability. The amount recognized in the Company’s consolidated balance sheets at January 31, 2013 and 2012 were $5,644,000 and $4,553,000, respectively, and are included in other long-term liabilities. Net periodic pension cost of the supplemental retirement benefits for the fiscal years 2013, 2012 and 2011 was $1,430,000, $1,133,000 and $521,000, respectively.

(12) Stock and Stock Option Plans

The Company had previously adopted a Rights Agreement whereby the Company authorized and declared a dividend of one preferred share purchase right (“Right”) for each outstanding common share of the Company. The Rights Agreement expired in October 2011 and was not renewed.

The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2013, there were 558,714 shares which remain available to be granted under the plan as stock options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. In the years ended January 31, 2012 and 2011, the Company purchased and subsequently cancelled 5,382 and 5,441, respectively, shares of stock related to settlement of withholding obligations. There were no such treasury stock transactions in the year ended January 31, 2013.

The Company recognized $2,924,000, $3,796,000 and $3,499,000 of compensation cost for share-based plans for the years ended January 31, 2013, 2012 and 2011, respectively. Of these amounts, $905,000, $1,655,000 and $1,057,000, respectively, related to non-vested stock. The total income tax benefit recognized for share-based compensation arrangements was $1,140,000, $1,480,000 and $1,365,000 for the years ended January 31, 2013, 2012 and 2011, respectively.

Options outstanding as of January 31, 2013, as well as the related exercise price and remaining contractual term were as follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Months)
6/04	20,000	20,000	$16.60	17
6/04	53,076	53,076	16.65	17
6/05	10,000	10,000	17.54	29
9/05	94,707	94,707	23.05	32
1/06	173,981	173,981	27.87	36
6/06	80,000	80,000	29.29	41
6/07	65,625	65,625	42.26	53
7/07	25,500	25,500	42.76	54
2/08	72,439	72,439	35.71	60
1/09	6,000	6,000	24.01	71
2/09	162,752	162,749	15.78	72
2/09	4,580	4,580	15.78	72
6/09	92,551	92,551	21.99	76
6/09	2,472	2,472	21.99	76
2/10	76,590	51,057	27.79	84
2/10	2,721	2,721	25.44	84
2/11	93,193	31,054	33.10	96
3/11	1,312	437	34.50	98
6/11	2,096	698	28.71	100
7/11	17,893	5,963	29.31	102
2/12	174,649	10,140	24.32	108
4/12	27,135	-	21.77	110
7/12	16,477	-	20.89	113
8/12	9,554	-	20.56	114
	1,285,303	965,750

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

The Company determines the fair value of share-based compensation granted in the form of stock options using the lattice valuation model or the Black-Scholes valuation model. The valuations in each respective year were made using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company’s stock price. The Company uses historical data to estimate expected term and employee termination within the valuation model. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value at the date of grant for options granted during the fiscal years 2013, 2012 and 2011 was $10.93, $18.70 and $16.08, respectively.

	Years Ended January 31,
Assumptions:	2013	2012	2011
Weighted-average expected volatility	55.1%	65.0%	65.0%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.32%	1.94%	2.43%
Expected term (in years)	6.0	5.4	5.4

Stock option transactions for the fiscal years 2013, 2012 and 2011 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2010	1,026,227	$24.86
Granted	88,011	27.72
Exercised	(53,380)	16.78		757
Forfeited	(29,384)	31.01
Outstanding at January 31, 2011	1,031,474	25.34
Granted	123,144	32.49
Exercised	(10,611)	20.77		122
Forfeited	(10,796)	29.57
Outstanding at January 31, 2012	1,133,211	26.12
Granted	280,547	23.32
Exercised	(54,637)	17.44		13
Forfeited	(73,818)	24.50
Outstanding at January 31, 2013	1,285,303	25.97	5.5	1,784

Exercisable at January 31, 2011	693,587	26.23
Exercisable at January 31, 2012	860,756	26.11
Exercisable at January 31, 2013	965,750	25.95	4.5	1,710

Non-vested share transactions for the fiscal years 2013, 2012 and 2011 were as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2010	79,336	$36.23
Granted	58,709	27.42
Vested	(28,436)	32.91
Forfeited	(1,824)	40.54
Nonvested stock at January 31, 2011	107,785	32.24
Granted	193,188	30.67
Vested	(34,876)	35.48
Canceled	(33,251)	35.71
Forfeited	(5,927)	30.43
Nonvested stock at January 31, 2012	226,919	29.94
Granted	110,958	22.29
Vested	(15,720)	26.70
Canceled	(46,491)	27.79
Nonvested stock at January 31, 2013	275,666	27.41	$5,905

All nonvested stock awards are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Certain nonvested stock awards vest based upon the Company meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) and for equitable adjustment in the event of changes in the Company’s equity structure.

(13) Fair Value Measurements

The Company’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in the valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The three levels of the hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

•
Level 2 – Observable inputs other than those included in Level 1, such as quoted market prices for similar assets and liabilities in active markets or quoted prices for identical assets in inactive markets.

•	Level 3 – Unobservable inputs reflecting the Company’s own assumptions and best estimate of what inputs market participants would use in pricing an asset or liability.

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value, which include restricted deposits held in acquisition escrow accounts and contingent earnout of acquired businesses, are presented below as of January 31, 2013 and 2012:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
January 31, 2013
Financial Assets:
Restricted deposits held at fair value	$2,861	$2,861	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$-	$-	$-	$-

January 31, 2012
Financial Assets:
Restricted deposits held at fair value	$3,586	$3,586	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$541	$-	$-	$541

(1)
The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach.  Key assumptions include a discount rate of 41.2% and annual revenues of acquired businesses ranging from $1,500,000 to $6,100,000 over the life of the earnout.  On July 31, 2012, the contingent earnout was reassessed and, based on our estimates of the likelihood of future revenues subject to the earnout provisions, assigned no value.  Our conclusions have not changed as of January 31, 2013.

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

In February 2012, we began having discussions with the DOJ and SEC regarding the potential resolution of this matter and have held follow-up discussions with both the DOJ and SEC since that time. The discussions with the government are ongoing and the Company is currently unable to assess whether the government will accept voluntary settlement terms that would be acceptable to the Company. As of January 31, 2012, the Company accrued a $3,715,000 liability representing the Company's initial estimate, based on, among other things, the results of its own internal investigation and an analysis of recent and similar FCPA settlements, of the amount that it may be required to disgorge to the SEC in estimated benefits, plus interest thereon. At the request of the SEC and DOJ, the Company has performed and provided the government additional analysis regarding the estimated benefits that the Company may have received, or intended to receive and interest from the payments in question. Accordingly, no assurance is made or can be given that the government will accept this estimated disgorgement and interest amount. The estimated disgorgement amount recorded at January 31, 2013, remains $3,715,000.  Investors are cautioned to not rely upon the presently accrued liability as accurately reflecting the ultimate amount that the Company may be required to pay as disgorgement and interest thereon.

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

(15)  Discontinued Operations

After weighing alternatives, during the second quarter of fiscal year 2013, the Company authorized the sale of the Energy Division and entered into negotiations for the sale of substantially all of the Energy Division assets to a third party. As of July 31, 2012, the Company considered the Energy Division as a discontinued operation and reflected it as such retrospectively in the consolidated financial statements. We recorded a loss of $32,589,000 as of July 31, 2012, based on the difference between its carrying value as a continuing operation and the expected selling price, less costs to sell. The tax benefit related to this loss was $12,541,000.

On October 1, 2012, the Company completed the sale of all of the exploration and production assets of its Energy Division for $15,000,000. No additional loss on disposal of the net assets was recognized. Pursuant to the sale agreement, the Company received $13,500,000 and expects to receive an additional $1,500,000 in October 2013 when certain conditions are met. The sale agreement provides for additional proceeds of $2,000,000 contingent on natural gas futures prices exceeding $5.25 per MMBTU for five months out of any given six consecutive months occurring during the 36 months following closing. The amount will be recorded as additional proceeds if the conditions are met.

The financial results of discontinued operations include an accrual of $3,900,000 recorded in the fourth quarter of fiscal 2013 associated with certain litigation claims, related to the Energy Division, which were retained by the Company. The financial results were as follows:

	Years Ended January 31,
(in thousands)	2013	2012	2011
Revenues	$8,520	$20,388	$25,754
(Loss) income before income taxes	(41,254)	(448)	3,291
Income tax benefit (expense)	16,178	395	(1,028)
Net (loss) income from discontinued operations	(25,076)	(53)	2,263

(16) Segments and Foreign Operations

The Company is a global solutions provider to the world of essential natural resources – water, minerals and energy. Management defines the Company’s operational and organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets. Although individual offices within a division may periodically perform services normally provided by another division, the results of those services are recorded in the offices’ own division. For example, if a Mineral Exploration Division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration Division rather than the Water Resources Division.

 The Company’s segments are defined as follows:

Water Resources Division

Our Water Resources Division provides our customers with every aspect of water supply system development and technology, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. The division also brings new technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. The Water Resources Division provides water systems and services in most regions of the U.S.

Inliner Division

Our Inliner Division provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. We focus on our proprietary Inliner® cured-in-place pipe (“CIPP”) which allows us to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Our trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. We are somewhat unique in that the technology itself, the liner tube manufacturer and the largest installer of the Inliner CIPP technology are all housed within our family of companies. While we focus on our proprietary Inliner CIPP, we are committed to full system renewal.  We also provide a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and manhole renewal with cementitious and epoxy products. The Inliner Division provides services in most regions of the U.S.

Heavy Civil Division

Our Heavy Civil Division delivers sustainable solutions to government agencies and industrial clients by overseeing the design and construction of water and wastewater treatment plants and pipeline installation.  In addition, Heavy Civil builds radial collector wells (Ranney Method), surface water intakes, pumping stations, hard rock tunnels and marine construction services – all in support of the world’s water infrastructure. Beyond water solutions, our Heavy Civil Division also designs and constructs biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource. The Heavy Civil Division provides services in most regions of the U.S.

Geoconstruction Division

We provide specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets around the globe.  We have the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, we offer extensive experience in successful completion of complex and schedule-driven major underground construction projects. We provide services that are focused primarily on the foundation systems for dams/levees, tunnel shafts, utility systems, subways or transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems. The Geoconstruction Division provides services in most regions of the U.S., as well as Brazil and Uruguay.

Mineral Exploration Division

Our Mineral Exploration Division conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory (‘greenfield’) and definition (‘brownfield’) drilling. Global mining companies hire us to extract samples from their sites that they analyze for mineral content before investing heavily in development to extract the minerals. We help our clients determine if a minable mineral deposit exists on the site, the economic viability of mining the site and the geological properties of the ground, which helps in the determination of mine planning. Our primary markets are in the western U.S., Mexico, Australia, Brazil and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our primary presence in this market.

Other

Other includes our Layne Energy Services initiative of expanding water related services to the energy markets and any other specialty operations not included in one of the other divisions.

Financial information for the Company’s segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, corporate and securities law, tax compliance, executive management and board of directors. Corporate assets are all assets of the Company not directly associated with a segment, and consist primarily of cash and deferred income taxes.

	Years Ended January 31,
(in thousands)	2013	2012	2011
Revenues
Water Resources	$278,529	$274,556	$248,907
Inliner	133,256	132,108	116,566
Heavy Civil	278,131	343,760	353,304
Geoconstruction	133,247	89,210	77,969
Water Infrastructure Group	823,163	839,634	796,746
Mineral Exploration	246,582	268,909	199,946
Other	5,879	4,215	3,213
Total revenues	$1,075,624	$1,112,758	$999,905

Equity in earnings of affiliates
Geoconstruction	$3,872	$3,345	$517
Mineral Exploration	16,700	21,302	12,636
Total equity in earnings of affiliates	$20,572	$24,647	$13,153

Income (loss) from continuing operations before income taxes
Water Resources	$4,426	$(5,967)	$17,377
Inliner	9,936	(13,236)	9,426
Heavy Civil	(32,308)	(61,649)	9,637
Geoconstruction	517	12,828	11,708
Water Infrastructure Group	(17,429)	(68,024)	48,148
Mineral Exploration	45,969	62,259	34,947
Other	(7,445)	(4,520)	(400)
Unallocated corporate expenses	(36,009)	(30,866)	(30,224)
Interest expense	(4,309)	(2,357)	(1,594)
Total (loss) income from continuing operations before income taxes	$(19,223)	$(43,508)	$50,877

Investment in affiliates
Geoconstruction	$384	$20,011	$16,666
Mineral Exploration	77,906	68,286	52,486
Total investment in affiliates	$78,290	$88,297	$69,152

	As of and Years Ended January 31,
(in thousands)	2013	2012	2011
Revenues by product line
Water systems	$219,693	$208,558	$181,281
Water treatment technologies	54,276	51,410	49,109
Sewer rehabilitation	133,256	132,108	116,757
Water and wastewater plant construction	129,446	200,513	237,360
Pipeline construction	108,408	112,446	85,486
Soil stabilization	167,711	115,402	100,685
Environmental and specialty drilling	7,246	17,902	14,312
Exploration drilling	249,247	271,442	201,479
Other	6,341	2,977	13,436
Total revenues by product line	$1,075,624	$1,112,758	$999,905

Capital expenditures
Water Resources	$36,077	$27,816	$28,535
Inliner	2,579	3,218	2,938
Heavy Civil	1,088	5,413	4,302
Geoconstruction	6,760	8,240	3,242
Mineral Exploration	24,682	16,921	19,309
Other	1,650	2,529	2,717
Discontinued operations	1,672	4,126	3,289
Corporate	2,995	2,563	2,871
Total capital expenditures	$77,503	$70,826	$67,203

Depreciation and amortization
Water Resources	$15,285	$14,222	$12,405
Inliner	2,647	2,880	2,332
Heavy Civil	7,096	7,389	7,095
Geoconstruction	11,413	8,819	3,619
Mineral Exploration	19,030	15,145	13,070
Other	550	5,381	4,712
Corporate	5,376	2,204	1,604
Total depreciation and amortization	$61,397	$56,040	$44,837

Assets
Water Resources	$154,207	$194,902	$178,744
Inliner	67,027	61,601	46,262
Heavy Civil	114,361	123,475	187,333
Geoconstruction	170,064	113,612	118,805
Mineral Exploration	213,908	203,277	165,230
Other	6,804	13,585	15,600
Discontinued operations	-	52,893	57,047
Corporate	85,855	42,491	47,631
Total assets	$812,226	$805,836	$816,652

	As of and Years Ended January 31,
(in thousands)	2013	2012	2011
Geographic Information :
Revenues
United States	$839,337	$877,757	$832,465
Africa/Australia	88,888	110,012	79,546
Mexico	69,970	58,166	43,734
Other foreign	77,429	66,823	44,160
Total revenues	$1,075,624	$1,112,758	$999,905

Property and equipment, net
United States	$177,198	$231,838	$215,966
Africa/Australia	29,875	24,900	24,749
Mexico	10,582	9,559	9,311
Other foreign	48,885	11,060	9,830
Total property and equipment, net	$266,540	$277,357	$259,856

(17) New Accounting Pronouncements

The FASB has recently issued two Accounting Standards Updates. The first, ASU 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities”, is effective for fiscal years beginning on or after January 1, 2013. This limits the scope of offsetting disclosures to recognized derivative instruments accounted for in accordance with ASC 815. The Company does not expect this to have an impact on their consolidated financial statements.

On February 5, 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which is effective for fiscal years (and interim periods within those years) beginning after December 15, 2012. This requires the Company to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) either on the face of the income statement or as a separate disclosure in the notes to the financial statements. This is not expected to have a material impact on the Company’s consolidated financial statements.

In July, 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely than-not threshold is defined as having a likelihood of more than 50 percent. If the Company determines that it is not more likely than not that the asset is impaired, the Company will have an option not to calculate annually the fair value of an indefinite-lived intangible asset. The adoption of ASU 2012-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" ("ASU 2011-04"), which is effective for annual reporting periods beginning after December 15, 2011. This guidance amends certain accounting and disclosure requirements related to fair value measurements. The adoption of ASU 2011-04 did not have a significant impact on the Company's consolidated financial statements.

(18) Quarterly Results (Unaudited)

Unaudited quarterly results were as follows:

	2013
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$273,443	$289,560	$282,879	$229,742
Net income (loss) from continuing operations	4,897	(2,761)	9,012	(22,095)
Net income (loss)	3,991	(23,866)	8,665	(24,813)
Net income attributable to noncontrolling interests	(241)	(159)	(189)	(39)
Net income (loss) attributable to Layne	3,750	(24,025)	8,476	(24,852)
Basic income (loss) per share - continuing operations	0.24	(0.15)	0.45	(1.13)
Diluted income (loss) per share - continuing operations	0.24	(0.15)	0.45	(1.13)
Basic income (loss) per share	0.19	(1.23)	0.43	(1.27)
Diluted income (loss) per share	0.19	(1.23)	0.43	(1.27)

During the fourth quarter of fiscal year 2013, the Company recorded non-cash impairment charges of $7,292,000, or $4,357,000 after income tax. See Note 5 for a further discussion of the impairments recorded.

	2012
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$261,711	$289,310	$289,813	$271,924
Net income (loss) from continuing operations	13,005	10,906	9,536	(86,576)
Net income (loss)	13,632	11,178	9,581	(87,573)
Net (loss) attributable to noncontrolling interests	(566)	(568)	(828)	(931)
Net income (loss) attributable to Layne	13,066	10,610	8,753	(88,504)
Basic income (loss) per share - continuing operations	0.64	0.54	0.46	(4.50)
Diluted income (loss) per share - continuing operations	0.64	0.53	0.44	(4.50)
Basic income (loss) per share	0.67	0.55	0.45	(4.55)
Diluted income (loss) per share	0.66	0.54	0.45	(4.55)

During the fourth quarter of fiscal year 2012, the Company recorded non-cash goodwill and definite-lived intangible asset impairment charges of $97,529,000, or $84,641,000 after income tax. See Note 5 for a further discussion of the impairments recorded.

(19) Subsequent Events

As of January 31, 2013, the Company maintained a bank account in the country of Mauritania with a recorded balance of approximately $2,600,000. Subsequently, the Company has received information of a dispute between the bank and the central regulatory body in Mauritania and that the bank may be ceasing operations. The Company’s balance in the bank account when the dispute arose was $2,900,000.  The Company is in the process of engaging local counsel to protect its interests and assist in recovering the funds.  At this time, the Company is not able to estimate the amount of funds, if any, which it will be unable to recover.

Supplemental Information on Oil and Gas Producing Activities (Unaudited)

As further discussed in Note 15 to the Consolidated Financial Statements, during fiscal year 2013, we completed the sale of substantially all of the assets of our Energy Division. At January 31, 2013, we have no oil and gas producing activities.  Accordingly, the information presented below only includes information of our operations through the completion of the sale on October 1, 2012. The Company’s oil and gas activities were primarily conducted in the United States.

Capitalized Costs Related to Oil and Gas Producing Activities

Capitalized costs and associated depletion relating to oil and gas producing activities as of January 31, 2012, were as follows:

(in thousands)
Oil and gas properties	$102,251
Mineral interest in oil and gas properties	21,374
123,625
Accumulated depletion	(100,170)
Net capitalized costs	$23,455

Accumulated depletion includes non-cash ceiling test impairments recorded in 2010 and earlier. There were no such impairments during the year ended January 31, 2012.

Unproved oil and gas properties at January 31, 2012, totaled $153,000. Unevaluated mineral interest costs excluded from depletion at January 31, 2012, totaled $6,185,000.

Capitalized costs and associated depreciation relating to gas transportation facilities and equipment at January 31, 2012, were as follows:

(in thousands)
Gas transportation facilities and equipment	$40,995
Accumulated depreciation	(15,009)
Net capitalized costs	$25,986

Capitalized costs incurred in gas transportation facilities and equipment during the fiscal years 2013 and 2012 totaled $58,000 and $109,000, respectively.

Cost Incurred in Oil and Gas Producing Activities

Capitalized costs incurred in oil and gas producing activities were as follows during the fiscal years 2013, 2012 and 2011:

	Years Ended January 31,
(in thousands)	2013	2012
Acquisition
Proved	$102	$331
Unproved	-	-
Exploration	-	431
Development	1,512	3,003
Provision for future asset retirement costs	-	63
Total	$1,614	$3,828

Results of Operations for Oil and Gas Producing Activities

Results of operations relating to oil and gas producing activities are set forth in the following tables for the years ended January 31, 2013, 2012 and 2011, on a dollar and per Mcf basis and include only revenues and operating costs directly attributable to oil and gas producing activities. General corporate overhead, interest costs, transportation of third party gas and other non-oil and gas producing activities are excluded. The income tax expense is calculated by applying statutory tax rates to the revenues after deducting costs, which include depletion allowances.

	Years Ended January 31,
(in thousands)	2013	2012	2011
Revenues	$7,420	$17,702	$23,955
Production taxes	(118)	(505)	(592)
Lease operating expenses	(4,282)	(5,987)	(8,628)
Depletion	(2,946)	(4,131)	(5,652)
Depreciation and amortization	(1,522)	(2,955)	(2,979)
Administrative expenses	(1,889)	(2,308)	(2,931)
Impairment of goodwill	-	(950)	-
Impairment of oil and gas properties	-	-	-
Income tax (expense) benefit	1,302	(344)	(1,237)
Results of operations from producing activities (excluding
corporate overhead and interest costs)	$(2,035)	$522	$1,936

	Years Ended January 31,
(Per Mcf)	2013	2012	2011
Revenues	$2.47	$3.82	$5.38
Production taxes	(0.04)	(0.11)	(0.13)
Lease operating expenses	(1.42)	(1.29)	(1.94)
Depletion	(0.98)	(0.89)	(1.27)
Depreciation and amortization	(0.51)	(0.64)	(0.67)
Administrative expenses	(0.63)	(0.50)	(0.66)
Impairment of goodwill	-	(0.21)	-
Income tax (expense) benefit	0.43	(0.07)	(0.28)
Results of operations from producing activities (excluding
corporate overhead and interest costs)	$(0.68)	$0.11	$0.43

Proved Oil and Gas Reserve Quantities

Proved oil and gas reserve quantities as of January 31, 2012, are based on estimates prepared in accordance with requirements of the SEC. All of the Company’s reserves were located within the United States.

Proved oil and gas reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under economic and operating conditions in effect when the estimates are made. Proved developed reserves are those reserves expected to be recovered through wells, equipment and operating methods existing when the estimates are made. Proved undeveloped reserves are those reserves expected to be recovered through new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. The Company cautions that there are many inherent uncertainties in estimating quantities of proved reserves and projecting future rates of production and timing of development expenditures, and such estimates are subject to change.

As of January 31, 2012, we had total proved reserves of 22,465 MMcf, including proved developed reserves of 19,294 MMcf and proved undeveloped reserves of 3,171 MMcf. The proved developed reserves included 398 MMcfe gas equivalents of oil.

Estimated quantities of total proved oil and gas reserves were as follows:

	Years Ended January 31,
Proved Developed and Undeveloped Reserves (MMcf)	2013	2012
Balance, beginning of year	22,465	19,097
Purchases of reserves in place	-	-
Revision of previous estimates	-	2,904
Extensions, discoveries and other additions	-	5,095
Production	(3,009)	(4,631)
Sale of reserves	(19,456)
Balance, end of year	-	22,465

Proved Developed Reserves:
Beginning of year	19,294	19,097
End of year(1)	-	19,294
Proved Undeveloped Reserves:
Beginning of year	3,171	-
End of year	-	3,171

(1)Proved developed reserves as of January 31, 2012, included 398 gas equivalents of oil (MMcfe), respectively.

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities

The price used in determining future cash inflows for purposes of the standardized measure of discounted future net cash flows is the unweighted arithmetic average of the first-day-of-the-month spot price for each month within the 12-month period to the end of the reporting period. The future cash inflows also incorporate the effect of contractual arrangements such as fixed-price physical delivery, forward sales contracts. The price used in our determinations at January 31, 2012, was $3.82 per Mcf. Future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory rates to pre-tax cash flows relating to the Company’s estimated proved reserves and the difference between book and tax basis of proved properties.

This information does not purport to present the fair market value of the Company’s oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used. The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense:

Year Ended January 31,
(in thousands)	2013
Future cash inflows	$89,752
Future production costs	(40,600)
Future development costs	(5,848)
Future income taxes	(10,956)
Future net cash flows	32,348
10% annual discount for estimating timing of cash flows	(8,506)
Standardized measure of discounted future net cash flows	$23,842

The principal sources of change in the standardized measure of discounted future net cash flows were:

	Years Ended January 31,
(in thousands)	2013	2012
Balance, beginning of year	$23,842	$25,888
Sales of oil and gas produced, net of production costs	(3,020)	(11,210)
Net changes in prices, net of future production costs	-	(1,819)
Net changes in estimated future development costs	-	-
Extensions and discoveries, less related costs	-	3,346
Purchase of reserves in place	-	-
Net change due to revisions in quantity estimates	-	4,431
Accretion of discount	3,133	2,531
Net changes in timing and other	-	2,691
Net change in income taxes	7,486	(2,016)
Previously estimated development costs incurred		-
Sale of reserves	(31,441)	-
Aggregate change in standardized measure of
discounted future net cash flows for the year	(23,842)	(2,046)
Balance, end of year	$-	$23,842

Layne Christensen Company and Subsidiaries
Schedule II: Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Allowance for customer receivables:
Fiscal year ended January 31, 2011	$7,425	$1,392	$1,335	$(1,524)	$8,628
Fiscal year ended January 31, 2012	8,628	39	352	(878)	8,141
Fiscal year ended January 31, 2013	8,141	1,790	584	(2,688)	7,827

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2013, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Based on the evaluation under the COSO Framework, management concluded that the Company’s internal control over financial reporting is effective as of January 31, 2013. The Company excluded from its assessment any changes in internal control over financial reporting at Diberil Sociedad Anonima (“Diberil”), which was acquired on May 30, 2012, and whose financial statements reflect total assets and revenues constituting 7.8% and 2.9%, respectively of the related consolidated financial statement amounts as of and for the year ended January 31, 2013. The Company will include Diberil in its evaluation of the design and effectiveness of internal control of financial reporting as of January 31, 2014. The Company’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of the Company’s internal control over financial reporting as of January 31, 2013. The report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Layne Christensen Company
Mission Woods, Kansas

We have audited the internal control over financial reporting of Layne Christensen Company and subsidiaries (the "Company") as of January 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Diberil Sociedad Anónima (Diberil), which was acquired on May 30, 2012, and whose financial statements total assets and revenues constituting 7.8% and 2.9%, respectively of the related consolidated financial statement amounts as of and for the year ended January 31, 2013. Accordingly, our audit did not include the internal control over financial reporting at Diberil. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2013, of the Company and our report dated April 16, 2013 expressed an unqualified opinion on those financial statements and  financial statement schedule.

/s/ Deloitte & Touche LLP

Kansas City, Missouri
April 16, 2013

PART III

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2013, will contain (i) under the caption “Election of Directors,” certain information relating to the Company’s directors and its Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) under the caption “Other Corporate Governance Matters,” certain information relating to the Company’s Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Executive officers of the Company are appointed by the Board of Directors or the President for such terms as shall be determined from time to time by the Board or the President, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

Set forth below are the name, age and position of each executive officer of the Company.

Name	Age	Position
Rene J. Robichaud	54	President, Chief Executive Officer and Director
Jerry W. Fanska	64	Senior Vice President, Finance and Treasurer
Steven F. Crooke	56	Senior Vice President, General Counsel and Secretary
Frank J. LaRosa	53	Senior Vice President, Chief Administrative Officer
David D. Singleton	54	Senior Vice President Operations, US
Gernot E. Penzhorn	42	Senior Vice President Operations, International
Ronald Thalacker	51	Division President - Water Resources
Larry D. Purlee	65	Division President - Inliner
Mark J. Accetturo	60	Division President - Heavy Civil
Pier L. Iovino	66	Division President - Geoconstruction
Kevin P. Maher	53	Division President - Mineral Exploration

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

Jerry W. Fanska has served as Vice President Finance and Treasurer since April 1994. Prior to joining Layne Christensen, Mr. Fanska served as corporate controller of The Marley Company since October 1992 and as its Internal Audit Manager since April 1984. On February 1, 2006, Mr. Fanska was promoted to Senior Vice President Finance and Treasurer. Mr. Fanska announced his retirement in December, 2012. He has agreed to remain until his successor is named; to assist in the transition of responsibilities and the Company’s relocation to The Woodlands, TX.

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

David D. Singleton has served as Senior Vice President Operations–US since January 1, 2013. Previously, he served as the President of the Water Resources Division of the Company since May of 2010 and was responsible for the Company’s groundwater supply, well and pump rehabilitation, specialty drilling services and water treatment equipment. Mr. Singleton also served as Vice President of the Water Resources Division of the Company from October of 2004 to May of 2010. Mr. Singleton has over 29 years of experience in various areas of the Company’s operations.

Gernot E. Penzhorn has served as Senior Vice President Operations–International since January 1, 2013. Previously, he served as the President of the Mineral Exploration Division of the Company since August 31, 2011. Mr. Penzhorn began his career with the Mineral Exploration Division in 2007. Prior to joining the company, Mr. Penzhorn served as International Operations Director for Boart Longyear. Mr. Penzhorn was with Boart Longyear from 2001-2007.

Ronald Thalacker has served as the President of the Water Resources Division of the Company since January 1, 2013 and is responsible for the Company’s groundwater supply, well and pump rehabilitation, specialty drilling services and water treatment equipment. Mr. Thalacker has been in the Water Resources Division since 2008. In addition to an M.B.A., Mr. Thalacker has 27 years of experience in large and diverse drilling and water supply projects.

Larry D. Purlee became the President of Layne Inliner, LLC, a wholly-owned subsidiary of the Company which provides wastewater pipeline and structure rehabilitation services, on February 1, 2010. Mr. Purlee served as Executive Vice President of Reynolds Inliner, LLC from the early 1990s until February 1, 2010. Mr. Purlee has over 40 years of experience in the wastewater pipeline rehabilitation industry.

Mark J. Accetturo became the President of the Heavy Civil Division, a wholly-owned subsidiary of the Company which provides products and services to the water and wastewater industries, on February 1, 2010. Mr. Accetturo served as Executive Vice President of Operations of the Heavy Civil Division from 1989 until February 1, 2010. Mr. Accetturo has over 40 years of experience in the water and wastewater industry.

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

Kevin P. Maher has served as the President of the Mineral Exploration Division of the Company since January 1, 2013. Prior to joining the company, Mr. Maher ran his family business, which was acquired and successfully integrated into Boart Longyear. At Boart Longyear, Mr. Maher was the Eastern Regional Manager for Environment & Infrastructure. Most recently, he was Manager of Reverse Circulation & Mine Support Drilling Operations at Major Drilling America. Mr. Maher is an experienced executive with over 25 years of experience in the drilling industry.

Item 11. Executive Compensation

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2013, will contain, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2013, will contain, under the captions “Ownership of Layne Christensen Common Stock” and “Equity Compensation Plan Information” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2013, will contain, under the captions “Other Corporate Governance Matters,” and “Transactions with Management/Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The Registrant’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2013, will contain, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

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

4.3
Credit Agreement, dated as of March 25, 2011, among Layne Christensen Company, as Borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndication Agent and PNC Bank, National Association and U.S. Bank National Association, as Co-Documentation Agents (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 31, 2011, and incorporated herein by reference)

4.4
Private Shelf Agreement, dated as of July 8, 2011, among Layne Christensen Company, Prudential Investment Management, Inc. and each other Prudential Affiliate (as defined therein) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed July 13, 2011)

10.1
Tax Liability Indemnification Agreement between the Registrant and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(2) and incorporated herein by reference)

10.2
Lease Agreement between the Registrant and Parkway Partners, L.L.C. dated December 21, 1994 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1995 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

10.2.1
First Modification & Ratification of Lease, dated as of February 26, 1996, between Parkway Partners, L.L.C. and the Registrant (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(2.1) and incorporated herein by this reference)

10.2.2
Second Modification and Ratification of Lease Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated April 28, 1997 (filed with the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 1999 (File No. 0-20578), as Exhibit 10(2.2) and incorporated herein by this reference)

10.2.3
Third Modification and Extension Agreement between Parkway Partners, L.L.C. and Layne Christensen Company dated November 3, 1998 (filed with the Company’s 10-Q for the quarter ended October 31, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

10.2.4
Fourth Modification Agreement between 1900 Associates L.L.C. and Layne Christensen Company dated December 29, 1998 (filed with the Company’s 10-Q for the quarter ended July 31, 2000 (File No. 0-20578) as Exhibit 10.1 and incorporated herein by reference)

10.2.5
Fifth Modification Agreement between 1900 Associates L.L.C. and Layne Christensen Company dated March 1, 2003 (filed as Exhibit 10(2.5) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2003 (File No. 0-20578) and incorporated herein by this reference)

10.2.6
Sixth Modification Agreement, dated February 29, 2008, between 1900 Associates L.L.C. and the Company (filed as Exhibit 10(2.6) to the Registrant’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008, and incorporated herein by this reference)

10.3
Insurance Liability Indemnity Agreement between the Company and The Marley Company (filed with Amendment No. 3 to the Registrant’s Registration Statement (File No. 33-48432) as Exhibit 10(10) and incorporated herein by reference)

10.4
Agreement between The Marley Company and the Company relating to tradename (filed with the Registrant’s Registration Statement (File No.33-48432) as Exhibit 10(10) and incorporated herein by reference)

*10.5
Form of Incentive Stock Option Agreement between the Company and Management of the Company (filed with the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

*10.6
Form of Incentive Stock Option Agreement between the Company and Management of the Company effective February 1, 1998 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10(1) and incorporated herein by reference)

*10.7
Form of Incentive Stock Option Agreement between the Company and Management of the Company effective April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

*10.8
Form of Non-Qualified Stock Option Agreement between the Company and Management of the Company effective as of April 20, 1999 (filed with the Company’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

*10.9
Layne Christensen Company Executive Incentive Compensation Plan (as amended and restated, effective July 29, 2011) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 1, 2011)

*10.10
Layne Christensen Company Corporate Staff Incentive Compensation Plan as amended, effective February 1, 2010 (incorporated by reference to Exhibit 10(11) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, filed on April 15, 2011)

*10.11
Layne Christensen Company 2006 Equity Incentive Plan (as amended and restated) (filed as Appendix B to the Company’s Definitive Proxy Statement filed with the SEC on May 6, 2009, and incorporated herein by this reference)

*10.12
Form of Incentive Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(e) to the Company’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by this reference)

*10.13
Form of Nonqualified Stock Option Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(20) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.14
Form of Nonqualified Stock Option Agreement between the Company and non-employee directors of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(21) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.15
Form of Restricted Stock Award Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan, as amended effective January 23, 2008 (incorporated by reference to Exhibit 10(22) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.16
Form of Restricted Stock Award Agreement between the Company and management of the Company for use with the 2006 Equity Incentive Plan (with performance vesting) (incorporated by reference to Exhibit 10(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009, filed on June 3, 2009)

*10.17
Form of Restricted Stock Award Agreement between the Company and non-employee directors of the Company for use with the Company’s 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(23) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.18
Layne Christensen Company Water Infrastructure Division Incentive Compensation Plan (as amended and restated, effective February 1, 2008) (incorporated by reference to Exhibit 10(24) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008)

*10.19
Layne Christensen Company Mineral Exploration Division Incentive Compensation Plan (as amended and restated effective February 1, 2008) (incorporated by reference to Exhibit 10(27) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008, filed April 15, 2008)

*10.20
Severance Agreement, dated March 13, 2008, by and between Steven F. Crooke and Layne Christensen Company (incorporated by reference to Exhibit 10(3) to the Company’s Current Report on Form 8-K filed March 19, 2008)

*10.21
Severance Agreement, dated March 13, 2008, by and between Jeffrey J. Reynolds and Layne Christensen Company (incorporated by reference to Exhibit 10(5) to the Company’s Current Report on Form 8-K filed March 19, 2008)

*10.22
Severance Agreement dated July 10, 2008, by and between Eric R. Despain and Layne Christensen Company (incorporated by reference to Exhibit 10(1) to the Company’s Current Report on Form 8-K filed July 14, 2008)

*10.23	Summary of 2013 Salaries of Named Executive Officers and Compensation of Directors

*10.24
Layne Christensen Company Deferred Compensation Plan for Directors (Amended and Restated, effective as of January 1, 2009) (incorporated by reference to Exhibit 10(37) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.25
Amended and Restated Layne Christensen Company Key Management Deferred Compensation Plan, effective as of January 1, 2008 (incorporated by reference to Exhibit 10(38) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.26	Offer Letter, dated July 29, 2011, between Layne Christensen Company and Rene J. Robichaud (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed August 1, 2011)

*10.27	Severance Agreement, dated July 29, 2011, by and between Rene J. Robichaud and Layne Christensen Company (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed August 1, 2011)

*10.28	Restricted Stock Agreement, dated July 29, 2011, by and between Rene J. Robichaud and Layne Christensen Company (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed August 1, 2011)

*10.29	Retirement Agreement, dated July 29, 2011, by and between Andrew B. Schmitt and Layne Christensen Company (filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed August 1, 2011)

*10.30
Amendment to Offer Letter, dated July 29, 2012, between Layne Christensen Company and Rene J. Robichaud (filed as  Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, filed on December 11, 2012)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Deloitte Auditores y Consultores Limitada

23.3	Consent of Deloitte, Inc.

31.1	Section 302 Certification of Principal Executive Officer of the Company

31.2	Section 302 Certification of Principal Financial Officer of the Company

32.1	Section 906 Certification of Principal Executive Officer of the Company

32.2	Section 906 Certification of Principal Financial Officer of the Company

95	Mine Safety Disclosures

99.1	Financial statements of equity affiliate Geotec Boyles Bros., S.A

99.2	Financial statements of equity affiliate Boyles Bros. Servicios Tecnicos Geologicos, S.A.

**	101.INS XBRL Instance Document

**	101.SCH XBRL Taxonomy Extension Schema Document

**	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF XBRL Taxonomy Extension Definition Linkbase Document

**	101.LAB XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

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

Financial statements of Geotec Boyles Bros., S.A. and Boyles Bros. Servicios Tecnicos Geologicos, S.A. are included as exhibits 99.1 and 99.2, respectively, under Item 15(a)(3).

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Layne Christensen Company

By	/s/ Rene J. Robichaud

Rene J. Robichaud
President and Chief Executive Officer

Dated April 16, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/ Rene J. Robichaud	April 16, 2013
Rene J. Robichaud
President, Chief Executive Officer
and Director (Principal Executive Officer)

/s/ Jerry W. Fanska	April 16, 2013
Jerry W. Fanska
Senior Vice President-Finance and Treasurer
(Principal Financial and Accounting Officer)

/s/ David A. B. Brown	April 16, 2013
David A. B. Brown
Director

/s/ J. Samuel Butler	April 16, 2013
J. Samuel Butler
Director

/s/ Robert Gilmore	April 16, 2013
Robert Gilmore
Director

/s/ Anthony B. Helfet	April 16, 2013
Anthony B. Helfet
Director

/s/ Nelson Obus	April 16, 2013
Nelson Obus
Director

/s/ Jeff Reynolds	April 16, 2013
Jeffrey J. Reynolds
Director