Form 10-Q
period 2013-04-30
LAYNE CHRISTENSEN CO
filed 2013-06-10
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to _____

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

There were 19,880,734 shares of common stock, $.01 par value per share, outstanding on May 31, 2013.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013
INDEX

PART I

ITEM 1.  Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
(in thousands)	2013	2013
ASSETS	(unaudited)	(unaudited)

Current assets:
Cash and cash equivalents	$27,177	$27,242
Customer receivables, less allowance of $8,169 and $7,827, respectively	144,127	145,890
Costs and estimated earnings in excess of billings on uncompleted contracts	102,861	101,960
Inventories	47,773	49,913
Deferred income taxes	24,260	25,200
Income taxes receivable	6,809	6,809
Restricted deposits-current	3,420	-
Assets of discontinued operations, held for sale	3,423	-
Other	19,607	24,809
Total current assets	379,457	381,823

Property and equipment:
Land	17,220	17,505
Buildings	40,609	40,621
Machinery and equipment	528,463	534,849
	586,292	592,975
Less - Accumulated depreciation	(327,324)	(326,435)
Net property and equipment	258,968	266,540

Other assets:
Investment in affiliates	75,197	78,290
Goodwill	23,561	23,561
Other intangible assets, net	6,309	8,840
Restricted deposits-long term	2,418	2,861
Deferred income taxes	25,569	24,530
Other	20,229	25,781
Total other assets	153,283	163,863

Total assets	$791,708	$812,226

See Notes to Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS - (Continued)

	April 30,	January 31,
(in thousands, except per share data)	2013	2013
LIABILITIES AND STOCKHOLDERS' EQUITY	(unaudited)	(unaudited)

Current liabilities:
Accounts payable	$100,445	$86,329
Current maturities of long term debt	14,447	12,789
Accrued compensation	41,259	53,651
Accrued insurance expense	12,952	13,645
Other accrued expenses	51,952	47,398
Acquisition escrow obligation-current	443	-
Liabilities of discontinued operations, held for sale	480	-
Income taxes payable	11,656	8,063
Billings in excess of costs and estimated earnings on uncompleted contracts	37,432	34,869
Total current liabilities	271,066	256,744

Noncurrent and deferred liabilities:
Long-term debt	85,785	96,539
Accrued insurance expense	14,577	14,442
Deferred income taxes	1,544	1,553
Acquisition escrow obligation-long term	2,418	2,861
Other	25,172	25,016
Total noncurrent and deferred liabilities	129,496	140,411

Contingencies (Note 12)

Stockholders' equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,824 and 19,818
shares issued and outstanding, respectively	198	198
Capital in excess of par value	353,172	352,048
Retained earnings	43,204	66,983
Accumulated other comprehensive loss	(6,231)	(6,492)
Total Layne Christensen Company stockholders' equity	390,343	412,737
Noncontrolling interests	803	2,334
Total equity	391,146	415,071

Total liabilities and stockholders' equity	$791,708	$812,226

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended April 30,
	(unaudited)
(in thousands, except per share data)	2013	2012
Revenues	$226,446	$271,765
Cost of revenues (exclusive of depreciation
and amortization, shown below)	(189,555)	(218,885)
Selling, general and administrative expenses	(41,944)	(39,414)
Depreciation and amortization	(15,263)	(13,803)
Equity in (losses) earnings of affiliates	(481)	7,762
Interest expense	(1,298)	(574)
Other income, net	3,751	1,110
(Loss) income from continuing operations before income taxes	(18,344)	7,961
Income tax expense	(5,783)	(3,325)
Net (loss) income from continuing operations	(24,127)	4,636
Net income (loss) from discontinued operations	417	(645)
Net (loss) income	(23,710)	3,991
Net income attributable to noncontrolling interests	(69)	(242)
Net (loss) income attributable to Layne Christensen Company	$(23,779)	$3,749

Earnings per share information attributable to
Layne Christensen Company shareholders:
Basic (loss) income per share - continuing operations	$(1.24)	$0.23
Basic (loss) income per share - discontinued operations	0.02	(0.04)
Basic (loss) income per share	$(1.22)	$0.19

Diluted (loss) income per share - continuing operations	$(1.24)	$0.22
Diluted (loss) income per share - discontinued operations	0.02	(0.03)
Diluted (loss) income per share	$(1.22)	$0.19

Weighted average shares outstanding - basic	19,543	19,472
Dilutive stock options and nonvested shares	-	342
Weighted average shares outstanding - dilutive	19,543	19,814

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months
	Ended April 30,
	(unaudited)
(in thousands)	2013	2012
Net (loss) income	$(23,710)	$3,991
Other comprehensive income:
Foreign currency translation adjustments
(net of tax of $285 and $79, respectively)	261	496
Other comprehensive income	261	496
Comprehensive (loss) income	(23,449)	4,487
Comprehensive income attributable to noncontrolling
interests (all attributable to net income)	(69)	(242)
Comprehensive (loss) income attributable to Layne
Christensen Company	$(23,518)	$4,245

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

						Total Layne
					Accumulated	Christensen
			Capital In		Other	Company
	Common Stock		Excess of	Retained	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except per share data)	Shares	Amount	Par Value	Earnings	Income (Loss)	Equity	Interest	Total
Balance February 1, 2012	19,699,272	$197	$351,057	$103,634	$(6,223)	$448,665	$3,216	$451,881
Net income	-	-	-	3,749	-	3,749	242	3,991
Other comprehensive income	-	-	-	-	496	496	-	496
Issuance of nonvested shares	94,481	1	(1)	-	-	-	-	-
Income tax deficiency on forfeiture
of options	-	-	(165)	-	-	(165)	-	(165)
Acquisition of noncontrolling interest	-	-	(2,656)	-	-	(2,656)	(87)	(2,743)
Share-based compensation	-	-	1,436	-	-	1,436	-	1,436
Balance April 30, 2012	19,793,753	$198	$349,671	$107,383	$(5,727)	$451,525	$3,371	$454,896

Balance February 1, 2013	19,818,376	$198	$352,048	$66,983	$(6,492)	$412,737	$2,334	$415,071
Net income (loss)	-	-	-	(23,779)	-	(23,779)	69	(23,710)
Other comprehensive income (loss)	-	-	-	-	261	261		261
Distributions to noncontrolling interests	-	-	-	-	-		(1,600)	(1,600)
Foreign Currency Translation	-	-	-	-	-	-	-	-
Issuance of nonvested shares	4,744	-	-	-	-	-	-	-
Issuance of stock upon exercise	8,939	-	(53)	-	-	(53)	-	(53)
Cancellation of stock options issued	(8,099)	-	-	-	-	-	-	-
Income tax deficiency on forfeiture of options	-	-	(13)	-	-	(13)	-	(13)
Share-based compensation	-	-	1,190	-	-	1,190	-	1,190
Balance April 30, 2013	19,823,960	$198	$353,172	$43,204	$(6,231)	$390,343	$803	$391,146

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months
	Ended April 30,
	(unaudited)
(in thousands)	2013	2012
Cash flow from operating activities:
Net (loss) income	$(23,710)	$3,991
Adjustments to reconcile net income (loss) to cash from operating activities:
Depreciation and amortization	15,318	15,683
Deferred income taxes	(660)	(413)
Share-based compensation	1,190	1,436
Equity in (loss) earnings of affiliates	481	(7,762)
Dividends received from affiliates	2,612	1,648
Gain from disposal of property and equipment	(3,373)	(317)
Changes in current assets and liabilities,exclusive of effects of acquisitions:
Decrease (increase) in customer receivables	354	(1,332)
Decrease in costs and estimated earnings in excess
of billings on uncompleted contracts	2,517	193
Decrease (increase) in inventories	1,636	(2,361)
Increase in other current assets	(1,401)	(3,571)
Decrease (increase) in accounts payable and accrued expenses	12,493	(5,369)
Decrease (increase) in billings in excess of costs and
estimated earnings on uncompleted contracts	551	(5,910)
Other, net	2,792	2,127
Cash provided by (used in) operating activities	10,800	(1,957)
Cash flow from investing activities:
Additions to property and equipment	(9,137)	(16,432)
Additions to gas transportation facilities and equipment	-	(9)
Additions to oil and gas properties	-	(943)
Additions to mineral interests in oil and gas properties	-	(68)
Proceeds from disposal of property and equipment	5,189	1,166
Proceeds from redemption of insurance contracts	3,565	-
Release of cash from restricted accounts	-	140
Distribution of restricted cash for prior year acquisitions	-	(140)
Cash used in investing activities	(383)	(16,286)
Cash flow from financing activities:
Borrowing under revolving loan facilities	8,000	30,000
Repayments under revolving loan facilities	(18,500)	(5,000)
Net increase (decrease) in notes payable	2,839	(597)
Principal payments under capital lease obligations	(392)	-
Acquisition of noncontrolling interest	-	(2,743)
Distribution to noncontrolling interests	(1,600)	-
Cash (used in) provided by financing activities	(9,653)	21,660
Effects of exchange rate changes on cash	(829)	1,826
Net (decrease) increase in cash and cash equivalents	(65)	5,243
Cash and cash equivalents at beginning of period	27,242	41,916
Cash and cash equivalents at end of period	$27,177	$47,159

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Accounting Policies and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the "Company"). Intercompany transactions have been eliminated. Investments in affiliates (20% to 50% owned) in which the Company exercises influence over operating and financial policies are accounted for by the equity method.  The unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2013, as filed in its Annual Report on Form 10-K.
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

Presentation – As discussed further in Note 11, the Company has reclassified certain businesses as discontinued operations in both the current and prior periods presented.

Revenue Recognition - Revenues are recognized on large, long-term construction contracts meeting the criteria of Accounting Standards Codification (“ASC”) Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined. Because the Company has many contracts in process at any given time, these changes in estimates can offset each other minimizing the impact on overall profitability. However, large changes in cost estimates on larger, more complex construction projects can have a material impact on the Company’s financial statements and are reflected in results of operations when they become known.
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

Intangible Assets - Other intangible assets primarily consist of trademarks, customer-related intangible assets and patents obtained through business acquisitions. Amortizable intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from one to thirty five years.

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

Restricted Deposits - Restricted deposits consist of escrow funds associated primarily with acquisitions, and at April 30, 2013, funds which are currently being held by the owners of a bank in Africa (see Note 12).

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at April 30, 2013 and January 31, 2013, because of the relatively short maturity of those instruments. See Note 4 for disclosure regarding the fair value of indebtedness of the Company and Note 7 for other fair value disclosures.

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

Share-based Compensation - The Company recognizes all share-based instruments in the financial statements and utilizes a fair-value measurement of the associated costs. As of April 30, 2013, the Company had unrecognized compensation expense of $6,454,000 to be recognized over a weighted average period of 2.5 years. The Company determines the fair value of share-based compensation granted in the form of stock options using a lattice valuation model. In addition, the Company granted certain market based awards in the current quarter which are valued using the Monte Carlo valuation model.
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
        In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. In preparing future taxable income projections, the Company considers the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, future taxable income, taxable income available in prior carry back years and the availability of tax-planning strategies when determining the realizability of recorded deferred tax assets. Provisions for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of those funds considered to be invested indefinitely (see Note 6).
      The Company’s estimate of uncertainty in income taxes is based on the framework established in the accounting for income taxes guidance. This guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For tax positions that meet this recognition threshold, the Company applies judgement, taking into account applicable tax laws and experience in managing tax audits and relevant accounting guidance, to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on our tax return and the benefit reflected in the financial statements is recorded as a liability in the consolidated balance sheet. This liability is updated at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, develoments in tax law and ongoing issues with taxing authorities.

Earnings Per Share - Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding.  Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. Options to purchase 1,470,940 and 833,736 shares have been excluded from weighted average shares in the periods ending April 30, 2013 and 2012, respectively, as their effect was antidilutive. A total of 272,311 and 321,400 nonvested shares have been excluded from weighted average shares in the periods ended April 30, 2013 and 2012, respectively, as their effect was antidilutive.

Supplemental Cash Flow Information - The amounts paid for income taxes, interest and noncash investing activities were as follows:

	Three Months
	Ended April 30,
(in thousands)	2013	2012
Income taxes	$1,762	$4,314
Interest	732	229
Noncash investing activities:
Accrued capital additions	1,679	1,688

New Accounting Pronouncements – In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities”, is effective for fiscal years beginning on or after January 1, 2013. This limits the scope of offsetting disclosures to recognized derivative instruments accounted for in accordance with ASC 815. Adoption of this pronouncement did not have an impact on the consolidated financial statements.
On February 5, 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which is effective for fiscal years (and interim periods within those years) beginning after December 15, 2012. This requires the Company to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) either on the face of the income statement, as well as additional disclosures on changes in AOCI by component or as a separate disclosure in the notes to the financial statements. Adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In July, 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 250-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely than-not threshold is defined as having a likelihood of more than 50 percent. If the Company determines that it is not more likely than not that the asset is impaired, the Company will have an option not to calculate annually the fair value of an indefinite-lived intangible asset.  The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial statements.

2.  Acquisitions

Fiscal Year 2013

On March 5, 2012, the Company acquired the remaining shares in Layne do Brazil, which were previously held by noncontrolling interests. The shares were acquired for cash payments totaling $2,743,000. In conjunction with the acquisition, the Company eliminated noncontrolling interests of $87,000 and recorded an adjustment to equity of $2,656,000 in accordance with ASC Topic 810, “Consolidation”.
On May 30, 2012, the Company acquired the remaining 50% interest of Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). We expect Diberil to expand our geoconstruction capabilities into the Brazil market as well as serve as a platform for further expansion into South America. The aggregate purchase price for the remaining 50% of Diberil of $16,150,000 was comprised of cash ($2,422,000 of which was placed in escrow to secure certain representations, warranties and indemnifications). The Company acquired the initial 50% interest in Diberil on July 15, 2010. In accordance with accounting guidance in moving Diberil to a fully consolidated basis, the Company remeasured the previously held equity investment to fair value and recognized a loss of $7,705,000 during the second quarter. The fair value of the 50% noncontrolling interest was estimated to be $15,794,000 at the time of the adjustment. The fair value assessment was determined based on the value of the fiscal 2013 transaction, discounted to reflect that the initial interest was noncontrolling, and that there was no ready public market for our interest. The discounts for lack of control and marketability were 5% and 10%, respectively, determined based on control premiums seen on transactions in the construction contractor and engineering services market and an estimate of the value of a put option on restricted stock using the Black-Scholes valuation method.
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

The $4,025,000 of goodwill was assigned to the Geoconstruction Division. The purchase price in excess of the value of Diberil’s net assets reflects the strategic value the Company placed on the business. The Company believes it will benefit from synergies as these acquired operations are integrated with the Company’s existing operations. Goodwill associated with the acquisition is expected to be deductible for tax purposes.
The Diberil purchase agreement provided for a purchase price adjustment based on the levels of working capital and debt at closing. The adjustment resulted in an additional purchase price of $2,323,000, which was paid during the third quarter of fiscal year 2013.
The total purchase price above consists of the $16,150,000 cash purchase price, the $2,323,000 purchase price adjustment, and the $15,794,000 adjusted basis of our existing investment in Diberil.
The results of operations of Diberil have been included in the Company’s consolidated statements of operations commencing on the closing date.
Assuming the remaining 50% of Diberil had been acquired at the beginning of the period, the unaudited pro forma consolidated revenues, net income, and net income per share of the Company would be as follows:

Three Months
Ended April 30,
(in thousands, except per share data)	2012
Revenues	$288,335

Net income	5,684

Basic income per share	$0.29
Diluted income per share	$0.29

3.  Goodwill and Other Intangible Assets

The carrying amount of goodwill attributed to each reporting segment was as follows:

(in thousands)	Water Resources	Inliner	Heavy Civil	Geoconstruction	Mineral Exploration	Energy Services	Total
Balance February 1, 2013	$-	$8,915	$-	$14,646	$-	$-	$23,561
Additions	-	-	-	-	-	-	-
Balance April 30, 2013	$-	$8,915	$-	$14,646	$-	$-	$23,561

Other intangible assets consist of the following:

	April 30, 2013			January 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$6,288	$(2,902)	14	$8,008	$(3,798)	14
Customer/contract-related	3,340	(3,318)	1	3,340	(3,215)	1
Patents	1,589	(1,154)	15	3,012	(1,634)	15
Software and licenses	2,747	(1,107)	3	2,747	(919)	3
Non-competition agreements	680	(283)	6	680	(255)	6
Other	1,067	(638)	22	1,600	(726)	21
Total intangible assets	$15,711	$(9,402)		$19,387	$(10,547)

Total amortization expense for other intangible assets was $460,000 and $712,000 for the three months ended April 30, 2013 and 2012, respectively.

4.      Indebtedness

        Debt outstanding as of April 30, 2013, and January 31, 2013, whose carrying value approximates fair value, was as follows:

	April 30,	January 31,
(in thousands)	2013	2013
Credit agreement	$84,500	$95,000
Capital lease obligations	3,084	3,645
Less amounts representing interest	(844)	(993)
Short-term notes payable	13,492	11,676
Total debt	100,232	109,328
Less notes payable and current maturities of long-term debt	(14,447)	(12,789)
Total long-term debt	$85,785	$96,539

       The Company maintains a $300,000,000 revolving credit facility (the “Credit Agreement”) which extends to March 25, 2016. During fiscal 2012, the Company funded $1,716,000 of debt issuance costs through borrowings under its Credit Agreement. These costs are being amortized over the life of the agreement.
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.25% to 2.50%, or a base rate as defined in the Credit Agreement, plus up to 1.25%, each depending on the Company’s leverage ratio. On April 30, 2013, there were letters of credit of $24,298,000 and borrowings of $84,500,000 outstanding on the Credit Agreement resulting in available capacity of $191,202,000.
The Credit Agreement contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates,and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are a fixed charge coverage ratio and a maximum leverage ratio. The financial covenants are based on defined terms included in the Credit Agreement, such as adjusted EBITDA and adjusted EBITDAR. Compliance with the financial covenants is required on a quarterly basis, using the most recent four fiscal quarters.  Adjusted EBITDA is generally defined as consolidated net income excluding discontinued operations, net interest expense, provision for income taxes, gains or losses from extraordinary items, gains or losses from the sale of capital assets, non-cash items including depreciation and amortization, and share-based compensation. Equity in earnings of affiliates is included only to the extent of dividends or distributions received. Adjusted EBITDAR is defined as adjusted EBITDA, plus rent expense. All of these measures are considered non-GAAP financial measures and are not intended to be in accordance with accounting principles generally accepted in the United States.
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
Based on recent and forecasted results of operations and projected levels of indebtedness, the Company’s compliance with its financial covenants at April 30, 2013 and over the balance of fiscal 2014 was in question. On June 4, 2013, the Company and its lenders amended the Credit Agreement to suspend the minimum fixed charge coverage ratio and the maximum leverage ratio covenants for the fiscal quarters ending July 31 and October 31, 2013. These covenants will be reinstated at their original levels beginning with the fiscal quarter ending January 31, 2014.
The Credit Agreement was also amended to temporarily add minimum EBITDA and maximum capital expenditure covenants on a quarterly and fiscal year to date basis. The minimum EBITDA covenant applies through October 31, 2013, while the maximum capital expenditure covenant applies through January 31, 2014. The amendment also modified the definition of adjusted EBITDA to exclude up to $3,000,000 per quarter of relocation expenses related to the move of the Company’s headquarters to The Woodlands, Texas. The actual covenant levels as of April 30, 2013, disclosed below are based on the amended definition.
    As of April 30, 2013 and 2012, the Company’s actual and required covenant levels under the Credit Agreement were as follows:

	Actual	Required	Actual	Required
	April 30, 2013	April 30, 2013	April 30, 2012	April 30, 2012
Minimum fixed charge coverage ratio	1.99	1.50	2.66	1.50
Maximum leverage ratio	2.61	3.00	1.21	3.00

In connection with the amendment, the Company and its domestic subsidiaries granted liens on substantially all of their assets, subject to certain exceptions, including a pledge of up to 65% of the equity interests in their first-tier foreign subsidiaries, to secure the Company’s obligations under the Credit Agreement. The term of the agreement was not changed.
Prior to the amendment of the Credit Agreement, the Company also maintained a private shelf agreement whereby it could issue $150,000,000 of unsecured notes before July 8, 2021. In connection with the amendment to the Credit Agreement, the shelf agreement was terminated. There were no outstanding notes at the time of termination.

5.  Other Income, Net

Other income, net consisted of the following for the three months ended April 30, 2013 and 2012:

	Three Months
	Ended April 30,
(in thousands)	2013	2012
Gains from disposal of property and equipment	$3,373	$347
Interest income	28	50
Currency exchange (loss) gain	(78)	586
Other	428	127
Total	$3,751	$1,110

During April 2013, the Company received insurance proceeds totaling $455,000 as payment for equipment lost in a fire. These proceeds are included in gains from disposal of property and equipment.

6.  Income Taxes

Income tax expense for continuing operations of $5,783,000 was recorded in the three months ended April 30, 2013, compared to $3,325,000 tax expense for the same period last year. The Company had a discrete period non-cash valuation allowance of approximately $8,000,000 against its foreign tax credits generated in prior years impacting income tax expense for the three months ended April 30, 2013. The effective tax rates for continuing operations for the three months ended April 30, 2013 and 2012 were (31.5)% and 41.8%, respectively. The difference in the effective rate as compared to the prior year was primarily due to the discrete period item, an increase in the valuation allowance recorded against foreign tax credit carryovers generated in the current year and the mix of income or loss earned in tax jurisdictions in which the Company conducts its business operations.
The Company assessed the need for a valuation allowance on the value of our deferred tax assets. The Company was not in a cumulative loss position as of April 30, 2013, based on a trailing 36 month analysis of continuing operations for each jurisdiction, after adjusting for significant non-recurring items. During the first quarter, as a result of project cancellations and delays late in the quarter in Geoconstruction and the downturn in Mineral Exploration, the Company changed its expectations regarding the ability to use certain tax attributes in the future. As a result of a weakened forecast during the quarter of domestic earnings for fiscal 2014 and beyond, the Company increased the valuation allowance against its foreign tax credit carryovers from prior years, resulting in a discrete charge to the provision for income taxes from continuing operations of approximately $8,000,000.  This change resulted from our current expectations on the forecasted income in the U.S.  The Company has the ability to elect to deduct foreign taxes or claim a tax credit. Foreign tax credit carryovers have an expiration period of ten years. Based on the current outlook, it is expected that the Company will realize a benefit from its foreign taxes in the form of a deduction. Management will continue to evaluate all of the evidence in future quarters and will make a determination as to whether it is more-likely-than not that deferred tax assets will be realized. If additional evidence becomes available in future quarters, management will re-assess the need for a valuation allowance and will make additional adjustments to the valuation allowance, if necessary, to record deferred taxes at the amount which it believes will more-likely-than-not be realized.  If forecasted domestic earnings continue to deteriorate, additional valuation allowances may be required in future periods. The domestic deferred tax assets, net of recorded valuation allowances, was approximately $46,400,000 at April 30, 2013.
      As of April 30 and January 31, 2013, the total number of unrecognized tax benefits recorded was $14,160,000 and $13,383,000 respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of April 30 and January 31, 2013, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $9,304,000 and $8,809,000 respectively.

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

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value are presented below as of April 30, 2013 and January 31, 2013:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
April 30, 2013
Financial Assets:
Restricted deposits held at fair value	$5,838	$5,838	$-	$-
Financial Liabilities:
Contingent earnout of acquired businesses(1)	$-	$-	$-	$-
January 31, 2013
Financial Assets:
Restricted deposits held at fair value	$2,861	$2,861	$-	$-

(1)
The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach.  The contingent earnout is associated with an acquisition that took place in fiscal 2011. The potential earnout period ends in July 2015. Key assumptions include a discount rate of 41.2% and annual revenues of acquired businesses ranging from $1,500,000 to $6,100,000 over the life of the earnout.  On July 31, 2012, the contingent earnout was reassessed and, based on our estimates of the likelihood of future revenues subject to the earnout provisions, assigned no value.  Our conclusions have not changed since that time.

8.  Stock and Stock Option Plans

The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2013, there were 359,394 shares which remain available to be granted under the plans as stock options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. For the three months ended April 30, 2013, the Company granted 4,744 nonvested shares which, in general, ratably vest over periods of one to four years from the grant date. The current quarter grants consist of both service based awards and market based awards.
The Company recognized $1,190,000 and $1,436,000 of compensation cost for these share-based plans during the three months ended April 30, 2013 and 2012, respectively. Of these amounts, $365,000 and $459,000, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $464,000 and $560,000 for the three months ended April 30, 2013 and 2012, respectively.
A summary of nonvested share activity for the three months ended April 30, 2013, is as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2013	275,666	$27.41	$5,905
Granted	4,744	21.08
Vested	-	-
Canceled	(8,099)	20.89
Nonvested stock at April 30, 2013	272,311	$28.11	$5,563

Significant stock option groups outstanding at April 30, 2013, related exercise price and remaining contractual term were as follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Months)
6/04	20,000	20,000	$16.60	14
6/04	53,076	53,076	16.65	14
6/05	10,000	10,000	17.54	26
9/05	94,707	94,707	23.05	29
1/06	173,981	173,981	27.87	33
6/06	80,000	80,000	29.29	38
6/07	65,625	65,625	42.26	50
7/07	25,500	25,500	42.76	51
2/08	72,439	72,439	35.71	57
1/09	6,000	6,000	24.01	68
2/09	153,813	153,810	15.78	69
2/09	4,580	4,580	15.78	69
6/09	92,551	92,551	21.99	73
6/09	2,472	2,472	21.99	73
2/10	76,590	76,590	27.79	81
2/10	2,721	2,721	25.44	81
2/11	93,193	62,118	33.10	93
3/11	1,312	874	34.50	95
6/11	2,096	698	28.71	97
7/11	17,893	5,963	29.31	99
2/12	174,649	64,963	24.32	105
4/12	27,135	9,030	21.77	107
7/12	16,477	-	20.89	110
8/12	9,554	-	20.56	111
4/13	194,576	23,256	21.08	119
	1,470,940	1,100,954

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $9.68 and $11.96 for the three months ended April 30, 2013 and 2012, respectively. The fair value was based on an expected life of approximately seven years, no dividend yield, an average risk-free rate of 1.9% and 1.3%, respectively, and assumed volatility of all options outstanding are expected to net 49.8%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years.
Transactions for stock options for the three months ended April 30, 2013, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2013	1,285,303	$25.97	5.5	$1,784
Granted	194,576	21.08		-
Forfeited	(8,939)	15.78		-
Outstanding at April 30, 2013	1,470,940	25.39	5.9	1,043

Exercisable at February 1, 2013	965,750	25.95	4.5	1,710
Exercisable at April 30, 2013	1,100,954	26.06	4.8	1,043

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

9.  Investment in Affiliates

The Company’s investments in affiliates are carried at the fair value of the investment considered at the date acquired, plus the Company’s equity in undistributed earnings from that date. These affiliates are engaged in mineral exploration drilling, infrastructure construction and the manufacture and supply of drilling equipment, parts and supplies.  A summary of directly owned affiliates, as well as their primary operating subsidiaries if applicable, and the percentages directly or indirectly owned by the Company are as follows as of April 30, 2013:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on the Company’s investment and results of operations are not significant. Summarized financial information of the affiliates, including Diberil and its subsidiaries in the April 30, 2012 amounts as it was prior to the May 30 date of acquisition of the remaining 50% equity interest, was as follows:

	Three Months
	Ended April 30,
(in thousands)	2013	2012
Income statement data:
Revenues	$68,480	$136,036
Gross profit	9,406	34,396
Operating income	286	21,531
Net (loss) income	(633)	16,801

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

Effective with the start of fiscal 2014, operating responsibility for certain of our operations has changed.  Our Specialty Drilling group and operations in Ethiopia have been shifted from the Water Resources Division to the Mineral Exploration Division. We believe the shift more closely aligns our international operating expertise in the markets in which those groups operate. We have also shifted certain of our purchasing groups out of the Water Resources Division as they are now focusing on worldwide purchasing for all divisions. These purchasing groups, which also have some third party sales, are now grouped in our Other section. Information for prior periods has been reclassified to conform to our new presentation. We have also separated the Energy Services Division from Other and are presenting it as a separate segment. The Company’s segments are defined below.

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

Inliner Division

Our Inliner Division provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. We focus on our proprietary Inliner® cured-in-pipe (“CIPP”) which allows us to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Our trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. We are unique in that the technology itself, the liner tube manufacturer and the largest installer of the Inliner CIPP technology are all housed within our family of companies. While we focus on our proprietary Inliner CIPP, we are committed to full system renewal. We also provide a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and manhole renewal with cementitious and epoxy products. The Inliner Division provides services in most regions of the U.S.

Heavy Civil Division

Our Heavy Civil Division delivers sustainable solutions to government agencies and industrial clients by overseeing the design and construction of water and wastewater treatment plants and pipeline installation. In addition, Heavy Civil builds radial collector wells (Ranney Method), surface water intakes, pumping stations, hard rock tunnels and marine construction services-all in support of the world’s water infrastructure. Beyond water solutions, our Heavy Civil Division also designs and constructs biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource.  The Heavy Civil Division provides services in most regions of the U.S.

Geoconstruction Division

We provide specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets around the globe. We have the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, we offer extensive experience in successful completion of complex and schedule-driven major underground construction projects. We provide services that are focused primarily on the foundation systems for dams/levees, tunnels, shafts, utility systems, subways or transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems.  The Geoconstruction Division provides services in most regions of the U.S., as well as Brazil and Uruguay.

Mineral Exploration Division

Our Mineral Exploration Division conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory (‘greenfield’) and definitional (‘brownfield’) drilling. Global mining companies hire us to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. We help our clients determine if a minable mineral deposit exists on the site, the economic viability of mining the site and the geological properties of the ground, which helps in the determination of mine planning. Our primary markets are in the western U.S., Mexico, Australia, Brazil and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our primary presence in this market.

Energy Services Division

The Energy Services Division focuses on bringing responsible water management solutions to the exploration and production (E&P) industry’s growing water related challenges. In fiscal year 2014, we have begun to offer total water management solutions to our E&P clients that will encompass water sourcing, transfer, treatment and recycling. The Energy Services Division will provide services in most regions of the U.S.

Other

Other includes specialty and purchasing operations not included in one of the other divisions.

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

	Three Months
	Ended April 30,
(in thousands)	2013	2012
Revenues
Water Resources	$44,412	$56,194
Inliner	30,280	34,368
Heavy Civil	73,840	72,871
Geoconstruction	21,587	24,205
Mineral Exploration	54,404	81,622
Energy Services	1,793	1,445
Other	4,933	1,731
Intersegment eliminations	(4,803)	(671)
Total revenues	$226,446	$271,765

Equity in (losses) earnings of affiliates
Geoconstruction	$-	$1,932
Mineral Exploration	(481)	5,830
Total equity in (losses) earnings of affiliates	$(481)	$7,762

Income (loss) from continuing operations before income taxes
Water Resources	$(26)	$1,461
Inliner	2,339	1,915
Heavy Civil	(1,493)	(7,336)
Geoconstruction	(5,408)	2,180
Mineral Exploration	1,138	18,632
Energy Services	(566)	(617)
Other	158	672
Unallocated corporate expenses	(13,188)	(8,372)
Interest expense	(1,298)	(574)
Total (loss) income from continuing operations before income taxes	$(18,344)	$7,961

Product Line Revenue Information
Water systems	$45,390	$54,671
Water treatment technologies	12,627	9,674
Sewer rehabilitation	30,280	34,368
Water and wastewater plant construction	44,137	34,122
Pipeline construction	19,577	31,232
Soil stabilization	24,896	31,770
Environmental and specialty drilling	545	3,380
Exploration drilling	47,930	71,425
Energy Services	1,064	1,123
Total revenues	$226,446	$271,765

Geographic Information
Revenue
United States	$171,394	$213,040
Africa/Australia	13,359	27,369
Mexico	19,578	19,016
Other foreign	22,115	12,340
Total revenues	$226,446	$271,765

11.  Discontinued Operations

The Company has continued to analyze its lines of business within each of its operating segments to align with the One Layne strategy. As part of this analysis, the Company has authorized, during the first quarter of fiscal year 2014, the sale of its SolmeteX operations. The Company is negotiating a sale of substantially all of the SolmeteX assets to a third party. The sale is expected to be completed before the end of the Company’s fiscal year. As of April 30, 2013, the Company considered SolmeteX as a discontinued operation and reflected it as such in the consolidated financial statements. SolmeteX was previously reported as part of the Water Resources Division. Major classes of assets and liabilities of SolmeteX reported as held for sale in the accompanying balance sheet are as follows:

(in thousands)	April 30, 2013
Accounts Receivable	$1,069
Inventory	245
Other Current Assets	50
Property and equipment
Leasehold Improvements	23
Equipment	217
240
Less accumulated depreciation	(169)
Net property and Equipment	71
Intangible assets	1,988
Total Assets	$3,423

Other Liabilities	$480

During the second quarter of fiscal 2013, the Company authorized the sale of the Energy Division and considered it a discontinued operation. The sale of the division was completed on October 1, 2012.

The financial results of the two discontinued operations are as follows:

	Three Months
	Ended April 30,

(in thousands)	2013	2012
Revenues	$1,862	$4,700
Income (loss) before income taxes	684	(1,079)
Income tax (expense) benefit	(267)	434
Net income (loss) from discontinued operations	417	(645)

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
As previously reported, in connection with the Company updating its Foreign Corrupt Practices Act ("FCPA") policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by the Company to agents and other third parties interacting with government officials in certain countries in Africa. The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. The internal investigation has found documents and information suggesting that improper payments, which may violate the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of the Company to agents and other third parties interacting with government officials in certain countries in Africa relating to the payment of taxes, the importing of equipment and the employment of expatriates. We have made a voluntary disclosure to the United States Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") regarding the results of our investigation and we are cooperating with the DOJ and the SEC in connection with their review of the matter.
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

In February 2012, we commenced discussions with the DOJ and SEC regarding the potential resolution of this matter. In May 2013, the staff of the SEC orally advised the Company that they calculated the estimated benefits to the Company from allegedly improper payments, plus interest thereon, to be approximately $4.8 million. As a result, the Company increased its accrued liability at April 30, 2013 for resolution of the FCPA investigation to $4.8 million from the $3.7 million that had been previously accrued.
The discussions with the government are ongoing, and other than the indication of the estimated disgorgement amount noted above, the Company has not received any proposed settlement offers from the SEC or DOJ, including any indications of the amount of any possible fines and penalties to be sought by the DOJ. At this time, the Company is not able to reasonably estimate the amount of any fine or penalty that it may have to pay to the DOJ as a part of any possible settlement or whether the SEC or DOJ will accept voluntary settlement terms that would be acceptable to the Company. Furthermore, the Company cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government was to litigate the matter. As such, based on the information available at this time any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government; the amount of the actual liability for any fines, penalties, disgorgement or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date.
During the first quarter of fiscal 2014, the Company was notified that one of its banks in Africa had restricted access to all funds over a certain dollar amount and also received information that the bank may be ceasing operations. The Company has $2.9 million in its accounts at the bank. The Company has engaged local advisors to assist in recovering its funds. The Company has recently learned that the bank may be in the process of becoming functional again. While the Company does not believe a loss is probable, the Company is not able to estimate the amount of funds, if any, which it might lose.
The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company's financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions related to these proceedings. In accordance with U.S. generally accepted accounting principles, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the Company's strategies change, it is possible that the Company's estimate of its probable liability in these matters may change.

13.  Relocation

On December 6, 2012, the Company announced that its Board of Directors had approved the relocation of the Company's global corporate headquarters from Mission Woods, Kansas to The Woodlands, a suburb of Houston, Texas. The move will involve most executive positions in Layne's corporate leadership, as well as certain other management and staff positions. Most senior executives from Layne's six divisions will ultimately consolidate into the Houston headquarters. The relocation is expected to be substantially complete by the end of the fiscal year. To date, the Company has incurred expenses of $6,424,000, of which $3,726,000 were incurred in the three months ended April 30, 2013. The expenses are included in selling, general and administrative expenses in the consolidated financial statements, and consist primarily of employee relocation costs, severance and employee retention arrangements. The Company expects to incur approximately $9,000,000 of additional expenses over the remainder of fiscal 2014.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: the outcome of the ongoing internal investigation into, among other things, the legality, under the FCPA and local laws, of certain payments to agents and other third parties interacting with  government officials in certain countries in Africa relating to the payment of taxes, the importing of equipment and the employment of expatriates (including any government enforcement action which could arise out of the matters under review or that the matters under review may have resulted in a higher dollar amount of payments or may have a greater financial or business impact than management currently anticipates), prevailing prices for various commodities, the duration of the current slowdown in the Mineral Exploration market, unanticipated slowdowns in the Company’s major markets, the availability of credit, the risks and uncertainties normally incident to the construction industry, the ability of the Company to successfully obtain profitable contracts in the Heavy Civil and Energy Services Divisions, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne Christensen Company, our operations and our present business environment. MD&A is provided as a supplement to — and should be read in connection with — our consolidated financial statements and the accompanying notes thereto included under Part I Item 1 of this report. MD&A should also be read in conjunction with our consolidated financial statements as of January 31, 2013, and for the year then ended, and the related MD&A, both of which are contained in our Form 10-K for the year ended January 31, 2013. MD&A includes the following sections:

●	Our Business — a general description of our business and key fiscal 2014 events.

●	Consolidated Review of Operations — an analysis of our consolidated results of operations for the three months ended April 30, 2013.

●
Operating Segment Review of Operations — an analysis of our results of operations for the three months ended April 30, 2013, as presented in our consolidated financial statements for our reporting segments:  Water Resources Division, Inliner Division, Heavy Civil Division, Geoconstruction Division, Mineral Exploration Division and Energy Services Division.

●	Liquidity and Capital Resources — an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

●
Critical Accounting Policies — a discussion of changes to our critical accounting policies in the current period that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business

Layne is a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. The Company’s operational and organizational structure is divided into six divisions based on primary service lines. Each division is comprised of individual district offices, which primarily offer similar services and serve similar markets. Periodically, individual offices within a division may perform services that are normally provided by another division. When that happens, the results of those services are recorded in the originating offices’ own division. For example, if a Mineral Exploration Division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration Division rather than the Water Resources Division. See Note 10 to the consolidated financial statement for a discussion of the Company’s segments.

Key Fiscal 2014 Events

●
Effective with the new fiscal year, operating responsibility of certain of our operations has been changed.  Our Specialty Drilling group and operations in Ethiopia have been shifted from the Water Resources Division to the Mineral Exploration Division.  We believe this shift more closely aligns these businesses with our international operating expertise. We have also shifted certain of our purchasing groups out of Water Resources as they are now focusing on worldwide purchasing for all divisions.  These groups, which also have some third party sales, are now grouped in our Other section.  Information for prior periods has been reclassified to conform to our new presentation.

●
The revenue in most of our divisions has declined as compared to a year ago. For the first quarter fiscal 2014, the Heavy Civil Division’s revenues have increased by 1.3 % compared to first quarter last year as we began to work on several new projects.

●
The Company’s Mineral Exploration Division continues to be impacted by the global mining exploration slowdown, both in the minerals exploration markets served by our wholly owned operations and our Latin America affiliates. For the first quarter of fiscal 2014, revenues in our Mineral Exploration Division have decreased 33.3% and pre-tax earnings have decreased by 93.9 % compared to last year.

●
During the first quarter, the Company assessed the need for a valuation allowance on the value of its deferred tax assets. As a result of weakened forecast during the first quarter of domestic earnings for fiscal 2014 and beyond, the Company changed its expectations regarding its ability to fully utilize its foreign tax credit carryovers and recorded an additional $8.0 million valuation allowance.

●
On June 4, 2013, the Company amended its Credit Agreement to allow temporary covenant relief. Covenant requirements will be reinstated at their original levels beginning with the fiscal quarter ending January 31, 2014, and the Company expects to be in compliance with the temporary and reinstated covenants as applicable

●
During the first quarter of the fiscal year, the Company reclassified SolmeteX, an operation within the Water Resources Division, primarily involved in the dental wastewater treatment market, as a discontinued operation pending its sale, which is expected by the end of the fiscal year.

Consolidated Review of Operations
The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of income bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

			Period-to-
	Three Months		Period
	Ended April 30,		Change
	2013	2012	Three
Revenues:			Months
Water Resources	19.6%	20.7%	(21.0)%
Inliner	13.4	12.6	(11.9)
Heavy Civil	32.6	26.8	1.3
Geoconstruction	9.5	8.9	(10.8)
Mineral Exploration	24.0	30.0	(33.3)
Energy Services	0.8	0.5	24.1
Other	2.2	0.7	185.0
Intersegment eliminations	(2.1)	(0.2)	615.8
Total net revenues	100.0%	100.0%	(16.7)
Cost of revenues	(83.7)%	(80.5)%	(13.4)
Selling, general and administrative expenses	(18.5)	(14.5)	6.4
Depreciation and amortization	(6.7)	(5.1)	10.6
Equity in (losses) earnings of affiliates	(0.2)	2.9	(106.2)
Interest expense	(0.6)	(0.2)	126.1
Other income, net	1.7	0.4	237.9
(Loss) income from continuing operations before income taxes	(8.0)	2.9	(330.4)
Income tax expense	(2.6)	(1.2)	73.9
Net (loss) income from continuing operations	(10.6)	1.7	(620.4)

Net (loss) income from discontinued operations	0.2	(0.2)	(164.7)
Net (loss) income	(10.4)	1.5	(694.1)
Net (loss) income attributable to noncontrolling interests	0.0	(0.1)	(71.5)
Net (loss) income attributable to Layne Christensen Company	(10.4)	1.4	(734.3)

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

	Three Months
	Ended April 30,
(in thousands)	2013	2012
Revenues
Water Resources	$44,412	$56,194
Inliner	30,280	34,368
Heavy Civil	73,840	72,871
Geoconstruction	21,587	24,205
Mineral Exploration	54,404	81,622
Energy Services	1,793	1,445
Other	4,933	1,731
Intersegment eliminations	(4,803)	(671)
Total revenues	$226,446	$271,765
Equity in (losses) earnings of affiliates
Geoconstruction	$-	$1,932
Mineral Exploration	(481)	5,830
Total equity in (losses) earnings of affiliates	$(481)	$7,762
Income (loss) from continuing operations before income taxes
Water Resources	$(26)	$1,461
Inliner	2,339	1,915
Heavy Civil	(1,493)	(7,336)
Geoconstruction	(5,408)	2,180
Mineral Exploration	1,138	18,632
Energy Services	(566)	(617)
Other	158	672
Unallocated corporate expenses	(13,188)	(8,372)
Interest expense	(1,298)	(574)
Total (loss) income from continuing operations before income taxes	$(18,344)	$7,961

Revenues for the three months ended April 30, 2013, decreased $45.3 million, or 16.7%, to $226.4 million, compared to $271.8 million for the same period last year. Revenues decreased in all divisions except for Heavy Civil and Energy Services. A further discussion of results of operations by division is presented below.
Cost of revenues decreased $29.3 million, or 13.4%, to $189.6 million, or 83.7% of revenues, for the three months ended April 30, 2013, compared to $218.9 million, or 80.5% of revenues, for the same period last year. The increase in the cost as a percentage of revenues for the quarter was primarily in Geoconstruction where late stage work on certain projects generated lower margins and new projects were either delayed or canceled. In Mineral Exploration there was a substantial drop in revenues in the quarter with delays in getting proportionate cost reductions.
Selling, general and administrative expenses increased 6.4 % to $41.9 million for the three months ended April 30, 2013, compared to $39.4 million for the same period last year. The increase was primarily due to the costs associated with the relocation of the Company’s headquarters to The Woodlands, Texas of $3.7 million, $1.7 million of overhead expenses at Diberil (which was not consolidated in the same period last year) and an additional accrual of $1.0 million associated with the FCPA investigation, partially offset by $4.2 million of reduced compensation expenses.
Depreciation and amortization increased 10.6% to $15.3 million for the three months ended April 30, 2013, compared to $13.8 million for the same period last year. The increase was primarily the result of $1.1 million of expense associated with the Diberil acquisition.
Equity in (losses) earnings of affiliates decreased 106.2% to $(0.5) million for the three months ended April 30, 2013, compared to $7.8 million for the same period last year. The global decline in mineral exploration by our customers, as well as severance costs recorded by the affiliates as they have downsized, have accounted for this decrease in earnings.
Interest expense increased to $1.3 million for the three months ended April 30, 2013, compared to $0.6 million for the same period last year, as a result of increased borrowings to fund operations.
Other income, for the three months ended April 30, 2013 and 2012, consisted primarily of gains on equipment sales.
Income tax expense for continuing operations of $5.8 million was recorded in the three months ended April 30, 2013, compared to $3.3 million tax expense for the same period last year. The Company had a discrete period non-cash valuation allowance of $8.0 million against its foreign tax credits generated in prior years impacting income tax expense for the three months ended April 30, 2013. The effective tax rates for continuing operations for the three months ended April 30, 2013 and 2012, were (31.5)% and 41.8%. The discrete period item had a negative effect of 43.4% on the effective rate in the current quarter. The remaining difference in the effective rate as compared to the prior year was primarily due to the increase in the valuation allowance recorded against foreign tax credit carryovers generated in the current year and the mix of income or loss earned in tax jurisdictions in which the Company conducts its business operations.

Operating Segment Review of Operations

Water Resources Division	Three Months
	Ended April 30,
(in thousands)	2013	2012
Revenues	$44,412	$56,194
(Loss) income before income taxes	(26)	1,461

Water Resources Division revenues decreased 21.0% for the three months ended April 30, 2013, from the same period last year. Revenues have declined in most areas of the United States, and most significantly in our injection well operations in Florida. The injection wells operation, which is included in the water systems product line, has seen a decrease in revenues in the first three months of this year of $4.9 million, due to what we believe is a temporary slowdown in deep injection well drilling projects in Florida. The decreased revenue volume across the division has offset the results of our efforts to reduce overhead costs, producing the slight loss for the quarter.
The backlog in the Water Resources Division was $55.5 million as of April 30, 2013, compared to $63.1 million as of January 31, 2013.

Inliner Division	Three Months
	Ended April 30,
(in thousands)	2013	2012
Revenues	$30,280	$34,368
Income before income taxes	2,339	1,915

Inliner Division revenues decreased for the quarter as a number of projects reached the final stages of completion. Third party sales of lining products to other contractors have continued their positive trend, and were up $1.6 million for the quarter.
        Despite the lower revenues, income before income taxes improved 22.1% for the division. This reflected positive margin adjustments as final contingencies were resolved on certain projects and the positive impact of the third party product sales.
The backlog in the Inliner Division was $68.9 million as of April 30, 2013, compared to $66.2 million as of January 31, 2013.

Heavy Civil Division	Three Months
	Ended April 30,
(in thousands)	2013	2012
Revenues	$73,840	$72,871
Loss before income taxes	(1,493)	(7,336)

Heavy Civil revenues have increased during the first quarter of fiscal year 2014 due to the inclusion of the previously announced Islamorada project, offsetting planned reductions in our other operations as we complete legacy projects and pursue higher margin opportunities.
The loss for the division narrowed substantially, driven by higher margin new business, the completion of low margin legacy projects, and gains on the sale of excess equipment of $1.1 million. The division continues to analyze its expenses to determine efficiencies and reduce overhead costs.
The backlog in the Heavy Civil Division was $357.4 million as of April 30, 2013, compared to $395.7 million as of January 31, 2013.

Geoconstruction Division	Three Months
	Ended April 30,
(in thousands)	2013	2012
Revenues	$21,587	$24,205
(Loss) income before income taxes	(5,408)	2,180
Equity in earnings of affiliates, included in above earnings	-	1,932

The revenues comparison to last year for the Geoconstruction Division is impacted by the acquisition of the remaining interest of Diberil, our affiliate in South America. It is now consolidated in the financial statements and equity earnings are no longer recorded.  Diberil contributed $9.0 million in revenue in the first quarter. The revenues would have been higher, however a work stoppage which ended during the quarter on a project site delayed approximately three weeks worth of production. The positive revenue impact of consolidating Diberil was offset by lower revenue in our U.S. operations as a number of projects have been cancelled or delayed in the first quarter.

The unexpected project cancellations and delays in the U.S. and work stoppage in South America led to a divisional loss of $5.4 million for the quarter.
The backlog in the Geoconstruction Division was $41.5 million as of April 30, 2013, compared to $41.5 million as of January 31, 2013.

Mineral Exploration Division	Three Months
	Ended April 30,
(in thousands)	2013	2012
Revenues	$54,404	$81,622
Income before income taxes	1,138	18,632
Equity in (losses) earnings of affiliates, included in above earnings	$(481)	5,830

Mineral Exploration Division revenues decreased 33.3% for the three months ended April 30, 2013 as compared to the same period last year. The Division continues to experience the impact of the downturn in global exploration that was evident during the second half of fiscal 2013. Revenues were down significantly across most of the entire division as the delay in customer exploration is being seen in all of our markets.
During the first quarter of 2014, an additional accrual of $1.1 million associated with the FCPA investigation was also incurred (see Note 12).
Equity in (losses) earnings of affiliates experienced a change of (108.3)% over last year. They have also experienced the same market slowdown as in our wholly-owned operations and have incurred large severance charges as they adjust their workforce to reflect the decrease in mining activity.
    In response to the lower revenues, the division has aggressively moved to control and reduce costs.  The division remains profitable despite the downturn.

Energy Services Division	Three Months
	Ended April 30,
(in thousands)	2013	2012
Revenue	$1,793	$1,445
Loss before income taxes	(566)	(617)

The Energy Services Division is still in the start-up phase. The revenues have increased by 24.1% over last year, and the Company expects revenues to increase as the year progresses and we introduce our solutions to the energy markets.

Other	Three Months
	Ended April 30,
(in thousands)	2013	2012
Revenues	$4,933	$1,731
Income before income taxes	158	672

Other revenues and income before income taxes are primarily from small specialty and purchasing operations. Although the majority of the revenues are eliminated between segments, the operations produce positive earnings from third party sales and purchasing discounts.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $13.2 million for the three months ended April 30, 2013, compared to $8.4 million for the same period last year. Approximately $3.7 million of the increase is due to the expenses related to the relocation of the Company’s headquarters to The Woodlands, Texas, as well as an increase of $1.0 million in legal and professional fees.

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures. The Company’s primary sources of liquidity have historically been cash from operations, supplemented by borrowings under its credit facilities. We believe that we have sufficient funds and adequate financial resources available to meet our anticipated liquidity needs. We also believe our cash balances and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures and debt service requirements.
The Company maintains a $300 million revolving credit facility (the “Credit Agreement”) which extends to March 25, 2016. Under the Credit Agreement, on April 30, 2013, there were letters of credit of $24.3 million and $84.5 million borrowings outstanding on the Credit Agreement resulting in available capacity of $191.2 million.
The Company’s Credit Agreement contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are a fixed charge coverage ratio and a maximum leverage ratio.

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
Based on recent and forecasted results of operations and projected levels of indebtedness, the Company’s compliance with its financial covenants at April 30, 2013 and over the balance of fiscal 2014 was in question. On June 4, 2013, the Company and its lenders amended the Credit Agreement to suspend the minimum fixed charge coverage ratio and the maximum leverage ratio covenants for the fiscal quarters ending July 31 and October 31, 2013. These covenants will be reinstated at their original levels beginning with the fiscal quarter ending January 31, 2014.
The Credit Agreement was also amended to temporarily add minimum EBITDA and maximum capital expenditure covenants on a quarterly and fiscal year to date basis. The minimum EBITDA covenant applies through October 31, 2013, while the maximum capital expenditure covenant applies through January 31, 2014. The amendment also modified the definition of adjusted EBITDA to exclude up to $3 million per quarter of relocation expenses related to the move of the Company’s headquarters to The Woodlands, Texas. The actual covenant levels as of April 30, 2013, disclosed below are based on the amended definition.

As of April 30, 2013 and 2012, the Company’s actual and required covenant levels were as follows:

	Actual	Required	Actual	Required
	April 30, 2013	April 30, 2013	April 30, 2012	April 30, 2012
Minimum fixed charge coverage ratio	1.99	1.50	2.66	1.50
Maximum leverage ratio	2.61	3.00	1.21	3.00

In connection with the amendment, the Company and its domestic subsidiaries granted liens on substantially all of their assets, subject to certain exceptions, including a pledge of up to 65% of the equity interests in their first-tier foreign subsidiaries, to secure the Company’s obligations under the Credit Agreement. The term of the agreement was not changed.
Prior to the amendment of the Credit Agreement, the Company also maintained a private shelf agreement whereby it could issue up to $150 million of unsecured notes before July 8, 2021. In connection with the Credit Agreement amendment, the shelf agreement was terminated. There were no outstanding notes at the time of the termination.
The Company’s working capital as of April 30, 2013 and January 31, 2013 was $108.4 million and $125.1 million, respectively. The Company’s cash and cash equivalents as of April 30, 2013, were $27.2 million, compared to $27.2 million as of January 31, 2013.
During the first quarter of fiscal year 2014, the Company was notified that one of its banks in Africa had restricted access to all funds over a certain dollar amount and that the bank may be ceasing operations. The Company has $2.9 million in its accounts at the bank in question. The Company has engaged local advisors to assist in recovering its funds. The Company has recently learned that the bank is in the process of becoming functional again. At this time the Company is not able to estimate the amount of funds, if any, which it might lose. The funds have been classified as Restricted Deposits on the balance sheet as of April 30, 2013.

Operating Activities

Cash from operating activities was $10.8 million for the three months ended April 30, 2013 compared to cash used in operating activities of $2.0 million for the same period last year. The improvement was primarily due to working capital fluctuations during the quarter as earnings declined.

Investing Activities

The Company’s capital expenditures were $9.1 million for the three months ended April 30, 2013 compared to $16.4 million for the same period last year. With the recent declines in earnings, the Company has been restricting capital spending to primarily maintenance capital, with little growth capital other than in its start-up Energy Services Division. The Company expects to spend approximately $40 million for the fiscal year. The Company has continued to aggressively eliminate excess equipment amongst certain operations. These disposals, along with certain insurance proceeds, generated $5.2 million during the first quarter.
The Company maintains corporate owned life insurance policies on certain levels of management. During the first quarter, the Company redeemed certain of the policies which were no longer considered necessary. The redemptions resulted in net proceeds of $3.6 million.

Financing Activities

For the three months ended April 30, 2013, the Company had net repayments of borrowings of $10.5 million under its credit facilities as compared to net borrowings of $25.0 million a year ago. The improvement was a result of cash generated from working capital levels and the proceeds of the life insurance contracts noted above.
During the current period, the Company distributed $1.6 million of joint venture funds to its noncontrolling interests as the applicable projects neared completion.
During the three months ended April 30, 2012, the Company spent $2.7 million to acquire the noncontrolling interest in its Mineral Exploration subsidiary in Brazil.

Critical Accounting Policies and Estimates

For more information regarding our critical accounting policies, estimates and judgments, see the discussion under Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for the year ended January 31, 2013. There have been no changes to our critical accounting policies since January 31, 2013.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt, and foreign exchange rates giving rise to translation and transaction gains and losses.

Interest Rate Risk

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 7 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2013 Form 10-K and Note 4 of this Form 10-Q. As of April 30, 2013, an instantaneous change in interest rates of one percentage point would impact the Company’s annual interest expense by approximately $0.9 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2013, Form 10-K and Notes 9 and 10 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of April 30, 2013, the Company did have any outstanding foreign currency option contracts; to manage the exposures associated with fluctuating currency exchange rates. As of April 30, 2013, the Company did not have any outstanding foreign currency option contracts.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. The Company estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $0.2 million for the three months ended April 30, 2013. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended April 30, 2013, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.  Legal Proceedings

As previously reported, in connection with the Company updating its Foreign Corrupt Practices Act ("FCPA") policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by the Company to agents and other third parties interacting with government officials in certain countries in Africa. The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. The internal investigation has found documents and information suggesting that improper payments, which may violate the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of the Company to agents and other third parties interacting with government officials in certain countries in Africa relating to the payment of taxes, the importing of equipment and the employment of expatriates. We have made a voluntary disclosure to the United States Department of Justice ("DOJ") and the Securities and Exchange Commission ("SEC") regarding the results of our investigation and we are cooperating with the DOJ and the SEC in connection with their review of the matter.

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
In February 2012, we commenced discussions with the DOJ and SEC regarding the potential resolution of this matter. In May 2013, the staff of the SEC orally advised the Company that they calculated the estimated benefits to the Company from allegedly improper payments, plus interest thereon, to be approximately $4.8 million. As a result, the Company increased its accrued liability at April 30, 2013 for resolution of the FCPA investigation to $4.8 million from the $3.7 million that had been previously accrued.
The discussions with the government are ongoing, and other than the indication of the estimated disgorgement amount noted above, the Company has not received any proposed settlement offers from the SEC or the DOJ, including any indications of the amount of any possible fines and penalties to be sought by the DOJ. At this time, the Company is not able to reasonably estimate the amount of any fine or penalty that it may have to pay to the DOJ as a part of any possible settlement or whether the SEC or DOJ will accept voluntary settlement terms that would be acceptable to the Company. Furthermore, the Company cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government was to litigate the matter. As such, based on the information available at this time any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government; the amount of the actual liability for any fines, penalties, disgorgement or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date.
The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company's financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company's assumptions related to these proceedings. In accordance with U.S. generally accepted accounting principles, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the Company's strategies change, it is possible that the Company's estimate of its probable liability in these matters may change.

ITEM 1A.  Risk Factors

There have been no significant changes to the risk factors disclosed under Item 1A in our Annual Report on Form 10-K for the year ended January 31, 2013.

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

ITEM 5.  Other Information

NONE

ITEM 6.  Exhibits

a)Exhibits

4.1	Amendment No.1, dated as of September 27, 2012, to Credit Agreement dated as of March 25, 2011 among Layne Christensen Company, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
4.2	Letter Amendment No.1, dated as of September 27, 2012, to Private Shelf Agreement dated as of July 8, 2011 among Layne Christensen Company, Prudential Investment Management, Inc., and each other Prudential Affiliate (as defined therein).
10.1	Form of Performance Shares Agreement between the Company and Management of the Company for use with the 2006 Equity Incentive Plan.
31.1	-	Section 302 Certification of Chief Executive Officer of the Company.
31.2	-	Section 302 Certification of Chief Financial Officer of the Company.
32.1	-	Section 906 Certification of Chief Executive Officer of the Company.
32.2	-	Section 906 Certification of Chief Financial Officer of the Company.
95	-	Mine Safety Disclosures.
**101.INS		XBRL Instance Document
**101.SCH		XBRL Taxonomy Extension Schema Document
**101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
**101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
**101.LAB		XBRL Taxonomy Extension Label Linkbase Document
**101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

* * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: June 10, 2013	/s/ Rene Robichaud
Rene Robichaud, President
and Chief Executive Officer

DATE: June 10, 2013	/s/ James R. Easter
James R. Easter, Sr. Vice President
Finance and Chief Financial Officer