Form 10-Q
period 2013-07-31
LAYNE CHRISTENSEN CO
filed 2013-09-09
CIK 888504

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to  _____

_______________________________

Commission File Number 001-34195

Layne Christensen Company
(Exact name of registrant as specified in its charter)

Delaware	48-0920712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Hughes Landing Blvd Ste 700, The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

(Registrant's telephone number, including area code) (281) 475-2600

1900 Shawnee Mission Parkway, Mission Woods, Kansas 66205
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

There were 19,885,584 shares of common stock, $.01 par value per share, outstanding on September 3, 2013.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
(in thousands)	2013	2013
ASSETS	(unaudited)	(unaudited)

Current assets:
Cash and cash equivalents	$23,263	$27,242
Customer receivables, less allowance of $7,660 and $7,827, respectively	128,639	145,890
Costs and estimated earnings in excess of billings on uncompleted contracts	98,624	101,960
Inventories	45,933	49,913
Deferred income taxes	4,884	25,200
Income taxes receivable	4,276	6,809
Restricted deposits-current	2,881	-
Receivable on sale of discontinued operations	10,564	-
Other	29,981	24,809
Total current assets	349,045	381,823

Property and equipment:
Land	16,577	17,505
Buildings	39,508	40,621
Machinery and equipment	518,109	534,849
	574,194	592,975
Less - Accumulated depreciation	(331,074)	(326,435)
Net property and equipment	243,120	266,540

Other assets:
Investment in affiliates	72,326	78,290
Goodwill	8,915	23,561
Other intangible assets, net	5,946	8,840
Restricted deposits-long term	-	2,861
Deferred income taxes	1,100	24,530
Other	20,556	25,781
Total other assets	108,843	163,863

Total assets	$701,008	$812,226

See Notes to Condensed Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

	July 31,	January 31,
(in thousands, except per share data)	2013	2013
LIABILITIES AND EQUITY	(unaudited)	(unaudited)

Current liabilities:
Accounts payable	$76,092	$86,329
Current maturities of long term debt	15,436	12,789
Accrued compensation	41,498	53,651
Accrued insurance expense	13,306	13,645
Other accrued expenses	38,228	47,398
Acquisition escrow obligation-current	2,858	-
Income taxes payable	8,629	8,063
Billings in excess of costs and estimated earnings on uncompleted contracts	29,452	34,869
Total current liabilities	225,499	256,744

Noncurrent and deferred liabilities:
Long-term debt	101,466	96,539
Accrued insurance expense	14,950	14,442
Deferred income taxes	10,411	1,553
Acquisition escrow obligation-long term	-	2,861
Other	30,556	25,016
Total noncurrent and deferred liabilities	157,383	140,411

Contingencies (Note 12)

Equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,984 and 19,818
shares issued and outstanding, respectively	199	198
Capital in excess of par value	355,034	352,048
(Accumulated deficit) retained earnings	(31,615)	66,983
Accumulated other comprehensive loss	(6,580)	(6,492)
Total Layne Christensen Company equity	317,038	412,737
Noncontrolling interests	1,088	2,334
Total equity	318,126	415,071

Total liabilities and equity	$701,008	$812,226

See Notes to Condensed Consolidated Financial Statements.

- Concluded -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2013	2012	2013	2012
Revenues	$232,015	$287,972	$458,461	$559,737
Cost of revenues (exclusive of depreciation
and amortization, shown below)	(192,124)	(230,071)	(381,679)	(448,956)
Selling, general and administrative expenses	(36,921)	(41,125)	(78,865)	(80,539)
Depreciation and amortization	(15,211)	(15,928)	(30,474)	(29,731)
Impairment charges	(14,646)	-	(14,646)	-
Loss on remeasurement of equity investment	-	(7,705)	-	(7,705)
Equity in (losses) earnings of affiliates	(1,307)	6,360	(1,788)	14,122
Interest expense	(1,572)	(842)	(2,870)	(1,416)
Other income, net	90	1,874	3,841	2,984
(Loss) income from continuing operations before income taxes	(29,676)	535	(48,020)	8,496
Income tax expense	(50,248)	(3,504)	(56,031)	(6,829)
Net (loss) income from continuing operations	(79,924)	(2,969)	(104,051)	1,667
Net income (loss) from discontinued operations	5,381	(20,897)	5,798	(21,542)
Net loss	(74,543)	(23,866)	(98,253)	(19,875)
Net income attributable to noncontrolling interests	(277)	(159)	(345)	(400)
Net loss attributable to Layne Christensen Company	$(74,820)	$(24,025)	$(98,598)	$(20,275)

Earnings per share information attributable to
Layne Christensen shareholders:
Basic (loss) income per share - continuing operations	(4.09)	(0.16)	(5.33)	0.07
Basic income (loss) per share - discontinued operations	0.28	(1.07)	0.30	(1.11)
Basic loss per share	$(3.81)	$(1.23)	$(5.03)	$(1.04)

Diluted (loss) income per share - continuing operations	(4.09)	(0.16)	(5.33)	0.06
Diluted income (loss) per share - discontinued operations	0.28	(1.07)	0.30	(1.08)
Diluted loss per share	$(3.81)	$(1.23)	$(5.03)	$(1.02)

Weighted average shares outstanding - basic	19,573	19,473	19,602	19,473
Dilutive stock options and nonvested shares	-	-	-	313
Weighted average shares outstanding - dilutive	19,573	19,473	19,602	19,786

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands)	2013	2012	2013	2012
Net loss	$(74,543)	$(23,866)	$(98,253)	$(19,875)
Other comprehensive loss:
Foreign currency translation adjustments
(net of tax (expense) benefit of ($4,064), $184,
($3,778) and $263, respectively)	(348)	(904)	(88)	(509)
Other comprehensive loss	(348)	(904)	(88)	(509)
Comprehensive loss	(74,891)	(24,770)	(98,341)	(20,384)
Comprehensive income attributable to noncontrolling
interests	(277)	(159)	(345)	(400)
Comprehensive loss attributable to Layne
Christensen Company	$(75,168)	$(24,929)	$(98,686)	$(20,784)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

				Retained	Accumulated
			Capital In	Earnings	Other	Total Layne
	Common Stock		Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except per share data)	Shares	Amount	Par Value	Deficit)	Income (Loss)	Equity	Interest	Total
Balance February 1, 2012	19,699,272	$197	$351,057	$103,634	$(6,223)	$448,665	$3,216	$451,881
Net income (loss)	-	-	-	(20,275)	-	(20,275)	400	(19,875)
Other comprehensive loss	-	-	-	-	(509)	(509)	-	(509)
Issuance of nonvested shares	110,958	1	(1)	-	-	-	-	-
Income tax deficiency on forfeiture of options	-	-	(202)	-	-	(202)	-	(202)
Acquisition of noncontrolling interest	-	-	(2,656)	-	-	(2,656)	(87)	(2,743)
Distribution to noncontrolling interest	-	-	-	-	-	-	(998)	(998)
Share-based compensation	-	-	2,277	-	-	2,277	-	2,277
Balance July 31, 2012	19,810,230	$198	$350,475	$83,359	$(6,732)	$427,300	$2,531	$429,831

Balance February 1, 2013	19,818,376	$198	$352,048	$66,983	$(6,492)	$412,737	$2,334	$415,071
Net income (loss)	-	-	-	(98,598)	-	(98,598)	345	(98,253)
Other comprehensive loss	-	-	-	-	(88)	(88)	-	(88)
Issuance of nonvested shares	103,137	1	(1)	-	-	-	-	-
Treasury stock purchased and subsequently
cancelled	(2,051)	-	(41)	-	-	(41)	-	(41)
Income tax deficiency on forfeiture of options	-	-	(92)	-	-	(92)	-	(92)
Issuance of stock upon exercise of options	72,611	-	1,122	-	-	1,122	-	1,122
Cancellation of stock options issued	(8,099)	-	-	-	-	-	-	-
Distribution to noncontrolling interest	-	-	-	-	-	-	(1,591)	(1,591)
Share-based compensation	-	-	1,998	-	-	1,998	-	1,998
Balance July 31, 2013	19,983,974	$199	$355,034	$(31,615)	$(6,580)	$317,038	$1,088	$318,126

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months
	Ended July 31,
	(unaudited)
(in thousands)	2013	2012
Cash flow from operating activities:
Net loss	$(98,253)	$(19,875)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	30,585	33,540
Loss on change in discontinued operations	-	32,589
Loss on remeasurement of equity investment	-	7,705
Deferred income taxes	47,973	(14,749)
Share-based compensation	1,998	2,277
Equity in (losses) earnings of affiliates	1,788	(14,122)
Impairment charges	14,646	-
Dividends received from affiliates	4,180	3,358
Gain on sale of discontinued operations	(8,333)	-
Gain from disposal of property and equipment	(4,246)	(1,292)
Changes in current assets and liabilities, net of effects of acquisitions and dispositions:
Customer receivables	15,400	54
Costs and estimated earnings in excess of billings
on uncompleted contracts	3,599	1,873
Inventories	2,854	(8,038)
Other current assets	(5,491)	(865)
Accounts payable and accrued expenses	(7,520)	(22,111)
Billings in excess of costs and estimated earnings
on uncompleted contracts	(5,541)	(4,472)
Other, net	1,368	1,768
Cash used in operating activities	(4,993)	(2,360)
Cash flow from investing activities:
Additions to property and equipment	(17,369)	(40,130)
Additions to gas transportation facilities and equipment	-	(58)
Additions to oil and gas properties	-	(1,511)
Additions to mineral interests in oil and gas properties	-	(102)
Acquisition of businesses, net of cash acquired	-	(15,224)
Proceeds from disposal of property and equipment	7,237	2,357
Proceeds from Redemption of Insurance Contracts	3,565	-
Release of cash from restricted accounts	-	140
Distribution of restricted cash for prior year acquisitions	-	(140)
Cash used in investing activities	(6,567)	(54,668)
Cash flow from financing activities:
Borrowing under revolving loan facilities	28,342	59,500
Repayments under revolving loan facilities	(20,833)	(5,000)
Net decrease in notes payable	1,322	(3,101)
Principal payments under capital lease obligation	(318)	(63)
Issuance of common stock upon exercise of stock options	1,122	-
Purchases and retirement of treasury stock	(41)	-
Acquisition of noncontrolling interest	-	(2,743)
Distribution to noncontrolling interests	(1,591)	(998)
Cash provided by financing activities	8,003	47,595
Effects of exchange rate changes on cash	(422)	3,838
Net decrease in cash and cash equivalents	(3,979)	(5,595)
Cash and cash equivalents at beginning of period	27,242	41,916
Cash and cash equivalents at end of period	$23,263	$36,321

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  Accounting Policies and Basis of Presentation

Principles of Consolidation - The consolidated financial statements include the accounts of Layne Christensen Company and its majority-owned subsidiaries (together, the "Company"). Intercompany transactions have been eliminated. Financial information for the Company’s affiliates and certain foreign subsidiaries is reported in the Company’s Condensed Consolidated Financial Statements with a one-month lag in reporting periods and use a December 31 year-end, primarily to match the local countries’ statutory reporting requirements. The effect of this one-month lag on the Company’s financial position and results of operations is not significant. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2013, as filed in its Annual Report on Form 10-K.
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

Presentation - As discussed further in Note 11, the Company reclassified certain businesses as discontinued operations in both the current and prior periods presented. Amounts presented on the prior year comparable balance sheet have not been reclassified.

Revenue Recognition - Revenues are recognized on large, long-term construction contracts meeting the criteria of Accounting Standards Codification (“ASC”) Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined. Because the Company has many contracts in process at any given time, these changes in estimates can offset each other minimizing the impact on overall profitability. However, large changes in cost estimates on larger, more complex construction projects can have a material impact on the Company’s financial statements.
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
Revenues for direct sales of equipment and other ancillary products not provided in conjunction with the performance of construction contracts are recognized at the date of delivery to, and acceptance by, the customer. Provisions for estimated warranty obligations are made in the period in which the sales occur. Historically these amounts have not been material.
The Company’s revenues are presented net of taxes imposed on revenue-producing transactions with its customers, such as, but not limited to, sales, use, value-added and some excise taxes.

Inventories – The Company values inventories at the lower of cost, determined using first-in, first-out (“FIFO”) basis, or market.  Adjustments of value are recorded for inventory considered to be excess or obsolete. Inventories consist primarily of finished goods, parts and supplies. Raw materials of $1.8 million were included in inventories in the condensed consolidated balance sheets as of July 31, 2013 and January 31, 2013, respectively.

Goodwill – Goodwill is not amortized. In accordance with ASC Topic 350-20, “Goodwill”, we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Goodwill impairment evaluations are by nature, highly subjective. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of the reporting units with its carrying amount (including goodwill). If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s goodwill carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Fair value is estimated using discounted cash flows of the reporting unit and other market-related valuation models, including earnings multiples and comparable asset market values which would be a level 3 valuation. In making an assessment of fair value, we rely on current and past experience concerning our industry cycles, which historically have proven to be extremely volatile. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.

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

    Based on declines in actual and forecasted results during the quarter ended July 31, 2013 in our Mineral Exploration and Geoconstruction divisions, we have reviewed the recoverability of the asset values of our equipment. No impairments were indicated by such analyses.

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

Restricted Deposits - Restricted deposits consist of escrow funds associated primarily with acquisitions.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at July 31, 2013 and January 31, 2013, because of the relatively short maturity of those instruments. See Note 4 for disclosure regarding the fair value of indebtedness of the Company and Note 7 for other fair value disclosures.

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

Derivatives - The Company periodically enters into hedge contracts, which are recorded at fair value, related to certain forecasted foreign currency costs which are accounted for as cash flow hedges, such that changes in fair value for the effective portion of hedge contracts are recorded in accumulated other comprehensive income (loss) in equity, until the hedged item is recognized in operations. The ineffective portion of the derivatives’ change in fair value, if any, is immediately recognized in operations. The Company does not enter into derivative financial instruments for speculative or trading purposes.

Share-based Compensation - The Company recognizes all share-based instruments in the financial statements and utilizes a fair-value measurement of the associated costs. As of July 31, 2013, the Company had unrecognized compensation expense of $5.7 million to be recognized over a weighted average period of 2.3 years. The Company determines the fair value of share-based compensation granted in the form of stock options using a lattice valuation model.  In addition, the Company granted certain market based awards during the first and second quarter which were valued using the Monte Carlo valuation model.
Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

Income Taxes - Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. However, income tax expense relating to adjustments to the Company’s liabilities for uncertainty in income tax positions for prior reporting periods are accounted for discretely in the interim period in which it occurs. Income tax expense relating to adjustments for current year uncertain tax positions are accounted for as a component of the adjusted annualized effective tax rate.
In assessing the need for a valuation allowance, the Company considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.  In preparing future taxable income projections, the Company considers the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, future taxable income, taxable income available in prior carry back years and the availability of tax-planning strategies when determining the realizability of recorded deferred tax assets. See Note 6 for additional disclosures related to the realization of deferred tax assets.
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

Earnings Per Share - Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. Options to purchase 1.4 million shares have been excluded from weighted average shares in the three and six months ended July 31, 2013, respectively, as their effect was antidilutive. A total of 0.4 million nonvested shares have been excluded from weighted average shares in the three and six months ended July 31, 2013, respectively, as their effect was antidilutive. Options to purchase 1.4 million and 1.1 million shares have been excluded from weighted average shares in the three and six months ended July 31, 2012, respectively, as their effect was antidilutive. A total of 0.7 million and 0.3 million nonvested shares have been excluded from weighted average shares in the three and six months ended July 31, 2012, as their effect was antidilutive.

Supplemental Cash Flow Information - The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Six Months
	Ended July 31,
(in thousands)	2013	2012
Income taxes	$5,212	$8,599
Interest	1,686	1,259
Noncash investing and financing activities:
Preferred units received in SolmeteX, LLC	432	-
Receivable on sale of discontinued operations	10,564	-
Accrued capital additions	486	70
Accrued purchase price adjustment	-	2,323

New Accounting Pronouncements – In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which is effective for fiscal years beginning on or after December 15, 2013. This provides explicit guidance on the presentation of unrecognized tax benefits when NOL carryforwards, tax credit carryforwards, or tax losses occur. The Company elected to adopt this pronouncement effective for the quarter ending July 31, 2013.  Adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-10, “Derivatives and Hedging”. This provides for the Fed Funds Effective Swap Rate (OIS) to be used as a benchmark interest rate for hedge accounting purposes under Topic 815. The Company does not expect adoption of this pronouncement to have an impact on the condensed consolidated financial statements.
In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities”, is effective for fiscal years beginning on or after January 1, 2013. This limits the scope of offsetting disclosures to recognized derivative instruments accounted for in accordance with ASC 815. Adoption of this pronouncement did not have an impact on the condensed consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which is effective for fiscal years (and interim periods within those years) beginning after December 15, 2012. This requires the Company to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) either on the face of the income statement, as well as additional disclosures on changes in AOCI by component or as a separate disclosure in the notes to the financial statements. Adoption of this pronouncement did not have a material impact on the Company’s condensed consolidated financial statements.
In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 250-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely than-not threshold is defined as having a likelihood of more than 50 percent. If the Company determines that it is not more likely than not that the asset is impaired, the Company will have an option not to calculate annually the fair value of an indefinite-lived intangible asset. The adoption of this pronouncement did not have a significant impact on the Company’s condensed consolidated financial statements.

2.  Acquisitions

Fiscal Year 2013

On May 30, 2012, the Company acquired the remaining 50% of Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). We expect Diberil to expand our geoconstruction capabilities into the Brazil market as well as serve as a platform for further expansion into South America. The aggregate purchase price for the remaining 50% of Diberil of $16.2 million was comprised of cash ($2.4 million of which was placed in escrow to secure certain representations, warranties and indemnifications). The Company acquired the initial 50% interest in Diberil on July 15, 2010. In accordance with accounting guidance in moving Diberil to a fully consolidated basis, the Company remeasured the previously held equity investment to fair value and recognized a loss of $7.7 million during the second quarter. The fair value of the 50% noncontrolling interest was estimated to be $15.8 million at the time of the adjustment. The fair value assessment was determined based on the value of the fiscal 2013 transaction, discounted to reflect that the initial interest was noncontrolling, and that there was no ready public market for our interest. The discounts for lack of control and marketability were 5% and 10%, respectively, determined based on control premiums seen on transactions in the construction contractor and engineering services market and an estimate of the value of a put option on restricted stock using the Black-Scholes valuation method.
Acquisition related costs of $0.2 million were recorded as an expense in the periods in which the costs were incurred. The purchase price allocation was based on an assessment of the fair value of the assets acquired and liabilities assumed using the Company’s internal operational assessments and other analyses, which are Level 3 measurements.

Based on the Company’s allocation of the purchase price, the acquisition had the following effect on the Company’s consolidated financial position as of the closing date:

(in thousands)	Diberil
Working capital	$3,592
Property and equipment	33,500
Goodwill	4,025
Other intangible assets	1,000
Other assets	9,131
Other noncurrent liabilities	(16,981)
Total purchase price	$34,267

The $4.0 million of goodwill was assigned to the Geoconstruction Division. The purchase price in excess of the value of Diberil’s net assets reflects the strategic value the Company placed on the business. At the time of acquisition, the Company believed it would benefit from synergies as these acquired operations were integrated with the Company’s existing operations. The Company had hoped the presence in Brazil would assist in obtaining contracts in that country as well as in South America. Recent financial results as well as forecasts prepared by the Geoconstruction Division reflect  a sluggish economy in Brazil with the government of Brazil spending significantly less on infrastructure to date during calendar year 2013, compared to calendar year 2012. These factors resulted in an interim impairment assessment of goodwill. See Note 3 for additional information.
The Diberil purchase agreement provided for a purchase price adjustment based on the levels of working capital and debt at closing. The adjustment resulted in an additional purchase price of $2.3 million, which was paid during the quarter ended October 31, 2012.
The total purchase price above consists of the $16.2 million cash purchase price, the $2.3 million purchase price adjustment, and the $15.8 million adjusted basis of our existing investment in Diberil.
The results of operations of Diberil have been included in the Company’s consolidated statements of operations commencing on the closing date.
Assuming the remaining 50% of Diberil had been acquired at February 1, 2012, the unaudited pro forma consolidated revenues, net income (loss), and net income (loss) per share of the Company would be as follows:

	Three Months	Six Months
	Ended July 31,	Ended July 31,
(in thousands, except per share data)	2012	2012
Revenues	$301,606	$589,941

Net loss	(22,271)	(16,846)

Basic loss per share	$(1.14)	$(0.85)
Diluted loss per share	$(1.14)	$(0.85)

     On March 5, 2012, the Company acquired the remaining shares in Layne do Brazil, which were previously held by noncontrolling interests. The shares were acquired for cash payments totaling $2.7 million. In conjunction with the acquisition, the Company eliminated noncontrolling interests of $0.1 million and recorded an adjustment to equity of $2.6 million in accordance with ASC Topic 810, “Consolidation”.

3.  Goodwill and Other Intangible Assets

The Company performs its annual assessment of the fair value of goodwill and intangible assets at least annually (the Company has chosen December 31 as its assessment date) or when events or changes in circumstances indicate an impairment may exist. During the second quarter of fiscal 2014, based on the continued decline in revenues and forecasted results experienced by many of our divisions, the Company reassessed its estimates of the fair value of its reporting units. These circumstances indicated a potential impairment of goodwill in our Geoconstruction Division and, as such, we began to assess the fair value of our goodwill to determine if the carrying value exceeded its fair value.
We consider both a market approach and an income approach in estimating the fair value of each reporting unit in our analysis. The market approach may include use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or similar lines of business as the respective reporting unit. The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit. The income approach uses projections of each reporting unit’s estimated cash flows discounted using a weighted average cost of capital that reflects current market conditions. We also compare the aggregate fair value of our reporting units to our market capitalization with consideration of a control premium.

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

  As a result of our analysis, it was determined that the carrying value of the goodwill in the amount of $14.6 million exceeded its fair value and we recorded an impairment charge equal to that amount. This amount represents our best estimate of impairment pending finalization of the fair value calculations, which is expected to occur in the third quarter of fiscal year 2014. The impairment charge is a result of projected continued weakness in demand for construction projects that was greater and more persistent than originally anticipated and continuing projected weakness in the economy adversely affecting spending by government agencies.

The carrying amount of goodwill attributed to each operating segment was as follows:

(in thousands)	Water Resources	Inliner	Heavy Civil	Geoconstruction	Mineral Exploration	Energy Services	Other	Total
Balance February 1, 2013	$-	$8,915	$-	$14,646	$-	$-	$-	$23,561
Additions	-	-	-	-	-	-	-	-
Impairment of goodwill	-	-	-	(14,646)	-	-	-	(14,646)
Balance July 31, 2013	$-	$8,915	$-	$-	$-	$-	$-	$8,915

Other intangible assets consist of the following:

	July 31, 2013			January 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$6,288	$(3,016)	14	$8,008	$(3,798)	14
Customer/contract-related	3,340	(3,340)	-	3,340	(3,215)	1
Patents	1,589	(1,165)	15	3,012	(1,634)	15
Software and licenses	2,747	(1,336)	3	2,747	(919)	3
Non-competition agreements	680	(312)	6	680	(255)	6
Other	1,067	(596)	22	1,600	(726)	21
Total intangible assets	$15,711	$(9,765)		$19,387	$(10,547)

As a result of the economic factors discussed above, certain intangible assets were also evaluated for impairment. Based upon current undiscounted cash flows, all such intangible assets were deemed recoverable.
    Total amortization expense for other intangible assets was $0.4 million and $1.9 million for the three months ended July 31, 2013 and 2012, respectively and $0.9 million and $2.6 million for the six months ended July 31, 2013 and 2012, respectively.

As of January 31, 2014, amortization will be expensed by fiscal year as follows:

(in thousands)
2014	$1,680
2015	1,380
2016	1,114
2017	713
2018	623
Thereafter	1,336
Total	$6,846

4.      Indebtedness

Debt outstanding as of July 31, 2013, and January 31, 2013, whose carrying value approximates fair value, was as follows:

	July 31,	January 31,
	2013	2013
	$100,500	$95,000
Capital lease obligations	2,245	3,645
Less amounts representing interest	(1,183)	(993)
Short-term notes payable	15,340	11,676
	116,902	109,328
Less notes payable and current maturities of long-term debt	(15,436)	(12,789)
	$101,466	$96,539

The Company maintains a revolving credit facility (the “Credit Agreement”) which extends to March 25, 2016, which was amended on September 5, 2013 to reduce the amount of credit available from $300 million to $200 million. During fiscal 2012, the Company funded $1.7 million of debt issuance costs through borrowings under its Credit Agreement. These costs are being amortized over the life of the agreement.
The Credit Agreement provides for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.25% to 2.5%, or a base rate as defined in the Credit Agreement, plus up to 1.25%, each depending on the Company’s leverage ratio. On July 31, 2013, there were letters of credit of $29.8 million and borrowings of $100.5 million outstanding on the Credit Agreement resulting in available capacity of $169.7 million.  Based on the terms of the September 2013 amendment to the Credit Agreement, our available capacity was $69.7 million at September 5, 2013.
The Company’s Credit Agreement contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are a fixed charge coverage ratio and a maximum leverage ratio. The financial covenants are based on defined terms included in the agreement, such as adjusted EBITDA and adjusted EBITDAR. Compliance with the financial covenants is required on a quarterly basis, using the most recent four fiscal quarters.  Adjusted EBITDA is generally defined as consolidated net income excluding net interest expense, provision for income taxes, gains or losses from extraordinary items, gains or losses from the sale of capital assets, non-cash items including depreciation and amortization, and share-based compensation. Equity in earnings of affiliates is included only to the extent of dividends or distributions received. Adjusted EBITDAR is defined as adjusted EBITDA, plus rent expense. All of these measures are considered non-GAAP financial measures and are not intended to be in accordance with accounting principles generally accepted in the United States.
On June 4, 2013, the Company and its lenders amended the Credit Agreement to suspend the minimum fixed charge coverage ratio and the maximum leverage ratio covenants for the fiscal quarters ending July 31 and October 31, 2013. It also temporarily added a minimum EBITDA and maximum capital expenditure covenant on a quarterly and fiscal year to date basis. The amendment also modified the definition of Adjusted EBITDA to exclude up to $3.0 million per quarter of relocation expense related to the move of the Company’s headquarters to The Woodlands, Texas.
In connection with the June 2013 amendment, the Company and its domestic subsidiaries granted liens on substantially all of their assets, subject to certain exceptions, including a pledge of up to 65% of the equity interests in their first-tier foreign subsidiaries, to secure the Company’s obligations under the Credit Agreement. The term of the agreement was not changed.
Prior to the June 2013 amendment of the Credit Agreement, the Company also maintained a private shelf agreement whereby it could issue up to $150.0 million of unsecured notes before July 8, 2021. In connection with the June 2013 amendment of the Credit Agreement, the shelf agreement was terminated. There were no outstanding notes at the time of the termination.
Due to the continued deterioration in operating results for the quarter ended July 31, 2013, the Company and its lenders amended the Credit Agreement again on September 5, 2013. The September 2013 amendment to the Credit Agreement provides for a waiver of the financial covenants for the quarter ended July 31, 2013.  Both the June 2013 and the September 2013 amendments were needed as the Company believed it unlikely that it would be in compliance with its covenants for the quarters ended April 30, 2013 and July 31, 2013.  Effective with the September amendment, the Credit Agreement provides for interest at variable rates equal to, at the Company's option, a LIBOR rate plus 1.5% to 3.0%, a base rate as defined in the Credit Agreement, plus up to 2.0%, each depending on the Company's leverage ratio. The Company incurred $1.1 million in fees in connection with the June 2013 and September 2013 amendments.

The following table represents our quarterly covenants per the September 2013 amendment to the Credit Agreement:

	Quarter Ended
(in thousands, except for ratios)	October 31, 2013	January 31, 2014		April 30, 2014		July 31, 2014		Thereafter

Minimum Quarterly EBITDA	$7,500	-		-		-		-
Minimum Ratio of EBITDA to Fixed Charges	-	1.5	X	1.5	X	1.5	X	1.5	X
Maximum Funded Debt to EBITDA	-	4.0	X	3.5	X	3.0	X	3.0	X
Maximum Capital Expenditures	$12,000	$24,000		$39,000		$57,000		No restriction

Maximum capital expenditures presented above include a rollover feature that allows for any unused portion of the previous quarter’s capital expenditures to be carried forward and utilized in the future.

5.  Other Income, Net

Other income, net consisted of the following for the three and six months ended July 31, 2013 and 2012:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Gain from disposal of property and equipment	$873	$863	$4,246	$1,210
Interest income	15	73	43	123
Currency exchange (loss) gain	(588)	374	(666)	960
Other	(210)	564	218	691
Total	$90	$1,874	$3,841	$2,984

During July 2013, the Company determined its investment in a joint venture was no longer viable. The related investment of $0.6 was determined to be unrecoverable and was written off as an other expense. In April 2013, the Company received insurance proceeds totaling $0.5 million as payment for equipment lost in a fire. These proceeds are included in gains from disposal of property and equipment.

6.  Income Taxes

Income tax expense for continuing operations of $50.2 million and $56.0 million were recorded in the three and six months ended July 31, 2013, respectively, compared to $3.5 million and $6.8 million tax expense for the same periods last year. The Company recorded a discrete period non-cash valuation allowance of approximately $42.6 million and $50.6 million during the three and six months ended July 31, 2013. The effective tax rates for continuing operations for the three and six months ended July 31, 2013 were (169.3)% and (116.7)%, respectively, compared to 655.0% and 80.4% for the same periods last year. The difference between the current year effective rates and the statutory effective rate resulted from valuation allowances recorded on prior year deferred tax assets during each period, an impairment to goodwill during the second quarter on which no tax benefit was recorded, an increase in the valuation allowance recorded against deferred tax assets generated in the current year in the U.S. and certain foreign jurisdictions, and tax accruals recorded on certain foreign tax contingencies. The difference between the actual effective tax rates and the statutory tax rate in the prior year periods resulted from the loss on the equity investment on which no tax benefit was recorded.
      During the three month period ended April 30, 2013, the Company recorded a valuation allowance of $8.0 million on its U.S. foreign tax credit carry forwards.  Based on an evaluation of positive and negative evidence at April 30, 2013, the remaining deferred tax assets were considered realizable. During the three month period ended July 31, 2013, the Company’s actual operating results were significantly less than the earlier quarter’s forecast particularly in the Geoconstruction and Mineral Exploration divisions, and forecasts for the remainder of the year further deteriorated in both divisions to the extent that now the Company expects to be in a cumulative loss position in the U.S. tax jurisdiction for the 36 month period ending January 31, 2014. Based on this assessment, the Company changed its expectation on its ability to realize its U.S. deferred tax assets in future periods. The Company recorded a valuation allowance of $42.6 million in the U.S. tax jurisdiction during the three months ended July 31, 2013, resulting in a remaining U.S. deferred tax asset of $0.0 million. The Company does maintain $1.3 million of deferred tax assets in various foreign jurisdictions at July 31, 2013 where management believes that realization is more likely than not.  Management will continue to evaluate all of the evidence in future quarters and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or utilizing other deferred tax assets in the future.
     The Company recorded $4.2 million of tax expense on unrecognized tax benefits for certain foreign tax contingencies during the six months ended July 31, 2013, as compared to $2.4 million for the same period last year. As of July 31 and January 31, 2013, the total number of unrecognized tax benefits recorded was $16.1 million and $13.4 million respectively, of which substantially all would affect the effective tax rate if recognized. The Company does not expect the unrecognized tax benefits to change materially within the next 12 months. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of July 31 and January 31, 2013, the total amount of liability for income tax-related interest and penalties was $9.8 million and $8.8 million, respectively.

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

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value are presented below as of July 31, 2013 and January 31, 2013:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
July 31, 2013
Financial Assets:
Restricted deposits held at fair value	$2,881	$2,881	$-	$-
Preferred units of SolmeteX, LLC	$432	$-	$-	$432

January 31, 2013
Financial Assets:
Restricted deposits held at fair value	$2,861	$2,861	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$-	$-	$-	$-

(1)
The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach. The contingent earnout is associated with an acquisition that took place in fiscal 2011.  Key assumptions include a discount rate of 41.2% and annual revenues of acquired businesses ranging from $1.5 million to $6.1 million over the life of the earnout.  As of July 31, 2012, the contingent earnout was reassessed and, based on our estimates of the likelihood of future revenues subject to the earnout provisions, assigned no value.  Our conclusions have not changed since that time.

8.  Stock and Stock Option Plans

The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of July 31, 2013, there were 246,049 shares which remain available to be granted under the plans as stock options. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. The Company granted 21,372 restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the six months ended July 31, 2013. The Company also granted 77,021 performance vesting shares under the Layne Christensen Company 2006 Equity Incentive Plan during the six months ended July 31, 2013. The grants consist of both service based awards and market based awards.
The Company recognized compensation cost for these share-based plans of $0.8 million for the three months ended July 31, 2013 and 2012, respectively, and $2.0 million and $2.3 million during the six months ended July 31, 2013 and 2012, respectively. Of these amounts, $0.5 million for the three months ended July 31, 2013 and 2012, respectively, and $0.8 million and $1.0 million for the six months ended July 31, 2013 and 2012, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $0.3 million for the three months ended July 31, 2013 and 2012, respectively, and $0.8 million and $0.9 million for the six months ended July 31, 2013 and 2012, respectively.

A summary of nonvested share activity for the six months ended July 31, 2013, is as follows:
	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2013	275,666	$27.41	$5,905
Granted - Directors	4,744	21.08
Granted - Restricted stock units	21,372	21.03
Granted - Performance vesting shares	77,021	21.08
Vested	(7,500)	29.31
Canceled	(8,099)	20.89
Nonvested stock at July 31, 2013	363,204	24.56	$7,039

Significant option groups outstanding at July 31, 2013, related exercise price and remaining contractual term were as follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Months)
6/04	20,000	20,000	$16.60	11
6/04	38,076	38,076	16.65	11
6/05	10,000	10,000	17.54	23
9/05	94,707	94,707	23.05	26
1/06	173,981	173,981	27.87	30
6/06	80,000	80,000	29.29	35
6/07	65,625	65,625	42.26	47
7/07	25,500	25,500	42.76	48
2/08	72,439	72,439	35.71	54
1/09	6,000	6,000	24.01	65
2/09	105,141	105,138	15.78	66
2/09	4,580	4,580	15.78	66
6/09	92,551	92,551	21.99	70
6/09	2,472	2,472	21.99	70
2/10	76,590	76,590	27.79	78
2/10	2,721	2,721	25.44	78
2/11	93,193	62,118	33.10	90
3/11	1,312	874	34.50	92
6/11	2,096	1,397	28.71	94
7/11	17,893	11,927	29.31	96
2/12	174,649	64,963	24.32	102
4/12	27,135	9,030	21.77	104
7/12	16,477	5,436	20.89	107
8/12	9,554	-	20.56	108
4/13	194,576	23,256	21.08	116
5/13	14,952	-	20.40	117
	1,422,220	1,049,381

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $9.65 and $10.98 for the six months ended July 31, 2013 and 2012, respectively. The fair value was based on an expected life of approximately seven years, no dividend yield, an average risk-free rate of 1.6% and 1.3%, respectively, and assumed volatility of all options outstanding are expected to be between 49.8% and 50.6%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years.

Transactions for stock options for the six months ended July 31, 2013, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2013	1,285,303	$25.97	5.5	$1,784
Granted	209,528	21.03		-
Exercised	(72,611)	15.96		-
Outstanding at July 31, 2013	1,422,220	25.76	5.8	573

Exercisable at February 1, 2013	965,750	25.95	4.5	1,710
Exercisable at July 31, 2013	1,049,381	26.67	4.6	573

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on the Company’s investment and results of operations are not significant. Summarized financial information of the affiliates, including Diberil and its subsidiaries up to the date of acquisition of the remaining 50% equity interest, was as follows:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Income statement data:
Revenues	$65,467	$146,748	$133,947	$259,898
Gross profit	6,897	30,977	16,303	65,373
Operating income	349	18,706	635	40,237
Net (loss) income	(2,539)	14,013	(3,172)	30,814

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
Effective with the start of fiscal 2014, operating responsibility for certain of our operations has changed. Our Specialty Drilling group and operations in Ethiopia have been shifted from the Water Resources Division to the Mineral Exploration Division. We believe the shift more closely aligns our international operating expertise in the markets in which those groups operate. We have also shifted certain of our purchasing groups out of the Water Resources Division as they are now focusing on worldwide purchasing for all divisions. These purchasing groups, which also have some third party sales, are now grouped in our Other section. Information for prior periods has been reclassified to conform to our new presentation. We have also separated the Energy Services division from Other and are presenting it as a separate segment due to the expected growth within the Energy Services division. The Company’s segments are defined as follows:

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

Heavy Civil Division

The Heavy Civil division delivers sustainable solutions to government agencies and industrial clients by overseeing the design and construction of water and wastewater treatment plants and pipeline installation. In addition, Heavy Civil builds radial collector wells (Ranney Method), surface water intakes, pumping stations, hard rock tunnels and marine construction services-all in support of the world’s water infrastructure. Beyond water solutions, our Heavy Civil Division also designs and constructs biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource. The Heavy Civil Division provides services in most regions of the U.S.

Geoconstruction Division

Our Geoconstruction division provides specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets around the globe. We have the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, we offer extensive experience in successful completion of complex and schedule-driven major underground construction projects. We provide services that are focused primarily on the foundation systems for dams/ levees, tunnels, shafts, utility systems, subways or transportation systems, commercial building and port facilities. Our service offerings include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems. The Geoconstruction Division provides services in most regions of the U.S., as well as Brazil and Uruguay.

Mineral Exploration Division

The Mineral Exploration division conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory (‘greenfield’) and definitional (‘brownfield’) drilling. Global mining companies hire us to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. We help them determine if a minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Our primary markets are in the western U.S., Mexico, Australia, Brazil and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our primary presence in this market.

Energy Services Division

The Energy Services division focuses on bringing responsible water management solutions to the exploration and production (E & P) industry’s growing water related challenges. In fiscal year 2014, we began to offer total water management solutions to our E&P clients that encompass water sourcing, transfer, treatment and recycling. The Energy Services division will provide services in most regions of the U.S.

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

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenues
Water Resources	$44,657	$54,800	$89,069	$110,994
Inliner	37,885	35,199	68,165	69,567
Heavy Civil	75,771	76,380	149,611	149,251
Geoconstruction	21,292	35,187	42,879	59,392
Mineral Exploration	50,150	84,490	104,553	166,112
Energy Services	1,748	1,734	3,541	3,179
Other	4,826	2,817	9,760	4,548
Intersegment Eliminations	(4,314)	(2,635)	(9,117)	(3,306)
Total revenues	$232,015	$287,972	$458,461	$559,737

Equity in (losses) earnings of affiliates
Geoconstruction	$-	$1,556	$-	$3,488
Mineral Exploration	(1,307)	4,804	(1,788)	10,634
Total equity in (losses) earnings of affiliates	$(1,307)	$6,360	$(1,788)	$14,122

(Loss) income from continuing operations before income taxes
Water Resources	$1,636	$1,752	$1,610	$3,200
Inliner	3,969	3,221	6,308	5,136
Heavy Civil	(49)	(8,843)	(1,542)	(16,145)
Geoconstruction	(20,489)	(2,797)	(25,897)	(616)
Mineral Exploration	1,042	17,624	2,182	36,402
Energy Services	(923)	(1,010)	(1,489)	(1,627)
Other	(68)	(267)	342	(105)
Unallocated corporate expenses	(13,222)	(8,303)	(26,664)	(16,333)
Interest expense	(1,572)	(842)	(2,870)	(1,416)
Total (loss) income from continuing operations before income taxes	$(29,676)	$535	$(48,020)	$8,496

Product Line Revenue Information
Water systems	$46,673	$53,220	$93,925	$107,891
Water treatment technologies	9,811	13,182	20,577	22,856
Sewer rehabilitation	37,885	35,199	68,165	69,567
Water and wastewater plant construction	39,241	30,716	83,378	64,838
Pipeline construction	26,923	35,034	46,500	66,266
Soil stabilization	23,742	44,538	48,638	76,308
Environmental and specialty drilling	2,089	1,432	2,634	4,812
Exploration drilling	43,986	72,266	91,915	143,691
Energy Services	1,665	2,385	2,729	3,508
Total revenues	$232,015	$287,972	$458,461	$559,737

Geographic Information
Revenue
United States	$177,619	$230,534	$349,013	$443,574
Africa/Australia	13,977	27,733	28,483	55,102
South America	15,235	9,610	28,162	14,030
Mexico	16,054	18,922	35,632	37,938
Other foreign	9,130	1,173	17,171	9,093
Total revenues	$232,015	$287,972	$458,461	$559,737

11.  Discontinued Operations

On July 31, 2013, the Company completed the sale of its SolmeteX operations to a third party. The Company had previously announced its plans to sell substantially all of the assets of SolmeteX as part of its One Layne strategy. SolmeteX was previously reported as part of the Water Resources division. Pursuant to the sale agreement, the Company received $750,000 in preferred units of SolmeteX, LLC and received $10.6 million of cash on August 1, 2013. The preferred units have a 4% yield accruing daily, compounded quarterly on the unreturned capital and unpaid preferred yield. The Company valued the units at $0.4 million based on the redemption timeline and the stated yield. The Company has recorded these preferred units at their valuation amount on the balance sheet as part of Other Assets. The gain on the sale of the assets was $8.3 million. This gain was included on the income statement as income from discontinued operations.

     During the second quarter of fiscal 2013, the Company authorized the sale of the Energy division and considered it a discontinued operation. The sale of the division was completed on October 1, 2012.

The financial results of the two discontinued operations are as follows:
	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenues	$1,691	$4,630	$3,552	$9,330

Income (loss) before income taxes	8,820	(34,001)	9,505	(35,080)

Income tax (expense) benefit	(3,439)	13,104	(3,707)	13,538

Net income (loss) from discontinued operations	5,381	(20,897)	5,798	(21,542)

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
If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA and other applicable laws. In addition, disclosure of the subject matter of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees and to access the capital markets.  If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the agreements governing our debt instruments if such violation were to have a material adverse effect on the Company’s business, assets, property, financial condition or prospects or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation.
     In February 2012, we commenced preliminary discussions with the DOJ and SEC regarding the potential resolution of this matter. In May, 2013, the staff of the SEC orally advised the Company that they calculated the estimated benefits to the Company from allegedly improper payments, plus interest thereon, to be approximately $4.8 million. As a result, the Company increased its accrued liability at April 30, 2013 for resolution of the FCPA investigation to $4.8 million from the $3.7 million that had been previously accrued.  As of July 31, 2013, this accrual remains $4.8 million.

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
During the first quarter of fiscal 2014, the Company was notified that one of its banks in Africa had restricted access to all funds over a certain dollar amount. The Company engaged local advisors to assist in recovering its funds. The Company has been able to recover most of its funds as of July 31, 2013 and expects to receive the final amounts within the next quarter.
On April 17, 2013, an individual person filed a purported class action suit against three of our subsidiaries and two other companies supposedly on behalf of all lessors and royalty owners from 2004 to the present. Plaintiff essentially alleges that we and two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas.  Plaintiff seeks certification as a class and unquantified damages. Plaintiff’s suit was initially filed in the District Court of Wilson County, Kansas. On July 3, 2013, the case was removed by a co-defendant to the U.S. District Court for the District of Kansas. On July 10, 2013, we and the other defendants filed a motion asking the court to dismiss plaintiff’s case for failure to state a claim. On July 29, 2013, plaintiff filed a motion asking the federal court to send the case back to the District Court of Wilson County, Kansas.  We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter.
The Company is involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of the Company’s business. The Company believes that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows.

13.  Relocation

On December 6, 2012, the Company announced that its Board of Directors had approved the relocation of the Company’s global corporate headquarters from Mission Woods, Kansas to The Woodlands, a suburb of Houston, Texas. The move will involve most executive positions in Layne’s corporate leadership, as well as certain other management and staff positions. Most senior executives from Layne’s six divisions will ultimately consolidate into the Houston headquarters. The relocation is expected to be substantially complete by the end of the fiscal year. The Company has incurred expenses of $3.2 million and $6.9 million in the three months and six months ended July 31, 2013, respectively. The Company incurred $2.7 million in expenses associated with the relocation during fiscal 2013. The expenses are included in selling, general and administrative expenses in the consolidated financial statements, and consist primarily of employee relocation costs, severance and employee retention arrangements. The Company expects to incur approximately $5.8 million of additional expenses over the remainder of fiscal year 2014.

14.  Subsequent Event

As discussed in Note 4, on September 5, 2013, we entered into an additional amendment of our Credit Agreement, which among other things waived our compliance with our financial covenants for the three months ending July 31, 2013 and provided us with more favorable financial covenants than were provided previously. We believe these modified terms will allow us to operate our business and continue to meet our commitments for the next twelve months.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: the outcome of the ongoing internal investigation into, among other things, the legality, under the FCPA and local laws, of certain payments to agents and other third parties interacting with  government officials in certain countries in Africa relating to the payment of taxes and the importing of equipment (including any government enforcement action which could arise out of the matters under review or that the matters under review may have resulted in a higher dollar amount of payments or may have a greater financial or business impact than management currently anticipates), prevailing prices for various commodities, unanticipated slowdowns in the Company’s major markets, the availability of credit, the risks and uncertainties normally incident to the construction industry, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and the Company assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne Christensen Company, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in connection with—our condensed consolidated financial statements and the accompanying notes thereto included under Part I Item 1 of this report. MD&A should also be read in conjunction with our consolidated financial statements as of January 31, 2013, and for the year then ended, and the related MD&A, both of which are contained in our Form 10-K for the year ended January 31, 2013. MD&A includes the following sections:

●	Our Business—a general description of our business and key fiscal 2014 events.

●	Consolidated Review of Operations—an analysis of our consolidated results of operations for the three and six months ended July 31, 2013.

●
Operating Segment Review of Operations—an analysis of our results of operations for the three and six months ended July 31, 2013, as presented in our consolidated financial statements for our reporting segments:  Water Resources division, Inliner division, Heavy Civil Division, Geoconstruction division, Mineral Exploration division, and Energy Services division.

●	Liquidity and Capital Resources—an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

●
Critical Accounting Policies—a discussion of changes to our critical accounting policies in the current period that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business

Layne is a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. The Company’s operational and organizational structure is divided into six divisions based on primary service lines. Each division is comprised of individual district offices, which primarily offer similar services and serve similar markets. Periodically, individual offices within a division may perform services that are normally provided by another division. When that happens, the results of those services are recorded in the originating offices’ own division. For example, if a Mineral Exploration division office performed water well drilling services, the revenues would be recorded in the Mineral Exploration division rather than the Water Resources division. See Note 10 to the condensed consolidated financial statements for a discussion of the Company’s segments.

Key Fiscal 2014 Events

●
Operating responsibility of certain of our operations has been changed effective with Fiscal 2014.  Our Specialty Drilling group and operations in Ethiopia have been shifted from the Water Resources Division to the Mineral Exploration Division. We believe this shift more closely aligns these businesses with our international operating expertise. We have also shifted certain of our purchasing groups out of Water Resources as they are now focusing on worldwide purchasing for all division. These groups, which also have some third party sales, are now grouped in our Other section. Information for prior periods has been reclassified to conform to our new presentation.

●
The effects of the Company’s concentration in state and local government contracts has added to the decline in revenues for the first six months of the year as municipalities continue to balance their constrained budgets with the need for improvement of their infrastructure. The Company believes this effect will continue throughout the third quarter as sequestration efforts continue through the end of the government’s fiscal year. The Water Resources, Heavy Civil and Geoconstruction divisions are the segments within the Company which are most affected by this.

●
The Company’s Mineral Exploration division continues to be impacted by the global mining exploration slowdown, both in the minerals exploration markets served by our wholly owned operation and our Latin America affiliates. This global slowdown can be attributed in part to three factors. The first factor is regulatory actions taken by government authorities to impose unusual windfall profit taxes on mining companies. These taxes have had a severe impact on mining in the regions where they have been imposed, as companies react to the increased taxation by reducing or stopping production.  In other parts of the world, labor issues have imposed economic stresses on the mining companies.  As labor groups request additional pay concessions, the mining companies have again reacted by reducing or halting production. Another factor in some parts of the world is economic in nature. Some of our customers are in multiple businesses, so their capital needs within their own companies may cause them to adjust their activities within their mining divisions. This impacts us as our customers react to their own strategic process. The Company believes the mineral exploration business to be a cyclical business. Given the assets within the division are all in good working order, the division has a better than average safety record  and  our ability to deploy rapidly when requested to deploy to new sites,  the Company believes it will be able to react in an expedient manner  when the market turns.  For the six months ended July 31, 2013 revenues have decreased by 37.1% from the same period last year. Our equity in earnings from our affiliates has decreased by 116.8% from the previous fiscal year.

●
The Geoconstruction Division is experiencing continued weakness for the six months ended July 31, 2013 compared to the six months ended July 31, 2012. This division operates in both the United States and in Brazil. During fiscal year 2013, the Company acquired the remaining shares in Diberil as it was believed the presence in Brazil would assist in obtaining contracts in that country as well as within South America, particularly when considering the amount of infrastructure needed for the upcoming Olympics and World Cup soccer games.  Brazil is currently suffering a sluggish economy and is not spending as much as the Brazilian government had projected. During the second quarter of fiscal year 2014, the Brazilian government released statistics that verified that it had not been spending funds from its budget as planned. The government did not provide a timeframe as to when spending would resume. During this same time, the U.S. contracting sector of this division, did not realize the level of contracts executed that it had forecasted. The division had felt significant contracts would be executed during the second quarter of fiscal year 2014. It is unclear at this point in time when those contracts will be executed. Revenues have decreased by 27.8% over the same time last year. Due to this actual and projected continued weakness, the Company reassessed its estimates of fair value of the goodwill of this division. Based on this analysis, the Company determined the carrying value of goodwill exceeded its fair value. In response to these factors, the Company recorded an impairment charge of $14.6 million, representing the total carrying value of this division's goodwill.  This amount represents our best estimate of impairment pending finalization of the fair value calculations, which is expected to occur in the third quarter of fiscal year 2014. The Company has also reviewed the recoverability of the asset values of our long lived assets. No impairment was indicated by this analysis.

●
The Company had previously recorded an $8.0 million valuation allowance on certain U.S. deferred tax assets during the first quarter of fiscal 2014. As mentioned above, the U.S. operations of both the Mineral Exploration and Geoconstruction divisions further deteriorated as compared to earlier forecasts during the three months ended July 31, 2013. As a result, during the second quarter of fiscal 2014, the Company recorded a $42.6 million noncash valuation allowance on its remaining U.S. deferred tax assets. See Note 6 for additional information.

●
On July 31, 2013, the Company sold SolmeteX, an operation within the Water Resources Division, primarily involved in the dental wastewater treatment market, for a total purchase price of $11.1 million, which consisted of cash and preferred units of SolmeteX, LLC.

●
On September 5, 2013, the Company entered into another amendment to its Credit Agreement to allow covenant relief. On June 4, 2013, the Company entered into an amendment to its Credit Agreement to allow temporary covenant relief. See Liquidity and Capital Resources for additional information.

Consolidated Review of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company's consolidated statements of operations bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	2013	2012	2013	2012
Revenues:
Water Resources	19.2%	19.0%	19.4%	19.8%
Inliner	16.3	12.2	14.9	12.4
Heavy Civil	32.7	26.5	32.6	26.7
Geoconstruction	9.2	12.2	9.4	10.6
Mineral Exploration	21.6	29.4	22.8	29.7
Energy Services	0.8	0.6	0.8	0.6
Other	2.1	1.0	2.1	0.8
Intersegment Eliminations	(1.9)	(0.9)	(2.0)	(0.6)
Total net revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues (exelusive of depreciation	(82.8)%	(79.9)%	(83.3)%	(80.2)%
and amortization, shown below)
Selling, general and administrative expenses	(15.9)	(14.3)	(17.2)	(14.4)
Depreciation and amortization	(6.6)	(5.5)	(6.6)	(5.3)
Impairment charges	(6.3)	-	(3.2)	-
Loss on remeasurement of equity investment	-	(2.7)	-	(1.4)
Equity in (losses) earnings of affiliates	(0.6)	2.2	(0.4)	2.5
Interest expense	(0.7)	(0.3)	(0.6)	(0.3)
Other income, net	-	0.7	0.8	0.5
(Loss) income from continuing operations before income taxes	(12.9)	0.2	(10.5)	1.4
Income tax expense	(21.7)	(1.2)	(12.2)	(1.2)
Net (loss) income from continuing operations	(34.6)	(1.0)	(22.7)	0.2
Net income (loss) from discontinued operations	2.3	(7.3)	1.3	(3.8)
Net loss	(32.3)	(8.3)	(21.4)	(3.6)
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.1)	(0.1)
Net loss attributable to Layne Christensen Company	(32.4)	(8.4)	(21.5)	(3.7)

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

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenues
Water Resources	$44,657	$54,800	$89,069	$110,994
Inliner	37,885	35,199	68,165	69,567
Heavy Civil	75,771	76,380	149,611	149,251
Geoconstruction	21,292	35,187	42,879	59,392
Mineral Exploration	50,150	84,490	104,553	166,112
Energy Services	1,748	1,734	3,541	3,179
Other	4,826	2,817	9,760	4,548
Intersegment Eliminations	(4,314)	(2,635)	(9,117)	(3,306)
Total revenues	$232,015	$287,972	$458,461	$559,737
Equity in (losses) earnings of affiliates
Geoconstruction	$-	$1,556	$-	$3,488
Mineral Exploration	(1,307)	4,804	(1,788)	10,634
Total equity (losses) in earnings of affiliates	$(1,307)	$6,360	$(1,788)	$14,122
(Loss) income from continuing operations before income taxes
Water Resources	$1,636	$1,752	$1,610	$3,200
Inliner	3,969	3,221	6,308	5,136
Heavy Civil	(49)	(8,843)	(1,542)	(16,145)
Geoconstruction	(20,489)	(2,797)	(25,897)	(616)
Mineral Exploration	1,042	17,624	2,182	36,402
Energy Services	(923)	(1,010)	(1,489)	(1,627)
Other	(68)	(267)	342	(105)
Unallocated corporate expenses	(13,222)	(8,303)	(26,664)	(16,333)
Interest expense	(1,572)	(842)	(2,870)	(1,416)
Total (loss) income from continuing operations before income taxes	$(29,676)	$535	$(48,020)	$8,496

Revenues decreased $56.0 million, or 19.4%, to $232.0 million, for the three months ended July 31, 2013, and $101.2 million or 18.1%, to $458.5 million for the six months ended July 31, 2013, as compared to the same periods last year. On a year-to-date basis, revenues decreased in the Water Resources, Geoconstruction, and Mineral Exploration divisions. Heavy Civil Division’s year to date revenues remained similar to last year. The Energy Services Division as well as the Other section, which comprises our purchasing group, has increased revenues this year over last year at this time. A further discussion of results of operations by division is presented below.
Cost of revenues (exclusive of depreciation and amortization, as shown below), decreased $37.9 million or 16.5% to $192.1 million (82.8% of revenues) and $67.3 million or 15.0% to $381.7 million (83.3% of revenues) for the three and six months ended July 31, 2013, compared to $230.1 million (79.9% of revenues) and $449.0 million (80.2% of revenues) for the same periods last year. The increase in the cost as a percentage of revenues for the quarter was primarily in Geoconstruction where late stage work on certain projects generated lower margins and new projects were either delayed or canceled.
Selling, general and administrative expenses decreased 10.2% to $36.9 million and 2.1% to $78.9 million for the three and six months ended July 31, 2013, compared to $41.1 million and $80.5 million for the same periods last year. The decreases included $5 million of reduced compensation expense and $9.8 million in reduced selling expenses, partially offset by increases in the costs associated with the relocation of the Company’s corporate headquarters to The Woodlands, Texas of $6.9 million, $3.6 million of overhead expenses at Diberil (which was not consolidated until June 1, 2012), an additional accrual of $1.0 million associated with the FCPA investigation and increases in legal and professional fees of $1.6 million.
Depreciation and amortization decreased 4.5% to $15.2 million and increased 2.5% to $30.5 million for the three and six months ended July 31, 2013, compared to $15.9 million and $29.7 million for the same periods last year. The increase for the six months ended July 31, 2013 was primarily due to the acquisition of Diberil.
Equity in (losses) earnings of affiliates decreased 120.5% to ($1.3) million and decreased 112.7% to ($1.8) million for the three and six months ended July 31, 2013, compared to $6.4 million and $14.1 million for the same periods last year. The global decline in mineral exploration by our customers, as well as severance costs recorded by the affiliates as they downsized, have accounted for this decrease in equity earnings.
Interest expense increased to $1.6 million and $2.9 million for the three and six months ended July 31, 2013, compared to $0.8 million and $1.4 million for the same periods last year, the result of increased borrowings to fund operations.

Other income, net for the three months ended July 31, 2013, consisted primarily of gains of $0.9 million on the sale of equipment and foreign exchange losses of $0.6 million. Other income, net for the six months ended July 31, 2013, consisted primarily of a combination of gains on equipment sales of $4.2 million and foreign exchange losses of $0.7 million.
Income tax expense of $50.2 million and $56.0 million were recorded for the three and six months ended July 31, 2013, respectively, compared to $3.5 million and $6.8 million for the same periods last year. During the first quarter, the Company recorded an $8.0 million valuation allowance on its U.S. foreign tax credit carryforwards due to uncertainty on the ability to realize the tax benefit during the carry forward period. During the second quarter, the Company’s operating results were significantly below forecast particularly in Geoconstruction and Mineral Exploration, and the outlook for the remainder of the fiscal year has further deteriorated in both divisions to the extent that now the Company expects to be in a cumulative loss position for the 36 month period ending January 31, 2014. As a result, $42.6 million of additional non-cash valuation allowances on domestic deferred tax assets were recorded during the three months ended July 31, 2013 Additionally, there was no tax benefit recorded on the $14.6 million goodwill impairment for the Geoconstruction division in the second quarter. Excluding these discrete period items, the tax rate would have been (50.6)% and (16.3)% for the three and six months ended July 31, 2013, respectively, as compared to 42.5% and 42.2% exclusive of discrete period items for the same periods last year. The unusual tax rates in the three and six months ended July 31, 2013, result from no tax benefit recorded on domestic losses and certain foreign jurisdiction losses as well as a $4.2 million charge for unrecognized tax benefit on a certain foreign tax contingencies.

Operating Segment Review of Operations

Water Resources Division	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenues	$44,657	$54,800	$89,069	$110,994
Income before income taxes	1,636	1,752	1,610	3,200

Water Resources division revenues decreased $10.1 million, or 18.5%, for the three months ended July 31, 2013, and decreased $21.9 million, or 19.8%, for the six months ended July 31, 2013, from the same periods last year. The Southeast region’s revenue has decreased by $4.4 million over the same time last year. This region continues to be one of the areas which has been affected by the sequestration and the impact on state and local governments’ ability to place projects out for bid.
The injection well operation, which is included in the water systems product line, has seen a decrease in revenues of $9.8 million for the first six months of the year compared to last year at this time. This type of work is very specialized. The projects are often subject to complex technical and environmental requirements. These jobs by their nature are very large projects which can sometimes take over a year to complete. During the first part of fiscal 2014, a very limited number of these types of jobs were awarded. The Company expects more contracts to be awarded during the second half of the fiscal year.
 The backlog in the Water Resources division was $53.0 million as of July 31, 2013, compared to $55.5 million as of April 30, 2013, and $92.0 million as of July 31, 2012.

Inliner Division	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenues	$37,885	$35,199	$68,165	$69,567
Income before income taxes	3,969	3,221	6,308	5,136

Inliner division revenues increased for the three months ended July 31, 2013, and decreased slightly for the six months ended July 31, 2013. Projects in Maryland and Ohio have realized a combined revenue increase of $5 million over last year at this time.  Other projects are at or slightly below revenues for the six months ended July 31, 2012.
The backlog in the Inliner Division was $74.7 million as of July 31, 2013, compared to $68.9 million as of April 30, 2013, and $65.2 million as of July 31, 2012.

Heavy Civil Division	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenues	$75,771	$76,380	$149,611	$149,251
Loss before income taxes	(49)	(8,843)	(1,542)	(16,145)

Heavy Civil revenues have held steady during the first six month of this year compared to last year at the same time. Loss before income taxes for the three months and six months ended July 31, 2013 continues to show improvement as the division continues its focus on strategic selection of projects to bid on. The division continues to analyze potential projects to determine those which have  higher margins. Heavy Civil has also continued its focus on maintaining low overhead. This division is  leveraging our One Layne vision by bringing its capabilities into previously non-traditional markets such as mining and other privately funded water and energy work.

 The backlog in the Heavy Civil Division was $306.3 million as of July 31, 2013, compared to $357.4 million as of April 30, 2013, and $309.4 million as of July 31, 2012. The backlog in this division is cyclical in nature, with the second quarter usually dropping from the first quarter.

Geoconstruction Division	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenues	$21,292	$35,187	$42,879	$59,392
Loss before income taxes	(20,489)	(2,797)	(25,897)	(616)
Equity in earnings of affiliate, included in above earnings	-	1,556	-	3,488

Revenue from fiscal year 2014 compared to fiscal year 2013 is impacted by the acquisition of the remaining interest of Diberil, our affiliate in South America. Diberil was consolidated beginning in June 2012 in the financial statements with equity earnings no longer being recorded. Diberil contributed $19.7 million in revenue for the six months ended July 31, 2013. The positive revenue impact of consolidating Diberil was offset by lower revenue in our U.S. operations as a number of projects have been cancelled or delayed in the first six months of the year. Delays or even cancellations of larger projects can occur as they are usually very technical in nature and typically undergo significant regulatory review. Due to budgetary constraints or unexpected results obtained during the regulatory reviews, owners of these projects may cancel as they attempt to respond to this information.
     The division continues to see project delays in the U.S. and work stoppages in South America which led to a divisional loss of $25.9 million for the six months ending July 31, 2013.
     Due to the actual results experienced by the division and the projected continued weakness in demand for construction projects that was greater and more persistent than originally anticipated as well as continuing projected weakness in the economy, the Company reassessed the fair value of the goodwill in the Geoconstruction Division. At July 31, 2013, the Company determined that the carrying value of goodwill in this division of $14.6 million exceeded its fair value and an impairment charge of that amount was recorded. This amount represents our best estimate of impairment pending finalization of the fair value calculations, which is expected to occur in the third quarter of fiscal year 2014. The Company has also reviewed the recoverability of the asset values of our long lived assets; no impairment was indicated by this analysis.
 The backlog in the Geoconstruction division was $38.2 million as of July 31, 2013, compared to $41.5 million as of April 30, 2013, and $71.5 million as of July 31, 2012.

Mineral Exploration Division	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenues	$50,150	$84,490	$104,553	$166,112
Income before income taxes	1,042	17,624	2,182	36,402
Equity in (losses) earnings of affiliates, included in above earnings	(1,307)	4,804	(1,788)	10,634

Mineral Exploration Division revenues decreased 40.6% and 37.1% for the three and six months ended July 31, 2013, respectively, as compared to the same periods last year. Gold and copper prices decreased by approximately 20% below where they were at the start of the fiscal year. The volatility in prices during this period combined with uncertainty in demand and slower economic activity in China is causing significant declines in exploration by our customers. Unusual windfall profit taxes in certain international jurisdictions have also led to some of our customers to either slow down or stop their project expansions.
Equity in (losses) earnings from our affiliates continued to decrease. A decrease from fiscal year 2014 to fiscal year 2013 of 116.8% was realized as our affiliates experience the same downturn. The decrease of $6.1 million for the three months ended July 31, 2013 compared to the same period last year is due to increased severance costs as a result of the decline in the market.

Energy Services Division	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenues	$1,748	$1,734	$3,541	$3,179
Loss before income taxes	(923)	(1,010)	(1,489)	(1,627)

Energy Services continues its start-up into the energy sector. Revenues for the quarter are flat from last year and slightly ahead from last year at this time. The Company expects revenues to increase as the year progresses.

Other	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2013	2012	2013	2012
Revenues	$4,826	$2,817	$9,760	$4,548
Loss (income) before income taxes	(68)	(267)	342	(105)

Other revenues and losses before income taxes are primarily from small specialty and purchasing operations. The majority of the revenues are eliminated between segments, but the operation can produce positive earnings from purchasing discounts and third party sales.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $13.2 million and $26.7 million for the three and six months ended July 31, 2013, compared to $8.3 million and $16.3 million for the same periods last year. Of this increase for the six months ended July 31, 2013, $6.9 million is due to the expenses related to the relocation of the Company’s headquarters to The Woodlands, Texas, additional compensation expense of $1.47 million, as well as additional legal and professional fees of $1.6 million.

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
Cash flow is affected by a number of factors, some of which are beyond our control. These factors include prices and demand for our services, operational risks, volatility in commodity prices, industry and economic conditions, conditions in the financial markets and other factors. The Company’s financial performance has been challenged and tempered by a variety of these risks inherent to the industries and geographies it serves. Among them is the cyclical nature of minerals mining, which can be affected significantly and quickly by factors beyond the Company’s control, such as mining company exploration budgets, commodity prices, and global credit markets. In our Geoconstruction Division we have experienced delays or even cancellations of larger projects as they can be impacted by unexpected results obtained during the regulatory reviews.
During the first and second quarters of 2014, we have encountered operational slow-downs due to factors indicated above which have had an adverse impact on our operating results. As a result of this financial performance, prior to July 31, 2013, we believed it was unlikely that we would be in compliance with our financial covenants calculated for the quarter ending July 31, 2013; therefore, we began negotiations with our lenders to secure more favorable financial covenants through an additional amendment of our Credit Agreement. We believe these more favorable financial covenant terms will allow us to operate our business and continue to meet our commitments. Please read below for a description of the amendments we have entered into with respect to our Credit Agreement.
The Company continues to believe we will have sufficient funds and adequate financial resources available to meet our anticipated liquidity needs. The Company believes its cash balances and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures and debt services requirements. The sufficiency of these liquidity sources to fund on-going operations will be dependent upon our ability to meet our newly established covenant requirements of in our recently amended Credit Agreement.
The Company maintains a revolving credit facility (the Credit Agreement) which extends to March 25, 2016, which was amended on September 5, 2013 to reduce the amount of credit available from $300 million to $200 million. Under the Credit Agreement, on July 31, 2013, there were letters of credit of $29.8 million and borrowings of $100.5 million outstanding on the Credit Agreement resulting in available capacity of $169.7 million.  Based on the terms of the September 2013 amendment to the Credit Agreement, our available capacity was $69.7 million at September 5, 2013.
The Company’s Credit Agreement contains certain covenants including restrictions on the incurrence of additional indebtedness and liens, investments, acquisitions, transfer or sale of assets, transactions with affiliates and payment of dividends. These provisions generally allow such activity to occur, subject to specific limitations and continued compliance with financial maintenance covenants. Significant financial maintenance covenants are a fixed charge coverage ratio and a maximum leverage ratio. The financial covenants are based on defined terms included in the agreement, such as adjusted EBITDA and adjusted EBITDAR. Compliance with the financial covenants is required on a quarterly basis, using the most recent four fiscal quarters. Adjusted EBITDA is generally defined as consolidated net income excluding net interest expense, provision for income taxes, gains or losses from extraordinary items, gains or losses from the sale of capital assets, non-cash items including depreciation and amortization, and share-based compensation. Equity in earnings of affiliates is included only to the extent of dividends or distributions received.  Adjusted EBITDAR is defined as adjusted EBITDA, plus rent expense. All of these measures are considered non-GAAP financial measures and are not intended to be in accordance with accounting principles generally accepted in the United States.
The Company’s minimum fixed charge coverage ratio covenant is the ratio of adjusted EBITDAR to the sum of fixed charges.  Fixed charges generally consist of rent expense, interest expense, and principal payments of long-term debt. The Company’s leverage ratio covenant is the ratio of total funded indebtedness to adjusted EBITDA. Total funded indebtedness generally consists of outstanding indebtedness for borrowed money, the deferred purchase price for assets and capital leases. On June 4, 2013, the Company and its lenders amended the Credit Agreement to suspend the minimum fixed charge coverage ratio and the maximum leverage ratio covenants for the fiscal quarters ending July 31 and October 31, 2013. It also temporarily added a minimum EBITDA and maximum capital expenditure covenant on a quarterly and fiscal year to date basis. The amendment also modified the definition of Adjusted EBITDA to exclude up to $3.0 million per quarter of relocation expense related to the move of the Company’s headquarters to The Woodlands, Texas.

 In connection with the June 2013 amendment, the Company and its domestic subsidiaries granted liens on substantially all of their assets, subject to certain exceptions, including a pledge of up to 65% of the equity interests in their first-tier foreign subsidiaries, to secure the Company’s obligations under the Credit Agreement. The term of the agreement was not changed.
        Due to the continued deterioration in operating results for the quarter ended July 31, 2013, the Company and its lenders amended the Credit Agreement again on September 5, 2013. The September 2013 amendment to the Credit Agreement provides for a waiver of the financial covenants for the second quarter, July 31, 2013.
The following table represents our quarterly covenants per the September 2013 amendment to the Credit Agreement:

	Quarter Ended
(In thousands, except for ratios)	October 31, 2013	January 31, 2014		April 30, 2014		July 31, 2014		Thereafter

Minimum Quarterly EBITDA	$7,500	-		-		-		-
Minimum Ratio of EBITDA to Fixed Charges	-	1.5	X	1.5	X	1.5	X	1.5	X
Maximum Funded Debt to EBITDA	-	4.0	X	3.5	X	3.0	X	3.0	X
Maximum Capital Expenditures	$12,000	$24,000		$39,000		$57,000		No restriction

Maximum capital expenditures presented above include a rollover feature that allows for any unused portion of the previous quarter's capital expenditures to be carried forward and utilized in the future.

The Company’s working capital as of July 31, 2013 and 2012 was $123.5 million and $183.5 million, respectively. The Company’s cash and cash equivalents as of July 31, 2013, were $23.3 million, compared to $27.2 million as of January 31, 2013 and $36.3 million as of July 31, 2012.
Of our cash and cash equivalents, amounts held by foreign subsidiaries as of July 31, 2013 were $11.8 million and $14.2 million as of January 31, 2013.  Repatriation of cash balances from some of the Company’s foreign subsidiaries could result in withholding taxes in the local jurisdictions. Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted the Company’s overall liquidity.
Based on maintaining the current level of recent performance in Minerals Exploration, Water Resources and Inliner divisions, and obtaining future business opportunities including new contracts for the Geoconstruction and Heavy Civil divisions, management believes sufficient cash will be generated to meet working capital needs, capital expenditure requirements, debt service obligations, and debt covenant requirements.  Additionally, management believes that new business in the Water Resources division and the new fiberglass liner product at the Inliner division will also generate additional cash from operations.  Management also believes new business opportunities resulting from the OneLayne strategy will generate numerous opportunities to bring together the skills of several divisions to meet our customers’ needs.

Operating Activities

Cash used in operating activities was $5.0 million for the six months ended July 31, 2013 compared to cash used in operating activities of $2.4 million for the same period last year. The increase is due to the effects of the decline in cash generated from earnings.

Investing Activities

The Company’s capital expenditures, net of proceeds from disposals, were $10.1 million for the six months ended July 31, 2013, in comparison to $39.4 million for the same period last year. The Company has been carefully evaluating capital expenditures in reaction to the decrease in earnings for the current fiscal year.

Financing Activities

For the six months ended July 31, 2013, the Company had net borrowings of $8.8 million under its Credit Agreement. Borrowings were primarily used to fund the Company’s capital expenditures, and seasonal working capital needs.  This compares to net borrowings of $51.4 million for the six months ended July 31, 2012. The Company, in light of lower earnings, has decreased the amount of capital expenditures and also has not engaged in any acquisitions during the current fiscal year, thus lowering the net borrowings.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which the Company is exposed are interest rates on variable rate debt, foreign exchange rates giving rise to translation and transaction gains and losses.

Interest Rate Risk

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 7 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2013 Form 10-K and Note 4 of this Form 10-Q. As of July 31, 2013, a change in interest rates of one percentage point would impact the Company’s annual interest expense by approximately $1.2 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2013, Form 10-K and Notes 9 and 10 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. The Company also may utilize various hedge instruments, primarily foreign currency option contracts, to manage the exposures associated with fluctuating currency exchange rates. As of July 31, 2013, the Company did not have any outstanding foreign currency option contracts.
As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. The Company estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $0.3 million for the six months ended July 31, 2013. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

ITEM 4.  Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended July 31, 2013, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Accounting Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2013, that have materially affected, or are they reasonably likely to materially affect, the Company’s internal control over financial reporting. As discussed in Note 13, the Company is relocating its headquarters to The Woodlands, Texas. The move will involve most executive positions in Layne’s corporate leadership, as well as certain other management and staff positions. The move is expected to be substantially complete by the end of the fiscal year. The Company continues to monitor to ensure its internal controls are functioning properly during this transition period. The Company does not expect any disruption in its internal controls over financial reporting to occur during this time period.

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

In February 2012, we commenced preliminary discussions with the DOJ and SEC regarding the potential resolution of this matter. In May 2013, the staff of the SEC orally advised the Company that they calculated the estimated benefits to the Company from allegedly improper payments, plus interest thereon, to be approximately $4.8 million. As a result, the Company increased its accrued liability at April 30, 2013 for resolution of the FCPA investigation to $4.8 million from the $3.7 million that had been previously accrued. As of July 31, 2013, this accrual remains $4.8 million.
The discussions with the government are ongoing, and other than the indication of the estimated disgorgement amount noted above, the Company has not received any proposed settlement offers from the SEC or the DOJ, including any indications of the amount of any possible fines and penalties to be sought by the DOJ as part of  any possible settlement or whether the SEC or DOJ, will accept voluntary settlement terms that  would be acceptable to the Company. Furthermore, the Company cannot currently assess the potential liability might be incurred if a settlement is not reached and the government was to litigate the matter. As such, based on the information available at this time any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government; the amount of the actual liability for any fines, penalties, disgorgement or interest that may be recorded on connection with a final settlement could be significantly higher than the liability accrued to date
On April 17, 2013, an individual person filed a purported class action suit against three of our subsidiaries and two other companies supposedly on behalf of all lessors and royalty owners from 2004 to the present. Plaintiff essentially alleges that we and two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas.  Plaintiff seeks certification as a class and unquantified damages. Plaintiff’s suit was initially filed in the District Court of Wilson County, Kansas. On July 3, 2013, the case was removed by a co-defendant to the U.S. District Court for the District of Kansas. On July 10, 2013, we and the other defendants filed a motion asking the court to dismiss plaintiff’s case for failure to state a claim. On July 29, 2013, plaintiff filed a motion asking the federal court to send the case back to the District Court of Wilson County, Kansas. We believe we have meritorious legal positions and will continue to represent our interests vigorously in this matter
The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. In accordance with U.S. generally accepted accounting principles, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.

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

ITEM 5.  Other Information

NONE

ITEM 6.  Exhibits

a)	Exhibits

	31.1	-	Section 302 Certification of Chief Executive Officer of the Company.
	31.2	-	Section 302 Certification of Chief Financial Officer of the Company.
	32.1	-	Section 906 Certification of Chief Executive Officer of the Company.
	32.2	-	Section 906 Certification of Chief Financial Officer of the Company.
	95.1	-	Mine Safety Disclosures.

* * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: September 9, 2013	By: /s/ Rene Robichaud
Rene Robichaud, President
and Chief Executive Officer

DATE: September 9, 2013	/s/ James R. Easter
James R. Easter, Sr. Vice President
Finance and Chief Financial Officer

DATE: September 9, 2013	/s/ Martha R. Vance
Martha R. Vance, Vice President
and Chief Accounting Officer