Form 10-Q
period 2013-10-31
LAYNE CHRISTENSEN CO
filed 2013-12-10
CIK 888504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34195

Layne Christensen Company

(Exact name of registrant as specified in its charter)

Delaware	48-0920712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Hughes Landing Boulevard Ste 700 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (281)475-2600

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 19,887,366 shares of common stock, $.01 par value per share, outstanding on December 5, 2013.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2013	2013
(in thousands)	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,988	$27,242
Customer receivables, less allowance of $7,889 and $7,827, respectively	115,758	145,890
Costs and estimated earnings in excess of billings on uncompleted contracts	100,830	101,960
Inventories	46,684	49,913
Deferred income taxes	3,551	25,200
Income taxes receivable	9,511	6,809
Escrow deposits-current	2,869	—
Other	28,127	24,809

Total current assets	336,318	381,823

Property and equipment:
Land	16,722	17,505
Buildings	39,707	40,621
Machinery and equipment	525,129	534,849

	581,558	592,975
Less—Accumulated depreciation	(342,876)	(326,435)

Net property and equipment	238,682	266,540

Other assets:
Investment in affiliates	68,073	78,290
Goodwill	8,915	23,561
Other intangible assets, net	5,548	8,840
Restricted deposits-long term	—	2,861
Deferred income taxes	2,046	24,530
Other	25,358	25,781

Total other assets	109,940	163,863

Total assets	$684,940	$812,226

See Notes to Condensed Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	October 31,	January 31,
	2013	2013
(in thousands, except per share data)	(unaudited)	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$75,492	$86,329
Notes payable and current maturities of long term debt	15,822	12,789
Accrued compensation	35,449	53,651
Accrued insurance expense	13,845	13,645
Other accrued expenses	41,185	47,398
Acquisition escrow obligation-current	2,858	—
Income taxes payable	7,678	8,063
Billings in excess of costs and estimated earnings on uncompleted contracts	32,818	34,869

Total current liabilities	225,147	256,744

Noncurrent and deferred liabilities:
Long-term debt	102,743	96,539
Accrued insurance expense	16,258	14,442
Deferred income taxes	9,477	1,553
Acquisition escrow obligation-long term	—	2,861
Other	27,058	25,016

Total noncurrent and deferred liabilities	155,536	140,411

Contingencies (Note 12)
Equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,965 and 19,818 shares issued and outstanding, respectively	199	198
Capital in excess of par value	355,635	352,048
(Accumulated deficit) retained earnings	(47,388)	66,983
Accumulated other comprehensive loss	(5,417)	(6,492)

Total Layne Christensen Company equity	303,029	412,737

Noncontrolling interests	1,228	2,334

Total equity	304,257	415,071

Total liabilities and equity	$684,940	$812,226

See Notes to Condensed Consolidated Financial Statements.

-Concluded-

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2013	2012	2013	2012
Revenues	$216,462	$281,281	$674,923	$841,018
Cost of revenues (exclusive of depreciation and amortization, shown below)	(176,908)	(224,358)	(558,587)	(673,314)
Selling, general and administrative expenses	(39,662)	(38,253)	(118,527)	(118,792)
Depreciation and amortization	(15,155)	(15,679)	(45,629)	(45,410)
Impairment charges	—	—	(14,646)	—
Loss on remeasurement of equity investment	—	—	—	(7,705)
Equity in (losses) earnings of affiliates	(2,300)	4,947	(4,088)	19,069
Interest expense	(2,038)	(1,604)	(4,908)	(3,020)
Other income, net	120	1,121	3,961	4,104

(Loss) income from continuing operations before income taxes	(19,481)	7,455	(67,501)	15,950
Income tax benefit (expense)	3,940	1,202	(52,091)	(5,625)

Net (loss) income from continuing operations	(15,541)	8,657	(119,592)	10,325
Net income (loss) from discontinued operations	—	8	5,798	(21,535)

Net (loss) income	(15,541)	8,665	(113,794)	(11,210)
Net income attributable to noncontrolling interests	(231)	(189)	(577)	(589)

Net (loss) income attributable to Layne Christensen Company	$(15,772)	$8,476	$(114,371)	$(11,799)

Earnings per share information attributable to Layne Christensen shareholders:
Basic (loss) income per share—continuing operations	$(0.80)	$0.43	$(6.13)	$0.50
Basic income (loss) per share—discontinued operations	—	—	0.30	(1.11)

Basic (loss) income per share	$(0.80)	$0.43	$(5.83)	$(0.61)

Diluted (loss) income per share—continuing operations	$(0.80)	$0.43	$(6.13)	$0.49
Diluted income (loss) per share—discontinued operations	—	—	0.30	(1.09)

Diluted (loss) income per share	$(0.80)	$0.43	$(5.83)	$(0.60)

Weighted average shares outstanding—basic	19,622	19,487	19,589	19,477
Dilutive stock options and nonvested shares	—	287	—	319

Weighted average shares outstanding —dilutive	19,622	19,774	19,589	19,796

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands)	2013	2012	2013	2012
Net (loss) income	$(15,541)	$8,665	$(113,794)	$(11,210)

Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax (expense) benefit of ($1,021), $864, ($2,757) and $601, respectively)	(1,163)	(909)	1,075	(1,418)

Other comprehensive (loss) income	(1,163)	(909)	1,075	(1,418)

Comprehensive (loss) income	(16,704)	7,756	(112,719)	(12,628)
Comprehensive income attributable to noncontrolling interests	(231)	(189)	(577)	(589)

Comprehensive (loss) income attributable to Layne Christensen Company	$(16,935)	$7,567	$(113,296)	$(13,217)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

				Retained	Accumulated	Total Layne
			Capital In	Earnings	Other	Christensen
	Common Stock		Excess of	(Accumulated	Comprehensive	Company	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Deficit)	(Loss) Income	Equity	Interest	Total
Balance February 1, 2012	19,699,272	$197	$351,057	$103,634	$(6,223)	$448,665	$3,216	$451,881
Net (loss) income	—	—	—	(11,799)	—	(11,799)	589	(11,210)
Other comprehensive loss	—	—	—	—	(1,418)	(1,418)	—	(1,418)
Issuance of nonvested shares	110,958	1	(1)	—	—	—	—	—
Issuance of stock upon exercise of options	15,838	—	269	—	—	269	—	269
Income tax benefit on exercise of options	—	—	(228)	—	—	(228)	—	(228)
Acquisition of noncontrolling interest	—	—	(2,656)	—	—	(2,656)	(87)	(2,743)
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,247)	(1,247)
Share-based compensation	—	—	3,093	—	—	3,093	—	3,093

Balance October 31, 2012	19,826,068	$198	$351,534	$91,835	$(7,641)	$435,926	$2,471	$438,397

Balance February 1, 2013	19,818,376	$198	$352,048	$66,983	$(6,492)	$412,737	$2,334	$415,071
Net (loss) income	—	—	—	(114,371)	—	(114,371)	577	(113,794)
Other comprehensive income	—	—	—	—	1,075	1,075	—	1,075
Issuance of nonvested shares	107,646	1	(1)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(2,634)	—	(52)	—	—	(52)	—	(52)
Issuance of stock upon exercise of options	72,613	—	1,105	—	—	1,105	—	1,105
Cancellation of stock options issued	(8,099)	—	—	—	—	—	—	—
Forfeiture of nonvested shares	(22,809)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,683)	(1,683)
Share-based compensation	—	—	2,535	—	—	2,535	—	2,535

Balance October 31, 2013	19,965,093	$199	$355,635	$(47,388)	$(5,417)	$303,029	$1,228	$304,257

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months
	Ended October 31,
	(unaudited)
(in thousands)	2013	2012
Cash flow from operating activities:
Net loss	$(113,794)	$(11,210)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	45,745	49,276
(Gain) loss on disposal of discontinued operations	(8,333)	32,589
Loss on remeasurement of equity investment	—	7,705
Deferred income taxes	47,900	(17,328)
Share-based compensation	2,535	3,093
Equity in losses (earnings) of affiliates	4,088	(19,069)
Impairment charges	14,646	—
Dividends received from affiliates	6,129	5,523
Gain from disposal of property and equipment	(4,716)	(2,816)
Changes in current assets and liabilities, net of effects of acquisitions:
Decrease (increase) in customer receivables	28,424	(1,814)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	1,254	(6,383)
Decrease (increase) in inventories	2,663	(6,335)
Increase in other current assets	(4,659)	(3,567)
Decrease in accounts payable and accrued expenses	(23,846)	(28,999)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(2,258)	(4,286)
Other, net	1,072	2,829

Cash used in operating activities	(3,150)	(792)

Cash flow from investing activities:
Additions to property and equipment	(25,479)	(54,848)
Additions to gas transportation facilities and equipment	—	(58)
Additions to oil and gas properties	—	(1,512)
Additions to mineral interests in oil and gas properties	—	(102)
Acquisition of businesses, net of cash acquired	—	(18,397)
Proceeds from disposal of property and equipment	7,717	3,421
Proceeds from sale of business	12,064	13,500
Proceeds from redemption of insurance contracts	3,565	—
Release of cash from restricted accounts	—	3,144
Distribution of restricted cash for prior year acquisitions	—	(3,144)

Cash used in investing activities	(2,133)	(57,996)

Cash flow from financing activities:
Borrowing under revolving loan facilities	286,161	375,200
Repayments under revolving loan facilities	(275,116)	(311,200)
Net decrease in notes payable	(959)	(348)
Deferred financing costs	(397)	—
Principal payments under capital lease obligation	(556)	(69)
Acquisition of noncontrolling interest	—	(2,743)
Distribution to noncontrolling interests	(1,683)	(1,247)
Issuance of common stock upon exercise of stock options	1,105	269
Purchases of treasury stock	(52)	—

Cash provided by financing activities	8,503	59,862

Effects of exchange rate changes on cash	(1,474)	1,335

Net increase in cash and cash equivalents	1,746	2,409
Cash and cash equivalents at beginning of period	27,242	41,916

Cash and cash equivalents at end of period	$28,988	$44,325

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Accounting Policies and Basis of Presentation

Principles of Consolidation—The condensed consolidated financial statements include the accounts of Layne Christensen Company and its subsidiaries (together, the “Company”). Intercompany transactions have been eliminated. Financial information for the Company’s affiliates and certain foreign subsidiaries is reported in the Company’s Condensed Consolidated Financial Statements with a one-month lag in reporting periods and use a December 31 year-end, primarily to match the local countries’ statutory reporting requirements. The effect of this one-month lag on the Company’s financial position and results of operations is not significant.

Use of Estimates in Preparing Financial Statements—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Presentation—We have presented our unaudited condensed consolidated financial statements in U.S. Dollars, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim reporting. Financial information and disclosures normally included in our financial statements prepared annually in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended January 31, 2013, as updated by the Form 8-K filed November 4, 2013. As discussed further in Note 11, the Company reclassified certain businesses as discontinued operations in both the current and prior periods presented. Amounts presented on the prior year comparable balance sheet have not been reclassified.

Borrowings and payments under the revolving loan facilities were previously reported as net borrowings under revolving loan facilities and as net repayments under revolving loan facilities within the statement of cash flows, rather than as gross amounts as required by ASC 230, Statement of Cash Flows. The presentation for the nine months ended October 31, 2012 has been corrected in the accompanying condensed consolidated financial statements to present borrowing and payments under the revolving loan facilities on a gross basis, rather than a net basis, to conform with this requirement. The change in presentation had no effect on net cash provided by (used in) financing activities and does not affect the Company’s condensed consolidated balance sheets or statements of operations. Accordingly, the Company’s historical net loss, loss per share, total assets and cash and cash equivalents remain unchanged.

The accompanying unaudited condensed consolidated financial statements include all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position, results of operations and cash flows. Results of operations for interim periods are not necessarily indicative of results to be expected for a full year. The Company has evaluated subsequent events through the time of the filing of these condensed consolidated financial statements.

Revenue Recognition—Revenues are recognized on large, long-term construction contracts meeting the criteria of Accounting Standards Codification (“ASC”) Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined. Because the Company has many contracts in process at any given time, these changes in estimates can offset each other minimizing the impact on overall profitability. However, large changes in cost estimates on larger, more complex construction projects can have a material impact on the Company’s financial statements.

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

Inventories—The Company values inventories at the lower of cost, determined using first-in, first-out (“FIFO”) basis, or market. Adjustments of value are recorded for inventory considered to be excess or obsolete. Inventories consist primarily of finished goods, parts and supplies. Raw materials of $1.9 million and $1.8 million were included in inventories in the condensed consolidated balance sheets as of October 31, 2013 and January 31, 2013, respectively.

Goodwill—Goodwill is not amortized. In accordance with ASC Topic 350-20, “Goodwill”, we are required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Goodwill impairment evaluations are by nature, highly subjective. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of each of the reporting units with its carrying amount (including goodwill). If a reporting unit’s carrying amount exceeds its fair value, the second step is performed. The second step involves a comparison of the implied fair value and carrying value of that reporting unit’s goodwill. To the extent that a reporting unit’s goodwill carrying amount exceeds the implied fair value of its goodwill, an impairment loss is recognized. Fair value is estimated using discounted cash flows of the reporting unit and other market-related valuation models, including earnings multiples and comparable asset market values which would be a Level 3 valuation. In making an assessment of fair value, we rely on current and past experience concerning our industry cycles, which historically have proven to be extremely volatile. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.

Intangible Assets—Other intangible assets primarily consist of tradenames, software and licenses, patents and other intangible assets. Amortizable intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from one to thirty-five years.

Other Long-lived Assets—Long-lived assets, including amortizable intangible assets, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance of our assets;

•	significant changes in the use of the assets; and

•	significant negative industry or economic trends.

The Company believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.

Cash and Cash Equivalents—The Company considers investments with an original maturity of three months or less when purchased to be cash equivalents. The Company’s cash equivalents are subject to potential credit risk. The Company’s cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits—Restricted deposits consist of escrow funds associated with acquisitions.

Allowance for Uncollectible Accounts Receivable—The Company makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, the Company makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and also considers a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection.

The Company does not establish an allowance for credit losses on long-term contract unbilled receivables. Adjustments to unbilled receivables related to credit quality, if they occur, are accounted for as a reduction of revenue.

Accrued Insurance Expense—The Company maintains insurance programs where it is responsible for a certain amount of each claim up to a self-insured limit. Estimates are recorded for health and welfare, property and casualty insurance costs that are associated with these programs. These costs are estimated based in part on actuarially determined projections of future payments under these programs. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the condensed consolidated financial statements could be required.

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

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at October 31, 2013 and January 31, 2013, because of the relatively short maturity of those instruments. See Note 7 for other fair value disclosures.

Litigation and Other Contingencies—The Company is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the Company’s business, financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the Company’s assumptions related to these proceedings. The Company records a liability when it is both probable that a liability has been incurred and a minimum amount of loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the Company’s strategies change, it is possible that the Company’s estimate of its probable liability in these matters may change.

Share-based Compensation—The Company recognizes the cost of all share-based instruments in the financial statements and utilizes a fair-value measurement of the associated costs. As of October 31, 2013, the Company had unrecognized compensation expense of $4.6 million to be recognized over a weighted average period of 2.2 years. The Company determines the fair value of share-based compensation granted in the form of stock options using a lattice valuation model. In addition, the Company granted certain market based awards during the first, second and third quarter of fiscal 2014, which were valued using the Monte Carlo simulation model.

Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

Income Taxes—Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, the Company records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. However, income tax expense relating to adjustments to the Company’s liabilities for uncertainty in income tax positions for prior reporting periods are accounted for discretely in the interim period in which it occurs. Income tax expense relating to adjustments for current year uncertain tax positions are accounted for as a component of the adjusted annualized effective tax rate.

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

The Company’s estimate of uncertainty in income taxes is based on the framework established in the accounting for income taxes guidance. This guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For tax positions that meet this recognition threshold, the Company applies judgment, taking into account applicable tax laws and experience in managing tax audits and relevant accounting guidance, to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on our tax return and the benefit reflected in the financial statements is recorded as a liability in the condensed consolidated balance sheet. This liability is updated at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities.

Earnings Per Share—Earnings per share are based upon the weighted average number of common and dilutive equivalent shares outstanding. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. Options to purchase 1.3 million shares have been excluded from weighted average shares in the three and nine months ended October 31, 2013, as their effect was antidilutive. A total of 0.3 million nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2013, as their effect was antidilutive. Options to purchase 1.1 million shares have been excluded from weighted average shares in the three and nine months ended October 31, 2012, as their effect was antidilutive. A total of 0.3 million nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2012, as their effect was antidilutive.

Supplemental Cash Flow Information—The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Nine Months
	Ended October 31,
(in thousands)	2013	2012
Income taxes	$6,854	$12,745
Interest	2,912	2,073
Noncash investing and financing activities:
Preferred units received in SolmeteX, LLC	432	—
Accrued capital additions	439	1,837
Deferred convertible notes offering fees	891	—
Capital lease obligations for equipment	—	35

New Accounting Pronouncements—In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which is effective for fiscal years beginning on or after December 15, 2013. This provides explicit guidance on the presentation of unrecognized tax benefits when NOL carryforwards, tax credit carryforwards, or tax losses occur. The Company elected to adopt this pronouncement effective for the quarter ending July 31, 2013. Adoption of this pronouncement did not have a material impact on the condensed consolidated financial statements.

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

On July 27, 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”, which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 250-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely than-not threshold is defined as having a likelihood of more than 50 percent. If the Company determines that it is not more likely than not that the asset is impaired, the Company will have an option not to calculate annually the fair value of an indefinite-lived intangible asset. The adoption of this pronouncement did not have a significant impact on the Company’s condensed consolidated financial statements.

2. Acquisitions

Fiscal Year 2013

On October 4, 2012, the Company acquired 100% of the stock of Fursol Informatica S.r.l., (“Fursol”) an Italian company. Fursol is active in the business of production, marketing, installation and maintenance of software and electronic devices. The Company believes it will benefit from Fursol’s technology to improve the performance and efficiency of its geoconstruction operations. The aggregate purchase price was $1.0 million. The purchase price was allocated to an identifiable intangible asset associated with computer software valued at $1.5 million (with a weighted-average life of three years) and to a noncurrent liability of $0.5 million.

The results of operations of Fursol have been included in the Company’s condensed consolidated statements of operations commencing on the closing date and were not significant. Pro forma amounts related to Fursol for periods prior to the acquisition have not been presented since the acquisition would not have had a significant effect on the Company’s condensed consolidated revenues or net (loss) income.

On May 30, 2012, the Company acquired the remaining 50% interest of Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). We expected Diberil to expand our geoconstruction capabilities into the Brazil market as well as serve as a platform for further expansion into South America. The aggregate purchase price for the remaining 50% of Diberil of $16.2 million was comprised of cash ($2.4 million of which was placed in escrow to secure certain representations, warranties and indemnifications). The Company acquired the initial 50% interest in Diberil on July 15, 2010. In accordance with accounting guidance in moving Diberil to a fully consolidated basis, the Company remeasured the previously held equity investment to fair value and recognized a loss of $7.7 million during the second quarter of fiscal 2013. The fair value of the 50% noncontrolling interest was estimated to be $15.8 million at the time of the adjustment. The fair value assessment was determined based on the value of the fiscal 2013 transaction, discounted to reflect that the initial interest was noncontrolling, and that there was no ready public market for our interest. The discounts for lack of control and marketability were 5% and 10% respectively, determined based on control premiums seen on transactions in the construction contractor and engineering services market and an estimate of the value of a put option on restricted stock using the Black-Scholes valuation method.

Acquisition related costs of $0.2 million were recorded as an expense in the periods in which the costs were incurred. The purchase price allocation was based on an assessment of the fair value of the assets and liabilities assumed, using the Company’s internal operational assessments and other analyses, which are Level 3 measurements.

Based on the Company’s allocation of the purchase price, the acquisition had the following effect on the Company’s condensed consolidated financial position as of the closing date:

(in thousands)	Diberil
Working capital	$3,592
Property and equipment	33,500
Goodwill	4,025
Other intangible assets	1,000
Other assets	9,131
Other noncurrent liabilities	(16,981)

Total purchase price	$34,267

The $4.0 million of goodwill was assigned to the Geoconstruction division. The purchase price in excess of the value of Diberil’s net assets reflects the strategic value the Company placed on the business. At the time of acquisition, the Company believed it would benefit from synergies as these acquired operations were integrated with the Company’s existing operations. The Company had hoped the presence in Brazil would assist in obtaining contracts in that country as well as in South America. Recent financial results as well as forecasts prepared by the Geoconstruction division reflect a sluggish economy in Brazil with the government of Brazil spending significantly less on infrastructure to date during calendar year 2013, compared to calendar year 2012. These factors resulted in an interim impairment assessment of goodwill as of July 31, 2013. See Note 3 for additional information.

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

The results of operations of Diberil have been included in the Company’s condensed consolidated statements of operations commencing on the closing date.

Assuming the remaining 50% of Diberil had been acquired at February 1, 2012, the unaudited pro forma condensed consolidated revenues, net income (loss), and net income (loss) per share of the Company would be as follows:

	Three Months	Nine Months
	Ended October 31,	Ended October 31,
(in thousands, except per share data)	2012	2012
Revenues	$281,281	$871,222
Net income (loss) attributable to Layne Christensen Company	8,476	(8,303)
Basic income (loss) per share attributable to Layne Christensen Company	$0.43	$(0.43)

Diluted income (loss) per share attributable to Layne Christensen Company	$0.43	$(0.42)

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

3. Goodwill and Other Intangible Assets

The Company performs its assessment of the fair value of goodwill and intangible assets annually (the Company has chosen December 31 as its assessment date) or when events or changes in circumstances indicate an impairment may exist. During the second quarter of fiscal 2014, based on the continued decline in revenues and forecasted results experienced by many of our divisions, the Company reassessed its estimates of the fair value of its reporting units. These circumstances indicated a potential impairment of goodwill in our Geoconstruction division and, as such, we began to assess the fair value of our goodwill to determine if the carrying value exceeded its fair value.

We considered both a market approach and an income approach in estimating the fair value of each reporting unit in our analysis. The market approach may include use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or similar lines of business as the respective reporting unit. The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit. The income approach uses projections of each reporting unit’s estimated cash flows discounted using a weighted average cost of capital that reflects current market conditions. We also compare the aggregate fair value of our reporting units to our market capitalization with consideration of a control premium.

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

As a result of our preliminary analysis in the second quarter of fiscal 2014, we determined the carrying value of the goodwill in the amount of $14.6 million exceeded its fair value and we recorded an impairment charge equal to that amount. We finalized those calculations in the third quarter of fiscal 2014 which resulted in no change to the amounts initially recorded in the second quarter.

The carrying amount of goodwill attributed to each operating segment was as follows:

(in thousands)	Water Resources	Inliner	Heavy Civil	Geoconstruction	Mineral Services	Energy Services	Other	Total
Balance February 1, 2013	$—	$8,915	$—	$14,646	$—	$—	$—	$23,561
Additions	—	—	—	—	—	—	—	—
Impairment of goodwill	—	—	—	(14,646)	—	—	—	(14,646)

Balance October 31, 2013	$—	$8,915	$—	$—	$—	$—	$—	$8,915

Other intangible assets consist of the following:

	October 31, 2013			January 31, 2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$6,260	$(3,101)	14	$8,008	$(3,798)	14
Customer/contract-related	—	—	—	3,340	(3,215)	1
Patents	905	(492)	15	3,012	(1,634)	15
Software and licenses	2,747	(1,565)	3	2,747	(919)	3
Non-competition agreements	680	(340)	6	680	(255)	6
Other	966	(512)	22	1,600	(726)	21

Total intangible assets	$11,558	$(6,010)		$19,387	$(10,547)

As a result of economic factors discussed above, certain intangible assets were also evaluated for impairment. Based upon current undiscounted cash flows, all such intangible assets were deemed recoverable.

Total amortization expense for other intangible assets was $0.4 million and $1.1 million for the three months ended October 31, 2013 and 2012, respectively and $1.2 million and $3.7 million for the nine months ended October 31, 2013 and 2012, respectively.

As of January 31, 2014, amortization will be expensed by fiscal year as follows:

(in thousands)
2014	$1,653
2015	1,305
2016	1,000
2017	639
2018	549
Thereafter	1,657

Total	$6,803

4. Indebtedness

Debt outstanding as of October 31, 2013, and January 31, 2013, was as follows:

	October 31,	January 31,
(in thousands)	2013	2013
Credit agreement	$101,000	$95,000
Capital lease obligations	3,536	3,645
Less amounts representing interest	(870)	(993)
Notes payable	14,899	11,676

Total debt	118,565	109,328
Less notes payable and current maturities of long-term debt	(15,822)	(12,789)

Total long-term debt	$102,743	$96,539

Credit Agreement

The Company maintains a revolving credit facility (the “Credit Agreement”) which extends to March 25, 2016. During the nine months ended October 31, 2013, the Credit Agreement was amended as the Company believed it unlikely that it would be in compliance with its covenants for the quarters ended April 30, 2013, July 31, 2013 and October 31, 2013. The details of each amendment are more fully described below.

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

In connection with the June 2013 amendment, the Company and its domestic subsidiaries granted liens on substantially all of their assets, subject to certain exceptions, including a pledge of up to 65.0% of the equity interests in their first-tier foreign subsidiaries, to secure the Company’s obligations under the Credit Agreement. The term of the agreement was not changed.

Prior to the June 2013 amendment of the Credit Agreement, the Company also maintained a private shelf agreement whereby it could issue up to $150.0 million of unsecured notes before July 8, 2021. In connection with the June 2013 amendment of the Credit Agreement, the shelf agreement was terminated. There were no outstanding notes at the time of the termination.

Due to the continued deterioration in operating results for the quarter ended July 31, 2013, the Company and its lenders amended the Credit Agreement again on September 5, 2013. The September 2013 amendment to the Credit Agreement provided for a waiver of the financial covenants for the quarter ended July 31, 2013. Effective with the September 2013 amendment, the Credit Agreement reduced the commitments from $300.0 million to $200.0 million, provided for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.5% to 3.0% or, a base rate (as defined in the Credit Agreement), plus 0.5% to 2.0%, each depending on the Company’s leverage ratio.

On November 4, 2013, the Company and its lenders amended the Credit Agreement to among other things, (i) reduce the commitments under the Credit Agreement from $200.0 million to $180.0 million, and eliminate the accordion feature under the Credit Agreement; (ii) temporarily increase the interest rate under the Credit Agreement to LIBOR plus 6.0% (or the base rate plus 5.0%); (iii) relax or suspend certain of the Company’s financial covenants on a short-term basis; (iv) reduce the amount of capital expenditures permitted each quarter; (v) require proceeds from asset sales (other than in the ordinary course) to be used to repay amounts outstanding under the Credit Agreement; (vi) decrease the amount of permitted investments; (vii) permit an offering of convertible notes that results in gross proceeds of at least $75.0 million (the “Permitted Convertible Notes Offering”), (viii) eliminate the ability of the Company to incur any additional Priority Indebtedness (as defined in the Credit Agreement), consummate certain acquisitions or make certain restricted payments; and (ix) add-back certain accruals related to any FCPA settlement in computing Consolidated EBITDA.

The November 2013 amendment also provides that effective upon the closing of the Permitted Convertible Notes Offering, described below, that the net proceeds from such offering must be applied to repay amounts outstanding under the Credit Agreement. Pursuant to the terms of the November 2013 amendment on November 12, 2013 (the date the Permitted Convertible Notes Offering was closed) among other things: (i) the commitments under the Credit Agreement were further reduced from $180.0 million to $150.0 million; (ii) the interest rate under the Credit Agreement was reduced to, at the Company’s option, either the LIBOR rate plus 4.0% or the base rate plus 3.0% until the delivery of the financial statements for the fiscal year ended January 31, 2015, at which time the interest rate will vary based on the Company’s leverage; (iii) a minimum Asset Coverage Ratio (generally defined as the ratio of accounts receivable and inventory for the Company and its subsidiaries to outstanding borrowings and letters of credit under the credit agreement) of 2.00 to 1.00 was added to the Credit Agreement; (iv) a covenant was added requiring the Company to have Minimum Liquidity (generally defined as the remaining amount available for borrowing under the revolving credit facility plus up to $15.0 million of unrestricted cash) of at least $50.0 million; (v) the amount of Priority Indebtedness, investments, acquisitions and restricted payments permitted under the Credit Agreement (although such amounts are lower than the amounts permitted prior to the November 2013 amendment); and (vi) amend the financial covenants as follows:

	Quarter Ended
(in thousands except for ratios)	October 31, 2013	January 31, 2014	April 30, 2014	July 31, 2014	October 31, 2014	Thereafter
Minimum Quarterly EBITDA	$5,000	6,750	11,500	12,500	10,500	—
Minimum Ratio of EBITDA to Fixed Charges	—	—	1.5X	1.5X	1.5X	1.5X
Maximum Funded Debt to EBITDA	—	—	—	—	—	3.0X
Maximum Capital Expenditures (1)	$—	$9,500	$14,000	$14,000	$14,000	$14,000

(1)	Maximum capital expenditures presented above include a rollover feature that allows for any unused portion of the previous quarter’s capital expenditures to be carried forward and utilized only in the next quarter.

On November 12, 2013, the Company received the proceeds net of the Initial Purchaser’s discount and commission from the Convertible Notes Offering in the amount of $106.4 million. As of November 15, 2013, the Company had paid the outstanding balance of the Credit Agreement in full. The balance of the proceeds received from the Convertible Notes Offering were used to pay the additional fees associated with the transaction and other working capital needs. With the pay down on the outstanding balance of the Credit Agreement, the amount available for borrowing under on this facility is approximately $71.5 million (the $150 million of commitments under the Credit Agreement less outstanding letters of credit of $28.5 million and the $50.0 million of required minimum liquidity).

The Company incurred a total of $1.5 million in fees in connection with the June 2013, September 2013 and November 2013 amendments. Of that amount, $0.4 million was written off during the third quarter ending October 31, 2013 as this portion of the fee was associated with the reduction in the revolver capacity associated with the September 2013 amendment. The Company expects to write off an additional $0.3 million, in the fourth quarter of fiscal 2014, associated with the reduction in the borrowing capacity associated with the November 2013 amendment. The remaining portion of the fees will be amortized over the life of the agreement.

As of October 31, 2013, debt outstanding will mature as follows:

			Capitalized
	Notes	Credit	Lease
(in thousands)	Payable	Agreement	Obligations	Total
2014	$14,583	$—	$1,239	$15,822
2015	296	—	1,085	1,381
2016	12	101,000	342	101,354
2017	8	—	—	8

As of October 31, 2013, we are in compliance with our covenants as amended.

4.25% Convertible Senior Notes due 2018

On November 5, 2013, in connection with a private offering, the Company entered into a purchase agreement (the “Purchase Agreement”) with Jefferies LLC (the “Initial Purchaser”) relating to the sale by the Company of $110.0 million aggregate principal amount of 4.25% Convertible Notes due 2018 (the “Notes”), in a private placement to “qualified institutional buyers” in the United States, as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Purchase Agreement contained customary representations, warranties and covenants by the Company together with customary closing conditions. Under the terms of the Purchase Agreement, the Company agreed to indemnify the Initial Purchaser against certain liabilities. The offering of the Notes was completed on November 12, 2013, in accordance with the terms of the Purchase Agreement. The sale of the Notes generated net proceeds of approximately $105.2 million after deducting the Initial Purchaser’s discount and commission and the estimated offering expenses payable by the Company. The Purchase Agreement also included an option to purchase up to an additional $15.0 million aggregate principal amount of Notes. On December 5, 2013, the Initial Purchaser exercised this option, which generated proceeds net of the Initial Purchaser’s discount and commission in the amount of

$14.6 million. The Company used these proceeds primarily as an increase in cash on hand. The Notes were issued pursuant to an Indenture, dated November 12, 2013 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes are senior, unsecured obligations of the Company. The Notes will be convertible, at the option of the holders, into consideration consisting of, at the Company’s election, cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018. However, before May 15, 2018, the Notes will not be convertible only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of the Company’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the consecutive five business day period immediately after any five consecutive trading day period (the five consecutive trading day period being referred to as the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Notes, as determined following a request by a holder of the Notes in the manner required by the Indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s common stock and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; and (4) if the Company has called the Notes for redemption. The Company will be required to settle conversions in shares of the Company’s common stock, together with cash in lieu of any fractional shares, until it has obtained stockholder approval.

The 4.25% Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The 4.25% Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate is 43.6072 shares of the Company’s common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of the Company’s common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, the Company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the Company’s calling the Notes for redemption.

On and after November 15, 2016, and prior to the maturity date, the Company may redeem all, but not less than all, of the Notes for cash if the sale price of the Company’s common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Notes will have the right, at their option, to require the Company to repurchase their Notes in cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In accordance with Accounting Standards Codification (“ASC”) 470-20, Debt with Conversion and Other Options, the Company will separately account for the liability and equity conversion components of the 4.25% Convertible Notes. The principal amount of the liability component of the 4.25% Convertible Notes was $93.3 million as of the date of issuance based on the present value of its cash flows using a discount rate of 8.0%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $16.7 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.6 million was allocated to the equity conversion component. The liability component will be accreted to the principal amount of the 4.25% Convertible Notes using the effective interest method over five years.

In accordance with guidance in ASC 470-20 and ASC 815-15, Embedded Derivatives , the Company determined that the embedded conversion components and other embedded derivatives of the 4.25% Convertible Note do not require bifurcation and separate accounting.

5. Other Income, Net

Other income, net consisted of the following for the three and nine months ended October 31, 2013 and 2012:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2013	2012	2013	2012
Gain from disposal of property and equipment	$470	$1,293	$4,716	$2,734
Interest income	17	28	60	151
Currency exchange (loss) gain	(102)	(687)	(768)	273
Other	(265)	487	(47)	946

Total	$120	$1,121	$3,961	$4,104

During July 2013, the Company determined its investment in a joint venture was no longer viable. The related investment of $0.6 million was determined to be unrecoverable and was written off. In April 2013, the Company received insurance proceeds totaling $0.5 million as payment for equipment lost in a fire. These proceeds are included in gains from disposal of property and equipment.

6. Income Taxes

Income tax (benefit)/expense for continuing operations of $(3.9) million and $52.1 million were recorded in the three and nine months ended October 31, 2013, respectively, compared to $(1.2) million and $5.6 million for the same periods last year. The Company recorded a discrete period tax (benefit) expense of approximately $(3.3) million and $47.3 million during the three and nine months ended October 31, 2013 that were primarily related to a valuation allowance recorded on the Company’s domestic deferred tax assets during the second quarter, and the recognition of a $4.3 million tax benefit during the third quarter resulting from a change in the Company’s decision to carryback its domestic net operating loss generated in the prior fiscal year. During the nine months ended October 31, 2012, the Company recognized a pretax loss on its investment in Diberil for which no tax benefit was recorded. The effective tax rates for continuing operations for the three and nine months ended October 31, 2013 were 20.2% and (77.2) %, respectively, compared to (16.1) % and 35.3% for the same periods last year. The difference between the current year effective rates and the statutory effective rate resulted from the discrete period tax expense and benefit discussed above, an impairment to goodwill during the second quarter on which no tax benefit was recorded, an increase in the valuation allowance recorded against deferred tax assets generated in the current year in the U.S. and certain foreign jurisdictions, and tax accruals recorded on certain foreign tax contingencies. The difference between the actual effective tax rates and the statutory tax rate in the prior year periods resulted from the loss on the equity investment on which no tax benefit was recorded.

The Company recorded the valuation allowance on its domestic deferred tax asset during the second quarter due to losses from domestic operations and forecasts of losses for the current year to the extent we expected to be in a cumulative loss position for the three year period ending January 31, 2014. Based on this assessment, the Company could not support the realization of its domestic deferred tax assets in future periods, and the remaining domestic deferred tax asset was written off. The Company does maintain $2.3 million of deferred tax assets in various foreign jurisdictions as of October 31, 2013, where management believes that realization is more likely than not. Management will continue to evaluate all of the evidence in future quarters and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude the Company from using its loss carryforwards or utilizing other deferred tax assets in the future.

The Company recorded $3.6 million of tax expense on unrecognized tax benefits for certain foreign tax contingencies during the nine months ended October 31, 2013, as compared to $0.2 million for the same period last year. As of October 31, 2013 and January 31, 2013, the total number of unrecognized tax benefits recorded was $16.0 million and $13.4 million respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next year by approximately $6.8 million due to settlements of audit issues and expiration of statutes of limitation. The Company classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. The Company reports income tax-related interest and penalties as a component of income tax expense. As of October 31, 2013 and January 31, 2013, the total amount of liability for income tax-related interest and penalties was $9.5 million and $8.8 million, respectively.

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

The Company’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. The Company’s financial instruments held at fair value are presented below as of October 31, 2013, and January 31, 2013:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
October 31, 2013
Financial Assets:
Restricted deposits held at fair value	$2,869	$2,869	$—	$—
Preferred units of SolmeteX, LLC	$455	$—	$—	$455
January 31, 2013
Financial Assets:
Restricted deposits held at fair value	$2,861	$2,861	$—	$—
Financial Liabilities:
Contingent earnout of acquired businesses(1)	$—	$—	$—	$—

(1)	The fair value of the contingent earnout of acquired businesses was determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach. Key assumptions include a discount rate of 41.2% and annual revenues of acquired businesses ranging from $1.5 million to $6.1 million over the life of the earnout. On July 31, 2012, the contingent earnout was reassessed and, based on our estimates of the likelihood of future revenues subject to the earnout provisions, assigned no value. Our conclusions have not changed since that time.

Other Financial Instruments

The Company uses the following methods and assumptions in estimating the fair value disclosures for its other financial instruments:

Cash – The carrying amounts that the Company has reported in the accompanying condensed consolidated balance sheets for cash approximate their fair values and are classified as Level 1 within the fair value hierarchy.

Short-term and long-term debt – The fair value of debt instruments is classified as Level 2 within the fair value hierarchy and is valued using a market approach based on quoted prices for similar instruments traded in active markets. Where quoted prices are not available, the income approach is used to value these instruments based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

8. Stock and Stock Option Plans

The Company has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of October 31, 2013, there were 232,892 shares which remain available to be granted under the plans. The Company has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. The Company granted 22,289 restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the nine months ended October 31, 2013. The Company also granted 80,613 performance vesting shares under the Layne Christensen Company 2006 Equity Incentive Plan during the nine months ended October 31, 2013. The grants consist of both service based awards and market based awards.

The Company recognized compensation cost for these share-based plans of $0.5 million and $0.8 million for the three months ended October 31, 2013 and 2012, respectively, and $2.5 million and $3.1 million of compensation cost for these share-based plans during the nine months ended October 31, 2013 and 2012, respectively. Of these amounts, $1.1 million and $1.4 million, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $1.0 million and $1.2 million for the nine months ended October 31, 2013 and 2012, respectively.

A summary of nonvested share activity for the nine months ended October 31, 2013, is as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2013	275,666	$27.41	$5,905
Granted - Directors	4,744	21.08
Granted - Restricted stock units	22,289	20.96
Granted - Performance vesting shares	80,613	14.61
Vested	(10,065)	27.21
Canceled	(8,099)	20.89
Forfeitures	(22,808)	17.88

Nonvested stock at October 31, 2013	342,340	24.83	$6,621

Options outstanding at October 31, 2013, related exercise price and remaining contractual term were as follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Contractual Term (Months)
6/04	20,000	20,000	$16.60	8
6/04	38,076	38,076	16.65	8
6/05	10,000	10,000	17.54	20
9/05	90,957	90,957	23.05	23
1/06	118,750	118,750	27.87	27
6/06	80,000	80,000	29.29	32
6/07	65,625	65,625	42.26	44
7/07	15,500	15,500	42.76	45
2/08	62,463	62,463	35.71	51
1/09	6,000	6,000	24.01	62
2/09	105,141	105,138	15.78	63
2/09	4,580	4,580	15.78	63
6/09	87,784	87,784	21.99	67
6/09	2,472	2,472	21.99	67
2/10	66,440	66,440	27.79	75
2/10	2,721	2,721	25.44	75
2/11	83,100	59,342	33.10	87
3/11	1,312	874	34.50	89
6/11	2,096	1,397	28.71	91
7/11	17,893	11,927	29.31	93
2/12	168,930	79,771	24.32	99
4/12	27,135	9,030	21.77	101
7/12	4,708	1,553	20.89	104
8/12	9,554	3,152	20.56	105
4/13	190,234	45,613	21.08	113
5/13	14,952	—	20.40	114
9/13	8,648	—	19.49	118

	1,305,071	989,165

All options were granted at an exercise price equal to the fair market value of the Company’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $8.15 and $10.93 for the nine months ended October 31, 2013 and 2012, respectively. The fair value was based on a weighted average exercise multiple of 2.15, a post-vesting weighted average forfeiture assumption of 2.51%, no dividend yield, an average risk-free rate of 1.09% and 1.32%, respectively, and assumed average volatility of all options outstanding are expected to be 43.47%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years.

Transactions for stock options for the nine months ended October 31, 2013, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2013	1,285,303	$25.97	5.5	$1,784
Granted	218,176	20.97
Exercised	(72,611)	15.96
Forfeited	(125,797)	28.67

Outstanding at October 31, 2013	1,305,071	25.43	5.6	566

Exercisable at February 1, 2013	965,750	25.95	4.5	1,710
Exercisable at October 31, 2013	989,165	26.20	4.6	566

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

	Percentage Owned Directly	Percentage Owned Indirectly
Boyles Bros Servicios Tecnicos Geologicos S. A. (Panama)	50.00%
Boytec, S.A. (Panama)		50.00%
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)		50.00
Sondajes Colombia, S.A. (Columbia)		50.00
Mining Drilling Fluids (Panama)		25.00
Plantel Industrial S.A. (Chile)		50.00
Christensen Chile, S.A. (Chile)	50.00
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Centro Internacional de Formacion S.A. (Chile)		50.00
Geoestrella S.A. (Chile)		25.00
Diamantina Christensen Trading (Panama)	42.69
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boyles Bros., Diamantina, S.A. (Peru)	29.49

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on the Company’s investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2013	2012	2013	2012
Income statement data:
Revenues	$42,270	$102,020	$176,217	$361,918
Gross profit	2,085	23,049	18,388	88,422
Operating (loss) income	(3,904)	13,879	(3,269)	54,116
Net (loss) income	(4,653)	10,826	(7,825)	41,640

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

During the third quarter of fiscal 2014, the Company has changed the name of its Mineral Exploration division to Mineral Services to more accurately describe the offerings within that division.

Effective with the start of fiscal 2014, operating responsibility for certain of our operations has changed which resulted in a change in reportable segments. Our Specialty Drilling group and operations in Ethiopia have been shifted from the Water Resources division to the Mineral Services division. We believe the shift more closely aligns our international operating expertise in the markets in which those groups operate. We have also shifted certain of our purchasing groups out of the Water Resources division as they are now focusing on worldwide purchasing for all divisions. These purchasing groups, which also have some third party sales, are now grouped in our Other section. Information for prior periods has been reclassified to conform to our new presentation. We have also separated the Energy Services division from Other and are presenting it as a separate segment due to the expected growth within the Energy Services division.

In addition to the change in reportable segments, in the first quarter of fiscal 2014, the Company has classified the operations of SolmeteX as a discontinued operation, as discussed in Note 11.

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

Inliner Division

The Inliner division provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. We focus on our proprietary Inliner® cured-in-place pipe (“CIPP”) which allows us to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Our trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. We are unique in that the technology itself, the liner tube manufacturer and the largest installer of the Inliner CIPP technology are all housed within our family of companies. While we focus on our proprietary Inliner CIPP, we are committed to full system renewal. We also provide a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and manhole renewal with cementitious and epoxy products. The Inliner division provides services in most regions of the U.S.

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

Mineral Services Division

The Mineral Services division conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Global mining companies hire us to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development. We help them determine if there is a minable mineral deposit on the site, assess whether it will be economical to mine and to assist in mapping the mine layout. Our primary markets are in the western U.S., Mexico, Australia, Brazil and Africa. We also have ownership interests in foreign affiliates operating in Latin America that form our primary presence in this market.

Energy Services Division

The Energy Services division focuses its efforts to provide a closed loop water management solution to energy companies involved in hydraulic fracturing. Our initial focus is in the water-stressed Permian Basin of West Texas, an oil provenance, where we are providing water sourcing, transfer and soon treatment. Our expertise in water well drilling coupled with our flat-hose transfer solution from the water source to the well site where hydraulic fracturing occurs followed by treatment of the produced water and then recapture and recycling that water for reuse in other hydraulic fracturing operations provides a sustainable and environmentally responsible solution to energy companies operating in a part of the country which has significant water shortages and drought. Our system is designed to have virtually no surface discharge of formation or produced and treated water. The Company believes our cradle-to-cradle water management solution will be commercially proven and will begin to increase in scale in the next twelve months and in terms of both revenue and operating income. The Energy Services division will provide services in most regions of the U.S.

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

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2013	2012	2013	2012
Revenues
Water Resources	$46,807	$55,135	$135,876	$164,677
Inliner	43,806	32,115	111,971	101,682
Heavy Civil	63,820	70,472	213,431	219,723
Geoconstruction	20,087	44,816	62,966	104,208
Mineral Services	39,773	76,498	144,326	243,965
Energy Services	1,727	1,256	5,268	4,435
Other	5,481	3,087	15,241	7,635
Intersegment Eliminations	(5,039)	(2,098)	(14,156)	(5,307)

Total revenues	$216,462	$281,281	$674,923	$841,018

Equity in (losses) earnings of affiliates
Geoconstruction	$—	$—	$—	$3,488
Mineral Services	(2,300)	4,947	(4,088)	15,581

Total equity in (losses) earnings of affiliates	$(2,300)	$4,947	$(4,088)	$19,069

Income (loss) from continuing operations before income taxes
Water Resources	$583	$2,702	$2,193	$5,393
Inliner	5,717	2,791	12,025	7,927
Heavy Civil	352	(5,487)	(1,190)	(21,632)
Geoconstruction	(2,873)	5,233	(28,771)	4,617
Mineral Services	(9,666)	11,231	(7,484)	48,087
Energy Services	(1,167)	(1,094)	(2,656)	(2,367)
Other	(57)	477	285	426
Unallocated corporate expenses	(10,332)	(6,794)	(36,995)	(23,481)
Interest expense	(2,038)	(1,604)	(4,908)	(3,020)

Total (loss) income from continuing operations before income taxes	$(19,481)	$7,455	$(67,501)	$15,950

Product Line Revenue Information
Water systems	$47,783	$57,482	$141,708	$165,373
Water treatment technologies	8,580	13,349	29,157	36,205
Sewer rehabilitation	43,806	32,115	111,971	101,682
Water and wastewater plant construction	38,104	32,260	121,482	97,098
Pipeline construction	17,529	25,636	64,029	91,902
Soil stabilization	22,032	54,240	70,670	130,548
Environmental and specialty drilling	1,979	1,557	4,613	6,369
Exploration drilling	35,040	62,924	126,955	206,615
Other	1,609	1,718	4,338	5,226

Total revenues	$216,462	$281,281	$674,923	$841,018

Geographic Information
Revenue
United States	$174,573	$210,460	$522,161	$654,034
Africa/Australia	8,035	19,314	33,904	74,416
South America	15,690	21,976	43,852	36,036
Mexico	13,070	18,443	48,696	56,381
Other foreign	5,094	11,088	26,310	20,151

Total revenues	$216,462	$281,281	$674,923	$841,018

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

During the second quarter of fiscal year 2013, the Company authorized the sale of its Energy division and considered it a discontinued operation. The sale of the division was complete on October 1, 2012. On October 2, 2013, the Company received the final escrow proceeds of $1.5 million related to this sale.

The financial results of the two discontinued operations are as follows:

	Three Months	Nine Months
	Ended October 31,	Ended October 31,
(in thousands)	2012	2013	2012
Revenues	$4,054	$3,552	$13,384
(Loss) income before income taxes	(137)	9,505	(35,214)
Income tax benefit (expense)	145	(3,707)	13,679
Net income (loss) from discontinued operations	8	5,798	(21,535)

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

In connection with the Company updating its Foreign Corrupt Practices Act (“FCPA”) policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by the Company to agents and other third parties interacting with government officials in certain countries in Africa. The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. The internal investigation has found documents and information suggesting that improper payments, which may violate the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of the Company to third parties interacting with government officials in Africa relating to the payment of taxes, the importing of equipment and the employment of expatriates. We have made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) regarding the results of our investigation and we are cooperating with the DOJ and the SEC in connection with their review of the matter.

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

The Company is engaged in discussions with the DOJ and the SEC regarding a potential negotiated resolution of these matters. The Company believes that it is likely that any settlement will include both the payment of a monetary fine and the disgorgement of any improper benefits. In May 2013, the staff of the SEC orally advised the Company that they calculated the estimated benefits to the Company from allegedly improper payments, plus interest thereon, to be approximately $4.8 million, which amount was accrued by the Company as of April 30, 2013. Based on the results of the Company’s internal investigation, an analysis of the resolution of recent and similar FCPA resolutions, the Company currently estimates a potential settlement range for resolving these matters (including the amount of a monetary penalty and the disgorgement of any improper benefits plus and interest) of $10.4 million to $16.0 million. The Company has increased its reserve for the settlement of these matters from $4.8 million to $10.4 million, representing the low end of this range.

At this time, we can provide no assurances as to whether the Company will be able to settle for an amount equal to its current reserve or within its estimated settlement range or whether the SEC or DOJ will accept voluntary settlement terms that would be acceptable to the Company. Furthermore, the Company cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government was to litigate the matter. As such, based on the information available at this time, any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation, and any related settlement discussions with the government; the amount of the actual liability for any fines, penalties, disgorgement or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date.

Other than the indication of the estimated disgorgement amount noted above, the Company has not received any proposed settlement offers from the SEC or DOJ and there can be no assurance that its discussions with the DOJ and SEC will result in a final settlement of any or all of these issues or, if a settlement is reached, the timing of any such settlement or that the terms of any such settlement would not have a material adverse effect on the Company.

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

The Company is involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of the Company’s business. The Company believes that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon its business or condensed consolidated financial position, results of operations or cash flows.

13. Relocation

In September 2013, the Company moved into its new corporate headquarters in The Woodlands, Texas, a suburb of Houston. The move involved most executive positions in Layne’s corporate leadership, as well as certain other management and staff positions. Most senior executives from Layne’s six divisions will ultimately consolidate into the Houston headquarters. The relocation is expected to be substantially complete by the end of the fiscal year. The Company has incurred expenses of $1.9 million and $8.8 million in the three months and nine months ended October 31, 2013, respectively. The Company incurred $2.7 million in expenses associated with the relocation during fiscal 2013. The expenses are included in selling, general and administrative expenses in the condensed consolidated financial statements, and consist primarily of employee relocation costs, severance and employee retention arrangements. The Company expects to incur approximately $2.5 million of additional expenses over the remainder of fiscal year 2014.

14. Subsequent Event

As discussed in Note 4, on November 4, 2013, the Company entered into an additional amendment of its Credit Agreement, which among other things waived the covenants for the three months ending October 31, 2013, and provided the Company with adjusted, favorable financial covenants.

On November 12, 2013, the Company issued $110.0 million in aggregate principal amount of the Company’s 4.25% Convertible Senior Notes due 2018 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company received the proceeds net of the Initial Purchaser’s discount and commission from the Convertible Notes Offering in the amount of $106.4 million. As of November 15, 2013, the Company had paid the outstanding balance of the Credit Agreement in full. The balance of the proceeds received from the Convertible Notes Offering were used to pay the additional fees associated with the transaction and other working capital needs. With the pay down on the outstanding balance of the Credit Agreement, the amount available for borrowing under on this facility is approximately $71.5 million (the $150 million of commitments under the Credit Agreement less outstanding letters of credit of $28.5 million and the $50.0 million of required minimum liquidity). The Purchase Agreement also included an option to purchase up to an additional $15.0 million aggregate principal amount of Notes. On December 5, 2013, the Initial Purchaser exercised this option, which generated proceeds net of the Initial Purchaser’s discount and commission in the amount of $14.6 million. The Company used these proceeds primarily as an increase in cash on hand. See Note 4 for additional information.

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

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne Christensen Company, our operations and our present business environment. MD&A is provided as a supplement to—and should be read in connection with—our condensed consolidated financial statements and the accompanying notes thereto included under Part I Item 1 of this report. MD&A should also be read in conjunction with our consolidated financial statements as of January 31, 2013, and for the year then ended, and the related MD&A, both of which are contained in our Form 10-K for the year ended January 31, 2013 and as updated in our Form 8-K filed on November 4, 2013. MD&A includes the following sections:

•	Our Business—a general description of our business and key fiscal 2014 events.

•	Consolidated Review of Operations—an analysis of our condensed consolidated results of operations for the three and nine months ended October 31, 2013.

•	Operating Segment Review of Operations—an analysis of our results of operations for the three and nine months ended October 31, 2013, as presented in our condensed consolidated financial statements for our reporting segments: Water Resources division, Inliner division, Heavy Civil division, Geoconstruction division, Mineral Services division and Energy Services division.

•	Liquidity and Capital Resources—an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies—a discussion of changes to our critical accounting policies in the current period that involve a higher degree of judgment or complexity. This section also includes the impact of new accounting standards.

Our Business

Layne is a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. The Company’s operational and organizational structure is divided into six divisions based on primary service lines. Each division is comprised of individual district offices, which primarily offer similar services and serve similar markets. Periodically, individual offices within a division may perform services that are normally provided by another division. When that happens, the results of those services are recorded in the originating offices’ own division. For example, if a Mineral Services division office performed water well drilling services, the revenues would be recorded in the Mineral Services division rather than the Water Resources division. See Note 10 to the condensed consolidated financial statements for a discussion of the Company’s segments.

Key Fiscal 2014 Events

•	Operating responsibility of certain of our operations has been changed effective with fiscal 2014. Our Specialty Drilling group and operations in Ethiopia have been shifted from the Water Resources division to the Mineral Services division. We believe this shift more closely aligns these businesses with our international operating expertise. We have also shifted certain of our purchasing groups out of Water Resources as they are now focusing on worldwide purchasing for all divisions. These groups, which also have some third party sales, are now grouped in our Other section. Information for prior periods has been reclassified to conform to our new presentation.

•	The effects of the Company’s concentration in state and local government contracts has added to the decline in revenues for the first nine months of the year as municipalities continue to balance their constrained budgets with the need for improvement of their infrastructure. The Company believes this effect will continue throughout the end of the fiscal year. The Water Resources, Heavy Civil and Geoconstruction divisions are the segments within the Company which are most affected by this.

•	The Company’s Mineral Services division continues to be impacted by the global mining exploration slowdown, both in the minerals exploration markets served by our wholly owned operation and our Latin America affiliates. Global exploration spending has decreased significantly over the past year in every geographic region. This global slowdown can be attributed in part to several factors. The first factor involves regulatory actions taken by government authorities to impose additional taxes on mining companies. These taxes have had a severe impact on mining in the regions where they have been imposed, as companies react to the increased taxation by reducing or stopping production. The second factor contributing to the decline in Mineral Services financial results are labor issues in areas other than the U.S. which have imposed economic stresses on the mining companies. As labor groups request additional pay concessions, the mining companies have reacted by reducing or halting production. Another economic factor involves some of our customers who are in multiple businesses. Their capital needs may cause them to adjust their activities within their mining divisions. This impacts us as our customers react to their own strategic process. The Company believes the mineral exploration industry to be a cyclical business. Commodity prices decreased significantly during calendar year 2012 and have continued to decline in calendar 2013. The supply of copper has exceeded the demand, driving its price down. Gold prices have decreased to a level that is below the cost of production for many companies. Given the assets within the division are in good working order, are geographically diversified, the division has a better than average safety record and our ability to deploy rapidly when requested to deploy to new sites, the Company believes it will be able to react in an expedient manner when the market turns. For the nine months ended October 31, 2013 revenues have decreased by 40.8% from the same period last year. Our equity in earnings from our affiliates has decreased by 126.2% from the previous year.

•	The Geoconstruction division is experiencing continued weakness for the nine months ended October 31, 2013 compared to the nine months ended October 31, 2012. This division operates in both the United States and in Brazil. During fiscal year 2013, the Company acquired the remaining shares in Diberil as it was believed the presence in Brazil would assist in obtaining contracts in that country as well as within other countries in South America, particularly when considering the amount of infrastructure needed for the upcoming Olympics and World Cup soccer games. Brazil is currently suffering a sluggish economy and is not spending as aggressively as the Brazilian government had projected. During the second quarter of fiscal year 2014, the Brazilian government released statistics that verified that it had not been spending funds from its budget as planned. The government did not provide a timeframe as to when spending would resume. During this same time, the U.S. contracting sector of this division, did not realize the level of contracts executed that it had forecasted. The division had felt significant contracts would be executed during the second quarter of fiscal year 2014. Due to a delay in executing contracts and continued weakness in the division, the Company reassessed its estimates of fair value of the goodwill of this division. Based on this analysis, the Company determined the carrying value of goodwill exceeded its fair value. In response to these factors, the Company recorded an impairment charge of $14.6 million, representing the total carrying value of this division’s goodwill, during the second quarter of fiscal year 2014.

Subsequent to the completion of the goodwill impairment test, the Geoconstruction division executed two contracts totaling $76 .0 million for work to be performed in San Francisco. The first contract consists of specialized foundation work for the TransBay Tower, a new sixty-one story building located adjacent the Trans Bay Transit Center. The second San Francisco project is the construction of foundations for three new underground subway stations for the Central Subway Project. A third contract has also been executed during the third quarter of fiscal year 2014 at the Punta del Tigre combined cycle power station in Uruguay. This work will be performed by one of our Brazilian subsidiaries. The revenues from these contracts are expected to be recognized beginning in fiscal year 2015. The Company continues to believe that significant contracts will be executed by the Geoconstruction division during the remainder of fiscal year 2014; however it is unclear when those contracts will be executed and, if executed, when the Company will begin to recognize income.

•	The Company recorded a $51.6 million valuation allowance on its U.S. deferred tax assets during the fiscal year 2014 which resulted in no remaining deferred tax assets. The Company does maintain $2.3 million of deferred tax assets for certain foreign jurisdictions where management believes realization is more likely than not. See Note 6 for additional information.

•	On July 31, 2013, the Company sold SolmeteX, an operation within the Water Resources division, primarily involved in the dental wastewater treatment market, for a total purchase price of $11.1 million, which consisted of cash and preferred units of SolmeteX, LLC. The Company entered into an amendment to its Credit Agreement on November 4, 2013 to allow relief on its covenants and to also allow the Company to enter into a Convertible Note Offering. The Company had previously entered into amendments to its Credit Agreement to allow covenant relief in June and September 2013. See Liquidity and Capital Resources for additional information.

•	On November 12, 2013, the Company issued $110.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2018 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company also granted the Initial Purchaser of the Notes an option to purchase up to an additional $15.0 million in aggregate principal amount of the Notes to cover overallotments, if any. The Initial Purchaser exercised these options in the amount of $15.0 million on December 5, 2013. See Liquidity and Capital Resources for additional information.

•	During the third fiscal quarter of 2014 the Mineral Exploration division was renamed the Mineral Services division to better reflect the broad services provided. We have reflected this change in name herein.

Consolidated Review of Operations

The following table presents, for the periods indicated, the percentage relationship which certain items reflected in the Company’s condensed consolidated statements of operations bear to revenues and the percentage increase or decrease in the dollar amount of such items period to period.

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	2013	2012	2013	2012
Revenues:
Water Resources	21.6%	19.6%	20.1%	19.6%
Inliner	20.2	11.4	16.6	12.1
Heavy Civil	29.5	25.1	31.6	26.1
Geoconstruction	9.3	15.9	9.3	12.4
Mineral Services	18.4	27.2	21.4	29.0
Energy Services	0.8	0.4	0.8	0.5
Other	2.5	1.1	2.3	0.9
Intersegment Eliminations	(2.3)	(0.7)	(2.1)	(0.6)

Total net revenues	100.0%	100.0%	100.0%	100.0%

Cost of revenues (exclusive of depreciation and amortization, shown below)	(81.7)%	(79.8)%	(82.8)%	(80.1)%
Selling, general and administrative expenses	(18.3)	(13.6)	(17.6)	(14.1)
Depreciation and amortization	(7.0)	(5.6)	(6.8)	(5.4)
Impairment charge	—	—	(2.2)	—
Loss on remeasurement of equity investment	—	—	—	(0.9)
Equity in (losses) earnings of affiliates	(1.1)	1.8	(0.6)	2.3
Interest expense	(0.9)	(0.6)	(0.7)	(0.4)
Other income, net	—	0.5	0.7	0.5

(Loss) income from continuing operations before income taxes	(9.0)	2.7	(10.0)	1.9
Income tax benefit (expense)	1.8	0.4	(7.7)	(0.7)

Net (loss) income from continuing operations	(7.2)	3.1	(17.7)	1.2
Net income (loss) from discontinued operations	—	—	0.8	(2.5)

Net (loss) income	(7.2)	3.1	(16.9)	(1.3)
Net income attributable to noncontrolling interests	(0.1)	(0.1)	—	(0.1)

Net (loss) income attributable to Layne Christensen Company	$(7.3)%	3.0%	(16.9)%	(1.4)%

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

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2013	2012	2013	2012
Revenues
Water Resources	$46,807	$55,135	$135,876	$164,677
Inliner	43,806	32,115	111,971	101,682
Heavy Civil	63,820	70,472	213,431	219,723
Geoconstruction	20,087	44,816	62,966	104,208
Mineral Services	39,773	76,498	144,326	243,965
Energy Services	1,727	1,256	5,268	4,435
Other	5,481	3,087	15,241	7,635
Intersegment Eliminations	(5,039)	(2,098)	(14,156)	(5,307)

Total revenues	$216,462	$281,281	$674,923	$841,018

Equity in (losses) earnings of affiliates
Geoconstruction	$—	$—	—	$3,488
Mineral Services	(2,300)	4,947	(4,088)	15,581

Total equity in (losses) earnings of affiliates	$(2,300)	$4,947	$(4,088)	$19,069

Income (loss) from continuing operations before income taxes
Water Resources	$583	$2,702	$2,193	$5,393
Inliner	5,717	2,791	12,025	7,927
Heavy Civil	352	(5,487)	(1,190)	(21,632)
Geoconstruction	(2,873)	5,233	(28,771)	4,617
Mineral Services	(9,666)	11,231	(7,484)	48,087
Energy Services	(1,167)	(1,094)	(2,656)	(2,367)
Other	(57)	477	285	426
Unallocated corporate expenses	(10,332)	(6,794)	(36,995)	(23,481)
Interest expense	(2,038)	(1,604)	(4,908)	(3,020)

Total (loss) income from continuing operations before income taxes	$(19,481)	$7,455	$(67,501)	$15,950

Total revenues decreased $64.8 million or 23.0%, to $216.5 million, for the three months ended October 31, 2013, and decreased $166.1 million or 19.8%, to $674.9 million for the nine months ended October 31, 2013, as compared to the same periods last year. A further discussion of results of operations by division is presented below.

Cost of revenues decreased $47.5 million or 21.1% to $176.9 million (81.7% of revenues) and decreased $114.7 million or 17.0% to $558.6 million (82.8% of revenues) for the three and nine months ended October 31, 2013, compared to $224.4 million (79.8% of revenues) and $673.3 million (80.1% of revenues) for the same periods last year. Margin pressures across most divisions, especially those exposed to the municipal sector have increased cost of revenues as a percentage of revenues for the three and nine months ended October 31, 2013.

Selling, general and administrative expenses increased 3.7% to $39.7 million compared to $38.3 million for the three months ended October 31, 2013 and October 31, 2012, respectively. The increases are due to the additional accrual of $5.6 million associated with the FCPA investigation, an increase in legal expenses of $1.5 million, offset by decreases in both accrued compensation of $4.4 million and selling expenses of $1.3 million. For the nine months ended October 31, 2013, selling, general and administrative expenses decreased 0.2% to $118.5 million from $118.8 million for the nine months ended October 31, 2012. The decreased expenses for the nine month period include decreases in selling expenses of $10.8 million and reductions in accrued incentive compensation of $10.0 million. These decreases were offset by increases in the costs associated with the relocation of the Company’s headquarters to The Woodlands, Texas of $8.8 million, $2.8 million of overhead expenses at Diberil (which was not consolidated until June 1, 2012), an additional accrual of $6.7 million associated with the FCPA investigation, increased compensation expenses of $1.3 million, and increases in legal and professional fees of $0.5 million.

Depreciation and amortization decreased 3.3% to $15.2 million and increased slightly by 0.5% to $45.6 million for the three and nine months ended October 31, 2013, from $15.7 million and $45.4 million for the same periods last year. The decrease for the quarter is due to the sale of surplus assets. The increase during the nine months ended October 31, 2013 compared with the nine months ended October 31, 2012 is primarily due to the acquisition of Diberil.

During the second quarter of fiscal 2013, the Company acquired the remaining 50% interest in Diberil, a company previously accounted for on the equity method basis. In accordance with accounting guidance in moving the company to a fully consolidated basis, the Company remeasured the previously held equity investment to fair value and recognized a non-cash loss of $7.7 million during the period. The fair value of the initial 50% non-controlling interest was estimated to be $15.8 million at the time of the adjustment.

Equity in earnings of affiliates decreased 146.5% to ($2.3) million and 121.4% to ($4.1) million for the three and nine months ended October 31, 2013, compared to $4.9 million and $19.1 million for the same periods last year. The global decline in mineral exploration by our customers, as well as severance costs recorded by our affiliates as they downsized, have accounted for this decrease in equity earnings.

Interest expense increased to $2.0 million and $4.9 million for the three and nine months ended October 31, 2013, from $1.6 million and $3.0 million for the same periods last year. During the three months ended October 31, 2013, the Company wrote off $0.4 million deferred financing related to the reduction of the revolver capacity due to the September 2013 amendment.

Other income, net for the three months ended October 31, 2013, is primarily due to gains on the sale of surplus equipment of $0.5 million. Other income, net for the three months ended October 31, 2012, consisted primarily of the recognition of $0.7 million of previously deferred gain on the sale of an operating facility in California, gains on other sales of surplus equipment of $0.6 million and foreign exchange losses of $0.7 million. Other income, net for the nine months ending October 31, 2013 consisted of a combination of gains on the sale of equipment of $4.7 million and foreign exchange losses of $0.8 million. Other income, net for the nine months ended October 31, 2012, is primarily due to the recognition of $1.0 million of previously deferred gain on the sale of an operating facility in California, gains on sales of surplus equipment of $1.8 million, and an adjustment of $0.5 million for the expected earnout liability on prior acquisition.

An income tax benefit of $3.9 million and income tax expense of $52.1 million were recorded for the three and nine months ended October 31, 2013, respectively, compared to income tax benefit of $1.2 million and income tax expense of $5.6 million for the same periods last year. The Company recorded a valuation allowance on its U.S. deferred tax assets during the nine months ended October 31, 2013. Non-cash tax expense was recorded because we could no longer support the realization of those assets due to recent operating results and forecasts from the Company’s U.S. operations. During the nine months ended October 31, 2012, the Company recognized a pretax loss on its investment in Diberil for which no tax benefit was recorded. During the three months ended October 31, 2012, certain of the Company’s tax years in the U.S. and foreign jurisdictions were closed with no adjustments, resulting in the reversal of previously established reserves for uncertain tax positions totaling $3.1 million.

Operating Segment Review of Operations

Water Resources Division

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2013	2012	2013	2012
Revenues	$46,807	$55,135	$135,876	$164,677
Income before income taxes	583	2,702	2,193	5,393

Water Resources division revenues decreased $8.3 million, or 15.1%, for the three months ended October 31, 2013. The decrease is primarily due to a decrease in the water systems product line. The other product lines within this division held their revenues steady during the third quarter of fiscal year 2014. For the nine months ended October 31, 2013, revenues decreased $28.8 million, or 17.5%, from the same periods last year. The decrease is due to a decrease in the water systems product line of $24.9 million, a decrease in the Water Resources division portion of the water treatment product line of $5.3 million offset by an increase in our other product lines. The decreased revenue continues as state and local municipalities continue to balance deteriorating infrastructure with lower budgets.

Income before income taxes dropped by 78.4% to $0.6 million for the three months ended October 31, 2013 and 59.3% to $2.2 million for the nine months ended October 31, 2013, compared to the same periods last year. This reduction in income before income taxes is a direct result of a reduction in workload within the division. The water treatment product line has executed new contracts in the fourth quarter of fiscal year 2014. The Company expects the reduction in workload within certain regions caused by municipalities delaying projects, to continue for the remainder of the fiscal year.

The backlog in the Water Resources division was $60.0 million as of October 31, 2013, compared to $53.0 million as of July 31, 2013, and $74.0 million as of October 31, 2012.

Inliner Division

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2013	2012	2013	2012
Revenues	$43,806	$32,115	$111,971	$101,682
Income before income taxes	5,717	2,791	12,025	7,927

Inliner division revenues increased $11.7 million, or 36.4%, for the three months ended October 31, 2013, due to jobs in Florida, Maryland and Indiana.

Inliner division revenues increased $10.3 million, or 10.1%, for the nine months ended October 31, 2013, as the division has been experiencing improved performance across most of the geographic regions in which they operate. Divisional income before income taxes for the nine months ended October 31, 2013, increased by 51.7% to $12.0 million from $8.0 million for the nine months ended October 31, 2012. The division continues to improve upon its margins by controlling its costs.

The backlog in the Inliner division was $67.8 million as of October 31, 2013, compared to $74.7 million as of July 31, 2013, and $64.0 million as of October 31, 2012.

Heavy Civil Division

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2013	2012	2013	2012
Revenues	$63,820	$70,472	$213,431	$219,723
Income (loss) before income taxes	352	(5,487)	(1,190)	(21,632)

The declines in revenue for the Heavy Civil division of $6.7 million for the three months ended October 31, 2013 compared to the three months ended October 31, 2012 were comprised mainly of decreases in the pipeline construction product line of $8.1 million, offset by an increase of $5.8 million in the water & wastewater plant construction product line. For the nine months ended October 31, 2013 revenues decreased by 2.9% or $6.3 million from the nine month period ended October 31, 2012. This decrease is comprised primarily of decreases in the pipeline construction product line of $27.9 million offset by increases in water & wastewater plant construction product line of $24.4 million. Overall the pipeline construction product line is experiencing decreases while the water & wastewater plant construction product line is experiencing increases in revenue. Traditionally the division does experience some seasonality with declines during the third quarter of each fiscal year.

Income before taxes of $0.4 million and $(5.5) million for the three months ended October 31, 2013 and 2012, respectively, and income before taxes of $(1.2) million and $(21.6) million for the nine months ended October 31, 2012 and 2012, respectively, are reflective of the measures the division is undertaking to return to profitability. Management was replaced in several of the division’s offices during fiscal year 2013. Their focus has been to complete the low margin legacy projects as expeditiously as possible, while securing new business with a higher associated profit margin. Coupled with this, the division has reduced headcount by 22% from last fiscal year at this time. The water & wastewater plant construction product line has been building its business and remains one of the higher margin operations within the division.

The backlog in the Heavy Civil division was $312.8 million as of October 31, 2013, compared to $306.3 million as of July 31, 2013, and $325.8 million as of October 31, 2012.

Geoconstruction Division

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2013	2012	2013	2012
Revenues	$20,087	$44,816	$62,966	$104,208
(Loss) income before income taxes	(2,873)	5,233	(28,771)	4,617
Equity in earnings of affiliate, included in above earnings	—	—	—	3,488

Revenue from fiscal year 2014 compared to fiscal year 2013 is impacted by the acquisition of the remaining 50% interest of Diberil, our affiliate in South America. Diberil was consolidated beginning in June 2012 in the financial statements with equity earnings no longer being recorded. Diberil contributed $29.8 million in revenue for the nine months ended October 31, 2013, compared to $20.7 million for the nine months ended October 31, 2012. The positive revenue impact of consolidating Diberil was offset by lower revenue in our U.S. operations as a number of projects have been cancelled or delayed in the first nine months of the year. Delays or even cancellations of larger projects can occur as they are usually very technical in nature and typically undergo significant regulatory review. Due to budgetary constraints or unexpected results obtained during the regulatory reviews, owners of these projects may cancel as they attempt to respond to this information. During the quarter ending October 31, 2013, the division was able to announce contracts had been executed in both the United States, totaling $76 million, and in Uruguay totaling $6.5 million. These contracts, although deployment to the construction sites will occur during the fourth quarter of fiscal year 2014, will not begin generating revenue until early in fiscal year 2015.

Work stoppages experienced in South America in the second quarter of fiscal 2014 have only recently ceased. These stoppages contributed to a decline in revenue as well.

Due to the actual results experienced by the division and the projected continued weakness in demand for construction projects that was greater and more persistent than originally anticipated as well as continuing projected weakness in the economy, the Company reassessed the fair value of the goodwill in the Geoconstruction division. At July 31, 2013, the Company determined that the carrying value of goodwill in this division of $14.6 million exceeded its fair value and an impairment charge of that amount was recorded. The Company has also reviewed the recoverability of the asset values of its long lived assets; no impairment was indicated by this analysis.

The loss before income taxes for the nine months ended October 31, 2013 was $28.8 million. This is due in part to the $14.6 million impairment charge described above, delays in execution of new contracts and work stoppages experienced in South America. While the revenues have decreased due to lack of contracts, the division has reduced some of its workforce in response to this decrease; however certain key employees were retained in order to maintain the knowledge and expertise for the projects as they come to fruition.

The backlog in the Geoconstruction division was $104.8 million as of October 31, 2013, compared to $38.2 million as of July 31, 2013, and $42.7 million as of October 31, 2012.

Mineral Services Division

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2013	2012	2013	2012
Revenues	$39,773	$76,498	$144,326	$243,965
(Loss) income before income taxes	(9,666)	11,231	(7,484)	48,087
Equity in (losses) earnings of affiliates, included in above earnings	(2,300)	4,947	(4,088)	15,581

Mineral Services division revenues decreased $36.7 million, or 48.0% for the three months ended October 31, 2013 compared to the three months ended October 31, 2012. This overall decrease was due to decreases in the exploration drilling product line of $26.2 million and in other Mineral Services’ product lines of $10.5 million.

The revenues for the nine months ended October 31, 2013 has decreased by $99.6 million, or 40.8%, as compared to the same periods last year. The exploration drilling product line decreased by $76.5 million with the other Mineral Services’ product lines decreasing by $23.1 million.

Equity in earnings from our affiliates in South America was also impacted during the three months ended October 31, 2013, by slowdowns in mineral exploration activity, as well as by a temporary mine shutdown by one of our clients earlier in the year. Chile is the locale with the largest operations for our affiliates. The employment laws are extremely favorable to the workforce by requiring significant separation expenses to be incurred by the employer for any large layoff. As our affiliates react to slowdowns or shutdowns, they are often required to incur large labor costs as they layoff the associated workforce.

The division continues to be impacted by the slowdown in global mining exploration in all regions. This slow down can be attributed to several factors including to a cyclical decline in major commodity prices from their highs last year. Additional factors include regulatory actions taken by government authorities to impose additional taxes on mining companies, which has had a severe impact on mining in the regions where they have been imposed. Those regions have faced reductions or stoppage of explorations programs. Labor issues have also caused reductions or stoppage of mining exploration as labor groups demand increased pay and benefits in many parts of the world. The cyclical nature of the business is intensified by the exploration cutbacks due to these additional factors.

The Company has primarily focused on drilling activities for gold and copper. The reduction in the price of gold has brought it to a level below the cost to produce for many mining companies. Future copper prices are expected to be volatile and are likely to be influenced by demand from China, economic activity in the U.S. and other industrialized countries. Many of the Company’s customers have decreased their capital expenditures and their mining activities. However, we continue to believe the long-term outlook for copper exploration remains positive as copper plays such a significant role in the global economy.

Included in the (loss) income before income taxes for the three and nine months ending October 31, 2013 is the increase to the accrual related to the FCPA investigation of $5.6 million and $6.7 million, respectively.

The backlog in the Mineral Services division was $5.1 million as of October 31, 2013, compared to $8.1 million as of July 31, 2013 and $15.8 million as of October 31, 2012.

Energy Services Division

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2013	2012	2013	2012
Revenues	$1,727	$1,256	$5,268	$4,435
Loss before income taxes	(1,167)	(1,094)	(2,656)	(2,367)

Energy Services revenues increased by 37.5% to $1.7 million for the three months ended October 31, 2013 from $1.3 million for the three months ended October 31, 2012. The loss before income taxes for the quarter ended October 31, 2013 increased slightly to $(1.2) million from $(1.1) million for the three months ended October 31, 2012. This is as a result of increased depreciation on capital additions for the water management operation.

For the nine months ended October 31, 2013, the Energy Services division’s revenue has increased to $5.3 million from $4.4 million this time last year. This slight increase is due to a result of increased drilling activity in the oil and gas markets. The loss before income taxes for the nine months ended October 31, 2013 was $(2.7) million compared to $(2.4) million for the nine months ended October 31, 2012 due to increased costs associated with higher field expenses and depreciation expenses as it prepares to support the expected revenue in the Energy sector.

Other

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2013	2012	2013	2012
Revenues	$5,481	$3,087	$15,241	$7,635
(Loss) income before income taxes	(57)	477	285	426

Other revenues and losses before income taxes are primarily from small specialty and purchasing operations. The majority of the revenues are eliminated between segments, but the operation can produce positive earnings from purchasing discounts and third party sales.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $10.3 million and $37.0 million for the three and nine months ended October 31, 2013, compared to $6.8 million and $23.5 million for the same periods last year. For the three months ended October 31, 2013 compared to the three months ended October 31, 2012, the increase of $3.5 million is primarily due to the expense related to the relocation of the Company’s headquarters to The Woodlands, Texas of $1.9 million, legal and professional fees of $0.3 million and contract labor of $0.4 million. The increase for the nine months ended October 31, 2013, is partially due to $8.8 million for the relocation of the Company’s headquarters, additional legal and professional fees of $1.0 million, additional compensation expense of $1.3 million, $1.1 million in contracted labor, $0.3 million in additional travel, training of $0.2 million and consulting of $0.2 million offset by reduced incentive compensation of $0.9 million.

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

Cash flow is affected by a number of factors, some of which are beyond our control. These factors include prices and demand for our services, operational risks, volatility in commodity prices, industry and economic conditions, conditions in the financial markets and other factors. The Company’s financial performance has been challenged and tempered by a variety of these risks inherent to the industries and geographies it serves. Among them is the cyclical nature of minerals mining, which can be affected significantly and quickly by factors beyond the Company’s control, such as mining company exploration budgets, commodity prices, changes in taxation policy, increasing labor costs and global credit markets. In our Geoconstruction division we have experienced delays or even cancellations of larger projects as they can be impacted by unexpected results obtained during the regulatory reviews. During the third quarter of fiscal year 2014, the Geoconstruction division executed two contracts totaling $76 .0 million for work to be performed in San Francisco. The first contract consists of specialized foundation work for the TransBay Tower, a new sixty-one story building located adjacent the Trans Bay Transit Center. The second San Francisco project is the construction of foundations for three new underground subway station for the Central Subway Project. A third contract has also been executed during the third quarter of fiscal year 2014 at the Punta del Tigre combined cycle power station in Uruguay. This work will be performed by one of our Brazilian subsidiaries. The revenues from these contracts are expected to be recognized beginning in fiscal year 2015. The Company continues to believe that significant contracts will be executed by the Geoconstruction division during the remainder of fiscal year 2014; however it is unclear when those contracts will be executed and, if executed, when the Company will begin to recognize income.

During the nine months ended October 31, 2013, we have encountered operational slow-downs due to factors indicated above which has had an adverse impact on our operating results. As a result of our financial performance, the Company negotiated with our lenders to secure more favorable financial covenants through an additional amendment of our Credit Agreement. The Company also issued Convertible Senior Notes with the net proceeds from the offering utilized to pay down the outstanding balance of the revolving credit facility and fund working capital for general corporate purposes. Please read below for a description of the amendments we have entered into with respect to our Credit Agreement as well details related to the issuance of the Senior Convertible Notes in November 2013.

In order to improve the Company’s liquidity and alleviate possible future cash flow constraints, the Company continues to analyze new markets and identify additional opportunities within those markets while also remaining focused to bid on opportunities that provide for a reasonable profit with an emphasis on tracking multi-divisional projects consistent with our One Layne strategy. The Company also continues its analysis of identifying non-core assets, like SolmeteX which was sold in fiscal 2014, that may be sold if they do not contribute to the One Layne strategy.

The Company continues to believe we will have sufficient funds and adequate financial resources available to meet our anticipated liquidity needs. The Company believes its cash balances, available capacity under our amended Credit Agreement and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures and debt services requirements. However, the sufficiency of these liquidity sources to fund on-going operations will be dependent upon our ability to meet our newly established covenant requirements in our November 2013 amendment to the Credit Agreement.

On June 4, 2013, the Company and its lenders amended the Credit Agreement to suspend the minimum fixed charge coverage ratio and the maximum leverage ratio covenants for the fiscal quarters ending July 31 and October 31, 2013. It also temporarily added a minimum EBITDA and maximum capital expenditure covenants on a quarterly and fiscal year to date basis. The amendment also modified the definition of Adjusted EBITDA to exclude up to $3.0 million per quarter of relocation expense related to the move of the Company’s headquarters to The Woodlands, Texas.

In connection with the June 2013 amendment, the Company and its domestic subsidiaries granted liens on substantially all of their assets, subject to certain exceptions, including a pledge of up to 65.0% of the equity interests in their first-tier foreign subsidiaries, to secure the Company’s obligations under the Credit Agreement. The term of the agreement was not changed.

Prior to the June 2013 amendment of the Credit Agreement, the Company also maintained a private shelf agreement whereby it could issue up to $150.0 million of unsecured notes before July 8, 2021. In connection with the June 2013 amendment of the Credit Agreement, the shelf agreement was terminated. There were no outstanding notes at the time of the termination.

Due to the continued deterioration in operating results for the quarter ended July 31, 2013, the Company and its lenders amended the Credit Agreement again on September 5, 2013. The September 2013 amendment to the Credit Agreement provided for a waiver of the financial covenants for the quarter ended July 31, 2013. Effective with the September 2013 amendment, the Credit Agreement provided for interest at variable rates equal to, at the Company’s option, a LIBOR rate plus 1.5% to 3.0% or, a base rate (as defined in the Credit Agreement), plus 0.5% to 2.0%, each depending on the Company’s leverage ratio.

On November 4, 2013, the Company and its lenders amended the Credit Agreement to among other things, (i) reduce the commitments under the Credit Agreement from $200.0 million to $180.0 million, and eliminate the accordion feature under the Credit Agreement; (ii) temporarily increase the interest rate under the Credit Agreement to LIBOR plus 6.0% (or the base rate plus 5.0%); (iii) relax or suspend certain of the Company’s financial covenants on a short-term basis; (iv) reduce the amount of capital expenditures permitted each quarter; (v) require proceeds from asset sales (other than in the ordinary course) to be used to repay amounts outstanding under the Credit Agreement; (vi) decrease the amount of permitted investments; (vii) permit an offering of convertible notes that results in gross proceeds of at least $75.0 million (the “Permitted Convertible Notes Offering”), (viii) eliminate the ability of the Company to incur any additional Priority Indebtedness (as defined in the Credit Agreement), consummate certain acquisitions or make certain restricted payments; and (ix) add-back certain accruals related to any FCPA settlement in computing Consolidated EBITDA.

The November 2013 amendment also provides that effective upon the closing of the Permitted Convertible Notes Offering, described below, that the net proceeds from such offering must be applied to repay amounts outstanding under the Credit Agreement. Pursuant to the terms of the November 2013 amendment, on November 12, 2013 (the date the Permitted Convertible Notes Offering closed) among other things: (i) the commitments under the Credit Agreement were further reduced from $180.0 million to $150.0 million; (ii) the interest rate under the Credit Agreement was reduced to, at the Company’s option, either the Libor rate plus 4.0% or the base rate plus 3.0% until the delivery of the financial statements for the fiscal year ended January 31, 2015, at which time the interest rate will vary based on the Company’s leverage ratio; (iii) a minimum Asset Coverage Ratio (generally defined as the ratio of accounts receivable and inventory for the Company and its subsidiaries to outstanding borrowings and letters of credit under the credit agreement) of 2.00 to 1.00 was added to the Credit Agreement; (iv) a covenant was added requiring the Company to have Minimum Liquidity (generally defined as the remaining amount available for borrowing under the revolving credit facility plus up to $15.0 million of unrestricted cash) of at least $50.0 million; (v) the amount of Priority Indebtedness, investments, acquisitions and restricted payments permitted under the Credit Agreement was increased (although such amounts are lower than the amounts permitted prior to the Credit Agreement amendment); and (vi) the financial covenants were amended as follows:

	Quarter Ended
(in thousands except for ratios)	October 31, 2013	January 31, 2014	April 30, 2014	July 31, 2014	October 31, 2014	Thereafter
Minimum Quarterly EBITDA	$5,000	6,750	11,500	12,500	10,500	—
Minimum Ratio of EBITDA to Fixed Charges	—	—	1.5X	1.5X	1.5X	1.5X
Maximum Funded Debt to EBITDA	—	—	—	—	—	3.0X
Maximum Capital Expenditures (1)	$—	$9,500	$14,000	$14,000	$14,000	$14,000

(1)	Maximum capital expenditures presented above include a rollover feature that allows for any unused portion of the previous quarter’s capital expenditures to be carried forward and utilized only in the next quarter.

In order to remain in compliance in the near term, the Company will be required to increase its EBITDA and the ratio of EBITDA to Fixed Charges. If the Company is not able to sufficiently increase its EBITDA and the ratio of EBITDA to Fixed Charges in order to remain in compliance with the Credit Agreement, the Company would be required to seek further waivers and/or amendments under the Credit Agreement or obtain a replacement credit facility. There can be no assurance that the Company would be able to do so, in which case the lenders could exercise their rights under the Credit Agreement. However, management also believes that if the Company’s results of operations do not improve as expected, they will be able to make other strategic operational and liquidity decisions regarding the use of our cash on hand and capacity available under our credit agreement. These decisions include potential additional layoffs of crews to reduce work in the lower margin divisions, strategic bidding on projects with higher margins, reducing/delaying amounts spent on capital expenditures, negotiating extended time with vendors and creditors, and reductions of non-essential general and administrative costs for the foreseeable future. The Company expects to be in compliance with its covenants during the next twelve months.

On November 5, 2013, in connection with a private offering, the Company entered into a purchase agreement (the “Purchase Agreement”) with Jefferies LLC (the “Initial Purchaser”) relating to the sale by the Company of $110.0 million aggregate principal amount of 4.25% Convertible Notes due 2018 (the “Notes”), in a private placement to “qualified institutional buyers” in the United States, as defined in Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). The Purchase Agreement contained customary representations, warranties and covenants by the Company together with customary closing conditions. Under the terms of the Purchase Agreement, the Company has agreed to indemnify the Initial Purchaser against certain liabilities. The offering of the Notes was completed on November 12, 2013, in accordance with the terms of the Purchase Agreement. The sale of the Notes generated net proceeds of approximately $105.2 million after deducting the Initial Purchaser’s discount and commission and the estimated offering expenses payable by the Company. The Purchase Agreement also included an option to purchase up to an additional $15.0 million aggregate principal amount of Notes. On December 5, 2013, the Initial Purchaser exercised this option, which generated proceeds net of the Initial Purchaser’s discount and commission in the amount of $14.6 million.

The 4.25% Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The 4.25% Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate is 43.6072 shares of the Company’s common stock per $1,000 principal amount of Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of the Company’s common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, the Company may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the Company’s calling the Notes for redemption.

On and after November 15, 2016, and prior to the maturity date, the Company may redeem all, but not less than all, of the Notes for cash if the sale price of the Company’s common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date the Company delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Notes will have the right, at their option, to require the Company to repurchase their Notes in cash at a price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The Company’s working capital as of October 31, 2013 and 2012 was $111.2 million and $190.9 million, respectively. On November 12, 2013, the Company received the proceeds net of the Initial Purchaser’s discount and commission from the Convertible Notes Offering in the amount of $106.4 million. As of November 15, 2013, the Company had paid the outstanding balance of the Credit Agreement in full. The balance of the proceeds received from the Convertible Notes Offering were used to pay the additional fees associated with the transaction and other working capital needs. With the pay down on the outstanding balance of the Credit Agreement, the amount available for borrowing under on this facility is approximately $71.5 million (the $150 million of commitments under the Credit Agreement less outstanding letters of credit of $28.5 million and the $50.0 million of required minimum liquidity). The Company’s cash and cash equivalents as of October 31, 2013, were $29.0 million, compared to $27.2 million as of January 31, 2013, and $44.3 million as of October 31, 2012. The Company believes it will have sufficient cash from operations and access to credit facilities to meet the Company’s operating cash requirements and to fund its budgeted capital expenditures for fiscal 2014.

Operating Activities

Cash used in operating activities was $3.2 million and $0.9 million for the nine months ended October 31, 2013 and 2012, respectively. The decrease is due to a decrease in our accounts payable of $23.8 million as the Company has been focusing on reducing expenses. The decrease is partially offset due to an increase of $28.4 million of collections of large domestic accounts receivable balances outstanding at January 31, 2013.

Investing Activities

The Company’s capital expenditures, net of proceeds from disposals were $17.8 million for the nine months ended October 31, 2013, compared to $53.1 million for the nine months ended October 31, 2012. For the nine months ended October 31, 2012, the Company invested $17.5 million to acquire Diberil and $0.9 million to acquire Fursol Informatica S.r.l. The Company also sold its Energy division during fiscal year 2013 for $15 million. Of the total proceeds received, $13.5 million were received in the nine months ended October 31, 2012 and the final proceeds of $1.5 million were received in the nine months ended October 31, 2013.

Financing Activities

For the nine months ended October 31, 2013, the Company had net borrowings of $11.0 million under its Credit Agreement. Borrowings were primarily used to fund the Company’s capital expenditures and seasonal working capital needs. This compares to net borrowings of $64.0 million for the nine months ended October 31, 2012. The Company has decreased the amount of capital expenditures and has also not engaged in any acquisitions during the current fiscal year 2014, thus lowering net borrowings. Additionally, proceeds of $10.6 million from the sale of SolmeteX were used to pay down balances outstanding under the Credit Agreement.

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

Interest Rate Risk

The Company centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in Note 7 of the Notes to Consolidated Financial Statements appearing in the Company’s Form 8-K as updated on November 4, 2103 and Note 4 of this Form 10-Q. As of October 31, 2013, an instantaneous change in interest rates of one percentage point would impact the Company’s annual interest expense by approximately $1.2 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, the Company’s primary international operations are in Australia, Africa, Mexico, Canada, Brazil and Italy. The Company’s affiliates also operate in South America and Mexico. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in the Company’s January 31, 2013, Form 10-K and Notes 9 and 10 of this Form 10-Q. The majority of the Company’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, the Company has historically not hedged its foreign currency exchange risk. If the Company’s foreign currency exposure were to increase, the Company may seek to utilize various hedge instruments, such as foreign currency option contracts; to manage the exposures associated with fluctuating currency exchange rates. As of October 31, 2013, the Company did not have any outstanding foreign currency option contracts.

As currency exchange rates change, translation of the income statements of the Company’s international operations into U.S. dollars may affect year-to-year comparability of operating results. The Company estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $0.5 million for the nine months ended October 31, 2013. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in the Company’s financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of October 31, 2013, conducted under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, the Company concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management (including the Principal Executive Officer and the Principal Accounting Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2013, that have materially affected, or are they reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

As previously reported, in connection with the Company updating its Foreign Corrupt Practices Act (“FCPA”) policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by the Company to agents and other third parties interacting with government officials in certain countries in Africa. The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. The internal investigation has found documents and information suggesting that improper payments, which may violate the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of the Company to agents and other third parties interacting with government officials in certain countries in Africa relating to the payment of taxes, the importing of equipment and the employment of expatriates. We have made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) regarding the results of our investigation and we are cooperating with the DOJ and the SEC in connection with their review of the matter.

If violations of the FCPA or other local laws occurred, the Company could be subject to fines, civil and criminal penalties, equitable remedies, including profit disgorgement and related interest, and injunctive relief. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA and other applicable laws. In addition, disclosure of the subject matter of the investigation could adversely affect the Company’s reputation and its ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the agreements governing our debt instruments if such violation were to have a material adverse effect on the Company’s business, assets, property, financial condition or prospects or if the amount of any settlement resulted in the Company failing to satisfy any financial covenants. Additional potential FCPA violations or violations of other laws or regulations may be uncovered through the investigation. See Part I, Item 1A (Risk Factors) for additional information.

The Company is engaged in discussions with the DOJ and the SEC regarding a potential negotiated resolution of these matters. The Company believes that it is likely that any settlement will include both the payment of a monetary fine and the disgorgement of any improper benefits. In May 2013, the staff of the SEC orally advised the Company that they calculated the estimated benefits to the Company from allegedly improper payments, plus interest thereon, to be approximately $4.8 million, which amount was accrued by the Company as of April 30, 2013. Based on the results of the Company’s internal investigation, an analysis of the resolution of recent and similar FCPA resolutions, the Company currently estimates a potential settlement range for resolving these matters (including the amount of a monetary penalty and the disgorgement of any improper benefits plus and interest) of $10.4 million to $16.0 million. The Company has increased its reserve for the settlement of these matters from $4.8 million to $10.4 million, representing the low end of this range.

At this time, we can provide no assurances as to whether the Company will be able to settle for an amount equal to its current reserve or within its estimated settlement range or whether the SEC or DOJ will accept voluntary settlement terms that would be acceptable to the Company. Furthermore, the Company cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government was to litigate the matter. As such, based on the information available at this time, any additional liability related to this matter is not reasonably estimable. The Company will continue to evaluate the amount of its liability pending final resolution of the investigation, and any related settlement discussions with the government; the amount of the actual liability for any fines, penalties, disgorgement or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date.

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

ITEM 1A. Risk Factors

On November 4, 2013, the Company filed Form 8-K to update its disclosure regarding risk factors.

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

ITEM 5. Other Information

NONE

ITEM 6. Exhibits

a) Exhibits

4.1	Amendment No. 3 dated as of September 5, 2013 to the Credit Agreement dated as of March 25, 2011 among Layne Christensen Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto (filed as Exhibit 4.1 to the Company’s Form 8-K filed on September 9, 2013, and incorporated herein by reference).

4.2	Amendment No. 4 dated as of October 4, 2013 to the Credit Agreement dated as of March 25, 2011 among Layne Christensen Company, JP Morgan Chase Bank, N.A., as administrative agent, and the lenders and other parties thereto (filed as Exhibit 4.1 to the Company’s Form 8-K filed on November 4, 2013, and incorporated herein by reference).

4.3	Indenture relating to the 4.25% Convertible Senior Notes due 2018, dated as of November 12, 2013, between Layne Christensen Company and U.S. Bank National Association, including the form of Global Note attached as Exhibit A thereto (filed as Exhibit 4.1 to the Company’s Form 8-K filed on November 12, 2013, and incorporated herein by reference).

10.1	Change of Control Severance Agreement between Layne Christensen Company and James R. Easter, dated as of September 4, 2013 (filed as Exhibit 10.1 to the Company’s Form 8-K filed on September 9, 2013, and incorporated herein by reference).

31.1 -	Section 302 Certification of Chief Executive Officer of the Company.

31.2 -	Section 302 Certification of Chief Financial Officer of the Company.

32.1 -	Section 906 Certification of Chief Executive Officer of the Company.

32.2 -	Section 906 Certification of Chief Financial Officer of the Company.

95.1 -	Mine Safety Disclosures.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

* * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: December 9, 2013	/s/ Rene Robichaud
Rene Robichaud,
President & Chief Executive Officer

DATE: December 9, 2013	/s/ James R. Easter
James R. Easter,
Senior Vice President & Chief Financial Officer

DATE: December 9, 2013	/s/ Martha R. Vance
Martha R. Vance,
Vice President & Chief Accounting Officer