Form 10-K
period 2014-01-31
LAYNE CHRISTENSEN CO
filed 2014-05-01
CIK 888504

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2014

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

Registrant’s telephone number, including area code: (281) 475-2600

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

The aggregate market value of the 19,641,077 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2013, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Market on that date was $380,644,072.

At April 21, 2014, there were 19,831,634 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

  LAYNE CHRISTENSEN COMPANY

 Form 10-K

 PART I

Item 1. Business

General

Layne Christensen Company (“Layne”, “our”, “we”) is a global water management, construction and drilling company. Layne provides responsible solutions for water, mineral and energy challenges. This integrated approach allows Layne to offer more than individual services, it ensures streamlined communications, expedited timelines, and a constant focus on its overriding values of safety, sustainability, integrity and excellence. “One Layne” solutions enhance the lives of people by providing and protecting the world’s essential resources. Layne’s customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies, power companies and agribusiness.

Layne operates on a geographically dispersed basis, with approximately 100 sales and operations offices located throughout North America, Africa, Australia, Brazil, Uruguay, and Italy and through our affiliates in other Latin America countries. Layne maintains its executive offices at 1800 Hughes Landing Boulevard, Suite 700, The Woodlands, Texas 77380. The telephone number is (281) 475-2600 and the website address is www.layne.com which is where you can find periodic and current reports, free of charge, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

Water Management Solutions

Our teams are responsible for effectively managing water in every phase of its lifecycle—supply, treatment, delivery and maintenance. Throughout each phase, we work to ensure compliance with complex state and federal regulations, and to meet increasingly high demand for quality, reliability and efficiency. We engage in the development and deployment of new and innovative water technologies to meet these higher standards and to continue improving on the safety and sustainability of our work. Whether we are identifying and developing a new optimal water source, delivering usable water to communities and facilities around the world, recycling water from oil and gas resources, rehabilitating an existing pipeline or safely returning wastewater to the natural environment, Layne has a responsible solution for any water management challenge. Water Management solutions include: hydrology and scientific studies to define water resources, sourcing, well design and construction, water treatment technologies, industrial treatment, water treatment for hydraulic fracturing, oil and gas services, wastewater treatment technologies, water reuse, water treatment service, treatment plants, Ranney collector wells, pump stations and intake structures, reservoirs, pipelines and sewer pipeline rehabilitation.

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

Drilling Solutions

Layne provides comprehensive turnkey drilling solutions for water management, mineral services and specialty drilling needs. We employ a team of specialists to help us understand specific site characteristics and proactively overcome and plan for any challenges. Our experts are able to define the source, depth, magnitude and overall feasibility of water aquifers, and drill high-volume wells suitable for supplying water to governmental, industrial and agricultural customers. We also drill deep injection wells to facilitate the disposal of treated wastewater. Our mineral services teams extract contaminant-free samples that accurately reflect the underlying mineral deposits. For any drilling need, we make safe, environmentally sound and socially responsible decisions at all times, and achieve the desired results for each and every project. Drilling solutions include: reverse circulation drilling, diamond core drilling, large diameter core drilling, hammer drilling, dual wall percussion drilling, flooded reverse circulation drilling, dual rotary casing advance drilling, rotary air blast drilling, mud rotary drilling, directional drilling, specialty drilling, resonant sonic drilling, well drilling, borehole and surface geophysics, borehole surveying, oil and gas services and stuck pipe recovery.

Business Segments

Layne’s business segments are Water Resources, Inliner, Heavy Civil, Geoconstruction, Mineral Services and Energy Services. Each of our segments has major customers; however, no single customer accounted for 10% or more of revenues in any of the past three fiscal years. See Note 16 to the Consolidated Financial Statements for financial information pertaining to the operations and geographic spread of the segments and foreign operations.

Water Resources Division

Operations

Throughout the U.S., the Water Resources division (“Water Resources”) provides our customers with sustainable solutions for every aspect of water supply system development and technology. We provide a full suite of water-related products and services, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. Water Resources also brings new technologies to the water and wastewater markets, whether through internal development, acquisition or strategic alliance. We also offer water treatment equipment engineering services, providing systems for the treatment of regulated and “nuisance” contaminants, specifically iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate and volatile organic compounds.

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

Water Resources also offers investigative services to assist in assessing, monitoring and characterizing water quality and aquifer parameters. The customers are typically national and regional consulting firms engaged by federal and state agencies, as well as industrial companies that need to assess, define or clean up groundwater contamination sources. We assist the customer in determining the extent of groundwater contamination, installation of recovery wells that extract contaminated groundwater for treatment, which is known as pump and treat remediation, and specialized site safety programs associated with drilling at contaminated sites. In our Safety & Health department, we employ full-time staff qualified to prepare site-specific health and safety plans for hazardous waste cleanup sites as required by the Occupational Safety and Health Administration (“OSHA”) and the Mine Safety and Health Administration (“MSHA”).

We drill deep injection wells for industrial (primarily power) and municipal clients that need to dispose of wastewater associated with their processes.

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

Customers & Markets

In Water Resources, our customers are typically government agencies and local operations of industrial businesses. The term “government agencies” includes federal, state and local entities.

In the drilling of new water wells, we target customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which we believe we often have competitive advantages.

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

Demand for the deep injection well market is driven by new regulations and the need to economically dispose of waste associated with municipal and industrial water treatment.

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

Competition for Water Resources’ services are primarily local and regional specialty general contractors, while our competition in the water well drilling business consists primarily of small, local water well drilling operations and some larger regional competitors. Oil and conventional natural gas well drillers generally do not compete in the water well drilling business because the typical well depths are greater for oil and conventional natural gas and, to a lesser extent, the technology and equipment utilized in these businesses are different. Only a small percentage of all companies that perform water well drilling services have the technical competence and drilling expertise to compete effectively for high-volume municipal and industrial projects, which typically are more demanding than projects in the agricultural or residential well markets. In addition, smaller companies often do not have the financial resources or bonding capacity to compete for large projects. However, there are no proprietary technologies or other significant factors that prevent other firms from entering these local or regional markets or from consolidating into larger companies more comparable in size to us. Water well drilling work is usually obtained on a competitive bid basis for government agencies, while work for industrial customers is obtained on a negotiated or informal bid basis.

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

Backlog

Backlog for Water Resources was $59.8 million at January 31, 2014, compared to $56.4 million at January 31, 2013 and is generally completed within 6 to12 months. For additional backlog information, see “Backlog Analysis” under Item 1 – “Business”.

Inliner Division

Operations

Our Inliner division (“Inliner”) is a unique, full service rehabilitation company offering a wide range of solutions for wastewater, storm water and process sewer pipeline networks. The foundation of our services is our proprietary Inliner® cured-in-place pipe (CIPP). The product allows us to rehabilitate aging and deteriorated infrastructure and provide structural rebuilding as well as infiltration and inflow reduction. Its trenchless nature reduces rehabilitation costs, minimizes environmental impact and reduces or eliminates surface and social disruption.

Layne Inliner, LLC began as the first U.S. licensee of the Inliner® technology in 1991. We own and operate Inliner Technologies, the technology company, and Liner Products, the lining tube manufacturer. This vertical integration gives us control of the Inliner® product from raw material purchases to product installation. Since our start we have successfully installed more than 17.5 million feet of CIPP throughout the U.S. Pipe diameters have ranged from 4-inches to 96-inches in traditional round as well as non-circular geometries. The Inliner division’s installation techniques and the lining tube manufacturing facility are ISO 9001:2008 certified bringing an added element of quality control to tube construction, product design and field installation.

Construction of a new wetout facility has been completed and we now have the ability to supply both traditional felt based CIPP lining tubes cured with water or steam as well as fiberglass based lining tubes cured with ultraviolet light. Layne will install the fiberglass/UV product with internal crews as well as offer outside sales of the tube to other fiberglass/UV installers.

While Inliner focuses on CIPP, it is committed to full system renewal. Inliner also provides a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement and manhole renewal with cementitious and epoxy products. Inliner’s expertise, experience and customer-oriented contracting combined with its ability to provide a diverse line of products and services differentiates it from other rehabilitation contractors and allows Inliner to provide clients with single source accountability when it comes to rehabilitative services.

Customers & Markets

Inliner customers are typically municipalities and local operations of industrial businesses.

The geographic reach of the Inliner installation group stretches from the east coast westward to the Rocky Mountains. Lining tube sales through Liner Products continued to supply U.S. based customers but also generated increased sales outside of the U.S. in places including Canada, Mexico, New Zealand and South America.

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

Competition

The CIPP industry has a small number of contractors with nationwide coverage, the largest being Aegion Corporation and several more regionalized competitors. Municipal work is typically obtained on a competitive bid basis with rare exceptions of design build proposals being used for contractor selection. Industrial work can be either competitive bid or negotiated.

Larger competitors share the same vertical integration (tube manufacturing/assembly, wetout and installation) as Inliner, while smaller competitors rely on third party tube supply and wetout. This saturated tube supply and the lack of having to construct wetout facilities allows smaller competitors to enter and remain in the CIPP business. In addition, the entrance of fiberglass products cured with ultraviolet light has opened up competition even further. Although competition is widespread, Inliner division, by offering more than just CIPP, remains one of the most diversified providers in the industry.

Backlog

Backlog for Inliner was $61.1 million at January 31, 2014, compared to $66.2 million at January 31, 2013 and is generally completed within the following 6 to 12 months. For additional backlog information, see “Backlog Analysis” under Item 1 – “Business”.

Heavy Civil Division

Operations

The Heavy Civil division (“Heavy Civil”) delivers sustainable solutions to government agencies and industrial clients by overseeing the design and construction of water and wastewater treatment plants and pipeline installation. In addition, Heavy Civil builds radial collector wells (Ranney Method), surface water intakes, pumping stations, hard rock tunnels and marine construction services – all in support of the world’s water infrastructure. Beyond water solutions, Heavy Civil also designs and constructs biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource.

The Ranney® method specializes in the design and turnkey construction of high capacity water supply systems including radial collector wells, surface water intakes, infiltration galleries, riverbank filtration and sea water systems. Collector wells typically combine high yields with lower operating and maintaining costs. In most cases, they are less intrusive on the environment. Complete hydrogeological services for optimum siting are also available.

Heavy Civil is among the largest water treatment plant contractors, involving new facility construction, expansions and modifications. It is able to perform processes around approximately 85% of the total work required in such contracts. Heavy Civil is experienced in the construction of municipal and industrial plants using the latest process technologies including reverse osmosis membrane, nanofiltration, ultra-violet and ozone disinfection, regeneration services and air stripper repacking to provide fully sustainable systems. Recent projects have included complex chemical feed systems and fully automated control systems.

Layne is experienced in all types of pipe materials and systems that deliver water from the source to the plant and to the end user. In addition to the clean water side of the business, Heavy Civil constructs pipeline systems that handle the discharge end of the product. Interceptor sewers and sanitary pipelines play a key role in the full water cycle by enabling the used water to be transported to facilities for required treatment prior to being discharged, utilized by others or otherwise disposed. Heavy Civil can also develop special piping needs for process piping and cooling systems. Heavy Civil has the capability to install deep, large diameter piping in rock or other difficult soil conditions. It has the capability to design and install support systems and provide tunneling and marine installation.

Anaerobic digestion is a series of biological processes in which microorganisms break down biodegradable material in the absence of oxygen. One of the end products is biogas, which is combusted to generate electricity and heat, or it can be processed into renewable natural gas and transportation fuels. Heavy Civil’s anaerobic digestion technologies are converting various organic waste streams such as food solids, livestock manure, and municipal wastewater into biogas.

Customers & Markets

In Heavy Civil, customers are typically government agencies and local operations of industrial businesses. Continued population growth in water-challenged regions and more stringent regulatory requirements lead to an increased need to conserve water resources and control contaminants and impurities. Demand for Heavy Civil’s services is expected to grow as government agencies, industry and agriculture compete for increasingly limited water resources. The combination of tightening regulations and water scarcity has resulted in increasingly sophisticated water consumers, and this in turn has created opportunities for the introduction of long-term sustainable methods and technology, such as zero-liquid discharge treatment systems construction implementation. Heavy Civil operates in most areas of the U.S.

Competition

Management believes that many of the competitors in this industry do not possess the capabilities for end-to-end water management systems in the same manner as Heavy Civil, due to Layne’s integrated One Layne approach towards projects. This differentiates Heavy Civil from its competitors. Treatment plant and pipeline competitors consist mostly of a few national and many regional companies. The majority of the municipal market is contracted through a public bidding process. While the majority of the market is still price driven, a growing trend supports best value proposals.

Backlog

Backlog for Heavy Civil was $257.6 million at January 31, 2014, compared to $395.7 million at January 31, 2013. Approximately 35% of the FY2014 backlog is not reasonably expected to be completed in FY2015. For additional backlog information, see “Backlog Analysis” under Item 1 – “Business”.

Geoconstruction Division

Operations

The Geoconstruction division (“Geoconstruction”) provides specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets. It has the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, Geoconstruction offers extensive experience in successful completion of complex and schedule-driven major underground construction projects. It provides services that are focused primarily on the foundation systems for dams/levees, tunnel shafts, utility systems, subways or transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems. Highly specialized equipment and technology is used such as multi-million dollar hydromills and bentonite slurry technology to execute its unique jobs.

In the U.S., Geoconstruction is one of the leading contractors in foundation and underground engineering. It operates in the highly technical field of underground construction installing slurry walls, slurry trenches earth retention systems, tiebacks, drilling and grouting. Geoconstruction is capable of performing a full range of foundation activities for most construction requirements. It is also designs and builds earth support retention systems for basement excavation for high-rise structures, subway lines and stations, and depressed highways.

Capabilities in Geoconstruction have expanded through several acquisitions in the last three years. The acquisitions of Fursol Informatica S.r.l. (“Fursol”) and the remaining 50% interest in Diberil Sociedad Anónima (“Diberil”) were completed during FY2013. Geoconstruction had originally acquired an initial 50% interest in Diberil in July 2010. Fursol is active in the business of production, installation and maintenance of monitoring and quality control software and electronic devices. Management believes Fursol’s technology will improve the performance and efficiency of Geoconstruction’s operating equipment. Diberil, parent company to Costa Fortuna (Brazil and Uruguay), is one of the largest providers of specialty foundation and marine geotechnical services in South America. The specialized services for marine and river works, such as bored piles with sacrificial steel casing, and installation of precast concrete bored piles utilizing reverse circulation techniques are just a few of the services offered internationally. Costa Fortuna also performs geotechnical investigations, featuring technologically advanced equipment to perform services cost-effectively, with high quality and in full compliance with stringent environmental requirements.

In Italy, the wholly owned subsidiary, Tecniwell, manufactures state of the art equipment for the international ground stabilization industry, particularly the jet-grouting field, with related ancillary tooling. Tecniwell has achieved significant presence throughout Europe, Asia and North and South America.

Customers & Markets

Geoconstruction customers are typically government agencies, local operations of industrial businesses and heavy civil general contractors. Contracts are awarded following a competitive bidding process. Contracts have involved large projects which at times can be delayed by the project owner or the general contractor due to various factors, including funding and the local political environment. In FY2014, 44.6% of revenues were generated in South America, 30.1% of revenues were generated by the U.S. based operations, with the balance in Italy.

Competition

In the U.S. specialized foundation construction arena, management believes there are few competitors. Customers are targeted that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which management believes Geoconstruction has competitive advantages due to its extensive expertise, and financial resources. Geoconstruction owns and operates what management believes to be one of the largest fleet of hydromills and equipment in North America. In addition, Geoconstruction has implemented a sophisticated quality control system that allows it to follow each phase of work in real-time.

In the international arena, there are more competitors than in the U.S. The international market is also a mature marketplace. As Geoconstruction’s primary international markets are Brazil and Uruguay, the acquisition of the remaining 50% interest in Diberil in FY2013 is expected to expand geoconstruction capabilities into South America. Tecniwell has attained a leading position in the specialty equipment market throughout Europe, Asia, and North and South America.

Backlog

Backlog for Geoconstruction was $118.0 million at January 31, 2014, compared to $41.5 million at January 31, 2013. Approximately 13.8% of the backlog at January 31, 2014 is not reasonably expected to be completed in FY2015.

Mineral Services Division

Operations

Global mining companies hire the Mineral Services division (“Mineral Services”) to extract samples from their sites that they analyze for mineral content and grade before investing heavily in development to extract these minerals. Mineral Services drilling services require a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the location and orientation of underlying mineral deposits.

Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Its service offerings include both exploratory (‘greenfield’) and definition (‘brownfield’) drilling. Greenfield drilling is conducted to determine if there is a minable mineral deposit, which is known as an orebody, on the site. Brownfield drilling is typically conducted at a site to assess whether it would be economical to mine and to assist in mapping the mine layout. Mineral

Services provides information to its clients that assist them in determining if a minable mineral deposit exists on a site, the economic viability of mining the site, the geological properties of the ground and mine planning.

Mineral Services has country managers who are responsible for operations throughout Africa, North America and Australia. These managers are responsible for maintaining contact and relationships with large mining operations that perform work on a global basis, as well as junior mining companies that operate more regionally.

In the case of Mineral Services’ foreign affiliates, where it does not have majority ownership or operating control, day-to-day operating decisions are made by local management. Mineral Services manages interests in the foreign affiliates through regular management meetings and analysis of comprehensive operating and financial information. The foreign affiliates are engaged in primarily mining prospection services principally in the area of drilling and maintenance and recovery of water wells.

Mineral Services has experienced the effects of the global decline in demand for mineral exploration and the overall soft market for base and precious metals. In response to this, Mineral Services has right-sized its operations to react to market conditions experienced by the industry. This has included reducing operating expenses, shifting assets to Mexico and Brazil where exploration has not been as affected as in Africa and Australia. The minerals exploration business is cyclical in nature. The longer term mining industry fundamentals remain positive. Layne’s safety record and ability to re-deploy assets quickly when called upon, makes Mineral Services well positioned for opportunities as they present themselves.

Customers and Markets

Mineral Services customers are major gold and copper producers and to a lesser extent, other base metal producers. Work for gold mining customers generates approximately half of the business in Mineral Services. The success of Mineral Services is closely tied to global commodity prices and demand for our global mining customers’ products. Operating markets are in the western U.S., Mexico, Australia, Brazil and Africa. Layne also has ownership interests in foreign affiliates operating in Latin America that form Layne’s presence in this market.

Customers are primarily gold and copper producers. The largest customers in our mineral exploration drilling business are multi-national corporations headquartered in the U.S., Brazil, Europe and Canada.

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

As mineral resources in developed countries are exhausted and new discoveries begin to slow, mining companies have focused attention on underdeveloped nations as an important source of future production. Latin America and Africa are key markets for our future global growth. Mining service companies with operating expertise in challenging regions should be well positioned to capture an increasing amount of these new projects. In addition to new mine development, technological advancements in drilling and processing allow development of mineral resources previously regarded as uneconomical and should benefit the largest drilling services companies that are leading technical innovation in the mineral exploration marketplace.

Competition

Mineral Services competes with a number of drilling companies, the largest being Boart Longyear, an Australian public company, Major Drilling Group International Inc., a Canadian public company, and Foraco International S.A., a French company publicly traded on the Toronto stock exchange, as well as vertically integrated mining companies that conduct their own exploration drilling activities, and some of these competitors have greater capital and other resources than we have. In the mineral exploration drilling market, Mineral Services competes based on price, technical expertise and reputation. Management believes Layne has a well-recognized reputation for expertise and performance in this market. Mineral Services work is typically performed on a negotiated basis.

Backlog

The majority of Mineral Service contracts are based on the quantity of drilling performed, and therefore backlog is not applicable. For those contracts in which it is applicable, Mineral Services’ backlog was $2.7 million at January 31, 2014, compared to $6.7 million at January 31, 2013. The backlog is generally completed within the following 12 months. For additional backlog information, see “Backlog Analysis” under Item 1 – “Business”.

Energy Services Division

Operations

Energy Services focuses on bringing responsible water management solutions to the exploration and production (E&P) industry’s growing water related challenges. In FY2014, this division increased its efforts to address the unique and substantial water demands of the energy industry in a responsible and sustainable fashion. The division will provide solutions to manage every phase of the water cycle as it relates to its use in the oil and gas industry (conventional and unconventional). Its cradle-to-cradle water management solution, branded ALLclear™, for energy companies involved in the oil and gas industry. The division specializes in hydrogeological assessments and sourcing, transfer and storage, treatment and vibration technology.

The hydrogeological assessments evaluate feasibility; determining potential capacity, leading to the appropriate well designs for developing local groundwater supplies. Energy Services highly skilled technical staff has extensive experience with aquifer testing. Over the years, it has developed groundwater flow models for hydrologic systems across the U.S. It can provide geophysical surveys, exploratory test drilling, aquifer test pumping and well testing evaluations.

The transfer services include various no-leak solutions for surface and subsurface transfer for pit-to-pit transfers, surface transfers, fluids infrastructure design and construction and other high-volume fluids handling capabilities. The division can also provide expert construction services for applications in the energy sector through construction of retaining ponds for frac water, flowback fluids and produced water.

Energy Services’ wide range of treatment and filtration systems provide the optimal balance of on-site recycling and blending of fluids. Energy Services provides flowback filtration, oxidation, reserve pit filtration and treatment as part of its treatment services.

Energy Services’ pipe vibration services has numerous applications in stuck pipe recovery from freeing stuck coil tubing without cutting or damaging the coil to recovering screens, screen packers, and liners. Sanded or mud-stuck tubing, including seal assemblies can be recovered without the need for washover or jarring. Stuck rod strings and pumps can be recovered, eliminating the need to pull tubing and strip the rods as well as stuck washover pipe and jars normally used in conventional fishing operations. It offers the potential to solve these problems from the surface without downhold intervention in a minimum amount of time. Energy Services has developed proprietary equipment and procedures that are highly effective in the recovery of stuck pipe from wells.

Customers and Markets

The division’s current customers are mainly located with the oil and gas companies in the Permian Basin of Texas. Contracts can be executed following a competitive bid process. Energy Services anticipates executing master service agreements with customers. The oil and gas industry is a historically seasonal industry with slowdowns occurring in November and December. This industry is also a cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.

Competition

Competition in this area is primarily from local small and mid-sized contractors offering one part; sourcing, transfer or treatment of the water management cycle, not the complete end-to-end solution offered by Energy Services. For many E & P companies, price is a driving factor. As Energy Services continues to penetrate the marketplace, the focus is to assist these companies in understanding the value of having an end-to-end solution rather than engaging many contractors to perform similar services.

Backlog

Backlog for Energy Services as of January 31, 2014 and January 31, 2013 was not significant.

Other

Operations

The Other operations consist of small purchasing and specialty operations. The majority of the revenues are eliminated between segments. A small portion of the revenue is through third party sales, which can produce positive earnings. The focus in this division is in part to purchase for all divisions within Layne.

Discontinued Operations

During the second quarter of FY2013, Layne authorized the sale of its Energy division and entered into negotiations for the sale of substantially all of the Energy division assets to a third party. As of July 31, 2012, Layne considered the Energy division a discontinued operation and reflected it as such in the consolidated financial statements.

On October 1, 2012, Layne completed the sale of all of the exploration and production assets of its Energy division.

Backlog Analysis

Backlog represents the dollar amount of revenues Layne expects to recognize in the future from contracts that have been awarded as well as those that are currently in progress. Layne includes a project in backlog at such time as a contract is executed. Backlog amounts include anticipated revenues associated with the original contract amounts, executed change orders, and any claims that may be outstanding with customers. It does not include contracts that are in the bidding stage or have not been awarded. As a result Layne believes the backlog figures are firm, subject only to modifications, alterations or cancellation provisions contained in the various contracts. Historically, those provisions have not had a material effect on the consolidated financial statements.

Backlog may not be indicative of future operating results. There have been no changes in the methodology used to determine backlog during FY2014 and FY2013. Backlog is not a measure defined by U.S. GAAP and is not a measure of profitability. Layne’s method for calculating backlog may not be comparable to methodologies used by other companies.

Layne’s backlog of uncompleted contracts at January 31, 2014, was approximately $499.2 million as compared to $566.5 million at January 31, 2013. The following table provides an analysis of backlog by division for FY2014.

(in millions)	Backlog at January 31, 2013	New Business Awarded (1)	Revenues Recognized FY2014	Backlog at January 31, 2014
Water Resources	$56.4	$179.3	$175.9	$59.8
Inliner	66.2	143.3	148.4	61.1
Heavy Civil	395.7	129.1	267.2	257.6
Geoconstruction	41.5	163.7	87.2	118.0
Mineral Services	6.7	169.0	173.0	2.7

Total	$566.5	$784.4	$851.7	$499.2

(1) New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Of Layne’s total backlog amount of $499.2 million as of January 31, 2014, approximately $20.7 million relates to active contracts that are in a loss position. As of January 31, 2014, there were no significant contracts in backlog not moving forward as originally scheduled. The remainder of the contracts in backlog have future revenues which are expected to equal or exceed costs when recognized. Layne can provide no assurance as to the profitability of the contracts reflected in backlog. It is possible that the estimates of profitability could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and any claims with customers.

Significant new awards in Geoconstruction during FY2014, included the San Francisco Central Subway project for construction of foundations for three new underground subway stations in the amount of $57.0 million, the specialized foundation work for the TransBay Tower also located in San Francisco in the amount of $19.0 million and a $20.7 million project in Punto Sayago, Uruguay for work on a liquefied natural gas (LNG) terminal. Layne is continuing to track several large scale prospects for both the public and private sector customers as it continues to leverage One Layne capabilities.

During FY2014 and FY2013, there were no cancellations of amounts previously included in backlog and no significant changes in anticipated margin trends based on current backlog.

Business Strategy

Layne strives to be a unique sustainable solutions provider to the world of essential natural resources – water, mineral and energy. Our purpose is to enhance the lives of people by providing and protecting these resources. We are experts in water management, drilling and construction. Our growth strategy is to solve our clients’ most complex natural resource problems by coordinating our diverse product and service offerings into solutions that provide the greatest value. We also intend to grow our presence in the energy services industry by offering cradle to cradle water management solutions related to hydraulic fracturing in the U.S.

One Layne: In order to most effectively cross sell and co-sell our products and services, we have aligned our organization by defining our corporate culture in terms of vision, purpose, values, beliefs and habits. We have adopted four values worldwide that guide our actions. These are safety, sustainability, integrity and excellence. Layne employees base their day to day decisions on our eight beliefs that guide our behavior at work. These beliefs are respect, collaboration, accountability, clarity, courage, passion, innovation and fun.

Our One Layne culture is the basis for adopting many new habits including: a collaborative business planning process; adopting “Layne” as our brand virtually worldwide; a coordinated business development function that supports our division client relationships; a “highest and best use” philosophy for our people, processes and equipment; a common focus on return on assets; more standardized reporting; a compensation plan aligned with One Layne and coordinated marketing.

One Layne business development opportunities are those that involve two or more divisions working collaboratively to solve our clients’ problems. These opportunities tend to be larger in size, more complex and can take considerable time before receiving final approval by the owner, financing and permitting. In the last year, we have grown the list of such opportunities to include dozens of projects valued at over $1 billion. Over time, we believe this business development focus will generate over $100 million of incremental revenues annually.

Three Client Segments: Layne will build a solid client base in three major industry segments – water, mining and oil & gas production. We separate our water clients into two categories, municipal/government and private/industrial clients. Layne’s water management and construction expertise has historically been focused on the hard bid U.S. municipal marketplace. Demand in this market has been weaker following the collapse of the housing construction market. We are focused on taking our expertise further into the industrial marketplace including clients in the power generation, food and beverage and other industries.

Layne’s mining clients are mainly large and intermediate global companies that engage Layne principally for exploration drilling services targeting copper, gold, iron ore and selected other minerals. This is a deeply cyclical business. We aim to mitigate revenue downturns in this sector by cross selling our water management and soil stabilization capabilities. Virtually every mine in the world has a significant water problem, either way too much or too little. Layne is marketing our dewatering capabilities and our water sourcing, treatment and pipeline expertise as a way to generate additional revenues from current clients. We believe that the revenue potential for Layne is substantial and less cyclical.

Layne’s recent entry into the energy services industry is based on our water management capabilities. We have developed a business in the Permian basin that includes water sourcing, transfer, storage and treatment using safe, modern equipment and sustainable business practices. We offer these services as a cradle to cradle solution for oil & gas companies that want to demonstrate their commitment to the environment by recycling their water economically. Because of Layne’s longstanding commitment to hundreds of municipalities, we believe that Layne offers a more credible promise that of protecting the quality and quantity of municipal water while still supplying and managing water for hydraulic fracturing oil and gas wells. We plan on expanding to more U.S. basins over time.

Our business is cyclical and Layne will manage its fixed costs to align with lower revenues as necessary. Given our recent losses, Layne will continue to lower its costs until our earnings improve substantially.

We prefer to grow organically. However, we will continue to evaluate selected acquisition opportunities to enhance our existing businesses and expand our geographic markets. These opportunities must fit with Layne’s culture and strategy while providing attractive financial returns on a risk adjusted basis.

Seasonality

The domestic drilling and construction activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to project sites. Additionally, international Mineral Services customers tend to slow drilling activities surrounding the Christmas and New Year holidays. As a result, revenues and earnings in the first and fourth quarters tend to be less than revenues and earnings in the second and third quarters.

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

Management believes that its operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the method of operations than on other similar companies in the industries in which it operates. Layne has internal procedures and policies that management believes help to ensure that its operations are conducted in compliance with current regulations.

Layne is subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the listing requirements of NASDAQ and other applicable securities rules and regulations. On August 22, 2012, the Securities and Exchange Commission (“SEC”) adopted rules mandated by the Dodd-Frank Act that require “resource extraction issuers” to disclose annually on Form SD certain payments made to the U.S. Government and foreign governments in connection with the commercial development of oil, natural gas or minerals. Information must be provided about the type and total amount of payments made for each project related to the commercial development of oil, natural gas or minerals, which includes mineral exploration, and the type and total amount of payments made to each government. The SEC also adopted rules mandated by the Dodd-Frank Act that require public companies that manufacture products that contain certain minerals and their derivatives, known as “conflict minerals”, to disclose information annually on whether or not such minerals originated from the Democratic Republic of Congo (the “DRC”) or an adjoining country and helped to finance the armed conflict in the DRC, and in some cases, to perform extensive due diligence on their supply chains for such minerals.

These laws are under constant review for amendment or expansion. Moreover, there is a possibility that new legislation or regulations may be adopted. Amended, expanded or new laws and regulations increasing the regulatory burden affecting the industries in which we operate can have a significant impact on our operations and may require us and/or our customers to change our operations significantly or incur substantial costs. Additional proposals and proceedings that might affect the industries in which we operate are pending before Congress, various federal and state regulatory agencies and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, many of the industries in which we operate have been heavily regulated. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations. See Part I, Item 1A—Risk Factors—Risks Relating to Our Business and Industry—The cost of complying with complex governmental regulations applicable to Layne’s business, sanctions resulting from non-compliance or reduced demand resulting from increased regulations could increase its operating costs and reduce profit.

Environmental

Layne’s operations are subject to stringent and complex federal, state, local and foreign environmental laws and regulations. These include, for example, (1) the federal Clean Air Act and comparable state and foreign laws and regulations that impose obligations related to air emissions, (2) the federal Resource Conservation and Recovery Act and comparable state and foreign laws that regulate the management of waste from our facilities, (3) the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and comparable state and foreign laws that regulate the cleanup of hazardous substances that may have been released at properties owned or operated by Layne, its predecessors or locations where Layne or its predecessors sent waste for disposal, and (4) the federal Clean Water Act and the Safe Drinking Water Act and analogous state and foreign laws and regulations that impose detailed permit requirements and strict controls regarding water quality and the discharge of pollutants into waters of the U.S. and state and foreign waters.

Such regulations impose permit requirements, effluent standards, waste handling and disposal restrictions and other design and operational requirements, as well as record keeping and reporting requirements, upon various aspects of Layne’s businesses. Some environmental laws impose liability and cleanup responsibility for the release of hazardous substances regardless of fault, legality of original disposal or ownership of a disposal site. Any changes in the laws and regulations governing environmental protection, land use and species protection may subject us to more stringent environmental control and mitigation standards. In addition, these and other laws and regulations may affect many of Layne’s customers and influence their determination whether to engage in projects which utilize its products and services.

We have made and will continue to make expenditures in our efforts to comply with these requirements. Management does not believe that, to date, expended material amounts in connection with such activities or that compliance with these requirements will have a material adverse effect on Layne’s capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact on the industries in which it operates, to date, management does not believe they have affected it to any greater or lesser extent than other companies in these industries. Due to the size of its operations, significant new environmental regulation could have a disproportionate adverse effect on Layne’s operations. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders limiting or enjoining future operations or imposing additional compliance requirements or operational limitation on such operations. See Part I, Item 1A—Risk Factors—Risks Relating to Our Business and Industry.

Safety and Health

Our operations are also subject to various federal, state, local and foreign laws and regulations relating to worker health and safety as well as their counterparts in foreign countries.

OSHA establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work may apply to Layne’s operations.

The operations of Mineral Services are also subject to the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). In addition to federal regulatory programs, all of the states in which Mineral Services operates have programs for mine safety and health regulation and enforcement. Collectively, federal and state safety and health regulation in the mining industry is among the most comprehensive systems for protection of employee health and safety affecting any segment of U.S. industry. The Mine Act requires mandatory inspections of surface and underground mines and requires the issuance of citations or orders for the violation of a mandatory health and safety standard. A civil penalty must be assessed for each citation or order issued. Serious violations of mandatory health and safety standards may result in the issuance of an order requiring the immediate withdrawal of miners from the mine or any piece of mine equipment. The Mine Act also imposes criminal liability for corporate operators who knowingly or willfully violate a mandatory health and safety standard or order and provides that civil and criminal penalties may be assessed against individual agents, officers and directors who knowingly or willfully violate a mandatory health and safety standard or order. In addition, criminal liability may be imposed against any person for knowingly falsifying records required to be kept under the Mine Act and standards.

The operation and registration of our motor vehicles are subject to various regulations, including those promulgated by the U.S. Department of Transportation, including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance, and drivers' hours of service.

Permits and Licenses

Many states require regulatory mandated construction permits which typically specify that wells, water and sewer pipelines and other infrastructure projects be constructed in accordance with applicable statutes. Our water treatment business is also subject to legislation and municipal requirements that set forth discharge parameters, constrain water source availability and set quality and treatment standards. Various state, local and foreign laws require that water wells and monitoring wells be installed by licensed well drillers. Many of the jurisdictions in which we operate require construction contractors to be licensed. Layne maintains well drilling and contractor’s licenses in those jurisdictions in which it operates and in which such licenses are required. In addition, Layne employs licensed engineers, geologists and other professionals necessary to the conduct of its business. In those circumstances in which Layne does not have a required professional license, it subcontracts that portion of the work to a firm employing the necessary licensed professionals. Layne’s operations are also subject to various permitting and inspection requirements and building and electrical codes. In Mineral Services, drilling also frequently requires environmental permits, which are usually obtained by its customers.

Anti-corruption and Bribery

Layne is subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. It is also subject to the applicable anti-corruption laws in the jurisdictions in which Layne operates, thus potentially exposing it to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the DOJ. In addition, the SEC requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA and other laws can expose Layne and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, financial condition and results of operations. As discussed under the Risk Factors section and Part I, Item 3—Legal Proceedings in this Form 10-K, the Audit Committee of the Board of Directors of Layne has retained outside counsel to conduct an internal investigation of certain transactions and payments in certain countries in Africa that potentially implicate the FCPA, including the books and records provisions.

Employees

At January 31, 2014, Layne has approximately 4,100 employees, approximately 202 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the U.S. Management believes that its relationship with employees is satisfactory. In all of Layne’s operations, an important competitive factor is technical expertise. As a result, Layne emphasizes the training and development of its personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. In addition, Layne emphasizes strict adherence to all health and safety requirements and offer incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and sound safety practices. Training consists of an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight-hour updates. In addition to the OSHA-mandated training, all employees working on mine sites are required to attend a 24 hour MSHA new miners training and an eight hour annual refresher. Layne has a safety team staffed with certified professional trainers which allows it to offer such training in-house. In addition to the training, the safety team is also responsible for preparing health and safety site specific plans and provides guidance and site analysis for the health and safety plans prepared by others.

On average, the field supervisors and drillers have over eleven years of experience with Layne. Many of its professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. Management believes that Layne’s size and reputation allow it to compete effectively for highly qualified professionals.

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

Risks Relating To Our Business And Industry

Demand for our services is vulnerable to economic downturns and reductions in private industry and municipal and other governmental spending. If general economic conditions continue or weaken and current constraints on the availability of capital continue, then our revenues, profits and our financial condition may be materially adversely affected.

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

Levels of municipal spending particularly impact Water Resources, Inliner, Heavy Civil and Geoconstruction. Reduced tax revenue in certain regions, or inability to access traditional sources of credit, may limit spending and new development by local municipalities, which in turn may adversely affect the demand for our services in these regions. Reductions in spending by municipalities or local governmental agencies could reduce demand for our services and reduce our revenue.

The current economic conditions are negatively affecting the pricing for our services and we expect these conditions to continue for the foreseeable future. Many of our customers, especially federal, state and local governmental agencies (which are typically customers in Water Resources, Inliner, Heavy Civil and Geoconstruction) competitively bid for their contracts. Since the recessionary economic environment of 2008, governmental agencies have reduced the number of new projects that they have started and the bidding for those projects has become increasingly competitive. In addition, prices for negotiated contracts have also been negatively impacted. Our customers may also demand lower pricing as a condition of continuing our services. We expect to see an increase in the number of competitors as other companies that do not normally operate in our markets enter seeking contracts to keep their resources employed. In addition, certain of our customers may be unable to pay us if they are unable to raise capital to fund their business operations, which would have an adverse effect on our revenue and cash flows.

As a result of the above conditions, our revenues, net income and overall financial condition were negatively affected during recent fiscal years and may continue to be adversely affected if the current economic conditions do not improve.

A reduction in demand for our mineral exploration and development services could reduce our revenue.

Demand for Mineral Services depends in significant part upon the level of mineral exploration and development activities conducted by mining companies, particularly with respect to gold and copper. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals, which often fluctuate widely in response to global supply and demand, among other factors. In addition, the price of gold is affected by numerous factors, including international economic trends, currency exchange fluctuations, expectations for inflation, speculative activities, consumption patterns, purchases and sales of gold bullion holdings by central banks and others, world production levels and political events. In addition to prevailing prices for minerals, mineral exploration activity is influenced by the following factors:

•	global and domestic economic considerations;

•	the economic feasibility of mineral exploration and production;

•	the discovery rate of new mineral reserves;

•	national and international political conditions;

•	decisions made by mining companies with regards to location and timing of their exploration budgets; and

•	the ability of mining companies to access or generate sufficient funds to finance capital expenditures for their activities.

During FY2014, Mineral Services continued to experience a reduction in its revenue as it did during the second half of FY2013. This decrease was due to lower mining exploration budgets of our customers as well as less demand in the marketplace. A material decrease in the rate of mineral exploration and development reduces the revenue generated by Mineral Services and has adversely affected our results of operations and cash flows. FY2015 will likely see this trend continue until such time as the market becomes stabilized.

Because some of our operations are impacted by certain seasonality, our results can fluctuate significantly, which could make it difficult to evaluate our business and could cause instability in the market price of our common stock.

We periodically have experienced fluctuations in our quarterly results arising from a number of factors, including the following:

•	the timing of the award and completion of contracts;

•	the timing of revenue recognition; and

•	unanticipated additional costs incurred on projects.

In addition, adverse weather conditions, natural disasters, force majeure and other similar events can curtail our operations in various regions of the world throughout the year, resulting in performance delays and increased costs.

Moreover, our domestic activities and related revenue and earnings tend to decrease in the winter months due to holidays and when adverse weather conditions interfere with access to drilling or other construction sites. As a result, our revenue and earnings in the second and third quarters tend to be higher than revenue and earnings in the first and fourth quarters. Accordingly, as a result of the foregoing as well as other factors, our quarterly results should not be considered indicative of results to be expected for any other quarter or for any full fiscal year.

Our use of the percentage-of-completion method of accounting involves significant estimates and management judgment, changes of which could result in volatility in our results of operations.

Our revenue on larger construction contracts is recognized on a percentage-of-completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenue, costs and profits in the reporting period when such estimates are revised. Total estimates may be affected by:

•	changes in expected costs of materials, labor, productivity or scheduling;

•	changes in external factors outside of our control, such as weather or customer requirements; and

•	change orders, which are a normal and recurring part of our business and can increase or decrease the scope of work and therefore the revenue and the cost of a job

The above items can change the estimates on a contract, including those arising from contract penalty provisions, and final contract settlements, and can result in revisions to costs and income. Revisions in estimates are recognized in the period in which they are determined. This could result in the reduction or reversal of previously recorded profits. Change orders often change the scope and cost of a contract. Change orders can also have the short-term effect of reducing the percentage of completion on a contract and the revenues and profits that otherwise would be recognized.

We may experience cost overruns on our fixed-price contracts, which could reduce our profitability, and we may suffer additional losses. We are engaged in a highly competitive industry.

A significant number of our contracts contain fixed prices and generally assign responsibility to us for cost overruns for the subject projects. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials, labor and other requirements. Inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, cost of raw materials, or our suppliers’ or subcontractors’ inability to perform, could result in substantial losses. We may not be able to obtain compensation for additional work performed or expenses incurred as a result of these changes. Many of our contracts also are subject to cancellation by the customer upon short notice with limited or no damages payable to us. The nature of estimating contracts in our businesses is such that changing conditions and new developments are continuous and characteristic of the process. As a result, cost and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could affect our operating results.

We have indebtedness and other contractual commitments that could limit our operating flexibility, and in turn, hinder our ability to make payments on the obligations, lessen our ability to make capital expenditures and/or increase the cost of obtaining additional financing.

As of January 31, 2014, our total indebtedness was $122.6 million, our total liabilities were $355.9 million and our total assets were $646.6 million. The terms of our indebtedness could have important consequences to stockholders, including the following:

•	our ability to obtain any necessary financing in the future for working capital, acquisitions, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

•	a portion of our cash flow must be dedicated to the payment of principal and interest on our indebtedness and other obligations and will not be available for use in our business; and

•	our credit agreement contains various operating and financial covenants that could restrict our ability to incur additional indebtedness and liens, fund our foreign operations, make investments and acquisitions, transfer or sell assets, transact with affiliates and that could require us to cash collateralize some or all of our outstanding letters of credit.

During the first, second and third quarters of FY2014, we determined that we would likely not be in compliance with the financial covenants in our Credit Agreement for those quarters and entered into amendments to our Credit Agreement to suspend and/or waive compliance with those covenants. As part of the second quarter amendment, we also granted liens on substantially all of our assets to secure the Credit Agreement and reduced the amount of credit available from $300.0 million to $200.0 million. In connection with the Convertible Notes offering, we further amended the Credit Agreement to, among other things, reduce the amount of the commitments under the Credit Agreement from $200.0 million to $150.0 million and obtained additional short-term financial covenant relief. As discussed elsewhere in this Form 10-K, Layne’s business was adversely affected by the continuing global mining exploration slowdown, the harsh weather conditions in much of the U.S. during the winter and continuing weak demand for infrastructure projects in Brazil and the U.S., especially by U.S. municipalities. As a result, we would not have been in compliance with the minimum EBITDA covenant in the Credit Agreement for the fourth quarter of FY 2014 if certain FY2014 performance based bonuses were paid and we also anticipated that we would not be in compliance with this covenant for the first quarter of FY2015 and might not be in compliance with at least one of our financial covenants during the next twelve months. As a result, we replaced the Credit Agreement with an asset-backed loan facility (“ABL facility”) on April 15, 2014. See also Note 7 to the Consolidated Financial Statements.

We may have difficulty implementing our new business strategy and our business may suffer if we do not.

As discussed elsewhere in this Form 10-K, we have recently made several significant changes in our corporate strategy. Although these new areas of focus draw upon our significant experience in water management, construction and drilling, we will be marketing our services to new customers and industries. Our management will need to remain flexible to support our new business model over the next few years. Implementing our corporate strategy could require a significant amount of additional capital and could distract management from running our day-to-day operations. If we are not able to successfully implement our current corporate strategy, our results of operations, cash flows and shareholder returns could be negatively affected.

We have experienced minor disruptions in conjunction with the relocation of corporate headquarters.

We have completed our relocation of our corporate headquarters to The Woodlands, Texas, a suburb of Houston. This relocation is intended to promote increased interaction and collaboration among all divisions of Layne, while providing increased access to some of the nation’s leading energy companies. A number of our corporate office employees, including some senior executives, did not relocate to The Woodlands and as a result we have had to hire replacements and/or outsource certain functions on a temporary basis, which has increased our costs and resulted in inefficiencies as personnel are being trained.

We must attract and retain qualified managers and executives.

We are very dependent on the skills and motivation of our employees, managers and executives to define and implement our corporate strategies and operational plans. We maintain and rely on a small executive team to manage our business. We may not be successful in retaining such personnel or attracting qualified replacements should any personnel leave. The loss of members of the executive team could materially and adversely affect our financial condition, results of operation, and cash flow. We must ensure our executives and all employees are appropriately motived and compensated to ensure long-term succession and continuity.

There may be undisclosed liabilities associated with our acquisitions.

In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover, including liabilities arising from non-compliance with laws and regulations by prior owners for which we, as successor owners, may be responsible. The indemnification provisions, closing escrow accounts, if any, and other terms of the acquisition agreements may not be sufficient to protect us against these liabilities.

Because we are a multinational company conducting a complex business in many markets worldwide, we are subject to legal and operational risks related to staffing and management, as well as a broad array of local legal and regulatory requirements.

Operating outside of the U.S. creates difficulties associated with staffing and managing our international operations, as well as complying with local legal and regulatory requirements. The laws and regulations in the markets in which we operate are subject to rapid change. Although we have local staff in countries in which we deem it appropriate, we cannot ensure that we will be operating in full compliance with all applicable laws or regulations to which we may be subject, including customs and clearing, tax, immigration, employment, worker health and safety and environmental. We also cannot ensure that these laws will not be modified in ways that may adversely affect our business.

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

Our earnings are significantly impacted by the results of our operations in foreign countries. Our foreign operations are subject to certain risks beyond our control, including the following:

•	political, social and economic instability;

•	war and civil disturbances;

•	bribery and corruption;

•	the taking of property through nationalization or expropriation without fair compensation;

•	changes in government policies and regulations;

•	tariffs, taxes and other trade barriers;

•	barriers to timely movement or transfer of equipment between countries; and

•	exchange controls and limitations on remittance of dividends or other payments to us by our foreign subsidiaries and affiliates.

In particular, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, could materially adversely affect our business, growth, financial condition or results of operations. For example, while there are currently no limitations on the repatriation of profits from the countries in which we have subsidiaries, several countries do impose withholding taxes on dividends or fund transfers. Foreign funds transfer restrictions, taxes or limitations may be imposed or increased in the future with regard to repatriation of earnings and investments from countries in which we operate. If foreign funds transfer restrictions, taxes or limitations are imposed, our ability to receive dividends or other payments from affected subsidiaries could be reduced, resulting in an adverse material effect.

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

While we obtain advice from legal and tax advisors as necessary to help assure compliance with tax and regulatory matters, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of intercompany services, cross-border payments between affiliated companies and the related effects on income tax, value-added tax (“VAT”), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews, and from time to time undergo comprehensive tax reviews and may be required to make additional tax payments should the review result in different interpretations, allocations or valuations of our products or services. Certain countries may, from time to time, make changes to their existing tax structure which might affect our operations. These countries may, with little or no notice, implement additional taxes in the form of severance taxes, windfall profits taxes, production taxes and tariffs, which could negatively impact our results in our divisions who perform services in those countries. We earn a significant amount of our operating income from outside of the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in additional tax expense. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material impact on our tax expense and cash flows.

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

Although we evaluate the credit capacity of our financial counterparties, changes in global economic conditions could negatively impact their ability to access credit. The risks of such reduction in credit capacity include:

•	ability of institutions with whom we have lines of credit to allow access to those funds; and

•	viability of institutions holding our cash deposits or, in the case of U.S. banks, cash deposits in excess of FDIC insurance limits.

If these institutions fail to fulfill their commitments to us, our access to operating cash could be restricted.

Demand for Energy Services will be dependent on the level of expenditures of the oil and gas industry. A decline in commodity prices which could result in lower expenditures by the oil and gas industry and could in turn affect our ability to successfully develop this business segment and negatively affect our operating results.

The demand by the oil and gas industry for the services offered by Energy Services will depend on the level of expenditures for the exploration, development and production of oil and gas. Decreases in commodity prices can be affected by a variety of factors, including the level of worldwide oil and gas exploration and production activity, political and economic uncertainty, the level of excess production capacity, demand for hydrocarbons, technological advances affecting energy consumption, the ability of the Organization of Petroleum Exporting Countries (OPEC) to set and maintain production levels for oil, oil and gas production of non-OPEC countries and weather. The oil and gas industry has historically experienced periodic downturns. A significant downturn could adversely affect the ability to sell Layne’s services at prices that are profitable and could negatively affect Energy Services’ operating results.

If we are unable to obtain bonding at acceptable rates, our operating costs could increase.

A significant portion of our projects require us to procure a bond to secure performance. With a decreasing number of insurance providers in that market, it may be difficult to find sureties who will continue to provide contract-required bonding at acceptable rates. If our financial position was to significantly deteriorate, we may encounter difficulties in obtaining bonding. With respect to our joint ventures, our ability to obtain a bond may also depend on the credit and performance risks of our joint venture partners, some of whom may not be as financially strong as we are. Our inability to obtain bonding on favorable terms or at all would increase our operating costs and inhibit our ability to execute projects.

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

As of January 31, 2014, the total backlog in Water Resources, Inliner, Heavy Civil, Geoconstruction and Mineral Services was approximately $499.2 million. This consists of the expected gross revenue associated with executed contracts, or portions thereof, not yet performed by us. We cannot ensure that the revenue projected in our backlog will be realized or, if realized, will result in profit. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor project performance could increase the cost associated with a project. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog. Reductions in backlog due to cancellation by a customer or scope adjustments adversely affect, potentially to a material extent, the revenue and profit we actually receive from such backlog. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time.

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

The timing of new contract awards and the performance of those new contracts could have an adverse effect on our operating results and cash flows.

It is difficult to predict when and whether new projects will be let out for bid. New projects often must endure a lengthy and complex design and bidding process. This process can be affected by governmental approvals, budget negotiations, funding approvals as well as changing market conditions. The uncertainty of the timing of contract awards as well as the timing of the commencement date of the contract can have an adverse effect on our results of operations and cash flows causing fluctuations from quarter to quarter or year to year. These fluctuations can be significant.

If we cannot obtain third-party subcontractors at reasonable rates, or if their performance is unsatisfactory, our profit could be reduced.

We rely on third-party subcontractors to complete some of our projects. To the extent that we cannot engage subcontractors, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for subcontracted services exceeds the amount we have estimated in bidding for fixed-price work, we could experience reduced profits or losses in the performance of these contracts. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services from another source at a higher price, which could reduce the profit to be realized or result in a loss on a project for which the services were needed. Also, if our subcontractors perform unsatisfactory work, we may become subject to increased warranty costs or product liability or other claims against us.

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

In addition, our operations are subject to delays in obtaining equipment and supplies and the availability of transportation for the purpose of mobilizing rigs and other equipment, particularly where rigs or mines are located in remote areas with limited infrastructure support. Our business operations are also subject to force majeure events such as adverse weather conditions, natural disasters and mine accidents or closings. If our drill site or construction operations were interrupted or suspended as a result of any such events, we could incur substantial losses of revenue and future business.

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

As of January 31, 2014, approximately 5% of our workforce was unionized and 5 of our 23 standing collective bargaining agreements are scheduled to expire within the next 12 months. To the extent that disputes relating to existing or future collective bargaining agreements arise, a work stoppage could occur. If protracted, a work stoppage could substantially reduce or suspend our operations and reduce our revenue.

If we are not able to demonstrate our technical competence, competitive pricing and reliable performance to potential customers we will lose business to competitors, which would reduce our profit.

We face significant competition and a large part of our business is dependent upon obtaining work through a competitive bidding process. In Water Resources, Inliner, Heavy Civil and Geoconstruction, we compete with many smaller firms on a local or regional level, many of whom have a lower corporate overhead cost than us. There are few proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to our company. Our competitors for the type of construction services we perform are primarily local and regional specialty general contractors. In Mineral Services, we compete with a number of drilling companies, the largest being Boart Longyear Limited, an Australian public company, Major Drilling Group International Inc., a Canadian public company and Foraco International S.A., a French company publicly traded on the Toronto stock exchange. Competition also places downward pressure on our contract prices and profit margins. Competition in all of our markets, and especially in Water Resources, Inliner, Heavy Civil and Geoconstruction, has intensified in the last couple of years due to the continuing difficult economic conditions and such heightened competition is expected to continue for the foreseeable future. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profit. Additional competition could reduce our profit.

Our failure to comply with the regulations of the U.S. Occupational Safety and Health Administration, the U.S. Mine Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.

OSHA, MSHA and other comparable state and foreign laws establish certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the applicable regulatory authorities and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work may apply to our operations. We have incurred, and will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA, MSHA and other state, local and foreign laws and regulations, and could incur penalties and fines in the future, including in extreme cases, criminal sanctions.

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

We have, from time to time, received notice from the U.S. Department of Transportation (DOT) that our motor carrier operations may be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we were not able to successfully resolve these issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.

The cost of complying with complex governmental regulations applicable to our business, sanctions resulting from non-compliance or reduced demand resulting from increased regulations could increase our operating costs and reduce our profit.

Our drilling and other construction services are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Our operations are subject to inspection and regulation by various governmental agencies, including the DOT, OSHA and MSHA of the Department of Labor in the U.S., as well as their counterparts in foreign countries. A major risk inherent in drilling and other construction is the need to obtain permits from local authorities. Delays in obtaining permits, the failure to obtain a permit for a project or a permit with unreasonable conditions or costs could limit our ability to effectively provide our services.

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

In most states, one of our employees is required to be a licensed contractor in order for us to bid for, or perform, certain types of construction related projects. From time to time, we are temporarily unable to bid for, or perform work with respect to, those types of construction projects in a particular state, because our licensed employee resigns, is terminated, or dies. Depending upon the length of time to qualify another employee as a licensed contractor in the state and the number and size of the affected projects in that state, the loss of the services of an employee that is a licensed contractor could have a material adverse effect on our results of operations.

The SEC has promulgated final rules mandated by the Dodd-Frank Act regarding disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. The Dodd-Frank Act requires that public companies conduct due diligence to determine whether such minerals originated from the DRC or an adjoining country and whether such minerals helped finance the armed conflict in the DRC. These new rules required due diligence efforts beginning in FY2014, with the first conflict minerals report due by May 31, 2014 and annually thereafter. There will be costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals or to determine that such minerals are DRC conflict-free. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as DRC conflict-free because our supply chain is complex. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. See Part I, Item 1—Business—Regulation in this Form 10-K for additional information.

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

Various foreign, federal, state and local environmental laws and regulations may impose liability on us with respect to conditions at our current or former facilities, sites at which we conduct or have conducted operations or activities or any third-party waste disposal site to which we send hazardous wastes. We may be subject to claims under various environmental laws and regulations, federal and state statutes and/or common law doctrines for toxic torts and other damages, as well as for natural resource damages and the investigation and clean-up of soil, surface water, groundwater and other media under laws such as CERCLA. Such claims may arise, for example, out of current or former conditions at project sites, current or former properties owned or leased by us and contaminated sites that have always been owned or operated by third parties. Liability may be imposed without regard to fault and may be strict, joint and several, such that we may be held responsible for more than our share of any contamination or other damages, or even for the entire share, and may be unable to obtain reimbursement from the parties causing the contamination. The costs of investigation or remediation at these sites may be substantial. Environmental laws are complex, change frequently and have tended to become more stringent over time. Compliance with, and liability under, current and future environmental laws, as well as more vigorous enforcement policies or discovery of previously unknown conditions requiring remediation, could increase our operating costs and reduce our revenue. See Part I, Item 1—Business—Regulation in this Form 10-K for additional information.

We may face unanticipated water and other waste disposal costs.

Many of our operations involve the production or disposal of significant quantities of water. We may be subject to regulation that restricts our ability to discharge water in the course of these operations.

The costs to dispose of this water may increase if any of the following occur:

•	we cannot obtain future permits from applicable regulatory agencies;

•	water of lesser quality or requiring additional treatment is produced; or

•	new laws and regulations require water to be disposed in a different manner.

The cost to dispose of, or treat, that water or otherwise comply with these regulations concerning water disposal may reduce our profitability.

If our health insurance, liability insurance or workers’ compensation insurance is insufficient to cover losses resulting from claims or hazards, if we are unable to cover our deductible obligations or if we are unable to obtain insurance at reasonable rates, our operating costs could increase and our profit could decline.

Although we maintain insurance protection that we consider economically prudent for major losses, we have high deductible amounts for each claim under our health insurance, workers’ compensation insurance and liability insurance. Our current individual claim deductible amount is $175,000 for health insurance, $1,500,000 for general liability insurance and $1,000,000 for workers’ compensation. We cannot assure that we will have adequate funds to cover our deductible obligations or that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. In addition, we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A successful claim or damage resulting from a hazard for which we are not fully insured could increase our operating costs and reduce our profit.

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

To prepare financial statements in conformity with generally accepted accounting principles in the U.S., we are required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenue, expenses and disclosures of contingent assets and liabilities. Areas in which we must make significant estimates include:

•	contract costs and profit and application of percentage-of-completion accounting and revenue recognition of contract claims;

•	recoverability of inventory and application of lower of cost or market accounting;

•	provisions for uncollectible receivables and customer claims and recoveries of costs from subcontractors, vendors and others;

•	provisions for income taxes and related valuation allowances;

•	recoverability of goodwill;

•	recoverability of other intangibles and related estimated lives;

•	valuation of assets acquired and liabilities assumed in connection with business combinations; and

•	accruals for estimated liabilities; including litigation and insurance reserves.

If these estimates are inaccurate, our actual results could differ materially from currently recorded amounts.

The cost of defending litigation or successful claims against us could reduce our profit or significantly limit our liquidity and impair our operations.

We have been and from time to time may be named as a defendant in legal actions claiming damages in connection with drilling or other construction projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage that occur in connection with drilling or construction site services. In addition, on April 17, 2013, an individual person filed a purported class action suit against us and two other companies and three of our subsidiaries in our discontinued oil and gas exploration and production business. The lawsuit was supposedly filed on behalf of all lessors and royalty owners from 2004 to the present. Plaintiff essentially alleges that we and the two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas. The plaintiff seeks certification as a class and unquantified damages. Since this litigation is at a very early state, we are currently unable to predict its outcome or estimate our exposure. To the extent that the cost of defending litigation or successful claims against us is not covered by insurance, our profit could decline, our liquidity could be significantly reduced and our operations could be impaired.

Impairment in the carrying value of long-lived assets, equity method investments, and goodwill could negatively affect our operating results.

Under generally accepted accounting principles, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, changes in corporate strategy and business plans or other factors leading to reduction in expected long-term sales or profitability. Layne evaluates its equity method investments for impairment at least annually or when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. See Note 5 to the Consolidated Financial Statements for a discussion of impairment charges recorded.

Our ability to use U.S. federal net operating loss carryforwards, foreign tax credit carryforwards and net unrealized built-in losses could be severely limited in the event of certain share transfers of our common stock.

We currently have a significant U.S. deferred tax asset, before considering valuation allowances, which results from federal net operating loss carryforwards, foreign tax credit carryforwards and net unrealized built-in losses. While we have recorded a full valuation allowance against the net deferred tax asset, the carryforwards and the future use of these attributes could provide significant future tax savings to us if we are able to use such losses and credits. However, our ability to use these tax benefits may be restricted due to a future ownership change within the meaning of Section 382 of the Internal Revenue Code. An ownership change could occur that would severely limit our ability to use the tax benefits associated with the net operating loss carryforwards, foreign tax credit carryforwards and net unrealized built-in losses, which may result in a significantly higher tax cost as compared to the situation where these tax benefits are preserved.

If we repatriate earnings from foreign subsidiaries which are currently considered indefinitely reinvested, our income tax expense could be significantly increased.

We have not recognized a deferred tax liability on the undistributed earnings of foreign subsidiaries as allowed under the indefinite reversal criterion of ASC 740. We consider these amounts to be indefinitely invested based on specific plans for reinvestment of these earnings. However, if liquidity deterioration were to require Layne to change its plans and repatriate all or a portion of these undistributed earnings, income tax expense and deferred income tax liabilities could be significantly increased.

Difficulties integrating our acquisitions could lower our profit.

We have made acquisitions to pursue market opportunities, increase our existing capabilities and expand into new areas of operations and we plan to pursue additional acquisitions in the future. If we are unable to identify and complete such acquisitions, our growth strategy could be impaired. In addition, we may encounter difficulties integrating our acquisitions and in successfully managing the growth we expect from the acquisitions. Adverse changes in the credit markets may make it more difficult and costly to finance acquisitions. Furthermore, expansion into new businesses may expose us to additional business risks that are different from those we have traditionally experienced. Acquisitions involve a number of risks, including the diversion of management’s attention from our existing operations, the failure to retain key personnel or customers of an acquired business, the failure to realize anticipated benefits, such as cost savings and revenue enhancements, the potentially substantial transaction costs associated with acquisitions, the assumption of unknown liabilities of the acquired business, and the inability to successfully integrate the business within Layne. Potential impairment could result if we overpay for an acquisition. To the extent we encounter problems in identifying acquisition risks or integrating our acquisition, our operations could be impaired as a result of business disruptions and lost management time, which could reduce our profit. There can be no assurance that any past or future acquired businesses will generate anticipated revenues or earnings.

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

We may be exposed to liabilities under the Foreign Corrupt Practices Act and any determination that Layne or any of its subsidiaries has violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the FCPA. As discussed under Part I, Item 3—Legal Proceedings in this Form 10-K, during FY 2011, our audit committee commenced an internal investigation into certain transactions and payments in Africa that potentially implicate the FCPA, including the books and records provisions of the FCPA. We have made a voluntary disclosure to the DOJ and the SEC regarding the results of our investigation and we are cooperating with the DOJ and the SEC in connection with their review of the matter.

The FCPA and related statutes and regulations provide for potential fines, civil and criminal penalties, equitable remedies, including disgorgement of profits or monetary benefits from such payments, related interest and injunctive relief. Civil penalties under the anti-bribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2 million per violation or twice the gross pecuniary gain to Layne or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $500,000 and a company that knowingly commits a violation can be fined up to $25 million. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA.

We are engaged in discussions with the DOJ and the SEC regarding a potential negotiated resolution of these matters. We believe that it is likely that any settlement will include both the payment of a monetary fine and the disgorgement of any improper benefits. In May 2013, the staff of the SEC orally advised us that they calculated the estimated benefits to us from allegedly improper payments, plus interest thereon, to be approximately $4.8 million, which amount was accrued by us as of April 30, 2013. Based on the results of our internal investigation, an analysis of the resolution of recent and similar FCPA resolutions, we currently estimate a potential settlement range for resolving these matters (including the amount of a monetary penalty and the disgorgement of an improper benefits plus interest) of $10.4 million to $16.0 million. We have increased our reserve for the settlement of these matters from $4.8 million to $10.4 million, representing the low end of this range as of January 31, 2014.

At this time, we can provide no assurance as to whether we will be able to settle for an amount equal to our current reserve or within our estimated settlement range or whether the SEC or DOJ will accept voluntary settlement terms that would be acceptable to us. Furthermore, we cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government was to litigate the matter. As such, based on the information available at this time any additional liability related to this matter is not reasonably estimable. We will continue to evaluate the amount of our liability pending final resolution of the investigation and any related settlement discussions with the government; the amount of the actual liability for any fines, penalties, disgorgement or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date.

Further, detecting, investigating and resolving these matters is expensive and consumes significant time and attention of our senior management. We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to its interests. We could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders or other interest holders or constituents. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from its current clients and potential clients, to attract and retain employees and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the agreements governing our debt instruments if such violation were to have a material adverse effect on our business, assets, property, financial condition or prospects or if the amount of any settlement resulted in our failing to satisfy any financial covenants.

Other than the indication of the estimated disgorgement amount noted above, we have not received any proposed settlement offers from the SEC or DOJ and there can be no assurance that our discussions with the DOJ and SEC will result in a final settlement of any or all of these issues or, if a settlement is reached, the timing of any such settlement or that the terms of any such settlement would not have a material adverse effect on us.

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

Deliberate, malicious acts, including terrorism and sabotage, could damage our facilities, disrupt our operations or injure employees, contractors, customers or the public and result in liability to us.

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

We use suppliers to obtain the necessary materials and subcontractors to perform portions of our services and to manage work flow. In some cases, we pay our suppliers and subcontractors before our customers pay us for the related services. We may pay our suppliers and subcontractors for materials purchased and work performed for customers who fail to pay, or delay paying, us for the related work, which could harm our liquidity and results of operations.

We extend trade credit to customers for purchases of our services, and in the past we have had, and in the future we may have, difficulty collecting receivables from customers that experience financial difficulties.

We grant trade credit, generally without collateral, to our customers, which include mining companies, general contractors, commercial and industrial facility owners, state and local governments and developers. Consequently, we are subject to potential credit risk related to changes in business and economic factors in the geographic areas in which our customers are located. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customers' revenues or cash flows could affect our ability to collect amounts due from them.

We are dependent on our information systems.

Layne is dependent on a variety of information technology systems for the efficient functioning of our business as well as the security of our information. Problems with the implementation of new or upgraded systems as our business grows or with maintenance of existing systems could disrupt or reduce the efficiency of our operations.

The conditional conversion feature of the Convertible Notes, if triggered, may adversely affect our financial condition.

In the event the conditional conversion feature of the Convertible Notes are triggered, holders of the Convertible Notes will be entitled to convert such Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligations based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Notes, if we have irrevocably elected net share settlement upon conversion we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

Despite our current consolidated debt levels, we may still incur substantially more debt or take other actions which would intensify the risks discussed above.

Despite our current consolidated debt levels we may be able to incur substantial additional debt in the future, including secured debt. We are not restricted under the terms of the indenture governing the Convertible Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Convertible Notes but that could diminish our ability to make payments on the Convertible Notes.

Risks Related To Our Common Stock

Provisions in our organizational documents and Delaware law could prevent or frustrate attempts by stockholders to replace our current management or effect a change of control of Layne.

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

In addition, provisions of Delaware law may also discourage, delay or prevent a third party from acquiring or merging with us or obtaining control of Layne.

If a “fundamental change” (as such terms are defined in the indenture of the Convertible Notes) occurs, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of their Convertible Notes. A “fundamental change” generally occurs when there is a change in control of Layne (acquisition of 50% or more of our voting stock, liquidation or sale of Layne not for stock) or trading of our stock is terminated. In the event of a “make-whole fundamental change” (as is defined in the indenture for the Convertible Notes), we may also be required to increase the conversion rate applicable to the Convertible Notes surrendered for conversion in connection with such make-whole fundamental change. A “make-whole fundamental change” is generally a sale of Layne not for stock in another publicly traded company. In addition, the indenture prohibits us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the Convertible Notes.

We are required to assess and report on our internal controls each year. Findings of inadequate internal controls could reduce investor confidence in the reliability of Layne’s financial information.

As directed by the Sarbanes-Oxley Act, the SEC adopted rules requiring public companies, including us, to include a report of management on Layne’s internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, the public accounting firm auditing our financial statements must report on the effectiveness of our internal control over financial reporting. If we are unable to conclude that we have effective internal control over financial reporting investors could lose confidence in the reliability of our financial statements, which could lower our stock price.

We are restricted from paying dividends.

We have not paid any cash dividends on our common stock since our initial public offering in 1992, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our current credit arrangements restrict our ability to pay cash dividends.

Our share price could be volatile and could decline, resulting in a substantial or complete loss of your investment. Because the trading of our common stock is characterized by low trading volume, it could be difficult for you to sell the shares of our common stock that you hold.

The stock markets, including the NASDAQ Global Select Market, on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile, and you may experience a decrease in the value of the shares of our common stock that you may hold, including a decrease unrelated to our operating performance or prospects. In addition, the trading of our common stock has historically been characterized by relatively low trading volume, and the volatility of our stock price could be exacerbated by such low trading volumes. The market price of our common stock could be subject to significant fluctuations in response to various factors or events, including among other things:

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

 Item 2.    Properties

Our corporate headquarters are located in The Woodlands, Texas (a suburb of Houston, Texas), in approximately 51,000 square feet of office space leased by Layne pursuant to a written lease agreement which expires in 2025 and has two, five-year extensions.

As of January 31, 2014, we (excluding foreign affiliates) owned or leased approximately 620 drill and well service rigs throughout the world, approximately 450 of which were located in the U.S. The total rig number includes rigs used primarily in each of our service lines as well as multi-purpose rigs. In addition, as of January 31, 2014, our foreign affiliates owned or leased approximately 190 drill rigs.

Oil and Gas Operations

As further discussed in Note 15 to the Consolidated Financial Statements, during FY2013, we completed the sale of substantially all of the assets of our Energy division. At January 31, 2014 and 2013, we had no oil and gas producing activities. Accordingly, the information presented below only includes information of our operations through the completion of the sale on October 1, 2012. We did not have a reserve study performed during FY2013.

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

Productive Wells, Acreage and Drilling Activity

For the year ended January 31, 2014 we had no wells, acreage, or drilling activity as all previously owned wells and acreage were sold as part of the sale of the Energy division during FY2013. For the years ended January 31, 2013 and 2012, we produced 3,009 MMcf, and 4,411 MMcf, respectively. Our acreage as of January 31, 2012, was 110,707 gross and 105,827 net developed acres, respectively, and 115,794 gross and 111,729 net undeveloped acres, respectively.

The table below sets forth the number of wells completed at any time during the period, regardless of when drilling was initiated.

Fiscal Year Ended January 31,	2013
	Gross	Net
Development wells:
Capable of production	6	6
Dry	-	-
Wells abandoned or disposed	(621)	(620)
Acquired wells	-	-

Net decrease in capable wells	(615)	(614)

 Item 3.    Legal Proceedings

In connection with updating its FCPA policy, questions were raised internally in September 2010 about, among other things, the legality of certain payments by Layne to agents and other third parties interacting with government officials in certain countries in Africa. The audit committee of the board of directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. Layne has made a voluntary disclosure to the DOJ and SEC regarding the results of the investigation and is cooperating with those agencies in connection with their review of the matter.

Based on the results of Layne’s internal investigation, an analysis of the resolution of recent and similar FCPA resolutions, Layne has accrued $10.4 million as an estimate to resolve this matter. Layne is currently engaged in discussions with the DOJ and SEC regarding a potential negotiated resolution of these matters. For further discussion on this and other legal proceedings, see Note 14 to the Consolidated Financial Statements.

 Item 4.    Mine Safety Disclosures

The operations Layne performs on mine sites are subject to regulation by the Federal Mine Safety and Health Administration under the Federal Mine Safety and Health Act of 1977. Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Act and Item 104 of Regulation S-K is included in Exhibit 95 to this Form 10-K.

  PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Layne’s common stock is traded on the NASDAQ Global Select Market under the symbol LAYN. The following table sets forth the range of high and low sales prices of Layne’s stock by quarter for FY2014 and FY2013, as reported by the NASDAQ Global Select Market.

Fiscal Year 2014	High	Low
First Quarter	$23.63	$17.42
Second Quarter	22.64	18.68
Third Quarter	20.75	18.12
Fourth Quarter	20.14	13.88

Fiscal Year 2013	High	Low
First Quarter	$26.70	$20.29
Second Quarter	22.12	18.59
Third Quarter	22.31	18.09
Fourth Quarter	24.59	20.86

At April 21, 2014, there were 89 owners of record of Layne’s common stock.

Layne has not paid any cash dividends on its common stock. Moreover, the Board of Directors of Layne does not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of Layne and such other factors as the Board of Directors may deem relevant, as well as restrictions under Layne’s indebtedness agreements.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 31, 2014, with respect to shares of Layne’s common stock that have been authorized for issuance under the existing equity compensation plans, including Layne’s 2006 Equity Plan and 2002 Option Plan.

The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnote 1 to the table sets forth the total number of shares of common stock issuable upon the exercise of options under expired plans as of January 31, 2014, and the weighted average exercise price of those options. No additional options may be granted under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,056,486	(1)	$24.24	572,624	(2)

(1)      Shares issuable pursuant to outstanding options under the 2006 Equity Plan and the 2002 Option Plan. As of January 31, 2014, an additional 49,326 shares of Layne common stock were issuable upon the exercise of outstanding options under the expired 1996 Option Plan. The weighted-average exercise price of those options is $23.76 per share. No additional options may be granted under the 1996 Option Plan.

(2)      All shares listed are issuable pursuant to future awards under the 2006 Equity Plan.

 Item 6. Selected Financial Data

The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2014, has been derived from Layne’s audited consolidated financial statements. The acquisitions, as noted below, have been accounted for under the acquisition method of accounting and, accordingly, Layne’s consolidated results include the effects of the acquisitions from the date of each acquisition. All periods presented below reflect the effects of operations discontinued in FY2014 and FY2013.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the consolidated financial statements and notes thereto under Item 8 included elsewhere in this Form 10-K.

As of and Years Ended January 31,	2014(1)	2013(2)	2012	2011(3)	2010(4)
Consolidated Statements of Operations (in thousands, except per share data):
Revenues	$859,283	$1,069,126	$1,106,018	$993,758	$814,584
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(711,791)	(873,807)	(869,074)	(774,491)	(648,102)
Selling, general and administrative expenses	(146,457)	(161,507)	(162,739)	(138,237)	(123,719)
Depreciation and amortization	(60,980)	(61,158)	(55,640)	(44,604)	(40,490)
Impairment charges (Note 5)	(14,646)	(8,431)	(96,579)	-	-
Loss on remeasurement of equity method investment (Note 2)	-	(7,705)	-	-	-
Litigation settlement gains (5)	-	-	-	-	2,828
Equity in (losses) earnings of affiliates	(2,974)	20,572	24,647	13,153	8,198
Interest expense	(8,879)	(4,309)	(2,357)	(1,594)	(2,734)
Other income, net	5,558	5,844	9,685	524	213

(Loss) income from continuing operations before income taxes	(80,886)	(21,375)	(46,039)	48,509	10,778
Income tax (expense) benefit(6)	(52,963)	9,115	(8,634)	(20,629)	(6,627)

Net (loss) income from continuing operations	(133,849)	(12,260)	(54,673)	27,880	4,151
Net income (loss) from discontinued operations	5,798	(23,763)	1,491	3,707	(2,786)

Net (loss) income	(128,051)	(36,023)	(53,182)	31,587	1,365
Net income attributable to noncontrolling interest	(588)	(628)	(2,893)	(1,596)	-

Net (loss) income attributable to Layne Christensen Company	$(128,639)	$(36,651)	$(56,075)	$29,991	$1,365

Earnings per share information attributable to
Layne Christensen Company shareholders:
Basic (loss) income per share-continuing operations	$(6.86)	$(0.66)	$(2.96)	$1.36	$0.21
Basic income (loss) per share-discontinued operations	0.30	(1.22)	0.08	0.19	(0.14)

Basic (loss) income per share	$(6.56)	$(1.88)	$(2.88)	$1.55	$0.07

Diluted (loss) income per share-continuing operations	$(6.86)	$(0.66)	$(2.96)	$1.34	$0.21
Diluted income (loss) per share - discontinued operations	0.30	(1.22)	0.08	0.19	(0.14)

Diluted (loss) income per share	$(6.56)	$(1.88)	$(2.88)	$1.53	$0.07

Balance Sheet Data (in thousands):
Working capital, including current maturities of debt	$121,330	$125,079	$136,404	$93,309	$119,649
Total assets	646,618	812,226	805,836	816,652	730,955
Total long-term debt, excluding current maturities	108,304	96,539	52,716	-	6,667
Total Layne Christensen Company equity	289,464	412,737	448,665	501,402	466,798

(1)	During the first quarter of FY2014, Layne authorized the sale of its SolmeteX operation and accounted for it as a discontinued operation. The operation was sold on July 31, 2013.
(2)	During FY2013, Layne accounted for its Energy division as a discontinued operation. The Energy division was sold in October 2013.
(3)	During FY2011, Layne acquired certain assets of Intevras Technologies, LLC, 50% of Diberil and 100% of the stock of Bencor Corporation of America. The impact of Intevras was not material to the FY2011 consolidated financial statements. Bencor contributed $33.8 million of net income to the FY2011 consolidated financial statements. Diberil was accounted for using the equity method of accounting.
(4)	During FY2010, Layne acquired the assets of MCL Technology Corporation and Meadow Equipment Sales, Inc. Also during FY2010 Layne acquired 100% of the stock of W.L. Hailey & Company, Inc., which contributed $3.5 million to net income in FY2010.
(5)	Layne prevailed in litigation against a former owner of a subsidiary and associated partners involving alleged competitions in violation of non-competition agreements.
(6)	An $81.3 million valuation allowance on deferred tax assets was recorded during FY2014. Of the $81.3 million valuation allowance, $54.4 million related to deferred tax assets established in a prior year, and $26.9 million related to deferred tax assets established in the current year. See Note 9 to the Consolidated Financial Statements.

 Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with Layne’s consolidated financial statements and notes thereto under Item 8.

Cautionary Language Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management's intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as "should," "intended," "continue," "believe," "may," "hope," "anticipate," "goal," "forecast," "plan," "estimate" and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: the outcome of the ongoing internal investigation into, among other things, the legality, under the FCPA and local laws, of certain payments to agents and other third parties interacting with government officials in certain countries in Africa relating to the payment of taxes, the importing of equipment and the employment of expatriates (including any government enforcement action which could arise out of the matters under review or that the matters under review may have resulted in a higher dollar amount of payments or may have a greater financial or business impact than management currently anticipates), prevailing prices for various commodities, the duration of the current slowdown in the mineral exploration market, unanticipated slowdowns in Layne's major markets, the availability of credit, the risks and uncertainties normally incident to the construction industry, the timing for the completion of the existing unprofitable contracts in Heavy Civil, the ability to successfully obtain profitable contracts in Energy Services, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity and reduce costs, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Many of the factors that will determine these items are beyond Layne's ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and Layne assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne, its operations and our present business environment. MD&A is provided as a supplement to and should be read in connection with the consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. MD&A includes the following sections:

•	Business—a general description of Layne’s business and key FY2014 events.

•	Consolidated Review of Operations—an analysis of Layne’s consolidated results of operations for the three years presented in the consolidated financial statements.

•	Operating Segment Review of Operations—an analysis of Layne’s results of operations for the three years presented in the consolidated financial statements for Layne’s reporting segments: Water Resources, Inliner, Heavy Civil, Geoconstruction, Mineral Services and Energy Services.

•	Liquidity and Capital Resources—an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.

•	Critical Accounting Policies and Estimates—a discussion of Layne’s critical accounting policies and estimates that involve a higher degree of judgment or complexity.

Business

Layne is a global water management, construction and drilling company. Layne provides responsible solutions for water, mineral and energy challenges. Layne’s operational and organizational structure is divided into divisions based on primary service lines. Each division is comprised of individual district offices, which primarily offer similar services and serve similar markets.

Key Fiscal Year 2014 Events

Contracts with state and local governments have contributed to the decline in revenues for FY2014 as municipalities continue to balance their constrained budgets with the need for improvement of their infrastructure. Water Resources, Heavy Civil and Geoconstruction are the segments which are most affected by this.

Mineral Services continues to be impacted by the global mining exploration slowdown, both in the minerals exploration markets served by Layne’s wholly owned operations and Layne’s Latin America affiliates. Global exploration spending has decreased significantly over the past year in every geographic region. This has reduced the revenues generated by Mineral Services and has adversely affected our results of operations and cash flows. FY2015 will likely see this trend continue until such time as the market becomes stabilized. Given that the assets within the division are in good working order and, geographically diversified and the division has the ability to deploy rapidly to new sites when requested, Layne believes it will be able to react in an expedient manner when the market improves. During FY2014 revenues have decreased by 42.8% from the same period last year. Equity in earnings from Layne’s affiliates has decreased by 117.8% from the previous year.

Geoconstruction experienced weakness for FY2014 compared to FY2013. This division operates in the U.S., Brazil, Uruguay and Italy. Due to a delay in executing contracts and continued weakness in the division, Layne determined this to be an indicator of impairment related to the goodwill associated with this segment. Based on this analysis, an interim recoverability test was performed and it was determined the carrying value of goodwill exceeded its fair value. In response to these factors, an impairment charge of $14.6 million was recorded during the second quarter of FY2014, representing the total carrying value of this division’s goodwill.

During the third quarter of FY2014, Geoconstruction executed two contracts totaling $76.0 million for work to be performed in San Francisco. The first contract consists of specialized foundation work for the TransBay Tower, a new sixty-one story building located adjacent the Trans Bay Transit Center. The second San Francisco project is the construction of foundations for three new underground subway stations for the Central Subway

Project. A third contract was executed during the third quarter of FY2014 at the Punta del Tigre combined cycle power station in Uruguay. During the fourth quarter, Layne announced the awarding of another specialized foundation construction project in Punto Sayago, Uruguay for a LNG (liquefied natural gas) terminal. The work in Uruguay work will be performed by one of our Brazilian subsidiaries.

An $81.3 million valuation allowance on deferred tax assets was recorded during FY2014. Of the $81.3 million valuation allowance, $54.4 million related to deferred tax assets established in a prior year, and $26.9 million related to deferred tax assets established in the current year. Layne maintains $1.3 million of deferred tax assets for certain international jurisdictions where management believes realization is more likely than not. See Note 9 to the Consolidated Financial Statements.

On July 31, 2013, Layne sold SolmeteX, an operation within Water Resources, primarily involved in the dental wastewater treatment market, for a total sales price of $11.1 million, which consisted of cash and preferred units of SolmeteX, LLC. Results for the SolmeteX operation have been presented as discontinued operations for all periods presented and the impact in FY2014 to discontinued operations was income of $5.8 million, net of tax.

Layne entered into an amendment to its Credit Agreement on November 4, 2013 to allow relief on its covenants and to also allow it to enter into a Convertible Notes offering. Layne had previously entered into amendments to its Credit Agreement to allow covenant relief in June and September 2013. See Liquidity and Capital Resources for additional information.

On November 12, 2013, Layne issued $110.0 million in aggregate principal amount of 4.25% Convertible Senior Notes due 2018 (the “Convertible Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act. Jefferies LLC (the “Initial Purchaser”) was also granted an option to purchase up to an additional $15.0 million in aggregate principal amount of the Convertible Notes to cover overallotments, if any. The Initial Purchaser exercised this option in the amount of $15.0 million on December 5, 2013. See Liquidity and Capital Resources for additional information.

Layne entered into a five year ABL facility on April 15, 2014. The ABL facility provides for an aggregate principal amount of $135.0 million, of which up to an aggregate principal amount of $75.0 million will be available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings. Layne terminated its existing Credit Agreement on April 15, 2014. See Liquidity and Capital Resources for additional information.

Consolidated Review of Operations

The following table, which is derived from Layne’s consolidated financial statements included in Item 8, presents, for the periods indicated, the percentage relationship which certain items reflected in Layne’s results of operations bear to revenues and the percentage increase or decrease in the dollar amount of such items period-to-period.

	Fiscal Years Ended January 31,						Period-to-Period Change
	2014		2013		2012		2014 vs. 2013		2013 vs. 2012
Revenues:
Water Resources	20.5	%	20.0	%	19.4	%	(17.9)	%	(0.2)	%
Inliner	17.3		12.5		11.9		11.4		0.9
Heavy Civil	31.1		26.0		31.1		(3.9)		(19.1)
Geoconstruction	10.1		12.5		8.1		(34.6)		49.4
Mineral Services	20.1		28.3		29.1		(42.8)		(6.2)
Energy Services	0.7		0.6		0.4		7.7		39.7
Other	2.4		1.1		0.8		73.2		28.0
Intersegment Eliminations	(2.2)		(1.0)		(0.8)		103.9		1.3

Total revenues	100.0	%	100.0	%	100.0	%	(19.6)		(3.3)

Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(82.8)	%	(81.7)	%	(78.6)	%	(18.5)		0.5
Selling, general and administrative expenses	(17.0)		(15.1)		(14.7)		(9.3)		(0.8)
Depreciation and amortization	(7.1)		(5.7)		(5.0)		(0.3)		9.9
Impairment charges	(1.7)		(0.8)		(8.7)		*		*
Loss on remeasurement of equity method investment	-		(0.7)		-		*		*
Equity in (losses) earnings of affiliates	(0.3)		1.9		2.2		(114.5)		(16.5)
Interest expense	(1.0)		(0.4)		(0.2)		106.1		82.8
Other income, net	0.5		0.5		0.9		(4.9)		(39.7)

Loss from continuing operations before income taxes	(9.4)		(2.0)		(4.1)		*		(53.6)

Income tax (expense) benefit	(6.2)		0.9		(0.8)		*		*

Net loss from continuing operations	(15.6)		(1.1)		(4.9)		*		(77.6)
Net income (loss) from discontinued operations	0.7		(2.2)		0.1		*		*

Net loss	(14.9)		(3.3)		(4.8)		*		(32.3)
Net income attributable to noncontrolling interests	(0.1)		(0.1)		(0.3)		(6.4)		(78.3)

Net loss attributable to Layne Christensen Company	(15.0)	%	(3.4)	%	(5.1)	%	*		(34.6)	%

* = not meaningful

Revenues, equity in earnings of affiliates and income before income taxes pertaining to Layne’s operating segments are presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, executive management and Board of Directors.

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	2012
Revenues
Water Resources	$175,875	$214,091	$214,625
Inliner	148,384	133,256	132,108
Heavy Civil	267,192	278,131	343,760
Geoconstruction	87,180	133,247	89,210
Mineral Services	172,960	302,119	322,100
Energy Services	6,336	5,885	4,214
Other	19,936	11,509	8,992
Intersegment Eliminations	(18,580)	(9,112)	(8,991)

Total revenues	$859,283	$1,069,126	$1,106,018

Equity in earnings (losses) of affiliates
Geoconstruction	$-	$3,872	$3,345
Mineral Services	(2,974)	16,700	21,302

Total equity in (losses) earnings of affiliates	$(2,974)	$20,572	$24,647

Income (loss) from continuing operations before income taxes
Water Resources	$1,016	$(1,290)	$(18,095)
Inliner	17,650	9,936	(13,236)
Heavy Civil	(7,781)	(32,308)	(61,649)
Geoconstruction	(27,693)	517	12,828
Mineral Services	(9,534)	49,406	71,552
Energy Services	(3,212)	(7,444)	(4,887)
Other	193	126	671
Unallocated corporate expenses	(42,646)	(36,009)	(30,866)
Interest expense	(8,879)	(4,309)	(2,357)

Total loss from continuing operations before income taxes	$(80,886)	$(21,375)	$(46,039)

Comparison of Fiscal Year 2014 (FY2014) to Fiscal Year 2013 (FY2013)

Revenues decreased $209.8 million, or 19.6% to $859.3 million, for FY2014, compared to $1,069.1 million for FY2013. A further discussion of results of operations by division is presented below.

Cost of revenues decreased $162.0 million or 18.5% to $711.8 million (82.8% of revenues) for FY2014, compared to $873.8 million (81.7% of revenues) for FY2013. Cost of revenues contains direct costs which decreased $138.2 million to $623.6 million (87.6% of cost of revenues) in FY2014 from $761.8 million in FY2013 (87.2% of cost of revenues) and field expenses which were relatively flat for FY2014 (10.0% of cost of revenues) compared to FY2013 (10.7% of cost of revenues). The change in these expenses is related to the reduction in the revenue during FY2014. Due to the reduction in the number of contracts and corresponding reduction in revenues, the workforce in some divisions worked reduced hours and certain areas reduced its workforce or positions that became vacant as a result of natural attrition were not filled in certain divisions until contracts were executed and additional personnel were needed. As additional contracts were being negotiated throughout the year, Layne did not reduce its workforce further, in order to retain the knowledge and expertise of key members within the organization.

Selling, general and administrative expenses were $146.5 million for FY2014, compared to $161.5 million for FY2013. The decrease was due to a decrease in compensation expense of $6.8 million, a decrease in incentive compensation expense of $10.5 million, a decrease in travel expense of $1.5 million, a decrease in legal expenses of $1.1 million, a decrease in fringe benefits expense of $7.4 million, partially offset by an increase in relocation expenses associate with the move of the headquarters to The Woodlands, TX of $5.9 million, an increase in the accrual for FCPA of $6.7 million and, $2.7 million of overhead expenses at Diberil (which was not consolidated until the second quarter of FY2013). The decreases in compensation, incentive compensation and fringe benefits were due to the changes in workforce and reduction in revenues and a loss from continuing operations.

Depreciation and amortization expenses were $61.0 million for FY2014, compared to $61.2 million for FY2013. The decrease is the result of sales of surplus assets in FY2014 and FY2013.

Impairment charges of $14.6 million were recorded during FY2014 associated with Geoconstruction, as it was determined the carrying value of goodwill exceeded its fair value and an impairment charge of that amount was recorded. During FY2013 Layne recorded impairment charges totaling $8.4 million for certain product lines which it concluded did not fit within the overall strategic direction. The amount included $2.9 million related to intangible assets, with the remainder consisting of adjustments to record tangible assets at an expected realizable value. Charges of $4.4 million were associated with Water Resources and $4.0 million were associated with Energy Services.

Equity in (losses) earnings of affiliates was ($3.0) million for FY2014, compared to $20.6 million for FY2013. The decrease in equity earnings from Layne’s Latin American affiliates was a result of similar slowdowns in exploration activity by mining clients, which Layne experienced in its wholly-owned operations. In addition, during the second quarter of FY2013, Layne acquired the remaining 50% interest in Diberil, resulting in Diberil changing from an equity method investment to a consolidated, wholly-owned subsidiary. Diberil provided $3.9 million of equity in earnings of affiliates in FY2013.

Interest expense increased to $8.9 million for FY2014, compared to $4.3 million for FY2013. The increase was the result of increased borrowing on Layne’s revolving credit facilities to fund operations and the result of a higher interest rate on those borrowings as a result of the amendments to the Credit Agreement. During FY2014 $0.7 million of fees in connection with the June 2013 and September 2013 amendments to the Credit Agreement were written off due to the reduction in the amount of credit available for borrowing.

Other income, net for FY 2014 was relatively flat at $5.6 million in FY2014 and $5.8 million in FY2013.

Income tax expense of $53.0 million was recorded on continuing operations for FY2014, compared to an income tax benefit on continuing operations of $9.1 million for FY2013. Tax expense recorded during FY2014 was primarily related to an $81.3 million valuation allowance, $54.4 million related to deferred tax assets established in a prior year, and $26.9 million related to deferred tax assets established in the current year. A tax benefit of $10.8 million was recorded on continuing operations offsetting $3.7 million tax expense recorded on discontinued operations and $7.1 million of tax expense recorded to equity in connection with the Convertible Notes issuance. The effective tax rate for continuing operations for FY2014 excluding these items was 21.7%. The difference between this adjusted tax rate and the statutory rate was primarily due to certain nondeductible expenses and the taxation of Layne’s foreign subsidiaries. Layne had several items impacting the tax rate for FY2013. There was no tax benefit recorded on the previously disclosed loss associated with the equity investment in Diberil. Additionally, certain of Layne’s tax years in the U.S. and foreign jurisdictions were closed with no adjustments, resulting in the reversal of previously established reserves for uncertain tax positions totaling $4.2 million. The effective tax rate for continuing operations for FY2013 excluding these items was 35.7%. See Note 9 to the Consolidated Financial Statements.

Non-GAAP Financial Measures

Layne uses certain financial measures to assess performance which are not defined in generally accepted accounting principles (GAAP). These measures are included as a complement to results provided in accordance with GAAP because management believes these non-GAAP financial measures help us explain underlying performance trends in the business and provide useful information to both management and investors. These measures should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results.

Other non-GAAP measures include the presentations of division income before certain charges and effective income tax rates excluding those charges.

Operating Segment Review of Operations

Water Resources Division

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$175,875	$214,091	$(38,216)	(17.9%)

Income before impairments and income taxes	1,016	3,143	(2,127)	(67.7)
Less: Impairment charges	-	(4,433)	4,433	(100.0)

Income (loss) before income taxes	$1,016	$(1,290)	$2,306	*

* Not meaningful

Water Resources revenues decreased $38.2 million to $175.9 million at FY2014 from $214.1 million in FY2013. Income before impairments and income taxes decreased $2.1 million to $1.0 million (0.6% of revenues) in FY2014 from $3.1 million (1.4% of revenues) in FY2013.

Water Resources has experienced a decline in revenues throughout FY2014 in comparison with FY2013, which has also affected income before impairments and income taxes. The decline in revenues is due, in part, to a reduction in the number of bid opportunities in the markets in which the division operates. The reduction in bid opportunities, in turn, resulted in pricing pressure from increased competition. This pricing pressure resulted in a decrease in earnings as jobs awarded to the division in the current year have been at lower margins than those awarded in the prior year. A portion of Water Resources projects involve various state and local municipalities. During the early part of FY2014, state and local municipalities struggled with the effects of sequestration. This forced those entities to place projects on hold as they were uncertain as to the length of this federal action. In addition these entities continue to balance their constrained budgets with the need for improvement of infrastructure. Another portion of Water Resources business involves fabrication for the minerals industry. With the downturn in that market, Water Resources has seen a reduction in revenue of $3.1 million associated with this business.

The injection well operation, which is included in the water systems product line, has seen a decrease in revenues of $18.6 million in FY2014, compared to FY2013. This work is very specialized in nature, often subject to complex technical and environmental requirements. These projects by their nature are very large projects which can sometimes take over a year to complete. Contracts that involved this type of work were virtually nonexistent in FY2014 due to tight government spending. This operation incurred costs as it mobilized to the site of a new contract in February 2013, which was cancelled shortly after mobilization was complete. Another $7.0 million contract awarded in August 2013 was subsequently placed on hold as a competitor in the bidding process protested. The protest was ultimately withdrawn and Water Resources has begun work on the project in FY2015.

In response to the lower revenue levels, Water Resources reduced its selling expenses by $5.1 million in FY2014 from FY2013 as a result of a strategic consolidation of offices within the division. The reduction in expenses helped provide an offset to the overall reduction in revenues.

Inliner Division

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$148,384	$133,256	$15,128	11.4%

Income before income taxes	17,650	9,936	7,714	77.6

Inliner revenues increased $15.1 million to $148.4 million in FY2014 from $133.3 million in FY2013. Income before income taxes increased $7.7 million to $17.7 million (11.9% of revenues) in FY2014 compared to $9.9 million (7.4% of revenues) in FY2013.

Inliner’s increase in revenues and the resultant increase in income before taxes are due to the increased work performed on projects in the northeast region of the U.S. Excluding these projects, the results for Inliner in FY2014 would have been consistent with FY2013. Management in this division seeks opportunities which allow for a reasonable and consistent profit among their projects.

Heavy Civil Division

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$267,192	$278,131	$(10,939)	(3.9%)

Loss before income taxes	(7,781)	(32,308)	24,527	*

* Not meaningful

Heavy Civil experienced a decrease in revenues of $10.9 million to $267.2 million for FY2014 compared to $278.1 million in FY2013. Loss before income taxes decreased by $24.5 million to ($7.8) million (-2.9% of revenues) in FY2014 from ($32.3) million (-11.6% of revenues) in FY2013.

The strategic shift in Heavy Civil which was implemented in early FY2013 continues, and has started producing more favorable results. The primary component of this shift involved moving away from projects that do not fit into Layne’s strategic profile, including selected types of hard bid contracts. These projects are often extremely complex and difficult in nature, extending over multiple years. The reduced revenues experienced in FY2014 over FY2013 of $10.9 million is a result of moving away from such hard bid contracts; Heavy Civil acknowledges that in the short-term, revenues may be reduced as more profitable contracts are executed. During FY2014 losses recorded for jobs of this nature were $9.3 million. In FY2013 losses of $24.6 million were recorded. The remaining contracts in backlog of this nature should be completed in FY2015.

A secondary component of the FY2013 strategic shift involved a realignment of management and a reduction in the number of personnel. The realignment allowed Heavy Civil to place managers in key positions with the ability to execute upon this change in strategy. Heavy Civil reduced the number of personnel to better match the capabilities of their workforce with the type of contracts it would begin to actively seek. This reduction, which occurred in FY2013 involved 22.5% of the workforce. The full effects of this reduction in personnel have been recognized during FY2014 with a reduction in compensation expenses of $2.8 million. Selling expenses decreased in FY2014 by $4.9 million as a result of these changes.

The reduction in the loss before income taxes ($7.8 million) in FY2014 compared to ($32.3 million) in FY2013 demonstrates the impact of moving towards more profitable contracts as Heavy Civil completes the remaining hard bid contracts in its backlog that were not profitable. During the fourth quarter of FY2014, Heavy Civil’s revenues were lower as a result of project delays due to the extreme weather conditions experienced in December 21013 and January 2014, particularly in the northeastern part of the U.S.

Geoconstruction Division

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$87,180	$133,247	$(46,067)	(34.6%)

(Loss) income before impairments and income taxes	(13,047)	517	(13,564)	*
Less: Impairment charges	(14,646)	-	(14,646)	100.0

(Loss) income before income taxes	$(27,693)	$517	$(28,210)	*

Equity in earnings of affiliates, included in above earnings	$-	$3,872	$(3,872)	-100.0%

* Not meaningful

Geoconstruction experienced a decrease in revenues of $46.1 million to $87.2 million for FY2014 compared to $133.2 million for FY2013. Income (loss) before income taxes decreased by $28.2 million to a loss before income taxes of ($27.7) million (-31.8% of revenues) for FY2014 from $0.5 million (0.4% of revenues) for FY2013.

Geoconstruction experienced weakness for FY2014 compared to FY2013. This division operates in the U.S., Brazil, Uruguay and Italy. During FY2013, Layne acquired the remaining shares in Diberil as it was believed the presence in Brazil would assist in obtaining contracts in that country as well as within other countries in South America, particularly when considering the amount of infrastructure needed for the upcoming Olympics and World Cup soccer games. Brazil is currently suffering a sluggish economy and during the second quarter of FY2014, the Brazilian government released statistics that verified that it had not been spending funds from its budget as originally planned, which is contributing to the poor economy. The government did not provide a timeframe as to when spending would resume. During this same time the U.S. contracting sector of Geoconstruction did not realize the level of executed contracts that it had forecasted. The division had predicted significant contracts would be executed during the second quarter of FY2014. In certain cases, contracts were delayed or even cancelled before the final bid was awarded due to the effects of sequestration during the earlier half of FY2014. Government spending was reduced or eliminated causing the same effect on certain projects. In response to these factors, Layne concluded there was an indicator of impairment related to the goodwill associated with this segment. Based on this conclusion, an interim recoverability test was performed and it was determined the carrying value of goodwill exceeded its fair value. A non-cash impairment charge of $14.6 million was recorded during the second quarter of FY2014, representing the total carrying value of this segment’s goodwill.

During the third quarter of FY2014, Geoconstruction executed two contracts totaling $76.0 million for work to be performed in San Francisco. The first contract consists of specialized foundation work for the TransBay Tower, a new sixty-one story building located adjacent the Trans Bay Transit Center. The second San Francisco project is the construction of foundations for three new underground subway stations for the Central Subway Project. A third contract was executed during the third quarter of FY2014 at the Punta del Tigre combined cycle power station in Uruguay. During the fourth quarter, Layne announced the awarding of another specialized foundation construction project in Punto Sayago, Uruguay for a LNG (liquefied natural gas) terminal. The work in Uruguay work will be performed by one of our Brazilian subsidiaries. The contracts awarded to Geoconstruction provide a strong backlog of future revenues as of January 31, 2014.

Mineral Services Division

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$172,960	$302,119	$(129,159)	(42.8%)
(Loss) income before income taxes	(9,534)	49,406	(58,940)	(119.3)
Equity in (losses) earnings of affiliates, included in above earnings	(2,974)	16,700	(19,674)	(117.8)

Revenues decreased by $129.2 million to $173.0 million in FY2014 from $302.1 million in FY2013 and (loss) income before income taxes decreased $58.9 million from $49.4 million (16.4% of revenues) to ($9.5) million (-5.5% of revenues).

Equity in (losses) earnings from the affiliates in Latin America was also impacted during FY2014. Equity in (losses) earnings of affiliates decreased by $19.7 million to ($3.0) million in FY2014 from $16.7 million in FY2013. Chile is the locale with the largest operations for our affiliates. The employment laws in Chile are extremely favorable to the workforce by requiring significant separation expenses to be incurred by the employer for any large layoff. As our affiliates reacted to slowdowns or shutdowns, they incurred large labor costs as they laid off some of the associated workforce.

Included in (loss) income before income taxes for FY2014 are increases to accrued liabilities related to the FCPA investigation of $6.7 million (3.9% of revenues). Mineral Services as well as our affiliates have attempted to control costs by consolidating operations where possible and managing expenses, however the decreased earnings caused by the continued market declines exceeded these cost reductions, resulting in an increased loss before income taxes.

During FY2014 revenues have decreased by 42.8% from the same period last year. Equity in earnings from Layne’s affiliates has decreased by 117.8% from the previous year. Mineral Services continues to be impacted by the global mining exploration slowdown, both in the minerals exploration markets served by Layne’s wholly owned operations and Layne’s Latin America affiliates. Global exploration spending has decreased significantly over the past year in every geographic region. This global slowdown can be attributed in part to several factors. The first factor involves regulatory actions taken by government authorities to impose additional taxes on mining companies. These taxes have had a severe impact on mining in the regions where they have been imposed, as companies react to the increased taxation by reducing or stopping production. The second factor contributing to the decline in Mineral Services financial results are labor issues in areas other than the U.S. which have imposed economic stresses on the mining companies. As labor groups request additional pay concessions, the mining companies have reacted by reducing or halting production. Another economic factor involves some of Layne’s customers who are in multiple businesses. Their capital needs may cause them to adjust their activities within their mining divisions. This impacts Layne as its customers react to their own strategic process. Layne believes the mineral exploration industry to be a cyclical business. Commodity prices decreased significantly during calendar year 2012 and continued to decline in calendar 2013. The supply of copper has exceeded the demand, driving its price down. Future copper prices are expected to continue to be volatile and are likely to be influenced by demand from China and economic activity in the U.S. Gold prices decreased to a level that is below the full cost of production for many mines. The decreasing prices for both gold and copper led to a material decrease in the rate of mineral exploration and development within the industry. This has reduced the revenues generated by Mineral Services and has adversely affected our results of operations and cash flows. FY2015 will likely see this trend continue until such time as the market becomes stabilized. Given that the assets within the division are in good working order and geographically diversified and the division has the ability to deploy rapidly to new sites when requested, Layne believes it will be able to react in an expedient manner when the market improves.

Energy Services Division

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$6,336	$5,885	$451	7.7%

Loss before impairments and income taxes	(3,212)	(3,446)	234	(6.8)
Less: Impairment charges	-	(3,998)	3,998	100.0

Loss before income taxes	$(3,212)	$(7,444)	$4,232	56.9%

Energy Services revenue increased $0.5 million to $6.3 million in FY2014 from $5.9 million in FY2013. The division continues to market its capabilities as an end-to-end provider of water solutions within the energy industry. This is a unique capability as many companies who provide services to the E & P industry only have the ability to perform a portion of the services that Energy Services is able to deliver. The division’s entry to the marketplace has taken longer than expected in part due to the time needed to market its portfolio of services within the industry. The entry into this marketplace continues to develop and management is committed to growing this segment.

The loss before impairments and income taxes remained relatively flat from FY2013 to FY2014. During FY2013 Layne recorded an impairment charge related to non-producing assets totaling $4.0 million.

Other

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$19,936	$11,509	$8,427	73.2%

Income before income taxes	193	126	67	53.2

Other revenues and income before income taxes are primarily from small specialty and purchasing operation. The majority of the revenues are eliminated between segments, but the operation can produce positive earnings from purchasing discounts and third party sales. The increase in revenues of $8.4 million to $19.9 million in FY2014 from $11.5 million in FY2013 is due to the segments within Layne taking advantage of the purchasing expertise within this operation. This operation is able to centralize some of Layne’s purchasing in order to take advantage of purchase discounts offered from various vendors.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $42.6 million for FY2014 compared to $36.0 million for FY2013. The $6.6 million increase in corporate expenses was primarily due to the $5.9 million increase in expenses related to the relocation of the corporate headquarters. Relocation expense for FY2014 was $8.6 million compared to $2.7 million for FY2013.

Comparison of Fiscal Year 2013 (FY2013) to Fiscal Year 2012 (FY2012)

Revenues decreased $36.9 million, or 3.3% to $1,069.1 million, for FY2013, compared to $1,106.0 million for FY2012. A further discussion of results of operations by division is presented below.

Cost of revenues increased $4.7 million or 0.5% to $873.8 million (81.7% of revenues) for FY2013, compared to $869.1 million (78.6% of revenues) for FY2012. Within cost of revenues, field expenses increased by $2.5 million to $93.7 million (10.7% of cost of revenues) in FY2013 from $91.3 million (10.5% of cost of revenues) in FY2012. Direct costs were flat, at $761.8 million (or 87.2% of cost of revenues) in FY2013 from $761.7 million (or 87.6% of cost of revenues) in FY2012. Margin pressures across most divisions, especially those exposed to the municipal sector, and higher than anticipated costs in Heavy Civil have increased cost of revenues as a percentage of revenues.

Selling, general and administrative expenses were $161.5 million for FY2013, compared to $162.7 million for FY2012. The decrease was a combination of several changes in cost. Layne had decreases in costs due to reductions in short and long term incentive compensation of $4.8 million and a reduction in operating taxes of $4.6 million primarily due to a favorable audit settlement. Layne had increased costs of $4.9 million from newly acquired operations and increases of $5.1 million related to executive transition and other costs associated with the relocation of the corporate headquarters and $2.0 million in higher legal and professional fees.

Depreciation and amortization expenses were $61.2 million for FY2013, compared to $55.6 million for FY2012. The increase was primarily the result of $3.0 million of depreciation and amortization of assets acquired through the purchase of Diberil and increases associated with other equipment additions.

During the second quarter of FY2013, Layne acquired the remaining 50% interest in Diberil, a company previously accounted for on the equity method basis. In accordance with accounting guidance in moving the acquired company to a fully consolidated basis, Layne remeasured the previously held equity investment to fair value and recognized a non-cash loss of $7.7 million during the period.

During FY2013 Layne recorded impairment charges totaling $8.4 million for certain product lines which it concluded did not fit within its overall strategic direction. The amount included $2.9 million related to intangible assets, with the remainder consisting of adjustments to record tangible assets at an expected realizable value. Charges of $4.4 million were associated with Water Resources, and $4.0 million were associated with Energy Services.

During the fourth quarter of FY2012, in connection with Layne’s annual assessment of the carrying value of goodwill and other intangibles, Layne recorded impairment charges totaling $96.6 million. The charges included $17.1 million associated with Water Resources, $23.1 million associated with Inliner, $53.7 million associated with Heavy Civil and $2.7 million associated with Energy Services. The charges in Heavy Civil include $9.1 million related to trade names, largely due to Layne’s corporate strategy decision in the fourth quarter to emphasize the Layne name for services worldwide, which resulted in Layne ceasing to use these trade names. The remainder of the charges in Heavy Civil, and the charges in the other divisions, were to write-off substantially all of the goodwill associated with those divisions. The write-offs were a result of projected continued weakness in demand for construction projects that was greater and more persistent than originally anticipated, continuing projected weakness in the economy adversely affecting spending by government agencies and the resulting pressures on margins from increased competition from smaller competitors. The goodwill charge in Water Resources was also impacted by a shift in the corporate strategy in the fourth quarter to focus more on traditional water treatment services, resulting in the write-off of goodwill associated with acquired companies that had a heavy research and development focus. The tax effect of the impairment charges was a benefit of $12.5 million.

Equity in earnings of affiliates was $20.6 million for FY2013, compared to $24.6 million for FY2012. The equity earnings are comprised of earnings from Diberil prior to Layne’s acquisition of the remaining 50% interest, and from Layne’s mineral exploration affiliates in Latin America. Due to the purchase of the remaining 50% interest in Diberil on May 30, 2012, the operations of Diberil subsequent to the acquisition are consolidated and Layne is no longer recording equity in earnings for that entity. The decrease in equity earnings from Layne’s Latin American affiliates was a result of similar slowdowns in exploration activity by mining clients as Layne experienced in its wholly-owned operations.

Interest expense increased to $4.3 million for FY2013, compared to $2.4 million for FY2012. The increase was the result of increased borrowing on Layne’s revolving credit facilities to fund capital expenditures, acquisitions and working capital needs.

Other income, net for FY2013 consisted primarily of gains on sales of surplus equipment of $3.4 million, recognition of $1.0 million of a previously deferred gain on the sale of an operating facility in California, and an adjustment of $0.5 million for the expected earnout liability on a prior acquisition.

An income tax benefit of $9.1 million was recorded for continuing operations for FY2013, compared to an expense for continuing operations of $8.6 million for FY2012. Layne had several items impacting the tax rate for FY2013. There was no tax benefit recorded on the previously disclosed loss associated with the equity investment in Diberil. Additionally, certain of Layne’s tax years in the U.S. and foreign jurisdictions were closed with no adjustments, resulting in the reversal of previously established reserves for uncertain tax positions totaling $4.2 million. The effective tax rate for continuing operations for FY2013 excluding these items was 35.7%. For FY2012, the effective tax rate for continuing operations was impacted by the impairment charges. Excluding the impairment charges, Layne would have recorded an income tax expense of $21.1 million, an adjusted effective rate of 41.8%. The difference in the adjusted effective rate as compared to the prior year was primarily due to a change in the mix of domestic and foreign income along with the favorable tax treatment of equity in earnings of affiliates which are permanently reinvested.

Operating Segment Review of Operations

Water Resources Division

	Fiscal Years Ended January 31,
(in thousands)	2013	2012	$ Change	% Change
Revenues	$214,091	$214,625	$(534)	(0.2%)

Income (loss) before impairments and income taxes	3,143	(1,011)	4,154	*
Less: Impairment charges	(4,433)	(17,084)	12,651	(74.1)

Loss before income taxes	$(1,290)	$(18,095)	$16,805	92.9%

* Not meaningful

Water Resources revenues decreased $0.5 million to $214.1 million in FY2013 compared to $214.6 million in FY2012.

Income (loss) before impairments and income taxes increased by $4.2 million to $3.1 million (1.5% of revenues) from ($1.0) million (-0.5% of revenues) in FY2012 due, in part, to cost cutting measures to control overhead costs. Selling and field expenses decreased by $1.0 million from FY2012 to FY2013, as part of those measures. Water Resources sought to improve margins through diversity of the work being performed, including a water supply project being executed for a customer of Mineral Services in Mexico.

Loss before income taxes was heavily impacted by impairments in both FY2013 and FY2012. In FY2013, impairment charges of $4.4 million (2.1% of revenues) were recorded on certain trademarks and equipment. In FY2012, Water Resources recorded an impairment charge to its goodwill in the amount of $17.1 million (8.0% of revenues). Also in FY2012, Water Resources recognized a deferred gain on the sale of a facility in Fontana, California, of $5.4 million, compared to $1.0 million in FY2013.

Inliner Division

	Fiscal Years Ended January 31,
(in thousands)	2013	2012	$ Change	% Change
Revenues	$133,256	$132,108	$1,148	0.9%

Income before impairments and income taxes	9,936	9,894	42	0.4
Less: Impairment charges	-	(23,130)	23,130	100.0

Income (loss) before income taxes	$9,936	$(13,236)	$23,172	*

* Not meaningful

Inliner revenues increased $1.1 million to $133.3 million in FY2013 from $132.1 million in FY2012 and income (loss) before income taxes increased to $9.9 million (7.4% of revenues) from (13.2) million (-10.0% of revenues). Income (loss) before income taxes in FY2012 was heavily impacted by the impairment to goodwill which was recorded of $23.1 million (17.5% of revenues). Excluding the impairment charge, income before impairments and income taxes was $9.9 million in both FY2013 and FY2012.

The activity level within the division has remained steady during FY2013 and FY2012.

Heavy Civil Division

	Fiscal Years Ended January 31,
(in thousands)	2013	2012	$ Change	% Change
Revenues	$278,131	$343,760	$(65,629)	(19.1%	)

Loss before impairments and income taxes	(32,308)	(7,918)	(24,390)	*
Less: Impairment charges	-	(53,731)	53,731	100.0

Loss before income taxes	$(32,308)	$(61,649)	$29,341	47.6%

* Not meaningful

Revenues for Heavy Civil decreased by $65.6 million to $278.1 million in FY2013 from $343.8 million in FY2012 and loss before income taxes decreased to ($32.3) million (-11.6% of revenues) from ($61.6) million (-17.9% of revenues). Loss before income taxes in FY2012 was affected by the goodwill impairment charge recorded of $44.6 million (13.0% of revenues) and impairment charges recorded of $9.1 million (2.6% of revenues) related to trade names. Excluding the effect of these impairment charges, income before impairments and income taxes decreased by $24.4 million to ($32.3) million (11.6% of revenues) in FY2013 from ($7.9) million (2.3% of revenues) in FY2012. In FY2013 selling expenses decreased by $1.1 million, while sales of equipment also increased $1.4 million over the results in FY2012.

Higher than anticipated costs on legacy projects decreased the overall margins on projects during FY2013 compared with FY2012. During FY 2013 losses of $24.6 million were recorded compared to losses of $6.0 million during FY2012. Heavy Civil spent much of FY2013, trying to complete legacy projects involving hard bid contracts, as it began to focus its efforts on seeking new projects to bid on which match the change in strategy.

Geoconstruction Division

	Fiscal Years Ended January 31,
(in thousands)	2013	2012	$ Change	% Change
Revenues	$133,247	$89,210	$44,037	49.4%
Income before income taxes	517	12,828	(12,311)	(96.0)
Equity in earnings of affiliates, included in above earnings	3,872	3,345	527	15.8

Geoconstruction revenues increased by $44.0 million to $133.2 million in FY2013 from $89.2 million in FY2012. Income before income taxes decreased by $12.3 million to $0.5 million (0.4% of revenues) in FY2013 from $12.8 million (14.3% of revenues) in FY2012.

On May 30, 2012, Layne acquired the remaining 50% of Diberil. In accordance with accounting guidance to report Diberil on a consolidated basis within Geoconstruction, Layne remeasured the previously held 50% non-controlling interest in Diberil to fair value and recognized a non-cash loss of $7.7 million (5.8% of revenues) during the second quarter of FY2013. Prior to acquiring the remaining 50% of Diberil, its results were reported on an equity basis.

Of the increase to revenues, $31.6 million was related to the revenues of Diberil in FY2013. Diberil also contributed $8.1 million of income before income taxes to FY2013. No comparable amounts were recorded in FY2012. In addition, revenues increased during FY2013 as a result of additional projects, however these projects were at a much lower margin amount as evidenced by the decline in income before income taxes. These decreases were partially offset by the Diberil operating results as discussed above.

Mineral Services Division

	Fiscal Years Ended January 31,
(in thousands)	2013	2012	$ Change	% Change
Revenues	$302,119	$322,100	$(19,981)	(6.2% )
Income before income taxes	49,406	71,552	(22,146)	(31.0)
Equity in earnings of affiliates, included in above earnings	16,700	21,302	(4,602)	(21.6)

Mineral Services revenues decreased $20.0 million to $302.1 million in FY2013 from $322.1 million in FY2012. Income before income taxes decreased by $22.1 million to $49.4 million (16.4% of revenues) in FY2013 from $71.6 million (22.2% of revenues) in FY2012.

Equity in earnings from affiliates in Latin America was also impacted during FY2013 by slowdowns in mineral exploration activity, as well as by a temporary mine shutdown by one of Layne’s clients earlier in the year. Equity in earnings of affiliates decreased by $4.6 million to $16.7 million (5.5% of revenues) in FY2013 from $21.3 million (6.6% of revenues) in FY2012.

The decline in revenues is a result of global cutbacks on exploration programs by customers as they adjusted to world economic changes, and in some cases, worked through the integration of large acquisitions. Management reacted to the lower revenue levels; however, certain overhead expenses and depreciation of previously acquired assets could not be reduced in the short term. The combination of lower revenues and fixed overhead costs produced the earnings decline during the year.

Energy Services Division

	Fiscal Years Ended January 31,
(in thousands)	2013	2012	$ Change	% Change
Revenues	$5,885	$4,214	$1,671	39.7%

Loss before impairments and income taxes	(3,446)	(2,253)	(1,193)	53.0
Less: Impairment charges	(3,998)	(2,634)	(1,364)	51.8

Loss before income taxes	$(7,444)	$(4,887)	$(2,557)	(52.3%)

Energy Services is Layne’s initiative of expanding water related services to the energy market. In its start-up phase, Energy Services’ revenues increased by $1.7 million to $5.9 million in FY2013 from $4.2 million in FY2012. Impairment charges of $4.0 million (67.8% of revenues) in FY2013 and $2.6 million (61.9% of revenues) in FY2012 were recorded on some of its long-lived assets. Loss before income taxes increased by $2.6 million to ($7.4) million in FY2013 from ($4.9) million in FY2012. The division markets its capabilities as an end-to-end provider of water solutions within the energy industry. This is a unique capability as many companies who provide services to the E & P industry only have the ability to perform a portion of the services that Energy Services is able to deliver. This makes Energy Services unique within the industry and may involve more time to effectively market its capabilities.

Other

	Fiscal Years Ended January 31,
(in thousands)	2013	2012	$ Change	% Change
Revenues	$11,509	$8,992	$2,517	28.0%

Income before income taxes	126	671	(545)	(81.2)

Other revenues and income before income taxes are primarily from small specialty and purchasing operations. The majority of revenues are eliminated between segments, but the operation can produce positive earnings from purchasing discounts and third party sales.

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

Inflation

Management does not believe the operations for the periods discussed have been significantly adversely affected by inflation or changing prices from its suppliers.

Liquidity and Capital Resources

Management exercises discretion regarding the liquidity and capital resource needs of its business segments. This includes the ability to prioritize the use of capital and debt capacity, to determine cash management policies and to make decisions regarding capital expenditures. Layne’s primary sources of liquidity have historically been cash from operations, supplemented by borrowings under its credit facilities.

Cash flow is affected by a number of factors, some of which are beyond Layne’s control. These factors include prices and demand for Layne’s services, operational risks, volatility in commodity prices, industry and economic conditions, conditions in the financial markets and other factors. Layne’s financial performance has been challenged and tempered by a variety of the risks inherent to the industries and geographies it serves. Among them is the cyclical nature of minerals mining which can be affected significantly and quickly by factors beyond Layne’s control. During FY2014, the global mining exploration slowdown continued. Factors such as mining company exploration budgets, commodity prices, changes in taxation policy, increasing labor costs and global credit markets affected Mineral Services financial performance.

In Geoconstruction, Layne has experienced delays and, in some cases cancellations of bid opportunities due to unexpected results obtained during regulatory reviews. There was also weak demand for infrastructure projects overall in the U.S. and Brazil during FY2014. The weak demand coupled with adverse weather conditions during the winter contributed to delays in many projects. Water Resources and Heavy Civil were also impacted by the hesitancy of government agencies to move forward with needed infrastructure rehabilitation as they continue to balance these needs with lower overall budgets.

During FY2014 we encountered operational slow-downs due to the factors indicated above which have had adverse impacts on Layne’s operating results. As a result of Layne’s financial performance, Layne negotiated with its lenders to secure more favorable financial covenants by amending its Credit Agreement. Layne also issued Convertible Notes and used the net proceeds from the offering to pay down the outstanding balance on the Credit Agreement and to fund working capital for general corporate purposes. Subsequent to year end Layne terminated the Credit Agreement and entered into an ABL facility. Please read below for a description of the amendments Layne has entered into with respect to its Credit Agreement as well as details related to the issuance of the Convertible Notes and the ABL facility.

In order to improve Layne’s liquidity and alleviate possible future cash flow constraints, Layne continues to analyze new markets and identify additional opportunities within those markets, which includes emphasizing multi-divisional projects consistent with our One Layne strategy. We also continue to focus our bidding efforts on opportunities that we expect to provide us with acceptable levels of margin. Additional contracts subsequent to January 31, 2014 have been executed in Heavy Civil, Water Resources and Geoconstruction totaling $80.9 million.

Management continues to believe Layne will have sufficient funds and adequate financial resources available to meet its anticipated liquidity needs. Layne believes its cash balances, available capacity under Layne’s ABL facility and cash flow from operations will be sufficient in the next twelve months and foreseeable future to finance anticipated working capital requirements, capital expenditures and debt services requirements. Management continues to develop other initiatives to increase revenues, reduce costs and otherwise improve liquidity. For FY2015, management has limited capital expenditures.

Although Layne has made significant progress reducing costs and signing new contracts, its future cash flows depend on us executing those contracts consistent with our forecasts. There can be no assurance that these forecasts will be met.

Layne’s working capital as of January 31, 2014 and 2013 was $121.3 million and $125.1 million, respectively. The decrease in working capital as of January 31, 2014 as compared to January 31, 2013 of $3.8 million is due to a decrease in accounts receivable of $49.2 million, and a reduction in costs and estimated earnings in excess of billings on uncompleted contracts of $11.8 million, both due to the reduction in earned revenue. Inventories decreased by $3.3 million due to Layne managing its inventory levels in proportion to the revenue activity. Also contributing to the decrease in working capital for FY2014 is a reduction in deferred income taxes of $21.0 million. This reduction is due in part to the valuation allowance recorded during FY2014. Miscellaneous other current assets decreased by $0.3 million. These decreases in current assets were partially offset by an increase related to company owned life insurance of $10.7 million. Income taxes receivable increased by $2.3 million due to the reduced income before income taxes in FY2014. Cash also increased by $7.8 million due to the focus on accounts receivable and the collection of outstanding balances. The reductions in current assets are partially offset by the following current liabilities; accrued compensation of $34.3 million as Layne adjusts to the effects of the reduction in earnings by the reducing incentive compensation and reducing total headcount in areas of Layne which are seeing less projects, a reduction in accounts payable of $17.0 million due to cost cutting measures and the reduction in revenues, and a reduction in other accrued expenses of $14.3 million. The reduction in other accrued expenses includes a reduction in other tax liabilities of $7.0 million, a reduction in accrued legal fees of $4.6 million, a reduction in customer deposits of $3.3 million, an increase in supplemental retirement benefits of $0.3 million and an increase in interest payable of $0.3 million. Layne also had a reduction in billings in excess of costs and estimated earnings of $3.6 million due to the reduced revenues in FY2014. Accrued insurance decreased by $2.9 million due to the realization of lower claims as a result of increased focus on safety over the past two years. Offsetting these reductions is an increase in the accrued FCPA liability of $6.7 million, an increase in current maturities of long term debt of $1.5 million and an increase in escrow obligations of $2.9 million.

Layne’s cash and cash equivalents as of January 31, 2014, were $35.0 million, compared to $27.2 million as of January 31, 2013. Of Layne’s cash and cash equivalents, amounts held by foreign subsidiaries as of January 31, 2014 were $29.1 million, compared to $14.2 million as of January 31, 2013. Repatriation of cash balances from some of Layne’s foreign subsidiaries could result in withholding taxes in the local jurisdictions. Of the amounts held by foreign subsidiaries at January 31, 2014, $6.5 million could be subject to repatriation restrictions if the amounts were needed for domestic operations. The amounts subject to repatriation, if needed for domestic operations, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, Layne’s intention is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted Layne’s overall liquidity. Certain countries in Africa began to require companies to transact in local currency rather than the U.S. dollar. These new requirements did not significantly impact Layne’s liquidity. Layne continues to monitor developments in the foreign countries in which it operates for changes in currency regulation.

Subsequent to year end, Layne was notified that the taxing authorities in Mauritania had seized $1.2 million in cash from Layne’s bank account in that country. The seizure was in response to an assessment issued by the taxing authorities. At year-end, Layne had accrued a current liability for this amount on its consolidated balance sheet. Layne intends to protest the assessment and the seizure of cash. See Note 20 to the Consolidated Financial Statements in this Form 10-K.

On June 4, 2013, Layne and its lenders amended the Credit Agreement to suspend the minimum fixed charge coverage ratio and the maximum leverage ratio covenants for the fiscal quarters ending July 31 and October 31, 2013. The amendment provided for a waiver of the financial covenants for the quarter ending July 31, 2013. It also temporarily added a minimum EBITDA covenant and a maximum capital expenditure covenant on a quarterly and fiscal year-to-date basis. The amendment also modified the definition of Adjusted EBITDA to exclude up to $3.0 million per quarter of relocation expense related to the move of the headquarters to The Woodlands, Texas. Layne also terminated its private shelf agreement in conjunction with this amendment. There were no outstanding notes at the time of termination.

In connection with the June 2013 amendment, Layne and its domestic subsidiaries granted liens on substantially all of their assets, subject to certain exceptions, including a pledge of up to 65.0% of the equity interests in their first-tier foreign subsidiaries, to secure the obligations under the Credit Agreement. The term of the Credit Agreement was not changed.

Due to the continued deterioration in operating results for the quarter ended July 31, 2013, Layne and its lenders amended the Credit Agreement again on September 5, 2013. The September 2013 amendment to the Credit Agreement provided for a waiver of the financial covenants for the quarter ended July 31, 2013. Effective with the September 2013 amendment, the Credit Agreement provided for interest at variable rates equal to, at Layne’s option, a LIBOR rate plus 1.5% to 3.0% or a base rate (as defined in the Credit Agreement) plus 0.5% to 2.0%, each depending on Layne’s leverage ratio.

On November 4, 2013, Layne and its lenders amended the Credit Agreement to among other things, (i) reduce the commitments under the Credit Agreement from $200.0 million to $180.0 million, and eliminate the accordion feature under the Credit Agreement; (ii) temporarily increase the interest rate under the Credit Agreement to LIBOR plus 6.0% (or the base rate plus 5.0%); (iii) relax or suspend certain of Layne’s financial covenants on a short-term basis; (iv) reduce the amount of capital expenditures permitted each quarter; (v) require proceeds from asset sales (other than in the ordinary course) to be used to repay amounts outstanding under the Credit Agreement; (vi) decrease the amount of permitted investments; (vii) permit an offering of Convertible Notes resulting in gross proceeds of at least $75.0 million (the “Permitted Convertible Notes Offering”); (viii) eliminate the ability of Layne to incur any additional Priority Indebtedness (as defined in the Credit Agreement), consummate certain acquisitions or make certain restricted payments; and (ix) add-back certain accruals related to any FCPA settlement in computing consolidated EBITDA (as defined in the Credit Agreement).

The November 2013 amendment provided that effective upon the closing of the Permitted Convertible Notes Offering, described below, the net proceeds from such offering must be applied to repay amounts outstanding under the Credit Agreement. Pursuant to the terms of the November 2013 amendment, on November 12, 2013 (the date the Permitted Convertible Notes Offering closed) among other things: (i) the commitments under the Credit Agreement were further reduced from $180.0 million to $150.0 million; (ii) the interest rate under the Credit Agreement was reduced to, at Layne’s option, either the Libor rate plus 4.0% or the base rate plus 3.0% until the delivery of the financial statements for the fiscal year ended January 31, 2015, at which time the interest rate will vary based on the leverage ratio; (iii) a minimum Asset Coverage Ratio (generally defined as the ratio of accounts receivable and inventory for Layne and its subsidiaries to outstanding borrowings and letters of credit under the credit agreement) of 2.00 to 1.00 was added to the Credit Agreement; (iv) a covenant was added requiring Layne to have Minimum Liquidity (generally defined as the remaining amount available for borrowing under the revolving credit facility plus up to $15.0 million of unrestricted cash) of at least $50.0 million; (v) the amount of Priority Indebtedness, investments, acquisitions and restricted payments permitted under the Credit Agreement was increased (although such amounts are lower than the amounts permitted prior to the Credit Agreement amendment); and (vi) the financial covenants were amended as follows:

	Quarter Ended
(in thousands except for ratios)	January 31, 2014	April 30, 2014	July 31, 2014	October 31, 2014	Thereafter
Minimum Quarterly EBITDA	$6,750	$11,500	$12,500	$10,500	-
Minimum Ratio of EBITDA to Fixed Charges	-	1.5X	1.5X	1.5X	1.5X
Maximum Funded Debt to EBITDA	-	-	-	-	3.0X
Maximum Capital Expenditures (1)	$9,500	$14,000	$14,000	$14,000	$14,000

(1) Maximum capital expenditures presented above include a rollover feature that allows for any unused portion of the previous quarter’s capital expenditures to be carried forward and utilized only in the next quarter.

On November 5, 2013, in connection with a private offering, Layne entered into a purchase agreement (the “Purchase Agreement”) with the Initial Purchaser relating to the sale by Layne of $110.0 million aggregate principal amount of 4.25% Convertible Notes due 2018, in a private placement to “qualified institutional buyers” in the U.S., as defined in Rule 144A under the Securities Act. The Purchase Agreement contained customary representations, warranties and covenants by Layne together with customary closing conditions. Under the terms of the Purchase Agreement, Layne has agreed to indemnify the Initial Purchaser against certain liabilities. The offering of the Convertible Notes was completed on November 12, 2013, in accordance with the terms of the Purchase Agreement. The sale of the Convertible Notes generated net proceeds of approximately $105.4 million after deducting the Initial Purchaser’s discount and commission and the estimated offering expenses payable by Layne. The Purchase Agreement also included an option to purchase up to an additional $15.0 million aggregate principal amount of Convertible Notes. On December 5, 2013, the Initial Purchaser exercised this option, which generated proceeds net of the Initial Purchaser’s discount and commission in the amount of $14.6 million.

The Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate is 43.6072 shares of Layne’s common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of Layne’s common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, Layne may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including Layne’s calling the Convertible Notes for redemption.

On and after November 15, 2016, and prior to the maturity date, Layne may redeem all, but not less than all, of the Convertible Notes for cash if the sale price of Layne’s common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date Layne delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Convertible Notes will have the right, at their option, to require Layne to repurchase their Convertible Notes in cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

On April 15, 2014, Layne entered into a five year, senior secured credit agreement. This credit agreement provides for an ABL facility in an aggregate principal amount of $135.0 million, of which up to an aggregate principal amount of $75.0 million will be available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings. Availability under the ABL facility will be the lesser of (i) $135.0 million and (ii) the borrowing base (as defined in the ABL facility agreement). As of April 15, 2014, the initial borrowing base was approximately $131.0 million and $39.0 million was borrowed under the ABL facility. Of this amount, $32.6 million was deposited as cash collateral for existing outstanding letters of credit that were issued under Layne’s existing Credit Agreement, $1.5 million was paid to terminate its existing Credit Agreement and $4.0 million for commissions, discounts and fees associated with the transaction.

Layne has the right to request the lenders to increase the principal amount from $135.0 million to $200.0 million if certain conditions are satisfied. Layne currently does not have any commitments from the lenders for any such increase.

The ABL facility is guaranteed by Layne’s direct and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions described in the ABL facility. The obligations under the ABL facility are secured by a lien on substantially all of the assets of Layne and its defined subsidiaries, subject to certain exceptions described in the ABL facility.

The ABL facility contains various restrictions and covenants. In general, provided that the Company maintains a certain level of Excess Availability, the Company will not be restricted from incurring additional unsecured indebtedness or making investments, distributions, capital expenditures or acquisitions. "Excess Availability" is generally defined as the amount by which the Total Availability exceeds outstanding loans and letters of credit under the ABL facility. "Total Availability" is equal to the Company's borrowing base under the ABL facility (up to the amount of the commitments under the ABL facility).

In general, if Excess Availability is less than either:

•	$20.0 million, or

•	for a period of 5 consecutive business days, the greater of 17.5% of the Total Availability and $25.0 million,

then a "Covenant Compliance Period" will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability and $25.0 million for a period of 30 consecutive days and for two consecutive fiscal quarters after the closing date. During a Covenant Compliance Period, the Company and its subsidiaries that are co-borrowers or guarantors (the "Loan Parties") must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 (both tested on a trailing four fiscal quarter basis).

In general, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all Company funds received on a daily basis will be applied to reduce amounts owing under the ABL facility. Based on current projections the Company does not anticipate being in a Covenant Compliance Period during the next twelve months. The Company continues to focus on ways to enhance our overall liquidity managing our capital expenditures; reviewing our non-core assets for potential sale, assessing the possible realization of cash proceeds from the overfunding of our company-owned life insurance, reviewing our working capital practices and focusing on reducing costs both at corporate and in the field, as appropriate. The steps currently being taken by management could further reduce the potential of a Covenant Compliance Period.

Beginning on the closing date of the ABL facility, the Company must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until the last to occur of:

•	for a period for 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability and $25.0 million, and

•	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

If an Event of Default (as defined in the ABL facility agreement) occurs and is continuing, the interest rate under the ABL facility will increase by 2% per annum and the lenders may accelerate all amounts owing under the ABL facility.

Operating Activities

Cash (used in) provided by operating activities was ($1.1) million, $24.8 million and $15.7 million for FY2014, FY2013 and FY2012, respectively. The primary drivers for Layne’s cash from operating activities are the results of the net loss increasing to ($128.1) million. Our deferred income tax expense increased by $84.3 million primarily due to the effect of recording an $81.3 million valuation allowance recorded during FY2014. Accounts receivable decreased during FY2014 as our revenue levels have declined and due to management’s collection efforts. Inventories also declined during FY2014, as a result of management reacting to the reduction in revenues. An increase in other current assets was due in part to the increase of $10.7 million of company owned life insurance. The declines were offset to an extent by a decrease in accounts payable and accrued expenses of $53.0 million. Layne’s working capital at January 31, 2014 was $121.3 million and $125.1 million at January 31, 2013.

Investing Activities

Capital expenditures of $34.4 million for FY2014 were to maintain and upgrade Layne’s equipment and facilities. This spending compares to spending in FY2013 of $75.8 million to maintain and upgrade its equipment and facilities and $1.7 million spent on unconventional natural gas exploration and production prior to its sale in the third quarter of FY2013. For FY2014, Layne received $8.7 million in proceeds from disposals of property and equipment, compared to proceeds of $6.2 million for FY2013. Additionally in FY2014, Layne sold the SolmeteX operations for $10.6 million and received the final proceeds from the sale of Energy of $1.5 million.

During FY2013, Layne invested $17.5 million net of cash acquired, for the acquisition of the remaining 50% of Diberil, as well as invested $0.8 million to acquire 100% of the stock of Fursol Informatica S.r.l. (Fursol). Layne paid an additional $0.2 million for Fursol on October 4, 2013 pursuant to the terms of the purchase agreement.

Financing Activities

During the fourth quarter of FY2014, Layne entered into a Purchase Agreement for the sale of Convertible Notes in a total amount of $125.0 million. See Note 7 to the Consolidated Financial Statements for an additional discussion of the Convertible Notes. Layne also capitalized and is amortizing the associated expenses of the Purchase Agreement and the discount and commission paid to the Initial Purchaser of $5.0 million.

During FY2014, FY2013 and FY2012, Layne had net (repayments) or borrowings of ($91.6) million, $42.5 million and $47.8 million under its credit agreement. Notes payable (decreased) increased ($1.3) million, $1.1 million and $7.4 million during FY2014, FY2013 and FY2012, respectively. Net borrowings under all sources of long-term debt were primarily used to fund capital expenditures, acquisitions, and working capital needs. During FY2014, Layne decreased the amount of capital expenditures and has also not engaged in any acquisitions, thus lowering net borrowings. Additionally, proceeds from the Convertible Notes issuance of $105.4 million and $10.6 million from the sale of SolmeteX were used to pay down balances outstanding under the Credit Agreement during FY2014.

Layne made scheduled debt payments on its Senior Notes of $6.7 million in FY2012.

During FY2014, FY2013 and FY2012, Layne distributed $1.7 million, $4.2 million and $2.2 million, respectively, to its non-controlling interest partners as either distribution of joint project income or, in the case of a Mineral Services subsidiary in Brazil, to buy out the non-controlling interest.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments as of January 31, 2014, are summarized as follows:

	Payments/Expiration by Period
(in thousands)	Principal and Interest Due	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Contractual obligations and other commercial commitments:
Convertible Notes	$ 151,563	$ 5,313	$ 10,625	$ 135,625	$ –
Notes payable	14,663	14,434	224	5	–
Operating leases	37,650	9,792	14,841	13,017	–
Capitalized leases	3,187	1,539	1,425	223	–
Supplemental retirement benefits	5,307	339	1,017	676	3,275
Software financing obligations	143	143	–	–	–
Income tax uncertainties	5,482	5,482	–	–	–

Total contractual obligations	217,995	37,042	28,132	149,546	3,275
Standby letters of credit	29,924	29,924	–	–	–

Total contractual obligations and commercial commitments	$ 247,919	$ 66,966	$ 28,132	$ 149,546	$ 3,275

Layne expects to meet its cash contractual obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. The Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The Convertible Notes will mature on November 15, 2018 unless earlier repurchased, redeemed or converted (under the terms of the Purchase Agreement).

Layne has certain notes payable for equipment loans. The interest rates on the notes payable are fixed, but vary among each instrument. The average interest rate amount on the notes payable is 9.58%.

Capitalized leases are obligations for certain vehicles and equipment. The interest rates on these obligations are fixed, but range from 5% to 25% annually, depending on the lease.

Layne has income tax uncertainties in the amount of $18.1 million at January 31, 2014, that are classified as non-current on the balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolution of these items is uncertain, and accordingly the amounts have not been included in the table above.

Additional obligations in the ordinary course of operations are also incurred. These obligations, including but not limited to income tax payments, are expected to be met in the normal course of operations.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Layne’s accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in Item 8 of this Form 10-K. Layne believes that the following accounting policies represent management’s more critical policies. Critical accounting policies, practices and estimates are a subset of significant accounting policies that are considered most important to the description of Layne’s financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Use of and Changes in Estimates –Layne uses estimates and assumptions in the preparation of the consolidated financial statements in conformity with U.S. GAAP. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our businesses involve making significant estimates and assumptions in the normal course of business.

Revenue Recognition – The significant estimates with regard to these consolidated financial statements relate to the estimation of total forecasted construction contract revenues, costs and profits in accordance with the criteria established in Accounting Standards Codification (“ASC”) Topic 605-35 “Construction-type and Production-type Contracts”.

Based on experience and its current processes Layne produces materially reliable estimates of total contract revenue and cost during any accounting period. However, many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions to costs and revenues become known. Provisions for estimated losses on uncompleted construction contracts are made in the period in which they become known. Because Layne has many contracts in process at any given time, these changes in estimates can offset each other minimizing the impact on overall profitability. However, large changes in cost estimates on larger, more complex construction projects can have a material impact on the consolidated financial statements and are reflected in the results of operations when they become known.

The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Prior to the execution of a contract, any related costs are expensed during the period incurred. Generally during the early stages of a contract, cost estimates relating to purchases of materials and subcontractors can be subject to revisions. As a contract moves into the most productive phase of execution, change orders, project cost estimate revisions and claims are frequently the sources for changes in estimates. During the contract’s final phase, remaining estimated costs to complete or provisions for claims will be closed out and adjusted based on actual costs incurred. The impact on operating margin in a reporting period and future periods from a change in estimate will depend on the stage of contract completion. Generally, if the contract is at an early stage of completion, the current period impact is smaller than if the same change in estimate is made to the contract at a later stage of completion.

During FY2014, Layne’s income from continuing operations increased due to the estimated recovery projected for a contract in Geoconstruction due to negotiated change orders agreed to by a customer in the amount of $8.4 million. There were no other material change orders during FY2014, FY2013 or FY2012. There were no material contract penalties, claims, settlements or changes in contract estimates during FY2014, FY2013, or FY2012. No amounts were netted in revenue during FY2014, FY2013, or FY2012.

Layne has provided for all estimated costs to complete on all of the ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variances from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when such losses become known. During FY2014, FY2013 and FY2012, approximately $17.8 million, $28.6 million and $17.4 million in contract losses were recorded, respectively. As of January 31, 2014, there were no material loss contracts. Further, as of January 31, 2014, there were no contracts that could be reasonably estimated to be in a material loss position in the future.

Management focuses on evaluating the performance of contracts individually. In the ordinary course of business, and at a minimum on a quarterly basis, based on changes in facts, such as an approved scope change or a change in estimate, projected total contract revenue, cost and profit or loss for each of Layne’s contracts is updated. Normal recurring changes in estimates include, but are not limited to:

•	Changes in estimated scope as a result of unapproved or unpriced customer change orders

•	Changes in estimated productivity assumptions based on experience to date
•	Changes in estimated materials costs based on experience to date
•	Changes in estimated subcontractor costs based on subcontractor experience
•	Changes in the timing of scheduled work that may impact future costs

When determining the likelihood of recovering unapproved change orders and claims, Layne considers the history and experience of similar projects and applies judgment to estimate the amount of eventual recovery. Settlement of events such as these can take several years depending on how easily the claim is able to be resolved with the customer or whether arbitration or litigation is necessary to reach settlement. As new facts become known, an adjustment to the estimated recovery is made and reflected in the period in which it becomes known.

The cumulative effect of revisions in estimates of the total revenues and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revision become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract.

Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 using the percentage-of-completion method based upon the ratio of cost incurred to total estimated costs at completion. Most of Layne’s contracts which utilize the percentage of completion method of revenue recognition have terms of six months to four years. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimate revisions become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it becomes known. In the ordinary course of business, management prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effects of these updated estimates are reflected in the period in which they become known. The financial impact of any revisions to an individual contract is a function of the amount of the revision and the percentage of completion of the contract itself. An amount up to the costs that have been incurred involving unapproved change orders and claims are included in the total estimated revenue when the realization is probable. The amount of unapproved change orders and claim revenues are included in our consolidated balance sheet as part of costs and estimated earnings in excess of billings. Any profit as a result of change orders or claims is recorded in the period in which the change order or claim is resolved.

Costs and estimated earnings in excess of billings represents the excess of contract costs and contract revenue recognized to date on the percentage of completion accounting method over contract billings to date. Costs and estimated earnings in excess of billings occur when:

•	costs related to unapproved change orders or claims are incurred, or
•	a portion of the revenue recorded cannot be billed currently due to the billing terms in the contract.

As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Layne’s contracts which utilize the completed contract method of revenue recognition have contract terms of twelve months or less. Layne determines contracts such as these completed upon acceptance by the customer.

Contracts for mineral exploration drilling services within Mineral Services are billable based on the quantity of drilling performed. Revenues are recognized in terms of the value of total work performed to date on the basis of actual footage or meterage drilled.

Revenues for direct sales of equipment and other ancillary products not provided in conjunction with the performance of construction contracts are recognized at the date of delivery to, and acceptance by, the customer. Provisions for estimated warranty obligations are made in the period in which the sales occur.

The percentage of Layne’s revenues recognized by percentage of completion, mineral drilling services, completed contract and direct sales to total revenues for each of the fiscal years as presented in the consolidated statements of operations are:

Approximate Percentage of Total Revenue	January 31, 2014	January 31, 2013	January 31, 2012
Percentage of Completion	76%	70%	70%
Mineral Drilling Services	11%	16%	18%
Completed Contract	10%	11%	9%
Direct Sales	3%	3%	3%

Total Revenue	100%	100%	100%

Impairment of Goodwill, Other Long-lived Assets and Equity Method Investments – Layne reviews the carrying value of goodwill and equity method investments whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill.

The evaluation for goodwill impairment is conducted at the reporting unit level. Layne’s reporting units are the same as its operating segments. The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.

Layne considers both a market approach and an income approach in estimating the fair value of each reporting unit in our analysis. The market approach may include use of the guideline transaction method, the guideline company method, or both. Layne considers the guideline company method by using market multiples of publically traded companies with operating characteristics similar to the respective reporting unit. The income approach uses projections of each reporting unit’s estimated cash flows discounted using a weighted average cost of capital that reflects current market conditions. Management also compares the aggregate fair value of our reporting units to our market capitalization plus a control premium.

Management uses judgment to determine the more significant assumptions used in the income approach, which are subject to change as a result of changing economic and competitive conditions, are as follows:

•	Anticipated future cash flows and long-term growth rates for each reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of long-term growth rates. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. Layne’s projections of future expected cash flows are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates. To develop cash flows from future operating margins and new contract awards, Layne tracks prospective work for each of our reporting units on a contract by contract basis as well as estimating time of when the work would be bid, awarded, started and completed.

•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted-average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in our industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted-average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate could change.

On a quarterly basis Layne considers whether events or changes in circumstances indicate that assets, including goodwill might be impaired. In conjunction with this analysis, it evaluates whether the current market capitalization is less than equity and specifically consider (1) changes in macroeconomic conditions, (2) changes in general economic conditions in the industry including any declines in market-dependent multiples, (3) cost factors such as increases in materials, labor, or other costs that have a negative effect on earnings and cash flows analyses, and (4) the impact of current market conditions on its forecast of future cash flows including consideration of specific projects in backlog, pending awards, or large prospect opportunities. Layne also evaluates the most recent assessment of the fair value for each of the reporting units, considering whether the current forecast of future cash flows is in line with those used in the annual impairment assessment and whether there are any significant changes in trends or any other material assumptions used. As a result of this process, Layne determined the carrying value of Geoconstruction’s goodwill exceeded its fair value and recorded an impairment charge of $14.6 million during the second quarter of FY2014. See Note 5 to the Consolidated Financial Statements for a discussion of impairment charges recorded.

As of January 31, 2014, Layne concluded there was not an impairment of the remaining goodwill. Inliner is the only reporting unit with remaining goodwill and as of January 31, 2014, the fair value of this reporting unit significantly exceeded the carrying value of $8.9 million.

Long-lived assets, including amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors management considers important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance of our assets;

•	significant changes in the use of the assets; and

•	significant negative industry or economic trends.

An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value, which is generally calculated using a combination of market, comparable transaction and discounted cash flow approaches. Based on the declines in operating performance during FY2014 in Heavy Civil, Geoconstruction and Mineral Services, Layne reviewed the recoverability of the asset values of its equipment. No impairments were indicated by this analysis.

A loss in value of an equity method investment is recognized when the decline is deemed to be other than temporary. Unforeseen events and changes in market conditions could have a material effect on the value of equity method investments due to changes in estimated sales growth rates and estimates of expected changes in operating margins, and could result in an impairment charge. No impairment charges were recorded to equity method investments during FY2014, FY2013 or FY2012. The investment in affiliates balance as of January 31, 2014 was $67.3 million.

Income Taxes – Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax basis of existing assets and liabilities. Deferred tax assets are reviewed for recoverability on a jurisdictional basis. In assessing the need for a valuation allowance, Layne considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Critical estimates and assumptions related to deferred taxes include items such as uncertainty of future taxable income and ongoing prudent and feasible tax planning strategies, the high number of tax jurisdictions in which Layne operates and the related complexities and uncertain outcome of audits and reviews by foreign tax officials. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

For the year ended January 31, 2014, Layne reached a cumulative domestic three year loss, and therefore gave little consideration to forecasted book income in future years as a source of positive evidence. Layne also considered the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, future taxable income, taxable income available in prior carryback years, and the availability of tax-planning strategies when determining realizability of recorded deferred tax assets. Layne performed a similar analysis for its foreign subsidiaries with deferred tax assets in order to assess their realizability. As a result, during the fiscal year ended January 31, 2014, Layne recorded a valuation allowance of $81.3 million, of which $54.4 million related to deferred tax assets established in a prior year and $26.9 million related to deferred tax assets established in the current year. Layne had a $3.7 million domestic deferred tax liability recorded at January 31, 2014 on a basis difference relating to certain minority equity interest for which the timing of the basis reversal cannot be controlled due to its minority ownership interest, nor was a tax planning strategy identified to realize the basis difference in a period that would be offset by operation losses or other deductible temporary differences.

As of January 31, 2014, Layne maintains a $1.3 million foreign deferred tax asset relating to certain foreign subsidiaries. In order to realize the remaining deferred tax assets, Layne’s foreign subsidiaries will need to generate taxable income of approximately $4.7 million in their respective jurisdictions where the deferred tax assets are recorded. Layne will continue to monitor results of those foreign subsidiaries, and if those subsidiaries are unable to generate sufficient operation profits there may be additional valuation allowances recorded in future periods.

 Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which Layne is exposed are interest rate risk on variable rate debt and foreign exchange rate risk that could give rise to translation and transaction gains and losses.

Interest Rate Risk

Layne centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the debt is included in Note 7 to the Consolidated Financial Statements in this Form 10-K. As of January 31, 2014 an instantaneous change in interest rates of one percentage point would impact the annual interest expense by approximately $1.2 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, Layne’s primary international operations are in Australia, Africa, Mexico, Canada, South America and Italy. The operations are described in Notes 1 and 3 to the Consolidated Financial Statements. Layne’s affiliates also operate in Latin America (see Note 3 to the Consolidated Financial Statements). The majority of the contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the international operations into U.S. dollars may affect year-to-year comparability of operating results. Layne estimates that a 10% change in foreign exchange rates would impact income (loss) before income taxes by approximately $0.8 million, $0.3 million and $0.2 million for the years ended January 31, 2014, 2013 and 2012, respectively. This represents approximately 10% of the income before income taxes of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in Layne’s financing and operating strategies.

 Item 8.         Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

Layne Christensen Company and Subsidiaries	Page

Supplemental Information on Oil and Gas Producing Activities	110
Financial Statement Schedule II: Valuation and Qualifying Accounts	113

All other schedules have been omitted because they are not applicable or not required as the required information is included in the consolidated financial statements or the notes thereto.

 Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Layne Christensen Company

The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended January 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2014 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 1, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

May 1, 2014

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)	January 31, 2014	January 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$35,013	$27,242
Customer receivables, less allowance of $8,434 and $7,827, respectively	96,717	145,890
Costs and estimated earnings in excess of billngs on uncompleted contracts	90,161	101,960
Inventories	46,652	49,913
Deferred income taxes	4,168	25,200
Income taxes receivable	9,068	6,809
Cash surrender value of life insurance policies	10,651	-
Restricted deposits-current	2,881	-
Other	21,546	24,809

Total current assets	316,857	381,823

Property and equipment:
Land	16,497	17,505
Buildings	39,643	40,621
Machinery and equipment	521,669	534,849

	577,809	592,975
Less - Accumulated depreciation	(349,237)	(326,435)

Net property and equipment	228,572	266,540

Other assets:
Investment in affiliates	67,293	78,290
Goodwill	8,915	23,561
Other intangible assets, net	5,150	8,840
Restricted deposits-long term	4,964	2,861
Deferred income taxes	612	24,530
Deferred financing fees, net	5,313	860
Cash surrender value of life insurance policies	-	13,495
Other	8,942	11,426

Total other assets	101,189	163,863

Total assets	$646,618	$812,226

See Notes to Consolidated Financial Statements.

- Continued -

   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

     CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except per share data)	January 31, 2014	January 31, 2013
LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$69,324	$86,329
Current maturities of long term debt	14,322	12,789
Accrued compensation	19,366	53,651
Accrued insurance expense	10,710	13,645
Accrued FCPA liability	10,352	3,715
Other accrued expenses	29,351	43,683
Acquisition escrow obligation-current	2,858	-
Income taxes payable	7,989	8,063
Billings in excess of costs and estimated earnings on uncompleted contracts	31,255	34,869

Total current liabilities	195,527	256,744

Noncurrent liabilities:
Convertible Notes, net	106,782	-
Long-term debt	1,522	96,539
Accrued insurance expense	16,883	14,442
Deferred income taxes	10,945	1,553
Acquisition escrow obligation-long term	-	2,861
Other	24,256	25,016

Total noncurrent liabilities	160,388	140,411

Contingencies (Note 14)

Equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,915 and 19,818 shares issued and outstanding, respectively	199	198
Capital in excess of par value	367,461	352,048
(Accumulated deficit) retained earnings	(61,656)	66,983
Accumulated other comprehensive loss	(16,540)	(6,492)

Total Layne Christensen Company equity	289,464	412,737
Noncontrolling interests	1,239	2,334

Total equity	290,703	415,071

Total liabilities and equity	$646,618	$812,226

See Notes to Consolidated Financial Statements.

   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
(in thousands, except per share data)	2014	2013	2012
Revenues	$859,283	$1,069,126	$1,106,018
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(711,791)	(873,807)	(869,074)
Selling, general and administrative expenses	(146,457)	(161,507)	(162,739)
Depreciation and amortization	(60,980)	(61,158)	(55,640)
Impairment charges	(14,646)	(8,431)	(96,579)
Loss on remeasurement of equity method investment	-	(7,705)	-
Equity in (losses) earnings of affiliates	(2,974)	20,572	24,647
Interest expense	(8,879)	(4,309)	(2,357)
Other income, net	5,558	5,844	9,685

Loss from continuing operations before income taxes	(80,886)	(21,375)	(46,039)
Income tax (expense) benefit	(52,963)	9,115	(8,634)

Net loss from continuing operations	(133,849)	(12,260)	(54,673)
Net income (loss) from discontinued operations	5,798	(23,763)	1,491

Net loss	(128,051)	(36,023)	(53,182)
Net income attributable to noncontrolling interests	(588)	(628)	(2,893)

Net loss attributable to Layne Christensen Company	$(128,639)	$(36,651)	$(56,075)

(Loss) income per share information attributable to Layne Christensen Company shareholders:
Basic loss per share - continuing operations	$(6.86)	$(0.66)	$(2.96)
Basic income (loss) per share - discontinued operations	0.30	(1.22)	0.08

Basic loss per share	$(6.56)	$(1.88)	$(2.88)

Diluted loss per share - continuing operations	$(6.86)	$(0.66)	$(2.96)
Diluted income (loss) per share - discontinued operations	0.30	(1.22)	0.08

Diluted loss per share	$(6.56)	$(1.88)	$(2.88)

Weighted average shares outstanding - basic	19,598	19,485	19,455
Dilutive stock options and unvested shares	-	-	-

Weighted average shares outstanding - dilutive	19,598	19,485	19,455

See Notes to Consolidated Financial Statements.

   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended January 31,
(in thousands)	2014	2013	2012
Net loss	$(128,051)	$(36,023)	$(53,182)

Other comprehensive loss:
Foreign currency translation adjustments (net of tax expense (benefit) of $0, $479 and $(108), respectively)	(10,048)	(269)	(414)

Other comprehensive loss	(10,048)	(269)	(414)

Comprehensive loss	(138,099)	(36,292)	(53,596)
Comprehensive income attributable to noncontrolling interests (all attributable to net income)	(588)	(628)	(2,893)

Comprehensive loss attributable to Layne Christensen Company	$(138,687)	$(36,920)	$(56,489)

See Notes to Consolidated Financial Statements

   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Capital In Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss)	Total Layne Equity	Noncontrolling Interests	Total
(in thousands, except share data)	Shares	Amount
Balance February 1, 2011	19,540,033	$195	$347,307	$159,709	$(5,809)	$501,402	$2,522	$503,924
Net (loss) income	-	-	-	(56,075)	-	(56,075)	2,893	(53,182)
Other comprehensive loss	-	-	-	-	(414)	(414)	-	(414)
Issuance of nonvested shares	193,188	2	(2)	-	-	-	-	-
Forfeiture of nonvested shares	(5,927)	-	-	-	-	-	-	-
Treasury stock purchased and subsequently cancelled	(5,382)	-	(150)	-	-	(150)	-	(150)
Expiration of performance contingent nonvested shares	(33,251)	-	-	-	-	-	-	-
Issuance of stock upon exercise of options	10,611	-	220	-	-	220	-	220
Income tax benefit on exercise of options	-	-	16	-	-	16	-	16
Income tax deficiency upon vesting of restricted shares	-	-	(130)	-	-	(130)	-	(130)
Distributions to noncontrolling interests	-	-	-	-	-	-	(2,199)	(2,199)
Share-based compensation	-	-	3,796	-	-	3,796	-	3,796
Balance, January 31, 2012	19,699,272	197	351,057	103,634	(6,223)	448,665	3,216	451,881
Net (loss) income	-	-	-	(36,651)	-	(36,651)	628	(36,023)
Other comprehensive loss	-	-	-	-	(269)	(269)	-	(269)
Issuance of nonvested shares	110,958	1	(1)	-	-	-	-	-
Expiration of performance contingent nonvested shares	(46,491)	-	-	-	-	-	-	-
Issuance of stock upon exercise of options	54,637	-	1,004	-	-	1,004	-	1,004
Income tax deficiency upon forfeiture of options	-	-	(280)	-	-	(280)	-	(280)
Acquisition of noncontrolling interest	-	-	(2,656)	-	-	(2,656)	(87)	(2,743)
Distributions to noncontrolling interest	-	-	-	-	-	-	(1,423)	(1,423)
Share-based compensation	-	-	2,924	-	-	2,924	-	2,924
Balance January 31, 2013	19,818,376	198	352,048	66,983	(6,492)	412,737	2,334	415,071
Net (loss) income	-	-	-	(128,639)	-	(128,639)	588	(128,051)
Other comprehensive loss	-	-	-	-	(10,048)	(10,048)	-	(10,048)
Issuance of nonvested shares	107,646	1	(1)	-	-	-	-	-
Treasury stock purchased and subsequently cancelled	(2,833)	-	(56)	-	-	(56)	-	(56)
Issuance of stock upon exercise of options	72,611	-	1,105	-	-	1,105	-	1,105
Cancellation of stock options issued	(8,099)	-	-	-	-	-	-	-
Forfeiture of nonvested shares	(72,725)	-	-	-	-	-	-	-
Embedded conversion option on Convertible	-	-	-	-	-	-	-	-
Notes	-	-	11,128	-	-	11,128	-	11,128
Distribution to noncontrolling interest	-	-	-	-	-	-	(1,683)	(1,683)
Share-based compensation	-	-	3,237	-	-	3,237	-	3,237
Balance January 31, 2014	19,914,976	$199	$367,461	$(61,656)	$(16,540)	$289,464	$1,239	$290,703

See Notes to Consolidated Financial Statements.

   LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended January 31,
(in thousands)	2014	2013	2012
Cash flow from operating activities:
Net loss	$(128,051)	$(36,023)	$(53,182)
Adjustments to reconcile net loss to cash flow from operations:
Depreciation and amortization	61,091	65,883	63,566
Amortization of discount and deferred financing costs	2,147	-	-
Impairment charges	14,646	8,431	97,529
(Gain) loss on disposal of discontinued operations	(8,333)	32,589	-
Loss on remeasurement of equity method investment	-	7,705	-
Deferred income taxes	46,417	(37,898)	(18,009)
Share-based compensation	3,237	2,924	3,796
Share-based compensation excess tax benefit	-	-	(16)
Equity in losses (earnings) of affiliates	2,974	(20,572)	(24,647)
Dividends received from affiliates	8,023	7,080	5,502
Gain from disposal of property and equipment	(6,110)	(3,364)	(8,247)
Changes in current assets and liabilities, (exclusive of effects of acquisitions):
Decrease (increase) in customer receivables	46,889	26,658	(19,330)
Decrease (increase) in costs and estimated earnings in excess of billings on uncompleted contracts	7,561	4,342	(24,726)
Decrease (increase) in inventories	2,516	(12,394)	(5,882)
(Increase) decrease in other current assets	(14,319)	1,306	(7,180)
(Decrease) increase in accounts payable and accrued expenses	(53,044)	(13,947)	26,418
(Decrease) increase in billings in excess of costs and estimated earnings on uncompleted contracts	(996)	(4,798)	(17,646)
Other, net	14,221	(3,171)	(2,234)

Cash (used in) provided by operating activities	(1,131)	24,751	15,712

Cash flow from investing activities:
Additions to property and equipment	(34,409)	(75,831)	(66,952)
Additions to gas transportation facilities and equipment	-	(58)	(109)
Additions to oil and gas properties	-	(1,512)	(3,434)
Additions to mineral interests in oil and gas properties	-	(102)	(331)
Acquisition of businesses, net of cash acquired	-	(18,397)	(8,855)
Proceeds from disposal of property and equipment	8,733	6,158	14,055
Proceeds from sale of business	12,064	13,500	-
Deposit of cash into restricted accounts	(4,964)	-	(9,000)
Release of cash from restricted accounts	-	3,144	12,830
Distribution of restricted cash for prior year acquisitions	-	(3,144)	(3,830)
Proceeds from redemption of insurance contracts	3,565	-	-

Cash used in investing activities	(15,011)	(76,242)	(65,626)

Cash flow from financing activities:
Borrowings under credit agreement	310,744	469,200	454,121
Repayments under credit agreement	(402,354)	(426,700)	(406,337)
Proceeds from long term Convertible Notes	125,000	-	-
Payment of debt issuance costs	(5,022)	-	-
Net (decrease) increase notes payable	(1,329)	1,110	7,366
Repayments of long term debt	-	(2,590)	(6,667)
Principal payments under capital lease obligation	(1,296)	(93)	-
Acquisition of noncontrolling interest	-	(2,743)	-
Issuance of common stock upon exercise of stock options	1,105	1,004	220
Excess tax benefit on exercise of share-based instruments	-	-	16
Purchases and retirement of treasury stock	(56)	-	(150)
Distribution to noncontrolling interest	(1,683)	(1,423)	(2,199)

Cash provided by financing activities	25,109	37,765	46,370

Effects of exchange rate changes on cash	(1,196)	(948)	475

Net increase (decrease) in cash and cash equivalents	7,771	(14,674)	(3,069)
Cash and cash equivalents at beginning of year	27,242	41,916	44,985

Cash and cash equivalents at end of year	$35,013	$27,242	$41,916

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

   (1) Summary of Significant Accounting Policies

Description of Business – Layne Christensen Company and subsidiaries (together, “Layne” and “our”) is a global water management, construction and drilling company. Layne operates throughout North America as well as in parts of Africa, Australia, South America, and Italy. Its customers include government agencies, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and agribusinesses. Layne has ownership interest in certain foreign affiliates operating in Mexico and Latin America (see Note 3 to the Consolidated Financial Statements).

Fiscal Year – Layne’s fiscal year end is January 31. References to fiscal years are to the twelve months then ended.

Investment in Affiliated Companies – Investments in affiliates (20% to 50% owned) in which Layne has the ability to exercise significant influence, but do not hold a controlling interest over operating and financial policies are accounted for by the equity method. Layne’s investments in affiliates are carried at the cost of the investment consideration at the date acquired, plus Layne’s equity in undistributed earnings (losses) from that date. Layne evaluates its equity method investments for impairment at least annually or when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

Principles of Consolidation – The consolidated financial statements include the accounts of Layne and all of our subsidiaries where it exercises control. For investments in subsidiaries that are not wholly-owned, but where Layne exercises control, the equity held by the minority owners and their portions of net income (loss) are reflected as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation. In the notes to consolidated financial statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Presentation – Borrowings and payments under the revolving loan facilities were previously reported as net borrowings under revolving loan facilities and as net repayments under revolving loan facilities within the consolidated statement of cash flows, rather than as gross amounts as required by ASC 230, “Statement of Cash Flows.” The presentation for the years ended January 31, 2013 and 2012 have been corrected in the accompanying consolidated financial statements to present borrowing and payments under the revolving loan facilities on a gross basis, rather than a net basis, to conform to this requirement. The change in presentation had no effect on net cash provided by (used in) financing activities and does not affect Layne’s consolidated balance sheets or statements of operations. Accordingly, Layne’s historical net loss, loss per share, total assets and cash and cash equivalents remain unchanged.

Use of and Changes in Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as Layne’s operating environment changes. While Layne believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Foreign Currency Transactions and Translation – In accordance with ASC Topic 830, “Foreign Currency Matters”, gains and losses resulting from foreign currency transactions are included in the consolidated statements of operations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income (loss).

The cash flows and financing activities of Layne’s Mexican and most of its African operations are primarily denominated in the U.S. dollar. Accordingly, these operations use the U.S. dollar as their functional currency.

Other foreign subsidiaries and affiliates use local currencies as their functional currency.

Net foreign currency transaction losses for FY2014, FY2013 and FY2012 were $1.1 million, $1.4 million and $0.3 million, respectively, and are recorded in other income (expense), net in the accompanying consolidated statements of operations.

Revenue Recognition – Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 “Construction-Type and Production-Type Contracts”, using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it is estimated. Management focuses on evaluating the performance of contracts individually. In the ordinary course of business, but at least quarterly, Layne prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Because Layne has many contracts in process at any given time, these changes in estimates can offset each other, minimizing the impact on overall profitability. However, large changes in cost estimates on larger, more complex construction projects can have a material impact on the financial statements and are reflected in results of operations when they become known.

Layne records revenue on contracts relating to unapproved change orders and claims by including in revenue an amount less than or equal to the amount of the costs incurred by us to date for contract price adjustments that Layne seeks to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable. The amount of unapproved change orders and claim revenues are included in our consolidated balance sheets as part of costs and estimated earnings in excess of billings. When determining the likelihood of eventual recovery, Layne considers such factors as its experience on similar projects and our experience with the customer. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined. Layne determines contracts such as these are completed based on acceptance by the customer.

Contracts for mineral exploration drilling services within Mineral Services are billable based on the quantity of drilling performed. Revenues are recognized in terms of the value of total work performed to date on the basis of actual footage or meterage drilled.

Revenues for direct sales of equipment and other ancillary products not provided in conjunction with the performance of construction contracts are recognized at the date of delivery to, and acceptance by, the customer. Provisions for estimated warranty obligations are made in the period in which the sales occur.

Revenues for the sale of oil and gas by Layne’s discontinued Energy division were recognized on the basis of volumes sold at the time of delivery to an end user or an interstate pipeline, net of amounts attributable to royalty or working interest holders.

Layne’s revenues are presented net of taxes imposed on revenue-producing transactions with its customers, such as, but not limited to, sales, use, value-added and some excise taxes.

Inventories – Layne values inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of finished goods, supplies and raw materials. Finished goods of $4.0 million and $3.2 million, supplies of $39.6 million and $44.9 million and raw materials of $3.1 million and $1.8 million were included in inventories in the consolidated balance sheet as of January 31, 2014 and 2013, respectively.

Property and Equipment and Related Depreciation – Property and equipment (including major renewals and improvements) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method. Depreciation expense was $59.9 million, $59.5 million and $55.0 million in FY2014, FY2013 and FY2012, respectively. The useful lives used for the items within each property classification are as follows:

Classification	Years
Buildings	15 - 35
Machinery and equipment	3 - 10

Oil and Gas Properties and Mineral Interests – Layne sold the assets of the Energy division October 1, 2012. Prior to the sale, Layne followed the full-cost method of accounting for oil and gas properties. Under this method, all productive and nonproductive costs incurred in connection with the exploration for and development of oil and gas reserves were capitalized. Such capitalized costs included lease acquisition, geological and geophysical work, delay rentals, drilling, completing and equipping oil and gas wells, salaries, benefits and other internal salary-related costs directly attributable to these activities. Costs associated with production and general corporate activities were expensed in the period incurred. Normal dispositions of oil and gas properties were accounted for as adjustments of capitalized costs, with no gain or loss recognized. Capitalized costs were depleted based on units of production. Depletion expense was $2.9 million in FY2013.

Reserve Estimates – Prior to the sale of the assets of the Energy division, Layne’s estimates of oil and gas reserves, by necessity, were projections based on geologic and engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable gas reserves and future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions governing oil and gas prices, future operating costs, severance, ad valorem and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected there from may vary substantially. Any significant variance in the assumptions would have materially affected the estimated quantity and value of the reserves, which would have affected the carrying value of oil and gas properties and the rate of depletion of the oil and gas properties. Actual production, revenues and expenditures with respect to reserves could have varied from estimates, and those variances could have been material.

Goodwill –In accordance with ASC Topic 350-20, “Intangibles-Goodwill and Other”, Layne is required to test for the impairment of goodwill on at least an annual basis. Layne conducts this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired.

The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. Fair value is estimated using discounted cash flows of the reporting unit and other market-related valuation models, including earnings multiples and comparable asset market values which would be a Level 3 valuation (See Note 13 to the Consolidated Financial Statements for discussion of Level 1, 2 and 3 inputs.).

In making an assessment of fair value, Layne relies on current and past experience concerning its industry cycles. Rates used to discount future cash flows are dependent upon interest rates and the cost of capital at a point in time. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment.

Layne considers both a market approach and an income approach in estimating the fair value of each reporting unit in its analysis. The market approach may include use of the guideline transaction method, the guideline company method, or both. The guideline transaction method makes use of available transaction price data of companies engaged in the same or similar lines of business as the respective reporting unit. The guideline company method uses market multiples of publicly traded companies with operating characteristics similar to the respective reporting unit. The income approach uses projections of each reporting unit’s estimated cash flows discounted using a weighted average cost of capital that reflects current market conditions. Layne also compares the aggregate fair value of its reporting units to its market capitalization plus a control premium.

The assumptions used in the income approach, which are subject to change as a result of changing economic and competitive conditions, are as follows:

•	Anticipated future cash flows and long-term growth rates for each reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of long-term growth rates. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. Layne’s projections of future cash flows are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates.

•	Selection of an appropriate discount rate. The income approach requires the selection of an appropriate discount rate, which is based on a weighted average cost of capital analysis. The discount rate is subject to changes in short-term interest rates and long-term yield as well as variances in the typical capital structure of marketplace participants in Layne’s industry. The discount rate is determined based on assumptions that would be used by marketplace participants, and for that reason, the capital structure of selected marketplace participants was used in the weighted average cost of capital analysis. Given the current volatile economic conditions, it is possible that the discount rate could change.

See Note 5 to the Consolidated Financial Statements for a discussion of the impairment charges recorded in FY2014 and FY2012.

Intangible Assets – Other intangible assets primarily consist of trademarks, software and software licenses. Intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to thirty-five years.

Other Long-lived Assets – Long-lived assets, including amortizable intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 5 to the Consolidated Financial Statements for a discussion of the impairments recorded in FY2013 and FY2012.

Cash and Cash Equivalents – Layne considers investments with an original maturity of three months or less when purchased to be cash equivalents. Layne’s cash equivalents are subject to potential credit risk. Cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits – Restricted deposits consist of escrow funds associated primarily with acquisitions.

Allowance for Uncollectible Accounts Receivable – Layne makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, Layne makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and also considers a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection. Bad debt is expensed in selling, general and administrative costs.

Layne does not establish an allowance for credit losses on long-term contract unbilled receivables. Adjustments to unbilled receivables related to credit quality, if they occur, are accounted for as a reduction of revenue.

Concentration of Credit Risk – Layne grants credit to its customers, which may include concentrations in state and local governments. Although this concentration could affect its overall exposure to credit risk, management believes that its portfolio of accounts receivable is sufficiently diversified, thus spreading the credit risk. To manage this risk, management performs periodic credit evaluations of Layne’s customers’ financial condition, including monitoring its customers’ payment history and current credit worthiness. Layne does not generally require collateral in support of its trade receivables, but may require payment in advance or security in the form of a letter of credit or bank guarantee. During FY2014, FY2013 and FY2012, no individual customer accounted for more than 10% of Layne’s consolidated revenues.

Accrued Insurance Expense – Layne maintains insurance programs where it is responsible for a certain amount of each claim up to a self-insured limit. Estimates are recorded for health and welfare, workers’ compensation, property and casualty insurance costs that are associated with these programs. These costs are estimated based in part on actuarially determined projections of future payments under these programs. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

Costs estimated to be incurred in the future for employee health and welfare benefits, workers’ compensation, property and casualty insurance programs resulting from claims which have been incurred are accrued currently. Under the terms of the agreement with the various insurance carriers administering these claims, Layne is not required to remit the total premium until the claims are actually paid by the insurance companies. These costs are not expected to significantly impact liquidity in future periods.

Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at January 31, 2014 and 2013, because of the relatively short maturity of those instruments. See Note 7 to the Consolidated Financial Statements for disclosure regarding the fair value of indebtedness of Layne and Note 13 to the Consolidated Financial Statements for other fair value disclosures.

Litigation and Other Contingencies – Layne is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the business, financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in Layne’s assumptions related to these proceedings. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in Layne’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Supplemental Cash Flow Information –The amounts paid for income taxes, interest and non-cash investing and financing activities were as follows:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Income taxes	$8,546	$20,234	$18,616
Interest	3,591	3,972	1,795
Noncash investing and financing activities:
Preferred units received in SolmeteX, LLC	466	-	-
Accrued capital additions	1,096	1,896	3,537
Deferred debt issuance costs	-	-	1,716
Capital lease obligations	1,440	-	300

Additionally, during FY2012, Layne entered into financing obligations for software licenses amounting to $1.3 million, payable over three years. The associated assets are recorded as other intangible assets, net in the balance sheet.

Income Taxes – Income taxes are provided using the asset/liability method, in which deferred taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, Layne records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. However, income tax expense relating to adjustments to Layne’s liabilities for uncertainty in income tax positions for prior reporting periods are accounted for discretely in the interim period in which it occurs. Income tax expense relating to adjustments for current year uncertain tax positions is accounted for as a component of the adjusted annualized effective tax rate.

In assessing the need for a valuation allowance, Layne considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. In preparing future taxable income projections, Layne considers the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, future taxable income, taxable income available in prior carryback years and the availability of tax-planning strategies when determining the ability to realize recorded deferred tax assets. See Note 9 to the Consolidated Financial Statements for additional disclosures related to the realization of deferred tax assets.

Layne’s estimate of uncertainty in income taxes is based on the framework established in the accounting for income taxes guidance. This guidance addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Layne recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For tax positions that meet this recognition threshold, Layne applies judgment, taking into account applicable tax laws and experience in managing tax audits, to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on Layne’s tax return and the benefit reflected in the financial statements is recorded as a liability in the consolidated balance sheet. This liability is updated at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities.

Income (Loss) Per Share – Income (loss) per common share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. For periods in which Layne recognizes net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. For periods in which the Company recognizes losses, the calculation of diluted earnings per share is the same as the calculation of basic earnings per share. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. The Convertible Notes are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method. Options to purchase 1,311,764, 1,285,303 and 1,133,211 shares have been excluded from weighted average shares in FY2014, FY2013 and FY2012, respectively, as their effect was antidilutive. A total of 292,423, 275,666 and 226,919 non-vested shares have been excluded from weighted average shares in FY2014, FY2013 and FY2012, respectively, as their effect was antidilutive.

Share-Based Compensation – Layne recognizes the cost of all share-based instruments in the financial statements using a fair-value measurement of the associated costs. The fair value of share-based compensation granted in the form of stock options is determined using a lattice valuation model. In addition, Layne granted certain market based awards during the first, second and third quarters of FY2014, which were valued using the Monte Carlo simulation model.

Unearned compensation expense associated with the issuance of non-vested shares is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

Research and Development Costs – Research and development costs charged to expense during FY2014, FY2013 and FY2012 were $0.2 million, $0.3 million and $1.6 million, respectively, and are recorded in selling, general and administrative expenses in the accompanying consolidated results of operations.

New Accounting Pronouncements – See Note 17 to the Consolidated Financial Statements for a discussion of new accounting pronouncements and their impact.

  (2) Acquisitions

Fiscal Year 2013

On October 4, 2012, Layne acquired 100% of the stock of Fursol Informatica S.r.l., (“Fursol”) an Italian company. Fursol is active in the business of production, marketing, installation and maintenance of software and electronic devices. Layne believes it will benefit from Fursol’s technology to improve the performance and efficiency of its Geoconstruction operations. The aggregate purchase price was $1.0 million, of which $0.8 million was paid at the acquisition date, with the remainder of $0.2 million paid on October 4, 2013. The purchase price was allocated to an identifiable intangible asset associated with computer software valued at $1.5 million (with a weighted-average life of three years) and to a noncurrent liability of $0.5 million.

The results of operations of Fursol have been included in the consolidated statements of operations commencing on the closing date and were not significant. Pro forma amounts related to Fursol for periods prior to the acquisition have not been presented since the acquisition would not have had a significant effect on the consolidated revenues or net income (loss).

On May 30, 2012, Layne acquired the remaining 50% interest of Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). Layne expects Diberil to expand its geoconstruction capabilities into the Brazil market as well as serve as a platform for further expansion into South America. The aggregate purchase price for the remaining 50% of Diberil of $16.2 million was comprised of cash ($2.4 million of which was placed in escrow to secure certain representations, warranties and indemnifications). Layne acquired the initial 50% interest in Diberil on July 15, 2010. In accordance with accounting guidance in moving Diberil to a fully consolidated basis, Layne remeasured the previously held equity investment to fair value and recognized a loss of $7.7 million during the second quarter of FY2013. The fair value of the 50% noncontrolling interest was estimated to be $15.8 million at the time of the adjustment. The fair value assessment was determined based on the value of the current year transaction, discounted to reflect that the initial interest was noncontrolling, and that there was no ready public market for the interest. The discounts for lack of control and marketability were 5% and 10%, respectively, determined based on control premiums seen on recent transactions in the construction contractor and engineering services market and an estimate of the value of a put option on restricted stock using the Black-Scholes valuation method.

Acquisition related costs of $0.2 million were recorded as an expense in the periods in which the costs were incurred. The purchase price allocation was based on an assessment of the fair value of the assets acquired and liabilities assumed using the internal operational assessments and other analyses which are Level 3 measurements. The preliminary purchase allocation recorded in the second quarter was adjusted as the valuation analysis progressed. As a result of the adjustment, goodwill was decreased $0.5 million from the initial amount. The adjustments made were retrospectively applied to the acquisition date, and did not have a significant effect on the financial statements.

Based on the allocation of the purchase price, the acquisition had the following effect on Layne’s consolidated financial position as of the closing date:

(in thousands)	Diberil
Working capital	$3,592
Property and equipment	33,500
Goodwill	4,025
Other intangible assets	1,000
Other assets	9,131
Other noncurrent liabilities	(16,981)

Total purchase price	$34,267

The $4.0 million of goodwill was assigned to Geoconstruction. The purchase price in excess of the value of Diberil’s net assets reflects the strategic value Layne placed on the business. At the time of acquisition, Layne believed it would benefit from synergies as these acquired operations were integrated with the existing operations. Layne had hoped the presence in Brazil would assist in obtaining contracts in that country as well as in South America. During the second quarter of FY2014, based on the continued decline in revenues and forecasted results experienced due to a sluggish economy in Brazil during calendar year 2013, Layne reassessed its estimates of the fair value of the goodwill associated with Diberil. As a result of that reassessment, a $4.0 million impairment charge was recorded.

The Diberil purchase agreement provided for a purchase price adjustment based on the levels of working capital and debt at closing. The adjustment resulted in an additional purchase price of $2.3 million, which was paid during the third quarter of FY2013.

The total purchase price above consists of the $16.2 million cash purchase price, the $2.3 million purchase price adjustment, and the $15.8 million adjusted basis of Layne’s existing investment in Diberil.

The results of operations of Diberil have been included in Layne’s consolidated statements of operations commencing on the closing date. Including its consolidated and equity basis results, Diberil contributed $8.1 million income before income taxes for FY2013, compared to $3.3 million in FY2012.

Assuming the remaining 50% of Diberil had been acquired at the beginning of each period, the unaudited pro forma consolidated revenues, net loss, and net loss per share of Layne would be as follows:

	Years Ended January 31,
(in thousands, except per share data)	2013	2012
Revenues	$1,099,330	$1,152,068

Net loss attributable to Layne Christensen Company	(33,155)	52,726

Basic loss per share attributable to Layne Christensen Company	$(1.70)	$(2.71)

Diluted loss per share attributable to Layne Christensen Company	$(1.70)	$(2.71)

On March 5, 2012, Layne acquired the remaining shares in Layne do Brazil, which were previously held by noncontrolling interests. The shares were acquired for cash payments totaling $2.7 million. In conjunction with the acquisition, Layne eliminated noncontrolling interests of $0.1 million and recorded an adjustment to equity of $2.7 million in accordance with accounting guidance.

Fiscal Year 2012

On February 28, 2011, Layne acquired the Kansas and Colorado cured-in-place pipe (“CIPP”) operations of Wildcat Civil Services (“Wildcat”), a sewer rehabilitation contractor. The acquisition will further Layne’s expansion and geographic reach of its Inliner division westward. The aggregate purchase price for Wildcat of $8.9 million was comprised of cash ($0.4 million of which was placed in escrow to secure certain representations, warranties and indemnifications).

The purchase price allocation was based on an assessment of the fair value of the assets acquired and liabilities assumed, using internal operational assessments and other analyses, which are Level 3 measurements.

Based on Layne’s allocations of the purchase price, the acquisition had the following effect on Layne’s consolidated financial position as of the closing date:

(in thousands)	Wildcat
Working capital	$293
Property and equipment	6,244
Goodwill	2,318

Total purchase price	$8,855

The $2.3 million of goodwill was assigned to Inliner. The purchase price in excess of the value of Wildcat’s net assets reflects the strategic value Layne placed on the business. Layne believed it would benefit from synergies as these acquired operations were integrated with the existing operations. Goodwill associated with the acquisition is expected to be deductible for tax purposes.

The results of operations for the acquired entity have been included in the consolidated statements of operations commencing on the closing date. Wildcat contributed revenues and loss before income taxes to Layne for the period from February 28, 2011 to January 31, 2012, of $14.2 million and $0.9 million, respectively. Pro forma amounts related to Wildcat for prior periods have not been presented because the acquisition would not have had a significant effect on the consolidated revenues or net income.

  (3) Investments in Affiliates

Layne’s investments in affiliates generally are engaged in mineral exploration drilling and the manufacture and supply of drilling equipment, parts and supplies.

On July 15, 2010, Layne acquired a 50% interest in Diberil Sociedad Anónima (“Diberil”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay). Diberil, with operations in Sao Paulo, Brazil, and Montevideo, Uruguay, is one of the largest providers of specialty foundation and marine geotechnical services in South America. The interest was acquired for total cash consideration of $14.9 million, of which $10.1 million was paid to Diberil shareholders and $4.8 million was paid to Diberil to purchase newly issued Diberil stock. Concurrent with the investment, Diberil purchased Layne GeoBrazil, an equipment leasing company in Brazil wholly owned by Layne, for a cash payment of $4.8 million. Subsequent to the acquisition, Layne invested an additional $1.3 million in Diberil as its proportionate share of a capital contribution. See Note 2 to the Consolidated Financial Statements for a further discussion of Layne’s acquisition of the remaining 50% interest in Diberil during May 2012.

A summary of materially, jointly-owned affiliates, as well as their primary operating subsidiaries if applicable, and the percentages directly or indirectly owned by Layne are as follows as of January 31, 2014:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates, including Diberil and its subsidiaries up to May 30, 2012:

	As of and Years Ended January 31,
(in thousands)	2014	2013	2012
Balance sheet data:
Current assets	$131,533	$168,770	$212,066
Noncurrent assets	82,807	74,572	109,868
Current liabilities	39,347	57,998	131,622
Noncurrent liabilities	17,477	21,203	16,529
Income statement data:
Revenues	220,778	444,871	449,599
Gross profit	25,411	98,418	118,658
Operating (loss) income	(2,999)	57,934	76,520
Net (loss) income	(5,960)	43,990	54,856

Layne had no significant transactions or balances with its affiliates as of January 31, 2014, 2013 and 2012, and for the fiscal years then ended.

Layne’s equity in undistributed earnings of the affiliates totaled $62.7 million, $73.7 million and $57.6 million as of January 31, 2014, 2013 and 2012, respectively and an additional $4.6 million of investment in affiliates was recorded as equity method goodwill for certain of the investments at the time of acquisition.

  (4) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:

	As of January 31,
(in thousands)	2014	2013
Cost incurred on uncompleted contracts	$1,245,693	$1,410,722
Estimated earnings	349,918	351,126

	1,595,611	1,761,848
Less: Billing to date	1,529,992	1,689,082

Total	$65,619	$72,766

Included in the accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$90,161	$101,960
Other noncurrent assets (non-current retainage)	6,713	5,675
Billings in excess of costs and estimated earnings on uncompleted contracts	(31,255)	(34,869)

Total	$65,619	$72,766

Layne bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2014 and 2013, Layne’s costs and estimated earnings in excess of billings on uncompleted contracts included unbilled contract retainage amounts of $47.3 million and $50.5 million, respectively.

  (5) Impairment Charges

During the second quarter of FY2014, based on the continued decline in revenues and forecasted results experienced by many of Layne’s division, Layne reassessed its estimates of the fair value of its reporting units. These circumstances indicated a potential impairment of goodwill in Geoconstruction and, as such, Layne assessed the fair value of its goodwill to determine if the carrying value exceeded its fair value.

As a result of its analysis, Layne determined the carrying value of the Geoconstruction goodwill in the amount of $14.6 million exceeded its fair value and an impairment charge equal to that amount was recorded in the second quarter FY2014. The total assessed fair value of zero was determined based on Level 3 inputs.

During FY2013, due to the underperformance of certain product lines within Water Resources and Energy Services, Layne assessed the value of certain of its long-lived assets within those businesses. Layne also assessed the value of certain of its trademarks in light of strategic decisions for those product lines. As a result of its assessments, Layne concluded that impairments of value had occurred, and Layne recorded impairment charges. The impaired assets included specific patents, trademarks, property and equipment. The carrying value of the assets before impairment was $15.8 million and the impairments totaled $8.4 million, of which $4.4 million was associated with Water Resources and $4.0 million was associated with Energy Services. The charges consisted of $2.9 million associated with intangible assets, with the remainder consisting of adjustments to record tangible assets at an expected sales value. None of these operations had any associated goodwill recorded. Of the total assessed fair value of $7.4 million, the amount determined based on Level 1 inputs was $3.6 million, with the remainder based on Level 3 inputs (See Note 13 to the Consolidated Financial Statements for discussion of Level 1, 2 and 3 inputs).

During FY2012, in connection with the annual goodwill impairment test and as a result of the on-going weakness in municipal spending due to the poor economic environment, changes in corporate strategy and the revision of its reporting units and segments and declining natural gas prices, Layne reassessed its estimates of the fair value of its reporting units. These circumstances indicated a potential impairment of goodwill and, as such,

Layne assessed the fair value of its goodwill to determine if the book value exceeded its fair value. As a result of this assessment, Layne determined that the carrying value of goodwill of $105.7 million exceeded its fair value and Layne recorded an impairment charge of $86.2 million. Of this charge, $17.1 million related to Water Resources, $23.1 million to Inliner, $44.6 million to Heavy Civil, $1.0 million to the discontinued Energy division and $0.4 million to other businesses. The total assessed fair value of $19.5 million was determined based on Level 3 inputs. The write-offs were a result of projected continued weakness in demand for construction projects that was greater and more persistent than originally anticipated, continuing projected weakness in the economy adversely affecting spending by government agencies and the resulting pressures on margins from increased competition from smaller competitors. The goodwill charge in Water Resources was also impacted by a shift in the corporate strategy in the fourth quarter to focus more on traditional water treatment services, resulting in the write-off of goodwill associated with acquired companies that had a heavy research and development focus.

Also during FY2012, due to a change in corporate strategy to emphasize the Layne name for all Layne’s services worldwide, Layne decided to cease using certain trade names. Layne recorded an impairment charge of $9.4 million related to those trade names, $9.1 million of which was associated with Heavy Civil. Additionally, due to significant underperformance of certain water treatment businesses, Layne assessed the value of certain of its definite-lived intangible assets and recorded an impairment charge of $2.0 million in Energy Services. The carrying value of the trademarks and other intangibles before impairment was $12.6 million. The total assessed fair value of $1.2 million was determined based on Level 3 inputs.

  (6) Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill attributed to each reporting segment was as follows:

(in thousands)	Water Resources	Inliner	Heavy Civil	Geo- construction	Mineral Services	Energy Services	Other	Energy(1)	Total
Balance February 1, 2012	$-	$8,915	$-	$10,621	$-	$-	$-	$-	$19,536
Additions	-	-	-	4,025	-	-	-	-	4,025

Balance January 31, 2013	-	8,915	-	14,646	-	-	-	-	23,561
Additions	-	-	-	-	-	-	-	-	-
Impairment of goodwill	-	-	-	(14,646)	-	-	-	-	(14,646)

Balance January 31, 2014	$-	$8,915	$-	$-	$-	$-	$-	$-	$8,915

Accumulated goodwill impairment losses	$(17,084)	$(23,130)	$(44,551)	$(14,646)	$(20,225)	$(445)	$-	$(950)	$(121,031)

(1)	Energy was sold October 1, 2012.

Goodwill expected to be tax deductible was $0.9 million and $1.5 million as of January 31, 2014 and 2013.

Other Intangible Assets

Other intangible assets consisted of the following as of January 31:

	2014			2013
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$6,260	$ (3,215)	14	$8,008	$(3,798)	14
Customer/contract-related	-	-	-	3,340	(3,215)	1
Patents	905	(503)	12	3,012	(1,634)	15
Software and licenses	2,747	(1,794)	3	2,747	(919)	3
Non-competition agreements	680	(368)	6	680	(255)	6
Other	966	(528)	22	1,600	(726)	21

Total intangible assets	$11,558	$ (6,408)		$19,387	$(10,547)

Total amortization expense for other intangible assets was $1.1 million, $3.4 million and $4.0 million in fiscal years FY2014, FY2013 and FY2012, respectively. Amortization expense for the subsequent five fiscal years is estimated as follows:

(in thousands)	Amount
2015	$1,305
2016	1,000
2017	639
2018	549
2019	549
Thereafter	1,108

Total	$5,150

  (7) Indebtedness

Debt outstanding as of January 31, 2014 and 2013, whose carrying value approximates fair market value, was as follows:

(in thousands)	January 31, 2014	January 31, 2013
Convertible Notes	$106,782	$-
Credit agreement	-	95,000
Capitalized lease obligations	3,187	3,645
Less amounts representing interest	(724)	(993)
Notes payable	13,381	11,676

Total debt	122,626	109,328
Less current maturities of long-term debt	(14,322)	(12,789)

Total long-term debt	$108,304	$96,539

As of January 31, 2014, debt outstanding will mature as follows:

(in thousands)	Notes Payable	Convertible Notes	Capitalized Lease Obligations	Total
2015	$13,172	$-	$1,150	$14,322
2016	194	-	835	1,029
2017	10	-	256	266
2018	5	-	32	37
2019	-	106,782	31	106,813
Thereafter	-	-	159	159

Total	$13,381	$106,782	$2,463	$122,626

Layne maintained a revolving credit facility (the “Credit Agreement”) which extended to March 25, 2016. During FY2014, the Credit Agreement was amended as it was unlikely Layne would be in compliance with its covenants for the quarters ended April 30, 2013, July 31, 2013 and October 31, 2013. The details of each amendment are more fully described below.

On June 4, 2013, Layne and its lenders amended the Credit Agreement to suspend the minimum fixed charge coverage ratio and the maximum leverage ratio covenants for the fiscal quarters ending July 31 and October 31, 2013. The amendment also temporarily added a minimum EBITDA (as defined in the Credit Agreement) and maximum capital expenditure covenant on a quarterly and fiscal year-to-date basis. The amendment also modified the definition of Adjusted EBITDA (as defined in the Credit Agreement) to exclude up to $3.0 million per quarter of relocation expense related to the move of Layne’s headquarters to The Woodlands, Texas.

In connection with the June 2013 amendment, Layne and its domestic subsidiaries granted liens on substantially all of their assets, subject to certain exceptions, including a pledge of up to 65.0% of the equity interests in their first-tier foreign subsidiaries, to secure the obligations under the Credit Agreement. The amendment did not change the term of the Credit Agreement.

Prior to the June 2013 amendment of the Credit Agreement, Layne also maintained a private shelf agreement whereby it could issue up to $150.0 million of unsecured notes before July 8, 2021. In connection with the June 2013 amendment of the Credit Agreement, the shelf agreement was terminated. There were no outstanding notes at the time of the termination.

Due to the continued deterioration in operating results for the quarter ended July 31, 2013, Layne and its lenders amended the Credit Agreement again on September 5, 2013. The September 2013 amendment to the Credit Agreement provided for a waiver of the financial covenants for the quarter ended July 31, 2013. Effective with the September 2013 amendment, the Credit Agreement reduced the commitments from $300.0 million to $200.0 million, provided for interest at variable rates equal to, at Layne’s option, a LIBOR rate plus 1.5% to 3.0% or a base rate (as defined in the Credit Agreement) plus 0.5% to 2.0%, each depending on the leverage ratio.

On November 4, 2013, Layne and its lenders further amended the Credit Agreement to among other things; (i) reduce the commitments under the Credit Agreement from $200.0 million to $180.0 million, and eliminate the accordion feature under the Credit Agreement; (ii) temporarily increase the interest rate under the Credit Agreement to LIBOR plus 6.0% (or the base rate plus 5.0%); (iii) relax or suspend certain of the financial covenants on a short-term basis; (iv) reduce the amount of capital expenditures permitted each quarter; (v) require proceeds from asset sales (other than in the ordinary course) to be used to repay amounts outstanding under the Credit Agreement; (vi) decrease the amount of permitted investments; (vii) permit an offering of Convertible Notes that results in gross proceeds of at least $75.0 million (the “Permitted Convertible Notes Offering”); (viii) eliminate the ability to incur any additional Priority Indebtedness (as defined in the Credit Agreement), consummate certain acquisitions or make certain restricted payments; and (ix) add-back certain accruals related to any FCPA settlement in computing consolidated EBITDA (as defined in the Credit Agreement).

The November 2013 amendment also provided that effective upon the closing of the Permitted Convertible Notes Offering, described below, that the net proceeds from such offering must be applied to repay amounts outstanding under the Credit Agreement. Pursuant to the terms of the November 2013 amendment, on November 12, 2013 (the date the Permitted Convertible Notes Offering was closed) among other things: (i) the commitments under the Credit Agreement were further reduced from $180.0 million to $150.0 million; (ii) the interest rate under the Credit Agreement was reduced to, at Layne’s option, either the LIBOR rate plus 4.0% or the base rate plus 3.0% until the delivery of the financial statements for the fiscal year ended January 31, 2015, at which time the interest rate will vary based on Layne’s leverage; (iii) a minimum Asset Coverage Ratio (generally defined as the ratio of accounts receivable and inventory for Layne and its subsidiaries to outstanding borrowings and letters of credit under the credit agreement) of 2.00 to 1.00 was added to the Credit Agreement; (iv) a covenant was added requiring a Minimum Liquidity (generally defined as the remaining amount available for borrowing under the revolving credit facility plus up to $15.0 million of unrestricted cash) of at least $50.0 million; (v) the amount of Priority Indebtedness, investments, acquisitions and restricted payments permitted under the Credit Agreement was increased (although such amounts are lower than the amounts permitted prior to the November 2013 amendment); and (vi) the financial covenants were amended as follows:

	Quarter Ended
(in thousands except for ratios)	January 31, 2014	April 30, 2014	July 31, 2014	October 31, 2014	Thereafter

Minimum Quarterly EBITDA	$6,750	$11,500	$12,500	$10,500	-
Minimum Ratio of EBITDA to Fixed Charges	-	1.5X	1.5X	1.5X	1.5X
Maximum Funded Debt to EBITDA	-	-	-	-	3.0X
Maximum Capital Expenditures (1)	$9,500	$14,000	$14,000	$14,000	$14,000

(1)	Maximum capital expenditures presented above include a rollover feature that allows for any unused portion of the previous quarter’s capital expenditures to be carried forward and utilized only in the next quarter.

In November, 2013, the Convertible Notes Offering generated net proceeds of approximately $105.4 million after deducting the Initial Purchaser’s discount and commission and the estimated offering expenses payable by Layne. As of November 15, 2013, Layne had paid the outstanding balance of the Credit Agreement in full with the proceeds from the offering.

Total fees of $1.5 million were incurred in connection with the June 2013, September 2013 and November 2013 amendments. Of that amount, $0.7 million was written off during the year ending January 31, 2014 as this portion of the fee was associated with the reduction in the revolver capacity associated with the September 2013 and November 2013 amendments to the Credit Agreement. The remaining portion of its fees will be amortized over the life of the agreement.

As of January 31, 2014, Layne had $29.9 million letters of credit outstanding. The amount available for borrowing under the Credit Agreement was $120.1 million as of January 31, 2014.

On April 15, 2014, Layne entered into an ABL facility as discussed further in this note to the consolidated financial statements. The balance owed on the Credit Agreement was $1.5 million as of April 15, 2014. Layne used a portion of the proceeds from the ABL facility to pay the outstanding balance on the Credit Agreement and to cash collateralize the existing outstanding letters of credit of $32.6 million on this Credit Agreement until such letters of credit can be transitioned to the ABL facility. On April 15, 2014, Layne terminated the Credit Agreement.

4.25% Convertible Senior Notes due 2018

On November 5, 2013 Layne entered into a purchase agreement (the “Purchase Agreement”) with Jefferies LLC (the “Initial Purchaser”) relating to the sale by Layne of $110.0 million aggregate principal amount of 4.25% Convertible Notes due 2018 (the “Convertible Notes”), in a private placement to “qualified institutional buyers” in the U.S., as defined in Rule 144A under the Securities Act. The Purchase Agreement contained customary representations, warranties and covenants by Layne together with customary closing conditions. Under the terms of the Purchase Agreement, Layne agreed to indemnify the Initial Purchaser against certain liabilities. The offering of the Convertible Notes was completed on November 12, 2013, in accordance with the terms of the Purchase Agreement. The sale of the Convertible Notes generated net proceeds of approximately $105.4 million after deducting the Initial Purchaser’s discount and commission and the estimated offering expenses payable by Layne. These proceeds were used to pay down the then existing balance on the Credit Agreement. The Purchase Agreement also provided the Initial Purchaser an option to purchase up to an additional $15.0 million aggregate principal amount of Convertible Notes. On December 5, 2013, the Initial Purchaser exercised this option, which generated proceeds net of the Initial Purchaser’s discount and commission in the amount of $14.6 million. Layne used these proceeds primarily as an increase in cash on hand. The Convertible Notes were issued pursuant to an Indenture, dated November 12, 2013 (the “Indenture”), between Layne and U.S. Bank National Association, as trustee. The Convertible Notes are senior, unsecured obligations of Layne. The Convertible Notes will be convertible, at the option of the holders, into consideration consisting of, at Layne’s election, cash, shares of Layne’s common stock, or a combination of cash and shares of Layne’s common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018. However, before May 15, 2018, the Convertible Notes will not be convertible except in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of Layne’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the consecutive five business day period immediately after any five consecutive trading day period (the five consecutive trading day period being referred to as the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a holder of the Convertible Notes in the manner required by the Indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Layne’s common stock and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; and (4) if Layne has called the Convertible Notes for redemption. Layne will be required to settle conversions in shares of Layne’s common stock, together with cash in lieu of any fractional shares, until it has obtained stockholder approval. As of January 31, 2014, the if-converted value did not exceed its principal amount.

The Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate is 43.6072 shares of Layne’s common stock per $1,000 principal amount of Convertible Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of Layne’s common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, Layne may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including Layne’s calling the Convertible Notes for redemption.

On and after November 15, 2016, and prior to the maturity date, Layne may redeem all, but not less than all, of the Convertible Notes for cash if the sale price of Layne’s common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date Layne delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Convertible Notes will have the right, at their option, to require Layne to repurchase their Convertible Notes in cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In accordance with ASC 470-20, “Debt with Conversion and Other Options,” Layne separately accounts for the liability and equity conversion components of the Convertible Notes. The principal amount of the liability component of the Convertible Notes was $106.0 million as of the date of issuance based on the present value of its cash flows using a discount rate of 8.0%, Layne’s approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $19.0 million. A portion of the Initial Purchaser’s discount and commission and the offering costs totaling

$0.8 million and deferred taxes totaling $7.1 million were allocated to the equity conversion component. The liability component will be accreted to the principal amount of the Convertible Notes using the effective interest method over five years.

In accordance with guidance in ASC 470-20 and ASC 815-15, “Embedded Derivatives,” Layne determined that the embedded conversion components and other embedded derivatives of the Convertible Notes do not require bifurcation and separate accounting.

The following table presents the carrying value of the Convertible Notes as of January 31, 2014 (in thousands):

Carrying amount of the equity conversion component	$11,128

Principal amount of the Convertible Notes	$125,000
Unamortized debt discount (1)	(18,218)

Net carrying amount	$106,782

(1)	As of January 31, 2014, the remaining period over which the unamortized debt discount will be amortized is 57 months using an effective interest rate of 9%.

Asset-backed Revolving Credit Facility

On April 15, 2014, Layne entered into a five-year $135.0 million (the “Maximum Credit”) senior secured ABL facility, of which up to an aggregate principal amount of $75.0 million will be available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings. Availability under the ABL facility will be the lesser of (i) $135.0 million and (ii) the borrowing base (as defined in the ABL facility agreement). The borrowing base is defined as the sum of:

•	85% of book value of eligible accounts receivable (other than unbilled receivables), plus

•	60% of eligible unbilled receivables, plus

•	real property availability, plus

•	equipment availability, minus

•	the supplemental reserve, minus

•	any reserves established from time to time by the co-collateral agents

As of April 15, 2014, the initial borrowing base was approximately $131.0 million and $39.0 million was borrowed under the ABL facility. Of this amount, $32.6 million cash collateralized existing outstanding letters of credit that were issued under the existing Credit Agreement, $1.5 million was paid to terminate the existing Credit Agreement, $4.0 million to pay commissions and other expenses related to the facility, with the remainder for working capital needs.

Layne has the right to request the lenders to further increase the maximum up to an additional $65.0 million if certain conditions are satisfied. Currently, there are no commitments from the lenders for any such increase.

Advances under the ABL facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or event of default. Advances may be used to refinance the existing Credit Agreement, for general corporate and working capital purposes, and to pay fees and expenses associated with the ABL facility.

Pursuant to the ABL facility agreement, the revolving loans will bear interest at either:

•	the alternate base rate plus the applicable margin. The alternate base rate is equal to the highest of (a) the base rate, (b) the sum of the Federal Funds Open rate plus 0.5%, and (c) the sum of the Daily LIBOR rate plus 1%. Or

•	the LIBOR rate (as defined in the ABL facility agreement) for the interest period in effect for such borrowing plus the applicable margin.

Swingline loans will bear interest at the alternate base rate plus the applicable margin. In connection with letters of credit issued under the ABL facility, Layne will pay (i) a participation fee to the lenders equal to the applicable margin from time to time used to determine the interest rate on Eurodollar loans (as defined in the ABL facility agreement) on the average daily amount of such lender’s letter of credit exposure, as well as the issuing bank’s customary fees and changes. The applicable margin for each quarter varies based on the average undrawn availability under the ABL facility for the prior quarter.

The ABL facility contains various restrictions and covenants. In general, provided that Layne maintains a certain level of Excess Availability, Layne will not be restricted from incurring additional unsecured indebtedness or making investments, distributions, capital expenditures or acquisitions. "Excess Availability" is generally defined as the amount by which the Total Availability exceeds outstanding loans and letters of credit under the ABL facility. "Total Availability" is equal to Layne’s borrowing base under the ABL facility (up to the amount of the commitments under the ABL facility).

In general, if Excess Availability is less than either:

•	$20.0 million, or

•	for a period of 5 consecutive business days, the greater of 17.5% of the Total Availability and $25.0 million,

then a "Covenant Compliance Period" will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability and $25.0 million for a period of 30 consecutive days. During a Covenant Compliance Period, Layne and its subsidiaries that are co-borrowers or guarantors (the "Loan Parties") must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 (both tested on a trailing four fiscal quarter basis).

In general, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all of Layne’s funds received on a daily basis will be applied to reduce amounts owing under the ABL facility. Based on current projections Layne does not anticipate being in a Covenant Compliance Period during the next twelve months. Layne continues to focus on ways to enhance our overall liquidity managing our capital expenditures; reviewing our non-core assets for potential sale, assessing the possible realization of cash proceeds from the overfunding of our company-owned life insurance, reviewing our working capital practices and focusing on reducing costs both at corporate and in the field, as appropriate. The steps currently being taken by management could further reduce the potential of a Covenant Compliance Period.

Beginning on the closing date of the ABL facility, Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until the last to occur of:

•	for a period for 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability and $25.0 million, and

•	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

•	capital expenditures

•	cash interest expense

•	any regularly scheduled amortized principal payments on indebtedness

•	cash taxes paid

•	the amount in excess of $10.0 million paid with respect to the FCPA investigation

If an Event of Default (as defined in the ABL facility agreement) occurs and is continuing, the interest rate under the ABL facility will increase by 2% per annum and the lenders may accelerate all amounts owing under the ABL facility.

Defaults under the ABL facility, which would permit the lenders to accelerate required payment and which would increase the applicable interest rate by 2% per annum, include (but are not limited to) the following:

•	Non-payment of principal, interest, fees and other amounts under the ABL facility

•	Failure to comply with any of the negative covenants, certain of the specified affirmative covenants or other covenants under the ABL facility

•	Failure to pay certain indebtedness when due

•	Specified events of bankruptcy and insolvency

•	One or more judgments of $5.0 million not covered by insurance and not paid within a specified period.

•	A change in control as defined in the ABL facility.

  (8) Other Income, Net

Other income, net consisted of the following:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Gain from disposal of property and equipment	$6,378	$3,364	$8,247
Gain on sale of investment securities	-	-	996
Interest income	74	143	196
Currency exchange loss	(1,148)	(1,379)	(310)
Other, net	254	3,716	556

Total	$5,558	$5,844	$9,685

Included in the gain from disposal of property are surplus assets which were sold throughout the fiscal year, including items from the former corporate headquarters in Mission Woods, Kansas. Also included in the gain from disposal of property and equipment is the gain on the sale of a building in Massachusetts for $0.7 million which was being used by Geoconstruction until operations were consolidated in Dallas, Texas this year. In April 2013, insurance proceeds were received totaling $0.7 million as payment for equipment lost in a fire. These proceeds are included in gain from disposal of property and equipment.

During July 2013, Layne determined its investment in a joint venture was no longer viable. The related investment of $0.6 million was determined to be unrecoverable and was written off and is included in other in the table above.

On March 21, 2011, Layne sold its operating facility in Fontana, California, with the intent of acquiring and relocating to a new facility. In the interim until a new facility could be purchased, Layne entered into a leasehold agreement of the existing facility. The total gain on the sale of the facility was $6.4 million, of which $1.4 million was deferred to match the expected lease payments under the leasehold agreement. During fiscal year ended January 31, 2012 $0.4 million of the deferred gain was recognized. The deferred gain was being recognized over the 36 month term of the lease. In September 2012, Layne terminated the leasehold agreement and recognized the remaining $0.7 million deferred gain on the sale of the facility.

During FY2012, Layne recognized a gain of $1.0 million on the sale of certain investment securities in Australia. The securities were received in settlement of previously written off accounts receivable.

    (9) Income Taxes

(Loss) income from continuing operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Domestic	$(73,009)	$(60,745)	$(98,480)
Foreign	(7,877)	39,370	52,441

Total	$(80,886)	$(21,375)	$(46,039)

Components of income tax (benefit) expense from continuing operations were as follows:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Current:
U.S. federal	$(5,926)	$(1,049)	$5,624
State and local	(460)	(278)	1,729
Foreign	11,822	13,847	20,349

	5,436	12,520	27,702

Deferred:
U.S. federal	44,352	(19,582)	(16,556)
State and local	4,247	(1,430)	(3,773)
Foreign	(1,072)	(623)	1,261

	47,527	(21,635)	(19,068)

Total	$52,963	$(9,115)	$8,634

A reconciliation of the total income tax (benefit) expense from continuing operations to the statutory federal rate is as follows for the years ended January 31:

	2014		2013		2012
(in thousands)	Amount	Effective Rate	Amount	Effective Rate	Amount	Effective Rate
Income tax at statutory rate	$(28,310)	35.0%	$(7,481)	35.0%	$(16,114)	35.0%
State income tax, net of federal benefit	(2,834)	3.5	(1,156)	5.4	(1,383)	3.0
Difference in tax expense resulting from:
Nondeductible goodwill impairment	4,781	(5.9)	-	-	22,500	(48.9)
Nondeductible expenses	5,029	(6.2)	960	(4.5)	1,257	(2.7)
Loss on remeasurement of equity method investment	-	-	2,697	(12.6)	-	-
Taxes on foreign affiliates	12,178	(15.1)	(4,707)	22.0	(7,141)	15.5
Taxes on foreign operations different than the statutory rate	(14,687)	18.2	4,240	(19.8)	2,002	(4.3)
Valuation allowance	81,345	(100.6)	(1,730)	8.1	5,219	(11.3)
Tax benefit relating to tax expense recorded on discontinued operations and equity	(10,821)	13.4	-	-	-	-
Changes in uncertain tax provisions	5,330	(6.6)	(1,166)	5.5	2,997	(6.5)%
Other	952	(1.2)	(772)	3.5	(703)	1.4

Total	$52,963	(65.5)%	$(9,115)	42.6%	$8,634	(18.8)

The tax effect of pretax income or loss from continuing operations generally is determined by a computation that does not consider the tax effect of other categories of income or loss (for example, other comprehensive income, discontinued operations, additional paid in capital, etc.). An exception to that general rule is provided when there is a pretax loss from continuing operations and pretax income from other categories of income. Pursuant to this exception, Layne has recorded an income tax benefit on continuing operations which offsets an income tax provision for discontinued operations and the additional paid in capital impact of the Convertible Notes.

The net income (loss) from discontinued operations for FY2014, FY2013 and FY2012 was $5.8 million, ($23.8 million) and $1.5 million, respectively. These amounts are net of income tax (expense) benefits of ($3.7 million), $15.3 million and ($0.6 million), respectively. The effective tax rate for discontinued operations was 38.9%, 39.2% and 28.4% for FY2014, FY2013 and FY2012, respectively. The credit recognized as additional paid in capital relating to the Convertible Notes issued during FY2014 was $11.1 million net of income tax expense of $7.1 million recorded at an effective rate of 39%.

Layne recorded an $81.3 million valuation allowance from continuing operations on its net domestic and certain foreign deferred tax assets during FY2014. Of the $81.3 million increase in valuation allowance, $54.4 million related to deferred tax assets established in a prior year, and $26.9 million related to deferred tax assets established in the current year. The total valuation allowance at January 31, 2014 was $75.5 million comprised of a domestic valuation allowance of $70.9 million and a foreign valuation allowance of $4.6 million.

In assessing the need for a valuation allowance, Layne concluded that it had a cumulative loss on domestic operations after adjusting for significant non-recurring charges for the three year period ended January 31, 2014. Layne considered the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, future taxable income, taxable income available in prior carry back years, and the availability of tax-planning strategies when determining the realizability of recorded deferred tax assets. Based on this assessment, Layne concluded that it was no longer more likely than not that realization of its domestic deferred tax assets would occur in future periods, and the remaining net domestic deferred tax asset was fully valued against. Similar consideration was given to foreign deferred tax assets, and Layne concluded that certain foreign deferred tax assets were no longer more likely than not realizable resulting in a valuation allowance being recorded. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude Layne from using its loss carryforwards or utilizing other deferred tax assets in the future.

Layne maintains $1.3 million of deferred tax assets in various foreign jurisdictions as of January 31, 2014, where management believes that realization is more likely than not. Layne’s foreign subsidiaries will need to generate taxable income of approximately $4.7 million in their respective jurisdictions where the deferred tax assets are recorded in order to fully realize the deferred tax asset. Management will continue to evaluate all of the evidence in future periods and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods.

Layne was not in a cumulative three year loss position as of January 31, 2013 and 2012, respectively, based on an analysis of income over the current and prior two fiscal years, after adjusting for significant non-recurring charges. Layne determined that it was more likely than not the deferred tax asset was realizable at January 31, 2013 and 2012, respectively, and no valuation allowance was needed at that time, other than for a portion of the foreign tax credit carryforwards, for which Layne has and continues to conclude that such carryforward benefits may not be used before they expire.

Deferred income taxes result from temporary differences between the financial statement and tax bases of Layne’s assets and liabilities. The sources of these differences and their cumulative tax effects were as follows:

	Years Ended January 31,
(in thousands)	2014	2013
Accruals and reserves	$30,674	$35,234
Share based compensation	5,106	5,988
Tax deductible goodwill	3,141	4,916
Foreign tax credit carryforwards	24,174	20,954
Tax loss carryforwards	38,932	7,526
Cumulative translation adjustment	4,718	4,528
Other assets	1,865	2,046

Total deferred tax asset	108,610	81,192

Valuation allowance	(75,456)	(9,354)

Buildings, marchinery, and equipment	(17,150)	(17,261)
Convertible Notes	(7,105)	-
Unremitted foreign earnings	(11,188)	(3,636)
Other liabilities	(3,876)	(2,764)

Total deferred tax liability	(39,319)	(23,661)

Net deferred tax liability	$(6,165)	$48,177

The difference between the $81.3 million valuation allowance reflected in the FY2014 effective rate reconciliation from continuing operations and the $66.1 million increase in the valuation allowance during FY2014 reflected in the deferred income tax table is primarily the result of net deferred tax liabilities established during the current fiscal year which did not impact income from continuing operations.

Layne had the following tax losses and tax credit carryforwards at January 31, 2014 as:

(dollars in millions)	Expiration	Amount	Valuation Allowance
Federal net operating losses	2034	$23.9	$(23.9)
State net operating losses	2024-2034	4.9	(4.9)
Brazil tax loss carryforward	Indefinite	3.6	(3.6)
Other Foreign tax loss carryforward	2019-2029	6.5	(6.5)
Federal foreign tax credit carryforwards	2018-2022	9.7	(9.7)
Federal foreign tax credit carryforwards	2023-2024	14.5	(14.5)

Total		$63.1	$(63.1)

As of January 31, 2014, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $67.0 million for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, become subject to income tax if they were remitted as dividends or if Layne were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

Deferred income taxes were provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.

On September 13, 2013, the U.S. Treasury and the Internal Revenue Service issued final Tangible Property Regulations (“TPR”) under Internal Revenue Code (“IRC”) Section 162 and IRC Section 263(a). The regulations are not effective until tax years beginning on or after January 1, 2014; however, certain portions may require an accounting method change on a retroactive basis, thus requiring an IRC Section 481(a) adjustment related to buildings, machinery and equipment and deferred taxes. Layne has analyzed the expected impact of the TPR and concluded that the expected impact is minimal.

A reconciliation of the total income tax (benefit) expense from continuing operations to the statutory federal rate is as follows for the years ended January 31:

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding penalties and interest is as follows:

(in thousands)	2014	2013	2012
Balance, beginning of year	$13,383	$13,322	$12,016
Additions based on tax positions related to current year	766	2,501	2,534
Additions for tax positions of prior years	4,450	1,421	767
Settlement with tax authorities	(1)	(1,087)	(1,070)
Reductions for tax positions of prior years	(587)	-	(214)
Reductions due to the lapse of statutes of limitation	(2,627)	(2,774)	(711)

Balance, end of year	$15,384	$13,383	$13,322

Substantially all of the unrecognized tax benefits recorded at January 31, 2014, 2013 and 2012 would affect the effective rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next year by approximately $5.5 million due to settlements of audit issues and expiration of statutes of limitation.

Layne classifies interest and penalties related to income taxes as a component of income tax expense. As of January 31, 2014, 2013 and 2012, the Company had $8.5 million, $8.8 million and $6.8 million, respectively, of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties (decreased) increased ($0.3 million), $2.0 million and $1.6 million during FY2014, FY2013 and FY2012, respectively.

Layne files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and certain foreign jurisdictions. During the tax year ended January 31, 2014, the U.S. federal statute of limitations expired for the tax year ended January 31, 2010. The statute of limitations remains open for tax years ended January 31, 2011 through 2014. Layne is not currently under examination for federal purposes, but there are several state examinations currently in progress.

Layne files income tax returns in the foreign jurisdictions where it operates. The returns are subject to examination which may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally the tax years 2010 through 2014 remain open to examination.

    (10) Operating Lease and Asset Retirement Obligations

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year from January 31, 2014, are as follows:

(in thousands)	Operating Leases
2015	$9,792
2016	7,940
2017	6,901
2018	6,554
2019	6,463

Minimum lease payments	$37,650

Layne’s operating leases are primarily for light and medium duty trucks, buildings and other equipment. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $24.7 million, $23.7 million and $28.7 million in FY2014, FY2013 and FY2012, respectively.

As of January 31, 2014 and 2013, no asset retirement obligations existed. Asset retirement obligations consisted of the estimated costs of dismantlement, removal, site reclamation and similar activities associated with Layne’s prior oil and gas properties. An asset retirement obligation and the related asset retirement cost were recorded when a well is drilled and completed. The asset retirement cost was determined based on the expected costs to complete the reclamation at the end of the well’s economic life, discounted to its present value using a credit adjusted risk-free-rate. After initial recording, the liability was increased for the passage of time, with the increase being reflected in the consolidated results of operations as depreciation, depletion and amortization. Asset retirement costs were capitalized as part of oil and gas properties and depleted accordingly. During FY2013, Layne sold the assets of Energy. These obligations were assumed by the purchaser as part of the sale.

Asset retirement obligations recorded in other long-term liabilities as of January 31, 2013 and 2012 were as follows:

(in thousands)	January 31, 2013	January 31, 2012
Beginning asset retirement obligation	$1,835	$1,667
Liabilities incurred during year	-	63
Liabilities settled during year	-	-
Accretion expense	75	105
Liability transferred upon sale of business	(1,910)	-

Ending asset retirement obligation	$-	$1,835

    (11) Employee Benefit Plans

Layne’s salaried and certain hourly employees participate in Layne’s sponsored, defined contribution plans. Total expense is recorded in selling, general and administrative costs for Layne’s portion of these plans was $3.4 million, $4.0 million and $4.1 million in FY2014, FY2013 and FY2012, respectively.

Layne has a deferred compensation plan for certain management employees. Participants may elect to defer up to 25% of their salaries and up to 50% of their bonuses to the plan. Matching contributions, and the vesting period of those contributions, are established at the discretion of Layne. Employee deferrals are vested at all times. The total amount deferred, including matching, for the FY2014, FY2013 and FY2012 was $0.8 million, $1.3 million and $2.0 million, respectively. The total liability for deferred compensation was $9.7 million and $12.4 million as of January 31, 2014 and 2013, respectively. These liabilities are included in other long-term liabilities.

Layne contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;

•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and

•	if Layne chooses to stop participating in some of its multiemployer plans, Layne may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

In accordance with accounting guidance, Layne evaluated each of its multiemployer plans to determine if any were individually significant. The evaluation was based on the following criteria:

•	the total employees participating in the multiemployer plan compared to the total employees covered by the plan;

•	the total contributions to the multiemployer plan as a percentage of the total contributions to the plan by all participating employers; and

•	the amount of potential liability that could be incurred due to Layne’s withdrawal from the multiemployer plan, underfunded status of the plan or other participating employers’ withdrawal from the plan.

As of January 31, 2014 and 2013, Layne did not participate in multiemployer plans that would be considered individually significant.

Layne makes contributions to these multiemployer plans equal to the amounts accrued for pension expense. Total contributions and union pension expense for these plans was $2.3 million, $3.2 million and $3.1 million in the FY2014, FY2013 and FY2012, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to Layne.

Layne also provides supplemental retirement benefits to its former chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of his defined contribution plan balance. Layne does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. Layne has recognized the full amount of its actuarially determined pension liability. The current portion recognized in Layne’s consolidated balance sheet as other current liabilities was $0.3 million as of January 31, 2014. The long-term portion recognized in Layne’s consolidated balance sheet as of January 31, 2014 and 2013 were $5.0 million and $5.6 million, respectively, and are presented separately under non-current liabilities included in other long-term liabilities. Net periodic pension cost of the supplemental retirement benefits for FY2014, FY2013 and FY2012 was $0.0 million, $1.4 million and $1.1 million, respectively.

   (12) Stock and Stock Option Plans

Layne has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2014, there were 572,624 shares which remain available to be granted under the plan as stock options. Layne has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. Layne granted 22,289 restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during FY2014. Layne also granted 80,613 performance vesting shares under the Layne Christensen Company 2006 Equity Incentive Plan during FY2014.

Layne recognized $3.2 million, $2.9 million and $3.8 million of compensation cost for share-based plans for FY2014, FY2013 and FY2012, respectively. Of these amounts, $1.5 million, $0.9 million and $1.7 million, respectively, related to non-vested stock. The total income tax benefit recognized for share-based compensation arrangements was $1.3 million, $1.1 million and $1.5 million for FY2014, FY2013 and FY2012, respectively.

All options were granted at an exercise price equal to the fair market value of Layne’s common stock at the date of grant. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years.

The fair value of share-based compensation granted in the form of stock options is determined using a binomial lattice or Black-Scholes valuation model. The valuations in each respective year were made using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock price. Layne uses historical data to estimate early exercise and post-vest forfeiture rates to be applied within the valuation model. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value at the date of grant for options granted during FY2014, FY2013 and FY2012 was $8.11, $10.93 and $18.70, respectively.

	Years Ended January 31,
Assumptions:	2014	2013	2012
Weighted-average expected volatility	49.2%	55.1%	65.0%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.25%	1.32%	1.94%
Expected term (in years)	7.0	6.0	5.4
Exercise multiple factor	2.1	2.0	-
Post-vest forfeiture rate	2.4%	0%	0%

Stock option transactions for FY2014, FY2013 and FY2012 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2011	1,031,474	$25.34
Granted	123,144	32.49
Exercised	(10,611)	20.77		$122
Forfeited	(10,796)	29.57

Outstanding at January 31, 2012	1,133,211	26.12
Granted	280,547	23.32
Exercised	(54,637)	17.44		13
Forfeited	(73,818)	24.50

Outstanding at January 31, 2013	1,285,303	25.97
Granted	227,869	20.80
Exercised	(72,611)	15.96		-
Expired	(208,952)	31.45
Forfeited	(125,797)	28.67

Outstanding at January 31, 2014	1,105,812	24.22	5.7	618

Exercisable at January 31, 2012	860,756	26.11
Exercisable at January 31, 2013	965,750	25.95
Exercisable at January 31, 2014	790,905	24.84	4.5	592

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

Non-vested share transactions for FY2014, FY2013 and FY2012 were as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2011	107,785	$32.24
Granted	193,188	30.67
Vested	(34,876)	35.48
Canceled	(33,251)	35.71
Forfeited	(5,927)	30.43

Nonvested stock at January 31, 2012	226,919	29.94
Granted	110,958	22.29
Vested	(15,720)	26.70
Canceled	(46,491)	27.79

Nonvested stock at January 31, 2013	275,666	27.41
Granted - Directors	4,744	21.08
Granted - Restricted stock units	22,289	20.96
Granted - Performance vesting shares	80,613	14.61
Vested	(10,065)	27.21
Canceled	(8,099)	20.89
Forfeited	(72,725)	16.97

Nonvested stock at January 31, 2014	292,423	23.42	$4,959

All nonvested stock awards are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Certain nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) and for equitable adjustment in the event of changes in Layne’s equity structure.

   (13) Fair Value Measurements

Layne’s estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in the valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The three levels of the hierarchy are as follows:

•	Level 1 – Unadjusted quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Observable inputs other than those included in Level 1, such as quoted market prices for similar assets and liabilities in active markets or quoted prices for identical assets in inactive markets.

•	Level 3 – Unobservable inputs reflecting Layne’s own assumptions and best estimate of what inputs market participants would use in pricing an asset or liability.

Layne’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Layne’s financial instruments held at fair value, which include restricted deposits held in acquisition escrow accounts, contingent earnout of acquired businesses and Convertible Notes are presented below as of January 31, 2014 and 2013:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
January 31, 2014
Financial Assets:
Current restricted deposits held at fair value	$2,881	$2,881	$-	$-
Long term restricted deposits held a fair value	$4,964	$4,964	$-	$-
Preferred units of SolmeteX, LLC	$466	$-	$-	$466
Cash surrender value of company-owned life insurance(3)	$10,651	$-	$10,651	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$-	$-	$-	$-
Convertible notes(2)	$106,782	$-	$106,782	$-

January 31, 2013
Financial Assets:
Restricted deposits held at fair value	$2,861	$2,861	$-	$-

Financial Liabilities:
Contingent earnout of acquired businesses(1)	$-	$-	$-	$-

(1)	The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach. Key assumptions include a discount rate of 41.2% and annual revenues of the acquired business, Intevras Technologies, LLC, ranging from $1.5 million to $6.1 million over the life of the earnout. The business was acquired in July 2010. The contingent earnout period expires in July 2015. On July 31, 2012, the contingent earnout was reassessed and, based on estimates of the likelihood of future revenues subject to the earnout provisions, assigned no value. The conclusions have not changed as of January 31, 2014.

(2)	The fair value of the Convertible Notes is based upon observable inputs of Layne’s underlying stock price and the time value of the conversion option, since observable quoted prices of the 4.25% Convertible Notes are not readily available.

(3)	The fair value of the cash surrender value of company-owned life insurance is based on quoted prices for similar assets in actively traded markets.

Other Financial Instruments

Layne uses the following methods and assumptions in estimating the fair value disclosures for its other financial instruments:

Cash – The carrying amounts reported in the accompanying consolidated balance sheets approximates their fair values and are classified as Level 1 within the fair value hierarchy.

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

   (14) Contingencies

Layne’s drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when, as is frequently the case, Layne conducts a project on a fixed-price, bundled basis where Layne delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, Layne is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its services and products. Litigation arising from any such occurrences may result in Layne being named as a defendant in lawsuits asserting large claims. Although it maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which Layne may be subject or that it will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which Layne is not fully insured could have a material adverse effect on Layne. In addition, Layne does not maintain political risk insurance with respect to its foreign operations.

In connection with updating its Foreign Corrupt Practices Act ("FCPA") policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by Layne to agents and other third parties interacting with government officials in certain countries in Africa. The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. The internal investigation has found documents and information suggesting that improper payments, which may violate the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of Layne to third parties interacting with government officials in Africa relating to the payment of taxes, the importing of equipment and the employment of expatriates. Layne has made a voluntary disclosure to the U.S. DOJ and the SEC regarding the results of the investigation and is cooperating with the DOJ and the SEC in connection with their review of the matter.

Layne is engaged in discussions with the DOJ and the SEC regarding the potential resolution of these matters. Layne believes that it is likely that any settlement will include both the payment of a monetary fine and the disgorgement of any improper benefits. In May 2013, the staff of the SEC orally advised they calculated the estimated benefits to Layne from allegedly improper payments, plus interest thereon, to be approximately $4.8 million, which amount was accrued during the first quarter of FY2014. Based on the results of Layne’s internal investigation and, an analysis of the resolution of recent and similar FCPA resolutions, Layne currently estimates a potential settlement range for resolving these matters (including the amount of a monetary penalty and the disgorgement of any improper benefits plus interest) of $10.4 million to $16.0 million. During the third quarter of FY2014, Layne increased its reserve for the settlement of these matters from $4.8 million to $10.4 million, representing its best estimate.

At this time, Layne can provide no assurances as to whether Layne will be able to settle for an amount equal to its current reserve or within its estimated settlement range or whether the SEC or DOJ will accept voluntary settlement terms that would be acceptable to Layne. Furthermore, Layne cannot currently assess the potential liability that might be incurred if a settlement is not reached and the government was to litigate the matter. As such, based on the information available at this time any additional liability related to this matter is not reasonably estimable. Layne will continue to evaluate the amount of its liability pending final resolution of the investigation and any related settlement discussions with the government; the amount of the actual liability for any fines, penalties, disgorgement or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date.

Other than the indication of the estimated disgorgement amount noted above, Layne has not received any proposed settlement offers from the SEC or DOJ and there can be no assurance that its discussions with the DOJ and SEC will result in a final settlement of any or all of these issues or, if a settlement is reached, the timing of any such settlement or that the terms of any such settlement would not have a material adverse effect on Layne.

On April 17, 2013, an individual person filed a purported class action suit against three of Layne’s subsidiaries and two other companies supposedly on behalf of all lessors and royalty owners from 2004 to the present. The plantiff esssentially alleges that Layne and two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas. The plantiff’s suit was initially filed in the District Court of Wilson County, Kansas. On July 3, 2013, the case was removed by a co-defendant to the U.S. District Court for the District of Kansas. The case is still in the early stages of the proceedings, but Layne believes it has meritorious legal positions and will continue to represent and defend Layne’s interests vigorously in this matter.

Layne is involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of business. Layne believes that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows. However, it is possible, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the assumptions related to these proceedings. In accordance with U.S. generally accepted accounting principles, Layne records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reveiwed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the strategies change, it is possible that Layne’s estimate of its probable liability in these matters may change.

   (15) Discontinued Operations

On July 31, 2013, Layne completed the sale of its SolmeteX operation to a third party. Layne had previously announced its plans to sell substantially all of the assets of SolmeteX as part of its One Layne strategy. SolmeteX was previously reported as part of Water Resources. Pursuant to the sale agreement, Layne received $750,000 in preferred units of SolmeteX, LLC and received $10.6 million of cash on August 1, 2013. The preferred units have a 4% yield accruing daily, compounded quarterly on the unreturned capital and unpaid preferred yield. Layne valued the units at $0.4 million based on the redemption timeline and the stated yield. These preferred units were recorded at their valuation amount on the consolidated balance sheet as part of Other Assets. The gain on the sale of the assets was $8.3 million. This gain was included on the consolidated statement of operations as income from discontinued operations.

After weighing alternatives, during the second quarter of FY2013, Layne authorized the sale of the Energy division and entered into negotiations for the sale of substantially all of the Energy division assets to a third party. As of July 31, 2012, Layne considered the Energy division as a discontinued operation and reflected it as such retrospectively in the consolidated financial statements. Layne recorded a loss of $32.6 million as of July 31, 2012, based on the difference between its carrying value as a continuing operation and the expected selling price, less costs to sell. The tax benefit related to this loss was $12.5 million.

On October 1, 2012, Layne completed the sale of all of the exploration and production assets of its Energy division for $15.0 million. No additional loss on disposal of the net assets was recognized. Pursuant to the sale agreement, Layne received $13.5 million at the time of the sale and received $1.5 million in October 2013 upon termination of an indemnification escrow fund that was established at the closing of the sale. The sale agreement provides for additional proceeds of $2.0 million contingent on natural gas futures prices exceeding $5.25 per MMBTU for five months out of any given six consecutive months occurring during the 36 months following closing. The amount will be recorded as additional proceeds if the conditions are met.

The financial results of discontinued operations include an accrual of $3.9 million recorded in the fourth quarter of FY2013 associated with certain litigation claims, related to the Energy division, which were retained by Layne.

The financial results of the two discontinued operations are as follows:

	Years Ended January 31,
(in thousands)	2014	2013	2012
Revenues	$3,552	$15,018	$27,128
Income (loss) before income taxes	9,505	(39,102)	2,083
Income tax (expense) benefit	(3,707)	15,339	(592)
Net income (loss) from discontinued operations	5,798	(23,763)	1,491

   (16) Segments and Foreign Operations

Layne is a global solutions provider to the world of essential natural resources – water, minerals and energy. Management defines the operational and organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets.

Layne’s segments are defined as follows:

Water Resources Division

Water Resources provides its customers with every aspect of water supply system development and technology, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. The division also brings new technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. Water Resources drill deep injection wells for industrial (primarily power) and municipal clients that need to dispose of wastewater associated with their processes. Water Resources provides water systems and services in most regions of the U.S.

Inliner Division

Inliner provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner® cured-in-place pipe (“CIPP”) which allows us to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Construction of a new wetout facility has been completed and Inliner now has the ability to supply both traditional felt based CIPP lining tubes cured with water or steam as well as fiberglass based lining tubes cured with ultraviolet light. Inliner is somewhat unique in that the technology itself, the liner tube manufacturer and the largest installer of the Inliner CIPP technology are all housed within Layne’s family of companies. While Inliner focuses on its proprietary Inliner CIPP, it is committed to full system renewal. Inliner also provides a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

Heavy Civil Division

Heavy Civil delivers sustainable solutions to government agencies and industrial clients by overseeing the design and construction of water and wastewater treatment plants and pipeline installation. In addition, Heavy Civil builds radial collector wells (Ranney Method), surface water intakes, pumping stations, hard rock tunnels and marine construction services – all in support of the world’s water infrastructure. Beyond water solutions, Heavy Civil also designs and constructs biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource. Heavy Civil provides services in most regions of the U.S.

Geoconstruction Division

Geoconstruction provides specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets around the globe. Geoconstruction has the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, it offers extensive experience in successful completion of complex and schedule-driven major underground construction projects. Geoconstruction provides services that are focused primarily on the foundation systems for dams/levees, tunnel shafts, utility systems, subways or transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems. Geoconstruction provides services in most regions of the U.S., as well as Brazil, Uruguay, and Italy.

Mineral Services Division

Mineral Services conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. The service offerings include both exploratory (‘greenfield’) and definition (‘brownfield’) drilling. Global mining companies hire Mineral Services to extract samples from their sites that they analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if a minable mineral deposit exists on the site, the economic viability of mining the site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers water management expertise as well as soil stabilization expertise. The primary markets are in the western U.S., Mexico, Australia, South America and Africa. Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form its primary presence in this market.

Energy Services Division

Energy Services focuses its efforts to provide a closed loop water management solution to energy companies involved in hydraulic fracturing. The initial focus is in the water-stressed Permian Basin of West Texas, an oil provenance, where Energy Services is providing water sourcing, transfer and treatment. Layne’s expertise in water well drilling coupled with its flat-hose transfer solution from the water source to the well site where hydraulic fracturing occurs followed by treatment of the produced water and then recapture and recycling that water for reuse in other hydraulic fracturing operations provides a sustainable and environmentally responsible solution to energy companies operating in a part of the country which has significant water shortages and drought. The system is designed to have virtually no surface discharge of formation or produced and treated water. Energy Services will provide services in most regions of the U.S.

Other

Other includes specialty and purchasing operations not included in one of the other divisions.

Financial information for Layne’s segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, corporate and securities law, tax compliance, executive management and board of directors. Corporate assets are all assets not directly associated with a segment, and consist primarily of cash and deferred income taxes.

	Years Ended January 31,
(in thousands)	2014	2013	2012
Revenues
Water Resources	$175,875	$214,091	$214,625
Inliner	148,384	133,256	132,108
Heavy Civil	267,192	278,131	343,760
Geoconstruction	87,180	133,247	89,210
Mineral Services	172,960	302,119	322,100
Energy Services	6,336	5,885	4,214
Other	19,936	11,509	8,992
Intersegment Eliminations	(18,580)	(9,112)	(8,991)

Total revenues	$859,283	$1,069,126	$1,106,018

Equity in earnings (losses) of affiliates
Geoconstruction	$–	$3,872	$3,345
Mineral Services	(2,974)	16,700	21,302

Total equity in (losses) earnings of affiliates	$(2,974)	$20,572	$24,647

Loss from continuing operations before income taxes
Water Resources	$1,016	$(1,290)	$(18,095)
Inliner	17,650	9,936	(13,236)
Heavy Civil	(7,781)	(32,308)	(61,649)
Geoconstruction	(27,693)	517	12,828
Mineral Services	(9,534)	49,406	71,552
Energy Services	(3,212)	(7,444)	(4,887)
Other	193	126	671
Unallocated corporate expenses	(42,646)	(36,009)	(30,866)
Interest expense	(8,879)	(4,309)	(2,357)

Total loss from continuing operations before income taxes	$(80,886)	$(21,375)	$(46,039)

Investment in affiliates
Geoconstruction	$134	$384	$20,011
Mineral Services	67,159	77,906	68,286

Total investment in affiliates	$67,293	$78,290	$88,297

	As of and Years Ended January 31,
(in thousands)	2014	2013	2012
Revenues by product line
Water systems	$179,372	$219,693	$208,558
Water treatment technologies	34,005	47,778	44,670
Sewer rehabilitation	148,384	133,256	132,108
Water and wastewater plant construction	157,590	129,446	200,513
Pipeline construction	77,497	108,408	112,446
Soil stabilization	99,266	167,711	115,402
Environmental and specialty drilling	7,543	7,246	17,902
Exploration drilling	150,695	249,247	271,442
Energy Services and Other	4,931	6,341	2,977

Total revenues by product line	$859,283	$1,069,126	$1,106,018

Capital expenditures
Water Resources	$2,864	$22,446	$23,733
Inliner	2,194	4,309	3,218
Heavy Civil	166	1,199	5,413
Geoconstruction	9,536	13,391	8,240
Mineral Services	7,741	25,661	20,958
Energy Services	7,732	5,169	1,030
Other	352	-	1,499
Discontinued operations	4	1,729	4,172
Corporate	4,460	3,599	2,563

Total capital expenditures	$35,049	$77,503	$70,826

Depreciation and amortization
Water Resources	$9,903	$8,126	$7,740
Inliner	2,805	2,647	2,880
Heavy Civil	6,491	7,096	7,389
Geoconstruction	12,172	11,413	8,819
Mineral Services	23,321	25,950	21,227
Energy Services	1,283	550	3,418
Other	2,344	-	1,963
Corporate	2,661	5,376	2,204

Total depreciation and amortization	$60,980	$61,158	$55,640

Assets
Water Resources	$98,576	$119,281	$147,279
Inliner	67,384	67,027	61,601
Heavy Civil	99,963	114,361	123,475
Geoconstruction	131,074	170,064	113,612
Mineral Services	206,575	243,383	245,601
Energy Services	14,636	6,470	5,561
Other	6,947	2,193	9,488
Discontinued operations	-	3,592	56,728
Corporate	21,463	85,855	42,491

Total assets	$646,618	$812,226	$805,836

	As of and Years Ended January 31,
(in thousands)	2014	2013	2012
Geographic Information :
Revenues
United States	$672,430	$832,839	$871,017
Africa/Australia	42,909	88,888	110,012
South America	54,953	50,757	-
Mexico	58,260	69,970	58,166
Other foreign	30,731	26,672	66,823

Total revenues	$859,283	$1,069,126	$1,106,018

Property and equipment, net
United States	$154,627	$177,198	$231,838
Africa/Australia	21,314	29,875	24,900
South America	42,829	46,939	6,614
Mexico	8,498	10,582	9,559
Other foreign	1,304	1,946	4,446

Total property and equipment, net	$228,572	$266,540	$277,357

   (17) New Accounting Pronouncements

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”, which is effective for fiscal years beginning on or after December 15, 2013. This pronouncement provides explicit guidance on the presentation of unrecognized tax benefits when NOL carryforwards, tax credit carryforwards, or tax losses occur. Layne elected to adopt this pronouncement effective for the quarter ending July 31, 2013. Adoption of this pronouncement did not have a material impact on the consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”, which is effective for fiscal years (and interim periods within those years) beginning after December 15, 2012. This requires Layne to present information about significant items reclassified out of Accumulated Other Comprehensive Income (AOCI) either on the face of the income statement, as well as additional disclosures on changes in AOCI by component or as a separate disclosure in the notes to the consolidated financial statements. Adoption of this pronouncement did not have a material impact on the consolidated financial statements.

In July, 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”), which is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. This guidance permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles-Goodwill and Other-General Intangibles Other than Goodwill. The more-likely than-not threshold is defined as having a likelihood of more than 50 percent. If Layne determines that it is not more likely than not that the asset is impaired, it will have an option not to calculate annually the fair value of an indefinite-lived intangible asset. The adoption of ASU 2012-02 did not have a significant impact on the consolidated financial statements.

The FASB issued ASU 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”), which is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2011. The provisions of ASU 2011-08 gives entities testing goodwill for impairment the option of performing a qualitative assessment before calculating the fair value of a reporting unit in step 1 of the goodwill impairment test. If entities determine, on the basis of qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying amount, the two-step impairment test would be required. Otherwise, further testing would not be needed. Since Layne has chosen not to perform the optional qualitative assessment, the adoption of ASU 2011-08 did not have a significant impact on the consolidated financial statements.

   (18) Relocation

In September 2013, Layne moved into its new corporate headquarters in The Woodlands, Texas, a suburb of Houston. The move involved most executive positions in Layne’s corporate leadership, as well as certain other management and staff positions. Most senior executives from Layne’s six divisions will ultimately consolidate into the Houston headquarters. The relocation is substantially complete. Expenses of $8.6 million and $2.7 million have been incurred for fiscal years ended January 31, 2014 and 2013, respectively .The expenses are included in selling, general and administrative expenses in the consolidated statements of operations, and consist primarily of employee relocation costs, severance and employee retention arrangements.

   (19) Quarterly Results (Unaudited)

Unaudited quarterly results were as follows:

	2014
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$226,446	$232,015	$216,462	$184,360
Cost of revenues (exclusive of depreciation, amortization, and impairment charges shown below)(1)	(189,555)	(192,124)	(176,908)	(153,204)
Depreciation and amortization	(15,263)	(15,211)	(15,155)	(15,351)
Impairment charges	-	(14,646)	-	-
Net loss from continuing operations	(24,127)	(79,924)	(15,541)	(14,257)
Net loss	(23,710)	(74,543)	(15,541)	(14,257)
Net income attributable to noncontrolling interests	(69)	(277)	(231)	(11)
Net loss attributable to Layne Christensen Company	(23,779)	(74,820)	(15,772)	(14,268)
Basic loss per share - continuing operations(2)	(1.24)	(4.09)	(0.80)	(0.73)
Diluted loss per share - continuing operations(2)	(1.24)	(4.09)	(0.80)	(0.73)
Basic loss per share(2)	(1.22)	(3.81)	(0.80)	(0.73)
Diluted loss per share(2)	(1.22)	(3.81)	(0.80)	(0.73)

(1)	As discussed in Note 1 to the Consolidated Financial Statements, Layne utilizes multiple methods of revenue recognition based on the nature of work performed. As a result, it is not practical to allocate a portion of depreciation and amortization to cost of revenues for the presentation of gross profit.
(2)	Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

The fourth quarter of FY2014 was impacted by changes in estimate of incentive compensation of $7.4 million as a result of the decrease in results from operations experienced during the year. These plans are discretionary in nature, subject to board approval. The expense was reduced in the fourth quarter as results for the year was reviewed by the executive team. Also in the fourth quarter of FY2014, Layne modified its vacation policy resulting in a decrease in expense of $4.5 million as a change in estimate.

The second quarter of FY2014 was impacted by a $14.6 million impairment charge which was recorded in Geoconstruction, representing the total carrying value of its goodwill. Layne reassessed its estimates of fair value of the goodwill of this division as a result of continuing weakness as discussed in Note 5 to the Consolidated Financial Statements. Based on this analysis, it was determined the carrying value of goodwill exceeded its fair value. Also in the second quarter of FY2014, the company recorded a $50.6 million valuation allowance on U.S. deferred tax assets as discussed in Note 9 to the Consolidated Financial Statements. This allowance was recorded as a result of continued weakness in Mineral Services and Geoconstruction.

	2013
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$271,765	$287,972	$281,281	$228,108
Cost of revenues (exclusive of depreciation, amortization, and impairment charges shown below)(1)	(218,885)	(230,071)	(224,358)	(200,493)
Depreciation and amortization	(13,803)	(15,928)	(15,679)	(15,748)
Impairment charges	-	-	-	(8,431)
Loss on remeasurement of equity method investment	-	(7,705)	-	-
Net income (loss) from continuing operations	4,636	(2,969)	8,657	(22,584)
Net income (loss)	3,991	(23,866)	8,665	(24,813)
Net income attributable to noncontrolling interests	(241)	(159)	(189)	(39)
Net income (loss) attributable to Layne Christensen Company	3,750	(24,025)	8,476	(24,852)
Basic income (loss) per share - continuing operations(2)	0.23	(0.16)	0.43	(1.16)
Diluted income (loss) per share - continuing operations(2)	0.22	(0.16)	0.43	(1.15)
Basic income (loss) per share(2)	0.19	(1.23)	0.43	(1.27)
Diluted income (loss) per share(2)	0.19	(1.23)	0.43	(1.27)

(1) As discussed in Note 1to the Consolidated Financial Statements, Layne utilizes multiple methods of revenue recognition based on the nature of work performed. As a result, it is not practical to allocate a portion of depreciation and amortization to cost of revenues for the presentation of gross profit.

(2) Earnings (loss) per share were computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

The second quarter of FY2013 was impacted by the $20.0 million, net of tax, write down of Energy upon its classification as discontinued operations upon entry into negotiations to sell the assets of the division to a third party. Additionally, Layne acquired the remaining 50% of Diberil Sociedad Anónima (Diberil”), which had previously been accounted for as an equity investment. In accordance with accounting guidance in moving Diberil to a fully consolidated basis, Layne remeasured the previously held equity investment to fair value and recognized a loss of $7.7 million during the period.

The fourth quarter of FY2013 was impacted by the decrease in global prices of precious metals, which drove a significant decrease in demand for services offered by Mineral Services. Additionally, revenues generated by Heavy Civil decreased as focus was shifted to pursue higher margin opportunities. Higher than anticipated costs on legacy projects and the inability to cover administrative overhead costs with the lower activity levels during the fourth quarter resulted in a decrease in operating results. A non-cash impairment charge of $8.4 million was also recorded during the period on long lived assets.

   (20) Subsequent Events

As of January 31, 2014, Layne maintained a bank account in the country of Mauritania with a recorded balance of approximately $1.6 million. Subsequent to year end, the country’s taxing authorities issued a tax assessment primarily related to income taxes for approximately $1.4 million. The Company and its advisors engaged in a process to obtain relief from the assessment, including making a payment of approximately $0.2 million and a proposal to remit additional funds over the course of the following two years while the Company continued its efforts to contest certain aspects of the assessment. The taxing authorities instead seized the funds remaining in the Company’s bank account totaling approximately $1.2 million in satisfaction of the assessed taxes. At January 31, 2014, Layne accrued for this amount in current liabilities.

As discussed in Note 7 to the Consolidated Financial Statements, on April 15, 2014, Layne entered into a new five-year $135.0 million senior secured ABL facility, of which up to an aggregate principal amount of $75.0 million will be available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings. The ABL facility will bear interest at a rate of LIBOR plus 2.75 – 3.25%, depending on average utilization, determined quarterly. Layne has the ability to request a further increase in the borrowing capacity of an additional $65.0 million. The initial borrowing base was calculated at approximately $131.0 million. From this amount, $39.0 million was initially borrowed to pay fees of $4.0 million in conjunction with the transaction, cash collateralization of $32.6 million of existing outstanding letters of credit and to pay down the outstanding balance on the existing Credit Agreement of $1.5 million, with the remainder for initial working capital needs. In conjunction with entering into this agreement, Layne terminated its prior $150.0 million Credit Agreement.

Supplemental Information on Oil and Gas Producing Activities (Unaudited)

As further discussed in Note 15 to the Consolidated Financial Statements, during FY2013, Layne completed the sale of substantially all of the assets of its Energy division. At January 31, 2014 and 2013, Layne had no oil and gas producing activities. Accordingly, the information presented below only includes information of its operations through the completion of the sale on October 1, 2012. Layne’s oil and gas activities were primarily conducted in the U.S.

Results of Operations for Oil and Gas Producing Activities

Results of operations relating to oil and gas producing activities are set forth in the following tables for the years ended January 31, 2013 and 2012, on a dollar and per Mcf basis and include only revenues and operating costs directly attributable to oil and gas producing activities. General corporate overhead, interest costs, transportation of third party gas and other non-oil and gas producing activities are excluded. The income tax expense is calculated by applying statutory tax rates to the revenues after deducting costs, which include depletion allowances.

	Years Ended January 31,
(in thousands)	2013	2012
Revenues	$7,420	$17,702
Production taxes	(118)	(505)
Lease operating expenses	(4,282)	(5,987)
Depletion	(2,946)	(4,131)
Depreciation and amortization	(1,522)	(2,955)
Administrative expenses	(1,889)	(2,308)
Impairment of goodwill	-	(950)
Impairment of oil and gas properties	-	-
Income tax (expense) benefit	1,302	(344)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$(2,035)	$522

	Years Ended January 31,
(Per Mcf)	2013	2012
Revenues	$2.47	$3.82
Production taxes	(0.04)	(0.11)
Lease operating expenses	(1.42)	(1.29)
Depletion	(0.98)	(0.89)
Depreciation and amortization	(0.51)	(0.64)
Administrative expenses	(0.63)	(0.50)
Impairment of goodwill	-	(0.21)
Income tax (expense) benefit	0.43	(0.07)

Results of operations from producing activities (excluding corporate overhead and interest costs)	$(0.68)	$0.11

Proved Oil and Gas Reserve Quantities

Proved oil and gas reserve quantities as of January 31, 2012, are based on estimates prepared in accordance with requirements of the SEC. All of Layne’s reserves were located within the U. S.

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

As of January 31, 2012, Layne had total proved reserves of 22,465 MMcf, including proved developed reserves of 19,294 MMcf and proved undeveloped reserves of 3,171 MMcf. The proved developed reserves included 398 MMcfe gas equivalents of oil.

Estimated quantities of total proved oil and gas reserves were as follows:

Proved Developed and Undeveloped Reserves (MMcf)	Year Ended January 31, 2013
Balance, beginning of year	22,465
Purchases of reserves in place	-
Revision of previous estimates	-
Extensions, discoveries and other additions	-
Production	(3,009)
Sale of reserves	(19,456)

Balance, end of year	-

Proved Developed Reserves:
Beginning of year	19,294
End of year	-
Proved Undeveloped Reserves:
Beginning of year	3,171
End of year	-

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserve Quantities

The price used in determining future cash inflows for purposes of the standardized measure of discounted future net cash flows is the unweighted arithmetic average of the first-day-of-the-month spot price for each month within the 12-month period to the end of the reporting period. The future cash inflows also incorporate the effect of contractual arrangements such as fixed-price physical delivery, forward sales contracts. The price used in the determinations at January 31, 2012, was $3.82 per Mcf. Future production and development costs represent the estimated future expenditures to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expense was computed by applying statutory rates to pre-tax cash flows relating to the estimated proved reserves and the difference between book and tax basis of proved properties.

This information does not purport to present the fair market value of the oil and gas assets, but does present a standardized disclosure concerning possible future net cash flows that would result under the assumptions used. The following table sets forth unaudited information concerning future net cash flows for oil and gas reserves, net of income tax expense:

The principal sources of change in the standardized measure of discounted future net cash flows were:

	Years Ended January 31,
(in thousands)	2013	2012
Balance, beginning of year	$23,842	$25,888
Sales of oil and gas produced, net of production costs	(3,020)	(11,210)
Net changes in prices, net of future production costs	-	(1,819)
Net changes in estimated future development costs	-	-
Extensions and discoveries, less related costs	-	3,346
Purchase of reserves in place	-	-
Net change due to revisions in quantity estimates	-	4,431
Accretion of discount	3,133	2,531
Net changes in timing and other	-	2,691
Net change in income taxes	7,486	(2,016)
Previously estimated development costs incurred	-	-
Sale of reserves	(31,441)	-
Aggregate change in standardized measure of discounted future net cash flows for the year	(23,842)	(2,046)

Balance, end of year	$-	$23,842

 Layne Christensen Company and Subsidiaries

      Schedule II: Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Allowance for customer receivables:
Fiscal year ended January 31, 2012	$8,628	$391	$-	$(878)	$8,141
Fiscal year ended January 31, 2013	8,141	2,374	-	(2,688)	7,827
Fiscal year ended January 31, 2014	7,827	1,443	-	(836)	8,434

Valuation allowance for deferred tax asset:
Fiscal year ended January 31, 2012	$5,865	$5,219	$-	$-	$11,084
Fiscal year ended January 31, 2013	11,084	16	-	(1,746)	9,354
Fiscal year ended January 31, 2014	9,354	54,380	12,683	(961)	75,456

Allowance for inventory:
Fiscal year ended January 31, 2012	$3,640	$436	$-	$(1,484)	$2,592
Fiscal year ended January 31, 2013	2,592	767	-	(294)	3,065
Fiscal year ended January 31, 2014	3,065	1,027	-	(1,680)	2,412

 Item 9. Changes in and Disagreements with

      Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2014, conducted under the supervision and with the participation of Layne’s management, including the Principal Executive Officer and the Principal Financial Officer, Layne concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Layne in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Layne’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of Layne Christensen Company and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial Officer, Layne conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, although not eliminate, this risk. Layne’s internal control over financial reporting includes such safeguards. Projections of an evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the controls may become inadequate because of conditions, or because the degree of compliance with Layne’s policies and procedures may deteriorate.

Based on the evaluation under the COSO Framework, management concluded that Layne’s internal control over financial reporting is effective as of January 31, 2014. Layne’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of Layne’s internal control over financial reporting as of January 31, 2014. The report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in Layne’s internal control over financial reporting during the three months ended January 31, 2014, that have materially affected, or are reasonably likely to materially affect, Layne’s internal control over financial reporting.

 Item 9B. Other Information

None.

  Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Layne Christensen Company

The Woodlands, Texas

We have audited the internal control over financial reporting of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2014 of the Company and our report dated May 1, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

May 1, 2014

PART III

   Item 10. Directors, Executive Officers and Corporate Governance

Layne’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2014, will contain, (i) under the caption “Election of Directors,” certain information relating to Layne’s directors and its Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) under the caption “Other Corporate Governance matters,” certain information relating to Layne’s Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Executive officers of Layne are appointed by the Board of Directors or the President for such terms as shall be determined from time to time by the Board or the President, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal.

Set forth below are the name, age and position of each executive officer of Layne.

Name	Age	Position
Rene J. Robichaud	55	President, Chief Executive Officer and Director
James R. Easter	57	Senior Vice President and Chief Financial Officer
Steven F. Crooke	57	Senior Vice President, General Counsel and Secretary
David D. Singleton	54	Senior Vice President Operations, US
Gernot E. Penzhorn	43	Senior Vice President Operations, International
Martha R. Vance	44	Vice President and Chief Accounting Officer
Ronald Thalacker	52	Division President - Water Resources
Larry D. Purlee	66	Division President - Inliner
Mark J. Accetturo	60	Division President - Heavy Civil
Mauro Chinchelli	67	Division President - Geoconstruction
Kevin P. Maher	54	Division President - Mineral Services
Kent Wartick	51	Division President - Energy Services

The business experience of each of the executive officers of Layne is as follows:

Rene J. Robichaud has served as Chief Executive Officer since February 1, 2012, and President since September 6, 2011. Mr. Robichaud has also served as a board member since 2009. Prior to coming to Layne, Mr. Robichaud served as a consultant to various corporate clients, since 2008. Mr. Robichaud served as president and chief executive officer of NS Group, Inc., a publicly-traded manufacturer of oil country tubular goods and line pipe, from February of 2000 until the company’s sale in December of 2006. Prior to that, Mr. Robichaud served as president and chief operating officer of NS Group, Inc. from June of 1999 to February of 2000. From 1997 to 1998, Mr. Robichaud served as a managing director and co-head of the Global Metals & Mining Group for Salomon Smith Barney. Mr. Robichaud also served as a director of The Midland Company from 2006 to 2008.

James R. Easter has served as Senior Vice President and Chief Financial Officer since May 6, 2013. Prior to joining Layne, Mr. Easter was Chief Financial Officer of SEH Offshore Ventures, LLC. In February 2011, Seahawk Drilling announced that substantially all of its assets would be sold to Hercules Offshore, Inc., such sale being implemented through a Chapter 11 bankruptcy filing, citing heavy losses due to the slow issuance of shallow water drilling permits following the April 2010 oil spill in the Gulf of Mexico and other factors. Mr. Easter worked for Seahawk Drilling Incorporated, first as its Chief Financial Officer and then as President and Chief Executive Officer. From October 2008 to May 2010, Mr. Easter was engaged in personal investing.

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

David D. Singleton has served as Senior Vice President Operations–US since January 1, 2013. Previously, he served as the President of Water Resources of Layne since May of 2010 and was responsible for Layne’s groundwater supply, well and pump rehabilitation, specialty drilling services and water treatment equipment. Mr. Singleton also served as Vice President of Water Resources of Layne from October of 2004 to May of 2010. Mr. Singleton has over 29 years of experience in various areas of Layne’s operations.

Gernot E. Penzhorn has served as Senior Vice President Operations–International since January 1, 2013. Previously, he served as the President of Mineral Services of Layne since August 31, 2011. Mr. Penzhorn began his career with Mineral Services in 2007. Prior to joining Layne, Mr. Penzhorn served as International Operations Director for Boart Longyear. Mr. Penzhorn was with Boart Longyear from 2001-2007.

Martha R. Vance became Vice President, Chief Accounting Officer on July 8, 2013. Ms. Vance came to Layne from Direct Energy where she was Controller from February 2013 to July 2013. She was Controller at Prospector Offshore Drilling S.A. from February 2012 to February 2013. From January 2010 through October 2011, Ms. Vance was initially the Director of Corporate Accounting, and then Vice President of Reporting at Seahawk Drilling, Inc. In February 2011, Seahawk Drilling announced that substantially all of its assets would be sold to Hercules Offshore, Inc., such sale being implemented through a Chapter 11 bankruptcy filing, citing heavy losses due to the slow issuance of shallow water drilling permits following the April 2010 oil spill in the Gulf of Mexico and other factors. From May 2008 through January 2010, Ms. Vance was Vice President and Controller at Fulcrum PowerServices. Ms. Vance is a CPA.

Ronald Thalacker has served as the President of Water Resources of Layne since January 1, 2013 and is responsible for Layne’s groundwater supply, well and pump rehabilitation, specialty drilling services and water treatment equipment. Mr. Thalacker has been in Water Resources since 2008 as General Manager of Specialty Drilling. In addition to an M.B.A., Mr. Thalacker has 27 years of experience in large and diverse drilling and water supply projects.

Larry D. Purlee became the President of the Inliner division, a wholly-owned subsidiary of Layne which provides wastewater pipeline and structure rehabilitation services, on February 1, 2010. Mr. Purlee served as Executive Vice President of Reynolds Inliner, LLC from the early 1990s until February 1, 2010. Mr. Purlee has over 40 years of experience in the wastewater pipeline rehabilitation industry.

Mark J. Accetturo became the President of Heavy Civil, a wholly-owned subsidiary of Layne which provides products and services to the water and wastewater industries, on February 1, 2010. Mr. Accetturo served as Executive Vice President of Operations of Heavy Civil from 1989 until February 1, 2010. Mr. Accetturo has over 40 years of experience in the water and wastewater industry.

Mauro Chinchelli has served as the President of Geoconstruction of Layne since August 2013. Mr. Chinchelli joined Layne in 2000 and became Executive Vice President of Geoconstruction in 2011 and was responsible for the Italian and Brazilian operations. Mr. Chinchelli has over 40 years of experience in the field of geoconstruction, including two patents and several publications in his name.

Kevin P. Maher has served as the President of Mineral Services of Layne since January 1, 2013. Prior to joining the company, Mr. Maher ran his family business, which was acquired and successfully integrated into Boart Longyear. At Boart Longyear, Mr. Maher was the Eastern Regional Manager for Environment & Infrastructure. Most recently, he was Manager of Reverse Circulation & Mine Support Drilling Operations at Major Drilling America. Mr. Maher is an experienced executive with over 25 years of experience in the drilling industry.

Kent Wartick became the President of Energy Services since November 2012. Mr. Wartick has been with Layne since 1985. Over his 28 years of experience he has served as Sales Engineer, District Manager, General Manager and a Regional General Manager. He has extensive drilling, pump and construction industry experience.

 Item 11. Executive Compensation

Layne’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2014, will contain, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

 Item 12. Security Ownership of Certain Beneficial Owners and Management and Related

        Stockholder Matters

Layne’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2014, will contain, under the captions “Ownership of Layne Christensen Common Stock” and “Equity Compensation Plan Information” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

 Item 13. Certain Relationships, Related Transactions and Director Independence

Layne’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2014, will contain, under the captions “Other Corporate Governance Matters,” and “Transactions with Management/Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

 Item 14. Principal Accountant Fees and Services

Layne’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 6, 2014, will contain, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

 Item 15. Exhibits, Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements:

The financial statements are listed in the index for Item 8 of this Form 10-K.

2.	Financial Statement Schedule:

The applicable financial statement schedule is listed in the index for Item 8 of this Form 10-K.

3.	Exhibits:

The exhibits filed with or incorporated by reference in this report are listed below:

Exhibit Number	Description

3.1	Corrected Certificate of Restated Certificate of Incorporation of Layne (filed as Exhibit 3.1 with the Layne’s Registration Statement on Form S-1 which was filed on September 20, 2007 (File No. 333-146184), and incorporated herein by this reference)

3.2	Amended and Restated Bylaws of Layne (effective as of April 15, 2014) (filed as Exhibit 3.1 to Layne’s Form 8-K filed April 16, 2014, and incorporated herein by this reference)

4.2	Specimen Common Stock Certificate (filed with Amendment No. 3 to Layne’s Registration Statement on Form S-1 (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference)

4.3	Credit Agreement, dated as April 15, 2014, among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association (“PNC Bank”), as Administrative Agent, Jeffries Finance, LLC, as Syndication Agent, Lead Arranger and Book Running Manager, PNC Bank and Wells Fargo Bank, N.A., as Co-Collateral Agents, and PNC Bank, as Swingline Lender and Issuing Bank.

4.4	Indenture relating to 4.25% Convertible Senior Notes due 2018, dated as of November 12, 2013, between Layne Christensen Company and U.S. Bank National Association, including the form of Global Note attached as Exhibit A thereto (filed as Exhibit 4.1 to Layne’s Form 8-K filed on November 12, 2013, and incorporated herein by reference)

*10.1	Form of Incentive Stock Option Agreement between Layne and Management of Layne (filed with Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference)

*10.2	Form of Incentive Stock Option Agreement between Layne and Management of Layne effective February 1, 1998 (filed with Layne’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10 and incorporated herein by reference)

*10.3	Form of Incentive Stock Option Agreement between Layne and Management of Layne effective April 20, 1999 (filed with Layne’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference)

*10.4	Form of Non-Qualified Stock Option Agreement between Layne and Management of Layne effective as of April 20, 1999 (filed with Layne’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference)

*10.5	Layne Christensen Company 2006 Equity Incentive Plan (as amended and restated) (filed as Appendix A to Layne’s Definitive Proxy Statement filed with the SEC on May 11, 2012, and incorporated herein by this reference)

*10.6	Form of Incentive Stock Option Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(e) to the Company’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by this reference)

*10.7	Form of Nonqualified Stock Option Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(20) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.8	Form of Nonqualified Stock Option Agreement between Layne and non-employee directors of Layne for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(21) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.9	Form of Restricted Stock Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan, as amended effective January 23, 2008 (incorporated by reference to Exhibit 10(22) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.10	Form of Restricted Stock Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (with performance vesting) (incorporated by reference to Exhibit 10(1) to Layne’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009, filed on June 3, 2009)

*10.11	Form of Restricted Stock Agreement between Layne and non-employee directors of Layne for use with Layne’s 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(23) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.12	Severance Agreement, dated March 13, 2008, by and between Steven F. Crooke and Layne Christensen Company (incorporated by reference to Exhibit 10.3 to Layne’s Current Report on Form 8-K filed March 19, 2008)

*10.13	Severance Agreement, dated March 13, 2008, by and between Jeffrey J. Reynolds and Layne Christensen Company (incorporated by reference to Exhibit 10.5 to Layne’s Current Report on Form 8-K filed March 19, 2008)

*10.14	Severance Agreement dated March 13, 2008, by and between Jerry Fanska and Layne Christensen Company (incorporated by reference to Exhibit 10.5 to Layne’s Current Report on Form 8-K filed March 19, 2008)

*10.15	Summary of 2014 Salaries of Named Executive Officers and Compensation of Directors

*10.16	Layne Christensen Company Deferred Compensation Plan for Directors (Amended and Restated, effective as of January 1, 2009) (incorporated by reference to Exhibit 10(37) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.17	Layne Christensen Company Key Management Deferred Compensation Plan (amended and restated, effective as of January 1, 2008) (incorporated by reference to Exhibit 10(38) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009)

*10.18	Offer Letter, dated July 29, 2011, between Layne Christensen Company and Rene J. Robichaud (incorporated by reference to Exhibit 10.1 to Layne’s Current Report on Form 8-K filed August 1, 2011)

*10.19	Severance Agreement, dated July 29, 2011, by and between Rene J. Robichaud and Layne Christensen Company (incorporated by reference to Exhibit 10.2 to Layne’s Current Report on Form 8-K filed August 1, 2011)

*10.20	Restricted Stock Agreement, dated July 29, 2011, by and between Rene J. Robichaud and Layne Christensen Company (incorporated by reference to Exhibit 10.3 to Layne’s Current Report on Form 8-K filed August 1, 2011)

*10.21	Amendment to Offer Letter, dated July 29, 2012, between Layne Christensen Company and Rene J. Robichaud (incorporated by reference to Exhibit 10.32 to Layne’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012, filed on December 11, 2012)

*10.22	Layne Christensen Company Executive Short-Term Incentive Plan (effective as of April 15, 2014)

*10.23	Layne Christensen Company Long-Term Incentive Plan (effective as of April 15, 2014)

*10.24	Form of Restricted Stock Unit Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (filed as Exhibit 10.2 to Layne’s Current Report on Form 8-K filed April 4, 2013, and incorporated herein by reference)

*10.25	Form of Performance Shares Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, and incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Deloitte Auditores y Consultores Limitada

23.3	Consent of Deloitte, Inc.

31.1	Section 302 Certification of Principal Executive Officer of Layne

31.2	Section 302 Certification of Principal Financial Officer of Layne

32.1	Section 906 Certification of Principal Executive Officer of Layne

32.2	Section 906 Certification of Principal Financial Officer of Layne

95	Mine Safety Disclosures

99.1	Financial statements of equity affiliate Geotec Boyles Bros., S.A

99.2	Financial statements of equity affiliate Boyles Bros. Servicios Tecnicos Geologicos, S.A

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

Dated May 1, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/Rene J. Robichaud	May 1, 2014
Rene J. Robichaud
President, Chief Executive Officer and Director (Principal Executive Officer)

/s/James R. Easter	May 1, 2014
James R. Easter
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

/s/Martha R. Vance	May 1, 2014
Martha R. Vance
Vice President, Chief Accounting Officer
(Principal Accounting Officer)

/s/David A. B. Brown	May 1, 2014
David A. B. Brown
Director

/s/J. Samuel Butler	May 1, 2014
J. Samuel Butler
Director

/s/Robert Gilmore	May 1, 2014
Robert Gilmore
Director

/s/Anthony B. Helfet	May 1, 2014
Anthony B. Helfet
Director

/s/John T. Nesser III	May 1, 2014
John T. Nesser III
Director

/s/Nelson Obus	May 1, 2014
Nelson Obus
Director