Form 10-Q
period 2014-04-30
LAYNE CHRISTENSEN CO
filed 2014-06-16
CIK 888504

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

(Registrant’s telephone number, including area code) (281) 475-2600

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

There were 19,831,634 shares of common stock, $.01 par value per share, outstanding on May 30, 2014.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	April 30, 2014	January 31, 2014
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,222	$35,013
Customer receivables, less allowance of $9,409 and $8,434, respectively	104,702	96,717
Costs and estimated earnings in excess of billings on uncompleted contracts	98,217	90,161
Inventories	49,932	46,652
Deferred income taxes	3,437	4,168
Income taxes receivable	9,067	9,068
Restricted deposits-current	28,278	2,881
Cash surrender value of life insurance policies	10,461	10,651
Other	20,856	21,546

Total current assets	346,172	316,857

Property and equipment:
Land	16,656	16,497
Buildings	39,126	39,643
Machinery and equipment	510,419	521,669

	566,201	577,809
Less - Accumulated depreciation	(344,291)	(349,237)

Net property and equipment	221,910	228,572

Other assets:
Investment in affiliates	66,247	67,293
Goodwill	8,915	8,915
Other intangible assets, net	4,753	5,150
Restricted deposits-long term	11,897	4,964
Deferred income taxes	1,002	612
Deferred financing fees, net	7,917	5,313
Other	11,351	8,942

Total other assets	112,082	101,189

Total assets	$680,164	$646,618

See Notes to Condensed Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

(in thousands, except per share data)	April 30, 2014	January 31, 2014
	(unaudited)	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$75,225	$69,324
Current maturities of long term debt	15,067	14,322
Accrued compensation	22,827	19,366
Accrued insurance expense	12,828	10,710
Accrued FCPA liability	10,352	10,352
Other accrued expenses	34,104	29,351
Acquisition escrow obligation-current	2,415	2,858
Income taxes payable	10,775	7,989
Billings in excess of costs and estimated earnings on uncompleted contracts	33,080	31,255

Total current liabilities	216,673	195,527

Noncurrent liabilities:
Convertible notes, net	107,573	106,782
Long-term debt	40,346	1,522
Accrued insurance expense	14,665	16,883
Deferred income taxes	9,975	10,945
Other	24,999	24,256

Total noncurrent liabilities	197,558	160,388

Contingencies (Note 11)
Equity:
Common stock, par value $.01 per share, 30,000 shares authorized, 19,904 and 19,915 shares issued and outstanding, respectively	199	199
Capital in excess of par value	367,993	367,461
Accumulated deficit	(89,383)	(61,656)
Accumulated other comprehensive loss	(13,851)	(16,540)

Total Layne Christensen Company equity	264,958	289,464
Noncontrolling interests	975	1,239

Total equity	265,933	290,703

Total liabilities and equity	$680,164	$646,618

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended April 30,
	(unaudited)
(in thousands, except per share data)	2014	2013
Revenues	$191,240	$226,446
Cost of revenues (exclusive of depreciation and amortization, shown below)	(162,151)	(189,555)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(34,856)	(41,944)
Depreciation and amortization	(13,923)	(15,263)
Losses from affiliates	(66)	(481)
Interest expense	(4,890)	(1,298)
Other income, net	116	3,751

Loss from continuing operations before income taxes	(24,530)	(18,344)
Income tax expense	(2,221)	(5,783)

Net loss from continuing operations	(26,751)	(24,127)
Net income from discontinued operations	—	417

Net loss	(26,751)	(23,710)
Net income attributable to noncontrolling interests	(976)	(69)

Net loss attributable to Layne Christensen Company	$(27,727)	$(23,779)

(Loss) income per share information attributable to Layne Christensen Company shareholders:
Basic loss per share - continuing operations	$(1.41)	$(1.24)
Basic income per share - discontinued operations	—	0.02

Basic loss per share	$(1.41)	$(1.22)

Diluted loss per share - continuing operations	$(1.41)	$(1.24)
Diluted income per share - discontinued operations	—	0.02

Diluted loss per share	$(1.41)	$(1.22)

Weighted average shares outstanding - basic	19,624	19,543
Dilutive stock options and nonvested shares	—	—

Weighted average shares outstanding - dilutive	19,624	19,543

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended April 30,
	(unaudited)
(in thousands)	2014	2013
Net loss	$(26,751)	$(23,710)

Other comprehensive income:
Foreign currency translation adjustments (net of tax of $0, $285, respectively)	2,689	261

Other comprehensive income	2,689	261

Comprehensive loss	(24,062)	(23,449)
Comprehensive income attributable to noncontrolling interests (all attributable to net income)	(976)	(69)

Comprehensive loss attributable to Layne Christensen Company	$(25,038)	$(23,518)

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

	Common Stock		Capital In Excess of	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Layne	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Deficit)	(Loss) Income	Equity	Interest	Total
Balance February 1, 2013	19,818,376	$198	$352,048	$66,983	$(6,492)	$412,737	$2,334	$415,071
Net (loss) income	—	—	—	(23,779)	—	(23,779)	69	(23,710)
Other comprehensive income	—	—	—	—	261	261	—	261
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,600)	(1,600)
Issuance of nonvested shares	4,744	—	—	—	—	—	—	—
Issuance of stock upon exercise	8,939	—	(53)	—	—	(53)	—	(53)
Cancellation of stock options issued	(8,099)	—	—	—	—	—	—	—
Income tax deficiency on forfeiture of options	—	—	(13)	—	—	(13)	—	(13)
Share-based compensation	—	—	1,190	—	—	1,190	—	1,190

Balance April 30, 2013	19,823,960	$198	$353,172	$43,204	$(6,231)	$390,343	$803	$391,146

Balance February 1, 2014	19,914,976	$199	$367,461	$(61,656)	$(16,540)	$289,464	$1,239	$290,703
Net (loss) income	—	—	—	(27,727)	—	(27,727)	976	(26,751)
Other comprehensive income	—	—	—	—	2,689	2,689	—	2,689
Forfeiture of nonvested shares	(11,177)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,240)	(1,240)
Share-based compensation	—	—	532	—	—	532	—	532

Balance April 30, 2014	19,903,799	$199	$367,993	$(89,383)	$(13,851)	$264,958	$975	$265,933

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended April 30, (unaudited)
(in thousands)	2014	2013
Cash flow from operating activities:
Net loss	$(26,751)	$(23,710)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	13,923	15,318
Amortization of discount and deferred financing costs	2,123	—
Deferred income taxes	(474)	(660)
Share-based compensation	532	1,190
Equity in losses of affiliates	66	481
Dividends received from affiliates	978	2,612
Gain from disposal of property and equipment	(49)	(3,373)
Changes in current assets and liabilities:
(Increase) decrease in customer receivables	(8,141)	354
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(7,921)	2,517
(Increase) decrease in inventories	(2,790)	1,636
Decrease (increase) in other current assets	2,401	(1,401)
Increase in accounts payable and accrued expenses	14,742	12,493
Increase in billings in excess of costs and estimated earnings on uncompleted contracts	1,759	551
Other, net	(3,086)	2,792

Cash (used in) provided by operating activities	(12,688)	10,800

Cash flow from investing activities:
Additions to property and equipment	(3,357)	(9,137)
Proceeds from disposal of property and equipment	1,163	5,189
Proceeds from redemption of insurance contracts	—	3,565
Deposit of cash in restricted accounts	(32,847)	—
Release of cash from restricted accounts	443	—

Cash used in investing activities	(34,598)	(383)

Cash flow from financing activities:
Borrowing under revolving loan facilities	42,193	95,500
Repayments under revolving loan facilities	(4,374)	(106,000)
Net increase in notes payable	9	2,839
Payment of debt issuance costs	(3,935)	—
Principal payments under capital lease obligations	(48)	(392)
Distributions to noncontrolling interests	(1,240)	(1,600)

Cash provided by (used in) financing activities	32,605	(9,653)

Effects of exchange rate changes on cash	890	(829)

Net decrease in cash and cash equivalents	(13,791)	(65)
Cash and cash equivalents at beginning of period	35,013	27,242

Cash and cash equivalents at end of period	$21,222	$27,177

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Accounting Policies and Basis of Presentation

Description of Business – Layne Christensen Company and subsidiaries (together, “Layne”) is a global water management, construction and drilling company. Layne operates throughout North America as well as in parts of Africa, Australia, South America, and Italy. Its customers include government agencies, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and agribusinesses. Layne has an ownership interest in certain foreign affiliates operating in Latin America.

Fiscal Year – Layne’s fiscal year end is January 31. References to fiscal years are to the twelve months then ended.

Presentation – Layne’s unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2014 (“Annual Report”). Layne believes the unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. In the notes to unaudited condensed consolidated financial statements, all dollar and share amounts in tabulations are in millions of dollars and shares, respectively unless otherwise indicated.

Borrowings and payments under the revolving loan facilities were previously reported as net borrowings under revolving loan facilities and as net repayments under revolving loan facilities within the statement of cash flows, rather than as gross amounts as required by Accounting Standards Codification (“ASC”) Topic 230, “Statement of Cash Flows”. The presentation for the three months ended April 30, 2013 has been corrected in the accompanying condensed consolidated financial statements to present borrowing and payments under the revolving loan facilities on a gross basis, rather than a net basis, to conform to this requirement. The change in presentation had no effect on net cash provided by (used in) financing activities and does not affect Layne’s condensed consolidated balance sheets or condensed consolidated statements of operations. Accordingly, Layne’s historical net loss, loss per share, total assets and cash and cash equivalents remain unchanged.

Revenue Recognition – Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC 605-35 “Construction-Type and Production-Type Contracts”, using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability, including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it is estimated. Management focuses on evaluating the performance of contracts individually. In the ordinary course of business, but at least quarterly, Layne prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted estimates of revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Because Layne has many contracts in process at any given time, these changes in estimates can offset each other minimizing the impact on overall profitability. However, large changes in cost estimates on larger, more complex construction projects can have a material impact on Layne’s financial statements and are reflected in results of operations when they become known.

Layne records revenue on contracts relating to unapproved change orders and claims by including in revenue an amount less than or equal to the amount of the costs incurred by Layne to date for contract price adjustments that Layne seeks to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable. The amount of unapproved change orders and claims revenues are included in its consolidated balance sheets as part of costs and estimated earnings in excess of billings. When determining the likelihood of eventual recovery, Layne considers such factors as its experience on similar projects and our experience with the customer. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

As allowed by ASC 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses are determined.

Contracts for mineral exploration drilling services within Mineral Services are billable based on the quantity of drilling performed and revenues for these drilling contracts are recognized on the basis of actual footage or meterage drilled.

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

Inventories – Layne values inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of finished goods, supplies and raw materials. Finished goods of $3.9 million and $4.0 million, supplies of $42.9 million and $39.6 million and raw materials of $3.1 million and $3.1 million were included in inventories in the consolidated balance sheet as of April 30, 2014 and January 31, 2014, respectively.

Goodwill – In accordance with ASC 350-20, “Intangibles-Goodwill and Other”, Layne is required to test for the impairment of goodwill on at least an annual basis. Layne conducts this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Layne believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or its strategies change, it is possible that Layne’s conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position and results of operations.

Other Long-lived Assets – Long-lived assets, including amortizable intangible assets, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that are considered important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance of our assets;

•	significant changes in the use of the assets; and

•	significant negative industry or economic trends.

Layne believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.

Cash and Cash Equivalents – Layne considers investments with an original maturity of three months or less when purchased to be cash equivalents. Layne’s cash equivalents are subject to potential credit risk. Its cash management and investment policies restrict investments to investment grade, highly liquid securities.

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

Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at April 30, 2014 and January 31, 2014, because of the relatively short maturity of those instruments.

Litigation and Other Contingencies – Layne is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on its business, financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in Layne’s assumptions related to these proceedings. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in Layne’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Income (loss) Per Share – Income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For periods in which Layne recognizes net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. For periods in which Layne recognizes losses, the calculation of diluted loss per share is the same as the calculation of basic income (loss) per share. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. The Convertible Notes are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. Options to purchase 1.1 million and 1.5 million shares have been excluded from weighted average shares in the periods ending April 30, 2014 and 2013, respectively, as their effect was antidilutive. A total of 0.2 million and 0.3 million nonvested shares have been excluded from weighted average shares in the periods ended April 30, 2014 and 2013, respectively, as their effect was antidilutive.

Recent Authoritative Guidance – The Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-08 (ASU 2014-08), “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” in April 2014. This guidance will require additional disclosures regarding whether disposals should be treated as discontinued operations and in the reporting of continued involvement with the disposed operation or cash flows. The guidance also requires expanded disclosure of pre-tax income attributable to the disposal of a significant part of the reporting entity when the disposal does not qualify as a discontinued operation under the standard. This is effective for annual periods commencing on or after December 15, 2014. The adoption of ASU 2014-08 is not expected to have a material impact on the condensed consolidated financial statements.

On May 28, 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The guidance, which is effective for annual reporting periods beginning after December 15, 2016 defines the steps to recognize revenue for entities who have contracts with customers. At this point, Layne has not determined the effect of this new guidance.

Supplemental Cash Flow Information – The amounts paid for income taxes, interest and noncash investing activities were as follows:

	Three Months
	Ended April 30,
(in thousands)	2014	2013
Income taxes	$478	$1,762
Interest	532	732
Noncash investing activities:
Accrued capital additions	1,090	1,679

2. Goodwill and Other Intangible Assets

As of April 30, 2014 and January 31, 2014, Layne had $8.9 million of goodwill on the condensed consolidated balance sheets, respectively. The goodwill is all attributed to the Inliner reporting segment.

Other intangible assets consist of the following:

	April 30, 2014			January 31, 2014
			Weighted			Weighted
			Average			Average
	Gross		Amortization	Gross		Amortization
	Carrying	Accumulated	Period in	Carrying	Accumulated	Period in
(in thousands)	Amount	Amortization	Years	Amount	Amortization	Years
Amortizable intangible assets:
Tradenames	$6,260	$(3,329)	14	$6,260	$(3,215)	14
Patents	905	(514)	12	905	(503)	12
Software and licenses	2,747	(2,023)	3	2,747	(1,794)	3
Non-competition agreements	680	(397)	6	680	(368)	6
Other	966	(542)	22	966	(528)	22

Total intangible assets	$11,558	$(6,805)		$11,558	$(6,408)

Total amortization expense for other intangible assets was $0.4 million and $0.5 million for the three months ended April 30, 2014 and 2013, respectively.

3. Indebtedness

Debt outstanding as of April 30, 2014, and January 31, 2014, whose carrying value approximates fair value, was as follows:

	April 30,	January 31,
(in thousands)	2014	2014
Convertible notes	$107,573	$106,782
Asset-backed revolving credit facility	39,001	—
Capital lease obligations	2,974	3,187
Less amounts representing interest	(364)	(724)
Short-term notes payable	13,802	13,381

Total debt	162,986	122,626
Less notes payable and current maturities of long-term debt	(15,067)	(14,322)

Total long-term debt	$147,919	$108,304

As of April 30, 2014, debt outstanding will mature as follows:

			Capitalized
	Convertible	ABL	Lease	Notes
(in thousands)	Notes	Facility	Obligations	Payable	Total
2015	$—	$—	$1,405	$13,662	$15,067
2016	—	—	997	126	1,123
2017	—	—	190	11	201
2018	—	—	11	3	14
2019	107,573	39,001	7	—	146,581

Total	$107,573	$39,001	$2,610	$13,802	$162,986

Asset-backed Revolving Credit Facility

On April 15, 2014, Layne entered into a five-year $135.0 million (the “Maximum Credit”) senior secured asset-backed revolving credit facility (“ABL facility”), of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings. Availability under the ABL facility will be the lesser of (i) $135.0 million and (ii) the borrowing base. The borrowing base is generally defined as:

•	85% of book value of eligible accounts receivable (other than unbilled receivables), plus

•	60% of eligible unbilled receivables, plus

•	real property availability, plus

•	equipment availability, minus

•	supplemental reserve, minus

•	any additional reserves established from time to time by the co-collateral agents.

As of April 15, 2014, the initial borrowing base was approximately $131.0 million and $39.0 million was borrowed under the ABL facility. Of this amount, $32.6 million cash collateralized existing outstanding letters of credit that were issued under the existing revolving credit facility (“Credit Agreement”); $1.5 million was used to pay amounts owning under the existing Credit Agreement, $3.9 million was used to pay commissions and other expenses related to the ABL facility, with the remainder for working capital needs. Upon the closing of the ABL facility the Credit Agreement was terminated.

The borrowing base as of April 30, 2014 was $106.3 million.

The balance sheet classification of the borrowings under the revolving loan credit facility has been determined in accordance with ASC 470-10-45, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”. Accordingly, this obligation has been classified as a long-term liability in the accompanying balance sheet.

Layne has the right to request the lenders to further increase the Maximum Credit up to an additional $65.0 million if certain conditions are satisfied. Currently, there are no commitments from the lenders for any such increase.

Advances under the ABL facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or event of default. Future advances may be used for general corporate and working capital purposes, and to pay fees and expenses associated with the ABL facility.

Pursuant to the ABL facility agreement, the revolving loans will bear interest at either:

•	the alternate base rate plus the applicable margin. The alternate base rate is equal to the highest of (a) the base rate, (b) the sum of the Federal Funds Open rate plus 0.5%, and (c) the sum of the Daily LIBOR rate plus 1%, or

•	the LIBOR rate (as defined in the ABL facility agreement) for the interest period in effect for such borrowing plus the applicable margin.

Swingline loans will bear interest at the alternate base rate plus the applicable margin. In connection with letters of credit issued under the ABL facility, Layne will pay (i) a participation fee to the lenders equal to the applicable margin from time to time used to determine the interest rate on Eurodollar loans (as defined in the ABL facility agreement) on the average daily amount of such lender’s letter of credit exposure, as well as the issuing bank’s customary fees and charges. The applicable margin for each quarter varies based on the average undrawn availability under the ABL facility for the prior quarter.

The ABL facility contains various restrictions and covenants. In general, provided that Layne maintains a certain level of Excess Availability, Layne will not be restricted from incurring additional unsecured indebtedness or making investments, distributions, capital expenditures or acquisitions. “Excess Availability” is generally defined as the amount by which the Total Availability exceeds outstanding loans and letters of credit under the ABL facility. “Total Availability” is equal to Layne’s borrowing base under the ABL facility (up to the amount of the Maximum Credit).

In general, if Excess Availability is less than either:

•	$20.0 million, or

•	for a period of 5 consecutive business days, the greater of 17.5% of Total Availability and $25.0 million,

a “Covenant Compliance Period” (as defined in the ABL facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability and $25.0 million for a period of 30 consecutive days. Layne and its subsidiaries must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period.

The ABL facility also contains a subjective acceleration clause that can be triggered if the lenders determine that Layne has experienced a material adverse change. If triggered by the lenders, this clause would create an Event of Default which in turn would permit the lenders to accelerate repayment of outstanding obligations.

In general, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all of Layne’s funds received on a daily basis will be applied to reduce amounts owing under the ABL facility. Based on current projections Layne does not anticipate being in a Covenant Compliance Period during the next twelve months.

Beginning with May 2014, Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until the last to occur of:

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

Layne is currently in compliance and expects to be in compliance with the debt covenants associated with the ABL facility for the next twelve months.

4.25% Convertible Senior Notes due 2018

On November 5, 2013 Layne entered into a purchase agreement (the “Purchase Agreement”) with Jefferies LLC (the “Initial Purchaser”) relating to the sale by Layne of $110.0 million, with a $15.0 million overallotment, aggregate principal amount of 4.25% Convertible Notes due 2018 (the “Convertible Notes”), in a private placement to “qualified institutional buyers” in the U.S., as defined in Rule 144A under the Securities Act of 1933. The Purchase Agreement contained customary representations, warranties and covenants by Layne together with customary closing conditions. Under the terms of the Purchase Agreement, Layne agreed to indemnify the Initial Purchaser against certain liabilities. The offering of the Convertible Notes was completed on November 12, 2013 with the overallotment completed on December 5, 2013, in accordance with the terms of the Purchase Agreement. The proceeds net of the Initial Purchaser’s discount, commission and other offering expenses were used to pay down the then existing balance on the Credit Agreement as well as providing cash on hand.

        The Convertible Notes are senior, unsecured obligations of Layne. The Convertible Notes will be convertible, at the option of the holders, into consideration consisting of, at Layne’s election, cash, shares of Layne’s common stock, or a combination of cash and shares of Layne’s common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018. However, before May 15, 2018, the Convertible Notes will not be convertible except in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of Layne’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the consecutive five business day period immediately after any five consecutive trading day period (the five consecutive trading day period being referred to as the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a holder of the Convertible Notes in the manner required by the Indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Layne’s common stock and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; and (4) if Layne has called the Convertible Notes for redemption. Layne will be required to settle conversions in shares of Layne’s common stock, together with cash in lieu of any fractional shares, until it has obtained stockholder approval. As of April 30, 2014, the if-converted value did not exceed its principal amount.

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

Layne is currently in compliance and expects to be in compliance with the debt covenants associated with the Convertible Notes for the next twelve months.

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

The following table presents the carrying value of the Convertible Notes as of April 30, 2014 (in thousands):

Carrying amount of the equity conversion component	$11,128

Principal amount of the Convertible Notes	$125,000
Unamortized debt discount (1)	(17,427)

Net carrying amount	$107,573

(1)	As of April 30, 2014, the remaining period over which the unamortized debt discount will be amortized is 54 months using an effective interest rate of 9%.

Credit Agreement

Layne previously maintained a Credit Agreement which extended to March 25, 2016. During FY2014, the Credit Agreement was amended as it was unlikely Layne would be in compliance with its covenants for the quarters ended April 30, 2013, July 31, 2013 and October 31, 2013.

In November, 2013, the Convertible Notes offering, as discussed previously in this note to the condensed consolidated financial statements, generated net proceeds of approximately $105.4 million, which were used to pay all amounts then outstanding under on the Credit Agreement.

On April 15, 2014, Layne entered into an ABL facility as discussed previously in this note to the condensed consolidated financial statements. The balance owed on the Credit Agreement was $1.5 million as of April 15, 2014. Layne used a portion of the proceeds from the ABL facility to pay the outstanding balance on the Credit Agreement and to cash collateralize the existing outstanding letters of credit of $32.6 million issued under this Credit Agreement until such letters of credit can be transitioned to the ABL facility. The amounts used to cash collateralize the letters of credit are classified within restricted deposits on the condensed consolidated balance sheet. Of those amounts, $25.8 million is classified as short term and $6.8 million is classified as long term. On April 15, 2014, Layne terminated the Credit Agreement.

Remaining unamortized debt issuance costs of $1.1 million associated with the Credit Agreement were written off as of April 15, 2014, in conjunction with the termination of the agreement.

4. Other Income, Net

Other income, net consisted of the following for the three months ended April 30, 2014 and 2013:

	Three Months
	Ended April 30,
(in thousands)	2014	2013
Gains from disposal of property and equipment	$49	$3,373
Interest income	9	28
Currency exchange gain (loss)	135	(78)
Other	(77)	428

Total	$116	$3,751

During April 2013, Layne received insurance proceeds totaling $0.5 million as payment for equipment lost in a fire. These proceeds are included in gains from disposal of property and equipment.

5. Income Taxes

Income tax expense for continuing operations of $2.2 million was recorded for the three months ended April 30, 2014, compared to $5.8 million for the same period last year. During the three months ended April 30, 2014, no tax benefit was recorded on the domestic losses and certain foreign losses due to valuation allowances provided on the related deferred tax assets. During the three months ended April 30, 2013, Layne recorded a valuation allowance charge of $8.0 million against prior year foreign tax credit carryforwards. The effective tax rates from continuing operations for the three months ended April 30, 2014 and 2013 were (9.1)% and (31.5)%, respectively. The difference in the effective rate as compared to the statutory rate for the quarter ended April 30, 2014 was primarily due to additional valuation allowances recorded during the period on current year losses. The difference in the effective rate as compared to the statutory rate for the quarter ended April 30, 2013 was primarily due to the discrete period valuation allowance.

After valuation allowances, Layne maintains no domestic net deferred tax assets and $1.5 million of deferred tax assets from various foreign jurisdictions.

As of April 30 and January 31, 2014, the total amount of unrecognized tax benefits recorded, excluding interest and penalties, was $15.2 million and $15.4 million, respectively, of which substantially all would affect the effective tax rate, if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $4.3 million due to settlements of audit issues and expiration of statutes of limitation. Layne classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Layne reports income tax-related interest and penalties as a component of income tax expense. As of April 30 and January 31, 2014, the total amount of accrued income tax-related interest and penalties included in the balance sheet was $8.4 million and $8.5 million respectively.

6. Fair Value Measurements

Layne’s assessment of the significance of a particular input to the fair value of financial assets and liabilities in their entirety requires judgment and considers factors specific to each asset or liability. Layne’s financial instruments held at fair value are presented below as of April 30, 2014 and January 31, 2014:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
April 30, 2014
Financial Assets:
Current restricted deposits held at fair value	$28,278	$28,278	$—	$—
Cash surrender value of company-owned life insurance(1)	$10,461	$—	$10,461	$—
Long term restricted deposits held at fair value	$11,897	$11,897	$—	$—
Preferred units of SolmeteX, LLC	$500	$—	$—	$500
Financial Liabilities:
Convertible Notes (2)	$107,573	$—	$107,573	$—
January 31, 2014
Financial Assets:
Current restricted deposits held at fair value	$2,881	$2,881	$—	$—
Cash surrender value of company-owned life insurance(1)	$10,651	$—	$10,651	$—
Long term restricted deposits held at fair value	$4,964	$4,964	$—	$—
Preferred units of SolmeteX, LLC	$466	$—	$—	$466
Financial Liabilities
Convertible Notes (2)	$106,782	$—	$106,782	$—

(1)	The fair value of the cash surrender value of company-owned life insurance is based on quoted prices for similar assets in actively traded markets.
(2)	The fair value of the Convertible Notes is based upon observable inputs of Layne’s underlying stock price and the time value of the conversion option, since observable quoted prices of the 4.25% Convertible Notes are not readily available.

7. Stock and Stock Option Plans

Layne has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2014, there were 0.6 million shares which remain available to be granted under the plans as stock options. Layne has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.

Layne recognized $0.5 million and $1.2 million of compensation cost for these share-based plans during the three months ended April 30, 2014 and 2013, respectively. Of these amounts, $0.2 million and $0.4 million, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $0.2 million and $0.5 million for the three months ended April 30, 2014 and 2013, respectively.

A summary of nonvested share activity for the three months ended April 30, 2014, is as follows:

		Average
		Grant Date
	Number of	Fair Value	Intrinsic Value
	Shares	(per share)	(in thousands)
Nonvested stock at February 1, 2014	292,423	$23.42	$4,959
Granted	—
Vested	(4,744)	21.08
Forfeited	(11,177)	20.34

Nonvested stock at April 30, 2014	276,502	$23.59	$4,817

All options were granted at an exercise price equal to the fair market value of Layne’s common stock at the date of grant. There were no options granted for the three months ended April 30, 2014. Transactions for stock options for the three months ended April 30, 2014, were as follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
	Number of	Average	Term	Intrinsic Value
	Shares	Exercise Price	(Years)	(in thousands)
Outstanding at February 1, 2014	1,105,812	$24.22	5.7	$618
Granted	—	—
Forfeited	(22,237)	21.67

Outstanding at April 30, 2014	1,083,575	24.27	5.4	235

Exercisable at February 1, 2014	790,905	24.84	4.5	592
Exercisable at April 30, 2014	896,696	24.79	4.7	223

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

8. Investment in Affiliates

Layne’s investments in affiliates are carried at the fair value of the investment considered at the date acquired, plus its equity in undistributed earnings from that date. These affiliates are engaged in mineral exploration drilling, infrastructure construction and the manufacture and supply of drilling equipment, parts and supplies. A summary of directly owned affiliates, as well as their primary operating subsidiaries if applicable, and the percentages directly or indirectly owned by Layne are as follows as of April 30, 2014:

	Percentage	Percentage
	Owned	Owned
	Directly	Indirectly
Boyles Bros Servicios Tecnicos Geologicos S.A. (Panama)	50.00%
Boytec, S.A. (Panama)		50.00%
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)		50.00
Sondajes Colombia, S.A. (Colombia)		50.00
Mining Drilling Fluids (Panama)		25.00
Plantel Industrial S.A. (Chile)		50.00
Christensen Chile, S.A. (Chile)	50.00
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Centro Internacional de Formacion S.A. (Chile)		50.00
Geoestrella S.A. (Chile)		25.00
Diamantina Christensen Trading (Panama)	42.69
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boyles Bros., Diamantina, S.A. (Peru)	29.49

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on Layne’s investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months
	Ended April 30,
(in thousands)	2014	2013
Income statement data:
Revenues	$47,961	$68,480
Gross profit	6,580	9,406
Operating income	1,118	286
Net loss	(105)	(633)

9. Operating Segments

Layne is a global solutions provider to the world of essential natural resources – water, minerals and energy. Management defines the operational organizational structure into discrete divisions based on its primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets.

Layne’s segments are defined below.

Water Resources Division

Water Resources provides its customers with every aspect of water supply system development and technology, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. The division also brings new technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. Water Resources drills deep injection wells for industrial (primarily power) and municipal clients that need to dispose of wastewater associated with their processes. Water Resources provides water systems and services in most regions of the U.S.

Inliner Division

Inliner provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner® cured-in-pipe (“CIPP”) which allows it to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Construction of a new wetout facility has been completed and Inliner now has the ability to supply both traditional felt based CIPP lining tubes cured with water or steam as well as fiberglass based lining tubes cured with ultraviolet light. Inliner is somewhat unique in that the technology itself, the liner tube manufacturer and the largest installer of the Inliner CIPP technology are all housed within Layne’s family of companies. While Inliner focuses on its proprietary Inliner CIPP, it is committed to full system renewal. Inliner also provides a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

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

Geoconstruction Division

Geoconstruction provides specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets around the globe. Geoconstruction has the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, it offers extensive experience in successful completion of complex and schedule-driven major underground construction projects. Geoconstruction provides services that are focused primarily on the foundation systems for dams/levees, tunnels, shafts, utility systems, subways or transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems. Geoconstruction provides services in most regions of the U.S., as well as Brazil, Uruguay and Italy.

Mineral Services Division

Mineral Services conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. The service offerings include both exploratory (‘greenfield’) and definitional (‘brownfield’) drilling. Global mining companies hire Mineral Services to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if a minable mineral deposit exists on the site, the economic viability of mining the site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers water management expertise as well as soil stabilization expertise. The primary markets are in the western U.S., Mexico, Australia, South America and Africa. Layne also has ownership interests in foreign affiliates operating in Latin America that form the primary presence in this market.

Energy Services Division

Energy Services focuses its efforts to provide a closed loop water management solution to energy companies involved in hydraulic fracturing. The initial focus is in the water-stressed Permian Basin of West Texas, an oil provenance, where Energy Services is providing water sourcing, transfer and treatment for oil and gas producers. Layne’s expertise in water well drilling and water treatment, provides a sustainable and environmentally responsible solution for the water needs of energy companies operating in a part of the country which has significant water shortages and drought. Layne is able to transport water from the source to the well site (where hydraulic fracturing occurs), treat the produced water and then recapture and recycle the treated water for use in other hydraulic fracturing operations. The system is designed to have virtually no surface discharge of formation or produced and treated water. Energy Services provides services in most regions of the U.S.

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

	Three Months
	Ended April 30,
(in thousands)	2014	2013
Revenues
Water Resources	$43,126	$44,412
Inliner	33,483	30,280
Heavy Civil	49,418	73,840
Geoconstruction	32,595	21,587
Mineral Services	29,488	54,404
Energy Services	2,828	1,793
Other	3,943	4,933
Intersegment eliminations	(3,641)	(4,803)

Total revenues	$191,240	$226,446

Equity in losses of affiliates
Mineral Services	(66)	(481)

Total equity in losses of affiliates	$(66)	$(481)

(Loss) income from continuing operations before income taxes
Water Resources	$1,825	$(26)
Inliner	4,843	2,339
Heavy Civil	(8,580)	(1,493)
Geoconstruction	1,637	(5,408)
Mineral Services	(3,799)	1,138
Energy Services	(726)	(566)
Other	115	158
Unallocated corporate expenses	(14,955)	(13,188)
Interest expense	(4,890)	(1,298)

Total loss from continuing operations before income taxes	$(24,530)	$(18,344)

Product Line Revenue Information
Water systems	$44,429	$45,390
Water treatment technologies	3,799	12,627
Sewer rehabilitation	33,483	30,280
Water and wastewater plant construction	32,043	44,137
Pipeline construction	13,461	19,577
Soil stabilization	33,453	24,896
Environmental and specialty drilling	1,691	545
Exploration drilling	26,675	47,930
Energy Services	2,206	1,064

Total revenues	$191,240	$226,446

Geographic Information
Revenue
United States	$154,034	$171,394
Africa/Australia	5,292	13,359
South America	16,765	12,927
Mexico	10,614	19,578
Other foreign	4,535	9,188

Total revenues	$191,240	$226,446

10. Discontinued Operations

Layne authorized the sale of its SolmeteX operations during the first quarter of FY2014 as part of an analysis of whether businesses align with the One Layne strategy. As of April 30, 2013, Layne considered SolmeteX a discontinued operation and reflected it as such in the condensed consolidated financial statements. On July 31, 2013, Layne completed the sale of its SolmeteX operations to a third party. Pursuant to the sale agreement, Layne received $750,000 in preferred units of SolmeteX, LLC and received $10.6 million of cash on August 1, 2013. The preferred units have a 4% yield accruing daily, compounded quarterly on the unreturned capital and unpaid preferred yield. Layne valued the units at $0.4 million based on the redemption timeline and the stated yield. These preferred units were recorded at their valuation amount on the condensed consolidated balance sheet as part of Other Assets. During the second quarter of FY2014, the gain on the sale of the assets was $8.3 million and was included on the condensed consolidated statement of operations as income from discontinued operations.

The financial results of discontinued operations were as follows:

Three Months
Ended April 30,
(in thousands)	2013
Revenues	$1,862
Income before income taxes	684
Income tax expense	(267)
Net income from discontinued operations	417

11. Contingencies

Layne’s drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when Layne, as is frequently the case, conducts a project on a fixed-price, bundled basis where Layne delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, Layne is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its services and products. Litigation arising from any such occurrences may result in Layne being named as a defendant in lawsuits asserting large claims. Although it maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which Layne may be subject or that it will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which Layne is not fully insured could have a material adverse effect on Layne. In addition, Layne does not maintain political risk insurance with respect to its foreign operations.

As previously reported, in connection with updating its Foreign Corrupt Practices Act (“FCPA”) policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by Layne to agents and other third parties interacting with government officials in certain countries in Africa. The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. The internal investigation has found documents and information suggesting that improper payments, which may violate the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of Layne to agents and other third parties interacting with government officials in Africa relating to, among other things, the payment of taxes, the importing of equipment and the employment of expatriates. Layne has made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) regarding the results of the investigation and is cooperating with the DOJ and the SEC in connection with the review of the matter.

Layne is engaged in discussions with the DOJ and the SEC regarding the potential resolution of these matters. Layne believes that it is likely that any settlement will include both the payment of a monetary fine and the disgorgement of any improper benefits. Based on the results of Layne’s internal investigation and, an analysis of the resolution of recent and similar FCPA resolutions, Layne currently estimates a potential settlement range for resolving these matters (including the amount of a monetary penalty and the disgorgement of any improper benefits plus interest) of $10.4 million to $16.0 million. Layne has a reserve for the settlement of these matters in the amount of $10.4 million, representing its best estimate.

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

On April 17, 2013, an individual person filed a purported class action suit against three of Layne’s subsidiaries and two other companies supposedly on behalf of all lessors and royalty owners from 2004 to the present. The plantiff essentially alleges that Layne and two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas. The plantiff’s suit was initially filed in the District Court of Wilson County, Kansas. On July 3, 2013, the case was removed by a co-defendant to the U.S. District Court for the District of Kansas. The case is still in the early stages of the proceedings, but Layne believes it has meritorious legal position and will continue to represent and defend Layne’s interests vigorously in this matter.

Layne is involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of business. Layne believes that the ultimate disposition of these matters will not individually and in the aggregate, have a material adverse effect upon its business or consolidated financial position, results of operations or cash flows. However, it is possible, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the assumptions related to these proceedings. In accordance with GAAP, Layne records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the strategies change, it is possible that Layne’s estimate of its probable liability in these matters may change.

12. Subsequent Event

In response to challenging market conditions and continued losses of Layne, the Board of Directors approved a restructuring plan (“Plan”) during its meeting on June 12, 2014. Through implementation of the Plan, Layne expects it will realize $12.0 to $20.0 million in annualized cost savings. It is expected that approximately 25% of the annualized savings, or $3.0 to $5.0 million, can be realized during the balance of FY2015, mainly in the third and fourth quarters.

The cost savings generated from the implementation of the Plan will be derived from various areas within Layne, including; operational and functional reorganization and outsourcing or redesign of company processes.

The Plan is expected to be implemented during the remainder of FY2015.

Layne anticipates incurring pre-tax restructuring charges associated with implementation of the Plan of approximately $1.5 to $2.5 million, of which substantially all would result in cash expenditures. Approximately 75%, or $1.1 to $1.9 million, is expected to be comprised of one-time severance charges and other related expenses due to select reductions in the global workforce. The balance would result from charges associated with implementation of other areas contemplated by the Plan. Layne expects to recognize the charges associated with the Plan during the remainder of FY2015.

In addition to these efforts that have commenced during the second quarter of FY2015, Layne is undertaking a strategic review of its operations to evaluate alternatives for under-performing divisions, service lines or assets to improve its profitability or generate cash through sales of any such identified assets.

The timing and costs of the Plan may vary from Layne’s current estimates based on many factors. Layne may incur other material charges not currently anticipated due to events that could be beyond Layne’s control which occur as a result of, or associated with, the Plan and related activities and as such, actual results could differ from current estimates.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” or other words that convey the uncertainty of future events or outcomes. Please see Part II, Item 1A., Risk Factors, in this Form 10Q for an additional discussion. Many of the factors that will impact Layne’s risk factors are beyond its ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and Layne assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Item 1 thereto, as well as our consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 31, 2014 (“Annual Report”). As used herein, phrases such as “Layne”, “we”, “our” and “us” intend to refer to Layne Christensen Company when used.

Executive Summary

Layne Christensen is a global water management, construction and drilling company. Layne provides responsible solutions for water, mineral and energy challenges. This integrated approach allows Layne to offer more than individual services, it ensures streamlined communications, expedited timelines, and a constant focus on its overriding values of safety, sustainability, integrity and excellence.

Layne has responsible solutions for any water management challenge in every phase of water lifecycle—supply, treatment, delivery and maintenance. Specialized construction solutions provide for responsible water management in just about any industry or environment. Geotechnical capabilities allow Layne to improve soil conditions and support subterranean structures in underground projects. Layne’s team of specialists understands specific site characteristics to provide drilling solutions for water management, mineral services and specialty drilling needs.

Layne manages and reports its operations through six segments: Water Resources, Inliner, Heavy Civil, Geoconstruction, Mineral Services, and Energy Services. Layne’s operations are cyclical and subject to seasonality. Domestic drilling and construction activities and revenues tend to decrease in the winter months. Internationally, Mineral Services operations traditionally slow down during the Christmas and New Year’s holidays.

Revenues for the three months ended April 30, 2014, decreased $35.2 million, or 15.5%, to $191.2 million, compared to $226.4 million for the same period last year. Revenues decreased in Heavy Civil by $24.4 million, Mineral Services decreased by $24.9 million, Water Resources decreased by $1.3 million and Other decreased by $1.0 million during the first quarter of FY2015 compared to the first quarter of FY2014. Geoconstruction revenues increased by $11.0 million, Inliner revenues increased by $3.2 million, Energy Services increased by $1.0 million and Intersegment Eliminations increased by $1.2 million during the first quarter this fiscal year compared to last year at the same time. A further discussion by segment is presented below.

Cost of revenues decreased $27.4 million, or 14.5%, to $162.2 million, or 84.8% of revenues, for the three months ended April 30, 2014, compared to $189.6 million, or 83.7% of revenues, for the same period last year. Cost of revenues contains direct costs which decreased by $24.0 million to $140.8 million (73.6% of revenues) in FY2015 from $164.8 million (72.8% of revenues) and field expenses which decreased by $3.4 million to $21.3 million (11.2% of revenues) from $24.7 million (10.9% of revenues). The change in these expenses is generally related to the reduction in revenues this fiscal quarter over last fiscal quarter at this time.

Selling, general and administrative expenses decreased 16.9% to $34.9 million for the three months ended April 30, 2014, compared to $41.9 million for the same period last year. The decrease is due to a decrease in compensation expense of $3.5 million, a decrease in relocation costs of $2.5 million and a decrease in legal fees of $2.4 million, due to a reduction in outstanding legal matters, offset by a $1.3 million increase in consulting expenses due to consultants retained under the previous Credit Agreement and a $0.1 million increase in insurance expense.

Depreciation and amortization decreased 8.8 % to $13.9 million for the three months ended April 30, 2014, compared to $15.3 million for the same period last year, due a reduction in capital expenditures during FY2014 and during the first three months of FY2015.

Equity in losses of affiliates decreased 86.3 % to $(0.1) million for the three months ended April 30, 2014, compared to $(0.5) million for the same period last year. The global decline in mineral exploration by our customers, as further described below, continues to impact Layne’s Latin American affiliates.

Interest expense increased to $4.9 million for the three months ended April 30, 2014, compared to $1.3 million for the same period last year. Layne issued Convertible Notes during FY2014, executed an ABL facility during the first quarter of FY2015 and terminated its previous Credit Agreement, during the first quarter of FY2015. Included in interest expense is the write off of the unamortized debt issuance costs associated with the Credit Agreement of $1.1 million, the amortization of the deferred financing fees associated with the issuance of the Convertible Notes and the execution of the ABL facility.

Other income for the three months ended April 30, 2014 was $0.1 million compared to $3.8 million for the three months ended April 30, 2013. For the first quarter FY2014, other income consisted primarily of gains on sales of non-core assets in the amount of $3.4 million.

Income tax expense from continuing operations of $2.2 million was recorded in the three months ended April 30, 2014, compared to $5.8 million tax expense for the same period last year. Layne recorded a valuation allowance of $8.0 million against its foreign tax credits generated in prior years impacting income tax expense for the three months ended April 30, 2013. The effective tax rates for continuing operations for the three months ended April 30, 2014 and 2013, were (9.1)% and (31.5)%. The valuation allowance had a negative effect of 43.4% on the effective tax rate for the prior year quarter. The remaining difference in the effective tax rate as compared to the prior year was primarily due to no tax benefit being recorded on losses generated in the U.S. and certain foreign jurisdictions during the current quarter due to valuation allowances on the related deferred tax assets.

RECENT DEVELOPMENTS

The revenue in Mineral Services has continued to decline as compared to a year ago. As expected, the downturn has extended into FY2015. An improving economic outlook contributed to lower demand for gold in calendar year 2013 and 2014, resulting in generally lower prices. For the first quarter FY2015, Mineral Services revenues are $24.9 million lower than first quarter FY2014. During the first quarter of calendar year 2014, copper prices declined due to concerns about slowing growth rates in China and an outlook for higher near-term supplies. As gold and copper mining have traditionally accounted for approximately 80% of Mineral Services revenue, lower commodity pricing has resulted in lower revenues for this operating segment as mining companies adjust their expenditure levels. Mineral Services continues to be impacted by the global mining exploration slowdown, both in the mineral exploration markets served by Layne’s wholly-owned operations and Layne’s Latin American affiliates. In West Africa, due to an extended winter break and late start to mining operations this year, mining companies have decided in many cases to delay exploration until after the rainy season, which runs from June through October.

Continued cost overruns associated with the completion of certain of Heavy Civil hard-bid contracts, many of which originally began in FY2012, were complicated further by a more difficult than expected winter weather season, causing delays. Heavy Civil’s revenues decreased by $24.4 million compared to the first quarter last year.

Energy Services’ market penetration into the oil and gas market has been slower than initially expected, in part due to the lack of a complete product offering. This segment began FY2014 with only the capability to drill water supply wells. In mid-FY2014, water transfer capability was added and by the end of FY2014, water recycling capability was added. Layne anticipates Energy Services’ complete product offering to improve its market penetration and lead to reduced losses in FY2015. Growth is expected in the Permian Basin as long as oil prices remain at current levels. Management believes that many operators are planning additional investment in the near future in this part of West Texas.

Geoconstruction has announced and begun work on over $150.0 million of contracts in the U. S. and Uruguay. FY2015 is expected to be a year focused on execution on these contracts while, selectively bidding on additional projects. The operations in Brazil have been affected by the sharp downturn in the economy of that country. Brazil is currently preparing for the World Cup to begin in June 2014, but while it tries to complete the infrastructure projects, many sectors of the workforce in Brazil have gone on strike and there have been protests in many of the larger cities. Inflation in the country has decreased economic growth forecasts. Very few infrastructure projects have been awarded in the country. Management does not expect any additional infrastructure projects to become available in Brazil due to the upcoming Olympic Games under these current economic conditions, as previously anticipated.

To better react to these changes within the operating segments, Layne entered into a five year $135.0 million senior secured ABL facility on April 15, 2014, of which up to an aggregate principal amount of $75.0 million will be available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings. Upon execution of this agreement, Layne paid off the outstanding portion and subsequently terminated the previously existing Credit Agreement. Management believes this type of loan provides the flexibility and structure appropriate for the project-oriented nature of Layne’s business.

As discussed in Note 12 to the condensed consolidated financial statements, on June 12, 2014, the Board of Directors approved management’s restructuring plan to implement a series of short-term and long-term cost cutting actions in order to improve Layne’s liquidity and results of operations. These actions include workforce reductions, cost containment measures, working capital management, and a strategic review of under-performing assets and operations. These actions are expected to generate annual savings of $12.0 million to $20.0 million. Layne anticipates incurring pre-tax restructuring charges associated with the implementation of the restructuring plan of approximately $1.5 million to $2.5 million, of which substantially all would result in cash expenditures.

Operating Segment Review of Operations

Water Resources Division

	Three Months
	Ended April 30,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$43,126	$44,412	$(1,286)	(2.9)%
Income (loss) before income taxes	1,825	(26)	1,851	*

*	Not meaningful

Water Resources revenues decreased $1.3 million to $43.1 million for the three months ended April 30, 2014. Income (loss) before income taxes increased $1.9 million to $1.8 million (4.2% of revenues) in the first quarter FY2015.

The effects of Water Resources’ strategic consolidation of certain offices within the division is reflected in the increase in income (loss) before income taxes during the first quarter of FY2015 compared to FY2014, despite a relatively flat level of revenues during the same periods. Water Resources is actively monitoring and reducing its costs, where appropriate, as a response to reduced revenues. Through these efforts, it has reduced selling expenses by $1.7 million during first quarter FY2015 compared to first quarter FY2014. Included in this reduction of selling expenses is $0.8 million in reduced compensation expenses, $0.1 million in reduced bad debt expense and $0.1 million reduction in maintenance expenses.

Inliner Division

	Three Months
	Ended April 30,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$33,483	$30,280	$3,203	10.6%
Income before income taxes	4,843	2,339	2,504	107.1

Inliner revenues increased $3.2 million to $33.5 million for the three months ended April 30, 2014. Income before income taxes increased by $2.5 million to $4.8 million (14.5% of revenues) in the first three months of FY2015 compared to $2.3 million (7.7% of revenues) in the first three months of FY2014.

Inliner’s increase in revenues and the resultant increase in income before income taxes are due to the increase in work orders under existing contracts. Compensation expense also decreased by $0.7 million, due to a reduction in incentive compensation, comparing first quarter FY2015 to first quarter FY2014.

Heavy Civil Division

	Three Months
	Ended April 30,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$49,418	$73,840	$(24,422)	(33.1)%
Loss before income taxes	(8,580)	(1,493)	(7,087)	*

*	Not meaningful

Heavy Civil revenues decreased $24.4 million to $49.4 million for the three months ended April 30, 2014. Loss before income taxes increased by $7.1 million to $(8.6) million (-17.4% of revenues) in the first three months of FY2015 compared to $(1.5) million (-2.0% of revenues) in the first three months of FY2014.

Heavy Civil has certain ongoing projects that were affected by the severe weather conditions experienced in many parts of the U.S. During the first quarter of FY2015, projects which were already experiencing cost overruns were delayed even further due to heavy snowfall; beyond what was anticipated. Adverse weather conditions also caused an increase in expenses on projects as, once the weather subsided; work was restarted out of sequence in order to meet time constraints implicit within the contracts of those projects, thereby further reducing profitability.

Heavy Civil also has certain projects which are in the final stages of completion. These projects were complex and difficult in nature, extending over multiple years. These projects, which have been discussed in the Annual Report, are selected types of hard bid contracts, which Layne determined in FY2013 no longer fit within the strategic focus for this segment. These contracts, which are estimated to be complete during FY2015, incurred losses of $3.1 million during the first quarter of FY2015. Layne believes certain of these contracts have amounts for which it will be seeking additional payments from the owner. Management is currently quantifying these amounts, and as such, these amounts have not been included in the results of this division. Heavy Civil has made a strategic move away from these types of hard bid contracts and is actively working towards completing these projects in FY2015.

Geoconstruction Division

	Three Months
	Ended April 30,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$32,595	$21,587	$11,008	51.0%
Income (loss) before income taxes	1,637	(5,408)	7,045	*

*	Not meaningful

Geoconstruction revenues increased $11.0 million to $32.6 million in the first three months of FY2015 from $21.6 million during the first three months of FY2014. Income before income taxes increased $7.0 million to $1.6 million (5.0% of revenues) during the first quarter of FY2015 from $(5.4) million (-25.1% of revenues).

Geoconstruction executed approximately $150.0 million in contracts during the last quarter of FY2014 and the first quarter of FY2015. Work on most of these projects began in the first quarter of FY2015. Projects in the U.S. during first quarter FY2015 increased revenue in comparison to first quarter of FY2014 by $8.7 million as a result of the projects related to the Transbay Tower, the San Francisco subway station and the Hawaii sewer tunnel. Geoconstruction experienced an unexpected delay in the startup of some of these projects. While these projects are now underway, Geoconstruction may encounter additional delays, beyond its control which could adversely affect results. Projects in Uruguay increased revenues during the first quarter of FY2015 in comparison to first quarter of FY2014 by $4.0 million. This revenue increase quarter over quarter was partially offset by a decrease in revenue of $1.7 million for the operations in Italy. These newly executed contracts are in contrast to the project cancellations and delays which Geoconstruction experienced in the first quarter of FY2014.

Mineral Services Division

	Three Months
	Ended April 30,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$29,488	$54,404	$(24,916)	(45.8)%
(Loss) income before income taxes	(3,799)	1,138	(4,937)	*
Losses from affiliates, included in above earnings	(66)	(481)	415	*

*	Not meaningful

Mineral Services revenues decreased $24.9 million to $29.5 million in the first three months of FY2015. (Loss) income before income taxes decreased $5.0 million to $(3.8) million (13.0% of revenues) during the first quarter of FY2015 from $1.1 million (2.1% of revenues) during the first quarter of FY2014. During the first quarter of fiscal year 2015, portions of Africa experienced significant rainfall, hampering efforts in those countries. In response, the operations in Africa were reduced and offices were consolidated to meet the level of activity.

Equity in losses of affiliates decreased by $0.4 million, to near breakeven during the first quarter of FY2015.

        Global exploration spending in the mining industry has continued to decrease as was experienced in FY2014 in every geographic region. The cyclical mining industry is reacting to volatile commodity prices, as well as economic and political unrest. The industry overall is seeing reduced utilization rates and continued slow traction in new projects starting, thereby placing further downward pricing pressures throughout the industry. Mineral Services and Layne’s affiliates, who operate in Latin America are experiencing the decreases in revenues and have monitored and reduced costs as a result. Management believes this trend will continue throughout FY2015. Given that the assets within the segment are in good working order and geographically diversified, the division has the ability to deploy rapidly to new sites. Mineral Services has also been able to retain many of its skilled employees. Layne believes it will be able to react in an expedient manner when the market improves.

Energy Services Division

	Three Months
	Ended April 30,
(in thousands)	2014	2013	$ Change	% Change
Revenue	$2,828	$1,793	$1,035	57.7%
Loss before income taxes	(726)	(566)	(160)	*

Energy Services revenues increased $1.0 million to $2.8 million in the first three months of FY2015. Loss before income taxes increased $0.2 million to $(0.7) million (-25.7% of revenues) during the first quarter of FY2015 from $(0.6) million (-31.6% of revenues) during the first quarter of FY2014.

Energy Services has developed a more robust product offering with the roll out of its water recycling business in late FY2014. The segment is seeing some traction in marketing its capabilities as an end-to-end provider of water solutions within the energy industry as it has been successful on the projects executed in FY2014. This success has translated into obtaining extendable contracts with certain customers. The segment is actively managing its costs to better reflect its needs during this initial phase of its business.

Other

	Three Months
	Ended April 30,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$3,943	$4,933	$(990)	(20.1)%
Income before income taxes	115	158	(43)	(27.2)

Other revenues and income before income taxes are primarily from small specialty and purchasing operations. Although the majority of the revenues are eliminated between segments, the operations produce positive earnings from third party sales and purchasing discounts.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $15.0 million for the three months ended April 30, 2014, compared to $13.2 million for the same period last year. This increase in expenses for the first quarter of FY2015 is due to increased consulting expenses of $1.4 million, an increase in rent of $0.2 million, and an increase in temporary services of $0.4 million, partially offset by a decrease in compensation expenses of $0.2 million.

Backlog Analysis

Backlog represent the dollar amount of revenues Layne expects to recognize in the future from contracts that have been awarded as well as those that are currently in progress. Layne includes a project in backlog at such time as a contract is executed. Backlog amounts include anticipated revenues associated with the original contract amounts, executed change orders, and any claims that may be outstanding with customers. It does not include contracts that are in the bidding stage or have not been awarded. As a result Layne believes the backlog figures are firm, subject only to modifications, alterations or cancellation provisions contained in the various contracts. Historically, those provisions have not had a material effect on the condensed consolidated statements.

Layne’s backlog of uncompleted contracts at April 30, 2014 was approximately $559.7 million compared to $499.2 million at January 31, 2014. During the first quarter of FY2015, Layne executed various new awards across each of its business segments.

	Backlog at	New Business	Revenues Recognized	Backlog at	Backlog at
(in millions)	January 31, 2014	Awarded(1)	April 30, 2014	April 30, 2014	April 30, 2013
Water Resources	$59.8	$67.7	$43.1	$84.4	$55.5
Inliner	61.1	43.0	33.5	70.6	68.9
Heavy Civil	257.6	58.3	49.4	266.5	357.4
Geoconstruction	118	48.4	32.6	133.8	41.5
Mineral Services	2.7	31.2	29.5	4.4	9.1

Total	$499.2	$248.6	$188.1	$559.7	$532.4

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Of Layne’s current backlog amount of $559.7 million as of April 30, 2014, approximately $26.7 million relates to active contracts that are in a loss position. As of April 30, 2014, there were no significant contracts in backlog not moving forward as originally scheduled. The remainder of the contracts in backlog have future revenues which are expected to equal or exceed costs when recognized. Layne can provide no assurance as to the profitability of the contracts reflected in backlog. It is possible that the estimates of profitability could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and any claims with customers.

Liquidity and Capital Resources

Layne has experienced losses for the past three fiscal years that continued into the first quarter of FY2015. Layne’s primary sources of liquidity have historically been cash from operations, supplemented by borrowings under its credit facilities. Due to the continued downturn, Layne is tightly managing cash and monitoring its liquidity position. Layne has implemented certain initiatives and plan to implement additional initiatives to conserve our liquidity position.

Cash flow is affected by a number of factors, some of which are beyond Layne’s control. These factors include prices and demand for Layne’s services, operational risks, volatility in commodity prices, industry and economic conditions, conditions in the financial markets and other factors. Layne’s financial performance has been challenged and tempered by a variety of the risks inherent to the industries and geographies it serves. Among them is the cyclical nature of minerals mining which can be affected significantly and quickly by factors beyond Layne’s control. During FY2014 and continuing into FY2015, the global mining exploration slowdown continued. Factors such as mining company exploration budgets, commodity prices, changes in taxation policy, increasing labor costs and global credit markets affected Mineral Services financial performance.

Weak demand for infrastructure projects in the U.S. during FY2014 impacted Geoconstruction’s financial results. New projects were awarded to Geoconstruction during the fourth quarter of FY2014 and the first quarter of FY2015. However, certain of those projects experienced delays in the initial stages. These delays were not controllable by Layne, but rather by the owner of the jobs. These jobs have resumed in the second quarter of FY2015. Delays such as this have an adverse effect on Geoconstruction’s financial results as the division was mobilized to the sites, but was unable to continue work. Weak infrastructure demand in Brazil has also impacted Geoconstruction’s financial results during FY2014 and continuing into FY2015.

Heavy Civil has experienced significant material losses on certain long term construction contracts during FY2014 and continuing into FY2015. Due to schedule delays and cost overruns on these contracts, Layne’s financial results have been adversely impacted. These projects continue to face significant issues. At April 30, 2014, Layne has provided for estimated losses on these contracts. Although Layne continually strives to improve its ability to estimate contract costs and profitability associated with these projects, it is reasonably possible that current estimates could change and adjustments to overall contract costs may continue and be significant in future periods. This would put significant additional strain on liquidity and could have a material adverse impact on the financial position, results of operations and cash flows.

As discussed in Note 12 to the condensed consolidated financial statements, on June 12, 2014, the Board of Directors approved management’s restructuring plan to implement a series of short-term and long-term cost cutting actions in order to improve Layne’s liquidity and results of operations. These actions include cost containment measures, working capital management, selected workforce reductions and a strategic review of under-performing assets and operations. These actions are expected to generate annual savings of $12.0 million to $20.0 million. Management believes the restructuring plan will assist Layne to have sufficient funds and adequate financial resources available to meet its anticipated liquidity needs. The timing and costs of the restructuring plan may vary from Layne’s current estimates based on many factors. Layne may incur other material charges not currently anticipated due to events that could be beyond Layne’s control which occur as a result of, or associated with, the restructuring plan and related activities and as such, actual results could differ from current estimates.

Layne’s working capital as of April 30, 2014 was $129.5 million and $121.3 million as of January 31, 2014. The increase in working capital as of April 30, 2014 as compared to January 31, 2014 of $8.2 million is due to an overall increase in current assets of $29.3 million offset by an increase in current liabilities payable of $21.1 million. The overall increase in current assets is due in part to an increase in accounts receivable of $8.0 million, and an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $8.0 million, both due to the increase in project levels. Restricted deposits increased by $25.4 million due to the cash collateralization of Layne’s letters of credit in association with the execution of the ABL facility. Inventories increased by $3.3 million due to projects ramping up. These increases were partially offset by a decrease in cash of $13.8 million, a decrease in deferred taxes of $0.7 million, a decrease in other miscellaneous current assets of $0.7 million and a decrease in cash surrender value of company-owned life insurance policies of $0.2 million

The increases in current liabilities are due to an increase in accounts payable of $5.9 million and an increase in the current portion of long-term debt of $0.7 million as Layne manages its cash outflow to better match its cash inflow. Income taxes payable increased by $2.8 million, accrued compensation increased by $3.5 million, accrued insurance expense increased by $2.1 million, billings in excess of costs increased by $1.8 million and other accrued expenses increased by $4.7 million. Included in other accrued expenses are an increase in customer deposits of $2.9 million as new projects are begun, an increase in interest payable of $1.3 million due to the higher level of debt during FY2015 compared to FY2014 and an increase in accrued professional fees of $0.5 million. These increases were offset by a decrease in an escrow obligation of $0.4 million.

Layne’s cash and cash equivalents were $21.2 million as of April 30, 2014 compared to $35.0 million as of January 31, 2014 and $27.2 million as of April 30, 2013. Of Layne’s cash and cash equivalents, amounts held by foreign subsidiaries as of April 30, 2014 and April 30, 2013 were $13.8 million and $15.0 million, respectively, compared to $29.1 million as of January 31, 2014. Repatriation of cash balances from some of Layne’s foreign subsidiaries could result in withholding taxes in the local jurisdictions. Of the amounts held by foreign subsidiaries at April 30, 2014 and April 30, 2013, $3.5 million and $5.8 million, respectively, and $6.5 million as of January 31, 2014, could be subject to repatriation restrictions if the amounts were needed for domestic operations. The amounts subject to repatriation, if needed for domestic operations, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Layne’s intention is to permanently reinvest certain foreign cash balances outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted Layne’s overall liquidity. Layne monitors developments in the foreign countries in which it operates for changes in currency regulation.

As a result of the financial performance during FY2014, Layne negotiated with its lenders to secure more favorable financial covenants by amending its Credit Agreement. Layne also issued Convertible Notes and used the net proceeds from the offering to pay down the outstanding balance on the Credit Agreement and to fund working capital for general corporate purposes. During the first quarter of FY2015, Layne terminated the Credit Agreement and entered into an ABL facility. Please read below for a description of the issuance of the Convertible Notes and the ABL facility.

On November 5, 2013, in connection with a private offering, Layne entered into a Purchase Agreement with the Initial Purchaser relating to the sale by Layne of $110.0 million aggregate principal amount of 4.25% Convertible Notes due 2018, in a private placement to “qualified institutional buyers” in the U.S., as defined in Rule 144A under the Securities Act of 1933. The Purchase Agreement contained customary representations, warranties and covenants by Layne together with customary closing conditions. Under the terms of the Purchase Agreement, Layne agreed to indemnify the Initial Purchaser against certain liabilities. The offering of the Convertible Notes was completed on November 12, 2013, in accordance with the terms of the Purchase Agreement. The sale of the Convertible Notes generated net proceeds of approximately $105.4 million after deducting the Initial Purchaser’s discount and commission and the estimated offering expenses payable by Layne. The Purchase Agreement also included an option to purchase up to an additional $15.0 million aggregate principal amount of Convertible Notes. On December 5, 2013, the Initial Purchaser exercised this option, which generated proceeds net of the Initial Purchaser’s discount and commission in the amount of $14.6 million.

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

On and after November 15, 2016, and prior to the maturity date, Layne may redeem all, but not less than all, of the Convertible Notes for cash if the sale price of Layne’s common stock equals or exceeds 130.0% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date Layne delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Convertible Notes will have the right, at their option, to require Layne to repurchase their Convertible Notes in cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

During FY2014 and continuing in FY2015, Layne’s business was adversely affected by the continuing global mining exploration slowdown and continuing weak demand for infrastructure projects in Brazil and the U.S., especially by U.S. municipalities. As a result, Layne would not have been in compliance with the minimum EBITDA covenant in the Credit Agreement for the fourth quarter of FY2014 if certain FY2014 performance based bonuses were paid and it was also anticipated that Layne would not be in compliance with this covenant for the first quarter of FY2015 and might not be in compliance with at least one of the financial covenants during the next twelve months. As a result, on April 15, 2014, Layne entered into a five year, senior secured ABL facility which provides an aggregate principal amount of up to $135.0 million, of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings. Availability under the ABL facility is the lesser of (i) $135.0 million and (ii) the borrowing base (as defined in the ABL facility agreement). As of April 15, 2014, the initial borrowing base under the ABL facility was approximately $131.0 million and $39.0 million was borrowed under the ABL facility. Of this amount, $32.6 million was deposited as cash collateral for existing outstanding letters of credit that were issued under Layne’s existing Credit Agreement; $1.5 million was used to repay amounts owing under its existing Credit Agreement and $3.9 million was used to pay commissions, discounts and fees associated with the transaction. As of April 30, 2014 the borrowing base was $106.3 million, with $39.0 million of letters of credit and borrowings outstanding. As of June 12, 2014, the balance of the borrowings outstanding on the ABL facility had not changed from April 30, 2014.

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

The ABL facility contains various restrictions and covenants. In general, provided that Layne maintains a certain level of Excess Availability, Layne will not be restricted from incurring additional unsecured indebtedness or making investments, distributions, capital expenditures or acquisitions. “Excess Availability” is generally defined as the amount by which the Total Availability exceeds outstanding loans and letters of credit under the ABL facility. “Total Availability” is equal to Layne’s borrowing base under the ABL facility (up to the amount of the commitments under the ABL facility).

In general, if Excess Availability is less than either:

•	$20.0 million, or

•	for a period of 5 consecutive business days, the greater of 17.5% of the Total Availability and $25.0 million,

a “Covenant Compliance Period” will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability and $25.0 million for a period of 30 consecutive days. Layne and its subsidiaries must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period.

The ABL facility also contains a subjective acceleration clause that can be triggered if the lenders determine that Layne has experienced a material adverse change. If triggered by the lenders, this clause would create an Event of Default which in turn would permit the lenders to accelerate repayment of outstanding obligations.

In general, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all Layne funds received on a daily basis will be applied to reduce amounts owing under the ABL facility. Based on current projections Layne does not anticipate being in a Covenant Compliance Period during the next twelve months. Management continues to focus on ways to enhance our overall liquidity by managing our capital expenditures; reviewing our non-core assets for potential sale, reviewing our working capital practices and focusing on reducing costs both at corporate and in the field, as appropriate. These steps are expected to reduce further the potential of a Covenant Compliance Period.

Starting May 2014 until the ABL facility is no longer in place, Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and not less than negative $25.0 million during any twelve consecutive month period, until the last to occur of:

•	for a period for 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability and $25.0 million, and

•	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

The ABL facility limits the amount of cash the Loan Parties may hold in foreign jurisdictions to not more than $30.0 million. As discussed above, Layne intends to reinvest permanently certain foreign cash balances outside of the U.S. and repatriate certain other foreign cash balances consistent with its past practice. Layne does not expect the Loan Parties foreign cash balances to exceed $30.0 million and, in the unlikely event foreign cash balances of the Loan Parties were to reach $30.0 million; management would take action to repatriate amounts sufficient to comply with this covenant.

If an Event of Default (as defined in the ABL facility agreement) occurs and is continuing, the interest rate under the ABL facility will increase by 2% per annum and the lenders may accelerate all amounts owing under the ABL facility.

As is customary in the construction business, we are required to provide surety bonds to secure our performance under construction contracts. Our ability to obtain surety bonds primarily depends upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. We have pledged all proceeds and other rights under our construction contracts to our bond surety company. Events that affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, or being available only at a significantly greater cost. To date, Layne has not encountered difficulties or a material cost increase in obtaining new surety bonds. The amount of Layne’s surety bonds as of April 30, 2014 was $304.0 million.

Layne’s ability to maintain sufficient liquidity for the next twelve months to fund its operations is contingent on improving the current trend in operating results, executing the restructuring plan, managing capital expenditures; reviewing its working capital practices, focusing on reducing the costs both at corporate and within the divisions, and strategic bid acceptance and contract management in Heavy Civil. This plan anticipates that operations and cash flow will improve over the next twelve months due to the initiatives detailed above. There are risks associated with this plan. Any substantial increase in projected cash outflow or operating losses could have a material adverse impact on the ability to secure surety bonds that are necessary for a substantial portion of work in several of Layne’s divisions, access to the ABL facility and the ability to amend, extend or refinance the ABL facility. If the current trend in operating results continues or further declines, Layne will be required to borrow additional amounts under the ABL facility, make further reductions in capital expenditures and make additional reductions in the operating cost structure. Other actions to improve liquidity could include seeking to raise additional capital, reducing inventory levels, and selling under-performing assets or businesses. Management believes with the above measures, Layne will have sufficient and adequate funds to meet its anticipated liquidity needs for the next twelve months.

Operating Activities

Cash used in operating activities was $12.7 million for the three months ended April 30, 2014 compared to cash provided by operating activities of $10.8 million for the same period last year. An increase in customer receivables and an increase in costs and estimated earnings on uncompleted contracts were due to new projects in the initial phases for Geoconstruction, Water Resources and Energy Services, partially offset by a decrease in accounts receivable for Mineral Services due to the decline in revenues earned.

Investing Activities

Layne’s capital expenditures were $3.4 million for the three months ended April 30, 2014, compared to $9.1 million for the same period last year. With the recent declines in earnings, Layne has restricted capital spending to primarily maintenance capital expenditures, with little growth capital expenditures other than in Energy Services.

Proceeds from disposal of equipment was $1.2 million during the first quarter of FY2015 compared to $5.2 million during the same period last year. With the restriction in capital spending, assets are being maintained to service the business longer, with fewer dispositions.

During first quarter FY2015, Layne used the proceeds from its ABL facility (see Note 3 to the condensed consolidated financial statements) to cash collateralize letters of credit previously issued under the Credit Agreement. Those amounts are now held in restricted cash on the condensed consolidated balance sheet.

Layne maintains corporate owned life insurance policies on certain management level employees. During the first quarter of FY2014, certain of the policies which were no longer considered necessary were redeemed. The redemptions resulted in net proceeds of $3.6 million.

Financing Activities

For the three months ended April 30, 2014, Layne had borrowings of $42.2 million and repayments of $4.4 million under its loan facilities as compared to borrowings of $95.5 million and repayments of $106.0 million for the three months ended April 30, 2013. As discussed in Note 3 to the condensed consolidated financial statements, Layne entered into an ABL facility for up to $135.0 million in April 2014. Layne initially borrowed $32.6 million to cash collateralize its letters of credit. An additional $1.5 million was used to repay amounts owing under the Credit Agreement with $3.9 million used to pay fees associated with the transaction. Layne also capitalized and is amortizing the associated expenses of the ABL facility of $3.9 million.

During the first quarter of FY2015 and FY2014, Layne distributed $1.2 million and $1.6 million, respectively, of joint venture funds to its noncontrolling interests.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which Layne is exposed are interest rates on variable rate debt and foreign exchange rates giving rise to translation and transaction gains and losses.

Interest Rate Risk

Layne centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the debt is in Note 7 to the consolidated financial statements appearing in Layne’s Annual Report and Note 3 to the condensed consolidated financial statements. As of April 30, 2014, a change in interest rates of one percentage point would impact Layne’s annual interest expense by approximately $1.6 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, Layne’s primary international operations are in Australia, Africa, Mexico, Canada, South America and Italy. The affiliates also operate in Latin America. Operations are described in Notes l and 3 to the consolidated financial statements in Layne’s Annual Report and Notes 8 and 9 to the condensed consolidated financial statements. The majority of Layne’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of Layne’s international operations into U.S. dollars may affect year-to-year comparability of operating results. Layne estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $0.1 million for the three months ended April 30, 2014. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in Layne’s financing and operating strategies.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of April 30, 2014, conducted under the supervision and with the participation of Layne’s management, including the Principal Executive Officer and the Principal Financial Officer, Layne concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Layne in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Layne’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended April 30, 2014, that have materially affected, or are reasonably likely to materially affect, Layne’s internal control over financial reporting.

PART II

ITEM 1.	Legal Proceedings

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

Based on the results of Layne’s internal investigation, an analysis of the resolution of recent and similar FCPA resolutions, Layne has accrued $10.4 million as an estimate to resolve this matter. Layne is currently engaged in discussions with the DOJ and SEC regarding a potential negotiated resolution of these matters. For further discussion on this and other legal proceedings, see Note 11 to the condensed consolidated financial statements.

ITEM 1A.	Risk Factors

As of the date of this filing, Layne continues to be subject to the risk factors previously disclosed in the “Risk Factors” in the Annual Report as well as the following:

Layne has indebtedness and other contractual commitments that could limit its operating flexibility, and in turn, hinder the ability to make payments on the obligations, lessen the ability to make capital expenditures and/or increase the cost of obtaining additional financing.

Significant operating losses or significant uses of cash in our operations could reduce the amount that we can borrow under, or cause us to default on, the ABL facility. Our ability to borrow under the ABL facility depends on the amount of the borrowing base under the ABL facility. Layne’s borrowing base is primarily comprised of the value of the construction and mining equipment, plus to a lesser extent, the value of certain accounts receivable and, upon satisfactorily providing certain documentation, certain real estate. Layne’s borrowing base is reduced by any reserves that the co-collateral agents under the ABL facility determine to be necessary in good faith and in their reasonable judgment. As of April 30, 2014, Layne’s borrowing base under the ABL facility was $106.3 million with $39.0 million of letters of credit and borrowings outstanding, resulting in “Excess Availability” of $67.3 million. The amount of Layne’s borrowing base could be materially and adversely affected by decreases in the value of its eligible equipment and/or accounts receivable below current projected levels, some portion of its equipment and/or accounts receivable deemed ineligible under the terms of the ABL facility or the co-collateral agents imposing additional reserve requirements. The co-collateral agents for the ABL facility have the periodic right to perform an appraisal of the assets comprising the borrowing base. If Layne’s borrowing base is reduced below the amount of letters of credit and borrowings outstanding under the ABL facility, then such excess indebtedness could become immediately due and payable. Any such repayment obligation could have a material adverse impact on Layne’s liquidity and financial condition.

In addition, if Excess Availability is less than $20.0 million (or less than $25.0 million for 5 consecutive business days), then a “Covenant Compliance Period” will exist until Layne has Excess Availability of $25.0 million for a period of 30 consecutive days. Layne must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 (both tested on a trailing four fiscal quarter basis) for the four fiscal quarter period ended immediately prior to commencement of a Covenant Compliance Period and for every four fiscal quarter period ending during a Covenant Compliance Period. If Layne had been in a Covenant Compliance Period during the fiscal quarter ended April 30, 2014, it would not have been in compliance with the minimum fixed charge coverage ratio. In addition, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all of Layne’s funds received on a daily basis will be applied to reduce amounts owing under the ABL facility. Although Layne does not anticipate being in a Covenant Compliance Period during the next twelve months, a Covenant Compliance Period could occur within the next twelve months if the borrowing base is decreased for any of the reasons discussed above or if Layne is required to borrow more funds than is currently anticipated.

The ABL facility includes customary conditions to funding, representations and warranties, covenants, and events of default. The terms of the indebtedness could have important consequences to shareholders, including the following:

•	the ability to obtain necessary financing in the future for working capital, acquisitions, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

•	a portion of cash flow must be dedicated to the payment of principal and interest on the indebtedness and other obligations and will not be available for use in Layne’s business;

•	the ABL facility contains various operating and financial restrictions which could limit Layne’s ability to incur additional indebtedness and liens, fund the foreign operations, make investments and acquisitions, transfer or sell assets, transact with affiliates and that could require Layne to cash collateralize some or all of the outstanding letters of credit;

•	an event of default, inclusive of a subjective acceleration clause if Layne has experienced a material adverse change, under the ABL facility could result in an acceleration of the obligations under the ABL facility, in the foreclosure on assets subject to liens in favor of the ABL facility lenders, and in the inability to borrow additional amounts under the ABL Facility; and

•	acceleration of the indebtedness under the ABL facility would also be an event of default under the indenture governing the Convertible Notes.

Layne cannot assure that waivers will be granted or amendments to the ABL facility or the indenture governing the Convertible Notes if for any reason Layne is unable to comply with the obligations thereunder or that it will be able to refinance the debt on acceptable terms, or at all, should Layne seek to do so.

If Layne is unable to improve its operating results, working capital and cash flows, Layne may require additional capital to fund its business. The failure to obtain such capital could have a material adverse effect on the business and financial condition.

If Layne is unable to improve its operating results, working capital and cash flows, Layne may require additional capital to fund its business. The ability to make such improvements will depend on Layne’s ability to effectively implement one or more of the following:

•	reducing its expenses and cash requirements;

•	improving the ability to effectively estimate and manage job costs, both when bidding on new contracts and completing existing contracts;

•	effectively responding to changes in cash-flow, liquidity and cash needs;

•	accessing debt or equity capital markets or other sources of funds to obtain additional financing, if and when needed;

•	adjusting operating plans in response to changing conditions; and

•	maintaining relationships with suppliers, customers, employees and sources of trade credit.

If Layne is not successful in implementing the foregoing improvements and actions to the necessary degree, the future operating results and cash flows may not be sufficient to meet Layne’s working capital requirements, required payments on its indebtedness, and all of the other cash requirements of the business. Consequently, Layne may have to take actions such as substantially modifying the business plan to conserve cash, pursuing additional external liquidity sources, seeking additional debt or equity financing, further reducing or delaying capital expenditures, or restructuring the existing indebtedness. If Layne engages in financing or restructuring transactions to secure greater liquidity, the financings may be on terms that are expensive, restrictive to the business and/or financial flexibility, or dilutive to Layne’s shareholders.

If Layne is unable to obtain performance bonds or letters of credit on acceptable terms, its ability to obtain future projects could be materially and adversely affected.

A significant portion of Layne’s projects require it to procure a bond to secure performance. With a decreasing number of insurance providers in that market, it may be difficult to find sureties who will continue to provide contract-required bonding on acceptable terms and conditions. With respect to Layne’s joint ventures, the ability to obtain a bond may also depend on the credit and performance risks of its joint venture partners, some of whom may not be as financially strong as Layne. If Layne’s financial position were to further deteriorate, it may encounter difficulties in obtaining bonding, unless Layne provides collateral or other security to the bonding company. The cost of bonds could increase substantially. The providing of such security to the bonding company would likely require the consent of the lenders under the ABL facility and there can be no assurance that the lenders would be willing to consent to such arrangements.

        Layne also occasionally utilizes a letter of credit instead of a performance bond, primarily overseas. Almost all of the letters of credit are issued under the ABL facility. Layne’s ability to continue to obtain new letters of credit under the ABL facility is limited by the amount of Excess Availability under the ABL Facility. Layne’s inability to obtain bonding or letters of credit on favorable terms and at reasonable prices or at all would increase the operating costs and inhibit the ability to execute existing projects or pursue new projects, which could have a material adverse effect on Layne’s business, financial condition and results of operations.

Layne may not achieve the results expected from the restructuring plan, the timing could be delayed or the restructuring charges necessary to achieve the targeted expense reductions could be higher than expected, any of which could materially and adversely affect our results of operations.

As discussed in Note 12 to the condensed consolidated financial statements, the Board of Directors has approved management’s plan to reduce expenses, including a reduction in workforce, cost containment measures and working capital management. In addition, management will conduct a strategic review of under-performing assets and operations. Some of the changes planned will require additional investments in systems and may result in unanticipated costs. In addition, the timing and actual cost savings achieved from our plans may vary from our announced expectations due to delays, unanticipated needs to retain a greater number of employees than expected or unanticipated employee turnover leading to higher than expected costs to achieve the savings targets. Until fully implemented, there can be no assurance that our restructuring plan to reduce expenses will produce the cost savings we anticipate or in the time frame we expect.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NOT APPLICABLE

ITEM 3.	Defaults Upon Senior Securities

NOT APPLICABLE

ITEM 4.	Mine Safety Disclosures

Information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this Quarterly Report.

ITEM 5.	Other Information

See Note 12 to the condensed consolidated financial statements for a discussion of the restructuring plan approved by Layne’s Board of Directors on June 12, 2014, including an estimate of the range of anticipated costs, which disclosure is incorporated herein by reference.

ITEM 6.	Exhibits

a) Exhibits

3.1	-	Amended and Restated Bylaws of Layne (effective as of April 15, 2014) (filed as Exhibit 3.1 to Layne’s Form 8-K filed April 16, 2014, and incorporated herein by this reference)

4.1	-	Credit Agreement, dated as April 15, 2014, among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association (“PNC Bank”), as Administrative Agent, Jeffries Finance, LLC, as Syndication Agent, Lead Arranger and Book Running Manager, PNC Bank and Wells Fargo Bank, N.A., as Co-Collateral Agents, and PNC Bank, as Swingline Lender and Issuing Bank (filed as Exhibit 4.3 to Layne’s Form 10-K for the fiscal year ended January 31, 2014, filed on May 1, 2014, and incorporated herein by this reference).

10.1	-	Layne Christensen Company Executive Short-Term Incentive Plan (effective as of April 15, 2014) (filed as Exhibit 10.22 to Layne’s Form 10-K for the fiscal year ended January 31, 2014, filed on May 1, 2014, and incorporated herein by this reference).

10.2	-	Layne Christensen Company Long-Term Incentive Plan (effective as of April 15, 2014) (effective as of April 15, 2014) (filed as Exhibit 10.23 to Layne’s Form 10-K for the fiscal year ended January 31, 2014, filed on May 1, 2014, and incorporated herein by this reference).

10.3		General Agreement of Indemnity, dated February 28, 2006, by and between Layne Christensen Company, as Indemnitor, and Travelers Casualty and Surety Company of America, as the Company.

31.1	-	Section 302 Certification of Chief Executive Officer of the Company.

31.2	-	Section 302 Certification of Chief Financial Officer of the Company.

32.1	-	Section 906 Certification of Chief Executive Officer of the Company.

32.2	-	Section 906 Certification of Chief Financial Officer of the Company.

95.1	-	Mine Safety Disclosures.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: June 16, 2014	/s/ Rene Robichaud
Rene Robichaud
President & Chief Executive Officer

DATE: June 16, 2014	/s/ James R. Easter
James R. Easter
Senior Vice President & Chief Financial Officer

DATE: June 16, 2014	/s/ Martha R. Vance
Martha R. Vance
Vice President & Chief Accounting Officer