Form 10-Q
period 2014-07-31
LAYNE CHRISTENSEN CO
filed 2014-09-09
CIK 888504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

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

(281) 475-2600

(Registrant’s telephone number, including area code)

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

There were 19,739,583 shares of common stock, $.01 par value per share, outstanding on September 2, 2014.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
(in thousands)	2014	2014
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,287	$34,842
Customer receivables, less allowance of $5,646 and $7,481, respectively	111,052	92,081
Costs and estimated earnings in excess of billings on uncompleted contracts	99,700	88,744
Inventories	42,312	41,839
Deferred income taxes	3,176	4,168
Income taxes receivable	7,929	9,068
Cash surrender value of life insurance policies	—	10,651
Restricted deposits-current	4,145	2,881
Discontinued operations-assets	—	17,593
Other	14,544	14,990

Total current assets	306,145	316,857

Property and equipment:
Land	16,614	16,474
Buildings	41,565	39,149
Machinery and equipment	463,988	479,922

	522,167	535,545
Less—Accumulated depreciation	(346,749)	(343,871)

Net property and equipment	175,418	191,674

Other assets:
Investment in affiliates	67,723	67,293
Goodwill	8,915	8,915
Other intangible assets, net	4,427	5,150
Restricted deposits-long term	4,949	4,964
Deferred income taxes	552	612
Deferred financing fees, net	7,732	5,313
Discontinued operations-assets	—	38,250
Other	16,016	7,590

Total other assets	110,314	138,087

Total assets	$591,877	$646,618

See Notes to Condensed Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS - (Continued)

	July 31,	January 31,
(in thousands, except per share data)	2014	2014
	(unaudited)	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$76,957	$66,388
Current maturities of long term debt	9,316	7,926
Accrued compensation	28,202	17,699
Accrued insurance expense	13,250	10,710
Accrued FCPA liability	5,127	10,352
Discontinued operations-current liabilities	—	15,029
Other accrued expenses	29,565	25,360
Acquisition escrow obligation-current	—	2,858
Income taxes payable	8,976	7,950
Billings in excess of costs and estimated earnings on uncompleted contracts	28,296	31,255

Total current liabilities	199,689	195,527

Noncurrent and deferred liabilities:
Convertible notes, net	108,386	106,782
Long-term debt	21,738	336
Accrued insurance expense	15,862	16,883
Deferred income taxes	9,260	10,945
Discontinued operations-long term liabilities	—	1,186
Other	25,276	24,256

Total noncurrent and deferred liabilities	180,522	160,388

Equity:
Common stock, par value $.01 per share, 60,000 and 30,000 shares authorized, 20,264 and 19,915 shares issued and outstanding, respectively	203	199
Capital in excess of par value	367,913	367,461
Accumulated deficit	(144,412)	(61,656)
Accumulated other comprehensive loss	(12,682)	(16,540)

Total Layne Christensen Company equity	211,022	289,464

Noncontrolling interests	644	1,239

Total equity	211,666	290,703

Total liabilities and equity	$591,877	$646,618

See Notes to Condensed Consolidated Financial Statements.

- Concluded –

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2014	2013	2014	2013
Revenues	$210,363	$221,254	$388,522	$438,683
Cost of revenues (exclusive of depreciation and amortization, shown below)	(178,998)	(183,406)	(333,145)	(365,598)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(28,768)	(35,788)	(62,044)	(75,996)
Depreciation and amortization	(13,247)	(14,113)	(25,915)	(28,221)
Impairment charges	—	(14,646)	—	(14,646)
Restructuring costs	(1,328)	—	(1,328)	—
Equity in earnings (losses) of affiliates	2,535	(1,307)	2,469	(1,788)
Interest expense	(3,160)	(1,156)	(7,298)	(2,015)
Other income, net	649	963	598	4,527

Loss from continuing operations before income taxes	(11,954)	(28,199)	(38,141)	(45,054)
Income tax expense	(165)	(50,536)	(1,936)	(57,139)

Net loss from continuing operations	(12,119)	(78,735)	(40,077)	(102,193)
Net (loss) income from discontinued operations	(42,840)	4,192	(41,634)	3,940

Net loss	(54,959)	(74,543)	(81,711)	(98,253)
Net income attributable to noncontrolling interests	(69)	(277)	(1,045)	(345)

Net loss attributable to Layne Christensen Company	$(55,028)	$(74,820)	$(82,756)	$(98,598)

Earnings per share information attributable to Layne Christensen shareholders:
Basic loss per share—continuing operations	$(0.63)	$(4.03)	$(2.10)	$(5.23)
Basic (loss) income per share—discontinued operations	(2.18)	0.22	(2.12)	0.20

Basic loss per share	$(2.81)	$(3.81)	$(4.22)	$(5.03)

Diluted loss per share—continuing operations	$(0.63)	$(4.03)	$(2.10)	$(5.23)
Diluted (loss) income per share—discontinued operations	(2.18)	0.22	(2.12)	0.20

Diluted loss per share	$(2.81)	$(3.81)	$(4.22)	$(5.03)

Weighted average shares outstanding—basic	19,629	19,573	19,627	19,602
Dilutive stock options and nonvested shares	—	—	—	—

Weighted average shares outstanding —dilutive	19,629	19,573	19,627	19,602

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands)	2014	2013	2014	2013
Net loss	$(54,959)	$(74,543)	$(81,711)	$(98,253)

Other comprehensive income (loss):
Foreign currency translation adjustments (net of tax of $0, $4,064, $0 and $3,778, respectively)	(2,467)	(348)	222	(88)
Reclassification adjustment for foreign currency translation, net of taxes of $0	3,636	—	3,636	—

Other comprehensive income (loss)	1,169	(348)	3,858	(88)

Comprehensive loss	(53,790)	(74,891)	(77,853)	(98,341)
Comprehensive income attributable to noncontrolling interests	(69)	(277)	(1,045)	(345)

Comprehensive loss attributable to Layne Christensen Company	$(53,859)	$(75,168)	$(78,898)	$(98,686)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

				Retained	Accumulated
			Capital In	Earnings	Other
	Common Stock		Excess of	(Accumulated	Comprehensive	Total Layne	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Deficit)	(Loss)	Equity	Interest	Total
Balance February 1, 2013	19,818,376	$198	$352,048	$66,983	$(6,492)	$412,737	$2,334	$415,071
Net (loss) income	—	—	—	(98,598)	—	(98,598)	345	(98,253)
Other comprehensive loss	—	—	—	—	(88)	(88)	—	(88)
Issuance of nonvested shares	103,137	1	(1)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(2,051)	—	(41)	—	—	(41)	—	(41)
Income tax deficiency on forfeiture of options	—	—	(92)	—	—	(92)	—	(92)
Issuance of stock upon exercise of options	72,611	—	1,122	—	—	1,122	—	1,122
Cancellation of stock options issued	(8,099)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,591)	(1,591)
Share-based compensation	—	—	1,998	—	—	1,998	—	1,998

Balance July 31, 2013	19,983,974	$199	$355,034	$(31,615)	$(6,580)	$317,038	$1,088	$318,126

Balance February 1, 2014	19,914,976	$199	$367,461	$(61,656)	$(16,540)	$289,464	$1,239	$290,703
Net (loss) income	—	—	—	(82,756)	—	(82,756)	1,045	(81,711)
Other comprehensive income	—	—	—	—	3,858	3,858	—	3,858
Issuance of nonvested shares	581,289	6	(6)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(2,051)	—	(27)	—	—	(27)	—	(27)
Forfeiture of nonvested shares	(230,600)	(2)	2	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,640)	(1,640)
Share-based compensation	—	—	483	—	—	483	—	483

Balance July 31, 2014	20,263,614	$203	$367,913	$(144,412)	$(12,682)	$211,022	$644	$211,666

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended July 31, (unaudited)
(in thousands)	2014	2013
Cash flow from operating activities:
Net loss	$(81,711)	$(98,253)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	28,449	30,585
Amortization of discount and deferred financing costs	3,187	—
Deferred income taxes	(633)	47,973
Share-based compensation	483	1,998
Equity in (earnings) losses of affiliates	(2,469)	1,788
Impairment charges	—	14,646
Dividends received from affiliates	2,037	4,180
Loss (gain) on sale of discontinued operations	38,321	(8,333)
Gain from disposal of property and equipment	(188)	(4,246)
Restructuring activities	584	—
Other, net	(6,785)	1,368
Changes in current assets and liabilities, net of effects of dispositions:
(Increase) decrease customer receivables	(18,276)	15,400
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(11,332)	3,599
(Increase) decrease in inventories	(905)	2,854
Decrease (increase) in other current assets	6,793	(5,491)
Increase (decrease) in accounts payable and accrued expenses	16,951	(7,520)
Decrease in billings in excess of costs and estimated earnings on uncompleted contracts	(2,969)	(5,541)

Cash used in operating activities	(28,463)	(4,993)

Cash flow from investing activities:
Additions to property and equipment	(8,133)	(17,369)
Proceeds from disposal of property and equipment	1,720	7,237
Proceeds from insurance contracts	11,094	3,565
Proceeds from redemption of preferred units	500	—
Deposit of cash into restricted accounts	(32,851)	—
Release of cash from restricted accounts	31,344	—

Cash provided by (used in) investing activities	3,674	(6,567)

Cash flow from financing activities:
Borrowing under revolving loan facilities	46,368	179,842
Repayments under revolving loan facilities	(26,812)	(172,333)
Net increase in notes payable	1,594	1,322
Principal payments under capital lease obligation	(567)	(318)
Issuance of common stock upon exercise of stock options	—	1,122
Payment of debt issuance costs	(4,059)	—
Purchases and retirement of treasury stock	(27)	(41)
Distribution to noncontrolling interests	(1,640)	(1,591)

Cash provided by financing activities	14,857	8,003
Effects of exchange rate changes on cash	(1,794)	(422)

Net decrease in cash and cash equivalents	(11,726)	(3,979)
Cash and cash equivalents at beginning of period	35,013	27,242

Cash and cash equivalents at end of period	$23,287	$23,263

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Accounting Policies and Basis of Presentation

Description of Business – Layne Christensen Company and subsidiaries (together, “Layne”) is a global water management, construction and drilling company, providing responsible solutions for water, mineral and energy challenges. Layne operates throughout North America as well as in parts of Africa, Australia, South America, and Italy. Its customers include government agencies, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and agribusinesses. Layne has an ownership interest in certain foreign affiliates operating in Latin America.

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

As discussed further in Note 10 to the condensed consolidated financial statements, Layne sold one of its components, Costa Fortuna, previously reported in the Geoconstruction operating segment. Amounts presented on the prior year condensed consolidated balance sheet and condensed consolidated statements of operations related to this component have been reclassed. Unless noted otherwise, discussion in these notes to the condensed consolidated financial statements pertain to Layne’s continuing operations.

Borrowings and payments under the revolving loan facilities were previously reported as net borrowings under revolving loan facilities and as net repayments under revolving loan facilities within the statement of cash flows, rather than as gross amounts as required by Accounting Standards Codification (“ASC”) Topic 230, “Statement of Cash Flows”. The presentation for the six months ended July 31, 2013 has been corrected in the accompanying condensed consolidated financial statements to present borrowing and payments under the revolving loan facilities on a gross basis, rather than a net basis, to conform to this requirement. The change in presentation had no effect on net cash provided by (used in) financing activities and does not affect Layne’s condensed consolidated balance sheets or condensed consolidated statements of operations. Accordingly, Layne’s historical net loss, loss per share, total assets and cash and cash equivalents remain unchanged.

Revenue Recognition – Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 “Construction-Type and Production-Type Contracts”, using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it is estimated. Management focuses on evaluating the performance of contracts individually. In the ordinary course of business, but at least quarterly, Layne prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effect of revisions in contract estimates is reflected in the accounting period in which the facts that caused the revision become known. Because Layne has many contracts in process at any given time, these changes in estimates may offset each other minimizing the impact on overall profitability. However, large changes in cost estimates on larger, more complex construction projects can have a material impact on Layne’s financial statements.

Layne records revenue on contracts relating to unapproved change orders and claims by including in revenue an amount less than or equal to the amount of the costs incurred by Layne to date for contract price adjustments that Layne seeks to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable. The amount of unapproved change orders and claims revenues are included in its consolidated balance sheets as part of costs and estimated earnings in excess of billings. When determining the likelihood of eventual recovery, Layne considers such factors as its experience on similar projects and its experience with the customer. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

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

Inventories – Layne values inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of finished goods, supplies and raw materials. Finished goods of $3.1 million and $4.0 million, supplies of $36.3 million and $34.7 million and raw materials of $2.9 million and $3.1 million were included in inventories in the condensed consolidated balance sheets as of July 31, 2014 and January 31, 2014, respectively.

Goodwill – In accordance with ASC Topic 350-20, “Intangibles-Goodwill and Other”, Layne is required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Layne conducts this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Layne believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or its strategies change, it is possible that Layne’s conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position and results of operations.

Long-lived Assets – Long-lived assets, including amortizable intangible assets, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors that are considered important which could trigger an impairment review include but are not limited to the following:

•	significant underperformance of assets;

•	significant changes in the use of the assets; and

•	significant negative industry or economic trends.

Based on declines in actual and forecasted results during the quarter ended July 31, 2014, in Heavy Civil and Mineral Services, Layne has reviewed the recoverability of the asset values of its long-lived assets. No impairments were indicated by such analyses.

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

Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at July 31, 2014 and January 31, 2014, due to the relatively short maturity of those instruments. See Note 3 to the condensed consolidated financial statements for disclosures related to the fair value of indebtedness of Layne and Note 6 to the condensed consolidated financial statements for other fair value disclosures.

Litigation and Other Contingencies – Layne is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on its business, financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in Layne’s assumptions related to these proceedings. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in Layne’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Share-based Compensation – Layne recognizes the cost of all share-based instruments in the financial statements using a fair-value measurement of the associated costs. The fair value of service based share-based compensation granted in the form of stock options is determined using a lattice valuation model and for certain market based awards the fair value was determined using the Monte Carlo valuation model.

Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

Income (loss) Per Share – Income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For periods in which Layne recognizes net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. For periods in which Layne recognizes losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. Options to purchase common stock are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The Convertible Notes are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method. Options to purchase 1.2 million shares have been excluded from weighted average shares in the three and six months ended July 31, 2014, respectively, as their effect was antidilutive. A total of 0.6 million nonvested shares have been excluded from weighted average shares in the three and six months ended July 31, 2014, respectively, as their effect was antidilutive. Options to purchase 1.4 million shares have been excluded from weighted average shares in the three and six months ended July 31, 2013, respectively, as their effect was antidilutive. A total of 0.4 million nonvested shares have been excluded from weighted average shares in the three and six months ended July 31, 2013, as their effect was antidilutive.

Supplemental Cash Flow Information – The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Six Months Ended July 31,
(in thousands)	2014	2013
Income taxes	$2,377	$5,212
Interest	3,233	1,686
Noncash investing and financing activities:
Receivable on sale of discontinued operations	2,638	10,564
Preferred units received in SolmeteX, LLC	—	432
Accrued capital additions	464	486

Recent Authoritative Guidance – The Financial Accounting Standards Board (FASB) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” in April 2014. ASU 2014-08 amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This is effective for annual periods commencing on or after December 15, 2014. Layne does not believe adoption of this ASU will have a material impact on its financial statements.

On May 28, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”. The guidance, which is effective for annual reporting periods beginning after December 15, 2016 defines the steps to recognize revenue for entities who have contracts with customers as well as requiring significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from such contracts. Early adoption of this guidance is not permitted. This guidance provides companies with a choice of applying it retrospectively to each reporting period presented or by recognizing the cumulative effect of applying it at the date of initial application (February 1, 2017 for Layne) and not adjusting comparative information. At this point, Layne is currently evaluating the requirements and has not yet determined the impact of this new guidance.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period”. The guidance, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, contains explicit guidance on how to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. Layne does not believe adoption of this ASU will have a material effect on its financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. generally accepted accounting principles (“GAAP”). Layne does not believe adoption of this ASU will have a material effect on its financial statements.

2. Goodwill and Other Intangible Assets

As of July 31, 2014 and January 31, 2014, Layne had $8.9 million of goodwill on the condensed consolidated balance sheets. The goodwill is all attributable to the Inliner reporting segment.

Other intangible assets consist of the following:

	July 31, 2014			January 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$6,260	$(3,443)	14	$6,260	$(3,215)	14
Patents	905	(525)	12	905	(503)	12
Software and licenses	2,747	(2,180)	3	2,747	(1,794)	3
Non-competition agreements	680	(425)	6	680	(368)	6
Other	966	(558)	22	966	(528)	22

Total intangible assets	$11,558	$(7,131)		$11,558	$(6,408)

Total amortization expense for other intangible assets was $0.3 million and $0.4 million for the three months ended July 31, 2014 and 2013, respectively, and $0.7 million and $0.9 million for the six months ended July 31, 2014 and 2013, respectively.

3. Indebtedness

Debt outstanding as of July 31, 2014, and January 31, 2014, whose carrying value approximates fair value, was as follows:

(in thousands)	July 31, 2014	January 31, 2014
Convertible Notes	$108,386	$106,782
Asset-backed revolving credit facility	21,552	—
Capital lease obligations	396	480
Less amounts representing interest	(20)	(16)
Short-term notes payable	9,126	7,798

Total debt	139,440	115,044
Less notes payable and current maturities of long-term debt	(9,316)	(7,926)

Total long-term debt	$130,124	$107,118

Asset-backed Revolving Credit Facility

On April 15, 2014, Layne entered into a five-year $135.0 million (the “Maximum Credit”) senior secured asset-backed revolving credit facility (“ABL facility”), of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings. Availability under the ABL facility will be the lesser of (i) $135.0 million and (ii) the borrowing base. The borrowing base is generally defined as:

•	85% of book value of eligible customer receivables, plus

•	60% of eligible unbilled contract receivables, plus

•	Up to 60% of the appraised fair value of certain real property, plus

•	the lesser of net book value or 85% of the net orderly liquidation value of certain equipment, minus

•	a supplemental reserve, minus

•	any additional reserves established from time to time by the co-collateral agents.

As of July 31, 2014, the borrowing base was $109.1 million with $21.6 million borrowed under the ABL facility and $26.8 million of outstanding letters of credit, leaving Excess Availability (described below) of $60.7 million.

The balance sheet classification of the borrowings under the ABL facility has been determined in accordance with ASC Topic 470-10-45, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”. Accordingly, the borrowings have been classified as a long-term liability in the accompanying balance sheet.

Layne has the right to request the lenders to further increase the Maximum Credit up to an additional $65.0 million if it is not in default under the agreement, however, there are no commitments from the lenders for any such increase.

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

In general, if Excess Availability is less than either:

•	$20.0 million, or

•	For a period of 5 consecutive business days, the greater of 17.5% of Total Availability or $25.0 million,

a “Covenant Compliance Period” (as defined in the ABL facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $25.0 million for a period of 30 consecutive days. Layne and its subsidiaries must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. If Layne had been in a Covenant Compliance Period during the fiscal quarters ended April 30, 2014 and July 31, 2014, it would not have been in compliance with the minimum fixed charge coverage ratio.

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

Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until the last to occur of:

•	For a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $25.0 million, and

•	For two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

•	capital expenditures,

•	cash interest expense,

•	any regularly scheduled amortized principal payments on indebtedness,

•	cash taxes paid, and

•	any amount in excess of $10.0 million paid with respect to the FCPA investigation.

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

Defaults under the ABL facility, which would permit the lenders to accelerate required payment and which would increase the applicable interest rate by 2% per annum, include (but are not limited to) the following:

•	non-payment of principal, interest, fees and other amounts under the ABL facility,

•	failure to comply with any of the negative covenants, certain of the specified affirmative covenants or other covenants under the ABL facility,

•	failure to pay certain indebtedness when due,

•	specified events of bankruptcy and insolvency,

•	one or more judgments of $5.0 million not covered by insurance and not paid within a specified period, and

•	a change in control as defined in the ABL facility.

Layne is currently in compliance and expects to be in compliance with the applicable debt covenants associated with the ABL facility for the next twelve months.

4.25% Convertible Senior Notes due 2018

In the fourth quarter of FY2014, Layne issued $125.0 million of 4.25% Convertible Notes due 2018 (“Convertible Notes”). The Convertible Notes are senior, unsecured obligations of Layne. The Convertible Notes will be convertible, at the option of the holders, into consideration consisting of, at Layne’s election, cash, shares of Layne’s common stock, or a combination of cash and shares of Layne’s common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018. However, before May 15, 2018, the Convertible Notes will not be convertible except in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of Layne’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the consecutive five business day period immediately after any five consecutive trading day period (the five consecutive trading day period being referred to as the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a holder of the Convertible Notes in the manner required by the Indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Layne’s common stock and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; and (4) if Layne has called the Convertible Notes for redemption. Layne will be required to settle conversions in shares of Layne’s common stock, together with cash in lieu of any fractional shares, until such time as Layne obtains the approval of its shareholders to issue shares in excess of 20% of Layne’s outstanding shares. This is in accordance with NASDAQ Global Select Market listing standards. As of July 31, 2014, the if-converted value did not exceed its principal amount.

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

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” Layne separately accounts for the liability and equity conversion components of the Convertible Notes. The principal amount of the liability component of the Convertible Notes was $106.0 million as of the date of issuance based on the present value of its cash flows using a discount rate of 8.0%, Layne’s approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $19.0 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.8 million and deferred taxes totaling $7.1 million were allocated to the equity conversion component. The liability component will be accreted to the principal amount of the Convertible Notes using the effective interest method over five years.

In accordance with guidance in ASC Topic 470-20 and ASC Topic 815-15, “Embedded Derivatives,” Layne determined that the embedded conversion components and other embedded derivatives of the Convertible Notes do not require bifurcation and separate accounting.

The following table presents the carrying value of the Convertible Notes as of July 31, 2014 (in thousands):

Carrying amount of the equity conversion component	$11,128

Principal amount of the Convertible Notes	$125,000
Unamortized debt discount (1)	(16,614)

Net carrying amount	$108,386

(1)	As of July 31, 2014, the remaining period over which the unamortized debt discount will be amortized is 51 months using an effective interest rate of 9%.

Credit Agreement

Layne previously maintained a Credit Agreement which extended to March 25, 2016. During FY2014, the Credit Agreement was amended as it was unlikely Layne would be in compliance with its covenants for the quarters ended April 30, 2013, July 31, 2013 and October 31, 2013.

In November, 2013, the Convertible Notes offering, as discussed previously in this note to the condensed consolidated financial statements, generated net proceeds of approximately $105.4 million, which were used to pay all amounts then outstanding under the Credit Agreement.

On April 15, 2014, Layne entered into an ABL facility as discussed previously in this note to the condensed consolidated financial statements, and terminated the Credit Agreement. The balance owed on the Credit Agreement was $1.5 million as of April 15, 2014. Layne used a portion of the proceeds from the ABL facility to pay the outstanding balance on the Credit Agreement and to cash collateralize the then existing outstanding letters of credit of $32.6 million issued under the Credit Agreement until such letters of credit could be transitioned to the ABL facility. As of July 31, 2014, $4.1 million of cash collateralized letters of credit remain outstanding and are classified as short term restricted cash on the condensed consolidated balance sheet.

Remaining unamortized debt issuance costs of $1.1 million associated with the Credit Agreement were written off as of April 15, 2014, in conjunction with the termination of the agreement.

4. Other Income, Net

Other income, net consisted of the following for the three and six months ended July 31, 2014 and 2013:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Gain from disposal of property and equipment	$278	$934	$330	$4,325
Interest income	20	238	28	81
Currency exchange gain (loss)	137	(2)	75	(138)
Other income (loss)	214	(207)	165	259

Total	$649	$963	$598	$4,527

Other income for the three and six months ended July 31, 2014 decreased by $0.3 million and $3.9 million from the same periods last year primarily due to the reduction in gain from disposal of property and equipment.

During July 2013, Layne determined its investment in a joint venture was no longer viable. The related investment of $0.6 million was determined to be unrecoverable and was written off as other expenses. In April 2013, Layne received insurance proceeds totaling $0.5 million as payment for equipment lost in a fire. These proceeds are included in gains from disposal of property and equipment.

5. Income Taxes

Income tax expense for continuing operations of $0.2 million and $1.9 million were recorded in the three and six months ended July 31, 2014, respectively, compared to $50.5 million and $57.1 million for the same periods last year. Layne recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three and six months ended July 31, 2014. Included in tax expense for the three and six months ended July 31, 2013, Layne recorded $42.6 million and $50.6 million of discrete period non-cash charges relating to valuation allowances provided on deferred tax assets established in prior years. The effective tax rates for continuing operations for the three and six months ended July 31, 2014 were (1.4)% and (5.1)%, respectively, compared to (179.2)% and (126.8)% for the same periods last year. The difference in the effective rate as compared to the statutory rate for the three and six months ended July 31, 2014 was primarily due to valuation allowances recorded during the respective periods on current year losses. The difference in the effective rate as compared to the statutory rate for the three and six months ended July 31, 2013 was primarily due to the discrete period charge for valuation allowances provided on previously recorded deferred tax assets.

After valuation allowances, Layne maintains no domestic net deferred tax assets and $1.4 million of deferred tax assets from various foreign jurisdictions where management believes that realization is more likely than not. Management will continue to evaluate all of the evidence in future quarters and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude Layne from using its loss carryforwards or utilizing other deferred tax assets in the future.

As of July 31, and January 31, 2014, the total amount of unrecognized tax benefits recorded was $15.0 million and $15.3 million respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $4.0 million due to settlements of audit issues and expiration of statutes of limitation. Layne classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Layne reports income tax-related interest and penalties as a component of income tax expense. As of July 31, and January 31, 2014, the total amount of liability for income tax-related interest and penalties was $8.7 million and $8.4 million, respectively.

6. Fair Value Measurements

Layne’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to each asset or liability. The financial instruments held at fair value are presented below as of July 31, 2014 and January 31, 2014:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
July 31, 2014
Financial Assets:
Current restricted deposits held at fair value	$4,145	$4,145	$—	$—
Long term restricted deposits held at fair value	4,949	4,949	—	—
Financial Liabilities:
Convertible Notes(1)	108,386	—	108,386	—
January 31, 2014
Financial Assets:
Current restricted deposits held at fair value	2,881	2,881	—	—
Cash surrender value of company-owned life insurance(2)	10,651	—	10,651	—
Long term restricted deposits held at fair value	4,964	4,964	—	—
Preferred units of SolmeteX, LLC	466	—	—	466
Financial Liabilities:
Convertible Notes (1)	106,782	—	106,782	—

(1)	The fair value of the Convertible Notes is based upon observable inputs of Layne’s underlying stock price and the time value of the conversion option, since observable quoted prices of the 4.25% Convertible Notes are not readily available.
(2)	The fair value of the cash surrender value of company-owned life insurance is based on quoted prices for similar assets in actively traded markets

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

7. Stock and Stock Option Plans

Layne has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of July 31, 2014, there were 1,282,995 shares which remain available to be granted under the plans as stock options. Layne has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. Layne granted 405,009 restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the second quarter of FY2015. Layne also granted 176,280 performance vesting shares under the Layne Christensen Company 2006 Equity Incentive Plan during the second quarter of FY2015. The grants consist of both service based awards and market based awards.

Compensation expense recognized for the three months ended July 31, 2014, was zero due to the reversal of previously recognized compensation expense, from forfeitures of nonvested awards and adjustments as a result of management’s analysis of the probability of performance conditions being satisfied. Layne recognized compensation cost for these share-based plans of $0.8 million for the three months ended July 31, 2013, and $0.5 million and $2.0 million during the six months ended July 31, 2014 and 2013, respectively. There was no income tax benefit recognized for share-based compensation arrangements for the three months ended July 31, 2014. The total income tax benefit recognized for share-based compensation arrangements was $0.3 million for the three months ended July 31, 2013, and $0.2 million and $0.8 million for the six months ended July 31, 2014 and 2013, respectively.

A summary of nonvested share activity for the six months ended July 31, 2014, is as follows:

	Number of Shares	Average Grant Date Fair Value (per share)	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2014	292,423	$23.42	$4,959
Granted—Directors	13,090	17.19
Granted—Restricted stock units	391,919	17.10
Granted—Performance vesting shares	176,280	9.60
Vested	(12,244)	26.12
Forfeited	(230,600)	19.52

Nonvested stock at July 31, 2014	630,868	$16.88	$6,845

Transactions for stock options for the six months ended July 31, 2014, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2014	1,105,812	$24.22	5.7	$618
Granted	211,177	15.62		—
Forfeited	(22,237)	21.67
Expired	(55,126)	16.63		—

Outstanding at July 31, 2014	1,239,626	23.14	6.2	—

Exercisable at February 1, 2014	790,905	24.84	4.5	592
Exercisable at July 31, 2014	868,498	25.19	4.9	—

All options were granted at an exercise price equal to the fair market value of Layne’s common stock at the date of grant. The weighted average fair value at the date of grant for the options granted was $6.58 and $9.65 for the six months ended July 31, 2014 and 2013, respectively. The fair value was based on an expected life of approximately seven years, no dividend yield, an average risk-free rate of 1.35% and 1.6%, respectively, and assumed volatility of all options outstanding are expected to be between 47.82% and 49.8%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

8. Investment in Affiliates

Layne’s investments in affiliates are carried at the original cost of the investment consideration at the date acquired, plus Layne’s equity in undistributed earnings from that date. These affiliates are engaged in mineral exploration drilling, infrastructure construction and the manufacture and supply of drilling equipment, parts and supplies.

	Percentage Owned Directly	Percentage Owned Indirectly
Boyles Bros Servicios Tecnicos Geologicos S.A. (Panama)	50.00%
Boytec, S.A. (Panama)		50.00%
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)		50.00
Sondajes Colombia, S.A. (Colombia)		50.00
Mining Drilling Fluids (Panama)		25.00
Plantel Industrial S.A. (Chile)		50.00
Christensen Chile, S.A. (Chile)	50.00
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Centro Internacional de Formacion S.A. (Chile)		50.00
Geoestrella S.A. (Chile)		25.00
Diamantina Christensen Trading (Panama)	42.69
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boyles Bros., Diamantina, S.A. (Peru)	29.49
Case-Bencor, Joint Venture	65.00

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on Layne’s investment and results of operations are not significant. Summarized financial information of the affiliates, was as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Income statement data:
Revenues	$61,054	$65,467	$109,015	$133,947
Gross profit	8,820	6,897	15,400	16,303
Operating income	3,419	349	4,537	635
Net income (loss)	3,697	(2,539)	3,592	(3,172)

9. Operating Segments

Layne is a global solutions provider to the world of essential natural resources – water, minerals and energy. Management defines the operational organizational structure into discrete divisions based on primary product lines. Each division comprises a combination of individual district offices, which primarily offer similar types of services and serve similar types of markets.

Layne’s segments are defined as follows:

Water Resources Division

Water Resources provides its customers with an array of water management solutions; discovery and defining of water sources through hydrologic studies, water supply development through water well drilling and intake construction, and water delivery through pipeline and pumping infrastructure. The division also brings new technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. Water Resources drills deep injection wells for industrial (primarily power) and municipal clients that need to dispose of wastewater associated with their processes. Water Resources provides water systems and services in most regions of the U.S.

Inliner Division

Inliner provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner® cured-in-place pipe (“CIPP”) which allows it to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Construction of a new wetout facility has been completed and Inliner now has the ability to supply both traditional felt based CIPP lining tubes cured with water or steam as well as fiberglass based lining tubes cured with ultraviolet light. Inliner is somewhat unique in that the technology itself, the liner tube manufacturer and the largest installer of the Inliner CIPP technology are all housed within Layne’s family of companies. While Inliner focuses on our proprietary Inliner CIPP, it is committed to full system renewal. Inliner also provides a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

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

Geoconstruction Division

Geoconstruction provides specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets around the globe. Geoconstruction has the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, it offers extensive experience in successful completion of complex and schedule-driven major underground construction projects. Geoconstruction provides services that are focused primarily on the foundation systems for dams/ levees, tunnels, shafts, utility systems, subways and other transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems. Geoconstruction previously provided services in most regions of the U.S., as well as Brazil, Uruguay and Italy. With the sale of its Costa Fortuna operation, as discussed in Note 10 to the condensed consolidated financial statements, Geoconstruction services will be provided in the U.S. and Italy.

Mineral Services Division

Mineral Services conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. The service offerings include both exploratory (‘greenfield’) and definitional (‘brownfield’) drilling. Global mining companies hire Mineral Services to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if a minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization expertise. The primary markets are in the western U.S., Mexico, Australia, South America and Africa. Layne also has ownership interests in foreign affiliates operating in Latin America that form the primary presence in this market.

Energy Services Division

Energy Services focuses its efforts to provide a closed loop water management solution to energy companies involved in hydraulic fracturing. The initial focus is in the water-stressed Permian Basin of West Texas, where Energy Services is providing water sourcing, transfer and treatment for oil and gas producers. Layne’s expertise in water well drilling and water treatment, provides a sustainable and environmentally responsible solution for the water needs of energy companies operating in a part of the country which has significant water shortages and drought. Layne is able to transport water from the source to the well site (where hydraulic fracturing occurs), treat the produced water and then recapture and recycle the treated water for use in other hydraulic fracturing operations. The system is designed to have virtually no surface discharge of formation or produced and treated water. Energy Services offers its services in most regions of the U.S.

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

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Revenues
Water Resources	$53,431	$44,657	$96,557	$89,069
Inliner	39,837	37,885	73,320	68,165
Heavy Civil	53,170	75,771	102,588	149,611
Geoconstruction	26,263	10,531	45,777	23,101
Mineral Services	31,971	50,150	61,459	104,553
Energy Services	4,717	1,748	7,545	3,541
Other	4,957	4,826	8,900	9,760
Intersegment eliminations	(3,983)	(4,314)	(7,624)	(9,117)

Total revenues	$210,363	$221,254	$388,522	$438,683

Equity in earnings (losses) of affiliates
Geoconstruction	$2,747	$—	$2,747	$—
Mineral Services	(212)	(1,307)	(278)	(1,788)

Total equity in earnings (losses) of affiliates	$2,535	$(1,307)	$2,469	$(1,788)

(Loss) income from continuing operations before income taxes
Water Resources	$5,134	$1,636	$6,959	$1,610
Inliner	3,726	3,969	8,569	6,308
Heavy Civil	(4,637)	(49)	(13,217)	(1,542)
Geoconstruction	649	(19,117)	(71)	(23,476)
Mineral Services	(1,144)	1,042	(4,943)	2,182
Energy Services	(836)	(923)	(1,562)	(1,489)
Other	41	(68)	161	342
Unallocated corporate expenses	(11,727)	(13,533)	(26,739)	(26,974)
Interest expense	(3,160)	(1,156)	(7,298)	(2,015)

Total loss from continuing operations before income taxes	$(11,954)	$(28,199)	$(38,141)	$(45,054)

Product Line Revenue Information
Water systems	$56,910	$46,673	$101,339	$93,925
Water treatment technologies	5,134	9,811	8,933	20,577
Sewer rehabilitation	39,837	37,885	73,320	68,165
Water and wastewater plant construction	33,668	39,241	65,711	83,378
Pipeline construction	14,559	26,923	28,020	46,500
Soil stabilization	26,926	12,981	47,298	28,860
Environmental and specialty drilling	1,549	2,089	3,240	2,634
Exploration drilling	28,236	43,986	54,911	91,915
Energy Services	3,544	1,665	5,750	2,729

Total revenues	$210,363	$221,254	$388,522	$438,683

Geographic Information
Revenue
United States	$185,490	$177,619	$339,524	$349,013
Africa/Australia	7,401	13,977	12,693	28,483
South America	3,545	4,474	7,229	8,384
Mexico	9,197	16,054	19,811	35,632
Other foreign	4,730	9,130	9,265	17,171

Total revenues	$210,363	$221,254	$388,522	$438,683

10. Discontinued Operations

Costa Fortuna

Layne is currently performing a global strategic review of its operations to evaluate under-performing divisions, service lines or non-core assets. As part of this reassessment, Layne examined the strategy of expanding the Geoconstruction business into Brazil and other South American markets through its Costa Fortuna business (“Costa Fortuna”). Management considered the operating losses experienced at Costa Fortuna and the likelihood they would continue, the low volume of backlog during the second quarter of FY2015, as well as expected capital needs of the business. The sluggish economy in Brazil and the weak infrastructure demand were also considered. As a result of the evaluation in the second quarter, management determined that the expected return on its capital requirements was not sufficient to justify further investment. Therefore, Layne determined that Costa Fortuna would be disposed of during the second quarter of FY2015. Further, Layne determined Costa Fortuna met the criteria as a discontinued operation during the second quarter of FY2015 and reflected it as such in the condensed consolidated financial statements.

On July 31, 2014, Layne disposed of Costa Fortuna to Aldo Corda, the original owner and current manager of the business at the time of the disposal. The transaction was structured as the sale by Layne of all of the issued and outstanding shares of Holub, S.A., a Uruguay sociedad anonima, and its subsidiaries in exchange for $4.4 million, payable to Layne as described below.

In conjunction with the transaction, Layne acquired certain equipment with an estimated value of $2.1 million by reducing the intercompany receivable owed by Costa Fortuna. The remaining intercompany receivable due from Costa Fortuna was assigned as part of the transaction in exchange for $1.3 million.

The purchase price for the shares and remaining intercompany receivable is payable in future years, beginning with the year ended December 31, 2015, based on 33.33% of Costa Fortuna’s income before taxes for such year. The unpaid portion of the purchase price will accrue interest at the rate of 2.5% per annum. The unpaid balance of the purchase price, plus accrued interest, is due and payable to Layne on July 31, 2024. The loss to Layne on the sale of the business was $38.3 million. This loss is included on the condensed consolidated statements of operations as a loss from discontinued operations.

The major classes of assets and liabilities of Costa Fortuna were as follows:

As of January 31,
(in thousands)	2014
Major classes of assets
Cash	$171
Accounts receivable	6,053
Inventory	4,813
Other current assets	6,556

Total current assets discontinued operations	17,593

Total other assets discontinued operations	38,250

Total major classes of assets of discontinued operations	$55,843

Major classes of liabilities
Accounts payable	$2,936
Short-term borrowings	6,396
Other current liabilities	5,697

Total current liabilities discontinued operations	15,029

Other long term liabilities discontinued operations	1,186

Total major classes of liabilites of discontinued operations	$16,215

The major classes of items constituting the loss of Costa Fortuna are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands)	2014	2013	2014	2013
Revenue	$6,314	$10,761	$19,395	$19,778
Cost of revenues (exclusive of depreciation and amortization, shown below)	(7,861)	(8,718)	(15,865)	(16,081)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(1,385)	(1,133)	(2,966)	(2,869)
Depreciation and amortization	(1,279)	(1,098)	(2,534)	(2,253)
Other expense items	(241)	(1,289)	(826)	(1,541)

Total pretax operating loss on discontinued operations	(4,452)	(1,477)	(2,796)	(2,966)
Income tax (expense) benefit	(67)	288	(517)	1,108

Total operating loss on discontinued operations	$(4,519)	$(1,189)	$(3,313)	$(1,858)

Net book value of proceeds to be received	2,638	—	2,638	—
Net book value of assets sold	(37,083)	—	(37,083)	—
Reclassification adjustment for foreign currency translation	(3,636)	—	(3,636)	—
Fees associated with sale	(120)	—	(120)	—

Pretax loss on sale of discontinued operations	(38,201)	—	(38,201)	—
Income tax expense	(120)	—	(120)	—

Total loss on discontinued operations	$(42,840)	$(1,189)	$(41,634)	$(1,858)

SolmeteX

Layne authorized the sale of its SolmeteX operations during the first quarter of FY2014 as part of an analysis of whether businesses align with the One Layne strategy. As of April 30, 2013, Layne considered SolmeteX a discontinued operation and reflected it as such in the condensed consolidated financial statements. On July 31, 2013, Layne completed the sale of its SolmeteX operations to a third party. Pursuant to the sale agreement, Layne received $750,000 in preferred units of SolmeteX, LLC and received $10.6 million of cash on August 1, 2013. The preferred units had a 4% yield accruing daily, compounded quarterly on the unreturned capital and unpaid preferred yield. Layne valued the units at $0.4 million based on the redemption timeline and the stated yield. These preferred units were recorded at their valuation amount on the balance sheet as part of Other Assets. During the second quarter of FY2014, the gain on the sale of the assets was $8.3 million and was included on the condensed consolidated statement of operations as income from discontinued operations.

In July 2014, Layne redeemed for cash all of the preferred units to SolmeteX, LLC, for the then recorded valuation amount of $0.5 million.

The financial results of the SolmeteX discontinued operation is as follows:

	Three Months Ended July 31,	Six Months Ended July 31,
(in thousands)	2013	2013
Revenues	$1,691	$3,552
Income before income taxes	8,820	9,505
Income tax expense	(3,439)	(3,707)
Net income from discontinued operations	5,381	5,798

11. Contingencies

Layne’s drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when Layne, as is frequently the case, conducts a project on a fixed-price, bundled basis where it delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, Layne is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its services and products. Litigation arising from any such occurrences may result in Layne being named as a defendant in lawsuits asserting large claims. Although Layne maintains insurance protection that it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which it may be subject or that Layne will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which Layne is not fully insured could have a material adverse effect on it. In addition, Layne does not maintain political risk insurance with respect to its foreign operations.

As previously reported, in connection with updating its Foreign Corrupt Practices Act (“FCPA”) policy, questions were raised internally in late September 2010 about, among other things, the legality of certain payments by Layne to agents and other third parties interacting with government officials in certain countries in Africa. The Audit Committee of the Board of Directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. The internal investigation found documents and information suggesting that improper payments, which may have violated the FCPA and other local laws, were made over a considerable period of time, by or on behalf of, certain foreign subsidiaries of Layne to third parties interacting with government officials in Africa relating to, among other things, the payment of taxes, the importing of equipment and the employment of expatriates. Layne made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) regarding the results of the investigation and have cooperated with the DOJ and the SEC in connection with their review of the matter. On August 6, 2014, the DOJ notified Layne that inquiry into this matter has been closed. The investigation by the SEC remains ongoing.

Layne is engaged in discussions with the SEC regarding a potential negotiated resolution of these matters. Layne believes that it is likely that any settlement will include both the payment of a civil monetary fine and the disgorgement of any improper benefits. Based on the results of Layne’s internal investigation, an analysis of recent and similar FCPA resolutions and discussions with the staff of the SEC, the current estimate of a potential settlement amount for resolving these matters (including the amount of a monetary civil penalty and the disgorgement of improper benefits plus pre-judgment interest) is $5.1 million. As a result, and taking into account the DOJ’s decision to close its investigation into this matter, Layne has reduced its previous accrual for resolution of this matter from $10.4 million to $5.1 million.

On April 17, 2013, an individual person filed a purported class action suit against three of Layne’s subsidiaries previously engaged in oil and gas production activities and two other companies supposedly on behalf of all lessors and royalty owners from 2004 to the present. Plaintiff essentially alleges that Layne and the two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas. The plaintiff’s suit was initially filed in the District Court of Wilson County, Kansas. On July 3, 2013, the case was removed by a co-defendant to the U.S. District Court for the District of Kansas. On April 1, 2014, the plaintiff voluntarily dismissed one of the other two company defendants without prejudice. The case is still in the early stages of the proceedings, but Layne believes it has meritorious legal position and will continue to represent and defend Layne’s interests vigorously in this matter.

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

12. Restructuring Costs

On June 12, 2014, the Board of Directors approved a restructuring plan (“Plan”). The implementation cost of the Plan was initially expected to cost between $1.5 million and $2.5 million. Management has spent considerable time evaluating and refining the Plan during the second quarter of FY2015. As of July 31, 2014, the implementation cost is expected to be approximately $3.5 million, the majority of which would result in cash expenditures. Approximately $0.9 million is expected to be comprised of one-time severance charges and related expenses due to select reductions in the global workforce. Other expenses would result from charges associated with process improvements and asset impairments.

During the second quarter of FY2015, Layne began implementing its restructuring Plan. Initial reductions of personnel occurred throughout the organization. Consolidation of certain locations to improve upon efficiencies also occurred. Layne expects to continue with the restructuring Plan and to recognize the implementation costs associated with executing this Plan during the remainder of FY2015. The liability associated with the restructuring as of July 31, 2014 is approximately $0.7 million.

(in thousands)	Incurred for three months ended July 31, 2014	Remaining to be incurred	Total
Severance and other personnel-related costs
Water Resources	$60	$312	$372
Heavy Civil	37	—	37
Mineral Services	16	151	167
Energy Services	50	—	50
Unallocated Corporate	79	211	290
Other
Water Resources	—	175	175
Mineral Services	1,086	—	1,086
Unallocated Corporate	—	1,310	1,310

Total	$1,328	$2,159	$3,487

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Item 1 thereto, as well as the consolidated financial statements included in the Annual Report on Form 10-K for the year ended January 31, 2014 (“Annual Report”). As used herein, phrases such as “Layne”, “we”, “our”, and “us” intend to refer to Layne Christensen Company when used.

Executive Summary

Layne is a global water management, construction and drilling company. Layne provides responsible solutions for water, mineral and energy challenges. This integrated approach allows Layne to offer more than individual services, it ensures streamlined communications, expedited timelines, and a constant focus on its overriding values of safety, integrity and excellence.

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

Revenues decreased $10.9 million, or 4.9%, to $210.4 million, for the three months ended July 31, 2014, and decreased $50.2 million, or 11.4%, to $388.5 million for the six months ended July 31, 2014, as compared to the same periods last year. On a year-to-date basis, revenues decreased in Heavy Civil and Mineral Services. Water Resources, Inliner, Geoconstruction and Energy Services recorded higher levels of revenue compared to the same periods last year. A further discussion of results of operations by segment is presented below.

Cost of revenues decreased $4.4 million or 2.4% to $179.0 million (85.1% of revenues) and $32.5 million or 8.9% to $333.1 million (85.7% of revenues) for the three and six months ended July 31, 2014, compared to $183.4 million (82.9% of revenues) and $365.6 million (83.3% of revenues) for the same periods last year. The increases as a percentage of revenues are primarily due to margin declines in Heavy Civil and Mineral Services.

Selling, general and administrative expenses decreased 19.6% to $28.8 million and 18.4% to $62.0 million for the three and six months ended July 31, 2014, compared to $35.8 million and $76.0 million for the same periods last year. For the three months ended July 31, 2014 the decrease was due to a reduction in accrued FCPA liability of $5.2 million, a decrease in relocation expenses of $2.7 million, travel of $0.3 million, temporary services of $0.4 million, and compensation expense of $1.3 million. These decreases were partially offset by increase of $1.8 million in legal and professional fees and $1.1 million in consulting expenses. For the six months ended July 31, 2014 the decrease in expenses compared to the prior period was due to a decrease in relocation expenses of $5.9 million, the reduction in accrued FCPA liability of $5.2 million, a decrease in compensation expenses of $3.8 million, a decrease in travel of $0.8 million and a decrease in legal expenses of $0.5 million. These decreases were partially offset by an increase in consulting expenses of $2.4 million.

Depreciation and amortization decreased 6.1% to $13.2 million and 8.2% to $25.9 million for the three and six months ended July 31, 2014, compared to $14.1 million and $28.2 million for the same periods last year. The decreases were primarily due to reductions in capital expenditures as Layne continues to manage its liquidity position.

In connection with the restructuring plan approved by the Board of Directors in June 2014, Layne incurred restructuring costs of $1.3 million for the three months ended July 31, 2014. These primarily consisted of severance and other related costs associated with workforce reductions and costs to move and consolidate equipment and inventories.

Equity in earnings (losses) of affiliates increased to earnings of $2.5 million for each of the three and six months ended July 31, 2014, compared to losses of $(1.3) million and $(1.8) million for the same periods last year. The earnings in the current periods consist of near breakeven performance by our international affiliates and earnings from domestic affiliates in the second quarter of $2.7 million. Layne’s domestic affiliates consist of joint ventures engaged in the geoconstruction business.

Interest expense increased to $3.2 million and $7.3 million for the three and six months ended July 31, 2014, compared to $1.2 million and $2.0 million for the same periods last year. The increase in interest expense for the three and six months ended July 31, 2014 is related to higher borrowings and higher interest rates coupled with the amortization of deferred loan fees related to the Convertible Notes and the ABL facility. The interest expense for the six months ended July 31, 2014 also includes the write off during the first quarter of the unamortized debt issuance costs associated with the previous Credit Agreement of $1.1 million.

Other income, net for the three months ended July 31, 2014, consisted primarily of gains of $0.3 million on the sale of equipment and foreign exchange gains of $0.1 million. Other income, net for the six months ended July 31, 2014, consisted primarily of gains on equipment sales of $0.3 million.

Income tax expense of $0.2 million and $1.9 million were recorded for the three and six months ended July 31, 2014, respectively, compared to $50.5 million and $57.1 million for the same periods last year. During the six months ended July 31, 2014, no tax benefit was recorded on losses generated in the U.S. and certain foreign jurisdictions. During the six months ended July 31, 2013, a non-cash tax charge of $50.6 million was recorded as a result of valuation allowances provided on deferred tax assets established in prior years.

Recent Developments

During the second quarter of FY2015, the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer resigned from Layne. The Chief Executive Officer and Chief Financial Officer positions have been filled on an interim basis while the Board of Directors conducts the search for permanent replacements. At this time, Layne intends for the Chief Financial Officer to also serve as the Chief Accounting Officer.

Layne has been notified by the DOJ that inquiry into potential violations of the FCPA as discussed in Note 11 to the condensed consolidated financial statements have been closed. The investigation by the SEC remains ongoing. Layne has reduced its previous accrual of $10.4 million to $5.1 million to reflect Layne’s current estimate of a potential settlement with the SEC

Water Resources has experienced an 8% increase in its revenue for the first six months of FY2015 compared to the same period last year. The segment has seen an increase in demand, particularly with agribusiness in the western portion of the U.S., which continues to experience drought conditions.

Inliner’s revenues have increased 8% for the first six months of FY2015, compared to the same period last year. The operating segment experienced a decrease in income before income taxes of 6.1% for the quarter due to delays beyond its control on certain projects. For the first six months of FY2015 compared to the same period last year, Inliner increased income before income taxes by 35.8% due to an increase in work orders under existing contracts.

Heavy Civil experienced cost overruns, during the six months ended July 31, 2014, associated with the completion of certain Heavy Civil contracts. Heavy Civil’s revenues decreased by 31.4% for the first six months of FY2015 compared to the same period last year.

In August 2014, Layne announced that Geoconstruction had been awarded a $132.5 million contract with the U. S. Army Corps of Engineers for the East Branch Dam located in Pennsylvania. The project is scheduled to commence later this year and is expected to be completed by the end of FY2019. This project is not included in backlog for Geoconstruction as of July 31, 2014.

Mineral Services revenue has continued to decline during the first six months of FY2015 with a 41% decrease compared to last year at this time. Commodity prices continue to be volatile and rig utilization throughout the industry is running low. Demand for new projects is often for shorter periods of time, causing higher mobilization and demobilization costs. Management is actively reviewing current operating locations, particularly in Africa, to determine restructuring of this segment’s locations to maximize efficiencies.

Energy Services revenue is growing as it continues to penetrate the oil and gas services market. It has signed additional master service agreements and expects to execute additional ones during the remainder of FY2015. As this operating segment continues to grow, it is managing its operating costs to better match its ongoing growth.

The Board of Directors approved management’s restructuring Plan to implement a series of short and long term cost reduction measures. The savings generated from the implementation of the Plan will be derived from various areas within Layne, including workforce reductions, operational and functional reorganization and outsourcing or redesign of company processes. In addition, Layne is undertaking a strategic review of its operations to evaluate alternatives for under-performing divisions, service lines or non-core assets to improve profitability or generate cash. During the second quarter of FY2015, Layne has:

•	identified and completed the sale of Costa Fortuna as discussed in Note 10 to the condensed consolidated financial statements

•	implemented workforce reductions; and

•	begun consolidation or closure of certain locations in Mineral Services.

Layne will continue implementing various phases of the Plan throughout the remainder of FY2015.

As a result of Layne’s operating performance over the past three fiscal years, its liquidity has been reduced. Layne’s ability to maintain adequate liquidity to support its operations is dependent on improving operating performance, the achievement of the restructuring Plan, and continued access to credit facilities and surety bonding on reasonable terms and conditions. Further discussion of Layne’s liquidity and other risks are included in “Liquidity and Capital Resources” and in Part II, Item 1A, “Risk Factors”.

Operating Segment Review of Operations

Water Resources Division (in thousands)	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$53,431	$44,657	$8,774	19.6%	$96,557	$89,069	$7,488	8.4%
Income before income taxes	5,134	1,636	3,498	213.8	6,959	1,610	5,349	332.2

Water Resources revenues increased $8.8 million to $53.4 million for the three months ended July 31, 2014 and increased $7.5 million to $96.6 million for the six months ended July 31, 2014. Income before income taxes increased to $5.1 million (9.6% of revenues) from $1.6 million (3.7% of revenues) for the three months ended July 31, 2014 and July 31, 2013, respectively. For the six months ended July 31, 2014 and July 31, 2013, income before income taxes increased to $7.0 million (7.2% of revenues) from $1.6 million (1.8% of revenues), respectively.

Water Resources has experienced growth in both revenues and income before income taxes during the three months ended July 31, 2014 due in part to an increased level of projects in California and other parts of the western U.S. Inadequate water infrastructure in those regions, combined with lingering drought conditions have provided this segment with the contracts for water management services, particularly with the agribusiness market. The ongoing implementation of cost controls and the effects of first quarter FY2015 strategic consolidation of certain offices within the segment have resulted in increased operating leverage from its overhead costs and a continuing improvement of income before income taxes. Cost controls have resulted in a reduction in selling expenses for the six months ended July 31, 2014 of $1.6 million or 10% compared to the same period in FY2014.

Inliner Division (in thousands)	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$39,837	$37,885	$1,952	5.2%	$73,320	$68,165	$5,155	7.6%
Income before income taxes	3,726	3,969	(243)	(6.1)	8,569	6,308	2,261	35.8

Inliner revenues increased $2.0 million to $39.8 million for the three months ended July 31, 2014, and increased by $5.2 million to $73.3 million for the six months ended July 31, 2014. Income before income taxes decreased slightly to $3.7 million (9.4% of revenues) from $4.0 million (10.5% of revenues) for the three months ended July 31, 2014 and July 31, 2013. For the six months ended July 31, 2014 and July 31, 2013, income before income taxes increased to $8.6 million (11.7% of revenues) from $6.3 million (9.3% of revenues), respectively.

The decreases in income before taxes for the three months ended July 31, 2014, resulted primarily from a delay on a project beyond its control. Crews had been deployed to the site when this delay occurred, causing additional costs of $0.3 million. The project has since started and no further delays are expected.

Heavy Civil Division (in thousands)	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$53,170	$75,771	$(22,601)	(29.8)%	$102,588	$149,611	$(47,023)	(31.4)%
Loss before income taxes	(4,637)	(49)	(4,588)	*	(13,217)	(1,542)	(11,675)	(757.1)

*Not meaningful

Heavy Civil revenues decreased $22.6 million to $53.2 million for the three months ended July 31, 2014, and decreased by $47.0 million to $102.6 million for the six months ended July 31, 2014. Loss before income taxes increased to $(4.6) million (-8.7% of revenues) from essentially breakeven for the three months ended July 31, 2014 and 2013, respectively. For the six months ended July 31, 2014 and 2013, loss before income taxes increased to $(13.2) million (-12.9% of revenues) from $(1.5) million (-1.0% of revenues), respectively.

Heavy Civil has certain projects in the final stages of completion that are complex and difficult in nature, which have extended over multiple years. These projects, which were discussed in the Annual Report and in the first quarter Form 10Q for FY2015, incurred additional losses of $1.1 million and $4.3 million during the three and six months ended July 31, 2014. The segment continues to struggle to complete projects that are in the final stages of completion. The estimated costs to complete these projects have been updated to reflect the best information available to us at this time and all estimated future losses have been recorded. However, it is possible that as the work progresses to completion that we could encounter unforeseen conditions or events which would cause us to revise our estimates and could result in further losses.

As a result of the project losses, the low gross profit margins have not been sufficient to offset overhead costs. The results of Heavy Civil for the six months ended July 31, 2014, were also affected by severe weather conditions experienced in many parts of the U.S during the first quarter. Projects which were already experiencing cost overruns were delayed even further than anticipated due to heavy snowfall. Adverse weather conditions also caused an increase in expenses on projects as, once the weather subsided, work was restarted out of sequence to try and meet time constraints implicit within the contracts of certain projects, thereby further reducing profitability.

Heavy Civil has made a strategic decision to reduce its volume of hard bid type contracts and to concentrate on increasing its opportunities for negotiated or alternative delivery contracts, which we believe have less risk. Accordingly, we expect our revenue levels to decline as compared to prior periods for the balance of the fiscal year.

Geoconstruction Division (in thousands)	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$26,263	$10,531	$15,732	149.4%	$45,777	$23,101	$22,676	98.2%
Income (loss) before income taxes	649	(19,117)	19,766	103.4	(71)	(23,476)	23,405	99.7
Equity in earnings (losses) of affiliates, included above	2,747	—	2,747	*	2,747	—	2,747	*

*Not meaningful

Geoconstruction revenues increased $15.7 million to $26.3 million for the three months ended July 31, 2014, and increased by $22.7 million to $45.8 million for the six months ended July 31, 2014. Income before income taxes increased to $0.6 million (2.5% of revenues from $(-19.1) million (-181.5% of revenues) for the three months ended July 31, 2014 and 2013, respectively. For the six months ended July 31, 2014 and 2013, income before income taxes increased to essentially breakeven from $(-23.5) million (-101.6% of revenues), respectively. The comparison of income (loss) before income taxes for the current periods to the prior year are impacted by a goodwill impairment charge of $14.6 million in the three month and six months ended July 31, 2013. These improvements were primarily due to strong project performance in the first quarter of FY2015 and the equity earnings from the affiliates in the second quarter of FY2015. During the three months ending July 31, 2014, a joint venture affiliate of the segment began a project in Seattle which is providing equity earnings to the segment for FY2015.

Results in the three months and six months ended July 31, 2014 were impacted by a $3.5 million settlement of a long-standing contract dispute.

Geoconstruction continues to execute on contracts in San Francisco and Hawaii that have been previously announced, accounting for the significant increases in revenue year over year.

Mineral Services Division (in thousands)	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$31,971	$50,150	$(18,179)	(36.2)%	$61,459	$104,553	$(43,094)	(41.2)%
(Loss) income before income taxes	(1,144)	1,042	(2,186)	(209.8)	(4,943)	2,182	(7,125)	(326.5)
Equity in losses of affiliates, included above	(212)	(1,307)	1,095	83.8	(278)	(1,788)	1,510	84.5

*Not meaningful

Mineral Services revenues decreased $18.2 million to $32.0 million for the three month ended July 31, 2014, and decreased by $43.1 million to $61.5 million for the six months ended July 31, 2014. Income (loss) before income taxes decreased to a loss of $(1.1) million (-3.6% of revenues) from income of $1.0 million (2.1% of revenues) for the three months ended July 31, 2014 and 2013, respectively. For the six months ended July 31, 2014 and 2013, income (loss) before income taxes decreased to a loss of $(4.9) million (-8.0% of revenues) from income of $2.2 million (2.1% of revenues), respectively.

The loss before income taxes for the three and six months ended July 31, 2014, was reduced by the reduction of $5.2 million of our accrued FCPA liability as a result of the DOJ’s decision to close its investigation.

Equity in losses in affiliates decreased $1.1 million to $(0.2) million for the three months ended July 31, 2014 and decreased by $1.5 million to $(0.3) million for the six months ended July 31, 2014.

Volatile commodity prices, as well as economic and political unrest have continued to affect the mining industry as discussed in Layne’s Form 10Q for first quarter FY2015 and in its Annual Report. Global exploration spending in the mining industry has continued to decrease in every geographic region. The industry overall is continuing to see reduced utilization from previous years with very few new projects starting in calendar year 2014. Those projects that have begun are sometimes short term in nature or can experience periods of work stoppage at the owner’s direction. This causes higher direct expenses due to frequent mobilization or demobilization of rigs between locations. Management continues to believe this trend will continue throughout FY2015 and likely FY2016. In reaction to this, management has strategically reviewed its operating locations to determine efficiencies which can be gained by combining or closing locations. During the second quarter of FY2015, it was determined to close one location in Africa and consolidate two other locations. The costs associated with restructuring these facilities were estimated to be approximately $1.1 million and was expensed as of July 31, 2014.

Energy Services Division (in thousands)	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$4,717	$1,748	$2,969	169.9%	$7,545	$3,541	$4,004	113.1%
Loss before income taxes	(836)	(923)	87	9.4	(1,562)	(1,489)	(73)	(4.9)

*Not meaningful

Energy Services revenues increased $3.0 million to $4.7 million during the three months ended July 31, 2014, and increased by $4.0 million to $7.5 million for the six months ended July 31, 2014. Loss before income taxes decreased to $(0.8) million (-17.8% of revenues) from $(0.9) million (-52.8% of revenues) and increased to $(1.6) million (20.7% of revenues) from $(1.5) million (-42.1% of revenues) for the three and six months ended July 31, 2014, respectively, as compared to the same periods in FY2014.

Energy Services has experienced significant growth in revenues during the second quarter of FY2015 as it is continues to sign master service agreements and expand its services. Training of new field crews and fixed overhead costs have reduced profitability levels; however we expect profitability to improve as the new field crews are deployed and activity increases throughout the remainder of the fiscal year.

Other (in thousands)	Three Months Ended July 31,				Six Months Ended July 31,
	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$4,957	$4,826	$131	2.7%	$8,900	$9,760	$(860)	(8.8)%
Income (loss) before income taxes	41	(68)	109	*	161	342	(181)	(52.9)

*Not meaningful

Other revenues and losses before income taxes are primarily from small specialty and purchasing operations. Although the majority of the revenues are eliminated between segments, the operations produce positive earnings from purchasing discounts and third party sales.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $11.7 million and $26.7 million for the three and six months ended July 31, 2014, compared to $13.5 million and $27.0 million for the same periods last year. Of this decrease for the three months ended July 31, 2014, $2.7 million is due to a reduction in the expenses related to the relocation of Layne’s headquarters to The Woodlands, Texas, partially offset by additional legal and professional fees of $1.2 million, and restructuring costs of $0.1 million.

Backlog Analysis

Backlog represents the dollar amount of revenues Layne expects to recognize in the future from contracts that have been awarded as well as those that are currently in progress. Layne includes a project in backlog at such time as a contract is executed. Backlog amounts include anticipated revenues associated with the original contract amounts, executed change orders, and any claims that may be outstanding with customers. It does not include contracts that are in the bidding stage or have not been awarded. As a result Layne believes the backlog figures are firm, subject only to modifications, alterations or cancellation provisions contained in the various contracts. Historically, those provisions have not had a material effect on the condensed consolidated financial statements.

Layne’s backlog of uncompleted contracts at July 31, 2014, was approximately $497.2 million compared to $460.5 million at January 31, 2014. Amounts previously reported in Geoconstruction related to Costa Fortuna have been removed due to the sale of this business as of July 31, 2014. During the second quarter of FY2015, Layne executed various new awards across each of its business segments.

(in millions)	Backlog at January 31, 2014	New Business Awarded(1)	Revenues Recognized July 31, 2014	Backlog at July 31, 2014	Backlog at July 31, 2013
Water Resources	$59.8	$126.6	$96.6	$89.8	$53.0
Inliner	61.1	101.9	73.3	89.7	74.7
Heavy Civil	257.6	79.5	102.6	234.5	306.3
Geoconstruction	79.3	42.2	45.8	75.7	4.5
Mineral Services	2.7	63.3	61.5	4.5	8.1
Energy Services	—	10.5	7.5	3.0	0.3

Total	$460.5	$424.0	$387.3	$497.2	$446.9

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Liquidity and Capital Resources

Layne’s cash flow is affected by a number of factors, some of which are beyond its control. These factors include prices of material and demand for Layne’s services, operational risks, volatility in commodity prices, industry and economic conditions, and conditions in the financial markets. Layne’s financial performance has been challenged and tempered by a variety of the risks inherent to the industries and geographies it serves. Among them is the cyclical nature of the mining industry which can be affected significantly and quickly by factors beyond Layne’s control. During FY2014 and FY2015, the global mining exploration slowdown has continued. Factors such as mining company exploration budgets, commodity prices, changes in taxation policy, increasing labor costs and global credit markets affected Mineral Services financial performance.

Weak demand for infrastructure projects in the U.S. during FY2014 impacted Geoconstruction’s financial results. New projects were awarded to Geoconstruction during the fourth quarter of FY2014, continuing into FY2015. However, certain of these projects experienced delays in the initial stages. These delays were not controllable by Layne, but rather by the owner of the jobs. These jobs have resumed in the second quarter of FY2015. Delays can have a significant adverse effect on Geoconstruction’s financial results as the division was often mobilized to the sites, but was unable to continue work. In August 2014, Layne announced that Geoconstruction had been awarded a $132.5 million contract with the U. S. Army Corps of Engineers for the East Branch Dam located in Pennsylvania. The project is scheduled to commence later this year and is expected to be completed by the end of FY2019. This amount is not included in backlog for Geoconstruction as of July 31, 2014.

Heavy Civil has experienced significant losses on certain long-term construction contracts during FY2013, FY2014 and continuing into FY2015. Due to schedule delays and cost overruns on these contracts, Layne’s financial results have been adversely impacted. These projects continue to face significant issues. At July 31, 2014, Layne has provided for estimated future losses on these contracts. Although Layne continually strives to improve its ability to estimate contract costs and profitability associated with these projects, it is reasonably possible that current estimates could change and adjustments to overall contract costs may continue and be significant in future periods. This would put significant additional strain on liquidity and could have a material adverse impact on the financial position, results of operations and cash flows.

Layne has experienced losses for the past three fiscal years and has continued to do so during the first two quarters of FY2015. Layne’s primary sources of liquidity have historically been cash from operations, supplemented by borrowings under its credit facilities. Due to the continued downturn, Layne is tightly managing cash and monitoring its liquidity position. Layne has implemented certain initiatives and continues to discuss additional initiatives that could be implemented to enhance its liquidity position.

As discussed in Note 12 to the condensed consolidated financial statements, the Board of Directors has approved management’s restructuring Plan to implement a series of short-term and long-term cost reduction actions in order to improve Layne’s liquidity and results of operations. These actions are expected to generate annual savings of $17.0 million to $22.0 million with a total expected cost to implement of $3.5 million. Management believes the restructuring Plan will assist Layne to have sufficient funds and adequate financial resources available to meet its anticipated liquidity needs. The timing and costs of the restructuring Plan may vary from Layne’s current estimates based on many factors. Layne may incur other material charges not currently anticipated due to events that could be beyond Layne’s control which occur as a result of, or materially associated with, the restructuring Plan and related activities and as such, actual results could differ materially from current estimates.

Layne is currently performing a global strategic review of its operations to evaluate under-performing divisions, service lines or non-core assets. As part of this reassessment, Layne examined the strategy of expanding the Geoconstruction business into Brazil and other South American markets through Costa Fortuna. Due to the sluggish economy in Brazil, weak infrastructure project demand and a need to provide future cash funding, management recommended and the Board of Directors approved the disposition of Costa Fortuna as a necessary strategic shift away from the geoconstruction business in South America. The growth as originally expected in this market did not occur. Layne sought the most expeditious manner to dispose of the business. On July 31, 2014, Layne disposed of its Costa Fortuna business to Aldo Corda, the former owner and the current manager of Costa Fortuna for Layne. Layne sold all of the issued and outstanding shares of Holub, S.A., a Uruguay sociedad anonima, and its subsidiaries in exchange for $4.4 million of consideration.

In conjunction with the transaction, Layne acquired certain equipment with an estimated value of $2.1 million by reducing the intercompany receivable owed by Costa Fortuna. The remaining intercompany receivable due from Costa Fortuna was assigned as part of the transaction in exchange for $1.3 million.

The purchase price for the shares and remaining intercompany receivable is payable in future years, beginning with the year ended December 31, 2015, based on 33.33% of Costa Fortuna’s income before taxes for such year. The unpaid portion of the purchase price will accrue interest at the rate of 2.5% per annum. The unpaid balance of the purchase price, plus accrued interest, is due and payable to Layne on July 31, 2024. While this transaction did not generate immediate cash at the time of the transaction, Layne expects to realize cash benefits from not funding the operations of Costa Fortuna in the future.

Working Capital

Layne’s working capital, excluding discontinued operations, as of July 31, 2014, January 31, 2014 and July 31, 2013 was $106.5 million $118.7 million and $117.7 million, respectively. Layne’s cash and cash equivalents as of July 31, 2014, were $23.3 million, compared to $34.8 million as of January 31, 2014 and $23.6 million as of July 31, 2013. Working capital, excluding discontinued operations, as of July 31, 2014, decreased $12.3 million as compared to January 31, 2014, due to a variety of factors. Increases of $19.0 million in customer receivables and, $13.9 million in net contract receivables were due to seasonal increases in revenue volume. Partially offsetting these increases was an increase in accounts payable of $10.6 million, which was partially due to seasonal volume and partially due to extending vendor payment terms. The net buildup in these working capital components was funded through the liquidation of $10.6 million of cash surrender value of life insurance policies and an $11.6 million reduction in cash balances. Other significant changes affecting working capital were an increase in accrued compensation expense of $10.5 million due to accrued costs related to the departure of the former Chief Executive Officer as well as other individuals and costs related to our restructuring efforts, and a decrease of $5.2 million in the accrual related to potential FCPA liability reflecting the decision by the DOJ to close its inquiry into this matter and ongoing settlement discussions with the SEC.

Available Cash and Cash Equivalents

Of our cash and cash equivalents, amounts held by foreign subsidiaries as of July 31, 2014 and July 31, 2013 were $10.8 million and $19.3 million, respectively, compared to $28.9 million as of January 31, 2014. Repatriation of cash balances from some of Layne’s foreign subsidiaries could result in withholding taxes in the local jurisdictions. Of the amounts held by foreign subsidiaries at July 31, 2014 and July 31, 2013, $3.4 million and $7.4 million, respectively, and $6.4 million as of January 31, 2014, could be subject to repatriation restrictions if the amounts were needed for domestic operations. The amounts subject to repatriation, if needed for domestic operations, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. Layne’s intention is to permanently reinvest certain foreign cash balances outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U. S. operations. Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted Layne’s overall liquidity. Layne monitors developments in the foreign countries in which it operates for changes in currency regulation.

Layne’s ABL facility (see discussion below) limits the amount of cash that it may hold in foreign jurisdictions to not more than $30.0 million. Layne does not expect the applicable foreign cash balances to exceed $30.0 million and, in the unlikely event foreign cash balances were to reach $30.0 million, management would take action to repatriate amounts sufficient to comply with this covenant.

Financing Agreements

As a result of the financial performance during FY2014, Layne negotiated with its lenders to secure more favorable financial covenants by amending its Credit Agreement. Layne also issued Convertible Notes and used the net proceeds from the offering to pay down the outstanding balance on the Credit Agreement and to fund working capital for general corporate purposes. During the first quarter of FY2015, Layne terminated the Credit Agreement and entered into an ABL facility. Please read below and Note 3 to the condensed consolidated financial statements for a description of the issuance of the Convertible Notes and the ABL facility.

The $125.0 million aggregate principal amount of Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.

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

Layne’s ABL facility provides an aggregate principal amount of up to $135.0 million, of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings. Availability under the ABL facility is the lesser of (i) $135.0 million and (ii) the borrowing base (as defined in the ABL facility agreement). Layne has the right to request the lenders to increase the principal amount from $135.0 million to $200.0 million if it is not in default under the agreement, however there are no current commitments from the lenders for any such increase. As of July 31, 2014 the borrowing base was $109.1 million with $21.6 million borrowed under the ABL facility and $26.8 million of letters of credit issued, leaving an available balance of $60.7 million.

The ABL facility is guaranteed by Layne’s direct and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions described in the ABL facility. The obligations under the ABL facility are secured by a lien on substantially all of the assets of Layne and its subsidiary guarantors, subject to certain exceptions described in the ABL facility.

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

In general, if Excess Availability is less than either:

(a)	$20.0 million; or

(b)	for a period of 5 consecutive business days, the greater of 17.5% of the Total Availability and $25.0 million,

a “Covenant Compliance Period” will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability and $25.0 million for a period of 30 consecutive days. Layne and its subsidiaries must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. If Layne had been in a Covenant Compliance Period during the fiscal quarters ended April 30, 2014 and July 31, 2014, it would not have been in compliance with the minimum fixed charge coverage ratio.

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

Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million until the last to occur of:

•	for a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $25.0 million, and

•	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

•	capital expenditures,

•	cash interest expense,

•	any regularly scheduled amortized principal payments on indebtedness,

•	cash taxes paid, and

•	any amount in excess of $10.0 million paid with respect to the FCPA investigation.

If an Event of Default (as defined in the ABL facility agreement) occurs and is continuing, the interest rate under the ABL facility will increase by 2% per annum and the lenders may accelerate all amounts owing under the ABL facility.

As is customary in the construction business, Layne is required to provide surety bonds to secure its performance under construction contracts. Layne’s continued ability to obtain surety bonds will primarily depend upon Layne’s capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. With a decreasing number of insurance providers in that market, it may be difficult to find sureties who will continue to provide contract-required bonding on acceptable terms and conditions.

Historically, Layne’s reimbursement obligation to its primary surety company has been unsecured. This surety company has recently requested the right to utilize certain of Layne’s specialized construction equipment if any claims are made under the surety bonds and may in the future require Layne to provide collateral or other security. Layne’s ability to satisfy any of these requests will require the consent of the lenders under the ABL facility. If the lenders are unwilling to grant this consent on terms acceptable to the surety company, Layne may be unable to continue to obtain performance bonds on acceptable terms.

With respect to Layne’s joint ventures, the ability to obtain a bond may also depend on the credit and performance risks of its joint venture partners.

In addition, events that generally affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, being available only at a significantly greater cost or not being available at all. If Layne is unable to obtain performance bonds on future projects, our results of operations would be materially and adversely affected. The amount of Layne’s surety bonds as of July 31, 2014 was $294.9 million.

Layne’s ability to maintain sufficient liquidity for the next twelve months to fund its operations is contingent on improving the current trend in operating results, executing the restructuring Plan, managing capital expenditures, reviewing its working capital practices, focusing on reducing costs, and strategic bid acceptance and contract management in Heavy Civil. There are risks associated with these plans. Any substantial increase in projected cash outflow or operating losses could have a material adverse impact on our ability to secure surety bonds that are necessary for a substantial portion of work in several of our divisions, access to the ABL facility and the ability to amend, extend or refinance its credit agreements. If the current trend in operating results continues or further declines, Layne will be required to borrow additional amounts under the ABL facility, make further reductions in capital expenditures and make additional reductions in the operating cost structure. Other actions to improve liquidity could include seeking to raise additional capital, selling under-performing assets or divesting certain businesses. Some of the actions that Layne elects to take may require lender approval under the ABL facility. Management believes that it has the ability to implement and execute measures so that we will have sufficient and adequate funds to meet its anticipated liquidity needs for the next twelve months.

Operating Activities

Cash used in operating activities was $28.5 million for the six months ended July 31, 2014, compared to cash used in operating activities of $5.0 million for the same period last year. The decline of $23.5 million was comprised of a decline from operations of $10.4 million and additional working capital needs of $13.1 million. An increase in customer receivables and costs and estimated earnings on uncompleted contracts were due to new projects and seasonal activity for Geoconstruction, Water Resources and Energy Services. Increases in accounts payable reflect Layne extending vendor terms to better manage liquidity.

Investing Activities

Layne’s capital expenditures were $8.1 million for the six months ended July 31, 2014, compared with $17.4 million for the same period last year. With the continued declines in earnings, Layne has restricted capital spending to primarily maintenance capital expenditures, with little growth capital expenditures other than in Energy Services.

Proceeds from disposal of equipment were $1.7 million for the six months ended July 31, 2014, compared with $7.2 million during the same time last year. With the restricted capital spending, assets are being maintained to service the business longer, with fewer dispositions.

Proceeds from corporate owned life insurance policies on certain management level employees which were determined no longer necessary were redeemed. The redemptions resulted in net proceeds of $10.6 million for the six months ended July 31, 2014, and $3.6 million for the six months ended July 31, 2013. An additional $0.5 million in insurance proceeds were received from death benefits during the six months ended July 31, 2014.

Financing Activities

For the six months ended July 31, 2014, Layne had borrowings of $46.4 million and repayments of $26.8 million under its loan facilities compared with borrowings of $179.8 million and repayments of $172.3 million for the same period last year. Layne has reduced its capital expenditures to minimal levels, increased its collection activities and extended its payment terms with vendors to manage its liquidity, and lower borrowings to fund continuing losses. As discussed in Note 3 to the condensed consolidated financial statements, Layne entered into an ABL facility for up to $135.0 million in April 2014. Layne capitalized and is amortizing the associated cash expenditures of the ABL facility of $4.1 million.

Contractual Obligations and Commercial Commitments

There have been no material changes in Layne’s contractual obligations and commercial commitments from those described in the Annual Report under “Contractual Obligations and Commercial Commitments”, except for the following.

As a result of the sale of Costa Fortuna (see Note 10 to the condensed consolidated financial statements), certain of the contractual obligations as discussed in the Annual Report ceased to be Layne’s obligations. Certain notes payable as well as certain capital lease obligations became the buyer’s obligation as part of the transaction. The assumed obligations represent $7.6 million of the contractual obligations listed in the Annual Report.

As discussed in Note 3 to the condensed consolidated financial statements, Layne entered into a five year, $135.0 million ABL facility. This facility would be an addition to the contractual obligations as presented in the Annual Report.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which Layne is exposed are interest rates on variable rate debt, foreign exchange rates giving rise to translation and transaction gains and losses.

Interest Rate Risk

Layne centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the debt is in Note 7 to the consolidated financial statements appearing in Layne’s Annual Report and Note 3 to the condensed consolidated financial statements. As of July 31, 2014, a change in interest rates of one percentage point would impact Layne’s annual interest expense by approximately $1.4 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, Layne’s primary international operations are in Australia, Africa, Mexico, Canada, South America and Italy. The affiliates also operate in Latin America. Operations are described in Notes l and 3 to the condensed consolidated financial statements in Layne’s Annual Report and Notes 8 and 9 to the condensed consolidated financial statements. The majority of Layne’s contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of Layne’s international operations into U.S. dollars may affect year-to-year comparability of operating results. Layne estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $0.4 million for the six months ended July 31, 2014. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in Layne’s financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of the period ended July 31, 2014, conducted under the supervision and with the participation of management, including the Principal Executive Officer and the Principal Financial Officer, Layne concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to management (including the Principal Executive Officer and the Principal Accounting Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2014, that have materially affected, or are reasonably likely to materially affect, Layne’s internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

In connection with updating its FCPA policy, questions were raised internally in September 2010 about, among other things, the legality of certain payments by Layne to agents and other third parties interacting with government officials in certain countries in Africa. The audit committee of the board of directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. Layne made a voluntary disclosure to the DOJ and SEC regarding the results of the investigation and have cooperated with those agencies in connection with their review of the matter. On August 6, 2014, the DOJ notified Layne that inquiry into this matter has been closed. However, the investigation by the SEC remains ongoing.

We are engaged in discussions with the SEC regarding a potential negotiated resolution of these matters. We believe that it is likely that any settlement will include both the payment of a civil monetary fine and the disgorgement of any improper benefits. Based on the results of Layne’s internal investigation, an analysis of recent and similar FCPA resolutions and discussions with the staff of the SEC, our current estimate of a potential settlement amount for resolving these matters (including the amount of a monetary civil penalty and the disgorgement of improper benefits plus pre-judgment interest) is $5.1 million. As a result, and taking into account the DOJ’s decision to close its investigation into these matters, Layne has reduced its previous accrual for resolution of this matter from $10.4 million to $5.1 million. For further discussion on this and other legal proceedings, see Note 11 to the condensed consolidated financial statements.

ITEM 1A. Risk Factors

The following discussion updates the “Risk Factors” in the Annual Report.

Layne has indebtedness and other contractual commitments that could limit its operating flexibility, and in turn, hinder the ability to make payments on its obligations, lessen the ability to make capital expenditures and/or increase the cost of obtaining additional financing.

Continued operating losses or negative cash flow from our operations will increase the amounts borrowed under our ABL facility and reduce the available capacity under the agreement. Our ability to borrow under the ABL facility depends on the amount of the borrowing base as defined by the ABL agreement. Layne’s borrowing base is primarily comprised of the net book value of the construction and mining equipment, the value of certain customer and contract receivables and, certain real estate. Layne’s borrowing base is reduced by any reserves that the co-collateral agents under the ABL facility determine to be necessary in good faith and their reasonable judgment. As of July 31, 2014, Layne’s borrowing base under the ABL facility was $109.1 million with $48.4 million of letters of credit and borrowings outstanding, resulting in “Excess Availability” of $60.7 million. The amount of Layne’s borrowing base could be materially and adversely affected by decreases in the value of its eligible equipment and/or receivables below current projected levels, additional amounts of its equipment and/or receivables being deemed ineligible under the terms of the ABL facility or the co-collateral agents imposing additional reserve requirements. If Layne’s borrowing base is reduced below the amount of letters of credit and borrowings outstanding under the ABL facility, then such excess indebtedness could become immediately due and payable. Any such repayment obligation could have a material adverse impact on Layne’s liquidity and financial condition.

In addition, if Excess Availability is less than $20.0 million (or less than $25.0 million for 5 consecutive business days), then a “Covenant Compliance Period” will exist until Layne has Excess Availability of $25.0 million for a period of 30 consecutive days. Layne must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 (both tested on a trailing four fiscal quarter basis) for the four fiscal quarter period ended immediately prior to commencement of a Covenant Compliance Period and for every four fiscal quarter period ending during a Covenant Compliance Period. If Layne had been in a Covenant Compliance Period during the fiscal quarters ended April 30, 2014 and July 31, 2014, it would not have been in compliance with the minimum fixed charge coverage ratio. In addition, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all of Layne’s funds received on a daily basis will be applied to reduce amounts owing under the ABL facility. Although Layne does not anticipate being in a Covenant Compliance Period during the next twelve months, a Covenant Compliance Period could occur if the borrowing base is decreased for any of the reasons discussed above or if Layne is required to borrow more funds than is currently anticipated.

The ABL facility includes customary conditions to funding, representations and warranties, covenants and events of default. The terms of the indebtedness could have important consequences to shareholders, including the following:

•	the ability to obtain necessary financing in the future for working capital, acquisitions, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

•	a portion of cash flow must be dedicated to the payment of principal and interest on the indebtedness and other obligations and will not be available for use in Layne’s business;

•	the ABL facility contains various operating and financial restrictions which could limit Layne’s ability to incur additional indebtedness and liens, fund its foreign operations, make investments and acquisitions, transfer or sell assets, transact with affiliates and require Layne to cash collateralize some or all of the outstanding letters of credit;

•	an event of default under the ABL facility, inclusive of a subjective acceleration clause if Layne has experienced a material adverse change, could result in an acceleration of the obligations under the ABL facility, in the foreclosure on assets subject to liens in favor of the ABL facility lenders, and the inability to borrow additional amounts under the ABL Facility; and

•	acceleration of the indebtedness, or payment default under the ABL facility would also be an event of default under the indenture governing the Convertible Notes.

Layne cannot assure that waivers will be granted or amendments made to the ABL facility or the indenture governing the Convertible Notes if for any reason Layne is unable to comply with the obligations thereunder or that it will be able to refinance the debt on acceptable terms, or at all, should Layne seek to do so. See also Note 3 to the condensed consolidated financial statements included in this Form 10-Q.

If Layne is unable to obtain performance bonds or letters of credit on acceptable terms, its ability to obtain future projects could be materially and adversely affected.

A significant portion of Layne’s projects require it to procure a bond to secure performance. Layne’s continued ability to obtain surety bonds primarily will depend upon Layne’s capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. With a decreasing number of insurance providers in that market, it may be difficult to find sureties who will continue to provide contract-required bonding on acceptable terms and conditions.

Historically, Layne’s reimbursement obligation to its primary surety company has been unsecured, however in September 2014, Layne granted its surety a security interest in certain assets. The interest is junior to the security interest granted under the ABL facility. The surety company has also requested (1) the right to utilize certain of Layne’s specialized construction equipment if claims are made under the surety bonds and (2) that the lenders under the ABL facility subordinate to the surety company their security interest in certain of the collateral related to bonded contracts. In addition, the surety company may in the future request Layne to provide further collateral or other security. Layne’s ability to satisfy any of these requests will require the consent of the lenders under the ABL facility. If the lenders are unwilling to agree to any of these requests on terms acceptable to the surety company, Layne may be unable to continue to obtain performance bonds on acceptable terms.

With respect to Layne’s joint ventures, the ability to obtain a bond may also depend on the credit and performance risks of its joint venture partners.

In addition, events that generally affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, being available only at a significantly greater cost or not being available at all. If Layne is unable to obtain performance bonds on future projects, our results of operations would be materially and adversely affected. The amount of Layne’s surety bonds as of July 31, 2014 was $294.9 million.

Layne also occasionally utilizes a letter of credit instead of a performance bond, primarily overseas. Almost all of the letters of credit are issued under the ABL facility. Layne’s ability to continue to obtain new letters of credit under the ABL facility is limited by the amount of Excess Availability under the ABL facility. Layne’s inability to obtain bonding or letters of credit on favorable terms and at reasonable prices or at all would increase operating costs and inhibit the ability to execute or pursue new projects, which could have a material adverse effect on Layne’s business, financial condition and results of operations.

Layne may not achieve the results expected from the restructuring Plan, the timing could be delayed or the restructuring costs necessary to achieve the targeted expense reductions could be higher than expected, any of which could materially and adversely affect our results of operations.

As discussed in Note 12 to the condensed consolidated financial statements, the Board of Directors has approved management’s Plan to reduce expenses, including a reduction in workforce, cost containment measures and working capital management. In addition, management is conducting a strategic review of its businesses and under-performing assets. Some of the changes being considered may result in unanticipated costs or losses on disposal. In addition, the timing and actual cost savings achieved from our plans may vary from our announced expectations due to delays, unanticipated needs to retain a greater number of employees than expected or unanticipated employee turnover leading to higher than expected costs to achieve the savings targets. Until fully implemented, there can be no assurance that our restructuring Plan to reduce expenses will produce the cost savings we anticipate or in the time frame we expect. Some of the actions that Layne elects to take may require lender approval under the ABL facility and there can be no assurance that Layne will be able to obtain the consent of the lenders.

We must attract and retain qualified managers and executives.

Layne is very dependent on the skills and motivations of its employees, managers and executives to define and implement the corporate strategies and operational plans. Layne relies on a small executive team to manage its business. Recently the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer left Layne. The Chief Executive Officer and Chief Financial Officer positions have been filled on an interim basis while the Board of Directors conducts a search for permanent replacements. The search for, and transition to, a permanent Chief Executive Officer and Chief Financial Officer could be disruptive to Layne’s business and operating results could be adversely affected. At this time, the duties of the Chief Accounting Officer are being performed by the Chief Financial Officer.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and any determination that Layne or any of its subsidiaries has violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the FCPA. As discussed under Part I, Item 3—Legal Proceedings in our Annual Report for fiscal year 2014, during fiscal year 2011, our audit committee commenced an internal investigation into certain transactions and payments in Africa that potentially implicate the FCPA, including the books and records provisions of the FCPA. We made a voluntary disclosure to the DOJ and the SEC regarding the results of our investigation and we cooperated with both agencies in connection with their review of the matter. On August 6, 2014, the DOJ notified Layne that inquiry into this matter has been closed. However, the investigation by the SEC remains ongoing.

Layne is engaged in discussions with the SEC regarding a potential negotiated resolution of these matters. Layne believes that it is likely that any settlement will include both the payment of a civil monetary fine and the disgorgement of any improper benefits. Based on the results of Layne’s internal investigation, an analysis of recent and similar FCPA resolutions and discussions with the staff of the SEC, our current estimate of a potential settlement amount for resolving these matters (including the amount of a monetary civil penalty and the disgorgement of improper benefits and pre-judgment interest) is $5.1 million.

At this time, Layne can provide no assurance as to whether it will be able to settle for an amount equal to the current estimate or whether the SEC will accept voluntary settlement terms that would be acceptable to Layne. Furthermore, Layne cannot currently assess the potential liability that might be incurred if a settlement is not reached and the SEC were to litigate the matter. As such, based on the information available at this time any additional liability related to this matter is not reasonably estimable. Layne will continue to evaluate the amount of the liability pending final resolution of the investigation and any related settlement discussions with the SEC; the amount of the actual liability for any civil penalties, disgorgement or interest that may be recorded in connection with a final settlement could be significantly higher than the liability accrued to date.

Further, detecting, investigating and resolving these matters is expensive and consumes significant time and attention of Layne’s senior management. Layne could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets. Layne’s customers in those jurisdictions could seek to impose penalties or take other actions adverse to its interests. Layne could also face other third-party claims by directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders or other interest holders or constituents. In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets. If it is determined that a violation of the FCPA has occurred, such violation may give rise to an event of default under the agreements governing our debt instruments if such violation were to have a material adverse effect on our business, assets, property, financial condition or prospects or if the amount of any settlement resulted in our failing to satisfy any financial covenants.

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

ITEM 5. Other Information

NONE

ITEM 6. Exhibits

a) Exhibits

10.1	-	Offer Letter of Layne Christensen Company, accepted by David A.B. Brown, dated as of June 25, 2014 (filed as Exhibit 10.1 to Form 8-K of Layne Christensen Company filed June 25, 2014 and incorporated herein by reference).

10.2	-	General Agreement of Indemnity, dated September 2, 2014, by and between Layne Christensen Company, as Indemnitor, and Travelers Casualty and Surety Company of America, as the Company.

10.3	-	Layne Christensen Company Division Incentive Compensation Plan, effective as of February 1, 2014.

31.1	-	Section 302 Certification of Chief Executive Officer of the Company.

31.2	-	Section 302 Certification of Chief Financial Officer of the Company.

32.1	-	Section 906 Certification of Chief Executive Officer of the Company.

32.2	-	Section 906 Certification of Chief Financial Officer of the Company.

95.1	-	Mine Safety Disclosures.

101.INSXBRL	-	Instance Document

101.SCHXBRL	-	Taxonomy Exte4nsion Schema Document

101.CALXBRL	-	Taxonomy Extension Calculation Linkbase Document

101.DEFXBRL	-	Taxonomy Extension Definition Linkbase Document

101.LABXBRL	-	Taxonomy Extension Label Linkbase Document

101.PREXBRL	-	Taxonomy Extension Presentation Linkbase Document

* * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: September 9, 2014	/s/ David A.B. Brown
David A. B. Brown
President & Chief Executive Officer

DATE: September 9, 2014	/s/ Andy Atchison
Andy Atchison
Senior Vice President & Chief Financial Officer