Form 10-Q
period 2014-10-31
LAYNE CHRISTENSEN CO
filed 2014-12-10
CIK 888504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

There were 19,739,583 shares of common stock, $.01 par value per share, outstanding on December 1, 2014.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

Form 10-Q

For the QUARTERLY PERIOD ENDED October 31, 2014

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
(in thousands)	2014	2014
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,931	$30,909
Customer receivables, less allowance of $4,270 and $7,481, respectively	109,956	88,217
Costs and estimated earnings in excess of billings on uncompleted contracts	107,565	88,744
Inventories	31,774	31,481
Deferred income taxes	3,950	4,100
Income taxes receivable	12,777	9,068
Cash surrender value of life insurance policies	—	10,651
Restricted deposits-current	4,145	2,881
Discontinued operations-assets	—	36,640
Other	15,243	14,166
Total current assets	321,341	316,857
Property and equipment:
Land	16,360	16,474
Buildings	38,983	37,600
Machinery and equipment	457,434	478,651
	512,777	532,725
Less - Accumulated depreciation	(348,662)	(341,332)
Net property and equipment	164,115	191,393
Other assets:
Investment in affiliates	63,783	67,293
Goodwill	8,915	8,915
Other intangible assets, net	4,136	5,150
Restricted deposits-long term	4,526	4,964
Deferred income taxes	489	546
Deferred financing fees, net	7,513	5,313
Discontinued operations-assets	—	38,752
Other	17,072	7,435
Total other assets	106,434	138,368
Total assets	$591,890	$646,618

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	October 31,	January 31,
(in thousands, except per share data)	2014	2014
	(unaudited)	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$85,810	$60,922
Current maturities of long term debt	194	128
Accrued compensation	23,452	15,169
Accrued insurance expense	13,744	10,710
Accrued FCPA liability	5,127	10,352
Discontinued operations-current liabilities	—	31,853
Other accrued expenses	32,591	24,544
Acquisition escrow obligation-current	—	2,858
Income taxes payable	8,588	7,736
Billings in excess of costs and estimated earnings on uncompleted contracts	37,383	31,255
Total current liabilities	206,889	195,527
Noncurrent and deferred liabilities:
Convertible notes, net	109,210	106,782
Long-term debt	22,122	336
Accrued insurance expense	15,965	16,883
Deferred income taxes	9,894	10,945
Discontinued operations-long term liabilities	—	1,186
Other	21,602	24,256
Total noncurrent and deferred liabilities	178,793	160,388
Equity:
Common stock, par value $.01 per share, 60,000 and 30,000 shares authorized, 20,179 and 19,915 shares issued and outstanding, respectively	202	199
Capital in excess of par value	369,097	367,461
Accumulated deficit	(148,916)	(61,656)
Accumulated other comprehensive loss	(14,837)	(16,540)
Total Layne Christensen Company equity	205,546	289,464
Noncontrolling interests	662	1,239
Total equity	206,208	290,703
Total liabilities and equity	$591,890	$646,618

See Notes to Condensed Consolidated Financial Statements.

-Concluded-

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2014	2013	2014	2013
Revenues	$222,906	$201,978	$603,698	$628,411
Cost of revenues (exclusive of depreciation and amortization, shown below)	(185,459)	(166,313)	(513,291)	(522,388)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	(30,103)	(36,621)	(89,887)	(110,389)
Depreciation and amortization	(11,967)	(14,055)	(37,861)	(42,223)
Impairment charges	—	—	—	(14,646)
Restructuring costs	(828)	—	(2,156)	—
Equity in (losses) earnings of affiliates	(1,496)	(2,300)	973	(4,088)
Interest expense	(3,259)	(1,457)	(10,333)	(3,292)
Other income, net	954	257	1,518	4,780
Loss from continuing operations before income taxes	(9,252)	(18,511)	(47,339)	(63,835)
Income tax benefit (expense)	5,544	3,276	3,575	(53,821)
Net loss from continuing operations	(3,708)	(15,235)	(43,764)	(117,656)
Net (loss) income from discontinued operations	(778)	(306)	(42,433)	3,862
Net loss	(4,486)	(15,541)	(86,197)	(113,794)
Net income attributable to noncontrolling interests	(18)	(231)	(1,063)	(577)
Net loss attributable to Layne Christensen Company	$(4,504)	$(15,772)	$(87,260)	$(114,371)
Earnings per share information attributable to Layne Christensen shareholders:
Basic loss per share - continuing operations	$(0.19)	$(0.79)	$(2.28)	$(6.03)
Basic(loss) income per share - discontinued operations	(0.04)	(0.01)	(2.16)	0.20
Basic loss per share	$(0.23)	$(0.80)	$(4.44)	$(5.83)
Diluted loss per share - continuing operations	$(0.19)	$(0.79)	$(2.28)	$(6.03)
Diluted (loss) income per share - discontinued operations	(0.04)	(0.01)	(2.16)	0.20
Diluted loss per share	$(0.23)	$(0.80)	$(4.44)	$(5.83)
Weighted average shares outstanding - basic	19,634	19,622	19,629	19,589
Dilutive stock options and nonvested shares	—	—	—	—
Weighted average shares outstanding - dilutive	19,634	19,622	19,629	19,589

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands)	2014	2013	2014	2013
Net loss	$(4,486)	$(15,541)	$(86,197)	$(113,794)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax (expense) benefit of $0, ($1,021), $0, and ($2,757), respectively)	(2,313)	(1,163)	(2,091)	1,075
Reclassification adjustment for foreign currency translation, net of taxes of $0	158	—	3,794	—
Other comprehensive (loss) income	(2,155)	(1,163)	1,703	1,075
Comprehensive loss	(6,641)	(16,704)	(84,494)	(112,719)
Comprehensive income attributable to noncontrolling interests	(18)	(231)	(1,063)	(577)
Comprehensive loss attributable to Layne Christensen Company	$(6,659)	$(16,935)	$(85,557)	$(113,296)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

				Retained	Accumulated	Total Layne
			Capital In	Earnings	Other	Christensen
	Common Stock		Excess of	(Accumulated	Comprehensive	Company	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Deficit)	(Loss) Income	Equity	Interest	Total
Balance February 1, 2013	19,818,376	$198	$352,048	$66,983	$(6,492)	$412,737	$2,334	$415,071
Net (loss) income	—	—	—	(114,371)	—	(114,371)	577	(113,794)
Other comprehensive income	—	—	—	—	1,075	1,075	—	1,075
Issuance of nonvested shares	107,646	1	(1)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(2,634)	—	(52)	—	—	(52)	—	(52)
Issuance of stock upon exercise of options	72,613	—	1,105	—	—	1,105	—	1,105
Cancellation of stock options issued	(8,099)	—	—	—	—			—
Forfeiture of nonvested shares	(22,809)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,683)	(1,683)
Share-based compensation	—	—	2,535	—	—	2,535	—	2,535
Balance October 31, 2013	19,965,093	$199	$355,635	$(47,388)	$(5,417)	$303,029	$1,228	$304,257
Balance February 1, 2014	19,914,976	$199	$367,461	$(61,656)	$(16,540)	$289,464	$1,239	$290,703
Net (loss) income	—	—	—	(87,260)	—	(87,260)	1,063	(86,197)
Other comprehensive income	—	—	—	—	1,703	1,703	—	1,703
Issuance of nonvested shares	583,859	6	(6)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(2,051)	—	(27)	—	—	(27)	—	(27)
Forfeiture of nonvested shares	(317,939)	(3)	3	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,640)	(1,640)
Share-based compensation	—	—	1,666	—	—	1,666	—	1,666
Balance October 31, 2014	20,178,845	$202	$369,097	$(148,916)	$(14,837)	$205,546	$662	$206,208

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months
	Ended October 31,
	(unaudited)
(in thousands)	2014	2013
Cash flow from operating activities:
Net loss	$(86,197)	$(113,794)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	40,420	45,745
Amortization of discount and deferred financing costs	4,514	—
Loss (gain) on disposal of discontinued operations	39,131	(8,333)
Deferred income taxes	(769)	47,900
Share-based compensation	1,666	2,535
Equity in (earnings) losses of affiliates	(973)	4,088
Impairment charges	—	14,646
Restructuring activities	505	—
Dividends received from affiliates	4,481	6,129
Gain from disposal of property and equipment	(2,347)	(4,716)
Changes in current assets and liabilities:
(Increase) decrease in customer receivables	(21,639)	28,424
(Increase) decrease in costs and estimated earnings in excess
of billings on uncompleted contracts	(19,367)	1,254
Decrease in inventories	14	2,663
Decrease (increase) in other current assets	562	(4,659)
Increase (decrease) in accounts payable and accrued expenses	31,694	(23,846)
Increase (decrease) in billings in excess of costs and
estimated earnings on uncompleted contracts	6,131	(2,258)
Other, net	(10,399)	1,072
Cash used in operating activities	(12,573)	(3,150)
Cash flow from investing activities:
Additions to property and equipment	(12,269)	(25,479)
Proceeds from disposal of property and equipment	5,762	7,717
Proceeds from sale of business, net of cash divested	(3,766)	12,064
Proceeds from redemption of insurance contracts	11,094	3,565
Proceeds from redemption of preferred units	500	—
Deposit of cash into restricted accounts	(32,849)	—
Release of cash from restricted accounts	31,344	—
Cash used in investing activities	(184)	(2,133)
Cash flow from financing activities:
Borrowing under revolving loan facilities	46,420	286,161
Repayments under revolving loan facilities	(26,812)	(275,116)
Net increase (decrease) in notes payable	2,454	(959)
Deferred financing costs	—	(397)
Payment of debt issuance costs	(4,303)	—
Principal payments under capital lease obligation	(611)	(556)
Distribution to noncontrolling interests	(1,640)	(1,683)
Issuance of common stock upon exercise of stock options	—	1,105
Purchases and retirement of treasury stock	(27)	(52)
Cash provided by financing activities	15,481	8,503
Effects of exchange rate changes on cash	(1,806)	(1,474)
Net increase in cash and cash equivalents	918	1,746
Cash and cash equivalents at beginning of period	35,013	27,242
Cash and cash equivalents at end of period	$35,931	$28,988

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Accounting Policies and Basis of Presentation

Description of Business—Layne Christensen Company (together with its subsidiaries “Layne”) is a global water management, construction and drilling company, providing responsible solutions for water, mineral and energy challenges. Layne operates throughout North America as well as in parts of Africa, Australia and South America. Its customers include government agencies, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and agribusinesses. Layne has an ownership interest in certain foreign affiliates operating in Latin America.

Fiscal Year – Layne’s fiscal year end is January 31. References to fiscal years (in the form of “FY2015”, etc.) are to the twelve months then ended.

Presentation—Layne’s unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in Layne’s annual financial statements have been condensed or omitted.  These unaudited condensed consolidated financial statements should be read in conjunction with Layne’s consolidated financial statements included in Layne’s Annual Report on Form 10-K for the year ended January 31, 2014 (“Annual Report”), as updated by a current report on Form 8-K filed October 29, 2014 for presentation of discontinued operations. Layne believes the unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  In the notes to unaudited condensed consolidated financial statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

As discussed further in Note 10 to  the condensed consolidated financial statements, Layne sold one of its businesses, Costa Fortuna, on July 31, 2014 and another one of its businesses, Tecniwell, on October 31, 2014, both previously reported in the Geoconstruction operating segment.  Amounts presented on the prior year condensed consolidated balance sheet and condensed consolidated statements of operations related to these businesses have been reclassified to be presented as discontinued operations for the periods presented.  Unless noted otherwise, discussion in these notes to the condensed consolidated financial statements pertain to Layne’s continuing operations.

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

Inventories—Layne values inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of supplies and raw materials.  Supplies of $29.6 million and $29.3 million and raw materials of $2.2 million and $2.2 million were included in inventories in the condensed consolidated balance sheets as of October 31, 2014 and January 31, 2014, respectively.

Goodwill —In accordance with ASC Topic 350-20, “Goodwill”, Layne is required to test for the impairment of goodwill and other intangible assets with indefinite lives on at least an annual basis. Layne conducts this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Layne believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or its strategies change, it is possible that Layne’s conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position and results of operations.

Other Long-lived Assets—Long-lived assets, including amortizable intangible assets, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

—	significant underperformance of assets;
—	significant changes in the use of the assets; and
—	significant negative industry or economic trends.

Layne believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.

Cash and Cash Equivalents—Layne considers investments with an original maturity of three months or less when purchased to be cash equivalents. Layne’s cash equivalents are subject to potential credit risk. Its cash management and investment policies restrict investments to investment grade, highly liquid securities.

Allowance for Uncollectible Accounts Receivable—Layne makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, Layne makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations, and also considers a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection.

Layne does not establish an allowance for credit losses on long-term contract unbilled receivables. Adjustments to unbilled receivables related to credit quality, if they occur, are accounted for as a reduction of revenue.

Concentration of Credit Risk—Layne grants credit to its customers, which may include concentrations in state and local governments. Although this concentration could affect its overall exposure to credit risk, management believes that its portfolio of accounts receivable is sufficiently diversified, thus spreading the credit risk. Management performs periodic credit evaluations of

Layne’s customers’ financial condition, including monitoring its customers’ payment history and current credit worthiness. Layne does not generally require collateral in support of its trade receivables, but may require payment in advance or security in the form of a letter of credit or bank guarantee.

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at October 31, 2014 and January 31, 2014, because of the relatively short maturity of those instruments. See Note 6 to the condensed consolidated financial statements for other fair value disclosures.

Litigation and Other Contingencies—Layne is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on its business, financial position, results of operations or cash flows. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in Layne’s assumptions related to these proceedings. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in Layne’s condensed consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Share-based Compensation—Layne recognizes the cost of all share-based instruments in the financial statements utilizing a fair-value measurement of the associated costs. The fair value of service-based share-based compensation granted in the form of stock options is determined using a lattice valuation model and for certain market-based awards the fair value was determined using the Monte Carlo simulation model.

Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

Income (loss) Per Share—Income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For periods in which Layne recognizes net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. For periods in which Layne recognizes losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The Convertible Notes are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method.  Options to purchase 1.2 million shares have been excluded from weighted average shares in the three and nine months ended October 31, 2014, as their effect was antidilutive. A total of 0.6 million nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2014, as their effect was antidilutive. Options to purchase 1.3 million shares have been excluded from weighted average shares in the three and nine months ended October 31, 2013, as their effect was antidilutive. A total of 0.3 million nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2013, as their effect was antidilutive.

Supplemental Cash Flow Information—The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Nine Months
	Ended October 31,
(in thousands)	2014	2013
Income taxes	$3,306	$6,854
Interest	3,517	2,912
Noncash investing and financing activities:
Receivable on sale of discontinued operations	3,039	—
Preferred units received in SolmeteX, LLC	—	432
Accrued capital additions	570	439
Deferred convertible notes offering fees	—	891

New Accounting Pronouncements— The Financial Accounting Standards Board (FASB) issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” in April 2014. ASU 2014-08 amends the definition of a discontinued operation and requires entities to provide additional disclosures about disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This is effective for annual periods commencing on or after December 15, 2014. Layne does not believe adoption of this ASU will have a material impact on its financial statements.

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

On August 27, 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under GAAP. Layne does not believe adoption of this ASU will have a material effect on its financial statements.

2. Goodwill and Other Intangible Assets

As of October 31, 2014 and January 31, 2014, Layne had $8.9 million of goodwill on the condensed consolidated balance sheets. The goodwill is all attributable to the Inliner reporting segment.

Other intangible assets consist of the following:

	October 31, 2014			January 31, 2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$6,260	$(3,556)	14	$6,260	$(3,215)	14
Patents	905	(536)	12	905	(503)	12
Software and licenses	1,458	(1,013)	3	2,747	(1,794)	3
Non-competition agreements	680	(453)	6	680	(368)	6
Other	966	(575)	22	966	(528)	22
Total intangible assets	$10,269	$(6,133)		$11,558	$(6,408)

Total amortization expense for other intangible assets was $0.3 million and $0.4 million for the three months ended October 31, 2014 and 2013, respectively and $1.0 million and $1.2 million for the nine months ended October 31, 2014 and 2013, respectively.

3. Indebtedness

Debt outstanding as of October 31, 2014, and January 31, 2014, was as follows:

	October 31,	January 31,
(in thousands)	2014	2014
Convertible Notes, net	$109,210	$106,782
Asset-based revolving credit facility	21,994	—
Capital lease obligations	339	480
Less amounts representing interest	(17)	(16)
Notes payable	—	—
Total debt	131,526	107,246
Less current maturities of long-term debt	(194)	(128)
Total long-term debt	$131,332	$107,118

Asset-based Revolving Credit Facility

On April 15, 2014, Layne entered into a five-year $135.0 million (the “Maximum Credit”) senior secured asset-based revolving credit facility (“ABL facility”), of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings.

     The ABL facility was amended on July 29, 2014 (the “First Amendment”) to permit the disposition of Layne’s Costa Fortuna business within the Geoconstruction segment and to change certain administrative provisions of the ABL facility.

     On September 15, 2014 Layne amended the ABL facility (“the Second Amendment”) to provide additional security interests in certain assets to a surety provider and to establish an additional reserve based on the value of the assets subject to such security interests (which is listed as the “equipment reserve” in definition of borrowing base below).  The Second Amendment fixed the applicable margin at 3.25% for LIBOR rate loans and 2.25% for alternate base rate loans until the fixed charge coverage ratio (measured on a trailing four fiscal quarter period) is at least 1.0 to 1.0 for two consecutive fiscal quarters, at which time the applicable margin will revert to being determined based on usage of the ABL facility.  The Second Amendment also formalized certain additional monthly reporting requirements.

     The ABL facility was amended on October 28, 2014 (the “Third Amendment”) to (1) permit the disposition of Tecniwell, a business within the Geoconstruction segment, (2) restrict prepayment of indebtedness subordinate to the ABL facility to certain permitted refinancings of such indebtedness and (3) change the thresholds and any applicable grace period for when a Covenant Compliance Period will commence, as described below.

     Availability under the ABL facility will be the lesser of (i) $135.0 million and (ii) the borrowing base. The borrowing base is generally defined as:

—	85% of book value of eligible customer receivables, plus
—	60% of eligible unbilled contract receivables, plus
—	Up to 60% of the appraised fair value of certain real property, plus
—	the lesser of net book value or 85% of the net orderly liquidation value of certain equipment, minus
—	a supplemental reserve, minus
—	an equipment reserve, minus
—	any additional reserves established from time to time by the co-collateral agents.

As of October 31, 2014, the borrowing base was $123.8 million with $22.0 million borrowed under the ABL facility and $29.3 million of outstanding letters of credit, leaving Excess Availability (described below) of $72.5 million.

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

Layne has the right to request the lenders to further increase the Maximum Credit up to an additional $65.0 million if it is not in default under the agreement; however, there are no commitments from the lenders for any such increase.

The ABL facility is guaranteed by Layne’s direct and indirect wholly owned domestic subsidiaries, subject to certain exceptions described in the ABL facility.  The obligations under the ABL facility are secured by a lien on substantially all of the assets of Layne and the subsidiary guarantors, subject to certain exceptions described in the ABL facility, including a pledge of up to 65% of the equity interests of Layne’s first tier foreign subsidiaries.

Advances under the ABL facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or event of default. Future advances may be used for general corporate and working capital purposes, and to pay fees and expenses associated with the ABL facility.

Pursuant to the ABL facility agreement, the revolving loans will bear interest at our option, at either:

—

the alternate base rate plus the applicable margin. The alternate base rate is equal to the highest of (a) the base rate, (b) the sum of the Federal Funds Open rate plus 0.5%, and (c) the sum of the Daily LIBOR rate plus 1%, or

—	the LIBOR rate (as defined in the ABL facility agreement) for the interest period in effect for such borrowing plus the applicable margin.

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

The ABL facility contains various restrictions and covenants, including restrictions on dispositions of certain assets, incurrence of indebtedness, investments, distributions, capital expenditures, acquisitions and prepayment of certain indebtedness.  In general, provided that Layne maintains a certain level of Excess Availability, Layne will not be restricted from incurring additional unsecured indebtedness or making investments, distributions, capital expenditures or acquisitions.

Excess Availability is generally defined as the amount by which the Total Availability exceeds outstanding loans and letters of credit under the ABL facility.  “Total Availability” is equal to Layne’s borrowing base under the ABL facility (up to the amount of the maximum credit).

Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

—	For a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $25.0 million, and
—

For two consecutive fiscal quarters after April 15, 2014, for which the agent has received financial statements, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA (as defined in the ABL facility) minus the sum of:

•	capital expenditures,

•	cash interest expense,

•	any regularly scheduled amortized principal payments on indebtedness,

•	cash taxes paid, and

•	any amount in excess of $10.0 million paid with respect to the FCPA investigation.

After giving effect to the Third Amendment, if Excess Availability is less than the greater of 17.5% of Total Availability or $25.0 million for more than one business day, then a “Covenant Compliance Period” (as defined in the ABL facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $25.0 million for a period of 30 consecutive days.  Layne must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period.  If Layne had been in a Covenant Compliance Period during the fiscal quarters ended April 30, 2014, July 31, 2014 and October 31, 2014 it would not have been in compliance with the minimum fixed charge coverage ratio.

The ABL facility also contains a subjective acceleration clause that can be triggered if the lenders determine that Layne has experienced a material adverse change. If triggered by the lenders, this clause would create an Event of Default (as defined in the ABL facility), which in turn would permit the lenders to accelerate repayment of outstanding obligations.

In general, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all of Layne’s funds received on a daily basis will be applied to reduce amounts owing under the ABL facility. Based on current projections Layne does not anticipate being in a Covenant Compliance Period during the next twelve months.

     If an Event of Default occurs and is continuing, the interest rate under the ABL facility will increase by 2% per annum and the lenders may accelerate all amounts owing under the ABL facility.

Defaults under the ABL facility, include (but are not limited to) the following:

—	non-payment of principal, interest, fees and other amounts under the ABL facility,
—	failure to comply with any of the negative covenants, certain of the specified affirmative covenants or other covenants under the ABL facility,
—	failure to pay certain indebtedness when due,
—	specified events of bankruptcy and insolvency,
—	one or more judgments of $5.0 million not covered by insurance and not paid within a specified period, and
—	a change in control as defined in the ABL facility.

Because Excess Availability currently is, and is expected to be for the next twelve months, sufficient not to trigger a Covenant Compliance Period, Layne is and anticipates being in compliance with the applicable debt covenants associated with the ABL facility for the next twelve months.

4.25% Convertible Senior Notes due 2018

In the fourth quarter of FY2014, Layne issued $125.0 million of 4.25% Convertible Notes due 2018 (“Convertible Notes”) pursuant to an indenture dated November 12, 2013 between Layne and U.S. Bank National Association, as trustee (the “Indenture”). The Convertible Notes are senior, unsecured obligations of Layne. The Convertible Notes will be convertible, at the option of the holders, into consideration consisting of, at Layne’s election, cash, shares of Layne’s common stock, or a combination of cash and shares of Layne’s common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018. However, before May 15, 2018, the Convertible Notes will not be convertible except in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of Layne’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the consecutive five business day period immediately after any five consecutive trading day period (the five consecutive trading day period being referred to as the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the Convertible Notes, as determined following a request by a holder of the Convertible Notes in the manner required by the Indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Layne’s common stock and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; and (4) if Layne has called the Convertible Notes for redemption. Layne will be required to settle conversions in shares of Layne’s common stock, together with cash in lieu of any fractional shares, until such time as Layne obtains the approval of its shareholders to issue shares in excess of 20% of Layne’s outstanding shares. This is in accordance with NASDAQ Global Select Market listing standards. As of October 31, 2014, the if-converted value did not exceed its principal amount.

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

On and after November 15, 2016, and prior to the maturity date, pursuant to the Indenture, Layne may redeem all, but not less than all, of the Convertible Notes for cash if the sale price of Layne’s common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date Layne delivers notice of the redemption. However, the Third Amendment to the ABL facility precludes Layne from prepaying the Convertible Notes as long as the ABL facility is in place, other than with the proceeds of certain permitted refinancings.  The redemption price will equal 100% of the principal amount of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the Convertible Notes will have the right, at their option, to require Layne to repurchase their Convertible Notes in cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

The following table presents the carrying value of the Convertible Notes as of October 31, 2014 (in thousands):

Carrying amount of the equity conversion component	$11,128
Principal amount of the Convertible Notes	$125,000
Unamortized debt discount(1)	(15,790)
Net carrying amount	$109,210

(1)	As of October 31, 2014, the remaining period over which the unamortized debt discount will be amortized is 48 months using an effective interest rate of 9%.

Credit Agreement

Layne previously maintained a Credit Agreement dated March 25, 2011, among Layne, the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., as Syndications Agent and PNC Bank and U.S. Bank National Association, as Co-Documentation Agents (the “Credit Agreement”), which extended to March 25, 2016. During FY2014, the Credit Agreement was amended as it was unlikely Layne would be in compliance with its covenants for the quarters ended April 30, 2013, July 31, 2013 and October 31, 2013.

In November 2013, Layne received net proceeds of approximately $105.4 million from the issuance of the Convertible Notes, which were used to pay all amounts then outstanding under the Credit Agreement.

On April 15, 2014, Layne entered into the ABL facility and terminated the Credit Agreement. The balance owed on the Credit Agreement was $1.5 million as of April 15, 2014. Layne used a portion of the proceeds from the ABL facility to pay the outstanding balance on the Credit Agreement and to cash collateralize the then-existing outstanding letters of credit of $32.6 million issued under the Credit Agreement until such letters of credit could be transitioned to the ABL facility. As of October 31, 2014, $4.1 million of cash collateralized letters of credit remain outstanding and are classified as short term restricted cash on the condensed consolidated balance sheet.

Remaining unamortized debt issuance costs of $1.1 million associated with the Credit Agreement were written off as of April 15, 2014, in conjunction with the termination of the agreement.

4. Other Income, Net

Other income, net consisted of the following for the three and nine months ended October 31, 2014 and 2013:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2014	2013	2014	2013
Gain from disposal of property and equipment	$1,945	$375	$2,247	$4,668
Interest income	40	14	66	94
Currency exchange (loss) gain	(186)	46	(110)	(90)
Other	(845)	(178)	(685)	108
Total	$954	$257	$1,518	$4,780

     Gain from the disposal of property and equipment of $1.9 million for the three months ended October 31, 2014 includes the gain on the sale of real estate of $1.0 million and the sale of other non-core assets.

     During July 2013, Layne determined its investment in a joint venture was no longer viable. The related investment of $0.6 million was determined to be unrecoverable and was expensed during that period.

     In April 2013, Layne received insurance proceeds totaling $0.5 million as payment for equipment lost in a fire. These proceeds are included in gains from disposal of property and equipment as are the sale of other property and equipment.

5. Income Taxes

Income tax benefit (expense) for continuing operations of $5.5 million and $3.6 million were recorded in the three and nine months ended October 31, 2014, respectively, compared to $3.3 million and $(53.8) million for the same periods last year. Layne recorded a discrete period tax benefit of approximately $5.8 million and $5.6 million during the three and nine months ended October 31, 2014 that were primarily related to the recognition of a $4.1 million tax benefit during the third quarter of FY2015 resulting from a change in Layne’s decision to carryback its domestic net operating loss generated in the prior fiscal year. Layne recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three and nine months ended October 31, 2014.  Layne recorded a discrete period tax benefit (expense) of approximately $3.3 million and $(47.3) million during the three and nine months ended October 31, 2013 that were primarily related to a valuation allowance recorded on Layne’s domestic deferred tax assets during the second quarter.  The effective tax rates for continuing operations for the three and nine months ended October 31, 2014 were 59.9% and 7.6%, respectively, compared to 17.7 % and (84.3) % for the same periods of FY2014. The difference between the current year effective rates and the statutory effective rate resulted from the discrete period tax benefit discussed above, and the valuation allowance recorded against deferred tax assets generated in the current year in the U.S. and certain foreign jurisdictions.  The difference between the prior year effective rates and the statutory effective rate resulted from the discrete period tax benefit discussed above, an impairment to goodwill during the second quarter of FY14, on which no tax benefit was recorded, an increase in the valuation allowance recorded against deferred tax assets generated in the current year in the U.S. and certain foreign jurisdictions, and tax accruals recorded on certain foreign tax contingencies.

After valuation allowances, Layne maintains no domestic net deferred tax assets and $2.1 million of deferred tax assets from various foreign jurisdictions where management believes that realization is more likely than not. Management will continue to evaluate all of the evidence in future quarters and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude Layne from using its loss carryforwards or utilizing other deferred tax assets in the future.

As of October 31, and January 31, 2014, the total amount of unrecognized tax benefits recorded was $13.3 million and $15.3 million respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $6.0 million due to settlements of audit issues and expiration of statutes of limitation. Layne classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Layne reports income tax-related interest and penalties as a component of income tax expense. As of October 31, and January 31, 2014, the total amount of liability for income tax-related interest and penalties was $8.4 million and $8.4 million, respectively.

6. Fair Value Measurements

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

Layne’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Layne’s financial instruments held at fair value are presented below as of October 31, 2014, and January 31, 2014:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
October 31, 2014
Financial Assets:
Current restricted deposits held at fair value	$4,145	$4,145	$—	$—
Current receivable on sale of business	400	400	—	—
Long term restricted deposits held at fair value	4,526	4,526	—	—
Long term receivable on sale of business	2,639	—	—	2,639
Financial Liabilities:
Convertible Notes(1)	109,210	—	109,210	—
January 31, 2014
Financial Assets:
Current restricted deposits held at fair value	2,881	2,881	—	—
Cash surrender value of company-owned life insurance(2)	10,651	—	10,651	—
Long term restricted deposits held at fair value	4,964	4,964	—	—
Preferred units of SolmeteX, LLC	466	—	—	466
Financial Liabilities:
Convertible Notes(1)	106,782	—	106,782	—

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

Other Financial Instruments

Layne uses the following methods and assumptions in estimating the fair value disclosures for its other financial instruments:

Cash – The carrying amounts that Layne has reported in the accompanying condensed consolidated balance sheets for cash approximate their fair values and are classified as Level 1 within the fair value hierarchy.

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

7. Stock and Stock Option Plans

Layne has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of October 31, 2014, there were 1,417,252 shares which remained available to be granted under the plans. Layne has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. Layne granted 407,579 restricted stock units and 176,280 performance vesting shares under the Layne Christensen Company 2006 Equity Incentive Plan during the nine months ended October 31, 2014.  The grants consist of both service-based awards and market-based awards.

Layne recognized compensation cost for these share-based plans of $1.2 million and $0.5 million for the three months ended October 31, 2014 and 2013, respectively, and $1.7 million and $2.5 million of compensation cost for these share-based plans during the nine months ended October 31, 2014 and 2013, respectively. Of the compensation costs for the nine months ended October 31, 2014 and 2013, $0.5 million and $1.1 million, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $0.7 million and $1.0 million for the nine months ended October 31, 2014 and 2013, respectively.

A summary of nonvested share activity for the nine months ended October 31, 2014, is as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2014	292,423	$23.42	$4,959
Granted - Director's restricted stock units	13,090	17.19
Granted - Restricted stock units	394,489	17.06
Granted - Performance vesting shares	176,280	9.60
Vested	(13,027)	25.82
Canceled	—	—
Forfeitures	(317,939)	18.54
Nonvested stock at October 31, 2014	545,316	$16.99	$3,926

Transactions for stock options for the nine months ended October 31, 2014, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2014	1,105,812	$24.22	5.7	$618
Granted	211,177	15.62		—
Expired	(55,126)	16.63		—
Forfeited	(71,725)	19.65		—
Outstanding at October 31, 2014	1,190,138	$23.32	5.8	—
Exercisable at February 1, 2014	790,905	$24.84	4.5	592
Exercisable at October 31, 2014	867,256	$25.19	4.6	—

All options were granted at an exercise price equal to the fair market value of Layne’s common stock at the date of the grant. The weighted average fair value at the date of grant for the options granted was $6.58 and $8.15 for the nine months ended October 31, 2014 and 2013, respectively. The fair value was based on an expected life of approximately seven years, no dividend yield, an average risk-free rate of 1.35% and 1.09%, respectively, and assumed volatility of all options outstanding are expected to be between 39.9 and 65.4. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

8. Investment in Affiliates

Layne’s investments in affiliates are carried at the original cost of the investment consideration at the date acquired, plus Layne’s equity in undistributed earnings from that date. These affiliates are engaged in mineral exploration drilling, infrastructural construction and the manufacture and supply of drilling equipment, parts and supplies.

	Percentage Owned Directly	Percentage Owned Indirectly
Boyles Bros Servicios Tecnicos Geologicos S. A. (Panama)	50.00%
Boytec, S.A. (Panama)		50.00%
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)		50.00
Sondajes Colombia, S.A. (Columbia)		50.00
Mining Drilling Fluids (Panama)		25.00
Plantel Industrial S.A. (Chile)		50.00
Christensen Chile, S.A. (Chile)	50.00
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Centro Internacional de Formacion S.A. (Chile)		50.00
Geoestrella S.A. (Chile)		25.00
Diamantina Christensen Trading (Panama)	42.69
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boyles Bros., Diamantina, S.A. (Peru)	29.49
Case-Bencor Joint Venture	65.00

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on Layne’s investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2014	2013	2014	2013
Income statement data:
Revenues	$38,502	$42,270	$147,517	$176,217
Gross profit	7,195	2,085	22,595	18,388
Operating income (loss)	2,143	(3,904)	6,680	(3,269)
Net (loss) income	(3,276)	(4,653)	316	(7,825)

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

Layne’s segments are defined as follows:

Water Resources Division

Water Resources provides its customers with an array of water management solutions; discovery and defining of water sources through hydrologic studies, water supply development through water well drilling and intake construction, and water delivery through pipeline and pumping infrastructure. Water Resources also brings new technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. Water Resources drills deep injection wells for industrial (primarily power) and municipal clients that need to dispose of wastewater associated with their processes. Water Resources provides water systems and services in most regions of the U.S.

Inliner Division

Inliner provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner® cured-in-place pipe (“CIPP”) which allows it to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Inliner has the ability to supply both traditional felt-based CIPP lining tubes cured with water or steam as well a fiberglass-based lining tubes cured with ultraviolet light. Inliner is somewhat unique in that the technology itself, the liner tube manufacturer and the largest installer of the Inliner CIPP technology are all housed within Layne’s family of companies. While Inliner focuses on our proprietary Inliner CIPP, it is committed to full system renewal. Inliner provides a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, U-Liner high-density polyethylene fold and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

Heavy Civil Division

Heavy Civil delivers sustainable solutions to government agencies and industrial clients by overseeing the design and construction of water and wastewater treatment plants, as well as pipeline installation. In addition, Heavy Civil builds radial collector wells (Ranney Method), surface water intakes, pumping stations, hard rock tunnels and marine construction services-all in support of the world’s water infrastructure. Beyond water solutions, Heavy Civil also designs and constructs biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource. Heavy Civil provides services in most regions of the U.S.

Geoconstruction Division

Geoconstruction provides specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets. Geoconstruction has the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, it offers extensive experience in successful completion of complex and schedule-driven major underground construction projects. Geoconstruction provides services that are focused primarily on the foundation systems for dams/levees, tunnels, shafts, utility systems, subways and other transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems. Geoconstruction previously provided services in most regions of the U.S., as well as Brazil Uruguay and Italy. With the sale of its Costa Fortuna business and its Tecniwell business, as discussed in Note 10 to the condensed consolidated financial statements, Geoconstruction currently provides services in the U.S.

Mineral Services Division

Mineral Services conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory (‘greenfield’) and definitional (‘brownfield’) drilling. Global mining companies engage Mineral Services to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if a minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization expertise. The primary markets are in the western U.S., Mexico, Australia, South America and Africa. Layne also has ownership interests in foreign affiliates operating in Latin America that form the primary presence in this market.

Energy Services Division

Energy Services focuses its efforts to provide a closed loop water management solution to energy companies involved in hydraulic fracturing. The initial focus is in the water-stressed Permian Basin of West Texas, where Energy Services is providing water sourcing, transfer and treatment for oil and gas producers. Layne’s expertise in water well drilling and water treatment provides a sustainable and environmentally responsible solution for the water needs of energy companies operating in a part of the country which has significant water shortages and drought. Layne is able to transport water from the source to the well site (where hydraulic fracturing occurs), treat the produced water and then recapture and recycle the treated water for use in other hydraulic fracturing operations. The system is designed to have virtually no surface discharge of formation or produced and treated water. Energy Services offers its services in most regions of the U.S.

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

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2014	2013	2014	2013
Revenues
Water Resources	$51,383	$46,807	$147,940	$135,876
Inliner	50,867	43,806	124,187	111,971
Heavy Civil	54,006	63,820	156,594	213,431
Geoconstruction	23,794	5,603	61,841	16,454
Mineral Services	37,207	39,773	98,666	144,326
Energy Services	5,428	1,727	12,973	5,268
Other	5,687	5,481	14,587	15,241
Intersegment eliminations	(5,466)	(5,039)	(13,090)	(14,156)
Total revenues	$222,906	$201,978	$603,698	$628,411

Equity in (losses) earnings of affiliates
Geoconstruction	$(43)	$—	$2,704	$—
Mineral Services	(1,453)	(2,300)	(1,731)	(4,088)
Total equity in (losses) earnings of affiliates	$(1,496)	$(2,300)	$973	$(4,088)

Income (loss) from continuing operations before income taxes
Water Resources	$4,932	$583	$11,891	$2,193
Inliner	6,614	5,717	15,183	12,025
Heavy Civil	(2,200)	352	(15,417)	(1,190)
Geoconstruction	(2,033)	(2,484)	(2,274)	(26,408)
Mineral Services	(2,106)	(9,666)	(7,049)	(7,484)
Energy Services	(1,033)	(1,167)	(2,595)	(2,656)
Other	393	(57)	554	285
Unallocated corporate expenses	(10,560)	(10,332)	(37,299)	(37,308)
Interest expense	(3,259)	(1,457)	(10,333)	(3,292)
Total loss from continuing operations before income taxes	$(9,252)	$(18,511)	$(47,339)	$(63,835)

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2014	2013	2014	2013
Product Line Revenue Information
Water systems	$54,541	$47,783	$155,880	$141,708
Water treatment technologies	4,276	8,580	13,209	29,157
Sewer rehabilitation	50,867	43,806	124,187	111,971
Water and wastewater plant construction	36,935	38,104	102,646	121,482
Pipeline construction	12,194	17,529	40,214	64,029
Soil stabilization	24,712	7,548	64,280	24,158
Environmental and specialty drilling	2,002	1,979	5,242	4,613
Exploration drilling	33,457	35,040	88,368	126,955
Other	3,922	1,609	9,672	4,338
Total revenues	$222,906	$201,978	$603,698	$628,411

Geographic Information
Revenue
United States	$196,877	$174,573	$536,401	$522,161
Africa/Australia	8,794	8,035	21,487	33,904
South America	3,928	5,696	11,157	14,080
Mexico	12,571	13,070	32,382	48,696
Other foreign	736	604	2,271	9,570
Total revenues	$222,906	$201,978	$603,698	$628,411

10. Discontinued Operations

Layne has undertaken a global strategic review of its operations during FY2015 to evaluate under-performing divisions, service lines or non-core assets.  During this review, once an under-performing business or non-core asset has been identified, management has moved quickly to complete its assessment as to the continuing viability for Layne or the marketability of such identified item.  As reported previously, during the second quarter of FY2015, Costa Fortuna, a line of business within Geoconstruction was identified and subsequently sold as described below.  During the third quarter of FY2015, Tecniwell, a line of business also within the Geoconstruction segment, was identified and subsequently sold.  A description of the sale and its effect on the condensed consolidated financial statements are discussed below.

Tecniwell

On October 31, 2014, Layne disposed of Tecniwell to Alberto Battini (50%) and Paolo Trubini (50%), an employee of Tecniwell at the time of disposal.  The transaction was a sale by Layne of all quotas representing 100% of the corporate capital of Tecniwell in exchange for $0.9 million.  The purchase price for the quotas is to be paid by each of the buyers (Battini and Trubini) individually, in equal amounts.  Layne received $0.5 million on October 31, 2014.  The unpaid balance of the purchase price is due and payable from each of the buyers to Layne on March 31, 2015.  The loss to Layne on the sale of the business was $0.8 million.  This loss is included on the condensed consolidated statements of operations as a loss from discontinued operations.

Costa Fortuna

On July 31, 2014, Layne disposed of Costa Fortuna to Aldo Corda, the original owner and the then current manager of the business at the time of the disposal.  The transaction was structured as a sale by Layne of all of the issued and outstanding shares of Holub, S.A., a Uruguay sociedad anonima, and its subsidiaries in exchange for $4.4 million, payable to Layne as described below.

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

The major classes of assets and liabilities of Tecniwell and Costa Fortuna were as follows:

As of January 31,
(in thousands)	2014
Major classes of assets
Cash	$4,104
Accounts receivable	9,916
Inventory	15,171
Other current assets	7,449
Total current assets discontinued operations	36,640
Other assets discontinued operations	38,752
Total major classes of assets of discontinued operations	$75,392
Major classes of liabilities
Accounts payable	$8,402
Short-term borrowings	14,194
Other current liabilities	9,257
Total current liabilities discontinued operations	31,853
Other long term liabilities discontinued operations	1,186
Total major classes of liabilities of discontinued operations	$33,039

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

In July 2014, Layne sold all of the preferred units of SolmeteX, LLC for $0.5 million, the then-recorded valuation.

The major classes of items constituting the loss of Tecniwell, Costa Fortuna and SolmeteX are as follows:

	Three months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2014	2013	2014	2013
Revenue	$5,430	$14,484	$32,555	$50,064
Cost of revenues (exclusive of depreciation and amortization, shown below	(4,210)	(10,595)	(25,388)	(37,101)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(1,004)	(3,041)	(6,230)	(9,425)
Depreciation and amortization	(4)	(1,100)	(2,559)	(3,517)
Other expense items	(113)	(718)	(1,129)	(2,515)
Total operating income (loss) on discontinued operations before income taxes	99	(970)	(2,751)	(2,494)
Income tax (expense) benefit	(67)	664	(551)	1,273
Total operating income (loss) on discontinued operations	$32	$(306)	$(3,302)	$(1,221)
Total consideration	$900	$—	$3,538	$11,108
Net book value of assets sold	(1,527)	—	(38,610)	(1,813)
Reclassification adjustment for foreign currency translation	(158)	—	(3,794)	—
Fees associated with sale	(25)	—	(145)	(962)
Loss on sale of discontinued operations before income taxes	(810)	—	(39,011)	8,333
Income tax expense	—	—	(120)	(3,250)
Total (loss) income on discontinued operations	$(778)	$(306)	$(42,433)	$3,862

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

As previously reported, the Audit Committee of the Board of Directors conducted an internal investigation into, among other things, the legality of certain payments by Layne to agents and other third parties interacting with government officials in certain countries in Africa. The internal investigation suggested potential violations of the FCPA and certain local laws. Layne made a voluntary disclosure to the United States Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) regarding the results of the investigation and have cooperated with the DOJ and the SEC in connection with their review of the matter.

On August 6, 2014, the DOJ notified Layne that inquiry into this matter has been closed. On October 27, 2014, Layne entered into a settlement with the SEC to resolve the allegations concerning potential violations of the FCPA.  This settlement with the SEC resolves all outstanding government investigations with respect to Layne concerning potential FCPA violations.  Under the terms of the settlement, without admitting or denying the SEC’s allegations, Layne consented to entry of an administrative cease-and-desist order under the books and records, internal controls and anti-bribery provisions of the FCPA.  Layne agreed to pay to the SEC $4.7 million in disgorgement and prejudgment interest, and $0.4 million in penalties.  Layne also agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date.  The amounts in connection with the settlement were fully accrued as of October 31, 2014 and were paid on November 6, 2014.

On April 17, 2013, an individual person filed a purported class action suit against three of Layne’s subsidiaries and two other companies supposedly on behalf of all lessors and royalty owners from 2004 to the present. The plaintiff essentially alleges that Layne and two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas. The plaintiff seeks certification as a class and unquantified damages. The plaintiff’s suit was initially filed in the District Court of Wilson County, Kansas. On July 3, 2013, the case was removed by a co-defendant to the U.S. District Court for the District of Kansas. On April 1, 2014, the plaintiff voluntarily dismissed one of the other two company defendants without prejudice. The case is still in the early stages of the proceedings, but Layne believes it has meritorious legal positions and will continue to represent Layne’s interests vigorously in this matter.

Layne is involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of the Company’s business. Layne believes that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon its business or condensed consolidated financial position, results of operations or cash flows. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in the assumptions related to these proceedings. In accordance with GAAP, Layne records a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the strategies change, it is possible that Layne’s estimate of its probable liability in these matters may change.

12. Restructuring Costs

Layne commenced a restructuring plan (“Plan”) during the quarter ended July 31, 2014. The Plan involves, among other things, reductions in the global workforce, asset relocation or disposal and process improvements. The Plan is designed to achieve short and long-term cost reductions. For the three months and nine months ended October 31, 2014, Layne incurred one-time severance costs and other related personnel costs associated with the Plan. The accrued liability associated with the restructuring was approximately $0.8 million and $0.7 million as of October 31, 2014 and July 31, 2014, respectively.

	Incurred in the	Incurred in the	Estimate of
	three months ended	nine months ended	remaining amounts
(in thousands)	October 31, 2014	October 31, 2014	to be incurred	Total
Water Resources
Severance and other personnel-related costs	$272	$332	$23	$355
Other	41	41	9	50
Total Water Resources	$313	$373	$32	$405
Heavy Civil
Severance and other personnel-related costs	$17	$54	$216	$270
Other	-	-	-	-
Total Heavy Civil	$17	$54	$216	$270
Mineral Services
Severance and other personnel-related costs	$136	$152	$48	$200
Other	101	1,187	-	1,187
Total Mineral Services	$237	$1,339	$48	$1,387
Energy Services
Severance and other personnel-related costs	$4	$54	$-	$54
Other	-	-	-	-
Total Energy Services	$4	$54	$-	$54
Unallocated Corporate
Severance and other personnel-related costs	$257	$336	$38	$374
Other	-	-	50	50
Total Unallocated Corporate	$257	$336	$88	$424
Total	$828	$2,156	$384	$2,540

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” or other words that convey the uncertainty of future events or outcomes. Please see Part II, Item 1A., Risk Factors in this quarterly report on Form 10Q for an additional discussion. Many of the factors that will impact Layne’s risk factors are beyond its ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and Layne assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes included in Item 1 in this Form 10-Q, as well as the recast consolidated financial statements included in our current report Form 8-K filed on October 29, 2014 for presentation of discontinued operations. As used herein, phrases such as “Layne”, “we”, “our”, and “us” intend to refer to Layne Christensen Company when used.

Executive Summary

Layne is a global water management, construction and drilling company. Layne provides responsible solutions for water, mineral and energy challenges. This integrated approach allows Layne to offer more than individual services; it ensures streamlined communications, expedited timelines, and a constant focus on its overriding values of safety, integrity and excellence.

Layne has responsible solutions for any water management challenge in every phase of water lifecycle-supply, treatment, delivery and maintenance. Specialized construction solutions provide for responsible water management in just about any industry or environment. Geotechnical capabilities allow Layne to improve soil conditions and support subterranean structures in underground projects. Layne’s team of specialists understands specific site characteristics to provide drilling solutions for water management, mineral services and specialty drilling needs.

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

Revenues increased $20.9 million, or 10.4%, to $222.9 million, for the three months ended October 31, 2014, and decreased $24.7 million, or 3.9%, to $603.7 million for the nine months ended October 31, 2014, as compared to the same periods last year. On a quarter-to-date and a year-to-date basis, Water Resources, Inliner, Geoconstruction and Energy Services recorded higher levels of revenue, while revenues decreased in Heavy Civil and Mineral Services. A further discussion of results of operations by segment is presented below.

Cost of revenues increased $19.1 million or 11.5% to $185.5 million (83.2% of revenues) and decreased $9.1 million or 1.7%, to $513.3 million (85.0% of revenues) for the three and nine months ended October 31, 2014, compared to $166.3 million (82.3% of revenues) and $522.4 million (83.1% of revenues) for the same periods last year. The increases as a percentage of revenues are primarily due to margin declines in Heavy Civil and Mineral Services.

Selling, general and administrative expenses decreased 17.8% to $30.1 million and 18.6% to $89.9 million for the three and nine months ended October 31, 2014, compared to $36.6 million and $110.4 million for the same periods last year. For the three months ended October 31, 2014 the decline of $6.5 million was primarily due to decreases in relocation costs of $2.1 million, bad debt expenses of $1.9 million, travel expenses of $0.3 million, and temporary services of $0.3 million, offset by increases in professional fees of $2.6 million, incentive compensation of $1.0 million and training expense of $0.1 million. The comparison between the three month periods was also impacted by an accrual of $5.6 million in the three months ended October 31, 2013 associated with the FCPA investigation.  For the nine months ended October 31, 2014 the decline of $20.5 million in expenses was primarily due to a decrease in relocation expenses of $8.0 million, compensation expenses of $2.8 million and travel of $1.1 million offset by professional fees of $3.3 million. The comparison between periods was also impacted by a reversal of $5.2 million of the accrual for the FCPA investigation in the nine months ended October 31, 2014, compared to an increase in the accrual of $6.7 million in the nine months ended October 31, 2013.

Depreciation and amortization decreased 14.9% to $12.0 million and 10.3% to $37.9 million for the three and nine months ended October 31, 2014, compared to $14.1 million and $42.2 million for the same periods last year. The decreases were primarily due to reductions in capital expenditures as Layne continues to restrict its capital spending.

In connection with the restructuring plan approved by the Board of Directors in June 2014, Layne incurred restructuring costs of $0.8 million and $2.2 million for the three and nine months ended October 31, 2014, respectively. These primarily consisted of severance and other related costs associated with workforce reductions and costs to move and consolidate equipment and inventories.

Equity in earnings (losses) of affiliates improved to a loss of $(1.5) million and earnings of $1.0 million for the three and nine months ended October 31, 2014, compared to losses of $(2.3) million and $(4.1) million for the same periods last year. Layne’s international affiliates recorded losses during the three months ended October 31, 2014 of $1.5 million due primarily to severance costs as the operations were downsized in response to market conditions.  Layne’s domestic affiliates, consisting of joint ventures engaged in the geoconstruction business that essentially broke even during the three months ended October 31, 2014.  For the nine months ended October 31, 2014, the domestic affiliates had earnings of $2.7 million.  This joint venture is in the final stages of completion.

Interest expense increased to $3.3 million and $10.3 million for the three and nine months ended October 31, 2014, compared to $1.5 million and $3.3 million for the same periods last year. The increase in interest expense for the three and nine months ended October 31, 2014 is related to increased borrowings and higher interest rates associated with the Convertible Notes issued in November 2013, coupled with the amortization of deferred loan fees related to the Convertible Notes. The interest expense for the nine months ended October 31, 2014 also includes the write off during the first quarter of the unamortized debt issuance costs associated with the previous Credit Agreement of $1.1 million.

Other income, net for the three months and nine ended October 31, 2014, consisted primarily of gains on the sale of non-core assets, including real estate.

Income tax benefits of $5.5 million and $3.6 million were recorded for the three and nine months ended October 31, 2014, respectively, compared to a benefit of $3.3 million and an expense of $53.8 million for the same periods last year. The current year benefits are primarily due to Layne’s decision to carryback its domestic net operating loss generated in the prior fiscal year.  No tax benefit was recorded on losses generated in the U.S. and certain foreign jurisdictions during the three and nine months ended October 31, 2014, as recovery of our deferred tax assets is uncertain.  During the nine months ended October 31, 2013, a non-cash tax charge of $50.6 million was recorded as a result of valuation allowances provided on deferred tax assets established in prior years.

Operating Highlights

On August 6, 2014, Layne was notified by the DOJ that inquiry into potential violations of the FCPA, as discussed in Note 11 to the condensed consolidated financial statements, has been closed. On October 27, 2014, Layne entered into a settlement with the SEC to resolve the allegations concerning potential violations of the FCPA.  This settlement with the SEC resolves all outstanding government investigations with respect to Layne concerning potential FCPA violations.  Under the terms of the settlement, without admitting or denying the SEC’s allegations, Layne consented to entry of an administrative cease-and-desist order under the books and records, internal controls and anti-bribery provisions of the FCPA.  Layne agreed to pay to the SEC $4.7 million in disgorgement and prejudgment interest, and $0.4 million in penalties.  Layne also agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date.  The amounts in connection with the settlement were fully accrued as of October 31, 2014 and were paid on November 6, 2014.

Water Resources has experienced an 8.9% increase in its revenue for the first nine months of FY2015 compared to the same period last year. The segment has seen an increase in demand, particularly with agribusiness in the western portion of the U.S., which continues to experience drought conditions.  Improved margins and reductions in overhead expenses have produced a fourfold increase in income before income taxes.

Inliner’s revenues have increased 10.9% for the first nine months of FY2015, compared to the same period last year and income before income taxes increased by 26.3% due to an increase in work orders under existing contracts.

Heavy Civil’s revenues decreased by 26.6% for the first nine months of FY2015 compared to the same period last year, as the segment pulled back from pursuing municipal bid projects.  Heavy Civil has continued to experience cost overruns associated with the completion of certain Heavy Civil contracts as well as having experienced delays due to severe weather in the first quarter.

In August 2014, Layne announced that Geoconstruction had been awarded a $132.5 million contract with the U. S. Army Corps of Engineers for the East Branch Dam located in Pennsylvania. The project is scheduled to commence later this year and is expected to be completed by the end of FY2019.

Mineral Services revenue has continued to decline during the first nine months of FY2015 with a 31.6% decrease compared to last year at this time. Commodity prices continue to be volatile and rig utilization throughout the industry is down. Demand for new projects is often for shorter periods of time, causing higher mobilization and demobilization costs. Management is actively reviewing current operating locations, particularly in Africa, to determine restructuring of this segment’s locations to maximize efficiencies.

Energy Services revenue is growing as it continues to penetrate the oil and gas services market. It has signed additional master service agreements and expects to execute additional ones during the remainder of FY2015. As this operating segment continues to grow, it is managing its operating costs to better match its ongoing growth.

The Board of Directors approved management’s restructuring Plan to implement a series of short and long term cost reduction measures. The savings generated from the implementation of the Plan will be derived from various areas within Layne, including workforce reductions, operational and functional reorganization and redesign of company processes. In addition, Layne is undertaking a strategic review of its operations to evaluate alternatives for under-performing divisions, service lines or non-core assets to improve profitability or generate cash. During the second and third quarters of FY2015, Layne has:

•	identified and completed the sale of Costa Fortuna and Tecniwell as discussed in Note 10 to the condensed consolidated financial statements

•	implemented workforce reductions,

•	consolidation of certain offices within the U.S. ; and

•	begun consolidation or closure of certain African locations in Mineral Services.

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

Operating Segment Review of Operations

Water Resources

	Three Months				Nine Months
	Ended October 31,				Ended October 31,
(in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$51,383	$46,807	$4,576	9.8%	$147,940	$135,876	$12,064	8.9%
Income before income taxes	4,932	583	4,349	746.0	11,891	2,193	9,698	442.2

Water Resources revenues increased $4.6 million to $51.4 million for the three months ended October 31, 2014 and increased $12.1 million to $147.9 million for the nine months ended October 31, 2014.  Income before income taxes increased to $4.9 million (9.6% of revenues) from $0.6 million (1.2% of revenues) for the three months ended October 31, 2014 and 2013, respectively.  For the nine months ended October 31, 2014 and 2013, income before income taxes increased to $11.9 million (8.0% of revenues) from $2.2 million (1.6% of revenues), respectively.

          Water Resources continues to experience growth as a result of projects in the western portion of the U.S.  Inadequate water infrastructure in those regions, combined with lingering drought conditions have resulted in additional opportunities to provide water management services, particularly in the agribusiness market.  This growth, combined with margin improvements across most of its operations, has resulted in improved earnings.

     Water Resources has been carefully analyzing its locations and overhead expenses to increase efficiencies and lower costs, but still provide locations to best service the areas where projects are located.  This has resulted in a 9.0% or $2.1 million reduction in selling expenses year to date.

Inliner

	Three Months				Nine Months
	Ended October 31,				Ended October 31,
(in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$50,867	$43,806	$7,061	16.1%	$124,187	$111,971	$12,216	10.9%
Income before income taxes	6,614	5,717	897	15.7	15,183	12,025	3,158	26.3

Inliner revenues increased $7.1 million to $50.9 million for the three months ended October 31, 2014 and increased $12.2 million to $124.2 million for the nine months ended October 31, 2014.  Income before income taxes increased to $6.6 million (13.0% of revenues) from $5.7 million (13.1% of revenues) for the three months ended October 31, 2014 and 2014, respectively.  For the nine months ended October 31, 2014 and 2013, income before income taxes increased to $15.2 million (12.2% of revenues) from $12.0 million (10.7% of revenues), respectively.

     Inliner’s revenues have continued to grow, including fiberglass based lining products.  The operating segment’s projects are progressing as planned, with margins consistent with the prior year.

Heavy Civil

	Three Months				Nine Months
	Ended October 31,				Ended October 31,
(in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$54,006	$63,820	$(9,814)	(15.4)%	$156,594	$213,431	$(56,837)	(26.6)%
(Loss) income before income taxes	(2,200)	352	(2,552)	*	(15,417)	(1,190)	(14,227)	*

*not meaningful

Heavy Civil revenues decreased $9.8 million to $54.0 million for the three months ended October 31, 2014, and decreased $56.8 million to $156.6 million for the nine months ended October 31, 2014.  (Loss) income before income taxes increased to ($2.2) million (-4.1% of revenues) from essentially breakeven for the three months ended October 31, 2013.  For the nine months ended October 31, 2014 and 2013, loss before income taxes increased to ($15.4) million (-9.8% of revenues) from ($1.2) million (-0.6% of revenues), respectively.

     Heavy Civil has made a strategic decision to reduce its volume of hard bid type contracts and to concentrate on increasing its opportunities for negotiated or alternative delivery contracts, which Layne believes have less risk. Accordingly, as we discussed in the second quarter Form 10Q for FY2015, we expect our revenue levels to decline as compared to prior periods for the balance of the fiscal year.

     The segment continues to struggle to complete projects that are in the final stages of completion, which have been troubled over multiple years.  The estimated costs to complete these projects have been updated to reflect the best information available to us at this time and all estimated future losses have been recorded.  However, it is possible that as the work progresses to completion that we could encounter unforeseen conditions or events which would cause us to revise our estimates and could result in further losses.

     As a result of the reduced revenue volume and low gross profit margins, operating results have not been sufficient to offset overhead costs.  The results of Heavy Civil for the nine months ended October 31, 2014, were also affected by severe weather conditions experienced in many parts of the U.S. during the first quarter.  Projects which were already experiencing cost overruns were delayed even further than anticipated due to heavy snowfall.  Adverse weather conditions also caused an increase in expenses on projects as, once the weather subsided, work was restarted out of sequence to try and meet time constraints implicit within the contracts of certain projects, thereby further reducing profitability.

Geoconstruction

	Three Months				Nine Months
	Ended October 31,				Ended October 31,
(in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$23,794	$5,603	$18,191	324.7%	$61,841	$16,454	$45,387	275.8%
Loss before income taxes	(2,033)	(2,484)	451	18.2	(2,274)	(26,408)	24,134	91.4
Equity in (losses) earnings of affiliates, included above	(43)	—	(43)	*	2,704	—	2,704	100.0

*not meaningful

Geoconstruction revenues increased $18.2 million to $23.8 million for the three months ended October 31, 2014, and increased by $45.4 million to $61.8 million for the nine months ended October 31, 2014.  Loss before income taxes improved to $(2.0) million (-8.5% of revenues) from $(2.5) million (-44.3% of revenues) for the three months ended October 31, 2014 and 2013, respectively.  For the nine months ended October 31, 2014 and 2013, loss before income taxes improved to $(2.3) million (-3.7% of revenues) from $(26.4) million (-160.5% of revenues), respectively.  The comparison of loss before income taxes for the nine months ended October 31, 2014 and 2013 is impacted by a goodwill impairment charge of $14.6 million in the second quarter of FY2014.

     Geoconstruction revenues and earnings have been positively impacted by multiple projects in San Francisco and Hawaii, as well as a joint venture project in Seattle.  Results in the current quarter were negatively impacted by costs of approximately $2.3 million associated with claims on a project in San Francisco which are in dispute.  Due to the dispute, no revenues have been recognized associated with the potential recovery of such costs.  During the three months ended October 31, 2013, Geoconstruction recognized a change order of $2.3 million on a project that was nearing the final stages of completion.

Mineral Services

	Three Months				Nine Months
	Ended October 31,				Ended October 31,
(in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$37,207	$39,773	$(2,566)	(6.5)%	$98,666	$144,326	$(45,660)	(31.6)%
Loss before income taxes	(2,106)	(9,666)	7,560	78.2	(7,049)	(7,484)	435	5.8
Equity in losses of affiliates, included above	(1,453)	(2,300)	847	36.8	(1,731)	(4,088)	2,357	57.7

Mineral Services revenues decreased $2.6 million to $37.2 million for the three months ended October 31, 2014, and decreased by $45.7 million to $98.7 million for the nine months ended October 31, 2014.  Loss before income taxes improved to $(2.1) million (-5.7% of revenues) from $(9.7) million (-24.3% of revenues) for the three months ended October 31, 2014 and 2013, respectively.  For the nine months ended October 31, 2014 and 2013, loss before income taxes improved to $(7.0) million (-7.1% of revenues) from $(7.5) million (-5.2% of revenues), respectively.

Equity in losses from our affiliates in South America showed improvement during the three and nine months ended October 31, 2014 when compared to the same time in the prior fiscal year, although they continue to be impacted by depressed minerals markets.

Included in the loss before income taxes for the nine months ending October 31, 2014 is a decrease to the accrual related to the FCPA investigation of $5.2 million as a result of the DOJ’s decision to close its investigation without bringing any charges against Layne, as compared to an increase in the accrual of $6.7 million in the prior year period ($5.6 million of which was accrued in the three months ended October 31, 2013).

Mineral Services continues to be impacted by the slowdown in global mining exploration in all regions. This slow down can be attributed to several factors including a cyclical decline in major commodity prices from highs in past years. The cyclical decline in mining has also caused projects that are initiated to be shorter in duration or incur frequent work stoppages.  This causes higher direct expenses due to frequent mobilization or demobilization of rigs between locations.  Additional factors include the Ebola outbreak in Africa, which has caused mining activity to decline in the affected regions.

Mineral Services has reacted to the slowdown in a number of ways.  Labor costs are monitored to react to the level of work within each region.  Offices and locations have been consolidated to improve efficiencies.  Non-core assets have been sold or re-deployed to other areas within Layne.  Mineral Services has utilized its customer relationships to engage in other revenue producing activities such as water supply drilling until such time as the minerals market rebounds.  Management believes the current trend will continue throughout FY2015 and FY2016.

Energy Services

	Three Months				Nine Months
	Ended October 31,				Ended October 31,
(in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$5,428	$1,727	$3,701	214.3%	$12,973	$5,268	$7,705	146.3%
Loss before income taxes	(1,033)	(1,167)	134	11.5	(2,595)	(2,656)	61	2.3

Energy Services revenues increased $3.7 million to $5.4 million for the three months ended October 31, 2014, and increased by $7.7 million to $13.0 million for the nine months ended October 31, 2014.  Loss before income taxes improved to $(1.0) million (-19.0% of revenues) from $(1.2) million (-67.6% of revenues) and improved to $(2.6) million (-20.0% of revenues) from ($2.7) million (-50.4% of revenues) for the three and nine months ended October 31, 2014, respectively.

     Energy Services has seen significant growth in its revenues during FY2015 as a result of several master service agreements which have been executed.  Through these agreements, this operating segment has seen an increase in work in its lines of business.

     Results for the third quarter of FY2015 were negatively impacted by accruals of $0.7 million associated with an intellectual property agreement and $0.5 million of settlement costs associated with one contract.

Other

	Three Months				Nine Months
	Ended October 31,				Ended October 31,
(in thousands)	2014	2013	$ Change	% Change	2014	2013	$ Change	% Change
Revenues	$5,687	$5,481	$206	3.8%	$14,587	$15,241	$(654)	(4.3)%
Income (loss) before income taxes	393	(57)	450	789.5	554	285	269	94.4

Other revenues and losses before income taxes are primarily from small specialty and purchasing operations. The majority of the revenues are eliminated between segments, but the operations can produce positive earnings from purchasing discounts and third party sales.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses remained relatively flat when comparing the three months and nine months ending October 31, 2014 and 2013.  For the three months and nine months ended October 31, 2014, expenses were $10.6 million and $37.3 million, respectively, compared to $10.3 million and $37.3 million, respectively, for the same periods last year.

Backlog Analysis

Backlog represents the dollar amount of revenues Layne expects to recognize in the future from contracts that have been awarded as well as those that are currently in progress. Layne includes a project in backlog at such time as a contract is executed. Backlog amounts include anticipated revenues associated with the original contract amounts, executed change orders, and any claims that may be outstanding with customers for which recovery is considered probable. It does not include contracts that are in the bidding stage or have not been awarded. As a result Layne believes the backlog figures are firm, subject only to modifications, alterations or cancellation provisions contained in the various contracts. Historically, those provisions have not had a material effect on the condensed consolidated financial statements.

Layne’s backlog of uncompleted contracts at October 31, 2014, was approximately $602.0 million compared to $460.5 million at January 31, 2014. Amounts previously reported in Geoconstruction related to Costa Fortuna and Tecniwell have been removed due to the sale of these businesses as of July 31, 2014 and October 31, 2014, respectively. During the third quarter of FY2015, Layne executed various new awards across each of its business segments.

			Revenues Recognized
	Backlog at	New Business	Nine Months Ended	Backlog at	Backlog at
(in millions)	January 31, 2014	Awarded(1)	October 31, 2014	October 31, 2014	October 31, 2013
Water Resources	$59.8	$176.3	$147.9	$88.2	$60.0
Inliner	61.1	176.4	124.2	113.3	67.8
Heavy Civil	257.6	109.5	156.6	210.5	312.8
Geoconstruction	79.3	168.2	61.8	185.7	84.9
Mineral Services	2.7	97.5	98.7	1.5	5.1
Energy Services	—	15.8	13.0	2.8	—
Total	$460.5	743.7	602.2	602.0	$530.6

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Liquidity and Capital Resources

The primary source of liquidity for Layne has historically been cash from operations, supplemented by borrowings under its credit facilities. Layne’s cash flow is affected by prices of material and demand for its services, operational risks, volatility in commodity prices, industry and economic conditions, and conditions in the financial markets.  Layne’s financial performance has been challenged and tempered by a variety of the risks inherent to the industries and geographies it serves.

     Mineral Services has been affected is the cyclical nature of minerals mining.  This operating segment can be affected significantly and quickly by factors beyond Layne’s control, such as mining company exploration budgets, commodity prices, changes in taxation policy, increasing labor costs and global credit markets.

     In Geoconstruction, weak demand for infrastructure projects in the U.S. during FY2014 impacted its results.  New projects were awarded to Geoconstruction during the fourth quarter of FY2014, continuing into FY2015.  However, certain of these projects experienced delays in the initial stages.  These delays were not controllable by Layne, but rather by the owner of the jobs.  These jobs resumed in the second quarter of FY2015.  Delays can have a significant adverse effect on Geoconstruction’s financial results as the operating segment was often mobilized to the sites, but was unable to continue work.  In August 2014, Layne announced that Geoconstruction had been awarded a $132.5 million contract with the U.S. Army Corps of Engineers for the East Branch Dam located in Pennsylvania.  The project is scheduled to commence in the fourth quarter of FY2015 and is expected to be completed by the end of FY2019.

     Heavy Civil has experienced significant losses on certain long-term construction contracts during FY2013, FY2014 and continuing into FY2015.  Due to schedule delays and cost overruns on these contracts, Layne’s financial results have been adversely impacted.  These projects continue to face significant issues as the operating segment moves closer to completing these contracts.  At October 31, 2014, Layne has provided for estimated future losses on these contracts.  Although Layne strives to improve its ability to estimate contract costs and profitability associated with these projects, it is reasonably possible that current estimates could change and adjustments to overall contract costs may continue and be significant in future periods.  These would put significant additional strain on liquidity and could have a material adverse impact on Layne’s financial position, results of operations and cash flows.

     Due to its poor operating results, Layne is tightly managing cash and its liquidity position.  Layne has implemented certain initiatives and continues to discuss additional initiatives that could be implemented to enhance its liquidity position.  As discussed in Note 12 to the condensed consolidated financial statements, the Board of Directors approved management’s restructuring Plan to implement a series of short-term and long-term cost reduction actions in order to improve Layne’s liquidity and results of operations.  These actions are expected to generate annual savings of $17.0 million to $22.0 million with a total expected cost to implement of $2.5 million.  Management believes the restructuring Plan will assist Layne to have sufficient funds and adequate financial resources available to meet its anticipated liquidity needs.  Layne may incur other material charges not currently anticipated due to events that could be beyond Layne’s control that occur as a result of, or materially associated with, the restructuring Plan and related activities and as such, actual results could differ materially from current estimates.

     Layne is continuing its global strategic review of its operations to evaluate under-performing divisions, service lines or non-core assets.  As part of this reassessment, Layne examined the strategy of expanding the Geoconstruction operating segment into Brazil and other South American markets through Costa Fortuna.  Due to the sluggish economy in Brazil, weak infrastructure project demand and a need for additional capital to fund the business, management recommended and the Board of Directors approved the disposition of Costa Fortuna as a necessary strategic shift away from the geoconstruction business in South America.  The growth as originally expected in this market did not occur.  Layne sought the most expeditious manner to dispose of the business.  On July 31, 2014, Layne disposed of its Costa Fortuna business to Aldo Corda, the former owner and the current manager of Costa Fortuna for Layne.  Layne sold all of the issued and outstanding shares of Holub, S.A., a Uruguay sociedad anonima, and its subsidiaries in exchange for $4.4 million of consideration.

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

     In the third quarter of FY2015, Layne examined its operations in Italy, Tecniwell, a business within in the Geoconstruction segment.  This business manufactured equipment for the ground stabilization industry.  Management considered the expected operating income, as well as the expected imminent and future financing needs of the business, and determined the expected return on the investment in business was insufficient to warrant continued involvement.

     On October 31, 2014, Layne disposed of Tecniwell to Alberto Battini (50%) and Paolo Trubini (50%), an employee of Tecniwell at the time of disposal.  The transaction is a sale by Layne of all quotas representing 100% of the corporate capital of Tecniwell in exchange for $0.9 million.  The purchase price for the quotas is to be paid by each of the buyers (Battini and Trubini) individually, in equal amounts.  Layne received $0.5 million on October 31, 2014.  The unpaid balance of the purchase price is due and payable from each of the buyers to Layne on March 31, 2015.  Layne expects to realize cash benefits from not funding the operations of Tecniwell in the future.

     During the third quarter of FY2015, Layne also sold real estate and other non-core assets.  These items, totaling $1.9 million in the third quarter, are reflected in the gain on the sale of assets in the condensed consolidated financial statements.  These items were considered during management’s strategic evaluation of non-core assets.  Layne expects to evaluate additional assets during the coming months as part of this strategic evaluation.

Working Capital

     Layne’s working capital as of October 31, 2014, January 31, 2014 and October 31, 2013 was $114.5 million, $121.3 million and $111.2 million, respectively.  Working capital as of October 31, 2014, decreased $6.8 million as compared to January 31, 2014, due to a variety of factors.  Increases of $13.2 million in customer receivables and $11.3 million in net contract receivables were due to seasonal increases in revenue volume.  Partially offsetting these increases was an increase in accounts payable of $16.5 million, which was partially due to seasonal volume and partially due to extending vendor payment terms.  The net buildup in these working capital components was funded through the liquidation of $10.6 million of cash surrender value of life insurance policies.  Other significant changes affecting working capital were an increase in accrued compensation expense of $4.1 million due to the timing of salaried pay periods, accrued costs related to the departure of the former Chief Executive Officer as well as other individuals and costs related to our restructuring efforts, and a decrease of $5.2 million in the accrual related to potential FCPA liability reflecting the decision by the DOJ to close its inquiry into this matter and the terms of our settlement with the SEC.  An increase in cash balances of $0.9 million and an increase in income tax receivables of $3.7 million were partially offset by an increase in accrued insurance expense of $3.0 million and an increase in other accrued expenses of $3.2 million.  The increase in other accrued expenses included an increase in interest payable related to the convertible debt offering of $1.3 million as well as other expenses.

Available Cash and Cash Equivalents

    Layne’s cash and cash equivalents as of October 31, 2014, were $35.9 million compared to $30.9 million and $25.2 million as of January 31, 2014 and October 31, 2013, respectively.  Of our cash and cash equivalents, amounts held by foreign subsidiaries as of October 31, 2014, January 31, 2014 and October 31, 2013 were $10.9 million, $25.0 million and $19.8 million, respectively.  Repatriation of cash balances from some of Layne’s foreign subsidiaries could result in withholding taxes in the local jurisdictions.  Of the amounts held by foreign subsidiaries at October 31, 2014, January 31, 2014 and October 31, 2013, $0.7 million, $2.5 million and $2.5 million, respectively, could be subject to repatriation restrictions if the amounts were needed for domestic operations.  The amounts subject to repatriation, if needed for domestic operations, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits.  Layne’s intention is to permanently reinvest certain foreign cash balances outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund its U.S. operations.  Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted Layne’s overall liquidity.  Layne monitors developments in the foreign countries in which it operates for changes in currency regulation.

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

Financing Agreements

The $125.0 million Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014.  The Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.

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

Layne’s ABL facility provides an aggregate principal amount of up to $135.0 million, of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings.  Availability under the ABL facility is the lesser of (i) $135.0 million and (ii) the borrowing base (as defined in the ABL facility agreement).  Layne has the right to request the lenders to increase the principal amount from $135.0 million to $200.0 million if it is not in default under the agreement; however there are no current commitments from the lender for any such increase.  As of October 31, 2014 the borrowing base was $123.8 million with $22.0 million borrowed under the ABL facility and $29.3 million of letters of credit issued, leaving an available balance of $72.5 million.

The ABL facility is guaranteed by Layne’s direct and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions described in the ABL facility.  The obligations under the ABL facility are secured by a lien on substantially all of the assets of Layne and its subsidiary guarantors, subject to certain exceptions described in the ABL facility.

On September 15, 2014 Layne amended the ABL facility (“the Second Amendment”) to provide additional security interests in certain assets to our surety provider and to establish an additional reserve based on the value of the assets subject to such security interests.  The Second Amendment fixed the applicable margin on borrowings until the Fixed Charge Coverage Ratio (measured on a trailing four fiscal quarter period) is at least 1.0 to 1.0 for two consecutive fiscal quarters, at which time the applicable margin will revert to being determined based on usage of the ABL facility.  The Second Amendment also formalized certain additional monthly reporting requirements.

The ABL facility was amended on October 28, 2014 (the Third Amendment”) to permit the disposition of Tecniwell, a business within Geoconstruction (2) restrict prepayment of indebtedness subordinate to the ABL facility to certain permitted refinancings of such indebtedness and (3) change the thresholds and any applicable grace period for when a Covenant Compliance Period  will commence, as described below.

Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

—	For a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $25.0 million, and
—	For two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

—	capital expenditures,
—	cash interest expense,
—	any regularly scheduled amortized principal payments on indebtedness,
—	cash taxes paid, and
—	any amount in excess of $10.0 million paid with respect to the FCPA investigation.

          Pursuant to the Third Amendment, if Excess Availability, generally defined as the  amount by which the Total Availability (the lesser of Layne’s borrowing base and the Maximum Credit) exceeds outstanding loans and letters of credit under the ABL facility, is less than the greater of 17.5% of Total Availability or $25.0 million for more than one business day, then a “Covenant Compliance Period” (as defined in the ABL facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $25.0 million for a period of 30 consecutive days. Layne  maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. If Layne had been in a Covenant Compliance Period during the fiscal quarters ended April 30, 2014, July 31, 2014 and October 31, 2014 it would not have been in compliance with the minimum fixed charge coverage ratio.

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

Historically, Layne’s reimbursement obligation to its surety company has been unsecured.  This surety company has recently requested the right to utilize certain of Layne’s specialized construction equipment if any claims are made under the surety bonds and may in the future require Layne to provide collateral or other security.

With respect to Layne’s joint ventures, the ability to obtain a bond may also depend on the credit and performance risks of its joint venture partners.

In addition, events that generally affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, begin available only at a significantly greater cost or not being available at all.  If Layne is unable to obtain performance bonds on future projects, our results of operations would be materially and adversely affected.  The amount of Layne’s surety bonds as of October 31, 2014, as measured by the amount of contract revenue remaining to be recognized, was $383.9 million.

Layne’s ability to maintain sufficient liquidity for the next twelve months to fund its operations is contingent on improving the current trend in operating results, executing the restructuring Plan, managing capital expenditures, reviewing its working capital practices, focusing on reducing costs, and strategic bid acceptance and contract management in Heavy Civil.  There are risks associated with these plans.  Any substantial increase in projected cash outflow or operating losses could have a material adverse impact on our ability to secure surety bonds that are necessary for a substantial portion of work in several of our division, access to the ABL facility and the ability to amend, extend or refinance its credit agreements.  If operating losses continue or further decline, Layne will be required to borrow additional amounts under the ABL facility, make further reductions in capital expenditures and make additional reductions in the operating cost structure.  Other actions to improve liquidity could include seeking to raise additional capital, selling under-performing assets or divesting certain businesses.  Some of the actions that Layne elects to take may require lender approval under the ABL facility.  Management believes that it has the ability to implement and execute measures so that we will have sufficient and adequate funds to meet its anticipated liquidity needs for the next twelve months.

Operating Activities

Cash used in operating activities was $12.6 million and $3.2 million for the nine months ended October 31, 2014 and 2013, respectively.  The increase in cash used in operating activities was primarily due to the long term receivable of $2.6 million from the sale of Costa Fortuna, an increase in long term retainage due of $ 3.7 million due to an increase in contract activity and an increase in the long term portion of tax liability of $2.7 million.

Investing Activities

Layne’s capital expenditures, net of proceeds from disposals were $6.5 million for the nine months ended October 31, 2014, compared to $17.8 million for the nine months ended October 31, 2013. With the continued declines in earnings, Layne has restricted capital spending to primarily maintenance capital expenditures, with little growth capital expenditures other than in Energy Services.

     During the three months ended October 31, 2014, Layne sold its Tecniwell business, receiving proceeds of $0.5 million, along with cash divested of $3.9 million.  During the nine months ended October 31, 2013, Layne sold its SolmeteX business, receiving $10.6 million in proceeds from the sale, as well as receiving $1.5 million of deferred proceeds from the sale of its Energy division during fiscal year 2013.

     Corporate owned life insurance policies on certain management level employees were determined no longer necessary and were redeemed.  The redemption resulted in net proceeds of $10.6 million for the nine months ended October 31, 2014, and $3.6 million for the nine months ended October 31, 2013.  An additional $0.5 million in insurance proceeds were received from death benefits during the nine months ended October 31, 2014.

Financing Activities

For the nine months ended October 31, 2014, Layne had borrowings of $46.4 million and repayments of $26.8 million under its loan facilities compared with borrowing of $286.2 million and repayments of $275.1 million for the same period last year.  The net borrowings in the current year were primarily used to fund operating losses in the first quarter.  Since the first quarter, Layne had reduced its capital expenditures to minimal levels, increased its collection activities and extended its payment terms with vendors to manage its liquidity.  As discussed in Note 3 to the condensed consolidated financial statements, Layne entered into an ABL facility for up to $135.0 million in April 2014.  Layne capitalized and is amortizing the associated cash expenditure for the ABL facility of $4.3 million.

Contractual Obligations and Commercial Commitments

There have been no material changes in Layne’s contractual obligations and commercial commitments from those described in Form 8-K as filed on October 29, 2014 under “Contractual Obligations and Commercial Commitments”, except that as a result of the sale of Tecniwell (see Note 10 to the condensed consolidated financial statements), certain notes payable totaling $9.8 million became the buyer’s obligation as part of the transaction.  The assumed obligations were listed as contractual obligations on Form 8-K.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which Layne is exposed are interest rates on variable rate debt and foreign exchange rates giving rise to translation and transaction gains and losses.

Interest Rate Risk

Layne centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is in the Notes to Consolidated Financial Statements appearing in Layne’s Form 8-K as updated on October 29, 2104 and Note 4 of this Form 10-Q. As of October 31, 2014, an instantaneous change in interest rates of one percentage point would impact Layne’s annual interest expense by approximately $1.3 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, Layne’s primary international operations are in Australia, Africa, Mexico, Canada and Brazil. Layne’s affiliates also operate in Latin America. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in Layne’s Annual Report and Notes 9 and 10 of this Form 10-Q. The majority of its contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, Layne has historically not hedged its foreign currency exchange risk. If Layne’s foreign currency exposure were to increase, it may seek to utilize various hedge instruments, such as foreign currency option contracts; to manage the exposures associated with fluctuating currency exchange rates. As of October 31, 2014, Layne did not have any outstanding foreign currency option contracts.

As currency exchange rates change, translation of the income statements of Layne’s international operations into U.S. dollars may affect year-to-year comparability of operating results. Layne estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $0.5 million for the nine months ended October 31, 2014. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in Layne’s financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of October 31, 2014, conducted under the supervision and with the participation of Layne’s management, including the Principal Executive Officer and the Principal Financial Officer, Layne concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Layne’s management (including the Principal Executive Officer and the Principal Accounting Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in Layne’s internal control over financial reporting during the quarter ended October 31, 2014, that have materially affected, or are they reasonably likely to materially affect, its internal control over financial reporting.

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

On August 6, 2014, the DOJ notified Layne that inquiry into this matter has been closed. On October 27, 2014, Layne entered into a settlement with the SEC to resolve the allegations concerning potential violations of the FCPA.  This settlement with the SEC resolves all outstanding government investigations with respect to Layne concerning potential FCPA violations.  Under the terms of the settlement, without admitting or denying the SEC’s allegations, we consented to entry of an administrative cease-and-desist order under the books and records, internal controls and anti-bribery provisions of the FCPA.  Layne agreed to pay to the SEC $4.7 million in disgorgement and prejudgment interest, and $0.4 million in penalties.  Layne also agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date.  The amounts in connection with the settlement were fully accrued as of October 31, 2014 and were paid on November 6, 2014.

On April 17, 2013, an individual person filed a purported class action suit against three of our subsidiaries and two other companies supposedly on behalf of all lessors and royalty owners from 2004 to the present. The plaintiff essentially alleges that Layne and two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas. The plaintiff seeks certification as a class and unquantified damages. The plaintiff’s suit was initially filed in the District Court of Wilson County, Kansas. On July 3, 2013, the case was removed by a co-defendant to the U.S. District Court for the District of Kansas. On April 1, 2014, the plaintiff voluntarily dismissed one of the other two company defendants without prejudice.  The case is still in the early stages of the proceedings, but Layne believes it has meritorious legal position and will continue to represent and defend Layne’s interests vigorously in this matter.

ITEM 1A. Risk Factors

On October 29, 2014, Layne filed Form 8-K to update its disclosure regarding risk factors.

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

ITEM 5. Other Information

NONE

ITEM 6. Exhibits

a) Exhibits

4.1

First Amendment to the Credit Agreement, dated July 29, 2014, by and among Layne Christensen Company, as borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, Wells Fargo Bank, N.A. and JFIN Business Credit Fund I, LLC (filed as Exhibit 4.1 to Layne’s Form 8-K filed on September 18, 2014, and incorporated herein by reference).

4.2

Second Amendment to the Credit Agreement, dated September 15, 2014, by and among Layne Christensen Company, as borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, Wells Fargo Bank, N.A. and JFIN Business Credit Fund I, LLC (filed as Exhibit 4.2 to Layne’s Form 8-K filed on September 18, 2014, and incorporated herein by reference).

4.3

Third Amendment to Credit Agreement, dated October 28, 2014, by and among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, Wells Fargo Bank, N.A. and JFIN Business Credit Fund I, LLC.

10.1

General Agreement of Indemnity, dated September 2, 2014, by and between Layne Christensen Company, as Indemnitor, and Travelers Casualty and Surety Company of America, as Layne (filed as Exhibit 10.2 to Layne’s Form 10Q for the Fiscal Quarter ended July 31, 2014, filed on September 9, 2014, and incorporated herein by reference).

31.1-	Section 302 Certification of Chief Executive Officer of the Company.
31.2-	Section 302 Certification of Chief Financial Officer of the Company.
32.1-	Section 906 Certification of Chief Executive Officer of the Company.
32.2-	Section 906 Certification of Chief Financial Officer of the Company.
95.1 -	Mine Safety Disclosures.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

Layne Christensen Company
(Registrant)

DATE: December 10, 2014	/s/ David A. B. Brown
David A. B. Brown,
President & Chief Executive Officer

DATE: December 10, 2014	/s/ Andy T. Atchison
Andy T. Atchison,
Senior Vice President & Chief Financial Officer