Form 10-K
period 2015-01-31
LAYNE CHRISTENSEN CO
filed 2015-04-14
CIK 888504

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the 19,684,429 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2014, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Market on that date was $213,576,055.

At April 6, 2015, there were 19,643,551 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

LAYNE CHRISTENSEN COMPANY

Form 10-K

PART I

Item 1.	Business

General

Layne Christensen Company (“Layne”, “our”, “we”) is a global water management, construction and drilling company. Layne provides responsible solutions for water, mineral and energy. This integrated approach allows Layne to offer more than individual services, it ensures streamlined communications, expedited timelines, and a constant focus on its overriding values of safety, sustainability, integrity and excellence. Layne’s solutions enhance the lives of people by providing and protecting the world’s essential resources. Layne’s customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies, power companies and agribusiness.

We operate on a geographically dispersed basis, with approximately 85 sales and operations offices located throughout North America, Africa, Australia, South America, and through our affiliates in Latin America countries. Layne maintains its executive offices at 1800 Hughes Landing Boulevard, Suite 700, The Woodlands, Texas 77380. The telephone number is (281) 475-2600 and the website address is www.layne.com which is where you can find periodic and current reports, free of charge, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

Our teams are responsible for effectively managing water throughout its lifecycle including supply, treatment, delivery and maintenance. Throughout each phase, we work to ensure compliance with complex state and federal regulations, and to meet increasingly high demand for quality, reliability and efficiency. We engage in the development and deployment of new and innovative water technologies to meet these higher standards and to continue improving on the safety and sustainability of our work.

Layne provides specialized construction solutions for the responsible management of water in many industries and environments. With extensive heavy civil expertise and a proven reputation for safety, we design and construct comprehensive, end-to-end water management systems, as well as individual intakes, reservoirs, pump stations, pipelines and plants. Our geotechnical capabilities allow us to improve soil conditions and support subterranean structures in underground construction projects where effective water management is critical, such as dams and levees, tunnels, water lines, subways, highways and marine facilities.

Layne provides comprehensive turnkey drilling solutions for water management, mineral services and specialty drilling needs. We employ a team of specialists to help us understand specific site characteristics and proactively overcome and plan for any challenges. Our experts are able to define the source, depth, magnitude and overall feasibility of water aquifers, and drill high-volume wells suitable for supplying water to governmental, industrial and agricultural customers. We also drill deep injection wells to facilitate the disposal of treated wastewater. Our mineral services teams extract contaminant-free samples that accurately reflect the underlying mineral deposits for our global mining customers.

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

Water Resources

Operations

Throughout the U.S., Water Resources provides our customers with sustainable solutions for every aspect of water supply system development and technology. We provide a full suite of water-related products and services, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. Water Resources also brings new technologies to the water and wastewater markets, whether through internal development, acquisition or strategic alliance. We also offer water treatment equipment engineering services, providing systems for the treatment of regulated and “nuisance” contaminants, specifically iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate and volatile organic compounds.

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

Customers & Markets

In Water Resources, our customers are typically government agencies and local operations of agricultural and industrial businesses. The term “government agencies” includes federal, state and local entities.

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

Injection well, a device that places fluid deep underground into porous rock formations, has seen its market demand driven by new regulations and the need to economically dispose of waste associated with municipal and industrial water treatment.

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

Inliner

Operations

Inliner is a full service rehabilitation company offering a wide range of solutions for wastewater, storm water and process sewer pipeline networks. The foundation of our services is our proprietary Inliner® cured-in-place pipe (“CIPP”). The product allows us to rehabilitate aging and deteriorated infrastructure and provide structural rebuilding as well as infiltration and inflow reduction. Its trenchless nature reduces rehabilitation costs, minimizes environmental impact and reduces or eliminates surface and social disruption.

Layne Inliner, LLC began as the first U.S. licensee of the Inliner® technology in 1991. We own and operate Inliner Technologies and Liner Products, the technology company and lining tube manufacturer, respectively. This vertical integration gives us control of the Inliner® product from raw material purchases to product installation. Since our start we have successfully installed more than 19.0 million feet of CIPP throughout the U.S. Pipe diameters have ranged from 4-inches to 90-inches in traditional round as well as non-circular geometries. Inliner’s saturation facilities installation techniques and lining tube manufacturing facility are ISO 9001:2008 certified bringing an added element of quality control to tube construction, product design and field installation.

Inliner has the ability to supply both traditional felt based CIPP lining tubes cured with water or steam as well as fiberglass based lining tubes cured with ultraviolet light. Layne installs both the felt based and fiberglass/UV product with internal crews as well as offers outside sales of dry felt liners and saturated fiberglass/UV liners to other installers.

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

The geographic reach of the Inliner installation group stretches from the east coast westward to the Rocky Mountains. Felt based sales through Liner Products continued to be predominantly U.S. based. Fiberglass/UV based sales were all U.S. generated.

Many of the drivers for sewer rehabilitation demand are largely a function of deteriorating urban infrastructure compounded by population growth, as well as deteriorating water quality and infrastructure that supplies our water. Additionally, federal and state agencies are forcing municipalities and industry to address infiltration of groundwater into damaged or leaking sewer lines, enforcing stricter regulation and new technology that motivates us to achieve new standards of quality.

Competition

The CIPP industry has a small number of contractors with nationwide coverage, the largest being Insituform, a subsidiary of Aegion Corporation, and several more regionalized competitors. Municipal work is typically obtained on a competitive bid basis with rare exceptions of design build proposals being used for contractor selection. Industrial work can be either competitive bid or negotiated.

Larger competitors share the same vertical integration (tube manufacturing/assembly, wetout and installation) as Inliner, while smaller competitors rely on third party tube supply and wetout. This saturated tube supply and the lack of having to construct wetout facilities allows smaller competitors to enter and remain in the CIPP business. In addition, the entrance of fiberglass products cured with ultraviolet light has opened up competition even further. Despite widespread competition, Inliner remains one of the most diversified providers in the industry by offering more than just CIPP.

Heavy Civil

Operations

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

Heavy Civil, a water treatment plant contractor, specializes in new facility construction, expansions and modifications. Heavy Civil is experienced in the construction of municipal and industrial plants using the latest process technologies including reverse osmosis membrane, nanofiltration, ultra-violet and ozone disinfection, regeneration services and air stripper repacking to provide fully sustainable systems. Recent projects have included complex chemical feed systems and fully automated control systems.

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

Anaerobic digestion is a series of biological processes in which microorganisms break down biodegradable material in the absence of oxygen. One of the end products is biogas, which is combusted to generate electricity and heat, or it can be processed into renewable natural gas and transportation fuels. Heavy Civil’s anaerobic digestion technologies convert various organic waste streams such as food solids, livestock manure, and municipal wastewater into biogas.

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

Competition

Management believes that many of the competitors in this industry do not possess the capabilities for end-to-end water management systems in the same manner as Heavy Civil, due to our ability to draw from Water Resources for expertise and resources. This differentiates Heavy Civil from its competitors. Treatment plant and pipeline competitors consist mostly of a few national and many regional companies. The majority of the municipal market is contracted through a public bidding process.

Geoconstruction

Operations

Geoconstruction provides specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets. It has the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, Geoconstruction has experience in completing complex and schedule-driven major underground construction projects. It provides services that are focused primarily on the foundation systems for dams/levees, tunnel shafts, utility systems, subways or transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems. Highly specialized equipment and technology is used such as hydromills and bentonite slurry technology to execute its jobs.

Geoconstruction acquired an initial 50% interest in Costa Fortuna which operated in Brazil and Uruguay in July 2010.  The acquisition of the remaining 50% interest in Diberil Sociedad Anonima (“Costa Fortuna”) was completed during FY2013.  On July 31, 2014, Layne sold Costa Fortuna, and it is reflected as a discontinued operation in the consolidated financial statements.

On October 31, 2014, Layne sold Tecniwell, a wholly-owned subsidiary in Italy which manufactured equipment for the international ground stabilization industry, particularly the jet-grouting field, with related ancillary tooling.  Tecniwell had achieved presence in Europe, Asia and North and South America.  Tecniwell is reflected as a discontinued operation in the consolidated financial statements.

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

Competition

In the specialized foundation construction arena, management believes there are few competitors. Customers are targeted that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which management believes Geoconstruction has competitive advantages due to its extensive expertise. Geoconstruction owns and operates what management believes to be one of the largest fleet of hydromills and related equipment in North America. In addition, Geoconstruction has implemented a sophisticated quality control system that allows it to follow each phase of work in real-time.

Mineral Services

Operations

Global mining and junior mining companies hire Mineral Services to extract rock and soil samples from their sites that they analyze for mineral content and grade before investing heavily in development to extract these minerals. Mineral Services drilling services require a high level of expertise and technical competence because the samples extracted must be free of contamination and accurately reflect the location and orientation of underlying mineral deposits.

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

In the case of Mineral Services’ foreign affiliates, where it does not have majority ownership or operating control, day-to-day operating decisions are made by local management. Mineral Services manages interests in the foreign affiliates through regular management meetings and analysis of comprehensive operating and financial information. The foreign affiliates are engaged in similar operations to Mineral Services, in addition to the manufacture and supply of drilling equipment, parts and supplies. The affiliates operate primarily in Latin America.

Mineral Services has experienced the effects of the global decline in demand for mineral exploration and the overall soft market for base and precious metals during FY2015, FY2014 and FY2013.  In response to this, Mineral Services has continually adjusted its operations to react to market conditions experienced by the industry. This has included reducing operating expenses, shifting assets to the Americas where exploration has been slightly less affected than in Africa and Australia, and exiting certain countries in Africa. The minerals exploration business is cyclical in nature. The longer term mining industry fundamentals remain positive. Layne’s safety record and ability to re-deploy assets quickly when called upon makes Mineral Services well positioned for opportunities as they present themselves.

Customers and Markets

Mineral Services customers are major gold and copper producers and to a lesser extent, other base metal producers. Mineral Services’ largest customers are multi-national corporations headquartered in the U.S., Australia, Brazil, Europe and Canada.  Work for gold mining customers generates approximately half of the business in Mineral Services. The success of Mineral Services is closely tied to global commodity prices and demand for our global mining customers’ products. Operating markets are in the western U.S., Mexico, Australia, Brazil and Africa. Layne also has ownership interests in foreign affiliates operating in Latin America that form Layne’s presence in this market. See Item 1A, Risk Factors for a discussion of the risks associated with operating in these foreign countries.

Demand for mineral exploration drilling is driven by the need to identify, define and develop underground base and precious mineral deposits.  Factors influencing the demand for mineral-related drilling services include volatility in commodity prices, growth in the economies of developing countries, international political conditions, inflation, foreign exchange levels, the economic feasibility of mineral exploration and production, the discovery rate of new mineral reserves and the ability of mining companies to access capital for their activities.

Global consumption of raw materials has been driven by the rapid industrialization and urbanization of countries such as China, India, Brazil and Russia. Development in these countries had generated significant demand as their populations consume increased amounts of base and precious metals for housing, automobiles, electronics and other durable and consumer items.  The recent economic slowdowns have impacted this demand.

The mineral exploration market is dependent on financial and credit markets being readily available to fund drilling and mining programs. In addition, mining companies’ ability to seek cash for their operations through other avenues which traditionally have been available to them is dependent on market pricing trends for base and precious metals.

Mining companies are focusing efforts on expanding existing products and lowering the cost of production.  Mining service companies with global operating expertise and scale should be well positioned once demand increases.  Technological advancements in drilling and processing allow development of mineral resources previously regarded as uneconomical and should benefit the largest drilling services companies that are leading technical innovation in the mineral exploration marketplace.

Competition

Mineral Services competes with a number of drilling companies, the largest being Boart Longyear, Major Drilling Group International Inc., and Foraco International S.A., as well as vertically integrated mining companies that conduct their own exploration drilling activities, and some of these competitors have greater capital and other resources than we have. In the mineral exploration drilling market, Mineral Services competes based on price, technical expertise and reputation. Management believes Layne has a well-recognized reputation for expertise and performance in this market. Mineral Services work is typically performed on a negotiated basis.

Energy Services

Operations

Energy Services focuses on bringing responsible water management solutions to the exploration and production (E&P) industry’s growing water related challenges. In FY2015, Energy Services increased its efforts to address the unique and substantial water demands of the energy industry in a responsible and sustainable fashion. Energy Services will provide solutions to manage every phase of the water cycle as it relates to its use in the oil and gas industry (conventional and unconventional). In FY2015, Energy Services introduced its cradle-to-cradle solutions, trademarked ALLclear™, to its clients. The segment specializes in hydrogeological assessments and sourcing, transfer and storage, treatment and vibration technology.

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

The transfer services include various no-leak solutions for surface and subsurface transfer, pit-to-pit transfers, surface transfers, fluids infrastructure design and construction and other high-volume fluids handling capabilities. Energy Services can also provide expert construction services for applications in the energy sector through construction of retaining ponds for frac water, flowback fluids and produced water.

Energy Services’ pipe vibration services has numerous applications in stuck pipe recovery from freeing stuck coil tubing without cutting or damaging the coil to recovering stuck pipe, casing, pumps, screens, screen packers, liners and other tubulars. Sanded or mud-stuck tubing can be recovered without the need for washover or jarring. Stuck rod strings and pumps can be recovered as well as stuck washover pipe and jars normally used in conventional fishing operations. It offers the potential to solve these problems from the surface without downhold intervention in a minimum amount of time. Energy Services has developed proprietary equipment and procedures that are highly effective in the recovery of stuck pipe from wells.

Customers and Markets

Energy Service’s current customers are mainly located with the oil and gas companies in the Permian Basin of Texas. Energy Services executes master service agreements with customers. This industry is a cyclical industry with levels of activity that are significantly affected by the levels and volatility of oil and gas prices.

Competition

Competition in this area is primarily from local small and mid-sized contractors offering one part sourcing, transfer or treatment of the water management cycle, but not the complete end-to-end solution offered by Energy Services. For many E & P companies, price is a driving factor. As Energy Services continues to penetrate the marketplace, the focus is to assist these companies in understanding the value of having an end-to-end solution rather than engaging many contractors to perform similar services.

Other

Operations

Other operations consist of small purchasing and specialty operations. The majority of the revenues are eliminated between segments. A small portion of the revenue is through third party sales, which can produce positive earnings. The focus is primarily to act as a purchasing agent for all businesses within Layne.

Contracts

Layne identifies potential projects from a variety of sources.  After determining which projects are available, Layne makes a decision on which projects to pursue based on factors such as project size, duration, availability of personnel, current backlog, profitability expectations, type of contract, prior experience, source of project funding and geographic location.

Contracts are usually awarded through a competitive bid process.  Layne executes its contracts through a variety of methods, including cost-plus, fixed-price, day rate, unit price or some combination of these methods.  Customers may consider price, technical capabilities of equipment and personnel, safety record and reputation.

Fixed-price contracts are generally used in competitively bid public civil and specialty contracts.  These contracts commit the contractor to provide all of the resources required to complete a project for a fixed sum.  Usually fixed-price contracts transfer more risk to the contractor.

Most of Layne’s contract revenues and costs are recognized using the percentage of completion method.  For each contract, Layne regularly reviews contract price and cost estimates as the work progresses and reflect adjustments in profit proportionate to the percentage of completion of the related project in the period when we revise those estimates.  To the extent that these adjustments result in a reduction or elimination of previously reported profits with respect to a project, Layne would recognize a charge against current earnings which could be material.

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

Backlog may not be indicative of future operating results. There have been no changes in the methodology used to determine backlog during FY2015 and FY2014. Backlog is not a measure defined by U.S. GAAP and is not a measure of profitability. Layne’s method for calculating backlog may not be comparable to methodologies used by other companies.

Layne’s backlog of uncompleted contracts at January 31, 2015, was approximately $570.8 million as compared to $460.5 million at January 31, 2014. The following table provides an analysis of backlog by segment for FY2015.

	Backlog at	New Business	Revenues Recognized	Backlog at	Months to
(in millions)	January 31, 2014	Awarded (1)	FY 2015	January 31, 2015	Completion (2)
Water Resources	$59.8	$215.7	$196.2	$79.3	6-12
Inliner	61.1	240.7	175.0	126.8	6-12
Heavy Civil	257.6	134.0	207.0	184.6	12-24
Geoconstruction	79.3	172.9	77.0	175.2	12-36
Mineral Services	2.7	118.5	120.2	1.0	6-12
Energy Services	—	24.1	20.2	3.9	6-12
Total	$460.5	$905.9	$795.6	$570.8

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(2)	As of January 31, 2015, approximately 27% of the Heavy Civil backlog and approximately 64% of the Geoconstruction backlog is not reasonably expected to be completed in FY2016.

Of Layne’s total backlog of $570.8 million as of January 31, 2015, approximately $32.2 million relates to active contracts that are in a loss position. The remaining contracts in backlog have future revenues which are expected to equal or exceed costs when recognized. Layne can provide no assurance as to the profitability of the contracts reflected in backlog. It is possible that the estimates of profitability could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and any claims with customers. As of January 31, 2015, there were no significant contracts in backlog not moving forward as originally scheduled.

During FY2015 and FY2014, there were no cancellations of amounts previously included in backlog and no significant changes in anticipated margin trends based on current backlog.

Business Strategy

Layne strives to be a sustainable solutions provider to the world of essential natural resources – water, mineral and energy. Our purpose is to enhance the lives of people by providing and protecting these resources. We are experts in water management, drilling and construction. Our growth strategy is to solve our clients’ most complex natural resource problems by coordinating our diverse product and service offerings into solutions that provide the greatest value.

Layne’s water management and construction expertise has historically been focused on the fixed bid U.S. municipal marketplace. We are focused on taking our expertise further into the agricultural and industrial marketplace including clients in the power generation, food and beverage and other industries.

Our mining clients are mainly large and intermediate global companies that engage Layne principally for exploration drilling services targeting copper, gold, and selected other minerals. This is a deeply cyclical business. We aim to mitigate revenue downturns in this sector by cross selling our water management capabilities. Virtually every mine in the world has a significant water problem, either too much or too little. Layne is marketing our dewatering capabilities and our water sourcing, treatment and pipeline expertise as a way to generate additional revenues from current clients. The mineral drilling services market continues in its downturn, but we are hopeful that we are nearing the trough of the current cycle.

Layne’s recent entry into the energy services industry is based on our water management capabilities. We have developed a business in the Permian basin that includes water sourcing, transfer, storage and treatment using safe, modern equipment and sustainable business practices. We offer these services as a cradle to cradle solution for oil & gas companies that want to demonstrate their commitment to the environment by recycling their water economically. Layne remains committed to growing this segment, however we are carefully analyzing the planned future growth of this segment as the industry is cyclical, as is currently experiencing volatility in commodity prices.

We are continuing to manage our costs to align with lower earnings. Layne continues to explore opportunities within each segment to develop sustainable, profitable operations within the organization.

Seasonality

The domestic drilling and construction activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to project sites. Additionally, Mineral Services customers tend to slow drilling activities surrounding the Christmas and New Year holidays. As a result, revenues and earnings in the first and fourth quarters tend to be less than revenues and earnings in the second and third quarters.

Regulation

General

As an international corporation operating multiple businesses in many parts of the world, we are subject to a number of complex federal, state, local and foreign laws. Each of our segments is subject to various laws and regulations relating to the protection of the environment and worker health and safety. In addition, each segment is subject to its own unique set of laws and regulations imposed by federal, state, local and foreign laws relating to licensing, permitting, approval, reporting, bonding and insurance requirements.

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

These laws are under constant review for amendment or expansion. Moreover, there is a possibility that new legislation or regulations may be adopted. Amended, expanded or new laws and regulations increasing the regulatory burden affecting the industries in which we operate can have a significant impact on our operations and may require us and/or our customers to change our operations significantly or incur substantial costs. Additional proposals and proceedings that might affect the industries in which we operate are pending before Congress, various federal and state regulatory agencies and commissions and the courts. We cannot predict when or whether any such proposals may become effective. In the past, many of the industries in which we operate have been heavily regulated. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations. See Part I, Item 1A—Risk Factors.  The cost of complying with complex governmental regulations applicable to Layne’s business, sanctions resulting from non-compliance or reduced demand resulting from increased regulations could increase its operating costs and reduce profit.

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

As part of Layne’s adherence to environmental laws and regulations, we focus on sustainability.  Our employees contribute to the economic and environmental sustainability of the communities in which we operate in.

We have made and will continue to make expenditures in our efforts to comply with these requirements. Management does not believe that, to date, we have expended material amounts in connection with such activities or that compliance with these requirements will have a material adverse effect on Layne’s capital expenditures, earnings or competitive position. Although such requirements do have a substantial impact on the industries in which we operate, to date, management does not believe the requirements have affected it to any greater or lesser extent than other companies in these industries. Due to the size of our operations, significant new environmental regulation could have a disproportionate adverse effect on Layne’s operations. Failure to comply with these laws and regulations or newly adopted laws or regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders limiting or enjoining future operations or imposing additional compliance requirements or operational limitation on such operations. See Part I, Item 1A—Risk Factors—Risks Relating to Our Business and Industry.

Safety and Health

Our operations are also subject to various federal, state, local and foreign laws and regulations relating to worker health and safety as well as their counterparts in foreign countries. In many cases, a solid safety record is a requirement of doing business with our customers.

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

The operation and registration of our motor vehicles are subject to various regulations, including those promulgated by the U.S. Department of Transportation, including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance, and drivers’ hours of service.

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

Anti-corruption and Bribery

Layne is subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. It is also subject to the applicable anti-corruption laws in the jurisdictions in which Layne operates, thus potentially exposing it to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the Department of Justice (“DOJ”). In addition, the SEC requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA and other laws can expose Layne and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, financial condition and results of operations.

Layne devotes significant resources to the development, maintenance, communication and enforcement of our Business Code of Conduct, our anti-bribery compliance policies, our internal control processes and compliance related policies.  We conduct timely internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation.  We anticipate that the devotion of significant resources to compliance-related issues, including the necessity for investigations, will continue to be an aspect of doing business.

Insurance and Bonding

Layne’s property and equipment is covered by insurance and we believe the amount and scope of such insurance is adequate for the risks we face.  In addition, we maintain general liability, excess liability and worker’s compensation insurance in amounts that we believe are consistent with our risk of loss and industry practice.

As is common practice in the construction business, Layne is required at times to provide surety bonds as an additional level of security of our performance.  We have surety arrangements with more than one surety.  We have also purchased contract default insurance on certain construction projects to insure against the risk of subcontractor default as opposed to having subcontractors provide traditional payment and performance bonds.

Employees

At January 31, 2015, Layne has approximately 3,380 employees, approximately 180 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the U.S. Management believes that its relationship with employees is satisfactory. In all of Layne’s operations, an important competitive factor is technical expertise. As a result, Layne emphasizes the training and development of its personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting. In addition, Layne emphasizes strict adherence to all health and safety requirements and offer incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and sound safety practices. Training consists of an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual eight-hour updates. In addition to the OSHA-mandated training, all employees working on mine sites are required to attend a 24 hour MSHA new miners training and an eight hour annual refresher. Layne has a safety team staffed with certified professional trainers which allows it to offer such training in-house. In addition to the training, the safety team is also responsible for preparing health and safety site specific plans and provides guidance and site analysis for the health and safety plans prepared by others.

On average, the field supervisors and drillers have over eight years of experience with Layne. Many of its professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. Management believes that Layne’s size and reputation allow it to compete effectively for highly qualified professionals.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below with all of the other information contained or incorporated by reference in this annual report before deciding to invest in our common stock. Many of these risks are beyond our control and are driven by factors that often cannot be predicted.  If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline, and you could lose part or all of your investment.

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

Due to the current economic conditions, volatile credit and commodity markets many of our customers will face considerable budget shortfalls or are delaying capital spending that will decrease the overall demand for our services. In addition, our customers may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets.

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

The current economic conditions are negatively affecting the pricing for our services and we expect these conditions to continue for the foreseeable future. Many of our customers, especially federal, state and local governmental agencies competitively bid for their contracts. Since the recessionary economic environment of 2008, governmental agencies have reduced the number of new projects that they have started and the bidding for those projects has become increasingly competitive. In addition, prices for negotiated contracts have also been negatively impacted. Our customers may also demand lower pricing as a condition of continuing our services. We expect to see an increase in the number of competitors as other companies that do not normally operate in our markets enter seeking contracts to keep their resources employed. In addition, certain of our customers may be unable to pay us if they are unable to raise capital to fund their business operations, which would have an adverse effect on our revenue and cash flows.

Volatility within the commodity markets are negatively impacting Mineral Services and Energy Services.  Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals, which often fluctuate widely in response to global supply and demand, international economic trends, currency exchange fluctuations and political events.  The current decline in oil and gas prices has depressed the exploration market, negatively impacting Energy Services.

As a result of the above conditions, our revenues, net income and overall financial condition were negatively affected during recent fiscal years and may continue to be adversely affected if the current economic conditions do not improve.

The cyclical downturns in the minerals market and oil and gas industries have resulted in a reduction in demand for our Mineral Services and Energy Services which has reduced our revenue.

The mining and oil and gas industries are highly cyclical.  The prices of commodities can be extremely volatile.  Demand for the type of services provided by Mineral Services and Energy Services depends in significant part upon the level of exploration and development activities, particularly with respect to gold, copper and oil and gas. The price of gold is affected by numerous factors, including international economic trends, currency exchange fluctuations, expectations for inflation, speculative activities, consumption patterns, purchases and sales of gold bullion holdings by central banks and others, world production levels and political events. In addition to prevailing prices for commodities, exploration activity is influenced by the following factors:

•	global and domestic economic considerations;
•	the economic feasibility of exploration and production;
•	the discovery rate of new reserves;
•	national and international political conditions;
•	decisions made by mining and production companies with regards to location and timing of their exploration budgets; and
•	the ability of mining and production companies to access or generate sufficient funds to finance capital expenditures for their activities.
•	political instability;
•	adverse weather conditions;
•	coordination by the Organziation of Petroleum Exporting Countries (OPEC); and
•	mergers, consolidations and downsizing among our clients.

During FY2015, Mineral Services continued to experience a reduction in its revenue as it did during FY2014 and FY2013. This decrease was due, in part, to lower mining exploration budgets of our customers as well as less demand in the marketplace. A material decrease in the rate of mineral exploration and development reduces the revenue generated by Mineral Services and adversely affects our results of operations and cash flows. FY2016 will likely see this trend continue until such time as the market becomes stabilized, if at all.

Energy Services has seen a slowdown in the number of contracts that have become available.  The volatility of oil and gas prices and the resulting effects are difficult to predict, which reduces our ability to anticipate and respond effectively to changing conditions.

Because our operations are impacted by certain seasonality, our results can fluctuate significantly, which could make it difficult to evaluate our business and could cause instability in the market price of our common stock.

We periodically have experienced fluctuations in our quarterly results arising from a number of factors, including the following:

•	the timing of the award and completion of contracts;
•	the timing of revenue recognition; and
•	unanticipated additional costs incurred on projects.

In addition, adverse weather conditions, natural disasters, disease, force majeure and other similar events can curtail our operations in various regions of the world throughout the year, resulting in performance delays and increased costs.

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

Our revenue on larger construction contracts is recognized on a percentage-of-completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenue, costs and profits in the reporting period when such estimates are revised. Total estimates may be affected by:

•	changes in expected costs of materials, labor, productivity or scheduling;
•	changes in external factors outside of our control, such as weather or customer requirements; and
•	change orders, which are a normal and recurring part of our business and can increase or decrease the scope of work and therefore the revenue and the cost of a job.

The above items can change the estimates on a contract, including those arising from contract penalty provisions, and final contract settlements, and can result in revisions to costs and income. Revisions in estimates are recognized in the period in which they are determined. This could result in the reduction or reversal of previously recorded profits. Change orders often change the scope and cost of a contract. Change orders can also have the short-term effect of reducing the percentage of completion on a contract and the revenues and profits that otherwise would be recognized. We also factor in all other information that we possess with respect to the change order to determine whether the change order should be recognized at all and, if recognition is appropriate, what dollar amount of the change order should be recognized. Due to factors that we may not anticipate at the time of recognition, however, revenues ultimately received on these change orders could be less than revenues that we recognized in a prior reporting period or periods, which could require us in subsequent reporting periods to reduce or reverse revenues and profit previously recognized.  Our Inliner, Heavy Civil and Geoconstruction segments primarily use the percentage-of-completion method for their contracts.

We may experience cost overruns on our fixed-price contracts, which could reduce our profitability, and we may suffer additional losses.

A significant number of our contracts contain fixed prices and generally assign responsibility to us for cost overruns for the subject projects. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials, labor and other requirements. Estimates are revised based upon changing conditions and new developments that are continuous and characteristic of the construction process.  We may not be able to obtain compensation for additional work performed or expenses incurred as a result of changes or inaccuracies in these estimates and underlying assumptions.  We have experienced inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, inefficiencies, cost of raw materials, or our suppliers’ or subcontractors’ inability to perform, which could result in substantial losses. Many of our contracts also are subject to cancellation by the customer upon short notice with limited or no damages payable to us. As a result, cost and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could significantly affect our operating results.

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

The scheduling of new contract awards and the performance of those new contracts could have an adverse effect on our operating results and cash flows.

It is difficult to predict when and whether new projects will be let out for bid. New projects often must endure a lengthy and complex design and bidding process. This process can be affected by governmental approvals, budget negotiations, funding approvals, weather, as well as changing market conditions. The uncertainty of the timing of contract awards as well as the timing of the commencement date of the contract can have an adverse effect on our results of operations and cash flows causing fluctuations from quarter to quarter or year to year. These fluctuations can be significant.

If we cannot obtain third-party subcontractors, or if their performance is unsatisfactory, our profit could be reduced.

We rely on third-party subcontractors to complete some of our projects. To the extent that we cannot engage subcontractors as planned, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for subcontracted services exceeds the amount we have estimated in bidding for fixed-price work, we could experience reduced profits or losses in the performance of these contracts. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services from another source at a higher price, which could reduce the profit to be realized or result in a loss on a project for which the services were needed. Also, if our subcontractors perform unsatisfactory work, we may become subject to increased warranty costs or product liability or other claims against us.

If we are unable to obtain performance bonds or letters of credit on acceptable terms, our ability to obtain future projects could be materially and adversely affected.

A significant portion of our projects require us to procure a bond to secure performance. Our continued ability to obtain surety bonds primarily will depend upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market.  Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time.  With a decreasing number of insurance providers in that market, it may be difficult to find sureties who will continue to provide contract-required bonding on acceptable terms and conditions.

We have granted our sureties a security interest in certain assets.  The surety companies may in the future request us to provide further collateral or other security.  Our ability to satisfy any future requests may require the consent of the lenders under the asset-based credit facility.  If the lenders are unwilling to agree to any future requests on terms acceptable to the surety companies, we may be unable to continue to obtain performance bonds on acceptable terms.

With respect to our joint ventures, our ability to obtain a bond may also depend on the credit and performance risks of our joint venture partners.

In addition, events that generally affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, being available only at a significantly greater cost or not being available at all.  If we are unable to obtain performance bonds on future projects, our results of operations would be materially and adversely affected.  The amount of our surety bonds as of January 31, 2015, based on the expected amount of revenues remaining to be recognized on the projects, was $359.5 million.

We also occasionally utilize a letter of credit instead of a performance bond, primarily overseas.  Almost all of the letters of credit are issued under the asset-based credit facility.  Our ability to continue to obtain new letters of credit under the asset-based credit facility is limited to the lesser of (a) $75.0 million and (b) the amount of Excess Availability under the asset-based credit facility and is subject to limitations on the issuance of letters of credit if the expiry date of the proposed letter of credit extends beyond the five business days prior to the maturity date of the asset-based credit facility.  Our inability to obtain bonding or letters of credit on favorable terms and at reasonable prices or at all would increase operating costs and inhibit the ability to execute or pursue new projects, which could have a material adverse effect on our business, financial condition and results of operations.

We may not achieve the results expected from our restructuring plan, the timing could be delayed or the restructuring costs necessary to achieve the targeted expense reductions could be higher than expected, any of which could materially and adversely affect our results of operations.

In response to continued operating losses and reductions in our revenue, the Board of Directors approved our management’s plan designed to reduce expenses, which contemplates, among other things, a reduction in workforce, cost containment measures and working capital management initiatives.

In addition, our management is conducting a strategic review of our businesses and assets to identify those businesses and assets that may be underperforming and for which we may consider a sale or other disposition.  However, we may not correctly identify businesses or assets that are, or will be, underperforming, and we may not be able to dispose of those businesses and assets on favorable terms, if at all.  Our inability to identify and favorably dispose of underperforming businesses and assets may significantly harm our business.

Furthermore, our cost-reduction initiatives may result in unanticipated costs or losses, including losses we may incur upon the disposal of our businesses or assets.  The timing and actual cost savings achieved from our plans may significantly vary from our announced expectations due to a variety of reasons, including, among other things, the potential need to replace eliminated positions and costs we may incur in connection with employee turnover.  Our restructuring plan may not reduce expenses or produce the cost savings we anticipate or in the time frame we expect.  In addition, some of the actions that we may elect to take may require lender approval under our asset-based credit facility, and we may not be able to obtain the consent of the lenders.

Our actual results could differ if the estimates and assumptions that we use to prepare our financial statements are inaccurate.

To prepare financial statements in conformity with generally accepted accounting principles in the United States, we are required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenue, expenses and disclosures of contingent assets and liabilities.  Areas in which we must make significant estimates include:

•	contract costs and profit and application of percentage-of-completion accounting and revenue recognition of contract claims;
•	provisions for income taxes and related valuation allowances;
•	recoverability of equity method investments;
•	recoverability of other tangible and intangible assets and their related estimated lives; and
•	valuation of assets acquired and liabilities assumed in connection with business combinations.

If these estimates are inaccurate, our actual results could differ materially from currently recorded amounts.

We are required to assess and report on our internal controls each year.  Findings of inadequate internal controls could reduce investor confidence in the reliability of our financial information.

As directed by the Sarbanes-Oxley Act, the SEC adopted rules generally requiring public companies, including us, to include in their annual reports on Form 10-K a report of management that contains an assessment by management of the effectiveness of our internal control over financial reporting.  In addition, the independent registered public accounting firm auditing our financial statements must report on the effectiveness of our internal control over financial reporting.  A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and records of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

We have had in the past, currently have, and may in the future have deficiencies in the design and operation of our internal controls.   If any of the deficiencies in our internal control, either by itself or in combination with other deficiencies, becomes a “material weakness”, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis, we may be unable to conclude that we have effective internal control over financial reporting.  In such event, investors could lose confidence in the reliability of our financial statements, which may significantly harm our business and cause our stock price to decline.  In addition, the failure to maintain effective internal controls could also result in unauthorized transactions.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness.  As of January 31, 2015, we have total long-term indebtedness of approximately $132.1 million.  As of March 31, 2015, we have total long-term indebtedness of approximately $191.6, which includes the 8.0% Convertible Notes issued on March 2, 2015.  Our substantial indebtedness could have important consequences.  For example, it could:

•	make it more difficult for us to satisfy our obligations;
•	increase our vulnerability to general adverse economic and industry conditions;
•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, which reduces the availability of our cash flow  to fund working capital, capital expenditures, development efforts and other general corporate purposes;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and
•	limit our ability to borrow additional funds if needed.

In addition, the agreements governing our indebtedness and future indebtedness we incur may contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests.  Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.  Our growth plans and our ability to make payments of principal or interest on, or to refinance our indebtedness will depend on our future operational performance and our ability to enter into additional debt or equity financings.  If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing, which we may be unable to do on favorable terms, if at all.

Despite current indebtedness levels, we and our subsidiaries may still incur substantially more debt.  This could further exacerbate the risks associated with our substantial leverage.

Although the agreements governing our indebtedness contain limitations on our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions.  If we or our subsidiaries incur additional indebtedness, the related risks that we now face would intensify.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to service our substantial debt.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance which is subject to economic financial competitive and other factors beyond our control.  Our business may not generate cash flow from operations in the future sufficient to serve our debt because of factors beyond our control.  If we are unable to generate such cash flow, we may be required to adopt one or more alternatives such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial conditions at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms which could result in a default on our debt obligations.

We may not have sufficient borrowing capacity under asset-based facility to meet our liquidity requirements, and a reduction in our borrowing base could result in a portion of our borrowings becoming immediately due.

We rely in significant part on our ability to borrow under our asset-based facility to satisfy our liquidity needs.  If we are unable to borrow under our asset-based facility or otherwise obtain capital as needed to operate our business, our financial performance and position could materially suffer.

Our ability to borrow under our asset-based facility depends on, among other things, the amount of the borrowing base as defined in the asset-based facility and our available capacity under the asset-based facility.  Continued operating losses or negative cash flows from our operations will typically increase the amounts we borrow under our asset-based facility and reduce the available capacity under the asset-based facility.   Our borrowing base is primarily comprised of a percentage of the net book value of our construction and mining equipment (less a reserve for certain specialized equipment related to certain bonded contracts) and the value of certain customer and contract receivables.  Our borrowing base is reduced by any reserves that the co-collateral agents under our asset-based facility determine to be necessary in good faith and their reasonable business judgment.  As of January 31, 2015, our borrowing base under the asset-based facility was approximately $108.3 million, with $31.3 million of letters of credit and $21.9 million of borrowings outstanding, resulting in “Excess Availability” of $55.1 million.  The amount of our borrowing base could be materially and adversely affected by decreases in the value of our eligible equipment and/or receivables, amounts of our equipment and/or receivables being deemed ineligible under the terms of our asset-based facility or the co-collateral agents imposing additional reserve requirements.  In connection with our 8.0% Convertible Notes offering in March 2015, our owned real estate was excluded from our borrowing base, which reduced our borrowing base by approximately $4.2 million.

In addition, if our borrowing base is reduced below the amount of letters of credit and borrowings outstanding under our senior credit agreement, then the excess indebtedness would, absent a waiver or amendment, become immediately due and payable and any outstanding letters of credit could require replacement or cash collateralization.  We may not have the resources to make any required repayment or cash collateralization, and such repayment obligation or cash collateralization could have a material adverse impact on our liquidity and financial condition.

Our indebtedness agreements contain and the terms of any future indebtedness may contain significant operating and financial restrictions.  These restrictions may limit our and certain of our subsidiaries’ operating flexibility and, in turn, hinder our ability to make payments on our obligations, impair our ability to make capital expenditures and/or increase the cost of obtaining additional financing.

Our asset-based facility includes customary conditions to funding, representations and warranties, covenants and events of default.  The terms of the indebtedness could have important consequences to shareholders, including the following:

•

the ability to obtain necessary financing in the future for working capital, acquisitions, capital expenditures, debt service requirements or other purposes may be limited or financing may be unavailable;

•	a portion of cash flow must be dedicated to the payment of principal and interest on the indebtedness and other obligations and will not be available for use in our business;
•

the asset-based credit facility contains various operating and financial restrictions which could limit our ability to incur additional indebtedness and liens, fund our foreign operations, make investments and acquisitions, transfer or sell assets, transact with affiliates and require us to cash collateralize some or all of the outstanding letters of credit;

•

an event of default under the asset-based credit facility, including a subjective event of default if we have experienced a material adverse change, could result in an acceleration of the obligations under the asset-based credit facility, in the foreclosure on assets subject to liens in favor of the asset-based credit facility lenders and the inability to borrow additional amounts under the asset-based credit facility; and

•	acceleration of the indebtedness or payment default under the asset-based credit facility would also be an event of default under the indenture governing our convertible notes.

For example, our asset-based facility requires us to maintain a cumulative minimum cash flow as defined in that agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until the last to occur of the following:

•	Excess Availability is greater than the greater of 17.5% of the Total Availability or $25.0 million for a period of 30 consecutive days, and
•

For two consecutive fiscal quarters after April 15, 2014, for which the agent received financial statements, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

We currently anticipate being subject to the cumulative minimum cash flow covenant for at least the next twelve months.  In addition, under our asset-based facility, if Excess Availability is less than the greater of $25.0 million or 17.5% of total availability, in each case for more than one business day, then a “Covenant Compliance Period” will exist until we have Excess Availability for a period of 30 consecutive days equal to or greater than the greater of (a) 17.5 % of the total availability and (b) $25.0 million.  During each Covenant Compliance Period, we must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarter period ended immediately prior to commencement of a Covenant Compliance Period and for every four fiscal quarter period ending during a Covenant Compliance Period.  If we had been in a Covenant Compliance Period during FY2015, we would not have been in compliance with either the minimum fixed charge coverage ratio or the first lien leverage ratio.

Furthermore, during a covenant Compliance Period or if an Event of Default has occurred and is continuing all of our funds received on a daily basis will be applied to reduce amounts owing under the asset-based credit facility.  Although we do not anticipate being in a Covenant Compliance Period during the next twelve months, a Covenant Compliance Period could occur if the borrowing base is decreased for any of the reasons discussed above or if we are required to borrow more funds than is currently anticipated at a time when we meet the minimum fixed charge coverage ratio and the first lien leverage ratio.

We cannot assure that waivers will be granted or amendments made to any of the agreements governing our indebtedness if for any reason we are unable to comply with the obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so.  See Note 7 to the consolidated financial statements for a more detailed description of our indebtedness.

If we do not attract and retain qualified managers and executives, our business could be materially and adversely affected.

We are very dependent on the skills and motivation of our employees, managers and executives to define and implement our corporate strategies and operational plans. We maintain and rely on a small executive team to manage our business. During FY2015 the Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer left Layne.  Michael Caliel, our new Chief Executive Officer, began on January 2, 2015.  The Chief Financial Officer position has been filled on an interim basis.  At this time, the duties of the Chief Accounting Officer are being performed by the Chief Financial Officer.  We may not be successful in retaining or attracting a qualified replacement.  The loss of members of our management team and inability to retain and attract suitable replacements could materially and adversely affect our business.

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

A portion of our earnings is generated from our foreign operations, and those of our affiliates. Political and economic risks in those countries could reduce or eliminate the earnings we derive from those operations.

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

We perform work at mining operations in countries which have experienced political and economic instability in the past, or may experience similar instability in the future. The mining industry is subject to regulation by governments around the world, including the regions in which we have operations, relating to matters such as environmental protection, controls and restrictions on production, and, potentially, nationalization, expropriation or cancellation of contract rights, as well as restrictions on conducting business in such countries. In addition, in our foreign operations we face operating difficulties, including political instability, workforce instability, harsh environmental conditions and remote locations. We do not maintain political risk insurance. Adverse events beyond our control in the areas of our foreign operations could reduce the earnings derived from our foreign operations to the extent that contractual provisions and bilateral agreements between countries may not be sufficient to guard our interests.

Our operations in foreign countries expose us to devaluations and fluctuations in currency exchange rates.

We operate a significant portion of our business in countries outside the U.S. The majority of our costs in those locations are transacted in local currencies. Although we generally contract with our customers in U.S. dollars, some of our contracts are in other currencies, such as the Australian dollar. We do not currently engage in foreign currency hedging transactions. As exchange rates among the U.S. dollar and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Future fluctuations in the value of the U.S. dollar could have an adverse effect on our results.

We conduct business in many international markets with complex and evolving tax rules, including value-added tax rules, which subject us to international tax compliance risks.

While we obtain advice from legal and tax advisors as necessary to help assure compliance with tax and regulatory matters, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of intercompany services, cross-border payments between affiliated companies and the related effects on income tax, value-added tax (“VAT”), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews, and from time to time undergo comprehensive tax reviews and may be required to make additional tax payments should the review result in different interpretations, allocations or valuations of our products or services. Certain countries may, from time to time, make changes to their existing tax structure which might affect our operations. These countries may, with little or no notice, implement additional taxes in the form of severance taxes, windfall profits taxes, production taxes and tariffs, which could negatively impact our results in our segments that perform services in those countries. We earn a significant amount of our operating income from outside of the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in additional tax expense. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material impact on our tax expense and cash flows.

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

We purchase a significant amount of steel and concrete for use in connection with all of our businesses. We also purchase a significant volume of fuel to operate our trucks and equipment. The manufacture of materials used in our sewer rehabilitation business is dependent upon the availability of resin, a petroleum-based product. At present, we do not engage in any type of hedging activities to mitigate the risks of fluctuating market prices for oil, steel, concrete or fuel and increases in the price of these materials may increase our operating costs.

The dollar amount of our backlog, as stated at any given time, is not necessarily indicative of our future earnings.

As of January 31, 2015, our total backlog was approximately $570.8 million. This consists of the expected gross revenue associated with executed contracts, or portions thereof, not yet performed by us. We cannot ensure that the revenue projected in our backlog will be realized or, if realized, will result in profit. In addition, even where a project proceeds as scheduled, it is possible that contracted parties may default and fail to pay amounts owed to us or poor project performance could increase the cost associated with a project. Further, project terminations, suspensions or adjustments in scope may occur with respect to contracts reflected in our backlog. Reductions in backlog due to cancellation by a customer or scope adjustments adversely affect, potentially to a material extent, the revenue and profit we actually receive from such backlog. We may be unable to complete some projects included in our backlog in the estimated time and, as a result, such projects could remain in the backlog for extended periods of time.

Professional liability, product liability, warranty and other claims against us could reduce our revenue.

Any accidents or system failures in excess of insurance limits at locations that we engineer or construct or where our products are installed or where we perform services could result in significant professional liability, product liability, warranty and other claims against us. Further, the construction projects we perform expose us to additional risks, including cost overruns, equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In addition, once our construction is complete, we may face claims with respect to the work performed.   If we incur these claims, we could incur substantial losses of revenue.

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

As of January 31, 2015, approximately 5% of our workforce was unionized and 8 of our 31 active collective bargaining agreements are scheduled to expire within the next 12 months. To the extent that disputes relating to existing or future collective bargaining agreements arise, a work stoppage could occur. If protracted, a work stoppage could substantially reduce or suspend our operations and reduce our revenue.

If we are not able to demonstrate our technical competence, competitive pricing and reliable performance to potential customers we will lose business to competitors, which would reduce our profit.

We face significant competition and a large part of our business is dependent upon obtaining work through a competitive bidding process. In Water Resources, Inliner, Heavy Civil, Geoconstruction and Energy Services, we compete with many smaller firms on a local or regional level, many of whom have a lower corporate overhead cost than us. There are few proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to our company. Our competitors for the type of construction services we perform are primarily local and regional specialty general contractors. In Mineral Services, we compete with a number of drilling companies, the largest being Boart Longyear Limited, an Australian public company, Major Drilling Group International Inc., a Canadian public company and Foraco International S.A., a French company publicly traded on the Toronto stock exchange. Competition also places downward pressure on our contract prices and profit margins. Competition in all of our markets, and especially in Water Resources, Inliner, Heavy Civil and Geoconstruction, has intensified in the last couple of years due to the continuing difficult economic conditions and such heightened competition is expected to continue for the foreseeable future. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profit. Additional competition could reduce our profit.

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

The SEC rules require disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. The SEC rules require that public companies conduct due diligence to determine whether such minerals originated from the DRC or an adjoining country. We have incurred additional costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as DRC conflict-free because our supply chain is complex. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier. See Part I, Item 1—Business—Regulation in this Form 10-K for additional information.

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

The cost to dispose of, or treat that water or otherwise comply with these regulations concerning water disposal may reduce our profitability.

If our health insurance, liability insurance or workers’ compensation insurance is insufficient to cover losses resulting from claims or hazards, if we are unable to cover our deductible obligations or if we are unable to obtain insurance at reasonable rates, our operating costs could increase and our profit could decline.

Although we maintain insurance protection that we consider economically prudent for major losses, we have high deductible amounts for each claim under our health insurance, workers’ compensation insurance and liability insurance. Our current individual claim deductible amount is $200,000 for health insurance, $1,500,000 for general liability insurance and $1,000,000 for workers’ compensation. We cannot assure that we will have adequate funds to cover our deductible obligations or that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. In addition, we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A successful claim or damage resulting from a hazard for which we are not fully insured could increase our operating costs and reduce our profit.

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

Under GAAP, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, changes in corporate strategy and business plans or other factors leading to reduction in expected long-term sales or profitability. Layne evaluates its long-lived assets, equity method investments and goodwill for impairment at least annually or when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. See Note 5 to the consolidated financial statements for a discussion of impairment charges recorded.

Our ability to use U.S. federal net operating loss carryforwards, foreign tax credit carryforwards, capital loss carryforwards and net unrealized built-in losses could be severely limited in the event of certain share transfers of our common stock.

We currently have a significant U.S. deferred tax asset, before considering valuation allowances, which results from federal net operating loss carryforwards, foreign tax credit carryforwards, capital loss carryforwards and net unrealized built-in losses. While we have recorded a full valuation allowance against the net deferred tax asset, the carryforwards and the future use of these attributes could provide significant future tax savings to us if we are able to use such losses and credits. However, our ability to use these tax benefits may be restricted due to a future ownership change within the meaning of Section 382 of the Internal Revenue Code. An ownership change could occur that would severely limit our ability to use the tax benefits associated with the net operating loss carryforwards, foreign tax credit carryforwards, capital loss carryforwards and net unrealized built-in losses, which may result in a significantly higher tax cost as compared to the situation where these tax benefits are preserved.

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

We operate in a number of countries throughout the world, including countries known to have a reputation for corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the U. S. Foreign Corrupt Practices Act of 1977 (“FCPA”).

On October 27, 2014, we entered into a settlement with the SEC to resolve allegations concerning the legality of certain payments by us to agents and other third parties interacting with government officials in certain countries in Africa.  Under the terms of the settlement, without admitting or denying the SEC’s allegations, we consented to entry of an administrative cease-and-desist order under the books and records, internal controls and anti-bribery provisions of the FCPA.  We agreed to pay to the SEC $4.75 million in disgorgement and prejudgment interest, and $375,000 in penalties.  We also agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date.

The FCPA and related statutes and regulations provide for potential fines, civil and criminal penalties, and equitable remedies, including disgorgement of profits or monetary benefits from such payments, related interest and injunctive relief. Civil penalties under the anti-bribery provisions of the FCPA could range up to $10,000 per violation, with a criminal fine up to the greater of $2.0 million per violation or twice the gross pecuniary gain to Layne or twice the gross pecuniary loss to others, if larger. Civil penalties under the accounting provisions of the FCPA can range up to $0.5 million and a company that knowingly commits a violation can be fined up to $25.0 million. In addition, both the SEC and the DOJ could assert that conduct extending over a period of time may constitute multiple violations for purposes of assessing the penalty amounts. Often, dispositions for these types of matters result in modifications to business practices and compliance programs and possibly a monitor being appointed to review future business and practices with the goal of ensuring compliance with the FCPA.

Further, detecting, investigating and resolving these types of matters is expensive and could consume significant time and attention of our senior management.  We could also face fines, sanctions and other penalties from authorities in the relevant foreign jurisdictions, including prohibition of our participating in or curtailment of business operations in those jurisdictions and the seizure of rigs or other assets.  Our customers in those jurisdictions could seek to impose penalties or take other actions adverse to our interest.  We could also face other third-party claims by our directors, officers, employees, affiliates, advisors, attorneys, agents, stockholders, debt holders or other interest holders or constituents.  In addition, disclosure of the subject matter of the investigation could adversely affect our reputation and our ability to obtain new business or retain existing business from our current clients and potential clients, to attract and retain employees and to access the capital markets.  Future violations of the FCPA may also give rise to an event of default under the agreements governing our debt instruments if such violation were to have a material adverse effect on our business, assets, property, financial condition or prospects or if the amount of any settlement resulted in our failing to satisfy any financial covenants.  We could also be subject to additional penalties if we violate the order settling the FCPA investigation or are found to not comply with its compliance, reporting and cooperation obligations.

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

We grant trade credit, generally without collateral, to our customers, which include mining companies, general contractors, commercial and industrial facility owners, state and local governments and developers. Consequently, we are subject to potential credit risk related to changes in business and economic factors in the geographic areas in which our customers are located. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

The conditional conversion feature of the 4.25% Convertible Notes, if triggered, may adversely affect our financial condition.

In the event the conditional conversion feature of the 4.25% Convertible Notes is triggered, holders of the 4.25% Convertible Notes will be entitled to convert such notes at any time during specified periods at their option. If one or more holders elect to convert their 4.25% Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligations based on the applicable conversion rate, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 4.25% Convertible Notes, if we have irrevocably elected net share settlement upon conversion we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 4.25% Convertible Notes as a current rather than long-term liability, which could result in a material reduction of our net working capital.

We may in certain circumstances elect to settle conversions of our 4.25% Convertible Notes in cash, and the accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

If we obtain stockholder approval as described below, then, upon conversion, we will satisfy our conversion obligation for the 4.25% Convertible Notes by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.  We refer to these settlement methods as cash settlement, physical settlement and combination settlement, respectively.  In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20.  ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash (such as our 4.25% Convertible Notes, if we obtain the stockholder approval described below) in a manner that reflects the issuer’s economic interest cost for non-convertible debt.  During the first quarter of FY2016, the liability component of the convertible debt instrument will initially be valued at the fair value of a similar debt instrument that does not have an associated equity component and will be reflected as a liability on the balance sheet.  The equity component of the convertible debt instrument will be included in the additional paid-in capital section of stockholders’ equity on the balance sheet, and the value of the equity component will be treated as original issue discount for purposes of accounting for the debt component.  This original issue discount must be amortized to non-cash interest expense over the term of the convertible debt instrument.  Accordingly, we will record a greater amount of non-cash interest expense in current periods as a result of this amortization.  We will report lower net income in our financial results because ASC 470-20 will require the interest expense associated with our 4.25% Convertible Notes to include both the current period’s amortization of the debt discount and our 4.25% Convertible Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our 4.25% Convertible Notes.

If we are required to settle conversions using physical settlement, then we must include the full number of shares underlying our 4.25% Convertible Notes in the calculation of our diluted earnings per share, regardless of whether the contingent conversion feature of our 4.25% Convertible Notes is triggered.  In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.25% Convertible Notes, if we obtain the stockholders approval described below) are currently accounted for using the treasury stock method.  Under this method, the shares issuable upon conversion of  convertible notes are not included in the calculation of diluted earnings per share unless the conversion value of the convertible notes exceeds their principal amount at the end of the relevant reporting period.  If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, convertible notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, are issued.  Accordingly, the treasury stock method could result in more favorable reported diluted earnings per share.  Because we are required to settle conversions using physical settlement, we will not be permitted to use the treasury stock method unless we obtain stockholder approval.  We have no obligation to seek stockholder approval, and, even if we do, we may not obtain stockholder approval.  Even if we obtain stockholder approval, the terms of our asset-based facility require us to physically settle conversions which would prevent us from using the treasury stock method.  Even still, if we are otherwise able to elect cash settlement or combination settlement, accounting standards in the future may not continue to permit the use of the treasury stock method.  If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of our convertible notes, then our diluted earnings per share could be adversely affected.

Certain provisions in the indentures governing our convertible notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions in the indentures governing our convertible notes could make it more difficult or more expensive for a third party to acquire us.  For example, if a takeover would constitute a fundamental change, holders of our convertible notes will have the right to require us to repurchase their convertible notes in cash.  In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their convertible notes in connection with such takeover.  In either case, and in other cases, our obligations under our convertible notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us.

Risks Related To Ownership of Our Common Stock

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

If a “fundamental change” (as such terms are defined in the indentures governing our convertible notes) occurs, holders of the convertible notes will have the right, at their option, to require us to repurchase all or a portion of their convertible notes.  A “fundamental change” generally occurs when there is a change in control of Layne (acquisition of 50% or more of our voting stock, liquidation or sale of Layne not for stock) or trading of our stock is terminated.  In the event of a “make-whole fundamental change” (as is defined in the indentures for the convertible notes), we may also be required to increase the conversion rate applicable to the convertible notes surrendered for conversion in connection with such make-whole fundamental change.  A “make-whole fundamental change” is generally a sale of Layne not for stock in another publicly traded company.  In addition, the indentures for the convertible notes prohibit us from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes our obligations under the convertible notes.

The market price of our common stock could be lowered by future sales of our common stock.

Sales by us or our shareholders of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

In addition to outstanding shares eligible for future sale, as of January 31, 2015, 1.5 million shares of our common stock were issuable, subject to vesting requirement, under currently outstanding stock options and restricted stock units granted to officers, directors and employees and an additional 1.5 million shares are available to be granted under our stock option and employee incentive plans.

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

As of January 31, 2015, we (excluding foreign affiliates) owned or leased approximately 520 drill and well service rigs throughout the world, approximately of which 390 were located in the U.S. The total rig number includes rigs used primarily in each of our service lines as well as multi-purpose rigs. In addition, as of January 31, 2015, our foreign affiliates owned or leased approximately 195 drill rigs.

Oil and Gas Operations

As further discussed in Note 15 to the consolidated financial statements, during FY2013, we completed the sale of substantially all of the assets of our former Energy segment, which was disposed of on October 1, 2012.   At January 31, 2015 and 2014, we had no oil and gas producing activities. Accordingly, the information presented includes information of our operations through the completion of the sale on October 1, 2012. We did not have a reserve study performed during FY2013.

Item 3.	Legal Proceedings

In connection with updating its FCPA policy, questions were raised internally in September 2010 about, among other things, the legality of certain payments by Layne to agents and other third parties interacting with government officials in certain countries in Africa. The audit committee of the board of directors engaged outside counsel to conduct an internal investigation to review these payments with assistance from outside accounting firms. Layne made a voluntary disclosure to the DOJ and SEC regarding the results of the investigation and cooperated with those agencies in connection with their review of the matter.

On August 6, 2014, the DOJ notified Layne that the DOJ’s inquiry into this matter had been closed. On October 27, 2014, Layne entered into a settlement with the SEC to resolve the allegations concerning potential violations of the FCPA. For further discussion on this and other legal proceedings, see Note 14 to the consolidated financial statements.

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

Layne’s common stock is traded on the NASDAQ Global Select Market under the symbol LAYN. The following table sets forth the range of high and low sales prices of Layne’s stock by quarter for FY2015 and FY2014, as reported by the NASDAQ Global Select Market.

Fiscal Year 2015	High	Low
First Quarter	$18.92	$15.81
Second Quarter	17.47	10.45
Third Quarter	11.99	5.90
Fourth Quarter	10.39	6.73

Fiscal Year 2014	High	Low
First Quarter	$23.63	$17.42
Second Quarter	22.64	18.68
Third Quarter	20.75	18.12
Fourth Quarter	20.14	13.88

At April 6, 2015, there were 74 owners of record of Layne’s common stock.

Layne has not paid any cash dividends on its common stock. Moreover, the Board of Directors of Layne does not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend on a number of factors including future earnings, capital requirements, financial condition and prospects of Layne and such other factors as the Board of Directors may deem relevant, as well as restrictions under Layne’s indebtedness agreements.  Layne’s indebtedness agreements currently contain restrictions on the ability of Layne to pay cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of January 31, 2015, with respect to shares of Layne’s common stock that have been authorized for issuance under Layne’s 2006 Equity Plan.

The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans that are no longer in effect. Footnote 1 to the table sets forth the total number of shares of common stock issuable upon the exercise of options under expired plans as of January 31, 2015, and the weighted average exercise price of those options. No additional options may be granted under such plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)(1)	(b)	(c)(2)
Equity compensation plans approved by security holders	1,015,514	$21.15	1,539,950
(1)

Shares issuable pursuant to outstanding options under the 2006 Equity Plan. As of January 31, 2015, an additional 18,750 shares of Layne common stock were issuable upon the exercise of outstanding options under the expired 1996 Option Plan and 2002 Option Plan. The weighted-average exercise price of those options is $27.87 per share. No additional options may be granted under the 1996 Option Plan or the 2002 Option Plan.

(2)	All shares listed are issuable pursuant to future awards under the 2006 Equity Plan.

The following graph provides a comparison of our five-year, cumulative total shareholder return (1) from January 31, 2010 through January 31, 2015 to the return of S&P 500 and a custom peer group selected by Layne.  The peer group includes Aegion Corp, Nuverra Environmental Solutions Inc., Matrix Service Company, Primoris Services Corp., Tutor-Perini Corp., Boart Longyear Limited, Major Drilling Group International Inc., Foraco International SA and Orbit Garant Drilling Inc.  The comparisons shown in the graph are based on historical data.  The stock price performance shown in the graph is not necessarily indicative of, nor is it intended to forecast, the potential future performance of Layne’s common stock.  Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omission in such information.

Item 6.	Selected Financial Data

The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2015, has been derived from Layne’s audited consolidated financial statements. The acquisitions, as noted below, have been accounted for under the acquisition method of accounting and, accordingly, Layne’s consolidated results include the effects of the acquisitions from the date of each acquisition. All periods presented below reflect the effects of operations discontinued in FY2015, FY2014 and FY2013.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the consolidated financial statements and notes thereto under Item 8 included elsewhere in this Form 10-K.

As of and Years Ended January 31,	2015(1)	2014(2)	2013(3)	2012	2011(4)
Income Statement Data (in thousands, except per share data):
Revenues	$797,601	$798,345	$1,013,924	$1,083,513	$975,891
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(682,559)	(666,295)	(836,394)	(852,465)	(762,017)
Selling, general and administrative expenses	(122,240)	(134,314)	(152,108)	(157,690)	(133,796)
Depreciation and amortization	(49,283)	(56,302)	(57,571)	(53,671)	(44,279)
Impairment charges(6)	—	(14,646)	(8,431)	(96,579)	—
Loss on remeasurement of equity method investment(7)	—	—	(7,705)	—	—
Equity in earnings (losses) of affiliates	1,388	(2,974)	20,572	24,647	13,153
Restructuring costs	(2,698)	—	—	—	—
Interest expense	(13,707)	(7,132)	(3,301)	(2,357)	(1,594)
Other income, net	659	6,751	6,003	9,880	684
(Loss) income from continuing operations before income taxes	(70,839)	(76,567)	(25,011)	(44,722)	48,042
Income tax benefit (expense)(5)	3,945	(53,177)	10,029	(8,988)	(20,483)
Net (loss) income from continuing operations	(66,894)	(129,744)	(14,982)	(53,710)	27,559
Net (loss) income from discontinued operations	(42,433)	1,693	(21,041)	528	4,028
Net (loss) income	(109,327)	(128,051)	(36,023)	(53,182)	31,587
Net income attributable to noncontrolling interest	(824)	(588)	(628)	(2,893)	(1,596)
Net (loss) income attributable to Layne Christensen Company	$(110,151)	$(128,639)	$(36,651)	$(56,075)	$29,991
Earnings per share information attributable to
Layne Christensen Company shareholders:
Basic (loss) income per share-continuing operations	$(3.45)	$(6.65)	$(0.80)	$(2.91)	$1.34
Basic (loss) income per share-discontinued operations	(2.16)	0.09	(1.08)	0.03	0.21
Basic (loss) income per share	$(5.61)	$(6.56)	$(1.88)	$(2.88)	$1.55
Diluted (loss) income per share-continuing operations	$(3.45)	$(6.65)	$(0.80)	$(2.91)	$1.33
Diluted (loss) income per share - discontinued operations	(2.16)	0.09	(1.08)	0.03	0.20
Diluted (loss) income per share	$(5.61)	$(6.56)	$(1.88)	$(2.88)	$1.53
Balance Sheet Data (in thousands):
Working capital, including current maturities of debt	$104,832	$121,330	$125,079	$136,404	$93,309
Total assets	545,513	646,618	812,226	805,836	816,652
Total long-term debt, excluding current maturities	132,137	107,118	95,142	52,716	—
Total Layne Christensen Company stockholders' equity	181,215	289,464	412,737	448,665	501,402

(1)

During the second quarter of FY2015, Layne authorized the sale of its Costa Fortuna operation and sold it on July 31, 2014.  Layne purchased 50% of Costa Fortuna on July 15, 2010 and accounted for it using the equity method of investment until May 30, 2012 when Layne acquired the remaining 50%.  In accordance with accounting guidance, Layne did not account for Costa Fortuna as discontinued operations for the periods ended January 31, 2011 and 2012, when it was accounted for as an equity method investment.  For the period ended January 31, 2013, Layne accounted for Costa Fortuna as discontinued operations for the period in which Layne held 100% of the business of Costa Fortuna.  In the third quarter of FY2015, Layne sold its Tecniwell business and accounted for it as a discontinued operation.  This business was sold on October 31, 2014.  Both Costa Fortuna and Tecniwell were accounted for as discontinued operations in FY2015.

(2)	During the first quarter of FY2014, Layne authorized the sale of its SolmeteX operation and accounted for it as a discontinued operation. The operation was sold on July 31, 2013.
(3)	During FY2013, Layne accounted for the former Energy segment, which was sold in October 2013, as a discontinued operation.

(4)

During FY2011, Layne acquired certain assets of Intevras Technologies, LLC, 50% of Costa Fortuna and 100% of the stock of Bencor Corporation of America. The impact of Intevras was not material to the FY2011 consolidated financial statements. Bencor contributed $33.8 million of net income to the FY2011 consolidated financial statements. Costa Fortuna was accounted for using the equity method of accounting.

(5)

A $78.3 million valuation allowance on deferred tax assets was recorded during FY2014.  Of the $78.3 million valuation allowance, $54.4 million related to deferred tax assets established in a prior year, and $23.9 million related to deferred tax assets established in FY2015.  See Note 9 to the consolidated financial statements.

(6)

See Note 5 to the consolidated financial statements for a discussion of FY2014 and FY2013 impairment charges.  During FY2012, Layne performed its annual goodwill impairment and determined $86.2 million of its then existing goodwill was impaired.  Also during FY2013, Layne determined $8.4 million of its intangible assets were impaired.

(7)	See Note 2 to the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with Layne’s consolidated financial statements and notes thereto under Item 8.

Cautionary Language Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: prevailing prices for various commodities (including gold, copper, crude oil and natural gas), the duration of the current slowdown in the mineral drilling services market, unanticipated slowdowns in Layne’s major markets, the availability of credit, the risks and uncertainties normally incident to the construction industry, the timing for the completion of the existing unprofitable contracts in Heavy Civil, the ability to successfully obtain profitable contracts in Energy Services, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity and reduce costs, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Many of the factors that will determine these items are beyond Layne’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and Layne assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne, its operations and our present business environment. MD&A is provided as a supplement to and should be read in connection with the consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. MD&A includes the following sections:

•	Business—a general description of Layne’s business and key FY 2015 events.
•	Consolidated Review of Operations—an analysis of Layne’s consolidated results of operations for the three years presented in the consolidated financial statements.
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

Business

Layne is a global water management, construction and drilling company. Layne provides responsible solutions for water, mineral and energy challenges. Layne manages and reports its operations through its six segments:  Water Resources, Inliner, Heavy Civil, Geoconstruction, Mineral Services and Energy Services.

Key Fiscal Year 2015 Events

On January 2, 2015, Layne hired Michael Caliel as its President and Chief Executive Officer.  Mr. Caliel replaced David Brown, the current Chairman of the Board, who had been serving as CEO on an interim basis.

Mineral Services continues to be impacted by the global slowdown in spending for mineral drilling services, both in the markets served by Layne’s wholly-owned operations and Layne’s Latin American affiliates. Global spending for minerals drilling services has decreased significantly over the past two years in every geographic region. This has reduced the revenues generated by Mineral Services and has adversely affected our results of operations and cash flows. During FY 2015, revenues decreased by 30.5% from the same period last year.  FY2016 will likely see further reductions until such time as the market becomes stabilized, if at all. Given that the assets within the division are in good working order and, geographically diversified and the division has the ability to deploy rapidly to new sites when requested, Layne believes it will be able to react in an expedient manner when the market improves.

Heavy Civil’s revenues decreased by 22.5% during FY 2015 compared to FY 2014. As previously reported, this segment is being more selective in its pursuit of municipal bid projects.  This strategy may result in lower revenues in the future, but is anticipated to provide more stable margins and decreased risk for the segment.  Heavy Civil has continued to experience cost overruns associated with the completion of certain contracts.

Geoconstruction announced in August 2014 that is had been awarded a $132.5 million contract with the U.S. Army Corps of Engineers for the East Branch Dam located in Pennsylvania.  The project has commenced and is expected to be completed by the end of FY 2019.

Energy Services loss from continuing operations has increased in FY 2015 as compared to FY 2014 by 14.0%.  The recent decrease in oil and gas prices is expected to result in a slower growth rate for the segment than was previously expected.  Expansion of this business beyond its current operations in the Permian Basin in West Texas will be undertaken cautiously when, and if, market conditions are favorable.

On August 6, 2014, Layne was notified by the DOJ that inquiry into potential violations of the FCPA, as discussed in Note 14 to the consolidated financial statements, had been closed.  On October 27, 2014, Layne entered into a settlement with the SEC to resolve the allegations concerning potential violations of the FCPA.  This settlement with the SEC resolved all outstanding government investigations with respect to Layne concerning potential FCPA violations.  Under the terms of the settlement, without admitting or denying the SEC’s allegations, Layne consented to entry of an administrative cease-and-desist order under the books and records, internal controls and anti-bribery provisions of the FCPA.  In connection with the settlement, Layne paid to the SEC $4.7 million in disgorgement and prejudgment interest, and $0.4 million in penalties on November 6, 2014.  Layne also agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date.

The Board of Directors approved a restructuring plan (the “Plan”) in June 2014, designed to generate a series of short and long term cost reductions.  Management has substantially implemented the Plan.  The savings generated from the Plan will be derived from various areas within Layne, including workforce reductions, operational and functional reorganization and redesign of company processes.  A full year impact of these savings will become realized in FY 2016.  In addition, Layne is continuing to undertake a strategic review of its operations to evaluate alternatives for under-performing divisions, service lines or non-core assets to improve profitability and/or liquidity.

On July 31, 2014, Layne sold Costa Fortuna, an operation within Geoconstruction, as part of its assessment of under-performing assets.  Costa Fortuna was sold to Aldo Corda, the original owner and the then current manager of the business at the time of disposal.  In a continuation of the assessment of under-performing assets, Layne sold Tecniwell, a line of business within Geoconstruction on October 31, 2014. Both dispositions are discussed in Note 15 to the consolidated financial statements.

Layne entered into a five year asset-based credit facility on April 15, 2014. The asset-based credit facility provides for an aggregate principal amount of $135.0 million (subject to a borrowing base requirement), of which up to an aggregate principal amount of $75.0 million will be available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings. Layne terminated its previous credit agreement on April 15, 2014. See Liquidity and Capital Resources for additional information.

On February 4, 2015, Layne announced it had entered into Exchange and Subscription Agreements with certain investors that held approximately $55.5 million of our 4.25% Convertible Notes.  The investors exchanged the 4.25% Convertible Notes owned by them for approximately $49.9 million of new 8.0% Convertible Notes and purchased approximately $49.9 million of additional new 8.0% Convertible Notes.   The transaction closed on March 2, 2015.  Layne received net cash proceeds from the sale of the new 8.0% Convertible Notes, net of expenses related to the offering of approximately $45.0 million.  Layne used a portion of the net cash proceeds to repay amounts outstanding under its asset-based credit facility.  The remainder of the net cash proceeds will be used for future working capital purposes

Non-GAAP Financial Measures

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

				Period-to-Period
	Fiscal Years Ended January 31,			Change
				2015	2014
	2015	2014	2013	vs. 2014	vs. 2013
Revenues:
Water Resources	24.6%	22.0%	21.1%	11.6%	(17.9)%
Inliner	21.9	18.6	13.1	17.9	11.4
Heavy Civil	26.0	33.5	27.4	(22.5)	(3.9)
Geoconstruction	9.7	3.3	7.7	193.5	(66.4)
Mineral Services	15.1	21.7	29.8	(30.5)	(42.8)
Energy Services	2.5	0.8	0.6	219.0	7.7
Other	2.4	2.4	1.1	(3.8)	73.2
Intersegment Eliminations	(2.2)	(2.3)	(0.8)	(6.8)	103.9
Total net revenues	100.0%	100.0%	100.0%	(0.1)	(21.3)
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(85.6)%	(83.5)%	(82.5)%	2.4	(20.3)
Selling, general and administrative expenses	(15.3)	(16.8)	(15.0)	(9.0)	(11.7)
Depreciation and amortization	(6.2)	(7.1)	(5.7)	(12.5)	(2.2)
Impairment charges	—	(1.8)	(0.8)	*	*
Loss on remeasurement of equity method investment	—	—	(0.8)	*	*
Equity in earnings (losses) of affiliates	0.2	(0.4)	2.0	146.7	(114.5)
Restructuring costs	(0.3)	—	—	*	*
Interest expense	(1.7)	(0.9)	(0.3)	92.2	116.1
Other income, net	0.1	0.8	0.6	(90.2)	12.5
Loss from continuing operations	(8.8)	(9.7)	(2.5)	(7.5)	206.1
Income tax benefit (expense)	0.4	(6.6)	1.0	(107.4)	*
Net loss from continuing operations	(8.4)	(16.3)	(1.5)	(48.4)	766.0
Net (loss) income from discontinued operations	(5.3)	0.3	(2.1)	*	*
Net loss	(13.7)	(16.0)	(3.6)	(14.6)	255.5
Net income attributable to noncontrolling interests	(0.1)	(0.1)	—	40.1	(6.4)
Net loss attributable to Layne Christensen Company	(13.8)%	(16.1)%	(3.6)%	(14.4)%	251.0%

*	not meaningful

Revenues, equity in earnings (losses) of affiliates and income (loss) before income taxes pertaining to Layne’s operating segments are presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, safety, treasury, corporate and securities law, tax compliance, executive management and Board of Directors.

	Fiscal Years Ended January 31,
(in thousands)	2015	2014	2013
Revenues
Water Resources	$196,243	$175,875	$214,091
Inliner	175,001	148,384	133,256
Heavy Civil	207,036	267,192	278,131
Geoconstruction	77,032	26,242	78,045
Mineral Services	120,217	172,960	302,119
Energy Services	20,209	6,336	5,885
Other	19,179	19,936	11,509
Intersegment Eliminations	(17,316)	(18,580)	(9,112)
Total revenues	$797,601	$798,345	$1,013,924
Equity in earnings (losses) of affiliates
Geoconstruction	$3,390	$—	$3,872
Mineral Services	(2,002)	(2,974)	16,700
Total equity in earnings (losses) of affiliates	$1,388	$(2,974)	$20,572
Income (loss) from continuing operations before income taxes
Water Resources	$14,356	$1,016	$(1,290)
Inliner	22,870	17,650	9,936
Heavy Civil	(21,502)	(7,781)	(32,308)
Geoconstruction	(4,443)	(24,810)	(4,127)
Mineral Services	(14,909)	(9,534)	49,406
Energy Services	(3,661)	(3,212)	(7,444)
Other	(55)	193	126
Unallocated corporate expenses	(49,788)	(42,957)	(36,009)
Interest expense	(13,707)	(7,132)	(3,301)
Total loss from continuing operations before income taxes	$(70,839)	$(76,567)	$(25,011)

Comparison of Fiscal Year 2015 (FY 2015) to Fiscal Year 2014 (FY 2014)

Revenues remained relatively flat during FY 2015, decreasing $0.7 million, or 0.1% to $797.6 million, compared to $798.3 million for FY 2014.  However, there was significant variation by segment.  A further discussion of results of operations by segment is presented below.

Cost of revenues increased $16.3 million or 2.4% to $682.6 million (85.6% of revenues) for FY 2015, compared to $666.3 million (83.5% of revenues) for FY 2014.  Cost of revenues contains direct costs, which increased $17.9 million to $614.6 million (90.0% of cost of revenues) in FY 2015 from $596.7 million in FY 2014 (89.6% of cost of revenues), and field expenses which decreased slightly for FY 2015 (9.7% of cost of revenues) compared to FY 2014 (10.1% of cost of revenues).  Direct costs primarily include material costs and labor costs associated with specific projects.   The increase in direct costs is primarily due to an increase in the costs to complete some projects in Heavy Civil.

Selling, general and administrative expenses were $122.2 million for FY 2015, compared to $134.3 million for FY 2014.  The decrease is primarily related to decreases in relocation expenses of $6.7 million, FCPA investigation related expenses of $11.8 million, temporary services of $0.9 million and compensation expenses of $0.6 million.  The decreases in relocation and temporary services from FY 2014 are a result of costs incurred in FY 2014 for Layne’s move from Mission, Kansas to The Woodlands, Texas.  The net decrease in FCPA investigation related expenses is a result of the investigation having been mostly completed as of the end of FY 2014 and the reversal of a prior accrual as a result of the DOJ declining to take any action against Layne as discussed in Note 14 to the consolidated financial statements.  These decreases were offset by increases in legal and professional fees of $5.0 million, $2.6 million in incentive compensation, $0.3 million in safety expenses and $0.1 million in dues and subscriptions.

Depreciation and amortization were $49.3 million for FY 2015, compared to $56.3 million for FY 2014.  The decrease is primarily due to the reductions in capital expenditures as Layne continued to restrict its capital spending.

In connection with management’s restructuring plan approved by the Board of Directors in June 2014, Layne incurred restructuring costs of $2.7 million for FY 2015. These primarily consisted of severance and other related costs associated with workforce reductions and costs to move and consolidate equipment and inventories.  During FY 2015, Layne has:

•	identified and completed the sale of Costa Fortuna and Tecniwell as discussed in Note 15 to the consolidated financial statements,
•	implemented workforce reductions,
•	consolidated certain offices within the U.S., and
•	consolidated or closed certain African locations in Mineral Services.

Equity in earnings (losses) of affiliates improved to earnings of $1.4 million for FY 2015, compared to a loss of $3.0 million for FY 2014.  Layne’s international affiliates recorded losses of $2.0 million due primarily to severance costs as the operations were downsized in response to market conditions.  Layne’s domestic affiliates, consisting of joint ventures formed for specific geoconstruction projects had earnings of $3.4 million in FY 2015, compared to no earnings in FY 2014.

Interest expense increased to $13.7 million for FY 2015, compared with $7.1 million for FY 2014.  Included in interest expense for FY 2015 and FY 2014 is the amortization of debt issuance costs of $1.4 million and $0.2 million, respectively and the amortization of the discount related to the 4.25% Convertible Notes of $3.3 million and $0.8 million, respectively.  The remaining increase in interest expense was primarily due to the 4.25% Convertible Notes being outstanding for the full period in FY 2015.

Other income, net for FY 2015, consisted primarily of gains on the sale of non-core assets, including real estate.

An income tax benefit of $3.9 million was recorded on continuing operations for FY 2015, compared to income tax expense of $53.2 million for FY 2014.  The FY 2015 tax benefit was primarily due to the carryback of prior year tax losses upon which no tax benefit had previously been recorded because of the valuation allowance that was recorded during FY 2014.  A cash refund of $3.9 million was received in early FY 2016. Excluding the prior year tax loss carryback, the FY 2015 provision was zero due primarily to valuation allowances provided on deferred tax assets generated in the current year.

Tax expense recorded during FY 2014 resulted primarily from a $54.4 million tax charge due to a valuation allowance provided on deferred tax assets established in a prior year.  In total, a $78.3 million valuation allowance on deferred tax assets was recorded during FY 2014.  Of this amount, $54.4 million related to deferred tax assets established in a prior year resulting in a change to income tax expense, and $23.9 million related to deferred tax assets established in the current year for which the net tax expenses recorded was zero.  Tax expense of $3.7 million was recorded on discontinued operations and $7.1 million of tax expense was recorded to equity in connection with the 4.25% Convertible Notes issuance.

Operating Segment Review of Operations

Water Resources

	Fiscal Years Ended January 31,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$196,243	$175,875	$20,368	11.6%
Income before income taxes	14,356	1,016	13,340	*
*	Not meaningful

Water Resources revenues increased $20.4 million to $196.2 million in FY 2015 from $175.9 million in FY 2014. Income before income taxes increased $13.3 million to $14.4 million (7.3% of revenues) in FY 2015 from $1.0 million (0.6% of revenues) in FY 2014.

Water Resources experienced growth primarily as a result of projects in the western portion of the U.S.  Inadequate water infrastructure in those regions, combined with lingering drought conditions have resulted in additional opportunities to provide water management services, particularly in the agribusiness market.  Direct costs as a percentage of revenue decreased from 67.4% in FY 2014 to 63.4% in FY 2015.  The growth in revenues, combined with slight margin improvements across most of its operations, and better leverage of our fixed costs have resulted in improved earnings.

Water Resources has been carefully analyzing its locations and overhead expenses to increase efficiencies and lower costs, but still provide locations to best service the areas where projects are located.   As a result, selling costs in FY 2015 were reduced by $1.3 million, to 14.6% of revenues, from 17.1% of revenues in FY 2014.

Inliner

	Fiscal Years Ended January 31,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$175,001	$148,384	$26,617	17.9%
Income before income taxes	22,870	17,650	$5,220	29.6%

Inliner revenues increased $26.6 million to $175.0 million in FY 2015 from $148.4 million in FY 2014. Income before income taxes increased $5.2 million to $22.9 million (13.1% of revenues) in FY 2015 compared to $17.7 million (11.9% of revenues) in FY 2014.

Inliner’s revenues have continued to grow across all of its markets, and also benefited from the introductions of its fiberglass based lining products, which accounted for approximately $6.1 million in revenue in FY 2015.  Overall direct costs improved as a percentage of revenues from 78.4% in FY 2014 to 76.7% in FY 2015.  Continued leverage of fixed costs plus slight margin improvements have resulted in improved earnings over last fiscal year.

Heavy Civil

	Fiscal Years Ended January 31,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$207,036	$267,192	$(60,156)	-22.5%
Loss before income taxes	(21,502)	(7,781)	$(13,721)	*
*	Not meaningful

Heavy Civil experienced a decrease in revenues of $60.2 million to $207.0 million for FY 2015 compared to $267.2 million in FY 2014. Loss before income taxes increased by $13.7 million to $(21.5) million (-10.4% of revenues) in FY 2015 from $(7.8) million (-2.9% of revenues) in FY 2014.  Low gross profit margins have resulted in operating results not sufficient to offset overhead costs.  Projects which were already experiencing cost overruns were delayed even further than anticipated and several jobs in the northeastern portion of the U.S. experienced adverse weather conditions in the first quarter of FY 2015 and during January 2015.  Adverse weather conditions cause an increase in expenses on projects due to crew and equipment standby costs, and, once the weather subsides, work may have to be restarted out of sequence to try and meet time constraints implicit within the contracts of certain projects, there by further reducing profitability.

The delays in completing projects have led to additional costs.  The estimated costs to complete these projects have been updated to reflect the best information available to us at this time and all estimated future losses have been recorded.  It remains possible that, as we reach completion for these projects, we could encounter unforeseen conditions or events which would cause us to revise our estimates and could result in further losses.  During FY 2015 estimated losses recorded on our larger revenue contracts were approximately $13.5 million. In FY 2014 estimated losses of approximately $9.3 million were recorded on our larger revenue contracts.

Heavy Civil continues with its strategic decision, to reduce its volume of fixed bid type contracts and to concentrate on increasing its opportunities for negotiated or alternative delivery contracts, which Layne believes have less risk.  Accordingly, as we have previously discussed, we expected our revenue levels to decline as compared to prior periods until we have a more appropriate mix of contracts.

Margins will continue to be suppressed as contracts executed before the implementation of the strategic shift are completed.   Management is involved in the monitoring of these low margin contracts.  Management is also involved in the contract bidding guidelines for this segment to ensure the previously communicated strategic decision to move away from fixed price bid municipal contracts to negotiated or alternative delivery contracts is achieved.

Geoconstruction

	Fiscal Years Ended January 31,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$77,032	$26,242	$50,790	193.5%
Loss before impairments and income taxes	(4,443)	(10,164)	$5,721	56.3%
Less: Impairment charges	—	(14,646)	$14,646	100.0%
Loss before income taxes	$(4,443)	$(24,810)	$20,367	82.1%
Equity in earnings of affiliates, included in above earnings	$3,390	$—	$3,390	100.0%

Geoconstruction experienced an increase in revenues of $50.8 million to $77.0 million for FY 2015 compared to $26.2 million for FY 2014. Loss before income taxes decreased by $20.4 million to a loss before income taxes of ($4.4) million (-5.8% of revenues) for FY 2015 from $(24.8) million (-94.5% of revenues) for FY 2014. The comparison of loss before income taxes is impacted by a goodwill impairment charge of $14.6 million in the second quarter of FY 2014.

Equity in earnings of affiliates of $3.4 million was associated with joint venture projects in Seattle, WA and Iowa.

Geoconstruction revenues and earnings have been positively impacted by multiple projects in San Francisco and Hawaii which were awarded during the third quarter of FY 2014.  Results have been negatively impacted by additional costs incurred on a project in San Francisco which currently has claims in dispute.  Due to the dispute, no revenues associated with the potential recovery of such costs have been recognized.   The current amount of the claims being sought are approximately $7.0 million.  Layne continues to work with the general contractor towards resolution of this dispute.  Additional FY 2015 results were impacted by non-cash write-downs of inventory of $1.2 million in the fourth quarter and a $3.5 million settlement in the second quarter FY 2015 of a long-standing contract dispute.

Mineral Services

	Fiscal Years Ended January 31,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$120,217	$172,960	$(52,743)	-30.5%
Loss before income taxes	(14,909)	(9,534)	$(5,375)	-56.4%
Equity in losses of affiliates, included in above earnings	(2,002)	(2,974)	$972	32.7%

Revenues decreased by $52.7 million to $120.2 million in FY 2015 from $173.0 million in FY 2014 and loss before income taxes increased $5.4 million from ($9.5) million (-5.5% of revenues) to ($14.9) million (-12.4% of revenues).

Included in the loss before income taxes for FY 2015 is a decrease to the accrual related to the FCPA investigation of $5.2 million as a result of the DOJ’s decision to close its investigation without bringing any charges against Layne, as compared to an increase in the accrual of $6.7 million in FY 2014.

Equity in losses from the affiliates in South America also continued to be impacted by market conditions during FY 2015. Equity in losses of affiliates decreased by $1.0 million to ($2.0) million in FY 2015 from ($3.0) million in FY 2014.  Reductions in the workforce that occurred in FY 2014 and again to a lesser degree in FY 2015 in response to the depressed mineral drilling services market resulted in slightly better results during FY 2015.

Mineral Services continues to be impacted by the global slowdown in mineral drilling services, markets served by Layne’s wholly owned operations and Layne’s Latin American affiliates. Mineral drilling services is a cyclical industry, and global spending has decreased significantly over the past two years in every geographic region. This global slowdown can be attributed in part to several factors. Commodity prices for gold and copper have decreased significantly over the last several years. The supply of copper has exceeded the demand, driving its price down. Future copper prices are expected to continue to be volatile and are likely to be influenced by demand from China and economic activity in the U.S. Gold prices have fluctuated at a level that is below the full cost of production for many mines. The decreasing prices for both gold and copper led to a material decrease in the rate of mineral exploration and development within the industry. The second factor involves regulatory actions taken by government authorities to impose additional taxes on mining companies. These taxes have had a severe impact on mining in the regions where they have been imposed, and companies react to the increased taxation by reducing or stopping production. The third factor contributing to the decline in Mineral Services financial results are labor issues in areas outside the U.S.  As labor groups request additional pay concessions, the mining companies have reacted by reducing or halting production. Another factor was the Ebola outbreak in Africa, which has caused mining activity to decline or halt in the affected regions.  These factors have reduced the revenues generated by Mineral Services and have adversely affected our results of operations and cash flows. While we believe we are in the trough of the current industry cycle, the downturn is not expected to improve until such time as the market factors stabilize, which we believe will not occur before the end of FY 2016.  Activity in the trough of a cycle is frequently shorter in duration, involving frequent work stoppages and extended mine shutdowns, particularly around the year-end holidays.  This causes Mineral Services to experience higher costs due to frequent mobilization or demobilization of labor and equipment between locations.  The requirements for overhead costs are much harder to predict and may not be covered by the lower activity levels.

Mineral Services has reacted to the slowdown in a number of ways. Labor costs are monitored to react to the level of work within each region.  Offices and locations have been consolidated to improve efficiencies and certain locations in Africa have been closed.  Non-core assets have been sold or re-deployed to other areas within Layne.  Mineral Services has utilized its customer relationships to engage in other revenue producing activities such as water supply drilling until such time as the mineral drilling services market rebounds.

Energy Services

	Fiscal Years Ended January 31,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$20,209	$6,336	$13,873	219.0%
Loss before income taxes	(3,661)	(3,212)	(449)	-14.0%

Energy Services revenue increased $13.9 million to $20.2 million in FY 2015 from $6.3 million in FY 2014. The loss before income taxes remained relatively flat from FY 2015 to FY 2014. Results for FY 2015 were negatively impacted by the payment of $0.8 million associated with an intellectual property agreement and $0.6 million of settlement costs associated with one contract.

The recent decline in oil and gas prices has led to a decline in production and delays by some of Energy Services customers.  The delays and the decline in production have slowed down the growth that Energy Services had experienced during previous quarters of FY 2015.   Energy Services is carefully analyzing its planned future growth into different geographies in conjunction with the slowdown in the industry.

Energy Services continues to market its capabilities as an end-to-end provider of water solutions within the energy industry. In comparison, management believes that many of Energy Services competitors only have the ability to perform a portion of the services that Energy Services is able to deliver. The division’s entry to the marketplace has taken longer than expected in part due to the time needed to market its portfolio of services within the industry. .

Other

	Fiscal Years Ended January 31,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$19,179	$19,936	$(757)	-3.8%
(Loss) income before income taxes	(55)	193	(248)	-128.5%

Other revenues and (loss) income before income taxes are primarily from a small specialty and purchasing operations. The majority of the revenues are eliminated between segments, but the operation can produce positive earnings from purchasing discounts and third party sales. The decrease in revenues of $0.7 million to $19.2 million in FY 2015 from $19.9 million in FY 2014 is due to segments within Layne taking advantage of the purchasing expertise within this operation. This operation is able to centralize some of Layne’s purchasing in order to take advantage of purchase discounts offered from various vendors.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $49.8 million for FY 2015 compared to $43.0 million for FY 2014. The $6.8 million increase in corporate expenses was primarily due to increases in legal and professional fees of $5.2 million, $3.4 million in consulting expenses, $0.7 million in restructuring expenses and $1.9 million in rent expense, partially offset by reductions of $2.0 million in relocation expense and $1.1 million in temporary services expenses and $1.5 million in compensation expense.

Comparison of Fiscal Year 2014 (FY 2014) to Fiscal Year 2013 (FY 2013)

Revenues decreased $215.6 million, or 21.3% to $798.3 million, for FY 2014, compared to $1,013.9 million for FY 2013. A further discussion of results of operations by segment is presented below.

Cost of revenues decreased $170.1 million or 20.3% to $666.3 million (83.5% of revenues) for FY 2014, compared to $836.4 million (82.5% of revenues) for FY 2013. Cost of revenues contains direct costs which decreased $147.4 million to $596.7 million (89.6% of cost of revenues) in FY 2014 from $744.1 million in FY 2013 (89.0% of cost of revenues) and field expenses which were relatively flat as a percentage of revenue for FY 2014 (10.1% of cost of revenues) compared to FY 2013 (10.9% of cost of revenues). The change in these expenses is related to the reduction in the revenue during FY 2014. Due to the reduction in the number of contracts and corresponding reduction in revenues, the workforce in some segments worked reduced hours and certain areas reduced their workforce or positions that became vacant as a result of natural attrition were not filled until contracts were executed and additional personnel were needed. As additional contracts were being negotiated throughout the year, Layne did not reduce its workforce further, in order to retain the knowledge and expertise of key members within the organization.

Selling, general and administrative expenses were $134.3 million for FY 2014, compared to $152.1 million for FY 2013. The decrease was due in part to decreases of $7.3 million in compensation expense, $10.5 million in incentive compensation expense, $1.2 million in travel expenses, $4.8 million in legal expenses and $6.7 million in fringe benefits expenses. These expenses were partially offset by an increase in relocation expenses associated with the move of the headquarters to The Woodlands, Texas of $5.9 million, and an increase in the accrual related to the FCPA investigation of $6.7 million. The decreases in compensation, incentive compensation and fringe benefits were due to the changes in workforce and reduction in revenues and a loss from continuing operations.

Depreciation and amortization expenses were $56.3 million for FY 2014, compared to $57.6 million for FY 2013. The decrease is the result of sales of non-core assets in FY 2014 and FY 2013.

Impairment charges of $14.6 million were recorded during FY 2014 associated with Geoconstruction, as it was determined the carrying value of goodwill exceeded its fair value and an impairment charge of that amount was recorded. During FY 2013 Layne recorded impairment charges totaling $8.4 million for certain product lines which it concluded did not fit within the overall strategic direction of Layne. The amount included $2.9 million related to intangible assets, with the remainder consisting of adjustments to record tangible assets at an expected realizable value. Charges of $4.4 million were associated with Water Resources and $4.0 million were associated with Energy Services.

Loss on remeasurement of equity investments was $7.7 million in FY 2013 due to the purchase of the remaining 50% of Costa Fortuna during that year.  Previously Layne owned 50% and reported the earnings under the equity method of accounting.

Equity in (losses) earnings of affiliates was ($3.0) million for FY 2014, compared to $20.6 million for FY 2013. The decrease in equity earnings from Layne’s Latin American affiliates was a result of a similar reduction in the use of mineral drilling services by mining clients, which Layne experienced in its wholly-owned operations. In addition, during the second quarter of FY 2013, Layne acquired the remaining 50% interest in Costa Fortuna, resulting in Costa Fortuna changing from an equity method investment to a consolidated, wholly-owned subsidiary. Costa Fortuna provided $3.9 million of equity in earnings of affiliates in FY 2013.

Interest expense increased to $7.1 million for FY 2014, compared to $3.3 million for FY 2013. The increase was the result of increased borrowing on Layne’s revolving credit facility to fund operations and the result of a higher interest rate on those borrowings as a result of certain amendments to its revolving credit facility. During FY 2014 $0.7 million of fees in connection with the June 2013 and September 2013 amendments to the revolving credit facility were written off due to the reduction in the amount of credit available for borrowing.

Other income, net, for FY 2014 was relatively flat at $6.8 million compared to $6.0 million in FY 2013.

Income tax expense of $53.2 million was recorded on continuing operations for FY 2014, compared to an income tax benefit on continuing operations of $10.0 million for FY 2013. Tax expense recorded during FY 2014 resulted primarily from a $54.4 million tax charge due to a valuation allowance provided on deferred tax assets established in a prior year and a tax benefit of $10.8 million recorded on continuing operations offsetting $3.7 million of tax expense recorded on discontinued operations and $7.1 million of tax expense recorded to equity in connection with the 4.25% Convertible Notes issuance. The effective tax rate for continuing operations for FY 2014 excluding these items was 18.7%. The difference between this adjusted tax rate and the statutory rate was primarily due to certain nondeductible expenses and the taxation of Layne’s foreign subsidiaries. Layne had several items impacting the tax rate for FY 2013. There was no tax benefit recorded on the previously disclosed loss associated with the equity investment in Costa Fortuna. Additionally, certain of Layne’s tax years in the U.S. and foreign jurisdictions were closed with no adjustments, resulting in the reversal of previously established reserves for uncertain tax positions totaling $4.2 million. The effective tax rate for continuing operations for FY 2013 excluding these items was 33.5%. See Note 9 to the consolidated financial statements.

Operating Segment Review of Operations

Water Resources

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$175,875	$214,091	$(38,216)	-17.9%
Income (loss) before impairments and income taxes	1,016	3,143	(2,127)	-67.7%
Less: Impairment charges	-	(4,433)	4,433	100.0%
Income (loss) before income taxes	$1,016	$(1,290)	$2,306	178.8%
*	Not meaningful

Water Resources revenues decreased $38.2 million to $175.9 million in FY 2014 compared to $214.1 million in FY 2013. Water Resources experienced a decline in revenues throughout FY 2014 in comparison with FY 2013, which also affected income before impairments and income taxes. The decline in revenues was due, in part, to a reduction in the number of bid opportunities in the markets in which the segment operates. The reduction in bid opportunities, in turn, resulted in pricing pressure from increased competition. This pricing pressure resulted in lower margins on jobs awarded to the division in   than those awarded in the prior year. A portion of Water Resources’ projects involve various state and local municipalities. During the early part of FY 2014, state and local municipalities struggled with the effects of sequestration. This forced those entities to place projects on hold as they were uncertain as to the length of this federal action. In addition these entities continued to balance their constrained budgets with the need for improvement of infrastructure. Another portion of Water Resources business involves fabrication for the minerals industry. With the downturn in that market, Water Resources saw a reduction in revenue of $3.1 million associated with this business.

The injection well operation, which is included in Water Resources, saw a decrease in revenues of $18.6 million in FY 2014, compared to FY 2013. This work is very specialized in nature, often subject to complex technical and environmental requirements. These projects by their nature are very large projects which can sometimes take over a year to complete. Contracts that involved this type of work were virtually nonexistent in FY 2014 due to tight governmental spending. This operation incurred costs as it mobilized to the site of a new contract in February 2013, which was cancelled shortly after mobilization was complete. Another $7.0 million contract awarded in August 2013 was subsequently placed on hold as a competitor in the bidding process protested. The protest was ultimately withdrawn and Water Resources began work on the project in FY 2015.

In response to the lower revenue levels, Water Resources reduced its selling expenses by $5.1 million in FY 2014 from FY 2013 as a result of a strategic consolidation of offices within the segment. The reduction in expenses helped provide an offset to the overall reduction in revenues.

Inliner

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$148,384	$133,256	$15,128	11.4%

Income before income taxes	17,650	9,936	7,714	77.6%

Inliner revenues increased $15.1 million to $148.4 million in FY 2014 from $133.3 million in FY 2013. Income before income taxes increased $7.7 million to $17.7 million (11.9% of revenues) in FY 2014 compared to $9.9 million (7.4% of revenues) in FY 2013.

Inliner’s increase in revenues and the resultant increase income before taxes are due to the increased work performed on projects in the northeast region of the U.S.  Excluding these projects; the results for Inliner in FY 2014 would have been consistent with FY 2013. Management in this segment seeks opportunities which allow for a reasonable and consistent profit among their projects.

Heavy Civil

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$267,192	$278,131	$(10,939)	-3.9%

Loss before income taxes	(7,781)	(32,308)	24,527	75.9%

Heavy Civil experienced a decrease in revenues of $10.9 million to $267.2 million for FY 2014 compared to $278.1 million in FY 2013. Loss before income taxes decreased by $24.5 million to ($7.8) million (-2.9% of revenues) in FY 2014 from ($32.3) million (-11.6% of revenues) in FY 2013.

A strategic shift in Heavy Civil was implemented in early FY 2013 and continued during FY 2014. The primary component of this shift involves moving away from projects that do not fit into Layne’s strategic profile, including selected types of fixed price bid municipal contracts. These projects are often extremely complex and difficult in nature, expending over multiple years. The reduced revenues experienced in FY 2014 over FY 2013 of $10.9 million is a result of moving away from such fixed price bid municipal contracts; Heavy Civil acknowledges that in the short-term, revenues may be reduced as more profitable contracts are executed. During FY 2014 losses recorded for jobs of this nature were $9.3 million. In FY 2013 losses of $24.6 million were recorded.

A secondary component of the FY 2013 strategic shift involved a realignment of management and a reduction in the number of personnel. The realignment allowed Heavy Civil reduced the number of personnel to match the capabilities of their workforce with the type of contracts it would begin to actively seek. This reduction, which occurred in FY 2013, involved 22.5% of the workforce. The full effects of this reduction in personnel have been recognized during FY 2014 with a reduction in compensation expenses of $2.8 million. Selling expenses decreased in FY 2014 by $4.9 million as a result of these changes.

The reduction in the loss before income taxes ($7.8 million) in FY 2014 compared to ($32.3 million) in FY 2013 demonstrates the impact of moving towards more profitable contracts as Heavy Civil completes the remaining fixed price bid municipal contracts in its backlog that were not profitable. During the fourth quarter of FY 2014, Heavy Civil’s revenues were lower as a result of project delays due to the extreme weather conditions experienced in December 2013 and January 2014, particularly in the northeastern part of the U.S.

Geoconstruction

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$26,242	$78,045	$(51,803)	-66.4%

Loss before impairment and income taxes	(10,164)	(4,127)	(6,037)	146.3%
Less: Impairments	(14,646)	—	(14,646)	100.0%
Loss before income taxes	(24,810)	(4,127)	(20,683)	*
Equity in earnings of affiliates, included in above earnings	—	3,872	(3,872)	-100.0%
*	Not meaningful

Geoconstruction experienced a decrease in revenues of $51.8 million to $26.2 million for FY 2014 compared to $78.0 million for FY 2013. Loss before income taxes increased by $20.7 million to a loss before income taxes of $24.8 million (-94.5% of revenues) for FY 2014 from a loss of $4.1 million (-5.3% of revenues) for FY 2013.

Geoconstruction experienced weakness for FY 2014 compared to FY 2013. The division had predicted significant contracts would be executed during the second quarter of FY 2014. In certain cases, contracts were delayed or even cancelled before the final bid was awarded due to the effects of sequestration during the earlier half of FY 2014. Government spending was reduced or eliminated causing the same effect on certain projects. In response to these factors, Layne concluded there was an indicator of impairment related to the goodwill associated with this segment. Based on this conclusion, an interim recoverability test was performed and it was determined the carrying value of goodwill exceeded its fair value. A non-cash impairment charge of $14.6 million was recorded during the second quarter of FY 2014, representing the total carrying value of this segment’s goodwill.

During the third quarter of FY 2014, Geoconstruction executed two contracts totaling $76.0 million for work to be performed in San Francisco. The first contract consists of specialized foundation work for the TransBay Tower, a new sixty-one story building located adjacent to the TransBay Transit Center. The second San Francisco project is the construction of foundations for three new underground subway stations for the Central Subway Project.

Mineral Services

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$172,960	$302,119	$(129,159)	-42.8%
(Loss) income before income taxes	(9,534)	49,406	(58,940)	-119.3%
(Losses) earnings of affiliates, included in above earnings	(2,974)	16,700	(19,674)	-117.8%

Revenues decreased by $129.2 million to $173.0 million in FY 2014 from $302.1 million in FY 2013 and (loss) income before income taxes decreased $58.9 million from $49.4 million (16.4% of revenues) in FY 2013 to ($9.5) million (-5.5% of revenues) in FY 2014.

Equity in (losses) earnings from the affiliates in Latin America was also impacted during FY 2014. Equity in (losses) earnings of affiliates decreased by $19.7 million to ($3.0) million in FY 2014 from $16.7 million in FY 2013. Chile is the locale with the largest operations for our affiliates. The employment laws in Chile are extremely favorable to the workforce by requiring significant separation expenses to be incurred by the employer for any large layoff. As our affiliates reacted to slowdowns or shutdowns, they incurred large labor costs as some of the associated workforce was laid off.

Included in (loss) income before income taxes for FY 2014 are increases to accrued liabilities related to the FCPA investigation of $6.7 million (3.9% of revenues). Mineral Services as well as our affiliates have attempted to control costs by consolidating operations where possible and managing expenses, however the decreased earnings caused by the continued market declines exceeded these cost reductions, resulting in a loss before income taxes.

During FY 2014 revenues decreased by 42.8% compared to FY 2013. Equity in earnings from Layne’s affiliates decreased by 117.8% during FY 2014 compared to FY 2013. Mineral Services continued to be impacted by the global slowdown in the demand for mineral drilling services, both in the markets served by Layne’s wholly-owned operations and Layne’s Latin American affiliates. Global spending for minerals drilling services decreased significantly in FY 2014 in every geographic region. This global slowdown can be attributed in part to several factors. The first factor involves regulatory actions taken by government authorities to impose additional taxes on mining companies. These taxes have had a severe impact on mining in the regions where they have been imposed, as companies react to the increased taxation by reducing or stopping production. The second factor contributing to the decline in Mineral Services financial results are labor issues in areas other than the U.S. which have imposed economic stresses on the mining companies. As labor groups request additional pay concessions, the mining companies have reacted by reducing or halting production. Another economic factor involves some of Layne’s customers who are in multiple businesses. Their capital needs may cause them to adjust their activities within their mining divisions. This impacts Layne as its customers react to their own strategic process. Layne believes the mineral drilling services industry to be a cyclical business. Commodity prices decreased significantly during calendar years 2012, 2013 and continued to decline in calendar 2014. The supply of copper has exceeded the demand, driving its price down. Future copper prices are expected to continue to be volatile and are likely to be influenced by demand from China and economic activity in the U.S. Gold prices decreased to a level that is below the full cost of production for many mines. The decreasing prices for both gold and copper led to a material decrease in the rate of mineral exploration and development within the industry. This reduced the revenues generated by Mineral Services and adversely affected our results of operations and cash flows.

Energy Services

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$6,336	$5,885	$451	7.7%
Loss before impairments and income taxes	(3,212)	(3,446)	234	6.8%
Less: Impairment charges	—	(3,998)	3,998	100.0%
Loss before income taxes	$(3,212)	$(7,444)	$4,232	-56.9%

Energy Services revenue increased $0.4 million to $6.3 million in FY 2014 from $5.9 million in FY 2013. The division continues to market its capabilities as an end-to-end provider of water solutions within the energy industry.  In comparison, management believes that many of Energy Services’ competitors only have the ability to perform a portion of the services that Energy Services is able to deliver. The segment’s entry into the marketplace has taken longer than expected in part due to the time needed to market its portfolio of services within the industry. The entry into this marketplace continues to develop and management is committed to growing this segment.

The loss before impairments and income taxes remained relatively flat from FY 2013 to FY 2014. During FY 2013 Layne recorded an impairment charge related to non-producing assets totaling $4.0 million.

Other

	Fiscal Years Ended January 31,
(in thousands)	2014	2013	$ Change	% Change
Revenues	$19,936	$11,509	$8,427	73.2%
Income before income taxes	193	126	67	53.2%

Other revenues and income before income taxes are primarily from small specialty and purchasing operation. The majority of the revenues are eliminated between segments, but the operation can produce positive earnings from purchasing discounts and third party sales. The increase in revenues of $8.4 million to $19.9 million in FY 2014 from $11.5 million in FY 2013 is due to the segments within Layne taking advantage of the purchasing expertise within this operation. This operation is able to centralize some of Layne’s purchasing in order to take advantage of purchase discounts offered from various vendors.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual segments, primarily included in selling, general and administrative expenses, were $43.0 million for FY 2014 compared to $36.0 million for FY 2013. The $7.0 million increase in corporate expenses was primarily due to the $5.9 million increase in expenses related to the relocation of the corporate headquarters.

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

Cash flow is affected by a number of factors, some of which are beyond Layne’s control. These factors include prices and demand for Layne’s services, operational risks, volatility in commodity prices, industry and economic conditions, conditions in the financial markets and other factors. Layne’s financial performance has been challenged and tempered by a variety of the risks inherent to the industries and geographies it serves. Among them is the cyclical nature of minerals mining which can be affected significantly and quickly by factors beyond Layne’s control. During FY 2015, the global slowdown in minerals drilling services continued. Factors such as mining company exploration budgets, commodity prices, changes in taxation policy, increasing labor costs and global credit markets have affected Mineral Services financial performance. Management expects this trend to continue during FY 2016.

Heavy Civil has experienced significant losses on certain long-term construction contracts during FY 2013, FY 2014 and FY 2015.  Due to schedule delays and cost overruns on these contracts, Layne’s financial results have been adversely impacted.  Management continues to face operational challenges as the contracts approach final completion.  As of January 31, 2015, Layne has provided for estimated future losses on these contracts.  Although Layne strives to improve its ability to estimate contract costs and profitability associated with these projects, it is reasonably possible that current estimates could change and adjustments to overall contract costs may continue and be significant in future periods.  Any material changes would put significant additional strain on liquidity and could have a material adverse impact on Layne’s financial position, results of operations and cash flows.

In Geoconstruction, weak demand for infrastructure projects in the U.S. during FY 2015 impacted its results.  New projects were awarded to Geoconstruction during the third quarter of FY 2014, continuing into FY 2015.  However, certain of these projects experienced delays in the initial stages.  These delays were not controllable by Layne, but rather by the owner of the jobs.  These jobs resumed in the second quarter of FY 2015.  Delays can have a significant adverse effect on Geoconstruction’s financial results as the operating segment was often mobilized to the sites, but was unable to continue work.  In August 2014, Layne announced that Geoconstruction had been awarded a $132.5 million contract with the U.S. Army Corps of Engineers for the East Branch Dam located in Pennsylvania.  The project commenced in the fourth quarter of FY 2015 and is expected to be completed by the end of FY 2019.

Due to its recent operating results, Layne is tightly managing cash and its liquidity position. Layne continues to discuss additional initiatives that could be implemented to enhance its liquidity position. As discussed in Note 17 to the consolidated financial statements, the Board of Directors approved management’s restructuring Plan to implement a series of short-term and long-term cost reduction actions in order to improve Layne’s liquidity and results of operations. These actions are expected to generate annual savings of approximately $20.0 million with a total expected cost to implement of $2.7 million.  The Plan has been substantially implemented as of January 31, 2015.  Management believes the restructuring Plan will assist Layne to have sufficient funds and adequate financial resources available to meet its anticipated liquidity needs. Layne may incur other material charges not currently anticipated due to events that could be beyond Layne’s control that occur as a result of, or materially associated with, the restructuring Plan and related activities and as such, actual results could differ materially from current estimates.

Layne is continuing a global strategic review of its operations to evaluate under-performing divisions, service lines or non-core assets and expects this review to continue into FY 2016. As part of this reassessment, Layne examined the strategy of expanding the Geoconstruction operating segment into Brazil and other South American markets through its subsidiary operation, Costa Fortuna. Due to the sluggish economy in Brazil, weak infrastructure project demand and a need for additional capital to fund the business, management recommended and the Board of Directors approved the disposition of Costa Fortuna as a necessary shift away from the geoconstruction business in South America.  On July 31, 2014, Layne disposed of its Costa Fortuna business to Aldo Corda, the former owner and the current manager of Costa Fortuna for Layne. Layne sold all of the issued and outstanding shares of Costa Fortuna’s parent company, Holub, S.A., a Uruguay Sociedad Anonima, and its subsidiaries in exchange for $4.4 million of consideration.

In conjunction with the transaction, Layne acquired certain equipment with an estimated value of $2.1 million by reducing the intercompany receivable owed by Costa Fortuna. The remaining intercompany receivable due from Costa Fortuna was assigned as part of the transaction in exchange for $1.3 million.

The purchase price for the shares and remaining intercompany receivable is payable in future years, beginning with the calendar year ended December 31, 2015, based on 33.33% of Costa Fortuna’s income before taxes for such year. The unpaid portion of the purchase price will accrue interest at the rate of 2.5% per annum. The unpaid balance of the purchase price, plus accrued interest, is due and payable to Layne on July 31, 2024. While this transaction did not generate immediate cash at the time of the transaction, Layne expects to realize cash benefits from not funding the operations of Costa Fortuna in the future.

In the third quarter of FY 2015, Layne examined its operations in Italy, Tecniwell, a business within the Geoconstruction segment. This business manufactured equipment for the ground stabilization industry. Management considered the expected operating income, as well as the expected imminent and future financing needs of the business, and determined the expected return on the investment in business was insufficient to warrant continued involvement.

On October 31, 2014, Layne disposed of Tecniwell to Alberto Battini (50%) and Paolo Trubini (50%), an employee of Tecniwell at the time of disposal. The transaction was a sale by Layne of all quotas representing 100% of the corporate capital of Tecniwell in exchange for $0.9 million cash.  Layne received $0.5 million on October 31, 2014. The remaining $0.4 million was received on January 22, 2015. Layne expects to realize cash benefits from not funding the operations of Tecniwell in the future.

During the third quarter of FY 2015, Layne also sold certain real estate and other non-core assets. These items, totaling $1.9 million in the third quarter, are reflected in the gain on the sale of assets in the consolidated financial statements. These items were considered during management’s strategic evaluation of non-core assets. Layne expects to evaluate additional assets during the coming months as part of this strategic evaluation.

Working Capital

Layne’s working capital as of January 31, 2015 and 2014 was $104.8 million and $121.3 million, respectively. The decrease in working capital as of January 31, 2015 as compared to January 31, 2014 of $16.5 million is due to a variety of factors.  Increases of $22.6 million in customer receivables and $1.4 million in net contract receivables were due to increases in revenue volume in the fourth quarter and a heightened emphasis on billings.  An increase in accounts payable of $21.6 million was partially due to an increase in volume of revenue and partially due to extending vendor payment terms.  Other significant items affecting working capital were the liquidation of $10.6 million of cash surrender value of life insurance policies, an increase in accrued costs related to the departure of the former Chief Executive Officer as well as other individuals and costs related to our restructuring efforts, and a decrease of $10.4 million in the accrual related to potential FCPA liability reflecting the settlement with the SEC, $5.2 million of which represented a cash payment.  The net effect of the working capital changes was a net decrease in cash of $9.2 million.

Available Cash and Cash Equivalents

Layne’s cash and cash equivalents as of January 31, 2015, were $21.7 million, compared to $30.9 million as of January 31, 2014. Of Layne’s cash and cash equivalents, amounts held by foreign subsidiaries as of January 31, 2015 were $11.7 million, compared to $25.0 million as of January 31, 2014. Repatriation of cash balances from some of Layne’s foreign subsidiaries could result in withholding taxes in the local jurisdictions. Of the amounts held by foreign subsidiaries at January 31, 2015, $1.1 million could be subject to repatriation restrictions if the amounts were needed for domestic operations. The amounts subject to repatriation, if needed for domestic operations, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits. However, Layne’s intention is to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted Layne’s overall liquidity. Certain countries in Africa have begun to require companies to transact in local currency rather than the U.S. dollar. These new requirements did not significantly impact Layne’s liquidity. Layne continues to monitor developments in the foreign countries in which it operates for changes in currency regulation.

Layne’s asset-based facility (see discussion below) limits the amount of cash that it may hold in foreign jurisdictions to not more than $30.0 million.  Layne does not expect the applicable foreign cash balances to exceed $30.0 million and, in the unlikely event foreign cash balances were to reach $30.0 million, management would take action to repatriate amounts sufficient to comply with this covenant.

Financing Agreements

The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year, which began on May 15, 2014.  The 4.25% Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.  The 4.25% Convertible Notes will be convertible, at the option of the holders, into consideration consisting of, at Layne’s election, cash, shares of Layne’s common stock or a combination of cash and shares of Layne’s common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018 (except that we must settle conversion in shares of our common stock before we obtain any necessary stockholder approval required by NASDAQ’s listing standards.

On and after November 15, 2016, and prior to the maturity date, Layne may redeem all, but not less than all, of the 4.25% Convertible Notes for cash if the sale price of Layne’s common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date Layne delivers notice of the redemption.  The redemption price will equal 100% of the principal amount of the 4.25% of the Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 4.25% Convertible Notes will have the right, at their option, to require Layne to repurchase their 4.25% Convertible Notes in cash at a price equal to 100% of the principal amount of the 4.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

On March 2, 2015, Layne completed an offering of approximately $100.0 million aggregate principal amount of 8.0% Convertible Notes.  The 8.0% Convertible Notes were offered to certain investors that held approximately $55.5 million of Layne’s 4.25% Convertible Notes pursuant to terms in which the investors agreed to (i) exchange the 4.25% Convertible Notes owned by them for approximately $49.9 million of 8.0% Convertible Notes and (ii) purchase approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes at a cash price equal to the principal amount thereof.  The amount of accrued interest on the 4.25% Convertible Notes delivered by the investors in exchange was credited to the cash purchase price payable by the investors in the purchase.

The sale of the 8.0% Convertible Notes generated net cash proceeds of approximately $45.0 million after deducting discounts and commissions, estimated offering expenses and accrued interest on the 4.25% Convertible Notes being exchanged.  Layne used a portion of the net cash proceeds to repay the then outstanding balance on the asset-based facility of $18.2 million. The remainder of the proceeds will be used for future working capital needs.  As of March 31, 2015, Layne’s cash and cash equivalents were $65.5 million, with no borrowings outstanding on the asset-based facility.

Layne’s asset-based facility provides revolving credit borrowings of up to $135.0 million of which up to an aggregate principal amount of $75.0 million will be available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings. Availability under the asset-based facility will be the lesser of (i) $135.0 million and (ii) the borrowing base (as defined in the asset-based facility agreement). As of January 31, 2015, the borrowing base was approximately $108.3 million and $21.9 million was borrowed under the asset-based facility and outstanding letters of credit totaled $31.3 million, leaving Excess Availability of $55.1 million.

The asset-based facility is guaranteed by Layne’s direct and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions described in the asset-based facility. The obligations under the asset-based facility are secured by a lien on substantially all of the assets of Layne and the guarantor subsidiaries, subject to certain exceptions described in the asset-based facility include a pledge of up to 65% of the equity interest of Layne’s first tier foreign subsidiaries.

Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period (or until March 31, 2015, the cumulative period from May 1, 2014), a minimum cash flow of not less than negative $25.0 million, until:

•	for a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $25.0 million, and
•	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

•	capital expenditures,
•	cash interest expense,

•	any regularly scheduled amortized principal payments on indebtedness,
•	cash taxes paid, and
•	any amount in excess of $10.0 million paid with respect to the FCPA investigation.

A comparison of the required covenants under the asset-based facility to the current compliance is as follows:

(in millions)	Cumulative from May 1, 2014 thru April 30, 2015	Any trailing twelve month period ending on or after April 30,2015	Cumulative from May 1, 2014
Minimum Cash Flow cannot be less than	$(25.0)	$(25.0)	$(45.0)
Actual as of January 31, 2015	(19.4)	n/a	(19.4)

If Excess Availability, generally defined as the amount by which the Total Availability (the lesser of Layne’s borrowing based and the Maximum Credit) exceeds outstanding loans and letters of credit under the asset-based facility, is less than the greater of 17.5% of Total Availability or $25.0 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $25.0 million for a period of 30 consecutive days.  During a Covenant Compliance Period, Layne must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period.  If Layne had been in a Covenant Compliance Period during FY 2015 it would not have been in compliance with the minimum fixed charge coverage ratio.

The asset-based facility was amended on March 2, 2015 to permit the issuance of the 8.0% Convertible Notes, the exchange of approximately $55.5 million of the 4.25% Convertible Notes for approximately $49.9 million of the 8.0% Convertible Notes and the grant of the second liens securing the 8.0% Convertible Notes. In addition, the amendment will, among other things:

•

reduced the maximum amount that may be borrowed under the asset-based facility from $135.0 million to $120.0 million until Layne has delivered to the agent under the asset-based facility financial statements and a compliance certificate for any fiscal quarter commencing after the date of the amendment demonstrating, for such fiscal quarter and for the immediately preceding fiscal quarter, a Consolidated Fixed Charge Coverage Ratio (as defined in the asset-based credit agreement) of at least 1.00 to 1.00 for four consecutive quarters ending with such fiscal quarters;

•

increase the quarterly commitment fee on unused commitments from 0.375% to 0.5% if the daily average Total Revolving Exposure (as defined in the asset-based facility) during the quarter exceeds 50% of the Total Revolving Commitments (as defined in the asset-based facility);

•	eliminated any of Layne’s owned real estate from the borrowing base, which real estate accounted for approximately $4.2 million of Layne’s borrowing base at the time of the amendment;
•	Requires Layne to deliver each month a forecast of cash flows for the following 13-weeks;
•

if at the end of any business day, Layne or any of the co-borrowers under the asset-based facility have cash or cash equivalents (less any outstanding checks and electronic funds transfers) in excess of $15.0 million (excluding any amounts in bank accounts used solely for payroll, employee benefits or withholding taxes), requires Layne to use such excess amounts to prepay any revolving loans then outstanding by the end of the following business day; and

•

Will accelerate the maturity date to May 15, 2018 if each of the following has not yet occurred on or before such date: (i) either (a) all of the 8.0% Convertible Notes (or Permitted Refinancing Indebtedness (as defined in the asset-based facility) in respect thereof) are converted or (b) the maturity date of the 8.0% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) is extended to a date which is after October 15, 2019, and (ii) either (a) all of the 4.25% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) are converted, (b) the maturity date for the 4.25% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) is extended to a date which is after October 15, 2019, or (c) the 4.25% Convertible Notes are effectively discharged. The 4.25% Convertible Notes will be effectively discharged after, among other things, Layne has irrevocably deposited with the trustee of the 4.25% Convertible Notes cash in an amount sufficient to pay any remaining interest and principal payments due on any then remaining unconverted 4.25% Convertible Notes, with irrevocable instructions to the trustee to make such payments to the holders of the 4.25% Convertible Notes as they become due.

The asset-based facility, as amended in March 2015, will permit Layne to make certain voluntary prepayments, payments, repurchases or redemptions, retirements, defeasances or acquisitions for value of the 8.0% Convertible Notes if the following payment conditions are satisfied:

•	there is no default before or after such action;
•	the Supplemental Reserve (as defined in the asset-based credit agreement) is zero;
•

thirty-day Excess Availability and Excess Availability (each as defined in the asset-based credit agreement) on a pro forma basis is equal to or exceeds the greater of (A) 22.5% of the Total Availability and (B) $30.0 million; and

•	Layne has on a pro forma basis a Consolidated Fixed Charge Coverage Ratio of not less than 1.10:1.00.

The asset-based facility also contains a subjective acceleration clause that can be triggered if the lenders determine that Layne has experienced a material adverse change.  If triggered by the lenders, this clause would create an Event of Default which in turn would permit the lenders to accelerate repayment of outstanding obligations.

In general, during a Covenant Compliance Period of if an Event of Default has occurred and is continuing, all of Layne’s funds received on a daily basis will be applied to reduce amounts owing under the asset-based facility.  Based on current projections, Layne does not anticipate being in a Covenant Compliance Period during the next twelve months.

If an Event of Default (as defined in the asset-based facility agreement) occurs and is continuing, the interest rate under the asset-based facility will increase by 2% per annum and the lenders may accelerate all amounts owing under the asset-based facility.

As is customary in the construction business, Layne is required to provide surety bonds to secure its performance under certain construction contracts.  Layne’s continued ability to obtain surety bonds will primarily depend upon Layne’s capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market.  Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time.

Layne’s reimbursement obligation to its surety providers is secured by a security interest in certain assets, including certain accounts receivable, inventory, equipment, documents, contract rights and other instruments as well as the explicit right to utilize certain of Layne’s specialized construction equipment if any claims are made under certain surety bonds.  In addition, our surety providers may in the future require us to provide additional collateral or other security sufficient to discharge any claim made or anticipated claim under a surety bond.

With respect to Layne’s joint ventures, the ability to obtain a bond may also depend on the credit and performance risks of its joint venture partners.

In addition, events that generally affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, available only at a significantly greater cost or not being available at all.  If Layne is unable to obtain performance bonds on future projects, our results of operations would be materially and adversely affected.  The amount of Layne’s surety bonds as of January 31, 2015 was $359.5 million, as measured by the amount of contract revenue remaining to be recognized.

Layne’s ability to maintain sufficient liquidity for the next twelve months to fund its operations is contingent on improving the current trend in operating results, realizing cost savings from executing the restructuring Plan, managing capital expenditures, reviewing its working capital practices, focusing on reducing costs, strategic bid acceptance and contract management in Heavy Civil.  There are risks associated with these plans.  Any substantial increase in projected cash outflow or operating losses could have a material adverse impact on our ability to secure surety bonds that are necessary for a substantial portion of work in several of our divisions, access to the asset-based facility and the ability to amend, extend or refinance its credit agreements.  If operating losses continue or further decline, Layne will be required to borrow additional amounts under the asset-based facility, make further reductions in capital expenditures and make additional reductions in the operating cost structure.  Other actions to improve liquidity could include seeking to raise additional capital, selling under-performing assets or divesting certain businesses.  Some of the action that Layne elects to take may require lender approval under the asset-based facility.

Management believes that it has the ability to implement and execute measures so that we will have sufficient and adequate funds to meet its anticipated liquidity needs for the next twelve months.  Further, Layne is in compliance with its covenants as of January 31, 2015, and expects to remain in compliance with those covenants during the next twelve months.

Operating Activities

Cash (used in) provided by operating activities was ($23.1) million, ($1.1) million and $24.8 million for FY 2015, FY 2014 and FY 2013, respectively. Layne’s cash used in operating activities in FY 2015 was primarily due to an increase in working capital components of $12.8 million, and operating losses.

Investing Activities

Capital expenditures of $16.2 million and $34.4 million for FY 2015 and FY 2014, respectively, were to maintain and upgrade Layne’s equipment and facilities. This spending compares to spending in FY 2013 of $75.8 million to maintain and upgrade its equipment and facilities and $1.7 million spent on unconventional natural gas exploration and production prior to its sale in the third quarter of FY 2013. Since the first quarter, Layne had reduced its capital expenditures to minimal levels, increased its collection activities and extended its payment terms with vendors to manage its liquidity.  Layne received $5.9 million and $8.7 million in FY 2015 and FY 2014, respectively, for proceeds from disposals of property and equipment, compared to proceeds of $6.2 million for FY 2013.

During FY 2015, Layne sold its Tecniwell business, receiving proceeds of $0.9 million, along with cash divested of $3.9 million.

Corporate owned life insurance policies on certain management level employees were determined no longer necessary and were redeemed. The redemption resulted in net proceeds of $10.6 million for FY 2015 and $3.6 million for FY 2014. An additional $0.5 million in insurance proceeds were received from death benefits during FY 2015.

During FY 2014, Layne sold the SolmeteX operations for $10.6 million and received the final proceeds from the sale of the Energy segment of $1.5 million.

During FY 2013, Layne invested $17.5 million net of cash acquired, for the acquisition of the remaining 50% of Costa Fortuna, as well as invested $0.8 million to acquire 100% of the stock of Fursol Informatica S.r.l. (Fursol). Layne paid an additional $0.2 million for Fursol on October 4, 2013 pursuant to the terms of the purchase agreement. Layne sold the Energy segment in October 2013 and received $13.5 million in proceeds in FY 2013.
Financing Activities

As discussed in Note 7 to the condensed consolidated financial statements, Layne entered into an asset-based facility for up to $135.0 million in April 2014. Layne capitalized and is amortizing the associated cash expenditure for the asset-based facility of $4.3 million.

During the fourth quarter of FY 2014, Layne entered into a Purchase Agreement for the sale of 4.25% Convertible Notes in a total amount of $125.0 million. See Note 7 to the consolidated financial statements for an additional discussion of the 4.25% Convertible Notes. Layne also capitalized and is amortizing the associated expenses of the Purchase Agreement and the discount and commission paid to the Initial Purchaser of $5.0 million.

During FY 2015, FY 2014 and FY 2013, Layne had net (repayments) or borrowings of $19.1 million, ($91.6) million and $42.5 million under its long-term revolving agreement. Net borrowings under all sources of long-term debt were primarily used to fund capital expenditures, acquisitions, and working capital needs. During FY 2015, Layne decreased the amount of capital expenditures and has also not engaged in any acquisitions, thus lowering net borrowings. Additionally, proceeds from the Convertible Notes issuance of $105.4 million and $10.6 million from the sale of SolmeteX were used to pay down balances outstanding under the Credit Agreement during FY 2014.

During FY 2015, FY 2014 and FY 2013, Layne distributed $1.6 million, $1.7 million and $4.2 million, respectively, to its non-controlling interest partners as either distribution of joint project income or, in the case of a Mineral Services subsidiary in Brazil, to buy out the non-controlling interest.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments as of January 31, 2015, are summarized as follows:

	Payments/Expiration by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations and other commercial commitments:
4.25% Convertible Notes	$146,250	$5,313	$10,625	$130,312	$—
Asset-based credit facility	21,964	—	—	21,964	—
Operating leases	28,918	6,547	11,160	11,211	—
Capitalized leases (including interest)	270	148	114	8	—
Supplemental retirement benefits	6,212	339	678	678	4,517
Income tax uncertainties	7,870	7,870	—	—	—
Total contractual obligations	211,484	20,217	22,577	164,173	$4,517
Standby letters of credit	31,266	31,266	-	-	-
Total contractual obligations and commercial commitments	$242,750	$51,483	$22,577	$164,173	$4,517

Layne expects to meet its cash contractual obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process. The 4.25% Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year. The 4.25% Convertible Notes will mature on November 15, 2018 unless earlier repurchased, redeemed or converted (under the terms of the Purchase Agreement).

Capitalized leases are obligations for certain vehicles and equipment. The interest rates on these obligations are fixed, but range from 1.1% to 3.1% annually, depending on the lease.

Layne has income tax uncertainties in the amount of $13.3 million at January 31, 2015, that are classified as non-current on the balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolution of these items is uncertain, and accordingly the amounts have not been included in the table above.

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

Based on experience and its current processes Layne produces materially reliable estimates of total contract revenue and cost during any accounting period. However, many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions to costs and revenues become known. Provisions for estimated losses on uncompleted construction contracts are made in the period in which they become known. Large changes in cost estimates on larger, more complex construction projects can have a material impact on the consolidated financial statements and are reflected in the results of operations when they become known, smaller contracts or smaller changes in estimates usually do not have a material impact on the consolidated financial statements.

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

During FY 2014, Layne’s income from continuing operations increased due to the estimated recovery projected for a contract in Geoconstruction due to negotiated change orders agreed to by a customer in the amount of $8.4 million. There were no other material change orders during FY 2015, FY 2014 or FY 2013. There were no material contract penalties, claims, settlements or changes in contract estimates during FY 2015, FY 2014, or FY 2013. No amounts were netted in revenue during FY 2015, FY 2014, or FY 2013.

Layne has provided for all estimated costs to complete on all of the ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variances from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when such losses become known. During FY 2015, FY 2014 and FY 2013, approximately $25.2 million, $17.8 million and $28.6 million in contract losses were recorded, respectively.   The current provision for loss contracts is $3.3 million and $1.5 million as of FY 2015 and FY 2014, respectively.  As of January 31, 2015, there were no individual material loss contracts. Further, as of January 31, 2015, there were no contracts, individually, that could be reasonably estimated to be in a material loss position in the future.

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

As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Layne’s contracts which utilize the completed contract method of revenue recognition have contract terms of twelve months or less. Layne considers contracts such as these completed upon acceptance by the customer.

Contracts for mineral drilling services within Mineral Services are billable based on the quantity of drilling performed. Revenues are recognized in terms of the value of total work performed to date on the basis of actual footage or meterage drilled.

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

The percentage of Layne’s revenues recognized by percentage of completion, mineral drilling services, completed contract and direct sales to total revenues for each of the fiscal years as presented in the Consolidated Statements of Operations are:

	January 31,	January 31,	January 31,
Approximate Percentage of Total Revenue	2015	2014	2013
Percentage of Completion	79%	77%	72%
Mineral Drilling Services	9%	12%	17%
Completed Contract	12%	11%	10%
Direct Sales	—	—	1%
Total Revenue	100%	100%	100%

Impairment of Goodwill, Other Long-lived Assets and Equity Method Investments – Layne reviews the carrying value of goodwill, other long-lived assets and equity method investments whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill.

The evaluation for goodwill impairment is conducted at the reporting unit level. Layne’s reporting units are the same as its operating segments. Layne has the option of performing a qualitative or quantitative assessment to determine if an impairment has occurred.  If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would be required to perform a quantitative impairment test for goodwill.  As of December 31, 2014, our annual impairment date, we performed a qualitative assessment for our annual goodwill impairment test of Layne’s Inliner segment which is the only reporting unit that has a remaining goodwill balance of $8.9 million. This assessment indicated Layne had not experienced triggering events or other indicators which would require further analysis.

As of December 31, 2013 and 2012, a quantitative assessment for the determination of impairment was made by comparing the carrying amount of each reporting unit with its fair value.  The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference.  Inliner is the only reporting unit with remaining goodwill and as of January 31, 2014, the fair value of this reporting unit significantly exceeded the carrying value of $8.9 million.

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

On a quarterly basis Layne considers whether events or changes in circumstances indicate that assets, including goodwill, might be impaired. In conjunction with this analysis, it evaluates whether the current market capitalization is less than equity and specifically consider (1) changes in macroeconomic conditions, (2) changes in general economic conditions in the industry including any declines in market-dependent multiples, (3) cost factors such as increases in materials, labor, or other costs that have a negative effect on earnings and cash flows analyses, and (4) the impact of current market conditions on its forecast of future cash flows including consideration of specific projects in backlog, pending awards, or large prospect opportunities. Layne also evaluates the most recent assessment of the fair value for each of the reporting units, considering whether the current forecast of future cash flows is in line with those used in the annual impairment assessment and whether there are any significant changes in trends or any other material assumptions used. As a result of this process, Layne determined the carrying value of Geoconstruction’s goodwill exceeded its fair value and recorded an impairment charge of $14.6 million during the second quarter of FY 2014. See Note 5 to the consolidated financial statements for a discussion of impairment charges recorded.

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

An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value, which is generally calculated using a combination of market, comparable transaction and discounted cash flow approaches. Based on the declines in operating performance during FY 2015 in Heavy Civil, Mineral Services and Energy Services, Layne reviewed the recoverability of the asset values of its equipment in those segments. Equipment at Heavy Civil and Mineral Services was determined to be recoverable based on undiscounted cash flows.  Using an undiscounted cash flow model indicated that the carrying value of property and equipment in Energy Services may not be fully recoverable.  Further analysis based on the fair value of the property and equipment determined that no impairment charges were necessary for FY 2015.   The fair value of the property and equipment was based on the orderly liquidation value of the property and equipment, which we consider a Level 2 fair value measurement.  Property and equipment in Energy Services with a carrying value of $18.5 million was considered to have a fair value of $19.1 million as of January 31, 2015.  During FY 2014 and FY 2013 no impairments were indicated by this analysis.

A loss in value of an equity method investment is recognized when the decline is deemed to be other than temporary. Unforeseen events and changes in market conditions could have a material effect on the value of equity method investments due to changes in estimated sales growth rates and estimates of expected changes in operating margins, and could result in an impairment charge. No impairment charges were indicated by this analysis, nor have there been impairment charges in any of FY 2015, FY 2014 or FY 2013. The investment in affiliates balance as of January 31, 2015 was $63.7 million.

Income Taxes – Income taxes are provided using the asset and liability method, in which deferred taxes are recognized on the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities. In assessing the need for a valuation allowance, Layne considers both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Critical estimates and assumptions related to deferred taxes include items such as uncertainty of future taxable income and ongoing prudent and feasible tax planning strategies, the high number of tax jurisdictions in which Layne operates and the related complexities and uncertain outcome of audits and reviews by foreign tax officials. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

For FY 2015 and FY 2014, Layne had a cumulative three year loss in the U.S. and certain foreign jurisdictions, and therefore gave little consideration to forecasted book income in future years as a source of positive evidence. Layne considered the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, taxable income available in prior carryback years, and the availability of tax-planning strategies when determining realization of recorded deferred tax assets.   No tax benefit was recorded on U. S. tax losses and certain foreign tax losses generated during the year because valuation allowances were provided on current year losses.  A tax benefit of $3.9 million was recorded during FY 2015 as a result of a carryback of a prior year tax loss upon which no tax benefit had been previously recorded because of the valuation allowance that was recorded during FY 2014.

Tax expense of $54.4 million was recorded during FY 2014 for valuation allowances on deferred tax assets established in prior years.

As of January 31, 2015, Layne maintains a $1.0 million foreign deferred tax asset relating to certain foreign subsidiaries. In order to realize the remaining deferred tax assets, Layne’s foreign subsidiaries will need to generate taxable income of approximately $3.4 million in their respective jurisdictions where the deferred tax assets are recorded. Layne will continue to monitor results of those foreign subsidiaries, and if those subsidiaries are unable to generate sufficient taxable income there may be additional valuation allowances recorded in future periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which Layne is exposed are interest rate risk on variable rate debt and foreign exchange rate risk that could give rise to translation and transaction gains and losses.

Interest Rate Risk

Layne centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the debt is included in Note 7 to the consolidated financial statements in this Form 10-K. As of January 31, 2015 an instantaneous change in interest rates of one percentage point would impact the annual interest expense by approximately $1.3 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Currently, Layne’s primary international operations are in Australia, Africa, Mexico, Canada and South America. The operations are described in Notes 1 and 3 to the consolidated financial statements. Layne’s affiliates also operate in Latin America (see Note 3 to the consolidated financial statements). The majority of the contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the international operations into U.S. dollars may affect year-to-year comparability of operating results. Layne estimates that a 10% change in foreign exchange rates would impact income (loss) before income taxes by approximately $0.7 million, $0.2 million and $0.1 million for FY 2015, FY 2014, FY 2013, respectively. This represents approximately 10% of the income before income taxes of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in Layne’s financing and operating strategies.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Layne Christensen Company

The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 13, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

April 13, 2015

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
(in thousands)	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$21,661	$30,909
Customer receivables, less allowance of $4,199 and $7,481, respectively	110,779	88,217
Costs and estimated earnings in excess of billings on uncompleted contracts	93,014	88,744
Inventories	30,144	31,481
Deferred income taxes	376	4,100
Income taxes receivable	12,416	9,068
Restricted deposits-current	4,145	2,881
Cash surrender value of life insurance policies	—	10,651
Other	10,170	14,166
Assets held for sale	1,823	—
Discontinued operations-current assets	—	36,640
Total current assets	284,528	316,857
Property and equipment:
Land	14,683	16,474
Buildings	38,717	37,600
Machinery and equipment	451,597	478,651
	504,997	532,725
Less - Accumulated depreciation	(351,813)	(341,332)
Net property and equipment	153,184	191,393
Other assets:
Investment in affiliates	63,675	67,293
Goodwill	8,915	8,915
Other intangible assets, net	3,845	5,150
Restricted deposits-long term	4,231	4,964
Deferred income taxes	704	546
Deferred financing fees	7,134	5,313
Long-term retainage	8,919	6,713
Other	10,378	722
Discontinued operations-other assets	—	38,752
Total other assets	107,801	138,368
Total assets	$545,513	$646,618

See Notes to Consolidated Financial Statements.

- Continued -

	January 31,	January 31,
(in thousands, except per share data)	2015	2014
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,556	$60,922
Current maturities of long term debt	142	128
Accrued compensation	13,642	15,169
Accrued insurance expense	10,191	10,710
Accrued FCPA liability	—	10,352
Other accrued expenses	29,764	24,544
Acquisition escrow obligation-current	—	2,858
Income taxes payable	8,112	7,736
Deferred income taxes	1,180	—
Billings in excess of costs and estimated earnings on uncompleted contracts	34,109	31,255
Discontinued operations-current liabilities	—	31,853
Total current liabilities	179,696	195,527
Noncurrent liabilities:
Convertible notes	110,055	106,782
Long-term debt	22,082	336
Accrued insurance expense	15,553	16,883
Deferred income taxes	4,945	10,945
Other	31,523	24,256
Discontinued operations - noncurrent liabilities	—	1,186
Total noncurrent liabilities	184,158	160,388
Stockholders' equity:
Common stock, par value $.01 per share, 60,000 and 30,000 shares authorized, 20,121 and 19,915 shares issued and outstanding, respectively	201	199
Capital in excess of par value	370,048	367,461
(Accumulated deficit) retained earnings	(171,807)	(61,656)
Accumulated other comprehensive loss	(17,227)	(16,540)
Total Layne Christensen Company stockholders' equity	181,215	289,464
Noncontrolling interest	444	1,239
Total equity	181,659	290,703
Total liabilities and stockholders' equity	$545,513	$646,618

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
(in thousands, except per share data)	2015	2014	2013
Revenues	$797,601	$798,345	$1,013,924
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(682,559)	(666,295)	(836,394)
Selling, general and administrative expenses	(122,240)	(134,314)	(152,108)
Depreciation and amortization	(49,283)	(56,302)	(57,571)
Impairment charges	—	(14,646)	(8,431)
Loss on remeasurement of equity method investment	—	—	(7,705)
Equity in earnings (losses) of affiliates	1,388	(2,974)	20,572
Restructuring costs	(2,698)	—	—
Interest expense	(13,707)	(7,132)	(3,301)
Other income, net	659	6,751	6,003
Loss from continuing operations before income taxes	(70,839)	(76,567)	(25,011)
Income tax benefit (expense)	3,945	(53,177)	10,029
Net loss from continuing operations	(66,894)	(129,744)	(14,982)
Net (loss) income from discontinued operations	(42,433)	1,693	(21,041)
Net loss	(109,327)	(128,051)	(36,023)
Net income attributable to noncontrolling interests	(824)	(588)	(628)
Net loss attributable to Layne Christensen Company	$(110,151)	$(128,639)	$(36,651)

(Loss) income per share information attributable to
Layne Christensen Company shareholders:
Basic loss per share - continuing operations	$(3.45)	$(6.65)	$(0.80)
Basic (loss) income per share - discontinued operations	(2.16)	0.09	(1.08)
Basic loss per share	$(5.61)	$(6.56)	$(1.88)

Diluted loss per share - continuing operations	$(3.45)	$(6.65)	$(0.80)
Diluted (loss) income per share - discontinued operations	(2.16)	0.09	(1.08)
Diluted loss per share	$(5.61)	$(6.56)	$(1.88)

Weighted average shares outstanding - basic and dilutive	19,630	19,598	19,485

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended January 31,
(in thousands)	2015	2014	2013
Net loss	$(109,327)	$(128,051)	$(36,023)
Other comprehensive loss:
Foreign currency translation adjustments (net of tax expense of $0, $0 and $479, respectively)	(687)	(10,048)	(269)
Other comprehensive loss	(687)	(10,048)	(269)
Comprehensive loss	(110,014)	(138,099)	(36,292)
Comprehensive income attributable to noncontrolling interests (all attributable to net income)	(824)	(588)	(628)
Comprehensive loss attributable to Layne Christensen Company	$(110,838)	$(138,687)	$(36,920)

See Notes to Consolidated Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Accumulated
			Capital In	Earnings	Other	Total Layne
	Common Stock		Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Deficit)	(Loss)	Equity	Interests	Total
Balance February 1, 2012	19,699,272	$197	$351,057	$103,634	$(6,223)	$448,665	$3,216	$451,881
Net (loss) income	—	—	—	(36,651)	—	(36,651)	628	(36,023)
Other comprehensive loss	—	—	—	—	(269)	(269)	—	(269)
Issuance of nonvested shares	110,958	1	(1)	—	—	—	—	—
Expiration of performance contingent nonvested shares	(46,491)	—	—	—	—	—	—	—
Issuance of stock upon exercise of options	54,637	—	1,004	—	—	1,004	—	1,004
Income tax benefit on exercise of options	—	—	(280)	—	—	(280)	—	(280)
Acquisition of noncontrolling interest	—	—	(2,656)	—	—	(2,656)	(87)	(2,743)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,423)	(1,423)
Share-based compensation	—	—	2,924	—	—	2,924	—	2,924
Balance, January 31, 2013	19,818,376	198	352,048	66,983	(6,492)	412,737	2,334	415,071
Net (loss) income	—	—	—	(128,639)	—	(128,639)	588	(128,051)
Other comprehensive loss	—	—	—	—	(10,048)	(10,048)	—	(10,048)
Issuance of nonvested shares	107,646	1	(1)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(2,833)	—	(56)	—	—	(56)	—	(56)
Expirations of performance contingent nonvested shares	(8,099)	—	—	—	—	—	—	—
Issuance of stock upon exercise of options	72,611	—	1,105	—	—	1,105	—	1,105
Forfeiture of nonvested shares	(72,725)	—	—	—	—	—	—	—
Embedded conversion option on convertible notes	—	—	11,128	—	—	11,128	—	11,128
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,683)	(1,683)
Share-based compensation	—	—	3,237	—	—	3,237	—	3,237
Balance January 31, 2014	19,914,976	199	367,461	(61,656)	(16,540)	289,464	1,239	290,703
Net (loss) income	—	—	—	(110,151)	—	(110,151)	824	(109,327)
Other comprehensive loss	—	—	—	—	(687)	(687)	—	(687)
Issuance of nonvested shares	652,258	6	(6)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(2,265)	—	(28)	—	—	(28)	—	(28)
Forfeiture of nonvested shares	(444,362)	(4)	4	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,619)	(1,619)
Share-based compensation	—	—	2,617	—	—	2,617	—	2,617
Balance January 31, 2015	20,120,607	$201	370,048	$(171,807)	$(17,227)	$181,215	$444	$181,659

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Years Ended January 31,
(in thousands)	2015	2014	2013
Cash flow from operating activities:
Net loss	$(109,327)	$(128,051)	$(36,023)
Adjustments to reconcile net loss to cash flow from operations:
Depreciation and amortization	51,841	61,091	65,883
Impairment charges	—	14,646	8,431
Bad debt	2,539	—	—
Loss (gain) on disposal of discontinued operations	39,131	(8,333)	32,589
Loss on remeasurement of equity method investment	—	—	7,705
Deferred income taxes	(1,018)	46,417	(37,898)
Share-based compensation	2,617	3,237	2,924
Amortization of discount and deferred financing fees	5,767	2,147	—
Equity in losses (earnings) of affiliates	(1,388)	2,974	(20,572)
Dividends received from affiliates	5,005	8,023	7,080
Restructuring activities	987	—	—
Gain from disposal of property and equipment	(1,689)	(6,110)	(3,364)
Changes in assets and liabilities, (exclusive of effects of acquisitions):
(Increase) decrease in customer receivables	(25,530)	46,889	26,658
(Increase) decrease in costs and estimated earnings in excess of billings on uncompleted contracts	(4,902)	7,561	4,342
Decrease (increase) in inventories	1,513	2,516	(12,394)
Decrease (increase) in other current assets	5,271	(14,319)	1,306
Increase (decrease) in accounts payable and accrued expenses	7,947	(53,044)	(13,947)
Increase (decrease) in billings in excess of costs and estimated earnings on uncompleted contracts	2,852	(996)	(4,798)
Other, net	(4,718)	14,221	(3,171)
Cash (used in) provided by operating activities	(23,102)	(1,131)	24,751
Cash flow from investing activities:
Additions to property and equipment	(16,211)	(34,409)	(75,831)
Additions to gas transportation facilities and equipment	—	—	(58)
Additions to oil and gas properties	—	—	(1,512)
Additions to mineral interests in oil and gas properties	—	—	(102)
Acquisition of businesses, net of cash acquired	—	—	(18,397)
Proceeds from disposal of property and equipment	5,897	8,733	6,158
Proceeds from sale of business, net of cash divested	(3,367)	12,064	13,500
Deposit of cash into restricted accounts	(32,842)	(4,964)	—
Release of cash from restricted accounts	31,344	—	3,144
Distribution of restricted cash for prior year acquisitions	—	—	(3,144)
Proceeds from redemption of preferred units	500	—	—
Proceeds from redemption of insurance contracts	11,094	3,565	—
Cash used in investing activities	(3,585)	(15,011)	(76,242)
Cash flow from financing activities:
Borrowing under revolving facilities	46,444	310,744	469,200
Repayments under revolving loan facilities	(27,312)	(402,354)	(426,700)
Net increase (decrease) in notes payable	2,454	(1,329)	1,110
Repayments of long term debt	—	—	(2,590)
Proceeds from long term 4.25% convertible notes	—	125,000	—
Payment of debt issuance costs	(4,332)	(5,022)	—
Principal payments under capital lease obligation	(661)	(1,296)	(93)
Acquisition of noncontrolling interest	—	—	(2,743)
Issuance of common stock upon exercise of stock options	—	1,105	1,004
Purchases and retirement of treasury stock	(28)	(56)	—
Distribution to noncontrolling interest	(1,619)	(1,683)	(1,423)
Cash provided by financing activities	14,946	25,109	37,765
Effects of exchange rate changes on cash	(1,611)	(1,196)	(948)
Net (decrease) increase in cash and cash equivalents	(13,352)	7,771	(14,674)
Cash and cash equivalents at beginning of year	35,013	27,242	41,916
Cash and cash equivalents at end of year	$21,661	$35,013	$27,242

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of Business – Layne Christensen Company and subsidiaries (together, “Layne” and “our”) is a global water management, construction and drilling company. Layne operates throughout North America as well as in parts of Africa, Australia and South America. Its customers include government agencies, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and agribusinesses. Layne has ownership interest in certain foreign affiliates operating in Latin America (see Note 3 to the consolidated financial statements).

Fiscal Year – Layne’s fiscal year end is January 31. References to fiscal years are to the twelve months then ended.

Investment in Affiliated Companies – Investments in affiliates (20% to 50% owned) in which Layne has the ability to exercise significant influence, but does not hold a controlling interest over operating and financial policies, are accounted for by the equity method. Layne evaluates its equity method investments for impairment at least annually or when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

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

Presentation – As discussed further in Note 15 to the consolidated financial statements, Layne sold two of its components during FY 2015.  Costa Fortuna (“Costa Fortuna”) was sold on July 31, 2014 and Tecniwell was sold on October 31, 2014.  Both were previously reported in the Geonstruction operating segment.  Layne reclassified both components as discontinued operations for FY 2015, FY 2014 and FY 2013.  Amounts presented on the Consolidated Balance Sheets have also been reclassified.

Business Segments – Layne reports its financial results under six reporting segments consisting of Water Resources, Inliner, Heavy Civil, Geoconstruction, Mineral Services and Energy Services.  Layne also reports certain other smaller operations as “Other” and corporate activities under the title ”Unallocated Corporate”.  Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, corporate and securities law, tax compliance, executive management and board of directors. Corporate assets are all assets not directly associated with a segment, and consist primarily of cash and deferred income taxes

Use of and Changes in Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as Layne’s operating environment changes. While Layne believes that the estimates and assumptions used in the preparation of the consolidated financial statements are appropriate, actual results could differ from those estimates.

Foreign Currency Transactions and Translation – In accordance with ASC Topic 830, “Foreign Currency Matters”, gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income (loss). Monetary assets and liabilities are remeasured at period end exchange rates and nonmonetary items are measured at historical exchange rates.

The cash flows and financing activities of Layne’s Mexican and most of its African operations are primarily denominated in the U.S. dollar. Accordingly, these operations use the U.S. dollar as their functional currency.

Net foreign currency transaction losses for FY 2015, FY 2014 and FY 2013 were immaterial for FY 2015 and $0.1 million and $1.2 million for FY 2014 and FY 2013, respectively, and are recorded in other income (expense), net in the accompanying Consolidated Statements of Operations.

Revenue Recognition – Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 “Construction-Type and Production-Type Contracts”, using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which the facts that caused the revision become known. Management focuses on evaluating the performance of contracts individually. In the ordinary course of business, but at least quarterly, Layne prepares updated estimates of cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Large changes in cost estimates on larger, more complex construction projects can have a material impact on the financial statements and are reflected in results of operations when they become known.  During FY 2015, FY 2014 and FY 2013, approximately $25.2 million, $17.8 million and $28.6 million in contract losses were recorded, respectively.

Layne records revenue on contracts relating to unapproved change orders and claims by including in revenue an amount less than or equal to the amount of the costs incurred by us to date for contract price adjustments that Layne seeks to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable. The amount of unapproved change orders and claim revenues are included in our Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings. See Note 4 to the consolidated financial statements.  When determining the likelihood of eventual recovery, Layne considers such factors as its experience on similar projects and our experience with the customer. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses become known. Layne determines contracts such as these are completed based on acceptance by the customer.

Contracts for mineral drilling services within Mineral Services are billable based on the quantity of drilling performed. Revenues are recognized in terms of the value of total work performed to date on the basis of actual footage or meterage drilled.

Revenues for direct sales of equipment and other ancillary products not provided in conjunction with the performance of construction contracts are recognized at the date of delivery to, and acceptance by, the customer.  Provisions for estimated warranty obligations are made in the period in which the sales occur.

Revenues for the sale of oil and gas by Layne’s discontinued Energy segment were recognized on the basis of volumes sold at the time of delivery to an end user or an interstate pipeline, net of amounts attributable to royalty or working interest holders.

Layne’s revenues are presented net of taxes imposed on revenue-producing transactions with its customers, such as, but not limited to, sales, use, value-added and some excise taxes.

Inventories – Layne values inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of supplies and raw materials. Supplies of $27.8 million and $29.3 million and raw materials of $2.3 million and $2.2 million were included in inventories in the Consolidated Balance Sheets as of January 31, 2015 and 2014, respectively.

Property and Equipment and Related Depreciation – Property and equipment (including major renewals and improvements) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method. Depreciation expense was $48.0 million, $54.8 million and $55.1 million in FY 2015, FY 2014 and FY 2013, respectively. The useful lives used for the items within each property classification are as follows:

Classification	Years
Buildings	15 - 35
Machinery and equipment	3 - 10

Property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability is evaluated by comparing the carrying value of the assets to the undiscounted associated cash flows.  When this comparison indicates that the carrying value of the asset is greater than the undiscounted cash flows, a loss is recognized for the difference between the carrying value and estimated fair value.  Fair value is determined based either on market quotes or appropriate valuation techniques.

Goodwill –In accordance with ASC Topic 350-20, “Intangibles-Goodwill and Other”, Layne is required to test for the impairment of goodwill on at least an annual basis. Layne conducts this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired.  Our reporting units are based on our organizational and reporting structure and are the same as our six reportable segments. Corporate and other assets and liabilities are allocated to the reporting units to the extent that they relate to the operations of those reporting units in determining their carrying amount. We have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, then we would be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, no further assessments are required. As of December 31, 2014, we performed a qualitative assessment for our annual goodwill impairment test. As of December 31, 2013 and 2012, a quantitative assessment for the determination of impairment was made by comparing the carrying amount of each reporting unit with its fair value, which is calculated using a combination of market-related valuation models and discounted cash flow.

See Note 5 to the consolidated financial statements for a discussion of the impairment charges recorded in FY 2014 and prior periods.

Intangible Assets – Other intangible assets with finite lives primarily consist of tradenames, patents, software and software licenses. Intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to thirty-five years.

Finite-lived intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 5 to the consolidated financial statements for a discussion of the impairments recorded in FY 2013.

Cash and Cash Equivalents – Layne considers investments with an original maturity of three months or less when purchased to be cash equivalents. Layne’s cash equivalents are subject to potential credit risk. Cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits – Restricted deposits consist of escrow funds associated primarily with acquisitions and those amounts associated with certain letters of credit for on-going projects.

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

Concentration of Credit Risk – Layne grants credit to its customers, which may include concentrations in state and local governments. Although this concentration could affect its overall exposure to credit risk, management believes that its portfolio of accounts receivable is sufficiently diversified, thus spreading the credit risk. To manage this risk, management performs periodic credit evaluations of Layne’s customers’ financial condition, including monitoring its customers’ payment history and current credit worthiness. Layne does not generally require collateral in support of its trade receivables, but may require payment in advance or security in the form of a letter of credit or bank guarantee. During FY 2015, FY 2014 and FY 2013, no individual customer accounted for more than 10% of Layne’s consolidated revenues.

Accrued Insurance Expense – Layne maintains insurance programs where it is responsible for the amount of each claim up to a self-insured limit. Estimates are recorded for health and welfare, workers’ compensation, property and casualty insurance costs that are associated with these programs. These costs are estimated based in part on actuarially determined projections of future payments under these programs and include amounts incurred but not reported. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, reserves recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

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

Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at January 31, 2015 and 2014, due to the relatively short maturity of those instruments. See Note 13 to the consolidated financial statements for fair value disclosures.

Litigation and Other Contingencies – Layne is involved in litigation incidental to its business, the disposition of which is not expected to have a material effect on the business, financial position, results of operations or cash flows. In addition, some of Layne’s contracts contain provisions that require payment of liquidated damages if Layne is responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions.  These contracts define the conditions under which our customers may make claims against Layne for liquidated damages.  In many cases in which Layne has historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  It is possible, however, that future results of operations for any particular quarter or annual period could be materially affected by changes in Layne’s assumptions related to these proceedings or other contingencies. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in Layne’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Supplemental Cash Flow Information –The amounts paid for income taxes, interest and non-cash investing and financing activities were as follows:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Income taxes	$3,882	$8,546	$20,234
Interest	6,737	3,591	3,972
Noncash investing and financing activities:
Receivable on sale of discontinued operations	2,638	—	—
Preferred units received in SolmeteX, LLC	—	466	—
Accrued capital additions	774	1,096	1,896
Capital lease obligations	—	1,440	—

Income Taxes – Income taxes are provided using the asset and liability method, in which deferred taxes are recognized on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, Layne records income tax expense during interim periods based on its best estimate of the full year’s effective tax rate. However, income tax expense relating to adjustments to Layne’s liabilities for uncertainty in income tax positions for prior reporting periods are accounted for discretely in the interim period in which it occurs. Income tax expense relating to adjustments for current year uncertain tax positions is accounted for as a component of the adjusted annualized effective tax rate.

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

Layne’s estimate of uncertainty in income taxes is based on the framework established in the accounting for income taxes guidance. Layne recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For tax positions that meet this recognition threshold, Layne applies judgment, taking into account applicable tax laws and experience in managing tax audits, to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on Layne’s tax return and the benefit reflected in the financial statements is recorded as a liability in the Consolidated Balance Sheets. This liability is updated at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities.

Income (Loss) Per Share – Income (loss) per share is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. For periods in which Layne recognizes losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which Layne recognizes net income, diluted earnings per share is computed in the same way as basic earnings per share except that the denominator is increased to include the number of additional shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock are included based on the treasury stock method for dilutive earnings (losses) per share except when their effect is antidilutive. The 4.25% Convertible Notes (defined in Note 7 to the consolidated financial statements) are included in the calculation of diluted earnings (loss) per share if their inclusion is dilutive under the if-converted method. Options to purchase 1,015,514, 1,105,812 and 1,285,303 shares have been excluded from weighted average shares in FY 2015, FY 2014 and FY 2013, respectively, as their effect was antidilutive. A total of 487,292, 292,423 and 275,666 non-vested shares have been excluded from weighted average shares in FY 2015, FY 2014 and FY 2013, respectively, as their effect was antidilutive.

Share-Based Compensation – Layne recognizes the cost of all share-based instruments in the financial statements using a fair-value measurement of the associated costs. The fair value of share-based compensation granted in the form of stock options is determined using a lattice valuation model. In addition, Layne granted certain market based awards during FY 2015 and FY 2014, which were valued using the Monte Carlo simulation model.  See Note 12 to the consolidated financial statements.

Unearned compensation expense associated with the issuance of non-vested shares is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

Research and Development Costs – Research and development costs charged to expense during FY 2015, FY 2014 and FY 2013 were $0.1 million, $0.2 million and $0.3 million, respectively, and are recorded in selling, general and administrative expenses.

New Accounting Pronouncements – See Note 19 to the consolidated financial statements for a discussion of new accounting pronouncements and their impact.

(2) Acquisitions

Fiscal Year 2013

On October 4, 2012, Layne acquired 100% of the stock of Fursol Informatica S.r.l., (“Fursol”) an Italian company. Fursol was active in the business of production, marketing, installation and maintenance of software and electronic devices. Layne viewed the acquisition as an opportunity to benefit from Fursol’s technology to improve the performance and efficiency of its Geoconstruction operations. The aggregate purchase price was $1.0 million, of which $0.8 million was paid at the acquisition date, with the remainder of $0.2 million paid on October 4, 2013. The purchase price was allocated to an identifiable intangible asset associated with computer software valued at $1.5 million (with a weighted-average life of three years) and to a noncurrent liability of $0.5 million.

The results of operations of Fursol have been included in the Consolidated Statements of Operations commencing on the closing date and are not significant.  Pro forma amounts related to Fursol for periods prior to the acquisition have not been presented since the acquisition would not have had a significant effect on the consolidated revenues or net loss.

On July 15, 2010, Layne acquired a 50% interest in Diberil Sociedad Anónima (“Costa Fortuna”), a Uruguayan company and parent company to Costa Fortuna (Brazil and Uruguay) and accounted for the investment in affiliate using the equity method.  On May 30, 2012, Layne acquired the remaining 50% interest in Costa Fortuna. Layne expected Costa Fortuna to expand its geoconstruction capabilities into the Brazil market as well as serve as a platform for further expansion into South America. The aggregate purchase price for the remaining 50% of Costa Fortuna of $16.2 million was comprised of cash ($2.4 million of which was placed in escrow to secure certain representations, warranties and indemnifications).  In accordance with accounting guidance in moving Costa Fortuna to a fully consolidated basis, Layne remeasured the previously held equity investment to fair value and recognized a loss of $7.7 million during the second quarter of FY 2013. The fair value of the 50% noncontrolling interest was estimated to be $15.8 million at the time of the adjustment. The fair value assessment was determined based on the value of the current year transaction, discounted to reflect that the initial interest was noncontrolling, and that there was no ready public market for the interest. The discounts for lack of control and marketability were 5% and 10%, respectively, determined based on control premiums seen on recent transactions in the construction contractor and engineering services market and an estimate of the value of a put option on restricted stock using the Black-Scholes valuation method.

Acquisition related costs of $0.2 million were recorded as an expense in the periods in which the costs were incurred. The purchase price allocation was based on an assessment of the fair value of the assets acquired and liabilities assumed using the internal operational assessments and other analyses which are Level 3 measurements. The preliminary purchase allocation recorded in the second quarter was adjusted as the valuation analysis progressed. As a result of the adjustment, goodwill was decreased $0.5 million from the initial amount. The adjustments made were retrospectively applied to the acquisition date, and did not have a significant effect on the consolidated financial statements.

Based on the allocation of the purchase price, the acquisition had the following effect on Layne’s consolidated financial position as of the closing date:

(in thousands)	Costa Fortuna
Working capital	$3,592
Property and equipment	33,500
Goodwill	4,025
Other intangible assets	1,000
Other assets	9,131
Other noncurrent liabilities	(16,981)
Total purchase price	$34,267

The $4.0 million of goodwill was assigned to Geoconstruction. The purchase price in excess of the value of Costa Fortuna’s net assets reflects the strategic value Layne placed on the business. At the time of acquisition, Layne believed it would benefit from synergies as these acquired operations were integrated with the existing operations. Layne had hoped the presence in Brazil would assist in obtaining contracts in that country as well as in South America. During the second quarter of FY 2014, based on the continued decline in revenues and forecasted results experienced due to a sluggish economy in Brazil during calendar year 2013, Layne reassessed its estimates of the fair value of the goodwill associated with Costa Fortuna. As a result of that reassessment, a $4.0 million impairment charge was recorded.

The Costa Fortuna purchase agreement provided for a purchase price adjustment based on the levels of working capital and debt at closing. The adjustment resulted in an additional purchase price of $2.3 million, which was paid during the third quarter of FY 2013.

The total purchase price above consisted of the $16.2 million cash purchase price, the $2.3 million purchase price adjustment, and the $15.8 million adjusted basis of Layne’s existing investment in Costa Fortuna.

On July 31, 2014, Layne sold Costa Fortuna as described in Note 15 to the consolidated financial statements. Layne determined it was a discontinued operation and has reported it as such in this Form 10-K.

(3) Investments in Affiliates

Layne’s investments in affiliates generally are engaged in mineral drilling services and the manufacture and supply of drilling equipment, parts and supplies.  Investment in affiliates may include other construction joint ventures from time to time.

On July 15, 2010, Layne acquired a 50% interest in Costa Fortuna. The interest was acquired for total cash consideration of $14.9 million, of which $10.1 million was paid to Costa Fortuna shareholders and $4.8 million was paid to Costa Fortuna to purchase newly issued Costa Fortuna stock. Concurrent with the investment, Costa Fortuna purchased Layne GeoBrazil, an equipment leasing company in Brazil wholly owned by Layne, for a cash payment of $4.8 million. Subsequent to the acquisition, Layne invested an additional $1.3 million in Costa Fortuna as its proportionate share of a capital contribution. See Note 2 to the consolidated financial statements for a further discussion of Layne’s acquisition of the remaining 50% interest in Costa Fortuna during May 2012.   Layne sold Costa Fortuna on July 31, 2014.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries if applicable, and the percentages directly or indirectly owned by Layne are as follows as of January 31, 2015:

	Percentage Owned Directly	Percentage Owned Indirectly
Boyles Bros Servicios Tecnicos Geologicos S.A. (Panama)	50.00%
Boytec, S.A. (Panama)		50.00%
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)		50.00
Sondajes Colombia, S.A. (Colombia)		50.00
Mining Drilling Fluids (Panama)		25.00
Plantel Industrial S.A. (Chile)		50.00
Christensen Chile, S.A. (Chile)	50.00
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Centro Internacional de Formacion S.A. (Chile)		50.00
Geoestrella S.A. (Chile)		25.00
Diamantina Christensen Trading (Panama)	42.69
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boyles Bros., Diamantina, S.A. (Peru)	29.49
Case-Bencor Joint Venture (Washington)	65.00
Case-Bencor Joint Venture (Iowa)	50.00

Financial information of the affiliates is reported with a one-month lag in the reporting period. Summarized financial information of the affiliates, including Costa Fortuna and its subsidiaries up to May 30, 2012(date of the acquisition of the remaining 50% interest in Costa Fortuna):

	As of and Years Ended January 31,
(in thousands)	2015	2014	2013
Balance sheet data:
Current assets	$106,461	$131,533	$168,770
Noncurrent assets	67,166	82,807	74,572
Current liabilities	27,869	39,347	57,998
Noncurrent liabilities	17,438	17,477	21,203
Income statement data:
Revenues	171,813	220,778	444,871
Gross profit	23,173	25,411	98,418
Operating income (loss)	3,827	(2,999)	57,934
Net (loss) income	849	(5,960)	43,990

Layne had no significant transactions or balances with its affiliates as of January 31, 2015, 2014 and 2013, and for the fiscal years then ended.

Layne’s equity in undistributed earnings of the affiliates totaled $59.1 million, $62.7 million and $73.7 million as of January 31, 2015, 2014 and 2013, respectively and an additional $4.6 million of investment in affiliates was recorded as equity method goodwill for certain of the investments at the time of acquisition.

(4) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:

	As of January 31,
(in thousands)	2015	2014
Cost incurred on uncompleted contracts	$1,151,940	$1,245,693
Estimated earnings	370,683	348,501
	1,522,623	1,594,194
Less: Billing to date	1,454,799	1,529,992
Total	$67,824	$64,202
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billing on uncompleted contracts	$93,014	$88,744
Long-term retainage	8,919	6,713
Billings in excess of costs and estimated earnings on uncompleted contracts	(34,109)	(31,255)
Total	$67,824	$64,202

Layne bills its customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2015 and 2014, Layne’s costs and estimated earnings in excess of billings on uncompleted contracts included unbilled contract retainage amounts of $49.6 million and $45.8 million, respectively.

(5) Impairment Charges

During the second quarter of FY 2014, based on the continued decline in revenues and forecasted results, Layne reassessed its estimates of the fair value of its reporting units. These circumstances indicated a potential impairment of goodwill in Geoconstruction and, as such, Layne assessed the fair value of its goodwill to determine if the carrying value exceeded its fair value.

As a result of its analysis, Layne determined the carrying value of the Geoconstruction goodwill in the amount of $14.6 million exceeded its fair value and an impairment charge equal to that amount was recorded in the second quarter of FY 2014. The total assessed fair value of zero was determined based on Level 3 inputs.

During FY 2013, due to the underperformance of certain product lines within Water Resources and Energy Services, Layne assessed the value of certain of its long-lived assets within those businesses. Layne also assessed the value of certain of its tradenames in light of strategic decisions for those product lines. As a result of its assessments, Layne concluded that impairments of value had occurred, and Layne recorded impairment charges. The impaired assets included specific patents, tradenames, property and equipment. The carrying value of the assets before impairment was $15.8 million and the impairments totaled $8.4 million, of which $4.4 million was associated with Water Resources and $4.0 million was associated with Energy Services. The charges consisted of $2.9 million associated with intangible assets, with the remainder consisting of adjustments to record tangible assets at an expected sales value. None of these operations had any associated goodwill recorded. Of the total assessed fair value of $7.4 million, the amount determined based on the income and market approach was $3.6 million, with the remainder based on Level 3 inputs (See Note 13 to the consolidated financial statements for discussion of Level 1, 2 and 3 inputs).

(6) Goodwill and Other Intangible Assets

Goodwill

The carrying amount of goodwill attributed to each reporting segment was as follows:

(in thousands)	Water Resources	Inliner	Heavy Civil	Geo-construction	Mineral Services	Energy Services	Other	Total
Balance February 1, 2013	$—	$8,915	$—	$14,646	$—	$—	$—	$23,561
Additions	—	—	—	—	—	—	—	—
Impairment of goodwill				(14,646)				(14,646)
Balance January 31, 2014	—	8,915	—	—	—	—	—	8,915
Additions	—	—	—	—	—	—	—	-
Balance January 31, 2015	$—	$8,915	$—	$—	$—	$—	$—	$8,915
Accumulated goodwill impairment losses	$(17,084)	$(23,130)	$(44,551)	$(14,646)	$(20,225)	$(445)	$—	$(120,081)

Goodwill expected to be tax deductible was $0.9 million and $0.9 million as of January 31, 2015 and 2014.

Other Intangible Assets

Other intangible assets consisted of the following as of January 31:

	2015			2014
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$6,260	$(3,670)	14	$6,260	$(3,215)	14
Patents	905	(548)	12	905	(503)	12
Software and licenses	1,458	(1,134)	3	2,747	(1,794)	3
Non-competition agreements	680	(482)	6	680	(368)	6
Other	966	(590)	22	966	(528)	22
Total intangible assets	$10,269	$(6,424)		$11,558	$(6,408)

Total amortization expense for other intangible assets was $1.3 million, $1.5 million and $2.5 million in FY 2015, FY 2014 and FY 2013, respectively. Amortization expense for the subsequent five fiscal years is estimated as follows:

(in thousands)	Amount
2016	$1,000
2017	639
2018	549
2019	549
2020	549
Thereafter	559
Total	$3,845

(7) Indebtedness

Debt outstanding as of January 31, 2015 and 2014 was as follows:

	January 31,	January 31,
(in thousands)	2015	2014
4.25% Convertible Notes	$110,055	$106,782
Asset-based facility	21,964	—
Capitalized lease obligations	270	480
Less amounts representing interest	(10)	(16)
Notes payable	—	—
Total debt	132,279	107,246
Less current maturities of long-term debt	(142)	(128)
Total long-term debt	$132,137	$107,118

As of January 31, 2015, debt outstanding will mature as follows:

(in thousands)	4.25% Convertible Notes	Asset-based facility	Capitalized lease obligations	Total
2016	$—	$—	$142	$142
2017	—	—	102	102
2018	—	—	9	9
2019	110,055	—	7	110,062
2020	—	21,964	—	21,964
Total	$110,055	$21,964	$260	$132,279

Asset-based Revolving Credit Facility

On April 15, 2014, Layne entered into a five-year $135.0 million senior secured asset-based facility, of which up to an aggregate principal amount of $75.0 million will be available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings.

The asset-based facility was amended on July 29, 2014, September 15, 2014, October 28, 2014 and January 23, 2015, to (1) permit the dispositions of Costa Fortuna and Tecniwell, businesses within the Geoconstruction segment, (2) restrict prepayment of indebtedness subordinate to the asset-based facility to certain permitted refinancings of such indebtedness, (3) change the thresholds and any applicable grace period for when a Covenant Compliance Period will commence, as described below, (4) impose certain other additional monthly reporting requirements, and (5) to provide additional security interests in certain assets to surety providers through equipment utilization agreements, which also provides for use of the specified assets by the surety provider under certain circumstances.  An additional reserve was established based on the value of the assets subject to the equipment utilization agreement (which is listed as the “equipment reserve” in the definition of borrowing based below).  The amendments fixed the applicable margin at 3.25% for LIBOR rate loans and 2.25% for alternate base rate loans until the fixed charge coverage ratio (measured on a trailing four fiscal quarter period) is at least 1.0 to 1.0 for two consecutive fiscal quarters, at which time the applicable margin will revert to being determined based on usage of the asset-based facility.

Availability under the asset-based facility will be the lesser of (i) $135.0 million and (ii) the borrowing base (as defined in the asset-based facility agreement). The borrowing base is defined as:

•	85% of book value of eligible accounts receivable (other than unbilled receivables), plus
•	60% of eligible unbilled receivables, plus
•	real property availability, plus
•	equipment availability, minus
•	the supplemental reserve, minus
•	the equipment reserve, minus
•	any additional reserves established from time to time by the co-collateral agents.

As of January 31, 2015, the borrowing base was approximately $ 108.3 million with $21.9 million borrowed under the asset-based facility and $31.3 million of outstanding letters of credit, leaving Excess Availability (described below) of $55.1 million.

The balance sheet classification of the borrowings under the asset-based facility has been determined in accordance with ASC Topic 470-10-45, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”.  Accordingly, the borrowings have been classified as a long-term liability in the accompanying Consolidated Balance Sheet.

Layne has the right to request the lenders to further increase the asset-based facility up to an additional $65.0 million if it is not in default under the agreement; however, there are no commitments from the lenders for any such increase.

The asset-based facility is guaranteed by assets of Layne’s direct and indirect wholly owned domestic subsidiaries, subject to certain exceptions described in the asset-based facility.  The obligations under the asset-based facility are secured by a lien on substantially all of the assets of Layne and the subsidiary guarantors, subject to certain exceptions described in the asset-based facility, including a pledge of up to 65% of the equity interest of Layne’s first tier foreign subsidiaries.

Advances under the asset-based facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or event of default. Future advances may be used for general corporate and working capital purposes, and to pay fees and expenses associated with the asset-based facility.

Pursuant to the asset-based facility agreement, the revolving loans will bear interest at either:

•

the alternate base rate plus the applicable margin. The alternate base rate is equal to the highest of (a) the base rate, (b) the sum of the Federal Funds Open rate plus 0.5%, and (c) the sum of the Daily LIBOR rate plus 1%. Or

•	the LIBOR rate (as defined in the asset-based facility agreement) for the interest period in effect for such borrowing plus the applicable margin.

Swingline loans will bear interest at the alternate base rate plus the applicable margin. In connection with letters of credit issued under the asset-based facility, Layne will pay (i) a participation fee to the lenders equal to the applicable margin from time to time used to determine the interest rate on Eurodollar loans (as defined in the asset-based facility agreement) on the average daily amount of such lender’s letter of credit exposure, as well as the issuing bank’s customary fees and charges.

The asset-based facility contains various restrictions and covenants, including restrictions on dispositions of certain assets, incurrence of indebtedness, investments, distributions, capital expenditures, acquisitions and prepayment of certain indebtedness. In general, provided that Layne maintains a certain level of Excess Availability, Layne will not be restricted from incurring additional unsecured indebtedness or making investments, distributions, capital expenditures or acquisitions.

Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period (or until March 31, 2015, the cumulative period from May 1, 2014), a minimum cash flow of not less than negative $25.0 million, until:

•	for a period for 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $25.0 million, and
•	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

•	capital expenditures
•	cash interest expense
•	any regularly scheduled amortized principal payments on indebtedness
•	cash taxes and
•	any amount in excess of $10.0 million paid with respect to the FCPA investigation

After giving effect to the amendments, if Excess Availability is less than the greater of 17.5% of Total Availability or $25.0 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $25.0 million for a period of 30 consecutive days.  Layne must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period.  If Layne had been in a Covenant Compliance Period during FY 2015 it would not have been in compliance with the minimum fixed charge coverage ratio.  Layne also would not have been in compliance with the maximum first lien leverage ratio during the fiscal quarters ending July 31, 2014 and January 31, 2015 had a Covenant Compliance Period been in effect during those quarters.

The asset-based facility also contains a subjective acceleration clause that can be triggered if the lenders determine that Layne has experienced a material adverse change.  If triggered, this clause would create an Event of Default (as defined in the asset-based facility), which in turn would permit the lenders to accelerate repayment of outstanding obligations.

In general, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all of Layne’s funds received on a daily basis will be applied to reduce amounts owing under the asset-based facility.  Based on current projections Layne does not anticipate being in a Covenant Compliance Period during the next twelve months.

If an Event of Default (as defined in the asset-based facility agreement) occurs and is continuing, the interest rate under the asset-based facility will increase by 2% per annum and the lenders may accelerate all amounts owing under the asset-based facility. Defaults under the asset-based facility include (but are not limited to) the following:

•	non-payment of principal, interest, fees and other amounts under the asset-based facility
•	failure to comply with any of the negative covenants, certain of the specified affirmative covenants or other covenants under the asset-based facility
•	failure to pay certain indebtedness when due
•	specified events of bankruptcy and insolvency
•	one or more judgments of $5.0 million not covered by insurance and not paid within a specified period.
•	a change in control as defined in the asset-based facility.

Because Excess Availability currently is, and is expected to be for the next twelve months, sufficient not to trigger a Covenant Compliance Period, Layne is and anticipates being in compliance with the applicate debt covenants associated with the asset-based facility for the next twelve months.

The asset-based facility was subsequently amended on March 2, 2015 to permit the issuance of the 8.0% Senior Secured Second Lien Convertible Notes (8.0% Convertible Notes) in the offering described below, the exchange a portion of the 4.25% Convertible Notes in the related Exchange and the grant of the subordinated liens securing the 8.0% Convertible Notes issued in the offering. In addition, the amendment, among other things:

•        reduced the maximum amount that may be borrowed under the asset-based facility from $135.0 million to $120.0 million until Layne has delivered to the agent under the asset-based facility financial statements and a compliance certificate for any fiscal quarter commencing after the date of the amendment demonstrating, for such fiscal quarter and for the immediately preceding fiscal quarter, a Consolidated Fixed Charge Coverage Ratio (as defined in the asset-based facility agreement) of at least 1.00 to 1.00 for four consecutive quarters ending with such fiscal quarters;

• increased the applicable interest rate margin under the asset-based facility agreement by 0.5%;

•        increased the quarterly commitment fee on unused commitments from 0.375% to 0.5% if the daily average Total Revolving Exposure (as defined in the asset-based credit agreement) during the quarter exceeds 50% of the Total Revolving Commitments (as defined in the asset-based facility agreement);

• eliminated any of Layne’s owned real estate from the borrowing base which accounted for approximately $4.2 million of Layne’s borrowing base at the time of such amendment;

• requires the delivery of a monthly forecast of cash flows for the following 13-weeks;

•        if at the end of any business day, Layne or any of the co-borrowers under the asset-based facility have cash or cash equivalents (less any outstanding checks and electronic funds transfers) in excess of $15.0 million (excluding any amounts in bank accounts used solely for payroll, employee benefits or withholding taxes), require Layne to use such excess amounts to prepay any revolving loans then outstanding by the end of the following business day; and

•        will accelerate the maturity date to May 15, 2018 if each of the following has not yet occurred on or before such date: (i) either (a) all of the 8.0% Convertible  Notes (or Permitted Refinancing Indebtedness (as defined in the asset-based facility agreement) in respect thereof) are converted or (b) the maturity date of the 8.0% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) is extended to a date which is after October 15, 2019, and (ii) either (a) all of the 4.25% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) are converted, (b) the maturity date for the 4.25% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) is extended to a date which is after October 15, 2019, or (c) the 4.25% Convertible Notes are effectively discharged. The 4.25% Convertible Notes will be effectively discharged after, among other things, Layne has irrevocably deposited with the trustee of the 4.25% Convertible Notes cash in an amount sufficient to pay any remaining interest and principal payments due on any then remaining unconverted 4.25% Convertible Notes, with irrevocable instructions to the trustee to make such payments to the holders of the 4.25% Convertible Notes as they become due.

The asset-based facility, as amended in March 2015, will permit Layne to make certain voluntary prepayments, payments, repurchases or redemptions, retirements, defeasances or acquisitions for value of the 8.0% Convertible Notes if the following payment conditions are satisfied:

• there is no default before or after such action;
• the Supplemental Reserve (as defined in the asset-based facility agreement) is zero;

•        thirty-Day Excess Availability and Excess Availability (each as defined in the asset-based facility) on a pro forma basis is equal to or exceeds the greater of (A) 22.5% of the Total Availability and (B) $30.0 million; and

• Layne has on a pro forma basis a Consolidated Fixed Charge Coverage Ratio of not less than 1.1:1.0.

4.25% Convertible Senior Notes

On November 5, 2013 Layne entered into a purchase agreement (the “Purchase Agreement”) with Jefferies LLC (the “Initial Purchaser”) relating to the sale by Layne of $110.0 million aggregate principal amount of 4.25% Convertible Notes due 2018 (the “4.25% Convertible Notes”), in a private placement to “qualified institutional buyers” in the U.S., as defined in Rule 144A under the Securities Act. The Purchase Agreement contained customary representations, warranties and covenants by Layne together with customary closing conditions. Under the terms of the Purchase Agreement, Layne agreed to indemnify the Initial Purchaser against certain liabilities. The offering of the 4.25% Convertible Notes was completed on November 12, 2013, in accordance with the terms of the Purchase Agreement. The sale of the 4.25% Convertible Notes generated net proceeds of approximately $105.4 million after deducting the Initial Purchaser’s discount and commission and the estimated offering expenses payable by Layne. These proceeds were used to pay down the existing balance on the then existing revolving credit agreement. The Purchase Agreement also provided the Initial Purchaser an option to purchase up to an additional $15.0 million aggregate principal amount of 4.25% Convertible Notes. On December 5, 2013, the Initial Purchaser exercised this option, which generated proceeds net of the Initial Purchaser’s discount and commission in the amount of $14.6 million. Layne used these proceeds primarily as an increase in cash on hand. The 4.25% Convertible Notes were issued pursuant to an Indenture, dated November 12, 2013 (the “4.25% Convertible Notes Indenture”), between Layne and U.S. Bank National Association, as trustee. The 4.25% Convertible Notes are senior, unsecured obligations of Layne. The 4.25% Convertible Notes are convertible, at the option of the holders, into consideration consisting of, at Layne’s election, cash, shares of Layne’s common stock, or a combination of cash and shares of Layne’s common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018. However, before May 15, 2018, the 4.25% Convertible Notes will not be convertible except in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of Layne’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the consecutive five business day period immediately after any five consecutive trading day period (the five consecutive trading day period being referred to as the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 4.25% Convertible Notes, as determined following a request by a holder of the 4.25% Convertible Notes in the manner required by the 4.25% Convertible Notes Indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Layne’s common stock and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events described in the 4.25% Convertible Notes Indenture; and (4) if Layne has called the 4.25% Convertible Notes for redemption. Layne will be required to settle conversions in shares of Layne’s common stock, together with cash in lieu of any fractional shares, until it has obtained stockholder approval to settle the 4.25% Convertible Notes in cash or a combination of cash and shares of Layne’s common stock. As of January 31, 2015, the if-converted value did not exceed its principal amount.

The 4.25% Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The 4.25% Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate was 43.6072 shares of Layne’s common stock per $1,000 principal amount of 4.25% Convertible Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of Layne’s common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, Layne may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including Layne’s calling the 4.25% Convertible Notes for redemption.

On and after November 15, 2016, and prior to the maturity date, Layne may redeem all, but not less than all, of the 4.25% Convertible Notes for cash if the sale price of Layne’s common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date Layne delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the 4.25% Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in the 4.25% Convertible Notes Indenture), holders of the 4.25% Convertible Notes will have the right, at their option, to require Layne to repurchase their 4.25% Convertible Notes in cash at a price equal to 100% of the principal amount of the 4.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

In accordance with ASC 470-20, “Debt with Conversion and Other Options,” Layne separately accounts for the liability and equity conversion components of the 4.25% Convertible Notes. The principal amount of the liability component of the 4.25% Convertible Notes was $106.0 million as of the date of issuance based on the present value of its cash flows using a discount rate of 8.0%, Layne’s approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $19.0 million. A portion of the Initial Purchaser’s discount and commission and the offering costs totaling $0.8 million and deferred taxes totaling $7.1 million were allocated to the equity conversion component. The liability component will be accreted to the principal amount of the 4.25% Convertible Notes using the effective interest method over five years.

In accordance with guidance in ASC 470-20 and ASC 815-15, “Embedded Derivatives,” Layne determined that the embedded conversion components and other embedded derivatives of the 4.25% Convertible Notes do not require bifurcation and separate accounting.

The following table presents the carrying value of the 4.25% Convertible Notes:

	January 31,	January 31,
(in thousands)	2015	2014
Carrying amount of the equity conversion component	$11,128	$11,128
Principal amount of the 4.25% Convertible Notes	$125,000	$125,000
Unamortized debt discount (1)	(14,945)	(18,218)
Net carrying amount	$110,055	$106,782

(1)	As of January 31, 2015, the remaining period over which the unamortized debt discount will be amortized is 45 months using an effective interest rate of 9%.

8.0 % Senior Secured Second Lien Convertible Notes

On March 2, 2015, Layne completed its offering of approximately $100.0 million aggregate principal amount of 8.0% Senior Secured Second Lien Convertible Notes (“8.0% Convertible Notes”).  The 8.0% Convertible Notes were offered to certain investors that held approximately $55.5 million of Layne’s 4.25% Convertible Notes due 2018 pursuant to terms in which the investors agreed to (i) exchange the 4.25% Convertible Notes owned by them for approximately $49.9 million of the 8.0% Convertible Notes and (ii) purchase approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes at a cash price equal to the principal amount thereof.  The amount of accrued interest on the 4.25% Convertible Notes delivered by the investors in the exchange was credited to the cash purchase price payable by the investors in the purchase.

The sale of the 8.0% Convertible Notes generated net cash proceeds of approximately $45.0 million after deducting discounts and commissions, estimated offering expenses and accrued interest on the 4.25% Convertible Notes being exchanged.  Layne used the net cash proceeds to repay the then outstanding balance on the asset-based facility of $18.2 million with the remainder of the proceeds held for general working capital purposes.

The 8.0% Convertible Notes were issued pursuant to an Indenture, dated as of March 2, 2015 (the “8.0% Convertible Notes Indenture”), among Layne, the guarantor parties thereto and U.S. Bank National Association, as trustee and collateral agent. The 8.0% Convertible Notes are senior, secured obligations of Layne, with interest payable on May 1 and November 1 of each year, beginning May 1, 2015, at a rate of 8.0% per annum. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into Layne’s common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

The 8.0% Convertible Notes are Layne’s senior, secured obligations and:

•	rank senior in right of payment to all of Layne’s existing or future indebtedness that is specifically subordinated to the 8.0% Convertible Notes;
•

effectively rank senior in right of payment to all of Layne’s existing and future senior, unsecured indebtedness to the extent of the assets securing the 8.0% Convertible Notes, subject to the rights of the holders of the First Priority Liens (as defined below);

•	are effectively subordinated to any debt of Layne’s foreign subsidiaries; and
•	are effectively subordinated to any of Layne’s First Priority Debt (as defined below) to the extent of the assets securing such debt.

The 8.0% Convertible Notes are guaranteed by Layne’s subsidiaries that currently are co-borrowers or guarantors under Layne’s asset-based facility, as well as all of Layne’s future wholly-owned U.S. restricted subsidiaries and, in certain cases, certain other subsidiaries of Layne. Each guarantee of the 8.0% Convertible Notes is the senior, secured obligation of the applicable subsidiary guarantor and:

•	ranks senior in right of payment to all existing or future indebtedness of that subsidiary guarantor that is specifically subordinated to such guarantee;
•

effectively ranks senior in right of payment to all existing and future senior, unsecured indebtedness of that subsidiary guarantor to the extent of the assets securing such guarantee, subject to the rights of the holders of the First Priority Liens; and

•	is effectively subordinated to any First Priority Debt of that subsidiary guarantor to the extent of the assets securing such debt.

The 8.0% Convertible Notes are secured by a lien on substantially all of the assets of Layne and the subsidiary guarantors, subject to certain exceptions. The liens on the assets securing the 8.0% Convertible Notes are junior in priority to the liens (the “First Priority Liens”) on such assets securing debt (the “First Priority Debt”) of Layne or the subsidiary guarantors under Layne’s asset-based facility and certain other specified existing or future obligations.

At any time prior to the maturity date, Layne may redeem for cash all, but not less than all, of the 8.0% Convertible Notes; provided, however, that Layne may not redeem the 8.0% Convertible Notes on a redemption date that is outside an Open Redemption Period (as defined below) unless the last reported sale price of Layne’s common stock equals or exceeds 140% of the conversion price of the 8.0% Convertible Notes in effect on each of at least 20 trading days during the 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Layne delivers the redemption notice.

For these purposes, an “Open Redemption Period” means each of the periods (i) commencing on February 15, 2018 and ending on, and including, August 14, 2018 and (ii) commencing on November 1, 2018 and ending on April 30, 2019. The redemption price will equal 100% of the principal amount of the 8.0% Convertible Notes to be redeemed, plus (i) accrued and unpaid interest, if any, to, but excluding, the applicable redemption date and (ii) if such redemption date is during an Open Redemption Period, an additional payment equal to the present value, as of the redemption date, of the following:

•

in the case of the Open Redemption Period ending on August 14, 2018, all regularly scheduled interest payments due on the 8.0% Convertible Notes to be redeemed on each interest payment date occurring after the redemption date and on or before August 15, 2018 (assuming, solely for these purposes, that August 15, 2018 were an interest payment date); or

•

in the case of the Open Redemption Period ending on April 30, 2019, all regularly scheduled interest payments due on the 8.0% Convertible Notes to be redeemed on each interest payment date occurring after the redemption date and on or before May 1, 2019.

In addition, upon the occurrence of a “fundamental change” (as defined in the Indenture), holders of the 8.0% Convertible Notes will have the right, at their option, to require Layne to repurchase their 8.0% Convertible Notes in cash at a price equal to 100% of the principal amount of the 8.0% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 8.0% Convertible Notes are convertible, at the option of the holders, into consideration consisting of shares of Layne’s common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding the maturity date. No holder will have the right to convert any 8.0% Convertible Notes into shares of common stock to the extent that the conversion would cause that holder to beneficially own more than 9.9% of the shares of Layne’s common stock then outstanding after giving effect to the proposed conversion.

The initial conversion rate was 85.4701 shares of Layne’s common stock per $1,000 principal amount of 8.0% Convertible Notes (equivalent to an initial conversion price of approximately $11.70 per share of Layne’s common stock), representing a 40.0% conversion premium over the last reported sale price per share of Layne’s common stock on The NASDAQ Global Select Market on February 4, 2015, the date on which the 8.0% Convertible Notes were priced. The conversion rate is subject to adjustment upon the occurrence of certain events. In addition, Layne may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including Layne’s calling the 8.0% Convertible Notes for redemption.

The 8.0% Convertible Notes Indenture contains covenants that, among other things, restrict the ability of Layne and its restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (2) create liens; (3) declare or pay dividends on, make distributions with respect to, or purchase or redeem, Layne’s or its restricted subsidiaries equity interests, or make certain payments on subordinated or unsecured indebtedness or make certain investments; (4) enter into certain transactions with affiliates; (5) engage in certain asset sales unless specified conditions are satisfied; and (6) designate certain subsidiaries as unrestricted subsidiaries. The 8.0% Convertible Notes Indenture also contains events of default after the occurrence of which the 8.0% Convertible Notes may be accelerated and become immediately due and payable.

(8) Other Income, Net

Other income, net consisted of the following:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Gain from disposal of property and equipment	$1,790	$6,315	$3,509
Interest income	73	8	52
Currency exchange loss	(15)	(53)	(1,238)
Other	(1,189)	481	3,680
Total	$659	$6,751	$6,003

For FY 2015, the gain from the disposal of property and equipment of $1.8 million includes the gain on sale of real estate of $1.0 million and the sale of other non-core assets.

Included in the gain from disposal of property and equipment for FY 2014 are surplus assets which were sold throughout FY 2014, including items from the former corporate headquarters in Mission Woods, Kansas. Also included in the gain from disposal of property and equipment is the gain on the sale of a building in Massachusetts for $0.7 million which was being used by Geoconstruction until operations were consolidated in Dallas, Texas, and insurance proceeds were received totaling $0.7 million as payment for equipment lost in a fire.

During July 2013, Layne determined an investment in a joint venture was no longer viable. The related investment of $0.6 million was determined to be unrecoverable and was written off and is included in other in the table above.

(9) Income Taxes

(Loss) income from continuing operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Domestic	$(57,747)	$(73,009)	$(60,745)
Foreign	(13,092)	(3,558)	35,734
Total	$(70,839)	$(76,567)	$(25,011)

Components of income tax (benefit) expense from continuing operations were as follows:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Currently due:
U.S. federal	$(4,668)	$(5,926)	$(1,049)
State and local	162	(460)	(278)
Foreign	2,182	10,899	12,446
	(2,324)	4,513	11,119
Deferred:
U.S. federal	(1,148)	44,352	(19,582)
State and local	233	4,247	(1,430)
Foreign	(706)	65	(136)
	(1,621)	48,664	(21,148)
Total	$(3,945)	$53,177	$(10,029)

A reconciliation of the total income tax (benefit) expense from continuing operations to the statutory federal rate is as follows for the years ended January 31:

	2015		2014		2013
(in thousands)	Amount	Effective Rate	Amount	Effective Rate	Amount	Effective Rate
Income tax at statutory rate	$(24,793)	35.0%	$(26,798)	35.0%	$(8,753)	35.0%
State income tax, net	(1,622)	2.3	(2,834)	3.7	(1,156)	4.6
Difference in tax expense resulting from:
Nondeductible goodwill impairment	—	—	4,781	(6.2)	—	—
Nondeductible expenses	(477)	0.7	4,956	(6.5)	1,004	(4.0)
Loss on remeasurement of equity method investment	—	—	—	—	2,697	(10.8)
Taxes on foreign affiliates	1,798	(2.5)	12,178	(15.9)	(4,707)	18.8
Taxes on foreign operations	(5,915)	8.3	(13,385)	17.5	4,698	(18.8)
Valuation allowance	27,901	(39.4)	78,288	(102.3)	(1,731)	6.9
Tax benefit related to tax expenses recorded on discontinued operations and equity	—	—	(10,821)	14.1	—	—
Changes in uncertain tax provisions	(1,010)	1.4	5,330	(7.0)	(1,166)	4.7
Other	173	(0.2)	1,482	(1.9)	(915)	3.7
Total	$(3,945)	5.6%	$53,177	(69.5)%	$(10,029)	40.1%

The FY 2015 benefit for nondeductible expenses resulted from the reversal of a prior year penalty accrual related to the FCPA investigation.  See Note 14 to the consolidated financial statements.

The tax effect of pretax income or loss from continuing operations generally is determined by a computation that does not consider the tax effect of other categories of income or loss (for example, other comprehensive income, discontinued operations, additional paid in capital, etc.). An exception to that general rule is provided when there is a pretax loss from continuing operations and pretax income from other categories of income. Pursuant to this exception, in FY 2014, Layne recorded an income tax benefit on continuing operations which offsets an income tax provision for discontinued operations and the additional paid in capital impact of the 4.25% Convertible Notes.

Layne recorded $27.9 million and $78.3 million of valuation allowances from continuing operations on its net domestic and certain foreign deferred tax assets during FY 2015 and FY 2014, respectively. The $27.9 million valuation allowance recorded in FY 2015 was recorded on deferred tax assets generated during the year.  The deferred tax assets were primarily related to tax loss and tax credit carryforwards generated in the current year.  Of the $78.3 million valuation allowance recorded in FY 2014, $54.4 million related to deferred tax assets established during a prior year, and $23.9 million related to deferred tax assets established in the current year. The total valuation allowance at January 31, 2015 was $115.0 million comprised of a domestic valuation allowance of $103.6 million and a foreign valuation allowance of $11.4 million.

In assessing the need for a valuation allowance, Layne concluded that it had a cumulative loss on domestic operations after adjusting for significant non-recurring charges for each of the three year periods ended January 31, 2015 and January 31, 2014. Layne considered the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, taxable income available in prior carry back years, and the availability of tax-planning strategies when determining the ability to realize recorded deferred tax assets. Based on this assessment, Layne concluded that it was not more likely than not that realization of its domestic deferred tax assets would occur in future periods, and accordingly a valuation allowance has been provided. Similar consideration was given to foreign deferred tax assets, and Layne concluded that certain foreign deferred tax assets were also not more likely than not to be realized and a valuation allowance was recorded. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude Layne from using its loss carryforwards or utilizing other deferred tax assets in the future.  Layne was not in a cumulative three year loss position as of January 31, 2013, based on an analysis of income over the current and prior two fiscal years, after adjusting for significant non-recurring charges.  Layne determined that it was more likely than not the deferred tax asset was realizable at January 31, 2013, and no valuation allowance was needed at that time, other than for a portion of the foreign tax credit carryforwards, for which Layne has and continues to conclude that such carryforward benefits may not be used before they expire.

Layne maintains $1.0 million of deferred tax assets in various foreign jurisdictions as of January 31, 2015, where management believes that realization is more likely than not. Layne’s foreign subsidiaries will need to generate taxable income of approximately $3.4 million in their respective jurisdictions where the deferred tax assets are recorded in order to fully realize the deferred tax asset. Management will continue to evaluate all of the evidence in future periods and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods.

The net (loss) income from discontinued operations for FY 2015, FY 2014 and FY 2013 was ($42.4 million), $1.7 million and ($21.0 million), respectively. These amounts are net of income tax (expense) benefits of ($0.7 million), ($3.5 million) and $14.4 million, respectively. The effective tax rates for discontinued operations were 1.6%, 67.4% and 40.7% for FY 2015, FY 2014 and FY 2013, respectively. The credit recognized as additional paid in capital relating to the 4.25% Convertible Notes issued during FY 2014 was $11.1 million net of income tax expense of $7.1 million recorded at an effective rate of 39%.

Deferred income taxes result from temporary differences between the financial statement and tax bases of Layne’s assets and liabilities. The sources of these differences and their cumulative tax effects were as follows:

	Years Ended January 31,
(in thousands)	2015	2014
Accruals and reserves	$25,130	$30,540
Share based compensation	3,327	5,106
Tax deductible goodwill	2,361	3,141
Foreign tax credit carryforwards	42,515	24,174
Tax loss carryforwards	42,817	35,301
Cumulative translation adjustment	6,593	4,718
Capital loss carryforwards	12,011	—
Other assets	1,712	1,865
Total deferred tax asset	136,466	104,845
Valuation allowance	(114,990)	(72,487)
Buildings, machinery and equipment	(11,687)	(16,488)
4.25% Convertible Notes	(5,829)	(7,105)
Unremitted foreign earnings	(7,071)	(11,188)
Other liabilities	(1,934)	(3,876)
Total deferred tax liability	(26,521)	(38,657)
Net deferred tax liability	$(5,045)	$(6,299)

Layne had the following tax losses and tax credit carryforwards at January 31, 2015:

			Valuation
(dollars in millions)	Expiration	Amount	Amount
Federal net operating losses	2034-2035	$26.8	$(26.8)
State net operating losses	2024-2035	5.9	(5.9)
Federal capital loss carryforwards	2020	12.0	(12.0)
Foreign tax loss carryforwards	2019-2030	10.2	(9.5)
Federal foreign tax credit carryforwards	2018-2022	20.0	(20.0)
Federal foreign tax loss carryforwards	2023-2025	22.4	(22.4)
Total		$97.3	$(96.6)

As of January 31, 2015, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $53.1 million for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or if Layne were to sell its stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding penalties and interest is as follows:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Balance, beginning of year	$15,312	$11,996	$13,322
Additions based on tax positions related to current year	187	766	2,501
Additions for tax positions of prior years	28	4,450	34
Settlement with tax authorities	(707)	(1)	(1,087)
Reductions for tax positions of prior years	(308)	(341)	—
Reductions due to the lapse of statutes of limitation	(1,494)	(1,558)	(2,774)
Balance, end of year	$13,018	$15,312	$11,996

Substantially all of the unrecognized tax benefits recorded at January 31, 2015, 2014 and 2013 would affect the effective rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next year by approximately $5.9 million due to settlements of audit issues and expiration of statutes of limitation.

Layne classifies interest and penalties related to income taxes as a component of income tax expense. As of January 31, 2015, 2014 and 2013, the Company had $8.5 million, $8.4 million and $7.1 million, respectively, of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties increased (decreased) $0.1 million, ($1.3 million) and $0.3 million during FY 2015, FY 2014 and FY 2013, respectively.

Layne files income tax returns in the U.S., various state jurisdictions and certain foreign jurisdictions. During the tax year ended January 31, 2015, the U.S. statute of limitations expired for the tax year ended January 31, 2011. The statute of limitations remains open for tax years ended January 31, 2012 through 2015. Layne is currently under examination for federal purposes for the tax year ended January 31, 2013, and there are several state examinations currently in progress.

Layne files income tax returns in the foreign jurisdictions where it operates. The returns are subject to examination which may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally the tax years 2012 through 2015 remain open to examination.

(10) Operating Lease Obligations

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year from January 31, 2015, are as follows:

(in thousands)	Operating Leases
2016	$6,547
2017	5,681
2018	5,479
2019	5,497
2020	5,714
Minimum lease payments	$28,918

Layne’s operating leases are primarily for light and medium duty trucks, buildings and other equipment. Rent expense under operating leases (including insignificant amounts of contingent rental payments) was $19.7 million, $22.1 million and $22.9 million in FY 2015, FY 2014 and FY 2013, respectively.

(11) Employee Benefit Plans

Layne’s salaried and certain hourly employees participate in Layne’s sponsored, defined contribution plans. Total expense recorded in selling, general and administrative costs for Layne’s portion of these plans was $3.2 million, $3.4 million and $4.0 million in FY 2015, FY 2014 and FY 2013, respectively.

Layne has a deferred compensation plan for certain management employees. Participants may elect to defer up to 25% of their salaries and up to 50% of their bonuses to the plan. Matching contributions, and the vesting period of those contributions, are established at the discretion of Layne. Employee deferrals are vested at all times. The total amount deferred, including matching, in FY 2015, FY 2014 and FY 2013 was $0.2 million, $0.8 million and $1.3 million, respectively. The total liability for deferred compensation was $8.6 million and $9.7 million as of January 31, 2015 and 2014 respectively.  These liabilities are primarily included in other long-term liabilities, except for those amounts due in the next twelve months.  Those liabilities are recorded in other current liabilities.

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

As of January 31, 2015 and 2014, Layne did not participate in multiemployer plans that would be considered individually significant.

Layne makes contributions to these multiemployer plans equal to the amounts accrued for pension expense. Total contributions and union pension expense for these plans was $2.9 million, $2.3 million and $3.2 million in FY 2015, FY 2014 and FY 2013, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to Layne.

Layne also provides supplemental retirement benefits to a former chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of his defined contribution plan balance. Layne does not contribute to the plan or maintain any investment assets related to the expected benefit obligation. Layne has recognized the full amount of its actuarially determined pension liability. The current portion recognized in Layne’s Consolidated Balance Sheets as other accrued expenses was $0.3 million as of January 31, 2015 and 2014. The long-term portion recognized in Layne’s Consolidated Balance Sheets as of January 31, 2015 and 2014 were $5.9 million and $5.0 million, respectively, as other non-current liabilities. Net periodic pension cost of the supplemental retirement benefits for FY 2015, FY 2014 and FY 2013 was $1.3 million, $0.0 million and $1.4 million, respectively.

(12) Equity-Based Compensation

Layne has an equity-based compensation plan that provides for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2015, there were 1,539,950 shares which remain available to be granted under the plan as stock options or restricted stock awards. Layne has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future.

Layne recognized $2.6 million, $3.2 million and $2.9 million of compensation cost for share-based plans for FY 2015, FY 2014 and FY 2013, respectively. Of these amounts, $1.2 million, $1.5 million and $0.9 million, respectively, related to non-vested stock. The total income tax benefit recognized for share-based compensation arrangements was $1.0 million, $1.3 million and $1.1 million for FY 2015, FY 2014 and FY 2013, respectively.  All options were granted at an exercise price equal to the fair market value of Layne’s common stock at the date of grant. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years.

The fair value of share-based compensation granted in the form of stock options is determined using a lattice or Black-Scholes valuation model. The valuations in each respective year were made using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock price. Layne uses historical data to estimate early exercise and post-vesting forfeiture rates to be applied within the valuation model. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value per share at the date of grant for options granted during FY 2015, FY 2014 and FY 2013 was $5.59, $8.11 and $10.93, respectively.

	Years Ended January 31,
Assumptions:	2015	2014	2013
Weighted-average expected volatility	51.0%	49.2%	55.1%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.46%	1.25%	1.32%
Expected term (in years)	5.6	7.0	6.0
Exercise multiple factor	1.89	2.1	2.0
Post-vesting forfeiture	13.1%	2.4%	0%

Stock option transactions for FY 2015, FY 2014 and FY 2013 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2012	1,133,211	26.12
Granted	280,547	23.32
Exercised	(54,637)	17.44		$13
Forfeited	(73,818)	24.50
Outstanding at January 31, 2013	1,285,303	25.97
Granted	227,869	20.80
Exercised	(72,611)	15.96		—
Expired	(208,952)	31.45
Forfeited	(125,797)	28.67
Outstanding at January 31, 2014	1,105,812	24.22
Granted	360,586	13.11
Exercised	—	—		—
Expired	(55,126)	16.63
Forfeited	(395,758)	23.03
Outstanding at January 31, 2015	1,015,514	21.15	6.6	—
Exercisable at January 31, 2013	965,750	25.95
Exercisable at January 31, 2014	790,905	24.84
Exercisable at January 31, 2015	653,978	24.46	5.2	—

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

Nonvested stock awards having service requirements only, are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Other nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) or the disability or the death of the executive and for equitable adjustment in the event of changes in Layne’s equity structure.  Layne granted certain performance based nonvested stock awards during FY 2015 and FY 2014, which were valued using the Monte Carlo simulation model.

Assumptions used in the Monte Carlo simulation model for FY 2015 and FY 2014 were as follows:

	Years Ended January 31,
Assumptions:	2015	2014
Weighted-average fair value	$8.96	$14.61
Weighted-average expected volatility	37.0%	36.6%
Expected dividend yield	0.0%	0.0%
Weighted-average risk free rate	0.9%	0.4%

Non-vested share transactions for FY 2015, FY 2014 and FY 2013 were as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2012	226,919	$29.94
Granted	110,958	22.29
Vested	(15,720)	26.70
Canceled	(46,491)	27.79
Nonvested stock at January 31, 2013	275,666	27.41
Granted - Directors	4,744	21.08
Granted - Restricted stock units	22,289	20.96
Granted - Performance vesting shares	80,613	14.61
Vested	(10,065)	27.21
Canceled	(8,099)	20.89
Forfeited	(72,725)	16.97
Nonvested stock at January 31, 2014	292,423	23.42
Granted - Directors	13,090	17.19
Granted - Restricted stock units	394,489	17.06
Granted - Performance vesting shares	244,679	8.96
Vested	(13,027)	25.82
Forfeited	(444,362)	18.95
Nonvested stock at January 31, 2015	487,292	14.86	$3,942

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

Layne’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Layne’s financial instruments held at fair value, are presented below as of January 31, 2015 and 2014:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
January 31, 2015
Financial Assets:
Current restricted deposits held at fair value	$4,145	$4,145	$—	$—
Long term restricted deposits held at fair value	4,231	4,231	—	—
Financial Liabilities:
Contingent earnout of acquired businesses(1)	—	—	—	—
January 31, 2014
Financial Assets:
Current restricted deposits held at fair value	$2,881	$2,881	$—	$—
Long term restricted deposits held at fair value	4,964	4,964	—	—
Preferred units of SolmeteX, LLC	466	—	—	466
Cash surrender value of company-owned life insurance (2)	10,651	—	10,651	—
Financial Liabilities:
Contingent earnout of acquired businesses(1)	—	—	—	—
(1)

The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach. Key assumptions include a discount rate of 41.2% and annual revenues of the acquired business, Intevras Technologies, LLC, ranging from $1.5 million to $6.1 million over the life of the earnout. The business was acquired in July 2010. The contingent earnout period expires in July 2015. On July 31, 2012, the contingent earnout was reassessed and, based on estimates of the likelihood of future revenues subject to the earnout provisions, assigned no value. The conclusions have not changed as of January 31, 2015.

(2)	The fair value of the cash surrender value of company-owned life insurance was based on quoted prices for similar assets in actively traded markets.

Other Financial Instruments

Layne uses the following methods and assumptions in estimating the fair value disclosures for its other financial instruments:

Cash – The carrying amounts reported in the accompanying Consolidated Balance Sheets approximates their fair values and are classified as Level 1 within the fair value hierarchy.

Short-term and long-term debt, other than  the 4.25% Convertible Notes – The fair value of debt instruments is classified as Level 2 within the fair value hierarchy and is valued using a market approach based on quoted prices for similar instruments traded in active markets. Where quoted prices are not available, the income approach is used to value these instruments based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

The following table summarizes the carrying values and estimated fair values of the long-term debt:

	January 31, 2015		January 31, 2014
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
4.25% Convertible Notes	$110,055	$98,438	$106,782	$106,782
Asset-based facility	21,964	21,964	—	—

The 4.25% Convertible Notes are measured on a non-recurring basis using Level 1 inputs based upon observable quoted prices of the 4.25% Convertible Notes.

In accordance with ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we assess the fair value of certain non-financial assets on a non-recurring basis when there is an indicator that the carrying value of the assets may not be recoverable.  Using an undiscounted cash flow model in FY 2015 indicated that the carrying value of property and equipment in the Energy Services segment may not be fully recoverable.  Further analysis based on the fair value of the property and equipment determined that no impairment charges were necessary for FY 2015.   The fair value of the property and equipment was based on the orderly liquidation value of the property and equipment, which we consider a Level 2 fair value measurement.  Property and equipment with a carrying value of $18.5 million was considered to have a fair value of $19.1 million as of January 31, 2015.

(14) Contingencies

Layne’s drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when, as is frequently the case, Layne conducts a project on a fixed-price, bundled basis where Layne delegates certain functions to subcontractors but remains responsible to the customer for the subcontracted work. In addition, Layne is exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with its services and products. Litigation arising from any such occurrences may result in Layne being named as a defendant in lawsuits asserting large claims. Although Layne maintains insurance protection which it considers economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which Layne may be subject or that Layne will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which Layne is not fully insured could have a material adverse effect on Layne. In addition, Layne does not maintain political risk insurance with respect to its foreign operations.

As previously reported, the Audit Committee of the Board of Directors conducted an internal investigation into, among other things, the legality of certain payments by Layne to agents and other third parties interacting with government officials in certain countries in Africa. The internal investigation suggested potential violations of the FCPA and certain local laws. Layne made a voluntary disclosure to the United states Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) regarding the results of the investigation and has cooperated with the DOJ and SEC in connection with their review of the matter. The DOJ’s inquiry has been closed.

As of January 31, 2014, Layne had accrued $10.4 million, representing its best estimate at that time, for settlement of these matters.  During the second quarter of FY 2015, Layne reduced its accrual to $5.2 million in connection with the DOJ’s closure of its investigation. On October 27, 2014, Layne entered into a settlement with the SEC to resolve the allegations concerning potential violations of the FCPA. This settlement with the SEC resolves all outstanding government investigations with respect to Layne concerning potential FCPA violations. Under the terms of the settlement, without admitting or denying the SEC’s allegations, Layne consented to entry of an administrative cease-and-desist order under the books and records, internal controls and anti-bribery provisions of the FCPA. Layne agreed to pay to the SEC $4.7 million in disgorgement and prejudgment interest, and $0.4 million in penalties. Layne also agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date. The amounts in connection with the settlement were paid on November 6, 2014.

On April 17, 2013, an individual person filed a purported class action suit against three of Layne’s subsidiaries and two other companies supposedly on behalf of all lessors and royalty owners from 2004 to the present. The plaintiff essentially alleges that Layne and two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas. The plaintiff seeks certification as a class and unquantified damages.  On April 1, 2014, the plaintiff voluntarily dismissed one of the other two company defendants without prejudice.  Since this litigation is at a very early state, Layne is currently unable to predict its outcome or estimate our exposure.

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

(15) Discontinued Operations

Tecniwell

On October 31, 2014, Layne disposed of Tecniwell to Alberto Battini (50%) and Paolo Trubini (50%), an employee of Tecniwell at the time of disposal. The transaction was a sale by Layne of all quotas representing 100% of the corporate capital of Tecniwell in exchange for $0.9 million. The purchase price for the quotas was paid in two equal payments. Layne received $0.5 million on October 31, 2014 and the remainder on January 22, 2015. The loss to Layne on the sale of the business was $0.8 million. This loss is included on the Consolidated Statements of Operations as a loss from discontinued operations.

Costa Fortuna

On July 31, 2014, Layne disposed of Costa Fortuna to Aldo Corda, the original owner and the then current manager of the business at the time of the disposal. The transaction was structured as a sale by Layne of all of the issued and outstanding shares of Holub, S.A., a Uruguay Sociedad Anonima, Costa Fortuna’s parent company, and its subsidiaries in exchange for $4.4 million, payable to Layne as described below.

In conjunction with the transaction, Layne acquired certain equipment with an estimated value of $2.1 million by reducing the intercompany receivable owed by Costa Fortuna. The remaining intercompany receivable due from Costa Fortuna was assigned as part of the transaction in exchange for $1.3 million.

The purchase price for the shares and remaining intercompany receivable is payable in future years, beginning with the year ended December 31, 2015, based on 33.33% of Costa Fortuna’s income before taxes for such year. The unpaid portion of the purchase price will accrue interest at the rate of 2.5% per annum. The unpaid balance of the purchase price, plus accrued interest, is due and payable to Layne on July 31, 2024. The loss to Layne on the sale of the business was $38.3 million. This loss is included on the Consolidated Statements of Operations as a loss from discontinued operations.

Prior to May 30, 2012 (the date of acquisition of the remaining 50% of Costa Fortuna), Layne accounted for Costa Fortuna using the equity method.  As such, operations prior to May 30, 2012 were not included in discontinued operations.

The major classes of assets and liabilities of Tecniwell and Costa Fortuna were as follows:

As of
January 31,
(in thousands)	2014
Major classes of assets
Cash	$4,104
Accounts receivable	9,916
Inventory	15,171
Other current assets	7,449
Total current assets - discontinued operations	36,640
Total other assets - discontinued operations	38,752
Total major classes of assets - discontinued operations	$75,392
Major classes of liabilities
Accounts payable	$8,402
Short-term borrowings	14,194
Other current liabilities	9,257
Total current liabilities - discontinued operations	31,853
Other long term liabilities - discontinued operations	1,186
Total major classes of liabilities - discontinued operations	$33,039

SolmeteX

Layne authorized the sale of its SolmeteX operations during the first quarter of FY 2014 as part of a strategic analysis of its businesses. As of April 30, 2013, Layne considered SolmeteX a discontinued operation and reflected it as such in the consolidated financial statements. On July 30, 2013, Layne completed the sale of its SolmeteX operations to a third party. Pursuant to the sale agreement, Layne received $750,000 in preferred units of SolmeteX, LLC and received $10.6 million of cash on August 1, 2013. The preferred units had a 4% yield accruing daily, compounded quarterly on the unreturned capital and unpaid preferred yield. Layne valued the units at $0.4 million based on the redemption timeline and the stated yield. These preferred units were recorded at their valuation amount on the Consolidated Balance Sheets as part of Other Assets. During the second quarter of FY 2014, the gain on the sale of the operation was $8.3 million and was included on the Consolidated Statements of Operations as income from discontinued operations.

In July 2014, Layne sold all of the preferred units of SolmeteX, LLC for $0.5 million, the then recorded valuation.

Energy

After weighing alternatives, during the second quarter of FY 2013, Layne authorized the sale of the Energy segment and entered into negotiations for the sale of substantially all of the Energy segment assets to a third party. As of July 31, 2012, Layne considered the Energy segment as a discontinued operation and reflected it as such in the consolidated financial statements. Layne recorded a loss of $32.6 million as of July 31, 2012, based on the difference between its carrying value as a continuing operation and the expected selling price, less costs to sell. The tax benefit related to this loss was $12.5 million.

On October 1, 2012, Layne completed the sale of all of the exploration and production assets of its Energy segment for $15.0 million. No additional loss on disposal of the net assets was recognized. Pursuant to the sale agreement, Layne received $13.5 million at the time of the sale and received $1.5 million in October 2013 upon termination of an indemnification escrow fund that was established at the closing of the sale. The sale agreement provides for additional proceeds of $2.0 million contingent on natural gas futures prices exceeding $5.25 per MMBTU for five months out of any given six consecutive months occurring during the 36 months following closing. The amount will be recorded as additional proceeds if the conditions are met.

The financial results of discontinued operations include an accrual of $3.9 million recorded in the fourth quarter of FY 2013 associated with certain litigation claims, related to the discontinued Energy segment, which were retained by Layne.

The financial results of the discontinued operations are as follows:

	Years Ended January 31,
(in thousands)	2015	2014	2013
Revenues	$32,555	$64,490	$70,220
(Loss) income before income taxes	(41,762)	5,186	(35,466)
Income tax (expense) benefit	(671)	(3,493)	14,425
Net (loss) income from discontinued operations	(42,433)	1,693	(21,041)

(16) Segments and Foreign Operations

Layne is a global solutions provider to the world of essential natural resources – water, minerals and energy. The Chief Operating Decision Maker (CODM) reviews operating results to determine the appropriate allocation of resources within the organization.  The CODM defines the operational and organizational structure into discrete segments based on its primary product lines.

Layne’s segments are defined as follows:

Water Resources

Water Resources provides its customers with every aspect of water supply system development and technology, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. The segment also brings new technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. Water Resources drill deep injection wells for industrial (primarily power) and municipal clients that need to dispose of wastewater associated with their processes. Water Resources provides water systems and services in most regions of the U.S.

Inliner

Inliner provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner® cured-in-place pipe (“CIPP”) which allows us to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Inliner now has the ability to supply both traditional felt based CIPP lining tubes cured with water or steam as well as fiberglass based lining tubes cured with ultraviolet light. While Inliner focuses on its Inliner CIPP, it is committed to full system renewal. Inliner also provides a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

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

Geoconstruction

Geoconstruction provides specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets around the globe. Geoconstruction has the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, it has extensive experience in completing complex and schedule-driven major underground construction projects. Geoconstruction provides services that are focused primarily on the foundation systems for dams/levees, tunnel shafts, utility systems, subways or transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems. Geoconstruction provides services in most regions of the U.S.

Mineral Services

Mineral Services conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. The service offerings include both exploratory (‘greenfield’) and definition (‘brownfield’) drilling. Global mining companies hire Mineral Services to extract samples from their sites that they analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if a minable mineral deposit exists on the site, the economic viability of mining the site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers water management expertise. The primary markets are in the western U.S., Mexico, Australia, South America and Africa. Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form its primary presence in this market.

Energy Services

Energy Services focuses its efforts to provide a closed loop water management solution to energy companies involved in hydraulic fracturing. The initial focus is in the water-stressed Permian Basin of West Texas, an oil provenance, where Energy Services is providing water sourcing, transfer and treatment. Layne’s expertise in water well drilling coupled with its flat-hose transfer solution from the water source to the well site where hydraulic fracturing occurs, followed by treatment of the produced water and then recapture and recycling that water for reuse in other hydraulic fracturing operations, provides a sustainable and environmentally responsible solution to energy companies operating in a part of the country which has significant water shortages and drought. The system is designed to have virtually no surface discharge of formation or produced and treated water. Energy Services provides services in most regions of the U.S.

Other

Other includes specialty and purchasing operations not included in one of the other segments.

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

	Years Ended January 31,
(in thousands)	2015	2014	2013
Revenues
Water Resources	$196,243	$175,875	$214,091
Inliner	175,001	148,384	133,256
Heavy Civil	207,036	267,192	278,131
Geoconstruction	77,032	26,242	78,045
Mineral Services	120,217	172,960	302,119
Energy Services	20,209	6,336	5,885
Other	19,179	19,936	11,509
Intersegment Eliminations	(17,316)	(18,580)	(9,112)
Total revenues	$797,601	$798,345	$1,013,924
Equity in (losses) earnings of affiliates
Geoconstruction	$3,390	$—	$3,872
Mineral Services	(2,002)	(2,974)	16,700
Total equity in (losses) earnings of affiliates	$1,388	$(2,974)	$20,572
Loss from continuing operations before income taxes
Water Resources	$14,356	$1,016	$(1,290)
Inliner	22,870	17,650	9,936
Heavy Civil	(21,502)	(7,781)	(32,308)
Geoconstruction	(4,443)	(24,810)	(4,127)
Mineral Services	(14,909)	(9,534)	49,406
Energy Services	(3,661)	(3,212)	(7,444)
Other	(55)	193	126
Unallocated corporate expenses	(49,788)	(42,957)	(36,009)
Interest expense	(13,707)	(7,132)	(3,301)
Total loss from continuing operations before income taxes	$(70,839)	$(76,567)	$(25,011)
Investment in affiliates
Geoconstruction	$1,847	$134	$384
Mineral Services	61,828	67,159	77,906
Total investment in affiliates	$63,675	$67,293	$78,290

	As of and Years Ended January 31,
(in thousands)	2015	2014	2013
Revenues by product line
Water systems	$207,363	$179,372	$219,693
Water treatment technologies	15,226	34,005	47,778
Sewer rehabilitation	175,001	148,384	133,256
Water and wastewater plant construction	142,261	157,590	129,446
Pipeline construction	49,026	77,497	108,408
Soil stabilization	79,135	38,328	112,509
Environmental and specialty drilling	6,393	7,543	7,246
Exploration drilling	108,060	150,695	249,247
Other	15,136	4,931	6,341
Total revenues by product line	$797,601	$798,345	$1,013,924
Geographic Information:
Revenues
United States	$717,216	$672,430	$832,839
Africa/Australia	25,982	42,909	88,888
South America	13,106	16,056	19,161
Mexico	38,436	58,260	69,970
Other foreign	2,861	8,690	3,066
Total revenues	$797,601	$798,345	$1,013,924
Depreciation and amortization
Water Resources	$9,997	$9,903	$8,126
Inliner	2,767	2,805	2,647
Heavy Civil	4,060	6,491	7,096
Geoconstruction	7,305	7,495	7,826
Mineral Services	18,187	23,321	25,950
Energy Services	2,533	1,283	550
Other	2,175	2,344	—
Corporate	2,259	2,660	5,376
Total depreciation and amortization	$49,283	$56,302	$57,571

	As of January 31,
(in thousands)	2015	2014
Assets
Water Resources	$101,330	$98,576
Inliner	76,071	67,384
Heavy Civil	94,283	99,963
Geoconstruction	50,240	55,682
Mineral Services	164,762	206,575
Energy Services	26,200	14,636
Other	6,127	6,947
Discontinued Operations	-	75,392
Corporate	26,500	21,463
Total assets	$545,513	$646,618

Property and equipment, net
United States	$127,951	$154,627
Africa/Australia	15,726	21,314
South America	4,882	5,931
Mexico	4,559	8,498
Other foreign	66	1,023
Total property and equipment, net	$153,184	$191,393

Capital Expenditures
Water Resources	$2,037	$2,864
Inliner	999	2,194
Heavy Civil	164	166
Geoconstruction	366	921
Mineral Services	2,855	7,741
Energy Services	7,454	7,732
Other	997	352
Discontinued operations	383	8,619
Corporate	634	4,460
Total capital expenditures	$15,889	$35,049

(17) Restructuring Costs

Layne commenced a restructuring plan (“Plan”) during the quarter ended July 31, 2014. The Plan involved, among other things, reductions in the global workforce, asset relocation or disposal and process improvements. The Plan was designed to achieve short and long-term cost reductions. As of January 31, 2015, the implementation Plan is substantially complete.  The accrued liability for costs associated with the restructuring was approximately $1.0 million as of January 31, 2015.

	Incurred as	Expected
	of January 31,	to be
	2015	incurred	Total
Water Resources
Severance and other personnel-related costs	$380	$—	$380
Other	55	—	55
Total Water Resources	$435	$—	$435
Heavy Civil
Severance and other personnel-related costs	$54	$—	$54
Other	—	—	—
Total Heavy Civil	$54	$—	$54
Mineral Services
Severance and other personnel-related costs	$200	$—	$200
Other	1,203	—	1,203
Total Mineral Services	$1,403	$—	$1,403
Energy Services
Severance and other personnel-related costs	$89	$—	$89
Other	—	—	—
Total Energy Services	$89	$—	$89
Unallocated Corporate
Severance and other personnel-related costs	$717	$—	$717
Other	—	50	50
Total Unallocated Corporate	$717	$50	$767
Total restructuring costs	$2,698	$50	$2,748

(18) Relocation

Layne moved into its new corporate headquarters in The Woodlands, Texas, a suburb of Houston in September 2013. The move involved most executive positions in Layne’s corporate leadership, as well as certain other management and staff positions. The relocation is now complete. Expenses of $1.8 million, $8.6 million and $2.7 million were incurred for FY 2015, FY 2014, FY 2013, respectively.  The expenses are included in selling, general and administrative expenses in the Consolidated Statements of Operations, and consist primarily of employee relocation costs, severance and employee retention arrangements.

(19) New Accounting Pronouncements

On April 7, 2015, The Financial Accounting Standards Board (“FASB”) issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”.  This guidance which is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset.  Layne does not believe adoption of the ASU will have a material effect on its financial statements.

On February 18, 2015, FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”.  This guidance which is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, changes the consolidation analysis required under U.S. GAAP for limited partnerships and other variable interest entities (“VIE”).  Layne does not believe that adoption of this ASU will have a material effect on its financial statements.

On August 27, 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under GAAP. Layne does not believe adoption of this ASU will have a material effect on its financial statements.

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payment When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period”. The guidance, which is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, contains explicit guidance on how to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. Layne does not believe adoption of this ASU will have a material effect on its financial statements.

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers” on May 28, 2014. The guidance, when announced was effective for annual reporting periods beginning after December 15, 2016.  On April 1, 2015, it was announced that a tentative decision had been reached by FASB to delay the implementation by a year.  This guidance defines the steps to recognize revenue for entities that have contracts with customers as well as requiring significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from such contracts. Early adoption of this guidance is not permitted. This guidance provides companies with a choice of applying it retrospectively to each reporting period presented or by recognizing the cumulative effect of applying it at the date of initial application (February 1, 2017 for Layne) and not adjusting comparative information. At this point, Layne is currently evaluating the requirements and has not yet determined the impact of this new guidance.

In April 2014, the FASB issued ASU 2014.08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU amends the definition of a discontinued operation and requires entities to provide additional disclosure about disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. Layne will adopt this ASU beginning February1, 2015 for any future discontinued operations.  Layne does not believe adoption of this ASU will have a material impact on its financial statements. Adoption will impact the additional disclosure required on future discontinued operations.

(20) Quarterly Results (Unaudited)

Unaudited quarterly results were as follows:

	2015
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$174,389	$206,403	$222,906	$193,903
Cost of revenues (exclusive of depreciation and amortization shown below)(1)	(151,731)	(176,101)	(185,459)	(169,268)
Depreciation and amortization	(12,648)	(13,246)	(11,967)	(11,422)
Net loss from continuing operations	(28,063)	(11,993)	(3,708)	(23,130)
Net loss	(26,751)	(54,960)	(4,486)	(23,130)
Net (income) loss attributable to noncontrolling interests	(976)	(69)	(18)	239
Net loss attributable to Layne Christensen Company	(27,727)	(55,029)	(4,504)	(22,891)
Basic loss per share - continuing operations(2)	(1.48)	(0.61)	(0.19)	(1.17)
Diluted loss per share - continuing operations(2)	(1.48)	(0.61)	(0.19)	(1.17)
Basic loss per share(2)	(1.41)	(2.80)	(0.23)	(1.17)
Diluted loss per share(2)	(1.41)	(2.80)	(0.23)	(1.17)
(1)

As discussed in Note 1 to the consolidated financial statements, Layne utilizes multiple methods of revenue recognition based on the nature of work performed. As a result, it is not practical to allocate a portion of depreciation and amortization to cost of revenues for the presentation of gross profit.

(2)

Loss per share was computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

	2014
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$211,916	$214,517	$201,978	$169,934
Cost of revenues (exclusive of depreciation, amortization, and impairment charges shown below)(1)	(177,981)	(178,094)	(166,313)	(143,907)
Depreciation and amortization	(14,082)	(14,086)	(14,055)	(14,079)
Impairment charges	—	(14,646)	—	—
Net loss from continuing operations	(23,567)	(78,854)	(15,235)	(12,088)
Net loss	(23,710)	(74,543)	(15,541)	(14,257)
Net income attributable to noncontrolling interests	(69)	(277)	(231)	(11)
Net loss attributable to Layne Christensen Company	(23,779)	(74,820)	(15,772)	(14,268)
Basic loss per share - continuing operations(2)	(1.21)	(4.03)	(0.79)	(0.62)
Diluted loss per share - continuing operations(2)	(1.21)	(4.03)	(0.79)	(0.62)
Basic loss per share(2)	(1.22)	(3.81)	(0.80)	(0.73)
Diluted loss per share(2)	(1.22)	(3.81)	(0.80)	(0.73)
(1)

As discussed in Note 1 to the consolidated financial statements, Layne utilizes multiple methods of revenue recognition based on the nature of work performed. As a result, it is not practical to allocate a portion of depreciation and amortization to cost of revenues for the presentation of gross profit.

(2)

Loss per share was computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

The fourth quarter of FY 2014 was impacted by changes in estimate of incentive compensation of $7.4 million as a result of the decrease in results from operations experienced during the year. These plans are discretionary in nature, subject to board approval. The expense was reduced in the fourth quarter as results for the year were reviewed by the executive team. Also in the fourth quarter of FY 2014, Layne modified its vacation policy resulting in a decrease in expense of $4.5 million as a change in estimate.

The second quarter of FY 2014 was impacted by a $14.6 million impairment charge which was recorded in Geoconstruction, representing the total carrying value of its goodwill. Layne reassessed its estimates of fair value of the goodwill of this segment as a result of continuing weakness as discussed in Note 5 to the consolidated financial statements. Based on this analysis, it was determined the carrying value of goodwill exceeded its fair value. Also in the second quarter of FY 2014, Layne recorded a $50.6 million valuation allowance on U.S. deferred tax assets as discussed in Note 9 to the consolidated financial statements. This allowance was recorded as a result of continued weakness in Mineral Services and Geoconstruction.

(21) Subsequent Events

As discussed in Note 7 to the consolidated financial statements, on March 2, 2015, Layne completed Exchange and Subscription Agreements with certain investors that currently hold approximately $55.5 million of Layne’s 4.25% Convertible Notes.  In these agreements, the investors agreed to (i) exchange the 4.25% Convertible Notes for approximately $49.9 million of 8.0% Convertible Notes and  (ii) purchase approximately $49.9 million aggregate principal amount of additional 8.0% Convertible Notes.  The amount of the accrued interest on the 4.25% Convertible Notes delivered by investors in the exchange will be credited to the cash purchase price payable by investors in the purchase of the 8.0% Convertible Notes.  The 8.0% Convertible Notes will bear interest at a rate of 8.0% per year, payable on May 1 and November 1 of each year, beginning on May 1, 2015.   See Note 7 to the consolidated financial statements for an additional discussion.   Layne expects to recognize a gain on extinguishment of debt in the quarter ending April 30, 2015.

Supplemental Information on Oil and Gas Producing Activities (Unaudited)

As further discussed in Note 15 to the consolidated financial statements, during FY 2013, Layne completed the sale of substantially all of the assets of its Energy segment. At January 31, 2015 and 2014, Layne had no oil and gas producing activities. Accordingly, the information presented below only includes information of its operations through the completion of the sale on October 1, 2012. Layne’s oil and gas activities were primarily conducted in the U.S.

Results of Operations for Oil and Gas Producing Activities

Results of operations relating to oil and gas producing activities are set forth in the following tables for the year ended January 31, 2013, on a dollar and per Mcf basis and include only revenues and operating costs directly attributable to oil and gas producing activities. General corporate overhead, interest costs, transportation of third party gas and other non-oil and gas producing activities are excluded. The income tax expense is calculated by applying statutory tax rates to the revenues after deducting costs, which include depletion allowances.

Year Ended
January 31,
(in thousands)	2013
Revenues	$7,420
Production taxes	(118)
Lease operating expenses	(4,282)
Depletion	(2,946)
Depreciation and amortization	(1,522)
Administrative expenses	(1,889)
Income tax benefit	1,302
Results of operations from producing activities (excluding corporate overhead and interest costs)	$(2,035)

Year Ended
January 31,
(per Mcf)	2013
Revenues	$2.47
Production taxes	(0.04)
Lease operating expenses	(1.42)
Depletion	(0.98)
Depreciation and amortization	(0.51)
Administrative expenses	(0.63)
Income tax benefit	0.43
Results of operations from producing activities (excluding corporate
overhead and interest costs)	$(0.68)

Schedule II: Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Allowance for customer receivables:
Fiscal year ended January 31, 2013	$8,141	$1,763	$—	$(2,688)	$7,216
Fiscal year ended January 31, 2014	7,216	1,101	—	(836)	7,481
Fiscal year ended January 31, 2015	7,481	2,539	—	(5,821)	4,199

Valuation allowance for deferred tax asset:
Fiscal year ended January 31, 2013	$11,084	$16	$—	$(1,746)	$9,354
Fiscal year ended January 31, 2014	9,354	69,114	(4,732)	(1,249)	72,487
Fiscal year ended January 31, 2015	72,487	44,618	(1,913)	(202)	114,990

Allowance for inventory:
Fiscal year ended January 31, 2013	$2,592	$767	$—	$(294)	$3,065
Fiscal year ended January 31, 2014	3,065	1,027	—	(1,680)	2,412
Fiscal year ended January 31, 2015	2,412	18	—	(811)	1,619

Item 9.	Changes in and Disagreements with

Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2015, conducted under the supervision and with the participation of Layne’s management, including the Principal Executive Officer and the Principal Financial Officer, Layne concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed by Layne in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Layne’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of Layne Christensen Company and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including our Principal Executive Officer and Principal Financial Officer, Layne conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

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

Based on the evaluation under the COSO Framework, management concluded that Layne’s internal control over financial reporting is effective as of January 31, 2015. Layne’s independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of Layne’s internal control over financial reporting as of January 31, 2015. The report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in Layne’s internal control over financial reporting during the three months ended January 31, 2015, that have materially affected, or are reasonably likely to materially affect, Layne’s internal control over financial reporting.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Layne Christensen Company

The Woodlands, Texas

We have audited the internal control over financial reporting of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2015 of the Company and our report dated April 13, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

April 13, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Layne’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2015, will contain, (i) under the caption “Election of Directors,” certain information relating to Layne’s directors and its Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) under the caption “Transactions with Management/Related Party Transactions,” certain information relating to Layne’s Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Executive officers of Layne are appointed by the Board of Directors for such terms as shall be determined from time to time by the Board, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal. The Board of Directors may delegate its authority to appoint executive officers to the President or Chief Executive Officer.

Set forth below are the name, age and position of each executive officer of Layne.

Name	Age	Position
Michael J. Caliel	55	President, Chief Executive Officer and Director
Andy T. Atchison	51	Senior Vice President and Chief Financial Officer
Steven F. Crooke	57	Senior Vice President, Chief Administrative Officer and General Counsel
Ronald Thalacker	53	Division President - Water Resources
Larry D. Purlee	67	Division President - Inliner
Leslie F. Archer	52	Division President - Heavy Civil
Mauro Chinchelli	68	Division President - Geoconstruction
Kevin P. Maher	55	Division President - Mineral Services
Kent Wartick	52	Division President - Energy Services

The business experience of each of the executive officers of Layne is as follows:

Michael J. Caliel was appointed President and Chief Executive Officer effective January 2, 2015. Mr. Caliel served as President and Chief Executive Officer of the Invensys Software and Industrial Automation Division of Invensys plc, an automations, controls and process solutions company. Mr. Caliel was employed by Invensys from December 2011 until July 2014. From July 2006 until June 2011, Mr. Caliel served as President, Chief Executive Officer and a Director of Integrated Electrical Services, a publicly held, national provider of electrical and communications solutions for the commercial, industrial and residential markets. From 1993 until June 2006, Mr. Caliel was employed by Invensys, where he served in a variety of senior management positions, including his most recent position as President of Invensys Process Systems. Prior to becoming President of Invensys Process Systems, he served as President of its North America and Europe, Middle East and Africa operations from 2001 to 2003.

Andy T. Atchison has served as Senior Vice President and Chief Financial Officer since August 1, 2014. Mr. Atchison served as Layne’s Controller from 1997 to June 2012. Thereafter, he continued to assist Layne in various accounting roles during the relocation of Layne’s headquarters to The Woodlands, Texas, until July 2013. Following his departure from Layne, Mr. Atchison provided consulting services to other companies on finance and accounting matters. Prior to working for Layne, Mr. Atchison worked for Deloitte and Touche LLP in various positions from 1985 to 1997. Mr. Atchison is a certified public accountant.

Steven F. Crooke was promoted to Senior Vice President, Chief Administrative Officer and General Counsel in December 2014. Prior to that, Mr. Crooke served as Senior Vice President, Secretary and General Counsel from 2006 to 2014. Mr. Crooke served as Vice President, Secretary and General Counsel from 2001 to 2006. For the period of June 2000 through April 2001, Mr. Crooke served as Corporate Legal Affairs Manager of Huhtamaki Van Leer. Prior to that, he served as Assistant General Counsel of the Company from 1995 to May 2000.

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

Leslie F. Archer became the President of Heavy Civil, a wholly-owned subsidiary of Layne which provides products and services to the water and wastewater industries, in June 2014. Mr. Archer served as Senior Vice President of Integrated Services within Heavy Civil from 2010 until 2014 and Vice President of Integrated Services from 2008 until 2010. Prior to that, Mr. Archer was Director of Design Build services from 2000 until 2010 within Heavy Civil.

Mauro Chinchelli has served as the President of Geoconstruction of Layne since August 2013. Mr. Chinchelli joined Layne in 2000 and became Executive Vice President of Geoconstruction in 2011 and was responsible for the Italian and Brazilian operations. Mr. Chinchelli has over 40 years of experience in the field of geoconstruction, including two patents and several publications in his name.

Kevin P. Maher has served as the President of Mineral Services of Layne since January 2013, when he joined Layne. Prior to joining the company, Mr. Maher ran his family business, which was acquired and successfully integrated into Boart Longyear. At Boart Longyear, Mr. Maher was the Eastern Regional Manager for Environment & Infrastructure. Most recently, he was Manager of Reverse Circulation & Mine Support Drilling Operations at Major Drilling America. Mr. Maher is an experienced executive with over 25 years of experience in the drilling industry.

Kent Wartick became the President of Energy Services since February 2013. Prior to that, Mr. Wartick served as Regional General Manger from February 2010 until being promoted to Vice President of Energy Services in November 2012.  Mr. Wartick has been with Layne since 1985. Over his 28 years of experience he has served as Sales Engineer, District Manager, General Manager and a Regional General Manager. He has extensive drilling, pump and construction industry experience.

Item 11.	Executive Compensation

Layne’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2015, will contain, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

Layne’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2015, will contain, under the captions “Ownership of Layne Christensen Common Stock” and “Equity Compensation Plan Information” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Layne’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2015, will contain, under the captions “Other Corporate Governance Matters,” and “Transactions with Management/Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

Layne’s Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 5, 2015, will contain, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements: The financial statements are listed in the index for Item 8 of this Form 10-K.

2.	Financial Statement Schedule: The applicable financial statement schedule is listed in the index for Item 8 of this Form 10-K.

3.	Exhibits: The exhibits filed with or incorporated by reference in this report are listed below:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Layne.

3.2	Amended and Restated Bylaws of Layne (effective as of April 15, 2014) (filed as Exhibit 3.1 to Layne’s Form 8-K filed April 16, 2014, and incorporated herein by this reference).

4.1	Specimen Common Stock Certificate (filed with Amendment No. 3 to Layne’s Registration Statement on Form S-1 (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference).

4.2

Credit Agreement, dated as April 15, 2014, among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association (“PNC Bank”), as Administrative Agent, Jefferies Finance, LLC, as Syndication Agent, Lead Arranger and Book Running Manager, PNC Bank and Wells Fargo Bank, N.A., as Co-Collateral Agents, and PNC Bank, as Swingline Lender and Issuing Bank  (filed as Exhibit 4.3 to Layne's Form 10-K for the fiscal year ended January 31, 2014, filed on May 1, 2014, and incorporated herein by this reference).

4.3

First Amendment to Credit Agreement, dated July 29, 2014, by and among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, Wells Fargo Bank, N.A. and JFIN Business Credit Fund I, LLC (filed as Exhibit 4.1 to Layne's Form 8-K filed on September 18, 2014, and incorporated herein by this reference).

4.4

Second Amendment to Credit Agreement, dated September 15, 2014, by and among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, Wells Fargo Bank, N.A. and JFIN Business Credit Fund I, LLC (filed as Exhibit 4.2 to Layne's Form 8-K filed on September 18, 2014, and incorporated herein by this reference).

4.5

Third Amendment to Credit Agreement, dated October 28, 2014, by and among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, Wells Fargo Bank, N.A. and JFIN Business Credit Fund I, LLC (filed as Exhibit 4.3 to Layne's Quarterly Report on Form 10-Q for the quarter ended October 31, 2014, and incorporated herein by this reference).

4.6

Fourth Amendment to Credit Agreement, dated January 30, 2015, by and among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, Wells Fargo Bank, N.A. and JFIN Business Credit Fund I, LLC (filed as Exhibit 4.4 to Layne's Form 8-K filed on March 2, 2015, and incorporated herein by reference).

4.7

Fifth Amendment to Credit Agreement, dated March 2, 2015, by and among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association, Wells Fargo Bank, N.A. and JFIN Business Credit Fund I, LLC (filed as Exhibit 4.5 to Layne's Form 8-K filed on March 2, 2015, and incorporated herein by reference).

4.8

Indenture relating to 4.25% Convertible Senior Notes due 2018, dated as of November 12, 2013, between Layne Christensen Company and U.S. Bank National Association, including the form of Global Note attached as Exhibit A thereto (filed as Exhibit 4.1 to Layne’s Form 8-K filed on November 12, 2013, and incorporated herein by reference).

4.9	Form of Exchange and Subscription Agreement, dated February 4, 2015.

Exhibit Number	Description

4.10	Form of Amendment to Exchange and Subscription Agreement dated February 27, 2015.

4.11	Notice Regarding the Issuance and Sale of 8.0% Senior Secured Second Lien Convertible Notes of Layne Christensen Company dated February 27, 2015.

4.12

Indenture relating to the 8.0% Second Lien Senior Secured Convertible Notes, dated as of March 2, 2015, among Layne Christensen Company, the guarantor parties thereto and U.S. Bank National Association, including the form of Global Note attached as Exhibit A thereto (filed as Exhibit 4.1 to Layne's Form 8-K filed on March 2, 2015, and incorporated herein by reference).

4.13

Security Agreement, dated as of March 2, 2015, among Layne Christensen Company, certain of its subsidiaries, as pledgers, and U.S. Bank National Association, ,as Collateral Agent (filed as Exhibit 4.2 to Layne's Form 8-K filed on March 2, 2015, and incorporated herein by reference).

4.14

Intercreditor and Subordination Agreement dated as of March 2, 2015, between PNC Bank, National Association and U.S. Bank National Association and acknowledged by the Company and the subsidiary guarantors (filed as Exhibit 4.3 to Layne's Form 8-K filed on March 2, 2015, and incorporated herein by reference).

*10.1

Form of Incentive Stock Option Agreement between Layne and Management of Layne (filed with Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 1996 (File No. 0-20578), as Exhibit 10(15) and incorporated herein by this reference).

*10.2

Form of Incentive Stock Option Agreement between Layne and Management of Layne effective February 1, 1998 (filed with Layne’s Form 10-Q for the quarter ended April 30, 1998 (File No. 0-20578) as Exhibit 10 and incorporated herein by reference).

*10.3

Form of Incentive Stock Option Agreement between Layne and Management of Layne effective April 20, 1999 (filed with Layne’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(2) and incorporated herein by reference).

*10.4

Form of Non-Qualified Stock Option Agreement between Layne and Management of Layne effective as of April 20, 1999 (filed with Layne’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference).

*10.5	Layne Christensen Company 2006 Equity Incentive Plan (as amended and restated) .

*10.6

Form of Incentive Stock Option Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (filed as Exhibit 4(e) to the Company’s Form S-8 (File No. 333-135683), filed July 10, 2006, and incorporated herein by this reference).

*10.7

Form of Nonqualified Stock Option Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(20) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009).

*10.8

Form of Nonqualified Stock Option Agreement between Layne and non-employee directors of Layne for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(21) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009).

*10.9

Form of Restricted Stock Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan, as amended effective January 23, 2008 (incorporated by reference to Exhibit 10(22) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009).

*10.10

Form of Restricted Stock Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (with performance vesting) (incorporated by reference to Exhibit 10(1) to Layne’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2009, filed on June 3, 2009).

*10.11

Form of Restricted Stock Agreement between Layne and non-employee directors of Layne for use with Layne’s 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(23) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009).

*10.12

Severance Agreement, dated March 13, 2008, by and between Steven F. Crooke and Layne Christensen Company (incorporated by reference to Exhibit 10.3 to Layne’s Current Report on Form 8-K filed March 19, 2008).

Exhibit Number	Description

*10.13

Severance Agreement dated March 13, 2008, by and between Jerry Fanska and Layne Christensen Company (incorporated by reference to Exhibit 10.4 to Layne’s Current Report on Form 8-K filed March 19, 2008).

*10.14

Layne Christensen Company Deferred Compensation Plan for Directors (Amended and Restated, effective as of January 1, 2009) (incorporated by reference to Exhibit 10(37) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009).

*10.15

Layne Christensen Company Key Management Deferred Compensation Plan (amended and restated, effective as of January 1, 2008) (incorporated by reference to Exhibit 10(38) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009).

*10.16

Severance Agreement, dated July 29, 2011, by and between Rene J. Robichaud and Layne Christensen Company (incorporated by reference to Exhibit 10.2 to Layne’s Current Report on Form 8-K filed August 1, 2011).

*10.17

Layne Christensen Company Executive Short-Term Incentive Plan (effective as of April 15, 2014) (filed as Exhibit 10.22 to Layne's Form 10-K for the fiscal year ended January 31, 2014, filed on May 1, 2014, and incorporated herein by this reference).

*10.18

Layne Christensen Company Long-Term Incentive Plan (effective as of April 15, 2014) (filed as Exhibit 10.23 to Layne's Form 10-K for the fiscal year ended January 31, 2014, filed on May 1, 2014, and incorporated herein by this reference).

*10.19

Form of Restricted Stock Unit Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (filed as Exhibit 10.2 to Layne’s Current Report on Form 8-K filed April 4, 2013, and incorporated herein by reference).

*10.20

Form of Performance Shares Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, and incorporated herein by reference).

*10.21

Offer Letter of Layne Christensen Company, accepted by David A.B. Brown, dated as of June 25, 2014 (filed as Exhibit 10.1 to Layne’s Form 8-K filed on June 25, 2014, and incorporated herein by reference).

10.22

General Agreement of Indemnity, dated September 2, 2014, by and between Layne Christensen Company, as Indemnitor, and Travelers Casualty and Surety Company of America, as the Company (filed as Exhibit 10.2 to Layne's Form 10-Q for the Fiscal Quarter ended July 31, 2014, filed on September 9, 2014, and incorporated herein by reference).

*10.23

Layne Christensen Company Division Incentive Compensation Plan, effective as of February 1, 2014 (filed as Exhibit 10.3 to Layne's Form 10-Q for the Fiscal Quarter ended July 31, 2014, filed on September 9, 2014, and incorporated herein by reference).

*10.24	Acceptance and Release in favor of the Company by Gernot Penzhorn dated January 23, 2015 (filed as Exhibit 10.1 to Layne's Form 8-K filed on January 23, 2015, and incorporated herein by reference).

*10.25	Letter Agreement between the Company and Gernot Penzhorn dated January 23, 2015 (filed as Exhibit 10.2 to Layne's Form 8-K filed on January 23, 2015, and incorporated herein by reference).

*10.26	Offer Letter, dated December 8, 2014, between the Company and Michael J. Caliel.

*10.27	Severance Agreement, dated December 8, 2014, between the Company and Michael J. Caliel.

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of Deloitte Auditores y Consultores Limitada.

23.3	Consent of Deloitte, Inc.

31.1	Section 302 Certification of Principal Executive Officer of Layne.

31.2	Section 302 Certification of Principal Financial Officer of Layne.

32.1	Section 906 Certification of Principal Executive Officer of Layne.

Exhibit Number	Description

32.2	Section 906 Certification of Principal Financial Officer of Layne.

95	Mine Safety Disclosures.

99.1	Financial statements of equity affiliate Geotec Boyles Bros., S.A.

99.2	Financial statements of equity affiliate Boyles Bros. Servicios Tecnicos Geologicos, S.A.

**	101.INS XBRL Instance Document

**	101.SCH XBRL Taxonomy Extension Schema Document

**	101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

**	101.DEF XBRL Taxonomy Extension Definition Linkbase Document

**	101.LAB XBRL Taxonomy Extension Label Linkbase Document

**	101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

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

Layne Christensen Company

By	/s/ Michael J. Caliel
Michael J. Caliel
President and Chief Executive Officer
Dated April 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/Michael J. Caliel	April 13, 2015
Michael J. Caliel President, Chief Executive Officer and Director (Principal Executive Officer)

/s/Andy T. Atchison	April 13, 2015
Andy T. Atchison Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

/s/David A. B. Brown	April 13, 2015
David A. B. Brown Director

/s/J. Samuel Butler	April 13, 2015
J. Samuel Butler Director

/s/Robert Gilmore	April 13, 2015
Robert Gilmore Director

/s/John T. Nesser III	April 13, 2015
John T. Nesser III Director

/s/Nelson Obus	April 13, 2015
Nelson Obus Director