Form 10-Q
period 2015-04-30
LAYNE CHRISTENSEN CO
filed 2015-06-09
CIK 888504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

There were 19,744,315 shares of common stock, $.01 par value per share, outstanding on May 29, 2015.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

Form 10-Q

For the QUARTERLY PERIOD ENDED APRIL 30, 2015

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
(in thousands)	2015	2015
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$56,610	$21,661
Customer receivables, less allowance of $4,424 and $4,199, respectively	118,422	110,779
Costs and estimated earnings in excess of billings on uncompleted contracts	85,296	93,014
Inventories	28,441	30,144
Deferred income taxes	667	376
Income taxes receivable	8,517	12,416
Restricted deposits-current	3,960	4,145
Other	9,275	10,170
Assets held for sale	1,356	1,823
Total current assets	312,544	284,528
Property and equipment:
Land	14,736	14,683
Buildings	39,529	38,717
Machinery and equipment	447,536	451,597
	501,801	504,997
Less - Accumulated depreciation	(355,727)	(351,813)
Net property and equipment	146,074	153,184
Other assets:
Investment in affiliates	62,941	63,675
Goodwill	8,915	8,915
Other intangible assets, net	3,555	3,845
Restricted deposits-long term	3,751	4,231
Deferred income taxes	683	704
Deferred financing fees, net	9,026	7,134
Long-term retainage	8,247	8,919
Other	10,812	10,378
Total other assets	107,930	107,801
Total assets	$566,548	$545,513

See Notes to Condensed Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	April 30,	January 31,
(in thousands, except per share data)	2015	2015
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$81,072	$82,556
Current maturities of long term debt	118	142
Accrued compensation	11,359	13,642
Accrued insurance expense	12,162	10,191
Other accrued expenses	32,670	29,764
Income taxes payable	8,473	8,112
Deferred income taxes	1,180	1,180
Billings in excess of costs and estimated earnings on uncompleted contracts	38,625	34,109
Total current liabilities	185,659	179,696
Noncurrent liabilities:
Convertible notes, net	161,689	110,055
Long-term debt	86	22,082
Accrued insurance expense	15,712	15,553
Deferred income taxes	5,104	4,945
Other	31,184	31,523
Total noncurrent liabilities	213,775	184,158
Stockholders' equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 21,239 and 20,121 shares issued and outstanding, respectively	212	201
Capital in excess of par value	363,694	370,048
Accumulated deficit	(178,366)	(171,807)
Accumulated other comprehensive loss	(18,870)	(17,227)
Total Layne Christensen Company stockholders' equity	166,670	181,215
Noncontrolling interests	444	444
Total stockholders' equity	167,114	181,659
Total liabilities and stockholders' equity	$566,548	$545,513

See Notes to Condensed Consolidated Financial Statements.

-Concluded-

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended April 30,
	(unaudited)
(in thousands, except per share data)	2015	2014
Revenues	$194,363	$174,389
Cost of revenues (exclusive of depreciation and amortization, shown below)	(160,676)	(151,731)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	(30,852)	(32,136)
Depreciation and amortization	(10,340)	(12,648)
Restructuring costs	(190)	—
Equity in earnings (losses) of affiliates	629	(66)
Gain on extinguishment of debt	4,236	—
Interest expense	(3,852)	(4,049)
Other income (expense), net	952	(66)
Loss from continuing operations before income taxes	(5,730)	(26,307)
Income tax expense	(829)	(1,756)
Net loss from continuing operations	(6,559)	(28,063)
Net income from discontinued operations	—	1,312
Net loss	(6,559)	(26,751)
Net income attributable to noncontrolling interests	—	(976)
Net loss attributable to Layne Christensen Company	$(6,559)	$(27,727)
Earnings per share information attributable to Layne Christensen shareholders:
Basic loss per share - continuing operations	$(0.33)	$(1.48)
Basic income per share - discontinued operations	—	0.07
Basic loss per share	$(0.33)	$(1.41)
Diluted loss per share - continuing operations	$(0.33)	$(1.48)
Diluted income per share - discontinued operations	—	0.07
Diluted loss per share	$(0.33)	$(1.41)
Weighted average shares outstanding - basic and dilutive	19,633	19,624

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months
	Ended April 30,
	(unaudited)
(in thousands)	2015	2014
Net loss	$(6,559)	$(26,751)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of tax (expense) benefit of $0 for 2015 and 2014)	(1,643)	2,689
Other comprehensive (loss) income	(1,643)	2,689
Comprehensive loss	(8,202)	(24,062)
Comprehensive income attributable to noncontrolling interests	—	(976)
Comprehensive loss attributable to Layne Christensen Company	$(8,202)	$(25,038)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

					Accumulated	Total Layne
			Capital In		Other	Christensen
	Common Stock		Excess of	Accumulated	Comprehensive	Company	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Deficit	(Loss) Income	Equity	Interest	Total
Balance February 1, 2014	19,914,976	$199	$367,461	$(61,656)	$(16,540)	$289,464	$1,239	$290,703
Net (loss) income	—	—	—	(27,727)	—	(27,727)	976	(26,751)
Other comprehensive income	—	—	—	—	2,689	2,689	—	2,689
Forfeiture of nonvested shares	(11,177)	—	—	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,240)	(1,240)
Share-based compensation	—	—	532	—	—	532	—	532
Balance April 30, 2014	19,903,799	$199	$367,993	$(89,383)	$(13,851)	$264,958	$975	$265,933
Balance February 1, 2015	20,120,607	$201	$370,048	$(171,807)	$(17,227)	$181,215	$444	$181,659
Net loss	—	—	—	(6,559)	—	(6,559)	—	(6,559)
Other comprehensive loss	—	—	—	—	(1,643)	(1,643)	—	(1,643)
Issuance of nonvested shares	1,128,053	11	(11)	—	—	—	—	—
Forfeiture of nonvested shares	(9,650)	—	—	—	—	—	—	—
Extinguishment of convertible notes	—	—	(8,006)	—	—	(8,006)	—	(8,006)
Share-based compensation	—	—	1,663	—	—	1,663	—	1,663
Balance April 30, 2015	21,239,010	$212	$363,694	$(178,366)	$(18,870)	$166,670	$444	$167,114

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months
	Ended April 30,
	(unaudited)
(in thousands)	2015	2014
Cash flow from operating activities:
Net loss	$(6,559)	$(26,751)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	10,340	13,923
Amortization of discount and deferred financing costs	1,087	2,123
Gain on extinguishment of debt	(4,236)	—
Deferred income taxes	(110)	(474)
Share-based compensation	1,663	532
Equity in (earnings) losses of affiliates	(629)	66
Dividends received from affiliates	1,363	978
Restructuring activities	(178)	—
Gain from disposal of property and equipment	(740)	(49)
Changes in current assets and liabilities:
Increase in customer receivables	(7,699)	(8,141)
Decrease (increase) in costs and estimated earnings in excess
of billings on uncompleted contracts	7,766	(7,921)
Decrease (increase) in inventories	1,522	(2,790)
Decrease in other current assets	3,765	2,401
Increase in accounts payable and accrued expenses	2,849	14,742
Increase in billings in excess of costs and
estimated earnings on uncompleted contracts	4,515	1,759
Other, net	(1,482)	(3,086)
Cash provided by (used in) operating activities	13,237	(12,688)
Cash flow from investing activities:
Additions to property and equipment	(2,187)	(3,357)
Proceeds from disposal of property and equipment	1,315	1,163
Deposit of cash into restricted accounts	—	(32,847)
Release of cash from restricted accounts	185	443
Cash provided by (used in) investing activities	(687)	(34,598)
Cash flow from financing activities:
Borrowing under revolving loan facilities	—	42,193
Repayments under revolving loan facilities	(22,131)	(4,374)
Net increase in notes payable	—	9
Proceeds from 8.0% convertible notes	49,950	—
Payment of debt issuance costs	(5,063)	(3,935)
Principal payments under capital lease obligation	(54)	(48)
Distribution to noncontrolling interests	—	(1,240)
Cash provided by financing activities	22,702	32,605
Effects of exchange rate changes on cash	(303)	890
Net increase in cash and cash equivalents	34,949	(13,791)
Cash and cash equivalents at beginning of period	21,661	35,013
Cash and cash equivalents at end of period	$56,610	$21,222

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

Fiscal Year – Layne’s fiscal year end is January 31. References to fiscal years (in the form of “FY2016”, etc.) are to the twelve months then ended.

Investment in Affiliated Companies – Investments in affiliates in which Layne has the ability to exercise significant influence, but does not hold a controlling interest over operating and financial policies, are accounted for by the equity method. Layne evaluates its equity method investments for impairment at least annually or when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

Principles of Consolidation – The Condensed Consolidated Financial Statements include the accounts of Layne and all of our subsidiaries where it exercises control. For investments in subsidiaries that are not wholly-owned, but where Layne exercises control, the equity held by the minority owners and their portions of net income (loss) are reflected as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

Presentation—Layne’s unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in Layne’s annual financial statements have been condensed or omitted.  These unaudited Condensed Consolidated Financial Statements should be read in conjunction with Layne’s consolidated financial statements included in Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“Annual Report”). Layne believes the unaudited Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  In the Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

As discussed further in Note 10 to  the Condensed Consolidated Financial Statements, Layne sold one of its businesses, Costa Fortuna, on July 31, 2014 and another one of its businesses, Tecniwell, on October 31, 2014, both previously reported in the Geoconstruction operating segment.  Amounts presented on the prior year Condensed Consolidated Statements of Operations related to these businesses have been reclassified to be presented as discontinued operations for the period presented.  Unless noted otherwise, discussion in these Notes to the Condensed Consolidated Financial Statements pertain to Layne’s continuing operations.

Business Segments – Layne reports its financial results under six reporting segments consisting of Water Resources, Inliner, Heavy Civil, Geoconstruction, Mineral Services and Energy Services.  On May 20, 2015, Layne entered into a definitive agreement to sell its Geoconstruction business segment.  See Note 14 to the Condensed Consolidated Financial Statements for additional disclosure related to our divestiture of our Geoconstruction business segment.  Layne also reports certain other smaller operations as “Other” and corporate activities under the title “Unallocated Corporate”.  Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, corporate and securities law, tax compliance, executive management and board of directors. Corporate assets are all assets not directly associated with a segment, and consist primarily of cash and deferred income taxes.

Use of and Changes in Estimates – The preparation of Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as Layne’s operating environment changes. While Layne believes that the estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements are appropriate, actual results could differ from those estimates.

Foreign Currency Transactions and Translation – In accordance with Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters”, gains and losses resulting from foreign currency transactions are included in the Condensed Consolidated Statements of Operations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income (loss). Monetary assets and liabilities are remeasured at period end exchange rates and nonmonetary items are measured at historical exchange rates.

The cash flows and financing activities of Layne’s Mexican and most of its African operations are primarily denominated in the U.S. dollar. Accordingly, these operations use the U.S. dollar as their functional currency.

Net foreign currency transaction losses for the three months ended April 30, 2015 and 2014 were $0.2 million and $0.1 million, respectively, and are recorded in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

Revenue Recognition—Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which the facts that caused the revision become known. Management focuses on evaluating the performance of contracts individually. In the ordinary course of business, but at least quarterly, Layne prepares updated estimates of cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Large changes in cost estimates on larger, more complex construction projects can have a material impact on the financial statements and are reflected in results of operations when they become known.

Layne records revenue on contracts relating to unapproved change orders and claims by including in revenue an amount less than or equal to the amount of the costs incurred by Layne to date for contract price adjustments that Layne seeks to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable.  The amount of unapproved change orders and claims revenues are included in its Condensed Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings on uncompleted contracts. When determining the likelihood of eventual recovery, Layne considers such factors as its experience on similar projects and its experience with the customer. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses become known. Layne determines when contracts such as these are completed based on acceptance by the customer.

Contracts for mineral exploration drilling services within Mineral Services are billable based on the quantity of drilling performed. Revenues for these drilling contracts are recognized in terms of the value of total work performed to date on the basis of actual footage or meterage drilled.

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

Inventories—Layne values inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of supplies and raw materials.  Supplies of $26.2 million and $27.8 million and raw materials of $2.2 million and $2.3 million were included in inventories in the Condensed Consolidated Balance Sheets as of April 30, 2015 and January 31, 2015, respectively.

Goodwill —In accordance with ASC Topic 350-20, “Intangibles – Goodwill and Other”, Layne is required to test for the impairment of goodwill on at least an annual basis. Layne conducts this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Layne believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or its strategies change, it is possible that Layne’s conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position and results of operations.

Other Long-lived Assets—Long-lived assets, including amortizable intangible assets, are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Factors we consider important which could trigger an impairment review include but are not limited to the following:

●	significant underperformance of assets;
●	significant changes in the use of the assets; and
●	significant negative industry or economic trends.

Layne believes at this time that the carrying values and useful lives of its long-lived assets continue to be appropriate.

Based on the extended downturns in the mineral and energy markets due to lower commodity prices, and the resulting declines in the actual and forecasted results during the quarter ended April 30, 2015, Layne reviewed the recoverability of the asset values of its long-lived assets in Mineral Services and Energy Services segments. Continued declines in the actual and forecasted results during the quarter ended April 30, 2015 in Heavy Civil also triggered the review for recoverability of the asset values of its long-lived assets in the Heavy Civil segment. No impairments were indicated by such analyses as of April 30, 2015.

Cash and Cash Equivalents—Layne considers investments with an original maturity of three months or less when purchased to be cash equivalents. Layne’s cash equivalents are subject to potential credit risk. Its cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits – Restricted deposits consist of amounts associated with certain letters of credit for on-going projects.

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

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at April 30, 2015 and January 31, 2015, because of the relatively short maturity of those instruments. See Note 6 to the Condensed Consolidated Financial Statements for other fair value disclosures.

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

Share-based Compensation—Layne recognizes the cost of all share-based instruments in the financial statements using a fair-value measurement of the associated costs. The fair value of service-based share-based compensation granted in the form of stock options is determined using a lattice valuation model and for certain market-based awards the fair value was determined using the Monte Carlo simulation model.

Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

Income (loss) Per Share—Income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For periods in which Layne recognizes losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which Layne recognizes net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (as defined in Note 3 to the Condensed Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method.  Options to purchase 1.1  million shares have been excluded from weighted average shares in the three months ended April 30, 2015 and 2014, as their effect was antidilutive. A total of 1.6 million and 0.2  million nonvested shares have been excluded from weighted average shares in the three months ended April 30, 2015 and 2014, respectively, as their effect was antidilutive.

Supplemental Cash Flow Information—The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Three Months
	Ended April 30,
(in thousands)	2015	2014
Income taxes paid, net of refunds	$(3,431)	$210
Interest	2,680	532
Noncash investing and financing activities:
Exchange of 4.25% convertible notes for 8.0% convertible notes	55,500	—
Accrued capital additions	1,044	1,090

New Accounting Pronouncements— On April 7, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs”.  This guidance which is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset.  As of April 30, 2015 and January 31, 2015, Layne has deferred financing fees of $9.0 million and $7.1 million, respectively. Layne does not believe adoption of the ASU will have a material effect on its financial statements.

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

2. Goodwill and Other Intangible Assets

As of April 30, 2015 and January 31, 2015, Layne had $8.9 million of goodwill on the Condensed Consolidated Balance Sheets. The goodwill is all attributable to the Inliner reporting segment.

Other intangible assets consist of the following:

	April 30, 2015			January 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$6,260	$(3,784)	14	$6,260	$(3,670)	14
Patents	905	(559)	12	905	(548)	12
Software and licenses	1,458	(1,255)	3	1,458	(1,134)	3
Non-competition agreements	680	(510)	6	680	(482)	6
Other	966	(606)	22	966	(590)	22
Total intangible assets	$10,269	$(6,714)		$10,269	$(6,424)

Total amortization expense for other intangible assets was $0.3 million and $0.4 million for the three months ended April 30, 2015 and 2014, respectively.

3. Indebtedness

Debt outstanding as of April 30, 2015, and January 31, 2015, was as follows:

	April 30,	January 31,
(in thousands)	2015	2015
4.25% Convertible Notes	$61,791	$110,055
8.0% Convertible Notes	99,898	—
Asset-based facility	—	21,964
Capitalized lease obligations	212	270
Less amounts representing interest	(8)	(10)
Total debt	161,893	132,279
Less current maturities of long-term debt	(118)	(142)
Total long-term debt	$161,775	$132,137

Asset-based Revolving Credit Facility

On April 15, 2014, Layne entered into a five-year $135.0 million senior secured asset-based facility, of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings.

The asset-based facility was amended on July 29, 2014, September 15, 2014, October 28, 2014 and January 23, 2015, to (1) permit the dispositions of Costa Fortuna and Tecniwell, businesses within the Geoconstruction segment, (2) restrict prepayment of indebtedness subordinate to the asset-based facility to certain permitted refinancings of such indebtedness, (3) change the thresholds and any applicable grace period for when a Covenant Compliance Period will commence, as described below, (4) impose certain other additional monthly reporting requirements, and (5) to provide additional security interests in certain assets to surety providers through equipment utilization agreements, which also provide for use of the specified assets by the surety providers under certain circumstances.  An additional reserve was established based on the value of the assets subject to the equipment utilization agreements (which is listed as the “equipment reserve” in the definition of borrowing based below).  The amendments fixed the applicable margin at 3.25% for LIBOR rate loans and 2.25% for alternate base rate loans until the fixed charge coverage ratio (measured on a trailing four fiscal quarter period) is at least 1.0 to 1.0 for two consecutive fiscal quarters, at which time the applicable margin will revert to being determined based on usage of the asset-based facility.

The asset-based facility was further amended on March 2, 2015 to permit the issuance of the 8.0% Senior Secured Second Lien Convertible Notes (“8.0% Convertible Notes”) in the offering described below, the exchange of a portion of the 4.25% Convertible Notes in the related Exchange and the grant of the subordinated liens securing the 8.0% Convertible Notes issued in the offering. In addition, the amendment, among other things:

●

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

●	increased the applicable interest rate margin under the asset-based facility agreement by 0.5%;
●

increased the quarterly commitment fee on unused commitments from 0.375% to 0.5% if the daily average Total Revolving Exposure (as defined in the asset-based facility agreement) during the quarter exceeds 50% of the Total Revolving Commitments (as defined in the asset-based facility agreement);

●	eliminated any of Layne’s owned real estate from the borrowing base, which accounted for approximately $4.2 million of Layne’s borrowing base at the time of such amendment;
●	requires the delivery of a monthly forecast of cash flows for the following 13-weeks;
●

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

●

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

The asset-based facility, as amended in March 2015, permits Layne to make certain voluntary prepayments, payments, repurchases or redemptions, retirements, defeasances or acquisitions for value of the 8.0% Convertible Notes if the following payment conditions are satisfied:

●	there is no default before or after such action;

●

thirty-Day Excess Availability and Excess Availability (each as defined in the asset-based facility agreement) on a pro forma basis is equal to or exceeds the greater of (A) 22.5% of the Total Availability and (B) $30.0 million; and

●	Layne has on a pro forma basis a Consolidated Fixed Charge Coverage Ratio of not less than 1.1:1.0.

     Availability under the asset-based facility is currently the lesser of (i) $120.0 million and (ii) the borrowing base (as defined in the asset-based facility agreement). The borrowing base is generally defined as:

●	85% of book value of eligible accounts receivables (other than unbilled receivables), plus
●	60% of eligible unbilled receivables, plus
●	equipment availability, minus
●	the supplemental reserve, minus
●	the equipment reserve, minus
●	any additional reserves established from time to time by the co-collateral agents.

As of April 30, 2015, the borrowing base under the asset-based facility was approximately $94.7 million, with $33.0 million of letters of credit and no borrowings outstanding, resulting in Excess Availability (described below) of $61.7 million.

The balance sheet classification of the borrowings under the asset-based facility has been determined in accordance with ASC Topic 470-10-45, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement”. Accordingly, the borrowings have been classified as a long-term liability in the accompanying Condensed Consolidated Balance Sheets.

The asset-based facility is guaranteed by Layne’s direct and indirect wholly owned domestic subsidiaries, subject to certain exceptions described in the asset-based facility.  The obligations under the asset-based facility are secured by a lien on substantially all of the assets of Layne and the subsidiary guarantors, subject to certain exceptions described in the asset-based facility, including a pledge of up to 65% of the equity interests of Layne’s first tier foreign subsidiaries.

Advances under the asset-based facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or event of default. Future advances may be used for general corporate and working capital purposes, and to pay fees and expenses associated with the asset-based facility.

Pursuant to the asset-based facility agreement, the revolving loans will bear interest, at either:

●

the alternate base rate plus the applicable margin. The alternate base rate is equal to the highest of (a) the base rate, (b) the sum of the Federal Funds Open rate plus 0.5%, and (c) the sum of the Daily LIBOR rate plus 1%, or

●	the LIBOR rate (as defined in the asset-based facility agreement) for the interest period in effect for such borrowing plus the applicable margin.

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

Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

●	for a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $25.0 million, and

●	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA (as defined in the asset-based facility) minus the sum of:

•	capital expenditures,

•	cash interest expense,

•	any regularly scheduled amortized principal payments on indebtedness,

•	cash taxes, and

•

any amount in excess of $10.0 million paid with respect to the FCPA investigation. (As disclosed in Note 11 to the Condensed Consolidated Financial Statements, Layne has paid the settlement amounts during the fourth quarter of FY2015 in connection with the closure of the FCPA investigation.)

   If Excess Availability is less than the greater of 17.5% of Total Availability or $25.0 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $25.0 million for a period of 30 consecutive days.  Layne must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period.  We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during each of the four fiscal quarters ending April 30, 2015 nor, for the fiscal quarters ending July 31, 2014 and January 31, 2015, with respect to the maximum first lien leverage ratio.

The asset-based facility also contains a subjective acceleration clause that can be triggered if the lenders determine that Layne has experienced a material adverse change. If triggered by the lenders, this clause would create an Event of Default (as defined in the asset-based facility agreement), which in turn would permit the lenders to accelerate repayment of outstanding obligations.

In general, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all of Layne’s funds received on a daily basis will be applied to reduce amounts owing under the asset-based facility. Based on current projections Layne does not anticipate being in a Covenant Compliance Period during the next twelve months.

  If an Event of Default (as defined in the asset-based facility agreement) occurs and is continuing, the interest rate under the asset-based facility will increase by 2% per annum and the lenders may accelerate all amounts owing under the asset-based facility. Defaults under the asset-based facility, include (but are not limited to) the following:

●	non-payment of principal, interest, fees and other amounts under the asset-based facility,
●	failure to comply with any of the negative covenants, certain of the specified affirmative covenants or other covenants under the asset-based facility,
●	failure to pay certain indebtedness when due,
●	specified events of bankruptcy and insolvency,
●	one or more judgments of $5.0 million not covered by insurance and not paid within a specified period, and
●	a change in control as defined in the asset-based facility.

Because Excess Availability currently is, and is expected to be for the next twelve months, sufficient not to trigger a Covenant Compliance Period, Layne is and anticipates being in compliance with the applicable debt covenants associated with the asset-based facility for the next twelve months.

4.25% Convertible Senior Notes due 2018

In the fourth quarter of FY2014, Layne issued $125.0 million of 4.25% Convertible Notes due 2018 (“4.25% Convertible Notes”) pursuant to an indenture dated November 12, 2013 between Layne and U.S. Bank National Association, as trustee (the “Indenture”). The 4.25% Convertible Notes are senior, unsecured obligations of Layne. The 4.25% Convertible Notes will be convertible, at the option of the holders, into consideration consisting of, at Layne’s election, cash, shares of Layne’s common stock, or a combination of cash and shares of Layne’s common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018. However, before May 15, 2018, the 4.25% Convertible Notes will not be convertible except in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of Layne’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the consecutive five business day period immediately after any five consecutive trading day period (the five consecutive trading day period being referred to as the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 4.25% Convertible Notes, as determined following a request by a holder of the 4.25% Convertible Notes in the manner required by the Indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Layne’s common stock and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; and (4) if Layne has called the 4.25% Convertible Notes for redemption. As of April 30, 2015, the if-converted value did not exceed its principal amount.

The 4.25% Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate is 43.6072 shares of Layne’s common stock per $1,000 principal amount of the 4.25% Convertible Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of Layne’s common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, Layne may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including Layne’s calling the 4.25% Convertible Notes for redemption.

On and after November 15, 2016, and prior to the maturity date, pursuant to the Indenture, Layne may redeem all, but not less than all, of the 4.25% Convertible Notes for cash if the sale price of Layne’s common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date Layne delivers notice of the redemption. The redemption price will equal 100% of the principal amount of the 4.25% Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 4.25% Convertible Notes will have the right, at their option, to require Layne to repurchase their 4.25% Convertible Notes in cash at a price equal to 100% of the principal amount of the 4.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

If any amount payable on a 4.25% Convertible Note (including principal, interest, a fundamental change repurchase or a redemption) is not paid by Layne when it is due and payable, such amount will accrue interest at a rate equal to 5.25% per annum from such payment date until paid.

Layne is currently in compliance and expects to be in compliance with the debt covenants associated with the 4.25% Convertible Notes for the next twelve months.

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

On March 2, 2015, Layne exchanged approximately $55.5 million aggregate principal amount of its 4.25% Convertible Notes for approximately $49.9 million aggregate principal amount of its 8.0% Convertible Notes (described further below). In accordance with the derecognition guidance for convertible instruments in an exchange transaction under ASC Topic 470-20, the fair value of the 8.0% Convertible Notes (“the exchange consideration”) and the transaction costs incurred were allocated between the liability and equity components of the 4.25% Convertible Notes. Of the $49.9 million exchange consideration, $42.1 million, which represents the fair value of the 4.25% Convertible Notes immediately prior to its derecognition, was allocated to the extinguishment of the liability component. Transaction costs of $0.9 million were also allocated to the liability component. As a result, Layne recognized a gain on extinguishment of debt of $4.2 million. The remaining $7.8 million of the exchange consideration and $0.2 million of transaction costs were allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

The following table presents the carrying value of the 4.25% Convertible Notes as of April 30, 2015 (in thousands):

Carrying amount of the equity conversion component	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500
Unamortized debt discount (1)	(7,709)
Net carrying amount	$61,791

(1)	As of April 30, 2015, the remaining period over which the unamortized debt discount will be amortized is 42 months using an effective interest rate of 9%.

8.0 % Senior Secured Second Lien Convertible Notes

On March 2, 2015, Layne completed its offering of approximately $100.0 million aggregate principal amount of 8.0% Convertible Notes.  The 8.0% Convertible Notes were offered at par to certain investors that held approximately $55.5 million of Layne’s 4.25% Convertible Notes due 2018 pursuant to terms in which the investors agreed to (i) exchange the 4.25% Convertible Notes owned by them for approximately $49.9 million of the 8.0% Convertible Notes and (ii) purchase approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes at a cash price equal to the principal amount thereof.  The amount of accrued interest on the 4.25% Convertible Notes delivered by the investors in the exchange was credited to the cash purchase price payable by the investors in the purchase.

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

In addition, upon the occurrence of a “fundamental change” (as defined in the 8.0% Convertible Notes Indenture), holders of the 8.0% Convertible Notes will have the right, at their option, to require Layne to repurchase their 8.0% Convertible Notes in cash at a price equal to 100% of the principal amount of the 8.0% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 8.0% Convertible Notes Indenture permits Layne to reinvest the net proceeds from “asset sales” (as defined in the 8.0% Convertible Notes Indenture).  Any such reinvestments are subject to the criteria and time periods in the 8.0% Convertible Notes Indenture.  Any net proceeds from “asset sales” that are not reinvested constitute “excess proceeds” (as defined in the 8.0% Convertible Notes Indenture), provided, that the first $50.0 million of net proceeds received from “asset sales” during the first 270 days after the issue date are excluded from the definition of “excess proceeds”.  When the aggregate amount of “excess proceeds” exceeds $10.0 million, Layne must, within 30 days, make an offer to all holders of the 8.0% Convertible Notes and holders of certain other pari passu debt obligations of the Company (together, the “Qualifying Indebtedness”) to repurchase the Qualifying Indebtedness up to the maximum amount of the available “excess proceeds”.  The Qualifying Indebtedness repurchase price will equal 100% of the principal amount plus any accrued and unpaid interest to, but excluding the repurchase date.  The holders of the Qualifying Indebtedness may, at their option, elect to accept the repurchase offer.  If the aggregate amount of Qualifying Indebtedness tendered for repurchase exceeds the amount of “excess proceeds”, the Qualifying Indebtedness tendered will be repurchased on a pro rata basis.  Layne may use any “excess proceeds” remaining as a result of an insufficient amount of Qualifying Indebtedness being tendered for repurchase for any purpose not otherwise prohibited by the 8.0% Convertible Notes Indenture.

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

If any amount payable on a 8.0% Convertible Note (including principal, interest, a fundamental change repurchase or a redemption) is not paid by Layne when it is due and payable, such amount will accrue interest at a rate equal to 9.0% per annum from such payment date until paid.

In accordance with guidance in ASC Topic 815-15, Layne determined that the embedded conversion components and other embedded derivatives of the 8.0% Convertible Notes do not require bifurcation and separate accounting. Layne accounted for the 8.0% Convertible Notes as debt with conversion features that are not beneficial under ASC Topic 470-20. Accordingly, all the proceeds from the issuance of the 8.0% Convertible Notes are recorded as a liability on the Company’s Condensed Consolidated Balance Sheets.

4. Other Income, Net

Other income, net consisted of the following for the three months ended April 30, 2015 and 2014:

	Three Months
	Ended April 30,
(in thousands)	2015	2014
Gain from disposal of property and equipment	$740	$37
Interest income	272	7
Currency exchange loss	(229)	(62)
Other	169	(48)
Total	$952	$(66)

     Gain from the disposal of property and equipment of $0.7 million for the three months ended April 30, 2015 relates to the sale of non-core assets.

Interest income of $0.3 million for the three months ended April 30, 2015 mainly relates to interest on the note receivable arising from the sale of Costa Fortuna.

5. Income Taxes

Income tax expense for continuing operations of $0.8 million was recorded in the three months ended April 30, 2015, compared to $1.8 million for the same period last year. Layne recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three months ended April 30, 2015.  The effective tax rates for continuing operations for the three months ended April 30, 2015 was (14.5)% compared to (6.7) % for the same period last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the period on current year losses.

After valuation allowances, Layne maintains no domestic net deferred tax assets and $1.0 million of deferred tax assets from various foreign jurisdictions where management believes that realization is more likely than not. Layne’s foreign subsidiaries will need to generate taxable income of approximately $3.4 million in their respective jurisdictions where the deferred tax assets are recorded in order to fully realize the deferred tax asset.  Management will continue to evaluate all of the evidence in future quarters and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude Layne from using its loss carryforwards or utilizing other deferred tax assets in the future.

As of April 30, 2015, and January 31, 2015, the total amount of unrecognized tax benefits recorded was $12.7 million and $13.0 million, respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $7.9 million due to settlements of audit issues. Layne classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Layne reports income tax-related interest and penalties as a component of income tax expense. As of April 30, 2015, and January 31, 2015, the total amount of liability for income tax-related interest and penalties was $8.7 million and $8.5 million, respectively.

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

Layne’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Layne’s financial instruments held at fair value are presented below as of April 30, 2015, and January 31, 2015:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
April 30, 2015
Financial Assets:
Current restricted deposits held at fair value	$3,960	$3,960	—	—
Long term restricted deposits held at fair value	3,751	3,751	—	—
Financial Liabilities:
Contingent earnout of acquired businesses(1)	—	—	—	—
January 31, 2015
Financial Assets:
Current restricted deposits held at fair value	$4,145	$4,145	—	—
Long term restricted deposits held at fair value	4,231	4,231	—	—
Financial Liabilities:
Contingent earnout of acquired businesses(1)	—	—	—	—

(1)

The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach. Key assumptions include a discount rate of 41.2% and annual revenues of the acquired business, Intevras Technologies, LLC, ranging from $1.5 million to $6.1 million over the life of the earnout. The business was acquired in July 2010. The contingent earnout expires in July 2015. On July 31, 2012, the contingent earnout was reassessed and, based on estimates of the likelihood of future revenues subject to the earnout provisions, assigned no value. The conclusions have not changed as of April 30, 2015.

Other Financial Instruments

Layne uses the following methods and assumptions in estimating the fair value disclosures for its other financial instruments:

Cash – The carrying amounts that Layne has reported in the accompanying Condensed Consolidated Balance Sheets for cash approximate their fair values and are classified as Level 1 within the fair value hierarchy.

Short-term and long-term debt, other than the Convertible Notes – The fair value of debt instruments is classified as Level 2 within the fair value hierarchy and is valued using a market approach based on quoted prices for similar instruments traded in active markets. Where quoted prices are not available, the income approach is used to value these instruments based on the present value of future cash flows discounted at estimated borrowing rates for similar debt instruments or on estimated prices based on current yields for debt issues of similar quality and terms.

The following table summarized the carrying values and estimated fair values of the long-term debt:

	April 30, 2015		January 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Convertible Notes(1)
4.25% Convertible Notes	$61,791	$53,654	110,055	98,438
8.0% Convertible Notes	99,898	83,665	—	—
Asset-based facility	—	—	21,964	21,964

(1)	The Convertible Notes are measured on a non-recurring basis using Level 1 inputs based upon observable quoted prices of the 4.25% Convertible Notes and the 8.0% Convertible Notes.

In accordance with ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we assess the fair value of certain non-financial assets on a non-recurring basis when there is an indicator that the carrying value of the assets may not be recoverable.  Using an undiscounted cash flow model indicated that the carrying value of property and equipment in the Energy Services segment may not be fully recoverable as of April 30, 2015 and January 31, 2015.  Further analysis based on the fair value of the property and equipment determined that no impairment charges were necessary for the three months ended April 30, 2015 and the fiscal year ended January 31, 2015.   The fair value of the property and equipment was based on the orderly liquidation value of the property and equipment, which we consider a Level 2 fair value measurement.  As of April 30, 2015, property and equipment with a carrying value of $17.9 million was considered to have a fair value of $18.4 million. As of January 31, 2015, property and equipment with a carrying value of $18.5 million was considered to have a fair value of $19.1 million.

7. Stock and Stock Option Plans

Layne has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2015, there were 328,379 shares which remained available to be granted under the plans. Layne has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. Layne granted 154,372 restricted stock units and 973,681 performance vesting restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the three months ended April 30, 2015.  The grants consist of both service-based awards and market-based awards.

Layne recognized compensation cost for these share-based plans of $1.7 million and $0.5 million for the three months ended April 30, 2015 and 2014, respectively. Of these amounts, $1.3 million and $0.2 million, respectively, related to nonvested stock. The total income tax benefit recognized for share-based compensation arrangements was $0.7 million and $0.2 million for the three months ended April 30, 2015 and 2014, respectively.

A summary of nonvested share activity for the three months ended April 30, 2015, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2015	487,292	$14.86	$3,942
Granted - Director's restricted stock units	24,085	5.19
Granted - Restricted stock units	130,287	5.25
Granted - Performance vesting shares	973,681	2.81
Vested	—	—
Canceled	—	—
Forfeitures	(9,650)	17.19
Nonvested stock at April 30, 2015	1,605,695	$6.61	$10,790

Transactions for stock options for the three months ended April 30, 2015, were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2015	1,015,514	$21.15	6.6	$—
Granted	93,168	5.19
Expired	—
Forfeited	—
Outstanding at April 30, 2015	1,108,682	$19.81	6.7	$143
Exercisable at February 1, 2015	653,978	$24.46	5.2	—
Exercisable at April 30, 2015	789,415	$22.01	5.7	$143

All options were granted at an exercise price equal to the fair market value of Layne’s common stock at the date of the grant. The weighted average fair value at the date of grant for the options granted was $1.61 for the three months ended April 30, 2015. The fair value was based on an expected life of approximately three years, no dividend yield, an average risk-free rate of 0.73% and assumed volatility of all options outstanding was expected to be 52.45%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

8. Investment in Affiliates

Layne’s investments in affiliates are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies. Investment in affiliates may include other construction joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries, if applicable, and the percentages directly and indirectly owned by Layne are as follows as of April 30, 2015:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on Layne’s investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months
	Ended April 30,
(in thousands)	2015	2014
Income statement data:
Revenues	$41,808	$47,961
Gross profit	6,789	6,580
Operating income	2,653	1,118
Net income (loss)	1,239	(105)

9. Operating Segments

Layne is a global solutions provider to the world of essential natural resources – water, minerals and energy. Management defines the Company’s operational organizational structure into discrete segments based on its primary product lines.

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

Inliner

Inliner provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner® cured-in-place pipe (“CIPP”) which allows it to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Inliner has the ability to supply both traditional felt-based CIPP lining tubes cured with water or steam as well as a fiberglass-based lining tubes cured with ultraviolet light. Inliner is somewhat unique in that the technology itself, the liner tube manufacturer and the largest installer of the Inliner CIPP technology are all housed within Layne’s family of companies. While Inliner focuses on our proprietary Inliner CIPP, it is committed to full system renewal. Inliner provides a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

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

Geoconstruction

Geoconstruction provides specialized geotechnical foundation construction services to the heavy civil, industrial, commercial and private construction markets. Geoconstruction has the expertise and equipment to provide the most appropriate deep foundation system, ground improvement and earth support solution to be applied given highly variable geological and site conditions. In addition, it offers extensive experience in successful completion of complex and schedule-driven major underground construction projects. Geoconstruction provides services that are focused primarily on the foundation systems for dams/levees, tunnels, shafts, utility systems, subways and other transportation systems, commercial building and port facilities. Services offered include jet grouting, structural diaphragm and slurry cutoff walls, cement and chemical grouting, drilled piles, ground improvement and earth retention systems. Geoconstruction provides services in most regions of the U.S. On May 20, 2015, Layne entered into a definitive agreement to sell its Geoconstruction business segment.  See Note 14 to the Condensed Consolidated Financial Statements.

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

	Three Months
	Ended April 30,
(in thousands)	2015	2014
Revenues
Water Resources	$51,815	$43,126
Inliner	48,020	33,483
Heavy Civil	47,327	49,418
Geoconstruction	20,092	15,744
Mineral Services	23,306	29,488
Energy Services	3,791	2,828
Other	4,253	3,943
Intersegment eliminations	(4,241)	(3,641)
Total revenues	$194,363	$174,389

Equity in earnings (losses) of affiliates
Geoconstruction	$737	$—
Mineral Services	(108)	(66)
Total equity in earnings (losses) of affiliates	$629	$(66)

Income (loss) from continuing operations before income taxes
Water Resources	$3,784	$1,825
Inliner	5,362	4,843
Heavy Civil	(1,582)	(8,580)
Geoconstruction	342	(930)
Mineral Services	(2,321)	(3,799)
Energy Services	(968)	(726)
Other	365	120
Unallocated corporate expenses	(11,096)	(15,011)
Gain on extinguishment of debt	4,236	—
Interest expense	(3,852)	(4,049)
Total loss from continuing operations before income taxes	$(5,730)	$(26,307)

Product Line Revenue Information
Water systems	$52,509	$44,429
Water treatment technologies	3,710	3,799
Sewer rehabilitation	48,020	33,483
Water and wastewater plant construction	33,723	32,043
Pipeline construction	10,190	13,461
Soil stabilization	20,562	16,602
Environmental and specialty drilling	1,383	1,691
Exploration drilling	21,064	26,675
Other	3,202	2,206
Total revenues	$194,363	$174,389

Geographic Information
Revenue
United States	$181,138	$154,034
Africa/Australia	4,090	5,292
South America	1,910	3,684
Mexico	6,661	10,614
Other foreign	564	765
Total revenues	$194,363	$174,389

10. Discontinued Operations

Tecniwell

On October 31, 2014, Layne disposed of Tecniwell to Alberto Battini (50%) and Paolo Trubini (50%), an employee of Tecniwell at the time of disposal.  The transaction was a sale by Layne of all quotas representing 100% of the corporate capital of Tecniwell in exchange for $0.9 million.  Layne received $0.5 million on October 31, 2014 and the remainder on January 22, 2015.  The loss on the sale of the business of $0.8 million was included as loss from discontinued operations during the third quarter of FY2015.  For the three months ended April 30, 2014, Layne reported Tecniwell as a discontinued operation in the Condensed Consolidated Statements of Operations.

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

The purchase price for the shares and remaining intercompany receivable is payable in future years, beginning with the year ended December 31, 2015, based on 33.33% of Costa Fortuna’s income before taxes for such year.  The unpaid portion of the purchase price will accrue interest at the rate of 2.5% per annum.  The unpaid balance of the purchase price, plus accrued interest, is due and payable to Layne on July 31, 2024.  The loss to Layne on the sale of the business of $38.3 million was included as a loss from discontinued operations during the second quarter of FY2015. For the three months ended April 30, 2014, Layne reported Costa Fortuna as a discontinued operation in the Condensed Consolidated Statements of Operations.

The financial results of the discontinued operations are as follows:

Three Months
Ended April 30,
(in thousands)	2014
Revenues	$16,851
Income before income taxes	1,777
Income tax expense	(465)
Net income from discontinued operations	1,312

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

We are currently working with the Internal Revenue Service (“IRS”) to resolve discrepancies asserted with respect to certain Form W-2's and related employee withholding tax reports filed by Layne as agent on behalf of certain of its subsidiaries in calendar 2011.  The reporting procedures utilized by those subsidiaries in calendar 2011 were consistent with those used in calendar 2009 and 2010, which have not been questioned by the IRS. There is no assertion that tax amounts and withholdings have not been remitted timely and accurately.  The IRS has asserted a monetary penalty of approximately $8.0 million, equal to 10% of the wages reflected on the Form W-2’s attributable to the subsidiaries but reported under Layne's employer identification number as designated agent. On

May 19, 2015, pursuant to the Treasury Offset Program, the IRS seized a $6.0 million payment to Layne from a federal contracting agency as a partial offset against the asserted penalty.  Layne believes that the monetary penalty and subsequent seizure are not appropriate, as Layne has made a good faith effort to comply with the reporting requirements and that the Form W-2's and related employee withholding tax reports have been reported appropriately and accurately in all material respects.  We have requested a collection due process hearing with the IRS to resolve this matter and we believe the matter will be resolved without a material adverse effect to the Company’s operations, financial position or cash flows, and therefore have recorded no accrual for a potential loss as of April 30 or January 31, 2015.

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

12. Restructuring Costs

Layne commenced a restructuring plan (“Plan”) during the quarter ended July 31, 2014. The Plan involved, among other things, reductions in the global workforce, asset relocation or disposal and process improvements. The Plan was designed to achieve short and long-term cost reductions. As of April 30, 2015, the implementation of the Plan is complete. For the three months ended April 30, 2015, Layne incurred one-time severance costs and other related personnel costs associated with the Plan. The accrued liability associated with the restructuring was approximately $0.8 million and $1.0 million as of April 30, 2015 and January 31, 2015, respectively.

	Incurred in the	Incurred from	Estimate of
	three months ended	inception to	remaining amounts
(in thousands)	April 30, 2015	April 30, 2015	to be incurred	Total
Water Resources
Severance and other personnel-related costs	$46	$426	$—	$426
Other	—	55	—	55
Total Water Resources	$46	$481	$—	$481
Inliner
Severance and other personnel-related costs	$19	$19	$—	$19
Other	—	—	—	—
Total Inliner	$19	$19	$—	$19
Heavy Civil
Severance and other personnel-related costs	$41	$95	$—	$95
Other	—	—	—	—
Total Heavy Civil	$41	$95	$—	$95
Mineral Services
Severance and other personnel-related costs	$19	$219	$—	$219
Other	2	1,205	—	1,205
Total Mineral Services	$21	$1,424	$—	$1,424
Energy Services
Severance and other personnel-related costs	$17	$106	$—	$106
Other	—	—	—	—
Total Energy Services	$17	$106	$—	$106
Unallocated Corporate
Severance and other personnel-related costs	$46	$763	$—	$763
Other	—	—	—	—
Total Unallocated Corporate	$46	$763	$—	$763
Total	$190	$2,888	$—	$2,888

13. Relocation

Layne moved into its new corporate headquarters in The Woodlands, Texas, a suburb of Houston, in September 2013. The move involved most executive positions in Layne’s corporate leadership, as well as certain other management and staff positions. The relocation is now complete. Expenses of $0.2 million and $0.5 million were incurred for the three months ended April 30, 2015 and 2014, respectively.  The expenses are included in selling, general and administrative expenses in the Condensed Consolidated Statements of Operations, and consist primarily of employee relocation costs, severance and employee retention arrangements.

14. Subsequent Event

On May 20, 2015, Layne signed a definitive agreement to sell its Geoconstruction business segment to a subsidiary of Keller Foundations, LLC, a member of Keller Group plc (“Keller”). The transaction is subject to certain customary terms and closing conditions, including approval by the U.S. Army Corps of Engineers to transfer the East Branch Dam contract to Keller. The purchase price for the Geoconstruction business segment will be approximately $34.5 million, plus the value of the business segment’s working capital at closing, currently estimated to be $5.0 million. Approximately $2.5 million of the purchase price will be held in escrow at closing. In addition, Layne will share in the profit or loss for one of the contracts being assumed by Keller, which could increase the purchase price by up to $5.0 million, or decrease it by up to $1.5 million.  Layne expects to use the net proceeds from the sale for general corporate purposes and to pursue selective growth opportunities in its core businesses. Layne expects the transaction to close during the second quarter and to recognize a gain on the sale at that time.

We evaluated the criteria prescribed by U.S. GAAP for recording a disposal group as held for sale and discontinued operations. This criteria was not met as of April 30, 2015. Therefore, we did not present this disposal group as a discontinued operation in the accompanying Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” or other words that convey the uncertainty of future events or outcomes. Please see Part II, Item 1A., Risk Factors in this quarterly report on Form 10-Q for an additional discussion. Many of the factors that will impact Layne’s risk factors are beyond its ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and Layne assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 in this Form 10-Q, as well as our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As used herein, phrases such as “Layne”, “we”, “our”, and “us” are intended to refer to Layne Christensen Company when used.

Executive Summary

Layne is a global water management, construction and drilling company and provides responsible solutions for challenges in the water, mineral and energy markets. Layne manages and reports its operations through six segments: Water Resources, Inliner, Heavy Civil, Geoconstruction, Mineral Services, and Energy Services. On May 20, 2015, Layne entered into a definitive agreement to sell its Geoconstruction business segment.  See Note 14 to the Condensed Consolidated Financial Statements included in this Form 10-Q, for additional disclosure related to our divestiture of our Geoconstruction business segment.   Layne’s operations are cyclical and subject to seasonality. Domestic drilling and construction activities and revenues tend to decrease in the winter months. Internationally, Mineral Services operations traditionally slow down during the Christmas and New Year’s holidays.

Revenues increased $20.0 million, or 11.5%, to $194.4 million, for the three months ended April 30, 2015, from $174.4 million for same period last year. Revenues increased in Inliner by $14.5 million, Water Resources by $8.7 million, Geoconstruction by $4.3 million, and Energy Services by $1.0 million. Mineral Services revenues decreased by $6.2 million and Heavy Civil revenues declined by $2.1 million. A further discussion of results of operations by segment is presented below.

Cost of revenues (exclusive of depreciation and amortization) increased $8.9 million, or 5.9%, to $160.7 million (82.7% of revenues) for the three months ended April 30, 2015, from $151.7 million (87.0% of revenues) for the same period last year. The decrease as a percentage of revenues is primarily due to improved margins in Heavy Civil, as well as Water Resources, Geoconstruction and Energy Services.

Selling, general and administrative expenses decreased 4.0% to $30.9 million for the three months ended April 30, 2015, from $32.1 million for the same period last year. The decline of $1.3 million was primarily due to decreases in bad debt expenses of $0.9 million, consulting expenses of $0.4 million, relocation costs of $0.3 million, temporary services of $0.3 million, travel expenses of $0.2 million, and office rent of $0.2 million, offset by increases in legal and professional fees of $1.0 million due mainly to additional legal fees relating to a Geoconstruction project claim dispute in San Francisco.

Depreciation and amortization decreased 18.2% to $10.3 million for the three months ended April 30, 2015, from $12.6 million for the same period last year. The decrease was primarily due to reductions in capital expenditures as Layne continues to manage its capital spending.

Equity in earnings (losses) of affiliates improved to earnings of $0.6 million for the three months ended April 30, 2015, from losses of $0.1 million for the same period last year. Layne’s domestic affiliates generated equity earnings of $0.7 million, while its international affiliates generated equity losses of $0.1 million during the three months ended April 30, 2015.

A gain on extinguishment of debt of $4.2 million was recognized during the three months ended April 30, 2015 in connection with the partial redemption of the 4.25% Convertible Notes in exchange for 8.0% Convertible Notes, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

Interest expense decreased to $3.9 million for the three months ended April 30, 2015, compared to $4.0 million for the same period last year. The decrease in interest expense is mainly related to the $1.1 million write off during the first quarter of FY2015 of the unamortized debt issuance costs associated with a previous credit agreement, offset by a $0.8 million increase in interest expense related to the Convertible Notes in the first quarter of FY2016 as a result of a higher debt balance and higher interest rate associated with the 8.0% Convertible Notes, and a $0.2 million increase on interest expense related to the asset-based facility.

Other income, net for the three months ended April 30, 2015 consisted primarily of gains on the sale of non-core assets.

Income tax expense of $0.8 million was recorded for the three months ended April 30, 2015, compared to $1.8 million for the same period last year. Layne currently records no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The effective tax rate for the three months ended April 30, 2015 was (14.5%) compared to (6.7%) for the same period of FY2015. The differences between the effective tax rates and the statutory tax rate resulted primarily from valuation allowances recorded during the period on losses.

Recent Developments

On March 2, 2015, Layne completed its offering of approximately $100.0 million aggregate principal amount of 8.0% Convertible Notes.  The 8.0% Convertible Notes were offered at par to certain investors that held approximately $55.5 million of Layne’s 4.25% Convertible Notes pursuant to terms in which the investors agreed to (i) exchange the 4.25% Convertible Notes owned by them for approximately $49.9 million of the 8.0% Convertible Notes and (ii) purchase approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes at a cash price equal to the principal amount thereof.  Layne received net cash proceeds from the issuance of 8.0% Convertible Notes, net of expenses related to the offering of approximately $45.0 million. Layne used a portion of the net cash proceeds to repay amounts outstanding under its asset-based credit facility, with the remainder of the net cash proceeds held for general working capital purposes.

As described in Note 14 to the Condensed Consolidated Financial Statements, on May 20, 2015, Layne entered into a definitive agreement to sell the assets of its Geoconstruction business.  The transaction is subject to certain customary terms and closing conditions.  The purchase price for the Geoconstruction business segment will be approximately $34.5 million, plus the value of the business segment’s working capital at closing, currently estimated to be $5.0 million.  Approximately $2.5 million of the purchase price will be held in escrow at closing.  Layne expects to use the net proceeds from the sale for general corporate purposes and to pursue selective growth opportunities in its core businesses.

Operating Segment Review of Operations

Water Resources

	Three Months
	Ended April 30,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$51,815	$43,126	$8,689	20.1%
Income before income taxes	3,784	1,825	1,959	107.3

Water Resources revenues increased $8.7 million to $51.8 million for the three months ended April 30, 2015.  Income before income taxes increased to $3.8 million (7.3% of revenues) from $1.8 million (4.2% of revenues) in the first quarter of FY2016.

Water Resources continues to experience growth as a result of projects in the western portion of the U.S., as well as in the injection well market in Florida.  Inadequate water infrastructure in the western states, combined with lingering drought conditions have resulted in additional opportunities to provide water management services, particularly in the agribusiness market. The injection well market in Florida has seen an expansion as customers, particularly power companies, have increasing disposal needs.

Cost of revenues as a percentage of revenue decreased from 76.1% in the first quarter of FY2015 to 74.6% in the first quarter of FY2016. The margin improvements across most of its operations have in part been due to high utilization rates increasing operational efficiencies and reducing downtime.

Water Resources has been carefully analyzing its overhead expenses to increase efficiencies and control costs, and has reduced selling expenses as a percentage of revenue decreased from 15.0% in the first quarter of FY2015 to 14.0% in the first quarter of FY2016, despite higher levels of incentive compensation.

Inliner

	Three Months
	Ended April 30,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$48,020	$33,483	$14,537	43.4%
Income before income taxes	5,362	4,843	519	10.7

Inliner revenues increased $14.5 million to $48.0 million for the three months ended April 30, 2015.  Income before income taxes increased to $5.4 million (11.2% of revenues) from $4.8 million (14.5% of revenues) for the three months ended April 30, 2015.

Inliner’s revenues increased primarily due to the increase in work orders under existing contracts.  Costs of revenues as a percentage of revenues increased from 76.6% in the first quarter of FY2015 to 80.2% in the first quarter of FY2016, mainly due to adverse weather conditions on certain projects resulting in idle crews and equipment problems. Selling expense as a percentage of revenues increased from 6.9% in the first quarter of FY2015 to 7.4% in the first quarter of FY2016 due primarily to increased incentive and stock compensation expense.

Heavy Civil

	Three Months
	Ended April 30,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$47,327	$49,418	$(2,091)	(4.2)%
Loss before income taxes	(1,582)	(8,580)	6,998	81.6

Heavy Civil revenues decreased $2.1 million to $47.3 million for the three months ended April 30, 2015.  Loss before income taxes decreased to ($1.6) million (-3.3% of revenues) from ($8.6) million (-17.4% of revenues) for the three months ended April 30, 2015.

Heavy Civil continues with its strategic decision to reduce its pursuit of fixed bid type contracts and to concentrate on increasing its opportunities for negotiated or alternative delivery contracts, which Layne believes typically have less risk.  Accordingly, we expect our revenue levels to decline as compared to prior periods until we have a more appropriate mix of contracts.

Cost of revenues as a percentage of revenues was 95.9% in the first quarter of FY2016, compared to 108.6% in the first quarter of FY2015.  The improvement was due to more favorable weather conditions in certain geographies, less cost degradation on troubled projects, and improving performance on alternative delivery projects in Florida.

The segment’s loss before income taxes was reduced from the prior year due to the margin improvements, reduced depreciation expense as Heavy Civil continues to limit its capital expenditures, and gains on the sale of underutilized equipment.

Geoconstruction

	Three Months
	Ended April 30,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$20,092	$15,744	$4,348	27.6%
Income (loss) before income taxes	342	(930)	1,272	n/m
Equity in earnings of affiliates, included above	737	—	737	n/m

n/m – not meaningful

Geoconstruction revenues increased $4.3 million to $20.1 million for the three months ended April 30, 2015.  Income (loss) before income taxes improved to income of $0.3 million (1.7% of revenues) from a loss of $(0.9) million (-5.9% of revenues) for the three months ended April 30, 2015.

Equity in earnings of affiliates of $0.7 million was associated with joint venture projects in Washington and Iowa.

Geoconstruction revenues increased due to work on the initial stages of the East Branch Dam project in Pennsylvania.  Cost of revenues as a percentage of revenues improved from 88.5% to 86.8% of revenues, despite conservative margin levels being recognized during the initial stages of East Branch Dam project.

Income before income taxes improved due to the better margin performance and the equity earnings recognized, partially offset by increased legal costs associated with claim disputes on a project in San Francisco.

Mineral Services	Three Months
	Ended April 30,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$23,306	$29,488	$(6,182)	(21.0)%
Loss before income taxes	(2,321)	(3,799)	1,478	38.9
Equity in losses of affiliates, included above	(108)	(66)	(42)	(63.6)

Mineral Services revenues decreased $6.2 million to $23.3 million for the three months ended April 30, 2015.  Loss before income taxes improved to $(2.3) million (-10.0% of revenues) from $(3.8) million (-12.9% of revenues) for the three months ended April 30, 2015.

Equity in losses from our affiliates in South America remained relatively flat during the three months ended April 30, 2015 when compared to the same period in FY2015, as they continue to be impacted by depressed minerals markets.

Mineral Services revenues outside the U.S. have continued to decline as mining exploration spending remains depressed.  The segment continues to manage its cost structure by reducing labor forces, consolidating locations to improve efficiencies, redeploying assets and selling non-core assets.  Capital expenditures continue to be held at minimum levels, producing a $1.9 million reduction in depreciation expense for the first quarter of FY2016 as compared to the same period last year.

Management believes mining exploration spending will stay depressed throughout FY 2016.

Energy Services

	Three Months
	Ended April 30,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$3,791	$2,828	$963	34.1%
Loss before income taxes	(968)	(726)	(242)	(33.3)

Energy Services revenues increased $1.0 million to $3.8 million for the three months ended April 30, 2015.  Loss before income taxes increased to $(1.0) million (-25.5% of revenues) from $(0.7) million (-25.7% of revenues) for the three months ended April 30, 2015.

Energy Services continues to face an uncertain marketplace, with many projects being deferred as a result of the global decline in oil prices and the associated impact on client budgets.   Revenues have declined 47.6% from the fourth quarter of FY2015.  The segment continues to focus on improving efficiencies and margins on projects, and reducing overhead costs.  Certain equipment has been redeployed to other segments, but Energy Services incurred depreciation expense of $1.0 million in the quarter, producing the loss before income taxes.

Management believes oil and gas prices will remain volatile throughout FY 2016.

Other

	Three Months
	Ended April 30,
(in thousands)	2015	2014	$ Change	% Change
Revenues	$4,253	$3,943	$310	7.9%
Income before income taxes	365	120	245	204.2

Other revenues and losses before income taxes are primarily from small specialty and purchasing operations. The majority of the revenues are eliminated between segments, but the operations can produce positive earnings from purchasing discounts and third party sales.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual segments, primarily included in selling, general and administrative expenses, were $11.1 million for the three months ended April 30, 2015, compared to $15.0 million for the same period last year.  The $3.9 million decrease was primarily due to a $1.4 million decrease in compensation expenses due to workforce reduction as part of the restructuring Plan, a $0.7 million decrease in bad debt expense, a $0.5 million decrease in consulting expenses, a $0.4 million decrease in temporary services, a $0.3 million decrease in expenses related to the relocation of the corporate headquarters, and a $0.6 million decrease in other miscellaneous items.

Backlog Analysis

Backlog represents the dollar amount of revenues Layne expects to recognize in the future from contracts that have been awarded as well as those that are currently in progress. Layne includes a project in backlog at such time as a contract is executed. Backlog amounts include anticipated revenues associated with the original contract amounts, executed change orders, and any claims that may be outstanding with customers for which recovery is considered probable. It does not include contracts that are in the bidding stage or have not been awarded. As a result, Layne believes the backlog figures are firm, subject only to modifications, alterations or cancellation provisions contained in the various contracts. Historically, those provisions have not had a material effect on the Condensed Consolidated Financial Statements.

Layne’s backlog of uncompleted contracts at April 30, 2015, was approximately $535.5 million compared to $570.8 million at January 31, 2015. Amounts previously reported as of April 30, 2014 in Geoconstruction related to Costa Fortuna and Tecniwell have been removed due to the sale of these businesses. During the first quarter of FY2016, Layne executed various new awards across each of its business segments.

			Revenues Recognized
	Backlog at	New Business	Three Months Ended	Backlog at	Backlog at
(in millions)	January 31, 2015	Awarded(1)	April 30, 2015	April 30, 2015	April 30, 2014
Water Resources	$79.3	$75.6	$51.8	$103.1	$84.4
Inliner	126.8	41.3	48.0	120.1	70.6
Heavy Civil	184.6	18.2	47.3	155.5	266.5
Geoconstruction	175.2	—	20.1	155.1	100.6
Mineral Services	1.0	22.3	23.3	—	4.4
Energy Services	3.9	1.6	3.8	1.7	1.2
Total	$570.8	$159.0	$194.3	$535.5	$527.7

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

Management has taken several steps to improve and preserve Layne’s liquidity position, including implementing a restructuring plan, managing capital expenditures, reviewing its working capital practices and focusing on reducing costs.  On March 2, 2015, Layne completed its 8.0% Convertible Notes offering, which improved liquidity by approximately $40.8 million.  On May 20, 2015, Layne entered into a definitive agreement to sell its Geoconstruction business segment for a total consideration of approximately $34.5 million, plus the value of working capital at closing.  We expect to use the net proceeds from the sale for general corporate purposes and to pursue selective growth opportunities in our core businesses.  As of April 30, 2015, Layne’s total liquidity was $118.3 million, consisting of amounts available under its asset-based facility and total cash and cash equivalents.

Layne’s ability to maintain sufficient liquidity for the next twelve months to fund its operations is contingent on continuing the current trend in improving operating results, and its liquidity enhancement efforts.  There are risks associated with these plans.  Any substantial increase in projected cash outflow or operating losses could have a material adverse impact on our liquidity, access to the asset-based facility and the ability to amend, extend or refinance our credit agreements.   Some of the action that Layne elects to take may require lender approval under the asset-based facility.

Management believes that it has the ability to implement and execute measures so that we will have sufficient and adequate funds to meet our anticipated liquidity needs for the next twelve months.  Further, Layne is in compliance with its covenants as of April 30, 2015, and expects to remain in compliance with those covenants during the next twelve months.

Working Capital

Layne’s working capital as of April 30, 2015 was $126.9 million and $104.8 million as of January 31, 2015.  Working capital as of April 30, 2015 includes the remaining proceeds from the sale of the 8.0% Convertible Notes in March 2015, after payment of the outstanding balance on the asset-based facility. Adjusted working capital (working capital excluding cash and cash equivalents), decreased $12.9 million from January 31, 2015, due to efforts to improve our working capital practices and a $3.9 million income tax refund received in the quarter.

Available Cash and Cash Equivalents

Layne’s cash and cash equivalents as of April 30, 2015, were $56.6 million, compared to $21.7 million and $17.4 million as of January 31, 2015 and April 30, 2014, respectively.  Of our cash and cash equivalents, amounts held by foreign subsidiaries as of April 30, 2015, January 31, 2015 and April 30, 2014 were $13.0 million, $11.7 million and $10.0 million, respectively.  Repatriation of cash balances from some of Layne’s foreign subsidiaries could result in withholding taxes in the local jurisdictions.  Of the amounts held by foreign subsidiaries at April 30, 2015, January 31, 2015 and April 30, 2014, $0.1 million, $1.1 million and $0.1 million, respectively, could be subject to repatriation restrictions if the amounts were needed for domestic operations.  The amounts subject to repatriation, if needed for domestic operations, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits.  Layne’s intention is to permanently reinvest certain foreign cash balances outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted Layne’s overall liquidity.  Layne monitors developments in the foreign countries in which it operates for changes in currency regulation.

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

On March 2, 2015, Layne completed an offering of approximately $100.0 million aggregate principal amount of 8.0% Convertible Notes.  The 8.0% Convertible Notes were offered at par to certain investors that held approximately $55.5 million of Layne’s 4.25% Convertible Notes pursuant to terms in which the investors agreed to (i) exchange the 4.25% Convertible Notes owned by them for approximately $49.9 million of 8.0% Convertible Notes and (ii) purchase approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes at a cash price equal to the principal amount thereof.  The amount of accrued interest on the 4.25% Convertible Notes delivered by the investors in the exchange was credited to the cash purchase price payable by the investors in the purchase.

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

Layne’s asset-based facility was amended on March 2, 2015 to permit the issuance of the 8.0% Senior Secured Second Lien Convertible Notes (8.0% Convertible Notes) in the offering described below, the exchange of a portion of the 4.25% Convertible Notes in the related Exchange and the grant of the subordinated liens securing the 8.0% Convertible Notes issued in the offering. In addition, the amendment, among other things:

●

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

●	increased the applicable interest rate margin under the asset-based facility agreement by 0.5%;
●

increased the quarterly commitment fee on unused commitments from 0.375% to 0.5% if the daily average Total Revolving Exposure (as defined in the asset-based facility agreement) during the quarter exceeds 50% of the Total Revolving Commitments (as defined in the asset-based facility agreement);

●	eliminated any of Layne’s owned real estate from the borrowing base, which accounted for approximately $4.2 million of Layne’s borrowing base at the time of such amendment;
●

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

●

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

As of April 30, 2015, the borrowing base was approximately $94.7 million, with outstanding letters of credit amounting to $33.0 million and no outstanding borrowings under the asset-based facility, leaving Excess Availability of $61.7 million.

The asset-based facility is guaranteed by Layne’s direct and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions described in the asset-based facility. The obligations under the asset-based facility are secured by a lien on substantially all of the assets of Layne and the guarantor subsidiaries, subject to certain exceptions described in the asset-based facility, including a pledge of up to 65.0% of the equity interest of Layne’s first tier foreign subsidiaries.

Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

●	for a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $25.0 million, and
●	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

●	capital expenditures,
●	cash interest expense,
●	any regularly scheduled amortized principal payments on indebtedness, and
●	cash taxes.

         A comparison of the required covenants under the asset-based facility to the current compliance is as follows:

(in millions)	Trailing twelve month period	Cumulative from May 1, 2014
Minimum Cash Flow cannot be less than	$(25.0)	$(45.0)
Actual as of April 30, 2015	(14.2)	(14.2)

If Excess Availability, generally defined as the  amount by which the Total Availability (the lesser of Layne’s borrowing base and the Maximum Credit) exceeds outstanding loans and letters of credit under the asset-based facility, is less than the greater of 17.5% of Total Availability or $25.0 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $25.0 million for a period of 30 consecutive days. Layne  must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during each of the four fiscal quarters ending April 30, 2015 nor, for the fiscal quarters ending July 31, 2014 and January 31, 2015, with respect to the maximum first lien leverage ratio.

The asset-based facility, as amended in March 2015, permits Layne to make certain voluntary prepayments, payments, repurchases or redemptions, retirements, defeasances or acquisitions for value of the 8.0% Convertible Notes if the following payment conditions are satisfied:

●	there is no default before or after such action;
●	the Supplemental Reserve (as defined in the asset-based facility agreement) is zero;
●

thirty-Day Excess Availability and Excess Availability (each as defined in the asset-based facility agreement) on a pro forma basis is equal to or exceeds the greater of (A) 22.5% of the Total Availability and (B) $30.0 million; and

●	Layne has on a pro forma basis a Consolidated Fixed Charge Coverage Ratio of not less than 1.1:1.0.

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

If an Event of Default (as defined in the asset-based facility agreement) occurs and is continuing, the interest rate under the asset-based facility will increase by 2.0% per annum and the lenders may accelerate all amounts owing under the asset-based facility.

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

In addition, events that generally affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, available only at a significantly greater cost or not being available at all.  If Layne is unable to obtain performance bonds on future projects, our results of operations would be materially and adversely affected.  The amount of Layne’s surety bonds as of April 30, 2015 was $354.3 million, as measured by the amount of contract revenue remaining to be recognized.

Operating Activities

Cash provided by operating activities was $13.2 million for the three months ended April 30, 2015, compared to cash used in operating activities of $12.7 million for the three months ended April 30, 2014.  The $25.9 million improvement was primarily due to improved operating results contributing $13.2 million, and a decrease in working capital requirements of $12.7 million.

Investing Activities

Layne’s capital expenditures were $2.2 million for the three months ended April 30, 2015, compared to $3.4 million for the same period last year. Proceeds from disposal of property and equipment were $1.3 million for the three months ended April 30, 2015 compared to $1.2 million for the same period last year. With the recent operating results, Layne is selectively investing capital expenditures in growth businesses, while continuing its efforts to dispose of underutilized assets.

During first quarter FY2015, Layne used the proceeds from its asset-based facility to cash collateralize letters of credit issued under the previous Credit Agreement. Those amounts were held in restricted cash on the Condensed Consolidated Balance Sheets.

Financing Activities

For the three months ended April 30, 2015, cash flows provided by financing activities were $22.7 million, compared with $32.6 million for the same period last year. The current period includes the net proceeds from the 8.0% Convertible Notes offering, while the prior period includes the net borrowings when the asset-based facility was initiated.

Contractual Obligations and Commercial Commitments

There have been no material changes in Layne’s contractual obligations and commercial commitments from those described in the Annual Report under “Contractual Obligations and Commercial Commitments”, except for the following:

As discussed in Note 3 to the Condensed Consolidated Financial Statements, Layne completed an offering of approximately $100.0 million aggregate principal amount of 8.0% Convertible Notes.  As part of the offering, approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes were sold at a cash price equal to the principal amount thereof, and approximately $49.9 million of 8.0% Convertible Notes were issued in exchange for approximately $55.5 million of Layne’s 4.25% Convertible Notes. Layne used a portion of the net cash proceeds from the sale of the 8.0% Convertible Notes to repay the then outstanding balance on the asset-based facility of $18.2 million. The 8.0% Convertible Notes would be an addition to the contractual obligations as presented in the Annual Report, with an accompanying reduction in contractual obligations for the 4.25% Convertible Notes and the asset-based liability.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which Layne is exposed are interest rates on variable rate debt and foreign exchange rates giving rise to translation and transaction gains and losses.

Interest Rate Risk

Layne centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is included in Note 3 to the Condensed Consolidated Financial Statements in this Form 10-Q. As of April 30, 2015, an instantaneous change in interest rates of one percentage point would impact Layne’s annual interest expense by approximately $1.7 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in foreign currency exchange rates. Currently, Layne’s primary international operations are in Australia, Africa, Mexico, Canada and Brazil. Layne’s affiliates also operate in Latin America. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in Layne’s Annual Report and Notes 8 and 10 of this Form 10-Q. The majority of its contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, Layne has historically not hedged its foreign currency exchange risk. If Layne’s foreign currency exposure were to increase, it may seek to utilize various derivative instruments, such as foreign currency option contracts, to manage the exposures associated with fluctuating foreign currency exchange rates. As of April 30, 2015, Layne did not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, translation of the income statements of Layne’s international operations into U.S. dollars may affect year-to-year comparability of operating results. Layne estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $0.2 million for the three months ended April 30, 2015. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in Layne’s financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of April 30, 2015, conducted under the supervision and with the participation of Layne’s management, including the Principal Executive Officer and the Principal Financial Officer, Layne concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Layne’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in Layne’s internal control over financial reporting during the quarter ended April 30, 2015, that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 11 to our Condensed Consolidated Financial Statements entitled “Contingencies,” which is incorporated in this item by reference.

ITEM 1A. Risk Factors

The following discussion updates the “Risk Factors” disclosed under Item 1A in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness.  As of April 30, 2015, we have total long-term indebtedness of approximately $161.8 million. Our substantial indebtedness could have important consequences.  For example, it could:

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

If Layne is unable to satisfy all the conditions precedent to closing the sale of its Geoconstruction business, or to achieve the results expected from the sale, its financial condition could be materially affected.

As discussed in Note 14 to the Condensed Consolidated Financial Statements, Layne entered into a definitive agreement to sell its Geoconstruction business segment. The transaction is subject to certain customary terms and closing conditions. Layne may not have the ability to obtain all of the consents and approvals and satisfy all of the other closing conditions to the sale. In addition, changes in the working capital of the Geoconstruction business segment prior to the closing may materially affect the total consideration received from the sale. Moreover, the results for the assumed contract for which Layne is sharing in the profit or loss may be lower than expected. Until the transaction has closed, there can be no assurance that the sale of our Geoconstruction business segment will provide us additional liquidity to fund general working capital requirements or pursue growth opportunities in our core businesses.

Claims for indemnification related to the sale of the Geoconstruction business segment may be substantial and have a negative impact on our financial condition.

As part of the sale of our Geoconstruction business segment, we have agreed to indemnify the purchaser for certain preclosing liabilities associated with the Geoconstruction business segment and for any breach of the representations and warranties contained in the asset purchase agreement for the transaction. There can be no guarantee that material claims will not arise during the relevant indemnification period and that we will not have to provide the requisite indemnification. In addition, legal challenges to any potential claim for indemnification could result in increased legal expenses. Also, as is typical in divestiture transactions, third parties may be unwilling to release us from guarantees or other credit support provided prior to the sale of the Geoconstruction business segment. As a result, after a divestiture, we may remain secondarily liable for the obligations guaranteed or supported to the extent that the buyer of the Geoconstruction business segment fails to perform these obligations.

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

ITEM 5. Other Information

NONE

ITEM 6. Exhibits

a) Exhibits

Exhibit Number	Description

4.1

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

4.2	Form of Exchange and Subscription Agreement, dated February 4, 2015 (filed as Exhibit 4.9 to Layne’s Form 10-K filed on April 14, 2015, and incorporated herein by reference).

4.3	Form of Amendment to Exchange and Subscription Agreement dated February 27, 2015 (filed as Exhibit 4.10 to Layne’s Form 10-K filed on April 14, 2015, and incorporated herein by reference).

4.4

Notice Regarding the Issuance and Sale of 8.0% Senior Secured Second Lien Convertible Notes of Layne Christensen Company dated February 27, 2015 (filed as Exhibit 4.11 to Layne’s Form 10-K filed on April 14, 2015, and incorporated herein by reference).

4.5

Indenture relating to the 8.0% Second Lien Senior Secured Convertible Notes, dated as of March 2, 2015, among Layne Christensen Company, the guarantor parties thereto and U.S. Bank National Association, including the form of Global Note attached as Exhibit A thereto (filed as Exhibit 4.1 to Layne's Form 8-K filed on March 2, 2015, and incorporated herein by reference).

4.6

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

10.1	General Agreement of Indemnity dated February 4, 2015, by and between Layne Christensen Company, as Indemnitor, and Liberty Mutual Group, as Company

31.1	Section 302 Certification of Chief Executive Officer of the Company.

31.2	Section 302 Certification of Chief Financial Officer of the Company.

32.1	Section 906 Certification of Chief Executive Officer of the Company.

32.2	Section 906 Certification of Chief Financial Officer of the Company.

95.1	Mine Safety Disclosures.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
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

Layne Christensen Company
(Registrant)

DATE: June 9, 2015	/s/ Michael J. Caliel
Michael J. Caliel,
President and Chief Executive Officer

DATE: June 9, 2015	/s/ Andrew T. Atchison
Andrew T. Atchison,
Senior Vice President and Chief Financial Officer