Form 10-Q
period 2015-07-31
LAYNE CHRISTENSEN CO
filed 2015-09-09
CIK 888504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-34195

Layne Christensen Company

(Exact name of registrant as specified in its charter)

Delaware	48-0920712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 Hughes Landing Boulevard Ste 800 The Woodlands, TX	77380
(Address of principal executive offices)	(Zip Code)

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

There were 19,792,124 shares of common stock, $.01 par value per share, outstanding on August 28, 2015.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

Form 10-Q

For the QUARTERLY PERIOD ENDED JULY 31, 2015

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
(in thousands)	2015	2015
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,143	$21,661
Customer receivables, less allowance of $4,199 as of July 31 and January 31, 2015	97,786	101,080
Costs and estimated earnings in excess of billings on uncompleted contracts	87,648	87,685
Inventories	19,361	29,092
Deferred income taxes	33	376
Income taxes receivable	4,801	12,416
Restricted deposits - current	3,468	4,145
Other	13,868	10,170
Assets held for sale	1,356	1,823
Current assets of discontinued operations	18,029	16,080
Total current assets	284,493	284,528
Property and equipment:
Land	13,538	14,683
Buildings	36,080	38,703
Machinery and equipment	375,866	396,063
	425,484	449,449
Less - Accumulated depreciation	(308,584)	(313,920)
Net property and equipment	116,900	135,529
Other assets:
Investment in affiliates	58,024	61,828
Goodwill	8,915	8,915
Other intangible assets, net	2,443	2,667
Restricted deposits - long term	3,295	4,231
Deferred income taxes	671	704
Deferred financing fees, net	8,693	7,134
Long-term retainage	2,822	8,919
Other	9,855	10,378
Other assets of discontinued operations	18,097	20,680
Total other assets	112,815	125,456
Total assets	$514,208	$545,513

See Notes to Condensed Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	July 31,	January 31,
(in thousands, except per share data)	2015	2015
	(unaudited)	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$66,081	$79,554
Current maturities of long term debt	94	142
Accrued compensation	9,279	13,642
Accrued insurance expense	12,179	10,191
Other accrued expenses	29,809	29,764
Income taxes payable	8,094	8,112
Deferred income taxes	1,642	1,180
Billings in excess of costs and estimated earnings on uncompleted contracts	27,706	29,911
Current liabilities of discontinued operations	2,323	7,200
Total current liabilities	157,207	179,696
Noncurrent liabilities:
Convertible notes, net	162,183	110,055
Long-term debt	75	22,082
Accrued insurance expense	15,546	15,553
Deferred income taxes	730	4,945
Other	29,579	31,523
Total noncurrent liabilities	208,113	184,158
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 21,213 and 20,121 shares issued and outstanding, respectively	212	201
Capital in excess of par value	364,086	370,048
Accumulated deficit	(196,519)	(171,807)
Accumulated other comprehensive loss	(19,335)	(17,227)
Total Layne Christensen equity	148,444	181,215
Noncontrolling interests	444	444
Total equity	148,888	181,659
Total liabilities and equity	$514,208	$545,513

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2015	2014	2015	2014
Revenues	$176,317	$184,100	$350,588	$342,745
Cost of revenues (exclusive of depreciation and amortization, and impairment charges shown below)	(151,249)	(155,218)	(294,480)	(293,012)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	(28,829)	(26,097)	(58,075)	(57,253)
Depreciation and amortization	(8,254)	(11,437)	(16,989)	(22,256)
Impairment charges	(4,598)	—	(4,598)	—
Restructuring costs	(4,361)	(1,328)	(4,551)	(1,328)
Equity in losses of affiliates	(1,486)	(212)	(1,593)	(278)
Gain on extinguishment of debt	—	—	4,236	—
Interest expense	(4,295)	(3,025)	(8,147)	(7,074)
Other income, net	252	751	1,293	611
Loss from continuing operations before income taxes	(26,503)	(12,466)	(32,316)	(37,845)
Income tax benefit (expense)	2,993	(213)	2,232	(1,969)
Net loss from continuing operations	(23,510)	(12,679)	(30,084)	(39,814)
Net income (loss) from discontinued operations	5,356	(42,280)	5,372	(41,897)
Net loss	(18,154)	(54,959)	(24,712)	(81,711)
Net income attributable to noncontrolling interests	—	(69)	—	(1,045)
Net loss attributable to Layne Christensen	$(18,154)	$(55,028)	$(24,712)	$(82,756)
Earnings per share information attributable to Layne Christensen shareholders:
Basic loss per share - continuing operations	$(1.19)	$(0.65)	$(1.53)	$(2.08)
Basic income (loss) per share - discontinued operations	0.26	(2.16)	0.27	(2.14)
Basic loss per share	$(0.93)	$(2.81)	$(1.26)	$(4.22)
Diluted loss per share - continuing operations	$(1.19)	$(0.65)	$(1.53)	$(2.08)
Diluted income (loss) per share - discontinued operations	0.26	(2.16)	0.27	(2.14)
Diluted loss per share	$(0.93)	$(2.81)	$(1.26)	$(4.22)
Weighted average shares outstanding - basic and dilutive	19,744	19,629	19,690	19,627

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands)	2015	2014	2015	2014
Net loss	$(18,154)	$(54,959)	$(24,712)	$(81,711)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of taxes of $0 for 2015 and 2014)	(465)	(2,467)	(2,108)	222
Reclassification adjustment for foreign currency translation, net of taxes of $0 for 2014	—	3,636	—	3,636
Other comprehensive (loss) income	(465)	1,169	(2,108)	3,858
Comprehensive loss	(18,619)	(53,790)	(26,820)	(77,853)
Comprehensive income attributable to noncontrolling interests	—	(69)	—	(1,045)
Comprehensive loss attributable to Layne Christensen Company	$(18,619)	$(53,859)	$(26,820)	$(78,898)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

					Accumulated	Total
			Capital In		Other	Layne
	Common Stock		Excess of	Accumulated	Comprehensive	Christensen	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Deficit	(Loss) Income	Equity	Interest	Total
Balance February 1, 2014	19,914,976	$199	$367,461	$(61,656)	$(16,540)	$289,464	$1,239	$290,703
Net (loss) income	—	—	—	(82,756)	—	(82,756)	1,045	(81,711)
Other comprehensive income	—	—	—	—	3,858	3,858	—	3,858
Issuance of nonvested shares	581,289	6	(6)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(2,051)	—	(27)	—	—	(27)	—	(27)
Forfeiture of nonvested shares	(230,600)	(2)	2	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,640)	(1,640)
Share-based compensation	—	—	483	—	—	483	—	483
Balance July 31, 2014	20,263,614	$203	$367,913	$(144,412)	$(12,682)	$211,022	$644	$211,666

Balance February 1, 2015	20,120,607	$201	$370,048	$(171,807)	$(17,227)	$181,215	$444	$181,659
Net loss	—	—	—	(24,712)	—	(24,712)	—	(24,712)
Other comprehensive loss	—	—	—	—	(2,108)	(2,108)	—	(2,108)
Issuance of nonvested shares	1,189,781	12	(12)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(50,538)	(1)	(341)	—	—	(342)	—	(342)
Forfeiture of nonvested shares	(46,475)	—	—	—	—	—	—	—
Extinguishment of convertible notes	—	—	(8,006)	—	—	(8,006)	—	(8,006)
Share-based compensation	—	—	2,397	—	—	2,397	—	2,397
Balance July 31, 2015	21,213,375	$212	$364,086	$(196,519)	$(19,335)	$148,444	$444	$148,888

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months
	Ended July 31,
	(unaudited)
(in thousands)	2015	2014
Cash flow from operating activities:
Net loss	$(24,712)	$(81,711)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	20,228	28,449
Amortization of discount and deferred financing costs	2,119	3,187
Gain on extinguishment of debt	(4,236)	—
Deferred income taxes	(3,378)	(633)
Share-based compensation	2,397	483
Equity in losses (earnings) of affiliates	685	(2,469)
Dividends received from affiliates	2,926	2,037
Restructuring activities	3,245	584
Write-down of inventory	7,563	—
Impairment charges	4,598	—
Loss on sale of discontinued operations	—	38,321
Gain from disposal of property and equipment	(950)	(188)
Changes in current assets and liabilities:
Decrease (increase) in customer receivables	3,044	(18,276)
Increase in costs and estimated earnings in excess
of billings on uncompleted contracts	(3,203)	(11,332)
Decrease (increase) in inventories	1,735	(905)
Decrease in other current assets	3,168	6,793
(Decrease) increase in accounts payable and accrued expenses	(15,171)	16,951
Decrease in billings in excess of costs and
estimated earnings on uncompleted contracts	(6,171)	(2,969)
Other, net	2,983	(6,785)
Cash used in operating activities	(3,130)	(28,463)
Cash flow from investing activities:
Additions to property and equipment	(9,693)	(8,133)
Proceeds from disposal of property and equipment	5,882	1,720
Proceeds from insurance contracts	—	11,094
Proceeds from redemption of preferred units	—	500
Deposit of cash into restricted accounts	—	(32,851)
Release of cash from restricted accounts	677	31,344
Cash (used in) provided by investing activities	(3,134)	3,674
Cash flow from financing activities:
Borrowing under revolving loan facilities	—	46,368
Repayments under revolving loan facilities	(22,039)	(26,812)
Net increase in notes payable	—	1,594
Proceeds from 8.0% convertible notes	49,950	—
Payment of debt issuance costs	(5,268)	(4,059)
Principal payments under capital lease obligation	(101)	(567)
Distribution to noncontrolling interests	—	(1,640)
Purchases and retirement of treasury stock	(342)	(27)
Cash provided by financing activities	22,200	14,857
Effects of exchange rate changes on cash	546	(1,794)
Net increase (decrease) in cash and cash equivalents	16,482	(11,726)
Cash and cash equivalents at beginning of period	21,661	35,013
Cash and cash equivalents at end of period	$38,143	$23,287

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

Fiscal Year – Layne’s fiscal year end is January 31. References to fiscal years (in the form of “FY2016”, etc.) are to the twelve months ended on January 31 of that year.

Investment in Affiliated Companies – Investments in affiliates in which Layne has the ability to exercise significant influence, but does not hold a controlling interest over operating and financial policies, are accounted for by the equity method. Layne evaluates its equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.

Principles of Consolidation – The Condensed Consolidated Financial Statements include the accounts of Layne and all of its subsidiaries where it exercises control. For investments in subsidiaries that are not wholly-owned, but where Layne exercises control, the equity held by the minority owners and their portions of net income (loss) are reflected as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

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

As discussed further in Note 10 to the Condensed Consolidated Financial Statements, during the second quarter of FY2016, Layne announced the sale of its Geoconstruction business segment. During FY2015, Layne sold Costa Fortuna and Tecniwell, both previously reported in the Geoconstruction operating segment.  Amounts presented on the Condensed Consolidated Statements of Operations related to the Geoconstruction business segment have been classified as discontinued operations for the periods presented.  Unless noted otherwise, discussion in these Notes to Condensed Consolidated Financial Statements pertain to Layne’s continuing operations.

Business Segments – With the sale of the Geoconstruction business segment, Layne reports its financial results under five reporting segments consisting of Water Resources, Inliner, Heavy Civil, Mineral Services and Energy Services. Layne also reports certain other smaller operations as “Other” and corporate activities under the title “Unallocated Corporate”.  Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors. Corporate assets include all assets not directly associated with a segment, and consist primarily of cash and deferred income taxes.

Use of and Changes in Estimates – The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as Layne’s operating environment changes. While Layne believes that the estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements are appropriate, actual results could differ from those estimates.

Foreign Currency Transactions and Translation – In accordance with Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters,” gains and losses resulting from foreign currency transactions are included in the Condensed Consolidated Statements of Operations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive income (loss). Monetary assets and liabilities are remeasured at period end exchange rates and nonmonetary items are measured at historical exchange rates.

The cash flows and financing activities of Layne’s operations in Mexico and most of Africa are primarily denominated in U.S. dollars. Accordingly, these operations use the U.S. dollar as their functional currency.

Net foreign currency transaction gains (losses) were $0.1 million and less than $(0.1) million for the three months and six months ended July 31, 2015, respectively, and $0.2 million and $0.1 million for the three and six months ended July 31, 2014, respectively, and are recorded in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

Revenue Recognition—Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which the facts that caused the revision become known. Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, Layne prepares updated estimates of cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Large changes in cost estimates on larger, more complex construction projects can have a material impact on its financial statements and are reflected in results of operations when they become known.

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

Revenues for drilling contracts within Mineral Services are recognized in terms of the value of total work performed to date on the basis of actual footage or meterage drilled.

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

Supplies of $17.1 million and $26.8 million and raw materials of $2.3 million were included in inventories in the Condensed Consolidated Balance Sheets as of July 31, 2015 and January 31, 2015, respectively.  As discussed in Note 12 to the Condensed Consolidated Financial Statements, as part of its restructuring activities in Africa, Layne recorded a write-down of inventory during the quarter ended July 31, 2015 amounting to $7.6 million, which is included as part of cost of revenues.

Goodwill —In accordance with ASC Topic 350-20, “Intangibles – Goodwill and Other,” Layne is required to test for the impairment of goodwill on at least an annual basis. Layne conducts this evaluation annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Layne believes at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or its strategies change, it is possible that Layne’s conclusions regarding impairment of the remaining goodwill could change and result in a material effect on its financial position and results of operations.

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

During the three months ended July 31, 2015, due to continued and prolonged depression of commodity prices, decreased activity levels and consecutive quarterly operating losses, Layne reviewed the recoverability of the asset values of its long-lived assets in the Heavy Civil, Mineral Services and Energy Services segments. Based on Layne’s analysis, the sum of the undiscounted cash flows expected from the used and eventual disposal of the assets in its Heavy Civil and Mineral Services segments exceeded the carrying value of the assets in the respective segments, and no indication of impairment existed. On the other hand, using the undiscounted cash flow model indicated that the carrying value of the assets in Energy Services may not be fully recoverable as of July 31, 2015. Layne performed an assessment of the fair value of the assets of Energy Services based on orderly liquidation value of the property and equipment. This assessment resulted in the recording of an impairment charge of approximately $4.6 million during the three months ended July 31, 2015, which is shown as impairment charges in the Condensed Consolidated Statements of Operations for the three and six months ended July 31, 2015.

As discussed in Note 12 to Condensed Consolidated Financial Statements, during July 2015, Layne initiated a plan to exit its operations in Africa. As a result of the decision, Layne determined that it was more likely than not that certain fixed assets will be sold or otherwise disposed of significantly before the end of their estimated useful lives. During the three and six months ended July 31, 2015, Layne recorded charges of approximately $2.9 million, to adjust the carrying values of property and equipment in Africa to estimated fair values, based upon valuation information that includes Layne’s internally-developed estimates of the costs to acquire similar assets or available third-party quoted prices.  The charges are shown as part of restructuring costs in the Condensed Consolidated Statement of Operations.

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

Allowance for Uncollectible Accounts Receivable—Layne makes ongoing estimates relating to the collectability of its accounts receivable and maintains an allowance for estimated losses resulting from the inability of its customers to make required payments. In determining the amount of the allowance, Layne makes judgments about the creditworthiness of customers based on ongoing credit evaluations, and also considers a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection.

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

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at July 31, 2015 and January 31, 2015, because of the relatively short maturity of those instruments. See Note 6 to the Condensed Consolidated Financial Statements for other fair value disclosures.

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

Share-based Compensation—Layne recognizes the cost of all share-based instruments in the financial statements using a fair-value measurement of the associated costs. The fair value of service-based share-based compensation granted in the form of stock options is determined using a lattice valuation model and for certain market-based awards the fair value is determined using the Monte Carlo simulation model.

Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the shares expire, subject to achievement of certain contingencies.

Income (loss) Per Share—Income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. For periods in which Layne recognizes losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which Layne recognizes net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (as defined in Note 3 to the Condensed Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method.  Options to purchase 1.1 million shares have been excluded from weighted average shares in the three and six months ended July 31, 2015, as their effect was antidilutive. A total of 1.5 million nonvested shares have been excluded from weighted average shares in the three and six months ended July 31, 2015, respectively, as their effect was antidilutive. Options to purchase 1.2 million shares have been excluded from weighted average shares in the three and six months ended July 31, 2014, as their effect was antidilutive. A total of 0.6 million nonvested shares have been excluded from weighted average shares in the three and six months ended July 31, 2014, as their effect was antidilutive.

Supplemental Cash Flow Information—The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Six Months
	Ended July 31,
(in thousands)	2015	2014
Income taxes paid	$1,109	$2,377
Income tax refunds	(3,976)	(314)
Interest	4,683	3,233
Noncash investing and financing activities:
Exchange of 4.25% convertible notes for 8.0% convertible notes	55,500	—
Receivable on sale of discontinued operations	—	2,638
Accrued capital additions	1,442	464

New Accounting Pronouncements— On July 22, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory – Simplifying the Measurement of Inventory, which applies to inventory measured using first-in, first-out or average cost. The guidance in this update states that inventory within scope shall be measured at the lower of cost or net realizable value, and when the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings. The new standard is effective for Layne beginning on February 1, 2017 and will be applied on a prospective basis. Layne is currently evaluating the effect of adoption of ASU 2015-11 and does not believe the effect will be material on its financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs”.  This guidance which is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset.  As of July 31, 2015 and January 31, 2015, Layne has deferred financing fees of $8.7 million and $7.1 million, respectively. Layne does not believe adoption of the ASU will have a material effect on its financial statements.

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

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers” on May 28, 2014. On August 12, 2015, the FASB issued ASU 2015-14, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This guidance defines the steps to recognize revenue for entities that have contracts with customers as well as requiring significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from such contracts. This guidance provides companies with a choice of applying it retrospectively to each reporting period presented or by recognizing the cumulative effect of applying it at the date of initial application (February 1, 2018 for Layne) and not adjusting comparative information. At this point, Layne is currently evaluating the requirements and has not yet determined the impact of this new guidance.

In April 2014, the FASB issued ASU 2014.08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”. This ASU amends the definition of a discontinued operation and requires entities to provide additional disclosure about disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. Layne adopted this ASU beginning February1, 2015.  The adoption required additional disclosures for Layne's discontinued operations, however it did not impact Layne’s results of operations, financial position or cash flows.

2. Goodwill and Other Intangible Assets

As of July 31, 2015 and January 31, 2015, Layne had $8.9 million of goodwill on the Condensed Consolidated Balance Sheets. The goodwill is all attributable to the Inliner reporting segment.

Other intangible assets consist of the following:

	July 31, 2015			January 31, 2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$5,120	$(3,356)	15	$5,120	$(3,186)	15
Patents	905	(570)	12	905	(548)	12
Other	966	(622)	22	966	(590)	22
Total intangible assets	$6,991	$(4,548)		$6,991	$(4,324)

Total amortization expense for other intangible assets was $0.1 million and $0.1 million for the three months ended July 31, 2015 and 2014, respectively, and $0.2 million and $0.4 million for the six months ended July 31, 2015 and 2014, respectively.

3. Indebtedness

Debt outstanding as of July 31, 2015, and January 31, 2015, was as follows:

	July 31,	January 31,
(in thousands)	2015	2015
4.25% Convertible Notes	$62,285	$110,055
8.0% Convertible Notes	99,898	—
Asset-based facility	17	21,964
Capitalized lease obligations	158	270
Less amounts representing interest	(6)	(10)
Total debt	162,352	132,279
Less current maturities of long-term debt	(94)	(142)
Total long-term debt	$162,258	$132,137

Asset-based Revolving Credit Facility

On April 15, 2014, Layne entered into a five-year $135.0 million senior secured asset-based facility, of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings.

The asset-based facility was amended on July 29, 2014, September 15, 2014, October 28, 2014 and January 23, 2015, to (1) permit the dispositions of Costa Fortuna and Tecniwell businesses within the Geoconstruction segment, (2) restrict prepayment of indebtedness subordinate to the asset-based facility to certain permitted refinancings of such indebtedness, (3) change the thresholds and any applicable grace period for when a Covenant Compliance Period commences, as described below, (4) impose certain other additional monthly reporting requirements, and (5) to provide additional security interests in certain assets to surety providers through equipment utilization agreements, which also provide for use of the specified assets by the surety providers under certain circumstances.  An additional reserve was established based on the value of the assets subject to the equipment utilization agreements (which is listed as the “equipment reserve” in the definition of borrowing based below).  The September 15, 2014 amendments fixed the applicable margin on loans at the highest level (at the time, 3.25% for LIBOR rate loans and 2.25% for alternate base rate loans) until the fixed charge coverage ratio (measured on a trailing four fiscal quarter period) is at least 1.0 to 1.0 for two consecutive fiscal quarters, at which time the applicable margin will revert to being determined based on usage of the asset-based facility.

The asset-based facility was further amended on March 2, 2015 to permit the issuance of the 8.0% Senior Secured Second Lien Convertible Notes (“8.0% Convertible Notes”) in the offering described below, the exchange of a portion of the 4.25% Convertible Notes in the related Exchange and the grant of the subordinated liens securing the 8.0% Convertible Notes issued in the offering. In addition, the amendment, among other things:

●

reduced the maximum amount that may be borrowed under the asset-based facility from $135.0 million to $120.0 million until Layne has delivered to the agent financial statements and a compliance certificate for any fiscal quarter commencing after the date of the amendment demonstrating, for such fiscal quarter and for the immediately preceding fiscal quarter, a Consolidated Fixed Charge Coverage Ratio (as defined in the asset-based facility agreement) of at least 1.00 to 1.00 for four consecutive quarters ending with such fiscal quarters;

●	increased the applicable interest rate margin under the asset-based facility agreement by 0.5%;
●

increased the quarterly commitment fee on unused commitments from 0.375% to 0.5% per annum if the daily average Total Revolving Exposure (as defined in the asset-based facility agreement) during the quarter exceeds 50% of the Total Revolving Commitments (as defined in the asset-based facility agreement);

●	eliminated any of Layne’s owned real estate from the borrowing base, which accounted for approximately $4.2 million of Layne’s borrowing base at the time of such amendment;
●	required the monthly delivery of a cash flows forecast for 13 weeks following the amendment date;
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

Availability under the asset-based facility is currently the lesser of (i) $120.0 million and (ii) the borrowing base (as defined in the asset-based facility agreement). As of July 31, 2015, the borrowing base was generally defined as:

●	85% of book value of eligible accounts receivables (other than unbilled receivables), plus
●	60% of eligible unbilled receivables, plus
●	Equipment Availability (as defined in the asset-based facility agreement), minus
●	the Supplemental Reserve (as defined in the asset-based facility agreement), minus
●	the Equipment Reserve (as defined in the asset-based facility agreement), minus
●	any additional reserves established from time to time by the co-collateral agents.

The borrowing base under the asset-based facility as of July 31, 2015, was approximately $92.0 million, with $33.0 million of letters of credit and outstanding borrowings of $17 thousand, resulting in Excess Availability (described below) of $59.0 million.

The balance sheet classification of the borrowings under the asset-based facility has been determined in accordance with ASC Topic 470-10-45, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.” Accordingly, any outstanding borrowings have been classified as a long-term liability in the accompanying Condensed Consolidated Balance Sheets.

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

•

any amount in excess of $10.0 million paid with respect to the FCPA investigation. (As disclosed in Note 11 to the Condensed Consolidated Financial Statements, Layne settled the FCPA investigation and in the fourth quarter of FY2015 paid the settlement amount to the SEC, which amount was less than $10.0 million.)

   If Excess Availability is less than the greater of 17.5% of Total Availability or $25.0 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $25.0 million for a period of 30 consecutive days.  Layne must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period.  We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during any fiscal quarter ending from July 31, 2014 through July 31, 2015 and, for the fiscal quarters ending July 31, 2014, October 31, 2014 and January 31, 2015, with respect to the maximum first lien leverage ratio.

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

On August 17, 2015, effective upon the closing of the sale of the Geoconstruction business segment, the asset-based facility was amended to, among other things:

●	reduce the maximum amount that may be borrowed under the asset-based facility from $120.0 million to $100.0 million.

●	eliminate the $15.0 million Availability Block (as defined in the asset-based facility agreement) that was previously required.

●	eliminate the $10.0 million Supplemental Reserve (as defined in the asset-based facility agreement) that was previously required.

●

reduce the dollar amount of Excess Availability (as defined in the asset-based facility agreement) that must be maintained in order to avoid a Covenant Compliance Period from $25.0 million to $17.5 million.

●	revise the manner in which the Borrowing Base is calculated as follows:
•	80% of book value of eligible billed accounts receivable, plus
•	Equipment Availability (as defined in the asset-based facility agreement), minus
•	the Equipment Reserve (as defined in the asset-based facility agreement), minus
•	any additional reserves established from time to time by the co-collateral agents.
●	increase the annual commitment fee on unused commitments from 0.50% to 0.75%, payable quarterly.

4.25% Convertible Senior Notes due 2018

In the fourth quarter of FY2014, Layne issued $125.0 million of 4.25% Convertible Notes due 2018 (“4.25% Convertible Notes”) pursuant to an indenture dated November 12, 2013 between Layne and U.S. Bank National Association, as trustee (the “Indenture”). The 4.25% Convertible Notes are senior, unsecured obligations of Layne. The 4.25% Convertible Notes will be convertible, at the option of the holders, into consideration consisting of, at Layne’s election, cash, shares of Layne’s common stock, or a combination of cash and shares of Layne’s common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018. However, before May 15, 2018, the 4.25% Convertible Notes will not be convertible except in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of Layne’s common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the consecutive five business day period immediately after any five consecutive trading day period (the five consecutive trading day period being referred to as the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 4.25% Convertible Notes, as determined following a request by a holder of the 4.25% Convertible Notes in the manner required by the Indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Layne’s common stock and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; and (4) if Layne has called the 4.25% Convertible Notes for redemption. As of July 31, 2015, the if-converted value did not exceed its principal amount.

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

On March 2, 2015, Layne exchanged approximately $55.5 million aggregate principal amount of its 4.25% Convertible Notes for approximately $49.9 million aggregate principal amount of its 8.0% Convertible Notes (described further below). In accordance with the derecognition guidance for convertible instruments in an exchange transaction under ASC Topic 470-20, the fair value of the 8.0% Convertible Notes (“the exchange consideration”) and the transaction costs incurred were allocated between the liability and equity components of the 4.25% Convertible Notes. Of the $49.9 million exchange consideration, $42.1 million, which represents the fair value of the 4.25% Convertible Notes immediately prior to its derecognition, was allocated to the extinguishment of the liability component. Transaction costs of $0.9 million were also allocated to the liability component. As a result, Layne recognized a gain on extinguishment of debt of $4.2 million during the first quarter of FY2016. The remaining $7.8 million of the exchange consideration and $0.2 million of transaction costs were allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

The following table presents the carrying value of the 4.25% Convertible Notes as of July 31, 2015 (in thousands):

Carrying amount of the equity conversion component	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500
Unamortized debt discount (1)	(7,215)
Net carrying amount	$62,285

(1)	As of July 31, 2015, the remaining period over which the unamortized debt discount will be amortized is 39 months using an effective interest rate of 9.0%.

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

The initial conversion rate was 85.4701 shares of Layne’s common stock per $1,000 principal amount of 8.0% Convertible Notes (equivalent to an initial conversion price of approximately $11.70 per share of Layne’s common stock). The conversion rate is subject to adjustment upon the occurrence of certain events. In addition, Layne may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including Layne’s calling the 8.0% Convertible Notes for redemption.

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

In accordance with guidance in ASC Topic 815-15, Layne determined that the embedded conversion components and other embedded derivatives of the 8.0% Convertible Notes do not require bifurcation and separate accounting. Layne accounted for the 8.0% Convertible Notes as debt with conversion features that are not beneficial under ASC Topic 470-20. Accordingly, all the proceeds from the issuance of the 8.0% Convertible Notes are recorded as a liability on Layne’s Condensed Consolidated Balance Sheets.

4. Other Income, Net

Other income, net consisted of the following for the three and six months ended July 31, 2015 and 2014:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2015	2014	2015	2014
Gain from disposal of property and equipment	$210	$274	$969	$259
Interest income	114	19	386	26
Currency exchange gain (loss)	111	159	(48)	139
Other	(183)	299	(14)	187
Total	$252	$751	$1,293	$611

     Gain from the disposal of property and equipment of $1.0 million for the six months ended July 31, 2015, relates to the sale of non-core assets.

Interest income of $0.1 million and $0.4 million for the three and six months ended July 31, 2015, respectively, is primarily due to interest accruing on the note receivable arising from the sale of Costa Fortuna.

5. Income Taxes

Income tax benefit (expense) for continuing operations of $3.0 million and $2.2 million were recorded in the three and six months ended July 31, 2015, respectively, compared to $(0.2) million and $(2.0) million for the same periods last year. Layne recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three and six months ended July 31, 2015 and 2014.  The effective tax rates for continuing operations for the three and six months ended July 31, 2015 were 11.3% and 6.9%, respectively, compared to (1.7) % and (5.2)% for the same periods last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the respective periods on current year losses.

Tax expense or benefit for continuing operations generally does not consider the tax effect of other categories of income or loss (for example, discontinued operations, etc.). An exception to that general rule is required when there is a pretax loss from continuing operations and pretax income from other categories of income. Pursuant to this exception, $4.1 million of income tax benefit was recorded for continuing operations during the three months ended July 31, 2015 that was primarily the result of income tax expense forecasted on discontinued operations for the fiscal year, including the estimated gain on sale that will be recognized during the third quarter of the current fiscal year.  Aside from this tax benefit, the difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the respective periods on current year losses.

After valuation allowances, Layne maintains no domestic net deferred tax assets and $0.8 million of deferred tax assets from various foreign jurisdictions where management believes that realization is more likely than not. Layne’s foreign subsidiaries will need to generate taxable income of approximately $3.1 million in their respective jurisdictions where the deferred tax assets are recorded in order to fully realize the deferred tax asset.  Management will continue to evaluate all of the evidence in future quarters and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude Layne from using its loss carryforwards or utilizing other deferred tax assets in the future.

As of July 31, 2015, and January 31, 2015, the total amount of unrecognized tax benefits recorded was $11.1 million and $13.0 million, respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $6.4 million due to settlements of audit issues. Layne classifies uncertain tax positions as non-current income tax liabilities unless expected to be paid in one year. Layne reports income tax-related interest and penalties as a component of income tax expense. As of July 31, 2015, and January 31, 2015, the total amount of liability for income tax-related interest and penalties was $8.0 million and $8.5 million, respectively.

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

Layne’s assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Layne’s financial instruments held at fair value are presented below as of July 31, 2015, and January 31, 2015:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
July 31, 2015
Financial Assets:
Current restricted deposits held at fair value	$3,468	$3,468	—	—
Long term restricted deposits held at fair value	3,295	3,295	—	—
January 31, 2015
Financial Assets:
Current restricted deposits held at fair value	$4,145	$4,145	—	—
Long term restricted deposits held at fair value	4,231	4,231	—	—
Financial Liabilities:
Contingent earnout of acquired businesses(1)	—	—	—	—

(1)

The fair value of the contingent earnout of acquired businesses is determined using a mark-to-market modeling technique based on significant unobservable inputs calculated using a discounted future cash flows approach. Key assumptions include a discount rate of 41.2% and annual revenues of the acquired business, Intevras Technologies, LLC, ranging from $1.5 million to $6.1 million over the life of the earnout. The business was acquired in July 2010. The contingent earnout expired in July 2015, without any pay-out. The contingent earnout liability had no recorded value as of January 31, 2015.

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

Convertible Notes – The Convertible Notes are measured on a non-recurring basis using Level 1 inputs based upon observable quoted prices of the 4.25% Convertible Notes and the 8.0% Convertible Notes.

The following table summarized the carrying values and estimated fair values of the long-term debt:

	July 31, 2015		January 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.25% Convertible Notes	$62,285	$54,905	$110,055	$98,438
8.0% Convertible Notes	99,898	83,665	—	—
Asset-based facility	17	17	21,964	21,964

In accordance with ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”, Layne assessed the fair value of certain non-financial assets on a non-recurring basis when there is an indicator that the carrying value of the assets may not be recoverable.  Using an undiscounted cash flow model indicated that the carrying amount of the property and equipment in Energy Services segment may not be fully recoverable as of July 31, 2015. Layne performed an assessment of the fair value of the assets of Energy Services segment based on orderly liquidation value of the property and equipment, which it considers a Level 2 fair value measurement.   Based on this assessment, assets in the Energy Services segment with a carrying value of $16.3 million were written down to a fair value of $11.7 million and resulted in an impairment charge of $4.6 million during the three and six months ended July 31, 2015.

As part of the restructuring activity in Africa, Layne performed an assessment of the long-lived assets located in Africa. Based on Layne’s assessment, property and equipment in Africa with carrying value of $5.1 million was adjusted to reflect its estimated fair value of $2.2 million, resulting in a charge of approximately $2.9 million during the three and six months ended July 31, 2015. The fair value of the assets was determined primarily using Level 3 inputs, such as Layne’s internally-developed estimates of the costs to acquire similar assets, and any available third-party quoted prices.

7. Stock and Stock Option Plans

Layne has stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of July 31, 2015, there were 544,852 shares which remained available to be granted under the plans. Layne has the ability to issue shares under the plans either from new issuances or from treasury, although it has previously always issued new shares and expects to continue to issue new shares in the future. Layne granted 154,372 restricted stock units and 973,681 performance vesting restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the six months ended July 31, 2015.  The grants consist of both service-based awards and market-based awards.

On July 20, 2015, the Company issued a total of 10,000 stock options and 61,728 restricted stock units to its newly appointed Senior Vice President and Chief Financial Officer, as part of his inducement grant. Both of these awards were granted outside of the Company’s 2006 Equity Incentive Plan and include both a service period and a market performance vesting condition. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of his employment compensation.

Layne recognized compensation cost for share-based compensation arrangements of $0.7 million for the three months ended July 31, 2015. Compensation expense recognized for the three month period ended July 31, 2014 was zero, due to a reversal of previously recognized compensation expense, from forfeitures of nonvested awards and adjustments as a result of management’s analysis of the probability of the performance conditions being satisfied. Compensation cost for share-based compensation arrangements of $2.4 million and $0.5 million were recognized for the six months ended July 31, 2015 and 2014, respectively. The total income tax benefit recognized for share-based compensation arrangements was $0.3 million for the three months ended July 31, 2015. There was no income tax benefit for share-based compensation arrangements for the three months ended July 31, 2014.  The total income tax benefit recognized for share-based compensation arrangements was $0.9 million and $0.2 million for the six months ended July 31, 2015 and 2014, respectively.

As of July 31, 2015, total unrecognized compensation cost related to unvested stock options was approximately $0.9 million, which is expected to be recognized over a weighted-average period of 1.7 years. As of July 31, 2015, there was approximately $5.2 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 2.2 years.

A summary of nonvested share activity for the six months ended July 31, 2015, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2015	487,292	$14.86	$3,942
Granted - Director's restricted stock units	24,085	5.19
Granted - Restricted stock units	130,287	5.25
Granted - Performance vesting shares	1,035,409	3.03
Vested	(175,027)	17.07	1,453
Forfeitures	(46,475)	7.82
Nonvested stock at July 31, 2015	1,455,571	$5.38	$12,081

A summary of stock option activity for the six months ended July 31, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2015	1,015,514	$21.15	6.6	$—
Granted	103,168	5.52
Expired	—
Forfeited	(1,840)	19.49
Outstanding at July 31, 2015	1,116,842	$19.71	6.4	$293
Exercisable at February 1, 2015	653,978	$24.46	5.2	—
Exercisable at July 31, 2015	823,221	$21.77	5.6	$290

All options were granted at an exercise price equal to the fair market value of Layne’s common stock at the date of the grant. The weighted average fair value at the date of grant for the options granted was $1.82 for the six months ended July 31, 2015. The fair value was based on an expected life of approximately three years, no dividend yield, an average risk-free rate of 0.89% and assumed volatility of all options outstanding was expected to be 52.59%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

8. Investment in Affiliates

Layne has investments in affiliates that are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies. Investment in affiliates may include other construction joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries, if applicable, and the percentages directly and indirectly owned by Layne are as follows as of July 31, 2015:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on Layne’s investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2015	2014	2015	2014
Income statement data:
Revenues	$33,813	$43,444	$70,136	$91,405
Gross profit	4,349	4,582	9,663	11,162
Operating income (loss)	690	(819)	1,869	299
Net loss	(2,854)	(541)	(3,090)	(646)

9. Operating Segments

Layne is a global solutions provider to the world of essential natural resources – water, minerals and energy. Management defines the Company’s operational organizational structure into discrete segments based on its primary product lines.

During the second quarter of FY2016, Layne entered into a definitive agreement to sell its Geoconstruction business segment. The operating results of the Geoconstruction business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 10 to Condensed Consolidated Financial Statements for further discussion. With Layne’s exit from the Geoconstruction business, Layne manages and reports its operations through five segments: Water Resources, Inliner, Heavy Civil, Mineral Services, and Energy Services.

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

Mineral Services

Mineral Services conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory (‘greenfield’) and definitional (‘brownfield’) drilling. Global mining companies engage Mineral Services to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if a minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization expertise. The primary markets are in the western U.S., Mexico, Australia, South America and Africa. As discussed in Note 12 to the Condensed Consolidated Financial Statements, in July 2015, Layne initiated a plan to exit its operations in Africa. Layne also has ownership interests in foreign affiliates operating in Latin America that form the primary presence in this market.

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

Financial information for Layne’s segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include expenses related to accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors.

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2015	2014	2015	2014
Revenues
Water Resources	$53,852	$53,431	$105,667	$96,557
Inliner	41,790	39,837	89,810	73,320
Heavy Civil	51,195	53,170	98,522	102,588
Mineral Services	25,821	31,971	49,127	61,459
Energy Services	3,620	4,717	7,411	7,545
Other	4,197	4,957	8,450	8,900
Intersegment eliminations	(4,158)	(3,983)	(8,399)	(7,624)
Total revenues	$176,317	$184,100	$350,588	$342,745

Equity in losses of affiliates
Mineral Services	$(1,486)	$(212)	$(1,593)	$(278)

Income (loss) from continuing operations before income taxes
Water Resources	$4,554	$5,134	$8,338	$6,959
Inliner	5,040	3,726	10,402	8,569
Heavy Civil	(961)	(4,637)	(2,543)	(13,217)
Mineral Services	(14,137)	(1,144)	(16,458)	(4,943)
Energy Services	(5,416)	(836)	(6,384)	(1,562)
Other	(137)	41	228	161
Unallocated corporate expenses	(11,151)	(11,725)	(21,988)	(26,738)
Gain on extinguishment of debt	—	—	4,236	—
Interest expense	(4,295)	(3,025)	(8,147)	(7,074)
Total loss from continuing operations before income taxes	$(26,503)	$(12,466)	$(32,316)	$(37,845)

Product Line Revenue Information
Water systems	$54,896	$56,910	$107,405	$101,339
Water treatment technologies	2,417	5,134	6,127	8,933
Sewer rehabilitation	41,790	39,837	89,810	73,320
Water and wastewater plant construction	39,434	33,668	73,157	65,711
Pipeline construction	8,785	14,559	18,975	28,020
Environmental and specialty drilling	2,215	1,549	3,598	3,240
Exploration drilling	24,424	28,236	45,488	54,911
Other	2,356	4,207	6,028	7,271
Total revenues	$176,317	$184,100	$350,588	$342,745

Geographic Information
Revenue
United States	$160,905	$163,188	$321,951	$301,477
Africa/Australia	3,872	7,401	7,962	12,693
South America	2,073	3,545	3,983	7,229
Mexico	8,806	9,197	15,467	19,811
Other foreign	661	769	1,225	1,535
Total revenues	$176,317	$184,100	$350,588	$342,745

10. Discontinued Operations

During FY2016, Layne has continued its strategic review of all aspects of its portfolio of businesses and operations, to reshape its operating portfolio and concentrate on its core competencies. As part of this developing strategy, Layne announced its decision to exit the Geoconstruction business during the second quarter of FY2016. Previously, during the second quarter of FY2015, Costa Fortuna, a line of business within Geoconstruction was identified and subsequently sold as described below, and during the third quarter of FY2015, Tecniwell, a line of business also within the Geoconstruction segment, was identified and subsequently sold.

Geoconstruction

On May 20, 2015, Layne signed a definitive agreement to sell its Geoconstruction business segment to a subsidiary of Keller Foundations, LLC, a member of Keller Group plc (“Keller”). The transaction was subject to certain customary terms and closing conditions, and on August 17, 2015, Layne completed the sale of the Geoconstruction business segment to Keller, for a total of $43.0 million, including the preliminary estimate of the business segment’s working capital which is subject to a post-closing reconciliation. Approximately $6.0 million of the purchase price will remain in escrow or will be paid at a later date upon the satisfaction of certain conditions, including the final transfer of the East Branch Dam contract to Keller by the U.S. Army Corps of Engineers. Layne expects to use the net proceeds from the sale for general corporate purposes and to pursue growth opportunities in its core businesses. In addition, Layne will share in the profit or loss for one of the contracts being assumed by Keller, which could increase the purchase price by up to $5.0 million, or decrease it by up to $1.5 million.  Layne expects to recognize a gain on the sale in the third quarter of FY2016.

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

The assets and liabilities and operating results of the Geoconstruction business segment are presented as discontinued operations in our Condensed Consolidated Financial Statements, and all prior periods have been revised to reflect this classification.

The components of assets and liabilities of the Geoconstruction business segment, including Costa Fortuna and Tecniwell, classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

	As of July 31,	As of January 31,
(in thousands)	2015	2015
Major classes of assets
Cash	$—	$—
Customer receivables	9,452	9,699
Costs and estimated earnings in excess of billings on uncompleted contracts	8,525	5,329
Inventory	52	1,052
Other current assets	—	—
Total current assets discontinued operations	18,029	16,080
Investments in affiliates	2,039	1,847
Other assets discontinued operations	16,058	18,833
Total major classes of assets of discontinued operations	$36,126	$36,760
Major classes of liabilities
Accounts payable	$2,090	$3,002
Billings in excess of costs and estimated earnings on uncompleted contracts	233	4,198
Total current liabilities discontinued operations	2,323	7,200
Other long term liabilities discontinued operations	—	—
Total major classes of liabilities of discontinued operations	$2,323	$7,200

The results of operations associated with the Geoconstruction business segment, including Costa Fortuna and Tecniwell, for the three and six months ended July 31, 2015 and 2014 were as follows:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2015	2014	2015	2014
Revenue	$22,860	$32,577	$42,952	$65,172
Cost of revenues (exclusive of depreciation and amortization, shown below)	(13,710)	(31,641)	(31,155)	(55,998)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(1,411)	(4,056)	(3,018)	(7,757)
Depreciation and amortization	(1,634)	(3,089)	(3,239)	(6,193)
Equity in earnings of affiliates	170	2,747	907	2,747
Other income (expense) items	772	(478)	684	(1,063)
Total operating income (loss) on discontinued operations before income taxes	7,047	(3,940)	7,131	(3,092)
Income tax expense	(1,691)	(19)	(1,759)	(484)
Total operating income (loss) on discontinued operations	$5,356	$(3,959)	$5,372	$(3,576)
Total consideration	$—	$2,638	$—	$2,638
Net book value of assets sold	—	(37,083)	—	(37,083)
Reclassification adjustment for foreign currency translation	—	(3,636)	—	(3,636)
Fees associated with sale	—	(120)	—	(120)
Loss on sale of discontinued operations before income taxes	—	(38,201)	—	(38,201)
Income tax expense	—	(120)	—	(120)
Total income (loss) on discontinued operations	$5,356	$(42,280)	$5,372	$(41,897)
Net income from discontinued operations attributable to noncontrolling interest	$—	$(69)	$—	$(1,045)

Layne’s noncontrolling interests include ownership equity in entities that are part of the Geoconstruction business segment, which will discontinue as a result of the sale. The following is a reconciliation of the noncontrolling interests related to discontinued operations as of July 31 and January 31, 2015:

(in thousands)
Total noncontrolling interests	$444
Less: noncontrolling interests related to continuing operations	(75)
Noncontrolling interests related to discontinued operations	$369

As of July 31, 2015, Layne owns 65% and 50% of Case-Bencor Joint Venture (Washington) and Case-Bencor Joint Venture (Iowa), respectively, which are both included as part of the Geoconstruction business segment as investments in affiliates, which will discontinue as a result of the sale. Summarized financial information of the entities, which are accounted for as equity method investments, was as follows:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2015	2014	2015	2014
Income statement data:
Revenues	$2,376	$17,610	$7,861	$17,610
Gross profit	351	4,238	1,826	4,238
Net income	351	4,238	1,826	4,238

In accordance with Layne’s adoption of ASU 2014-08 effective February 1, 2015, additional disclosure relating to cash flow is required. Cashflow information for Costa Fortuna and Tecniwell is not required since they were accounted for based on the previous guidance. Cashflow data relating to the Geoconstruction business segment for the six months ended July 31, 2015 and 2014 is presented below:

	Six Months Ended	Six Months Ended
(in thousands)	July 31, 2015	July 31, 2014
Cashflow data:
Depreciation and amortization	$3,239	$3,638
Capital expenditures	207	299

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

We are currently working with the Internal Revenue Service (“IRS”) to resolve discrepancies asserted with respect to certain Form W-2's and related employee withholding tax reports filed by Layne as agent on behalf of certain of its subsidiaries in calendar 2011.  The reporting procedures utilized by those subsidiaries in calendar 2011 were consistent with those used in calendar 2009 and 2010, which have not been questioned by the IRS. There is no assertion that tax amounts and withholdings have not been remitted timely and accurately.  The IRS has asserted a monetary penalty of approximately $8.0 million, equal to 10% of the wages reflected on the Form W-2’s attributable to the subsidiaries but reported under Layne's employer identification number as designated agent. On May 19, 2015, pursuant to the Treasury Offset Program, the IRS seized a $6.0 million payment to Layne from a federal contracting agency as a partial offset against the asserted penalty.  Any further seizure has been stayed pending resolution of the dispute. Layne believes that the monetary penalty and subsequent seizure are not appropriate, as Layne has made a good faith effort to comply with the reporting requirements and that the Form W-2's and related employee withholding tax reports have been reported appropriately and accurately in all material respects.  We have requested a collection due process hearing with the IRS to resolve this matter and we believe the matter will be resolved without a material adverse effect to the Company’s operations, financial position or cash flows, and therefore have recorded no accrual for a potential loss as of July 31, 2015 or January 31, 2015.

On April 17, 2013, an individual person filed a purported class action suit against three of Layne’s subsidiaries and two other companies supposedly on behalf of all lessors and royalty owners from 2004 to the present. The plaintiff essentially alleges that Layne and two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas. The plaintiff seeks certification as a class and unquantified damages. On April 1, 2014, the plaintiff voluntarily dismissed one of the other two company defendants without prejudice. Since this litigation is at an early state, Layne is currently unable to predict its outcome or estimate its exposure.

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

12. Restructuring Costs

In July 2015, in response to continuing decline in the minerals market in the region, Layne initiated a plan to exit and monetize its mining services operations in Africa (“Africa Restructuring Plan”). The Africa Restructuring Plan is expected to be completed by the end of the fiscal year. Approximately $10.6 million of expenses associated with the Africa Restructuring Plan were recognized for the three months ended July 31, 2015, consisting primarily of write-down of the carrying value of inventory and fixed assets. Of the total restructuring expense, $7.6 million is reflected as cost of revenues for the value of the inventory, and $3.0 million is recorded as restructuring costs in the Condensed Consolidated Statements of Operations. Layne recorded an accrued liability related to the Africa Restructuring Plan of approximately $0.1 million as of July 31, 2015. Layne expects total implementation costs to be approximately $14.4 million.

Layne commenced a separate restructuring plan (“FY2015 Restructuring Plan”) during the quarter ended July 31, 2014. The FY2015 Restructuring Plan involved, among other things, reductions in the global workforce, asset relocation or disposal and process improvements. The FY2015 Restructuring Plan was designed to achieve short and long-term cost reductions, and was completed during the first quarter of FY2016. The accrued liability associated with the FY2015 Restructuring was approximately $0.3 million and $1.0 million as of July 31, 2015 and January 31, 2015, respectively. The remaining accrual as of July 31, 2015 primarily relates to severance benefits, which are payable over a period of one year from the date of termination, with the last pay-out due in January 2016.

			Incurred	Incurred
	Incurred	Incurred	in the	from	Estimate of
	in the three	in the six	three and six	inception	remaining
	months ended	months ended	months ended	to	amounts
(in thousands)	July 31, 2015	July 31, 2015	July 31, 2014	July 31, 2015	to be incurred	Total
Africa Restructuring Plan
Mineral Services
Severance and other personnel-related costs	$65	$65	$—	$65	$3,197	$3,262
Write-down of inventory	7,563	7,563	—	7,563	—	7,563
Asset write-down	2,866	2,866	—	2,866	—	2,866
Other	73	73	—	73	596	669
Total	$10,567	$10,567	$—	$10,567	$3,793	$14,360

FY2015 Restructuring Plan
Water Resources
Severance and other personnel-related costs	$(42)	$4	$60	$384	$—	$384
Other	—	—	—	55	—	55
Total Water Resources	$(42)	$4	$60	$439	$—	$439
Inliner
Severance and other personnel-related costs	$(2)	$17	$—	$17	$—	$17
Other	—	—	—	—	—	—
Total Inliner	$(2)	$17	$—	$17	$—	$17
Heavy Civil
Severance and other personnel-related costs	$(10)	$31	$37	$85	$—	$85
Other	—	—	—	—	—	—
Total Heavy Civil	$(10)	$31	$37	$85	$—	$85
Mineral Services
Severance and other personnel-related costs	$(49)	$(30)	$16	$170	$—	$170
Other	1,157	1,159	1,086	2,362	—	2,362
Total Mineral Services	$1,108	$1,129	$1,102	$2,532	$—	$2,532
Energy Services
Severance and other personnel-related costs	$(3)	$14	$50	$103	$—	$103
Other	—	—	—	—	—	—
Total Energy Services	$(3)	$14	$50	$103	$—	$103
Unallocated Corporate
Severance and other personnel-related costs	$(28)	$18	$79	$735	$—	$735
Other	334	334	—	334	—	334
Total Unallocated Corporate	$306	$352	$79	$1,069	$—	$1,069
Total	$1,357	$1,547	$1,328	$4,245	$—	$4,245

The table below represents a reconciliation of beginning and ending liability balances:

	Africa	FY2015
	Restructuring	Restructuring
(in thousands)	Plan	Plan	Total
Balance at January 31, 2015	$—	$987	$987
Restructuring charges	138	541	679
Cash payments	(65)	(847)	(912)
Adjustment to liability	—	(394)	(394)
Balance at July 31, 2015	$73	$287	$360

13. Subsequent Event

As discussed in Notes 3 and 10 to the Condensed Consolidated Financial Statements, on August 17, 2015, Layne completed the sale of the Geoconstruction business segment, and concurrently amended its asset-based facility.

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 in this Form 10-Q, as well as Layne’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As used herein, phrases such as “Layne”, “we”, “our”, and “us” are intended to refer to Layne Christensen Company when used.

Executive Summary

Layne is a global water management, construction and drilling company which provides responsible solutions for challenges in the water, mineral and energy markets. Layne manages and reports its operations through five segments: Water Resources, Inliner, Heavy Civil, Mineral Services, and Energy Services. As discussed in Notes 9 and 10 to the Condensed Consolidated Financial Statements included in this Form 10-Q, during the second quarter of FY2016, Layne entered into a definitive agreement to sell its Geoconstruction business segment.  The operating results of the Geoconstruction business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The sale of the Geoconstruction business closed on August 17, 2015.  Layne’s operations are cyclical and subject to seasonality. Domestic drilling and construction activities and revenues tend to decrease in the winter months. Internationally, Mineral Services operations traditionally slow down during the Christmas and New Year’s holidays.

Revenues decreased $7.8 million, or 4.2%, to $176.3 million, for the three months ended July 31, 2015, and increased $7.8 million, or 2.3%, to $350.6 million for the six months ended July 31, 2015, as compared to the same periods last year. On a quarter-to-date basis, revenues decreased in Mineral Services by $6.2 million, Energy Services by $1.1 million and Heavy Civil by $2.0 million, slightly offset by increases in Inliner of $2.0 million and Water Resources of $0.4 million. On a year-to-date basis, revenues increased in Inliner by $16.5 million and Water Resources by $9.1 million, partially offset by decreases in Mineral Services of $12.3 million, Heavy Civil of $4.1 million, and Energy Services of $0.1 million. A further discussion of results of operations by segment is presented below.

Cost of revenues (exclusive of depreciation, amortization and impairment charges) decreased $4.0 million, or 2.6%, to $151.2 million (85.8% of revenues) for the three months ended July 31, 2015, from $155.2 million (84.3% of revenues) for the same period last year. For the six months ended July 31, 2015, cost of revenues increased $1.5 million, or 0.5%, to $294.5 million (84.0% of revenues) from $293.0 million (85.5% of revenues) for the same period last year. Cost of revenues for the three and six months ended July 31, 2015 included a $7.6 million write-down of inventory as part of our restructuring activities in Africa. Absent the inventory write-down, cost of revenues as a percentage of revenues would have been 81.5% and 81.8% for the three and six months ended July 31, 2015, decreasing from the prior year, primarily due to improved margins in Heavy Civil and Water Resources.

Selling, general and administrative expenses increased by $2.7 million, or 10.5%, to $28.8 million for the three months ended July 31, 2015, from $26.1 million for the same period last year. For the six months ended July 31, 2015, selling, general and administrative expenses increased by $0.8 million, or 1.4%, to $58.1 million from $57.3 million for the same period last year. The prior year periods included the benefit of a reduction in our accrued FCPA liability of $5.2 million. Absent that benefit, the three and six month periods in the current year declined from $31.3 million and $62.5 million, respectively. Those decreases are primarily due to reductions in consulting expenses, compensation expenses due to FY2015 Restructuring Plan, relocation costs, office rent, and temporary services.

Depreciation and amortization decreased 27.8% to $8.3 million, and 23.7% to $17.0 million for the three and six months ended July 31, 2015, respectively, from $11.4 million and $22.3 million for the same periods last year. The decreases were primarily due to reduced capital expenditures in previous periods.

An asset impairment charge of $4.6 million was recorded for the Energy Services segment during the three and six months ended July 31, 2015. The impairment charge was recorded to reflect reductions in the estimated fair value of the long-lived assets, as a result of events that occurred during the current period, which indicated that the carrying amount of the long-lived assets was not fully recoverable.

Restructuring costs increased to $4.4 million and $4.6 million for the three and six months ended July 31, 2015, respectively, compared to $1.3 million for the three and six months ended July 31, 2014. Restructuring costs for the current quarter relate to a $2.9 million asset write-down as part of Africa restructuring, and $1.5 million of severance and other costs.

Equity in losses of affiliates increased to $1.5 million and $1.6 million for the three and six months ended July 31, 2015, respectively, compared to $0.2 million and $0.3 million for the same periods last year. Layne’s international affiliates generated higher losses during the current year due to severance and termination benefits costs as a result of actions taken to respond to continuing depressed conditions in the minerals market.

A gain on extinguishment of debt of $4.2 million was recognized during the six months ended July 31, 2015 in connection with the partial redemption of the 4.25% Convertible Notes in exchange for 8.0% Convertible Notes, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

Interest expense increased to $4.3 million and $8.1 million for the three and six months ended July 31, 2015, respectively, compared to $3.0 million and $7.1 million for the same periods last year. The $1.3 million increase in interest expense on a quarter-to-date basis was mainly due to a higher debt balance and higher interest rate with the issuance of the 8.0% Convertible Notes during the first quarter of FY2016. On a year-to-date basis, the $1.0 million increase in interest expense was mainly due to a $2.0 million increase in interest expense as a result of a higher debt balance and higher interest rate on the convertible notes, a $0.3 million increase in amortization of deferred financing fees related to the asset-based facility, partially offset by a $1.1 million write off during the first quarter of FY2015 of the unamortized debt issuance costs associated with a previous credit agreement, and $0.2 million in letters of credit fees incurred in the prior year.

Other income, net for the three and six months ended July 31, 2015 consisted primarily of gains on the sale of non-core assets.

Income tax benefit (expense) for continuing operations of $3.0 million and $2.2 million were recorded for the three and six months ended July 31, 2015, compared to $(0.2) million and $(2.0) million for the same periods last year. The tax benefit recorded during the three and six months ended July 31, 2015, includes the tax benefits expected to offset the tax expense of the estimated gain on sale of discontinued operations that will be recognized during the third quarter on the sale of Geoconstruction. Layne currently records no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The effective tax rate for the three and six months ended July 31, 2015 was 11.3% and 6.9% compared to (1.7%) and (5.2%) for the same periods last year. The differences between the effective tax rates and the statutory tax rate resulted primarily from valuation allowances recorded during the respective periods on current losses.

Recent Developments

As described in Note 10 to the Condensed Consolidated Financial Statements, on May 20, 2015, Layne entered into a definitive agreement to sell the assets of its Geoconstruction business.  The transaction closed on August 17, 2015 for total consideration of $43.0 million, including the preliminary estimate of the business segment’s working capital which is subject to a post-closing reconciliation. Approximately $6.0 million of the purchase price will remain in escrow or will be paid at a later date upon the satisfaction of certain conditions. Layne expects to use the net proceeds from the sale for general corporate purposes and growth opportunities in its core businesses.

Concurrent with the closing of the sale of the Geoconstruction business segment on August 17, 2015, Layne's existing asset-based facility was amended to, among other things: (1) reduce the maximum amount that may be borrowed under the asset-based facility from $120.0 million to $100.0 million; (2) eliminate the $15.0 million Availability Block (as defined in the asset-based facility agreement); (3) eliminate the $10.0 million Supplemetal Reserve (as defined in the asset-based facility agreement); (4) reduce Minimum Excess Availability (as defined in the asset-based credit facility) from $25.0 million to $17.5 million; (5) revise the borrowing base calculation; and (6) increase the annual commitment fee on unused commitments from 0.50% to 0.75%.

In July 2015, in response to continuing decline in the minerals market in the region, Layne initiated a plan to exit its operations in Africa. The restructuring, which is expected to be completed by the end of the fiscal year, is designed to optimize Layne’s cost structure, and involves a reduction in workforce and disposition of assets.

Layne appointed J. Michael Anderson as Senior Vice President and Chief Financial Officer effective July 20, 2015. Mr. Anderson brings more than 25 years of experience in senior management roles at publicly-traded companies in the water and energy industries, and in commercial and investment banking.

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

These non-GAAP measures include the presentations of operating results (on a consolidated and segment level) before restructuring costs, impairment charges and FCPA accrual reduction, borrowing base and excess availability under the asset-based facility and liquidity after giving effect to the sale of the Geoconstruction business segment.

Operating Segment Review of Operations

Water Resources

	Three Months				Six Months
	Ended July 31,				Ended July 31,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues	$53,852	$53,431	$421	0.8%	$105,667	$96,557	$9,110	9.4%
Income before income taxes	4,554	5,134	(580)	(11.3)	8,338	6,959	1,379	19.8
Income before income taxes as a percentage of revenues	8.5%	9.6%	n/m	n/m	7.9%	7.2%	n/m	n/m

n/m – not meaningful

The revenue growth in Water Resources is driven mainly by projects in the western portion of the U.S.  Inadequate water infrastructure in the western states, combined with lingering drought conditions have resulted in additional opportunities to provide water management services, particularly in the agribusiness market. The solid revenue result in the western region is partially offset by declines in other regions due to downtime as rigs were moved to locations where better utilization could be realized. The injection well market, which had seen an expansion during the first quarter of FY2016, slowed down during the second quarter due to increased competition.

The decrease in income before income taxes during the three months ended July 31, 2015 is due to increased selling, general and administrative expenses arising from higher levels of incentive compensation accrued during the current period, and a loss on disposal of property and equipment.

The increase in income before income taxes for the six months ended July 31, 2015 is due to margin improvements across most of its operations as a result of high asset utilization rates increasing operational efficiencies, and reducing downtime. The improvements were partially offset by higher selling, general and administrative expenses and loss on disposal of property and equipment discussed above.

Inliner

	Three Months				Six Months
	Ended July 31,				Ended July 31,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues	$41,790	$39,837	$1,953	4.9%	$89,810	$73,320	$16,490	22.5%
Income before income taxes	5,040	3,726	1,314	35.3	10,402	8,569	1,833	21.4
Income before income taxes as a percentage of revenues	12.1%	9.4%	n/m	n/m	11.6%	11.7%	n/m	n/m

Inliner’s revenues increased primarily due to the increase in work orders under existing contracts in Maryland and Ohio. Revenue growth slowed down in certain regions in the second quarter from the first quarter of FY2016, due to adverse weather conditions, causing unexpected issues with road access and halting progression on projects, which has since been resolved.

The increase in income before income taxes in the current periods is driven by the growth in revenues, partially offset by the increase in selling, general and administrative expenses due mainly to higher levels of incentive compensation.

Heavy Civil

	Three Months				Six Months
	Ended July 31,				Ended July 31,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues	$51,195	$53,170	$(1,975)	(3.7)%	$98,522	$102,588	$(4,066)	(4.0)%
Loss before income taxes	(961)	(4,637)	3,676	79.3	(2,543)	(13,217)	10,674	(80.8)
Loss before income taxes as a percentage of revenues	-1.9%	-8.7%	n/m	n/m	-2.6%	-12.9%	n/m	n/m

The decline in revenues is due to the continuing strategic shift towards negotiated contracts and less emphasis on traditional fixed-price contracts.  These contracts are typically lower risk and are expected to contribute to improved margins going forward. Furthermore, certain large projects closed or are nearing completion and have reduced revenue recognized during the current periods.

The decrease in loss before income taxes in the current periods is due to more favorable weather conditions in certain geographies, less cost degradation on troubled projects in the Northeast and Gulf Coast regions, and improving performance on alternative delivery projects in Florida. Furthermore, lower selling, general and administrative expenses of 44.9% and 23.5% on a quarter-to-date and year-to-date basis, respectively, reduced depreciation expense of 60.4% and 54.0% on a quarter-to-date and year-to-date basis, respectively, as Heavy Civil continues to limit its capital expenditures, and gains on the sale of underutilized equipment have contributed to the reduction in loss before income taxes.

Mineral Services

	Three Months				Six Months
	Ended July 31,				Ended July 31,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues	$25,821	$31,971	$(6,150)	(19.2)%	$49,127	$61,459	$(12,332)	(20.1)%

Loss before restructuring costs and income taxes	(2,462)	(42)	(2,420)	n/m	(4,762)	(3,841)	(921)	(24.0)
Less: restructuring costs	(11,675)	(1,102)	(10,573)	n/m	(11,696)	(1,102)	(10,594)	n/m
Loss before income taxes	(14,137)	(1,144)	(12,993)	n/m	(16,458)	(4,943)	(11,515)	n/m
Loss before income taxes as a percentage of revenues	-54.8%	-3.6%	n/m	n/m	-33.5%	-8.0%	n/m	n/m
Equity in losses of affiliates, included above	(1,486)	(212)	(1,274)	n/m	(1,593)	(278)	(1,315)	n/m

Revenues outside the U.S. have continued to decline as mining exploration spending remains weak, and as commodity prices continue to be depressed.

During July 2015, Layne initiated a plan to exit its operations in Africa. The costs incurred during the current period related to Africa were approximately $11.7 million, which consists of a $7.6 million write-down of inventory, a $2.9 million write-down of fixed assets, and $1.2 million severance and other costs.

The second quarter in the prior year benefited from a $5.2 million reduction of the accrued FCPA liability as a result of the DOJ’s decision to close its investigation. Absent the FCPA accrual reduction from the prior year, loss before restructuring costs and income taxes was reduced to $(2.5) million in the current period from $(5.3) million in the prior year. During the six months ended July 31, 2015, absent the FCPA accrual reduction from the prior year, loss before restructuring costs and income taxes was reduced to $(4.8) million as compared to $(9.1) million during the same period last year. The decrease in losses in the current periods is due to lower operating costs from a reduction in workforce and consolidation of locations, and decrease in depreciation expense as capital expenditures continue to be held at low levels.

Equity in losses in affiliates increased by $(1.3) million to $(1.5) million for the three months ended July 31, 2015, and by the same amount to $(1.6) million for the six months ended July 31, 2015. Layne’s international affiliates generated higher equity losses during the current year due to severance and termination benefits costs as a result of actions taken to respond to continuing depressed conditions in the minerals market.

Management believes mining exploration spending will stay depressed throughout FY2016 and into FY2017.

Energy Services

	Three Months				Six Months
	Ended July 31,				Ended July 31,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues	$3,620	$4,717	$(1,097)	(23.3)%	$7,411	$7,545	$(134)	(1.8)%

Loss before impairments and income taxes	(818)	(836)	18	2.2	(1,786)	(1,562)	(224)	(14.3)
Less: Impairment charges	(4,598)	—	(4,598)	n/m	(4,598)	—	(4,598)	n/m
Loss before income taxes	(5,416)	(836)	(4,580)	n/m	(6,384)	(1,562)	(4,822)	n/m
Loss before income taxes as a percentage of revenues	-149.6%	-17.7%	n/m	n/m	-86.1%	-20.7%	n/m	n/m

Energy Services continues to face an uncertain marketplace with many projects being deferred as a result of the decline in oil prices and the associated impact on client budgets.

An asset impairment charge of $4.6 million was recorded for the Energy Services segment during the three and six months ended July 31, 2015. The impairment charge was recorded to reflect reductions in the estimated fair value of the long-lived assets, as a result of the extended downturn in the energy market, and the segment’s decreased activity levels and consecutive quarterly operating losses, which indicated that the carrying amount of the long-lived assets were not fully recoverable.

As activity levels declined in the current periods, the segment focuses on improving efficiencies and margins on its projects, and reducing overhead costs in order to minimize losses. Management believes the decline will persist throughout FY2016.

Other

	Three Months				Six Months
	Ended July 31,				Ended July 31,
(in thousands)	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Revenues	$4,197	$4,957	$(760)	(15.3)%	$8,450	$8,900	$(450)	(5.1)%
Income before income taxes	(137)	41	(178)	n/m	228	161	67	41.6
Income before income taxes as a percentage of revenues	-3.3%	0.8%	n/m	n/m	2.7%	1.8%	n/m	n/m

Other revenues and losses before income taxes are primarily from small specialty and purchasing operations. The majority of the revenues are eliminated between segments, but the operations can produce positive earnings from purchasing discounts and third party sales.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual segments, primarily included in selling, general and administrative expenses, were $11.2 million and $22.0 million for the three and six months ended July 31, 2015, compared to $11.7 million and $26.7 million for the same periods last year.  On a year-to-date basis, the $4.7 million decrease was primarily due to decrease in compensation expenses from a workforce reduction as part of the FY2015 Restructuring Plan, and decrease in rent.

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

Layne’s backlog of uncompleted contracts at July 31, 2015, was approximately $380.9 million compared to $395.6 million at January 31, 2015. During the six months ended July 31, 2015, Layne executed various new awards across each of its business segments.

			Revenues Recognized
	Backlog at	New Business	during six months ended	Backlog at	Backlog at
(in millions)	January 31, 2015	Awarded(1)	July 31, 2015	July 31, 2015	July 31, 2014
Water Resources	$79.3	$123.9	$105.7	$97.5	$89.8
Inliner	126.8	81.9	89.8	118.9	89.7
Heavy Civil	184.6	78.0	98.5	164.1	234.5
Mineral Services	1.0	48.1	49.1	-	4.5
Energy Services	3.9	3.9	7.4	0.4	3.0
Total	$395.6	$335.8	$350.5	$380.9	$421.5

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Liquidity and Capital Resources

The primary source of liquidity for Layne has been cash from operations, supplemented by borrowings under its credit facilities. Layne’s cash flow is affected by prices of material and demand for its services, operational risks, volatility in commodity prices, industry and economic conditions, and conditions in the global markets.  Layne’s financial performance has been challenged and tempered by a variety of the risks inherent to the industries and geographies it serves.

Management is continuing its global review of operations to evaluate under-performing divisions, and non-core assets and expects this review to continue throughout FY2016.  Management has also taken several steps to improve and preserve Layne’s liquidity position.  These steps include managing capital expenditures, reviewing its working capital practices and focusing on reducing overall costs.  During FY2015, management implemented a restructuring plan.  During Q2 FY2016, management initiated a plan to exit its operations in Africa.  While in its early stages of being quantified, the plan to exit operations in Africa is expected to reduce compensation expenses and other operating expenses within the region. On March 2, 2015, Layne completed its 8.0% Convertible Notes offering, which improved liquidity by approximately $40.8 million.  On August 17, 2015, Layne closed on the sale of its Geoconstruction business, for a total consideration of $43.0 million, including the preliminary estimate of the business segment’s working capital which is subject to a post-closing reconciliation. On July 31, 2015, Layne’s total liquidity was $97.1 million, consisting of amounts available under its asset-based facility and total cash and cash equivalents. After giving effect to the closing of the sale of Geoconstruction and concurrent amendment of the asset-based facility, total liquidity would have been approximately $144.7 million.

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

Management believes that it has the ability to implement and execute measures so that we will have sufficient and adequate funds to meet our anticipated liquidity needs for the next twelve months.  Further, Layne is in compliance with its covenants as of July 31, 2015, and expects to remain in compliance with those covenants during the next twelve months.

Working Capital

Layne’s working capital as of July 31, 2015 was $127.3 million and $104.8 million as of January 31, 2015.  Working capital as of July 31, 2015 includes the remaining proceeds from the sale of the 8.0% Convertible Notes in March 2015, after payment of the outstanding balance on the asset-based facility. Adjusted working capital (working capital excluding cash and cash equivalents), increased $6.0 million from January 31, 2015, due to seasonal working capital needs.

Available Cash and Cash Equivalents

Layne’s cash and cash equivalents as of July 31, 2015, were $38.1 million, compared to $21.7 million and $23.3 million as of January 31, 2015 and July 31, 2014, respectively.  Of our cash and cash equivalents, amounts held by foreign subsidiaries as of July 31, 2015, January 31, 2015 and July 31, 2014 were $10.9 million, $11.7 million and $7.4 million, respectively.  Repatriation of cash balances from some of Layne’s foreign subsidiaries could result in withholding taxes in the local jurisdictions.  Of the amounts held by foreign subsidiaries at July 31, 2015, January 31, 2015 and July 31, 2014, $0.3 million, $1.1 million and $0.5 million, respectively, could be subject to repatriation restrictions if the amounts were needed for domestic operations.  The amounts subject to repatriation, if needed for domestic operations, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits.  Layne’s intention is to permanently reinvest certain foreign cash balances outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted Layne’s overall liquidity.  Layne monitors developments in the foreign countries in which it operates for changes in currency regulation.

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

On March 2, 2015, Layne completed an offering of approximately $100 million aggregate principal amount of 8.0% Convertible Notes.  The 8.0% Convertible Notes were offered at par to certain investors that held approximately $55.5 million of Layne’s 4.25% Convertible Notes pursuant to terms in which the investors agreed to (i) exchange the 4.25% Convertible Notes owned by them for approximately $49.9 million of 8.0% Convertible Notes and (ii) purchase approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes at a cash price equal to the principal amount thereof.  The amount of accrued interest on the 4.25% Convertible Notes delivered by the investors in the exchange was credited to the cash purchase price payable by the investors in the purchase.

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

The 8.0% Convertible Notes bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, beginning May 1, 2015. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into Layne’s common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

At any time prior to the maturity date, Layne may redeem for cash all, but not less than all, of the 8.0% Convertible Notes; provided, however, that Layne may not redeem the 8.0% Convertible Notes on a redemption date that is outside an Open Redemption Period (as defined in the 8.0% Convertible Notes Indenture) unless the last reported sale price of Layne’s common stock equals or exceeds 140% of the conversion price of the 8.0% Convertible Notes in effect on each of at least 20 trading days during the 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which Layne delivers the redemption notice.

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

On August 17, 2015, concurrent with the closing of the sale of the Geoconstruction business segment, Layne’s asset-based facility was amended to, among other things:

●	reduce the maximum amount that may be borrowed under the asset-based facility from $120.0 million to $100.0 million;

●

eliminate the $15.0 million Availability Block (as defined in the asset-based facility agreement) that was previously required until Layne had delivered to the agent under the asset-based facility financial statements and a compliance certificate for any fiscal quarter commencing after March 2, 2015, demonstrating, for such fiscal quarter and for the immediately preceding fiscal quarter, a Consolidated Fixed Charge Coverage Ratio (as defined in the asset-based credit facility) of at least 1.00 to 1.00 for four consecutive quarters ending with such fiscal quarters;

●

eliminate the $10.0 million Supplemental Reserve (as defined in the asset-based facility agreement) that was previously required until the date after Layne had made its final payment to settle certain violations of the FCPA and had a Consolidated Fixed Charge Coverage Ratio (as defined in the asset-based credit facility) of at least 1.00 to 1.00 for four consecutive quarters ending with such fiscal quarters;

●

reduce the dollar amount of Excess Availability (as defined in the asset-based facility agreement) that must be maintained in order to avoid a Cash Dominion Period and a Covenant Compliance Period (each as defined in the asset-based facility agreement) from $25.0 million to $17.5 million;

●	revise the manner in which the Borrowing Base is calculated as follows:
•	80% of book value of eligible billed accounts receivable, plus
•	Equipment Availability (as defined in the asset-based facility agreement), minus
•	the Equipment Reserve (as defined in the asset-based facility agreement), minus

•	any additional reserves established from time to time by the co-collateral agents;
●	increase the annual commitment fee on unused commitments from 0.50% to 0.75%.

As of July 31, 2015, the borrowing base was approximately $92.0 million, with outstanding letters of credit amounting to $33.0 million and outstanding borrowings of $17 thousand under the asset-based facility, leaving Excess Availability of $59.0 million. After giving effect to the sale of the Geoconstruction business segment and the changes to the methodology for calculating the Borrowing Base, Layne estimates that the Borrowing Base and Excess Availability on a pro forma basis would have been approximately $100.0 million and $67.0 million, respectively.

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

Layne must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

●	for a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $17.5 million, and
●	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

●	capital expenditures,
●	cash interest expense,
●	any regularly scheduled amortized principal payments on indebtedness, and
●	cash taxes.

         A comparison of the required covenants under the asset-based facility to the current compliance is as follows:

(in millions)	Trailing twelve month period	Cumulative from May 1, 2014
Minimum Cash Flow cannot be less than	$(25.0)	$(45.0)
Actual as of July 31, 2015	2.5	(11.6)

If Excess Availability, generally defined as the  amount by which the Total Availability (the lesser of Layne’s borrowing base and the Maximum Credit) exceeds outstanding loans and letters of credit under the asset-based facility, is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $25.0 million for a period of 30 consecutive days. Layne  must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during any fiscal quarter ending from July 31, 2014 through July 31, 2015 and, for the fiscal quarters ending July 31, 2014, October 31, 2014, and January 31, 2015, with respect to the maximum first lien leverage ratio.

The asset-based facility permits Layne to make certain voluntary prepayments, payments, repurchases or redemptions, retirements, defeasances or acquisitions for value of the 8.0% Convertible Notes if the following payment conditions are satisfied:

●	there is no default before or after such action;
●	the Supplemental Reserve (as defined in the asset-based facility agreement) is zero;
●

thirty-Day Excess Availability and Excess Availability (each as defined in the asset-based facility agreement) on a pro forma basis is equal to or exceeds the greater of (A) 17.5% of the Total Availability and (B) $30.0 million; and

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

In addition, events that generally affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, available only at a significantly greater cost or not being available at all.  If Layne is unable to obtain performance bonds on future projects, our results of operations would be materially and adversely affected.  The amount of Layne’s surety bonds as of July 31, 2015 was $343.9 million, as measured by the amount of contract revenue remaining to be recognized.

Operating Activities

Cash used in operating activities was $3.1 million for the six months ended July 31, 2015, compared to cash used in operating activities of $28.5 million for the six months ended July 31, 2014.  The $25.4 million improvement was primarily due to improved operating results contributing $32.2 million, partially offset by an increase in working capital requirements of $6.8 million.

Investing Activities

Layne’s capital expenditures were $9.7 million for the six months ended July 31, 2015, compared to $8.1 million for the same period last year. Proceeds from disposal of property and equipment were $5.9 million for the six months ended July 31, 2015 compared to $1.7 million for the same period last year. The current period proceeds are primarily due to the sale of a building and various equipment in Water Resources. Layne is selectively investing capital expenditures in growth businesses, while continuing its efforts to dispose of underutilized assets.

Redemption of corporate owned life insurance policies on certain management level employees resulted in net proceeds of $10.6 million for the six months ended July 31, 2014. An additional $0.5 million in insurance proceeds were received from death benefits during the six months ended July 31, 2014.

Financing Activities

For the six months ended July 31, 2015, cash flows provided by financing activities were $22.2 million, compared with $14.9 million for the same period last year. The current period includes the net proceeds from the 8.0% Convertible Notes offering, while the prior period includes the net borrowings from the asset-based facility.

Contractual Obligations and Commercial Commitments

There have been no material changes in Layne’s contractual obligations and commercial commitments from those described in the Annual Report under “Contractual Obligations and Commercial Commitments”, except for the following:

As discussed in Note 3 to the Condensed Consolidated Financial Statements, Layne completed an offering of approximately $100 million aggregate principal amount of 8.0% Convertible Notes.  As part of the offering, approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes were sold at a cash price equal to the principal amount thereof, and approximately $49.9 million of 8.0% Convertible Notes were issued in exchange for approximately $55.5 million of Layne’s 4.25% Convertible Notes. Layne used a portion of the net cash proceeds from the sale of the 8.0% Convertible Notes to repay the then outstanding balance on the asset-based facility of $18.2 million. The 8.0% Convertible Notes would be an addition to the contractual obligations as presented in the Annual Report, with an accompanying reduction in contractual obligations for the 4.25% Convertible Notes and the asset-based facility.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which Layne is exposed are interest rates on variable rate debt and foreign exchange rates giving rise to translation and transaction gains and losses.

Interest Rate Risk

Layne centrally manages its debt portfolio considering overall financing strategies and tax consequences. A description of the Company’s debt is included in Note 3 to the Condensed Consolidated Financial Statements in this Form 10-Q. As of July 31, 2015, an instantaneous change in interest rates of one percentage point would impact Layne’s annual interest expense by approximately $1.6 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in foreign currency exchange rates. Currently, Layne’s primary international operations are in Australia, Africa, Mexico, Canada and Brazil. Layne’s affiliates also operate in Latin America. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in Layne’s Annual Report and Notes 8 and 9 of this Form 10-Q. The majority of its contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, Layne has historically not hedged its foreign currency exchange risk. If Layne’s foreign currency exposure were to increase, it may seek to utilize various derivative instruments, such as foreign currency option contracts, to manage the exposures associated with fluctuating foreign currency exchange rates. As of July 31, 2015, Layne did not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, translation of the income statements of Layne’s international operations into U.S. dollars may affect year-to-year comparability of operating results. Layne estimates that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $0.2 million for the six months ended July 31, 2015. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in Layne’s financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of July 31, 2015, conducted under the supervision and with the participation of Layne’s management, including the Principal Executive Officer and the Principal Financial Officer, Layne concluded that its disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to Layne’s management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in Layne’s internal control over financial reporting during the quarter ended July 31, 2015, that have materially affected, or that are reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 11 to our Condensed Consolidated Financial Statements entitled “Contingencies,” which is incorporated in this item by reference.

ITEM 1A. Risk Factors

Reference is made to Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, as updated by Part II, Item 1A. Risk Factors of the Form 10-Q for the quarter ended April 30, 2015 for information concerning risk factors.

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

4.1

Sixth Amendment to Credit Agreement and Consent, dated June 17, 2015, by and among Layne Christensen Company, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors parties thereto, the lenders party thereto and PNC Bank, National Association, as administrative agent for the lenders.

4.2

Amended and Restated Credit Agreement dated as of August 17, 2015 among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association (“PNC Bank”), as Administrative Agent, Jefferies Finance, LLC, as Syndication Agent, Lead Arranger and Book Running Manager, PNC Bank and Wells Fargo Bank, N.A., as Co-Collateral Agents, and PNC Bank, as Swingline Lender and Issuing Bank (filed as Exhibit 4.1 to Layne's Form 8-K filed August 19, 2015, and incorporated herein by this reference).

10.1*	Offer Letter, dated July 6, 2015, between Layne Christensen Company and J. Michael Anderson.

10.2*	Severance Agreement, dated July 6, 2015, between Layne Christensen Company and J. Michael Anderson.

31.1	Section 302 Certification of Chief Executive Officer of the Company.

31.2	Section 302 Certification of Chief Financial Officer of the Company.

32.1	Section 906 Certification of Chief Executive Officer of the Company.

32.2	Section 906 Certification of Chief Financial Officer of the Company.

95.1	Mine Safety Disclosures.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contracts or compensatory plans or arrangements.
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

Layne Christensen Company
(Registrant)

DATE: September 9, 2015	/s/ Michael J. Caliel
Michael J. Caliel,
President and Chief Executive Officer

DATE: September 9, 2015	/s/ J. Michael Anderson
J. Michael Anderson,
Senior Vice President and Chief Financial Officer

DATE: September 9, 2015	/s/ Andrew T. Atchison
Andrew T. Atchison,
Principal Accounting Officer