Form 10-Q
period 2015-10-31
LAYNE CHRISTENSEN CO
filed 2015-12-10
CIK 888504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

There were 19,798,245 shares of common stock, $.01 par value per share, outstanding on November 27, 2015.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

Form 10-Q

For the QUARTERLY PERIOD ENDED OCTOBER 31, 2015

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
(in thousands)	2015	2015
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,687	$21,661
Customer receivables, less allowance of $3,568 and $4,199 as of October 31 and January 31, 2015, respectively	93,435	101,080
Costs and estimated earnings in excess of billings on uncompleted contracts	95,108	87,685
Inventories	19,064	29,092
Other	27,756	27,107
Assets held for sale	1,356	1,823
Current assets of discontinued operations	—	16,080
Total current assets	306,406	284,528
Property and equipment:
Land	13,480	14,683
Buildings	36,157	38,703
Machinery and equipment	381,309	396,063
	430,946	449,449
Less - Accumulated depreciation	(313,793)	(313,920)
Net property and equipment	117,153	135,529
Other assets:
Investment in affiliates	56,407	61,828
Other	38,542	42,948
Other assets of discontinued operations	—	20,680
Total other assets	94,949	125,456
Total assets	$518,508	$545,513

See Notes to Condensed Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	October 31,	January 31,
(in thousands, except per share data)	2015	2015
	(unaudited)	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$65,623	$79,554
Accrued expenses and other current liabilities	68,683	63,031
Billings in excess of costs and estimated earnings on uncompleted contracts	29,002	29,911
Current liabilities of discontinued operations	—	7,200
Total current liabilities	163,308	179,696
Noncurrent liabilities:
Convertible notes, net	162,679	110,055
Long-term debt	33	22,082
Other	48,332	52,021
Total noncurrent liabilities	211,044	184,158
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 21,199 and 20,121 shares issued and outstanding, respectively	212	201
Capital in excess of par value	364,890	370,048
Accumulated deficit	(199,961)	(171,807)
Accumulated other comprehensive loss	(21,061)	(17,227)
Total Layne Christensen Company equity	144,080	181,215
Noncontrolling interests	76	444
Total equity	144,156	181,659
Total liabilities and equity	$518,508	$545,513

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2015	2014	2015	2014
Revenues	$173,179	$199,112	$523,767	$541,857
Cost of revenues (exclusive of depreciation and amortization, and impairment charges shown below)	(142,941)	(162,968)	(437,421)	(455,980)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	(25,372)	(28,705)	(83,447)	(85,958)
Depreciation and amortization	(7,940)	(10,077)	(24,929)	(32,333)
Impairment charges	—	—	(4,598)	—
Restructuring costs	(2,177)	(828)	(6,728)	(2,156)
Equity in losses of affiliates	(540)	(1,453)	(2,133)	(1,731)
Gain on extinguishment of debt	—	—	4,236	—
Interest expense	(5,199)	(3,259)	(13,346)	(10,333)
Other income, net	744	960	2,037	1,571
Loss from continuing operations before income taxes	(10,246)	(7,218)	(42,562)	(45,063)
Income tax benefit	1,252	5,544	3,484	3,575
Net loss from continuing operations	(8,994)	(1,674)	(39,078)	(41,488)
Net income (loss) from discontinued operations	5,552	(2,812)	10,924	(44,709)
Net loss	(3,442)	(4,486)	(28,154)	(86,197)
Net income attributable to noncontrolling interests	—	(18)	—	(1,063)
Net loss attributable to Layne Christensen Company	$(3,442)	$(4,504)	$(28,154)	$(87,260)
Earnings per share information attributable to Layne Christensen Company shareholders:
Basic loss per share - continuing operations	$(0.45)	$(0.09)	$(1.98)	$(2.17)
Basic income (loss) per share - discontinued operations	0.28	(0.14)	0.55	(2.27)
Basic loss per share	$(0.17)	$(0.23)	$(1.43)	$(4.44)
Diluted loss per share - continuing operations	$(0.45)	$(0.09)	$(1.98)	$(2.17)
Diluted income (loss) per share - discontinued operations	0.28	(0.14)	0.55	(2.27)
Diluted loss per share	$(0.17)	$(0.23)	$(1.43)	$(4.44)
Weighted average shares outstanding - basic and dilutive	19,752	19,634	19,711	19,629

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands)	2015	2014	2015	2014
Net loss	$(3,442)	$(4,486)	$(28,154)	$(86,197)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of taxes of $0 for 2015 and 2014)	(1,726)	(2,313)	(3,834)	(2,091)
Reclassification adjustment for foreign currency translation (net of taxes of $0 for 2014)	—	158	—	3,794
Other comprehensive (loss) income	(1,726)	(2,155)	(3,834)	1,703
Comprehensive loss	(5,168)	(6,641)	(31,988)	(84,494)
Comprehensive income attributable to noncontrolling interests	—	(18)	—	(1,063)
Comprehensive loss attributable to Layne Christensen Company	$(5,168)	$(6,659)	$(31,988)	$(85,557)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

						Total
					Accumulated	Layne
			Capital In		Other	Christensen
	Common Stock		Excess of	Accumulated	Comprehensive	Company	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Deficit	(Loss) Income	Equity	Interest	Total
Balance February 1, 2014	19,914,976	$199	$367,461	$(61,656)	$(16,540)	$289,464	$1,239	$290,703
Net (loss) income	—	—	—	(87,260)	—	(87,260)	1,063	(86,197)
Other comprehensive income	—	—	—	—	1,703	1,703	—	1,703
Issuance of nonvested shares	583,859	6	(6)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(2,051)	—	(27)	—	—	(27)	—	(27)
Forfeiture of nonvested shares	(317,939)	(3)	3	—	—	—	—	—
Distribution to noncontrolling interest	—	—	—	—	—	—	(1,640)	(1,640)
Share-based compensation	—	—	1,666	—	—	1,666	—	1,666
Balance October 31, 2014	20,178,845	$202	$369,097	$(148,916)	$(14,837)	$205,546	$662	$206,208

Balance February 1, 2015	20,120,607	$201	$370,048	$(171,807)	$(17,227)	$181,215	$444	$181,659
Net loss	—	—	—	(28,154)	—	(28,154)	—	(28,154)
Other comprehensive loss	—	—	—	—	(3,834)	(3,834)	—	(3,834)
Issuance of nonvested shares	1,189,781	13	(13)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(50,538)	(1)	(342)	—	—	(343)	—	(343)
Forfeiture of nonvested shares	(60,543)	(1)	1	—	—	—	—	—
Extinguishment of convertible notes	—	—	(8,006)	—	—	(8,006)	—	(8,006)
Sale of noncontrolling interest	—	—	—	—	—	—	(368)	(368)
Share-based compensation	—	—	3,202	—	—	3,202	—	3,202
Balance October 31, 2015	21,199,307	$212	$364,890	$(199,961)	$(21,061)	$144,080	$76	$144,156

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended October 31,
	(unaudited)
(in thousands)	2015	2014
Cash flow from operating activities:
Net loss	$(28,154)	$(86,197)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	28,168	40,420
Bad debt	4,776	159
Amortization of discount and deferred financing costs	4,129	4,514
Gain on extinguishment of debt	(4,236)	—
Deferred income taxes	(6,127)	(769)
Share-based compensation	3,202	1,666
Equity in losses (earnings) of affiliates	1,028	(973)
Dividends received from affiliates	4,004	4,481
Restructuring activities	4,188	505
Write-down of inventory	7,563	—
Impairment charges	4,598	—
(Gain) loss on sale of discontinued operations	(8,131)	39,131
Gain from disposal of property and equipment	(1,068)	(2,347)
Changes in current assets and liabilities:
Decrease (increase) in customer receivables	579	(21,798)
Increase in costs and estimated earnings in excess
of billings on uncompleted contracts	(7,589)	(19,367)
Decrease in inventories	1,624	14
Decrease in other current assets	721	562
(Decrease) increase in accounts payable and accrued expenses	(9,064)	31,694
(Decrease) increase in billings in excess of costs and
estimated earnings on uncompleted contracts	(5,108)	6,131
Other, net	3,112	(10,399)
Cash used in operating activities	(1,785)	(12,573)
Cash flow from investing activities:
Additions to property and equipment	(18,780)	(12,269)
Proceeds from disposal of property and equipment	6,153	5,762
Proceeds from sale of discontinued operations, net of cash divested	42,348	(3,766)
Proceeds from insurance contracts	—	11,094
Proceeds from redemption of preferred units	—	500
Deposit of cash into restricted accounts	(2,678)	(32,849)
Release of cash from restricted accounts	679	31,344
Cash provided by (used in) investing activities	27,722	(184)
Cash flow from financing activities:
Borrowing under revolving loan facilities	—	46,420
Repayments under revolving loan facilities	(22,039)	(26,812)
Net increase in notes payable	—	2,454
Proceeds from 8.0% convertible notes	49,950	—
Payment of debt issuance costs	(5,480)	(4,303)
Principal payments under capital lease obligation	(139)	(611)
Distribution to noncontrolling interests	—	(1,640)
Purchases and retirement of treasury stock	(343)	(27)
Cash provided by financing activities	21,949	15,481
Effects of exchange rate changes on cash	140	(1,806)
Net increase in cash and cash equivalents	48,026	918
Cash and cash equivalents at beginning of period	21,661	35,013
Cash and cash equivalents at end of period	$69,687	$35,931

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Accounting Policies and Basis of Presentation

Description of Business—Layne Christensen Company (together with its subsidiaries “Layne,” the “Company,” “we,” “our,” or “us”) is a global water management, construction and drilling company, providing responsible solutions for water, mineral and energy challenges. We operate throughout North America as well as in parts of Africa, Australia and South America. Our customers include government agencies, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and agribusinesses. We have an ownership interest in certain foreign affiliates operating in Latin America.

Fiscal Year – Our fiscal year end is January 31. References to fiscal years (in the form of “FY2016,” etc.) are to the twelve months ended on January 31 of that year.

Investment in Affiliated Companies – Investments in affiliates in which we have the ability to exercise significant influence, but do not hold a controlling interest over operating and financial policies, are accounted for by the equity method. We evaluate our equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. During the quarter ended October 31, 2015, due to the extended downturn in the minerals market, and its negative impact on the operating results of our affiliates, we reviewed our equity method investments for impairment. Based on a discounted cash flow method corroborated by trading multiples from other public companies, we concluded that the fair value exceeds the carrying amount of our equity investments. Accordingly, no impairment charge was recorded during the quarter ended October 31, 2015.

Principles of Consolidation – The Condensed Consolidated Financial Statements include our accounts and the accounts of all of our subsidiaries where we exercise control. For investments in subsidiaries that are not wholly-owned, but where we exercise control, the equity held by the minority owners and their portions of net income (loss) are reflected as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

Presentation—The unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted.  These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 (“Annual Report”). We believe the unaudited Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  In the Notes to Condensed Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

As discussed further in Note 9 to the Condensed Consolidated Financial Statements, during the third quarter of FY2016, we completed the sale of our Geoconstruction business segment. During FY2015, we sold Costa Fortuna and Tecniwell, both previously reported in the Geoconstruction operating segment.  The results of operations related to the Geoconstruction business segment have been classified as discontinued operations for all periods presented through the date of sale.  Unless noted otherwise, discussion in these Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

Business Segments – During the third quarter of FY2016, we realigned our operating structure to combine the Energy Services segment with Water Resources segment (“segment realignment”). We now report our financial results under four reporting segments consisting of Water Resources, Inliner, Heavy Civil and Mineral Services. Historical information has been updated to conform with the realigned operating segments. We also report certain other smaller operations as “Other” and corporate activities under the title “Unallocated Corporate.”  Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, legal, tax compliance, information technology, executive management and board of directors. Corporate assets include all assets not directly associated with a segment, and consist primarily of cash and deferred income taxes.

Use of and Changes in Estimates – The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements are appropriate, actual results could differ from those estimates.

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

The cash flows and financing activities of our operations in Mexico and most of Africa are primarily denominated in U.S. dollars. Accordingly, these operations use the U.S. dollar as their functional currency.

Net foreign currency transaction losses were less than $0.1 million for the three months and nine months ended October 31, 2015, and $0.2 million and less than $0.1 million for the three and nine months ended October 31, 2014, respectively, and are recorded in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

Revenue Recognition—Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which the facts that caused the revision become known. Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, we prepare updated estimates of cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Large changes in cost estimates on larger, more complex construction projects can have a material impact on our financial statements and are reflected in results of operations when they become known.

We record revenue on contracts relating to unapproved change orders and claims by including in revenue an amount less than or equal to the amount of the costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable.  The amount of unapproved change orders and claims revenues are included in its Condensed Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings on uncompleted contracts. When determining the likelihood of eventual recovery, we consider such factors as our experience on similar projects and our experience with the customer. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses become known. We determine when contracts such as these are completed based on acceptance by the customer.

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

Our revenues are presented net of taxes imposed on revenue-producing transactions with our customers, such as, but not limited to, sales, use, value-added and some excise taxes.

Inventories—We value inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of supplies and raw materials.  Supplies of $16.4 million and $26.8 million and raw materials of $2.7 million and $2.3 million were included in inventories in the Condensed Consolidated Balance Sheets as of October 31, 2015 and January 31, 2015, respectively.  As discussed in Note 11 to the Condensed Consolidated Financial Statements, as part of our restructuring activities in Africa, we recorded a write-down of inventory during the second quarter of FY2016 amounting to $7.6 million, which is included as part of cost of revenues.

Goodwill —In accordance with ASC Topic 350-20, “Intangibles – Goodwill and Other,” we are required to test for the impairment of goodwill on at least an annual basis. We conduct this evaluation annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We believe at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or our strategies change, it is possible that our conclusions regarding impairment of the remaining goodwill could change and result in a material effect on our financial position and results of operations. As of October 31, 2015 and January 31, 2015, we had $8.9 million of goodwill, included as part of Other Assets in the Condensed Consolidated Balance Sheets. The goodwill is all attributable to the Inliner reporting segment.

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

During the three months ended October 31, 2015, due to continued and prolonged depression of commodity prices, decreased activity levels and consecutive quarterly operating losses, we reviewed the recoverability of the asset values of our long-lived assets in the Heavy Civil and Mineral Services segments. Based on our analysis, the sum of the undiscounted cash flows expected from the use and eventual disposal of the assets in our Heavy Civil and Mineral Services segments exceeded the carrying value of the assets in the respective segments, and no indication of impairment existed.

Prior to the segment realignment in the third quarter of FY2016, we reviewed the recoverability of the asset values of our long-lived assets in the Energy Services segment during the three months ended July 31, 2015. Using the undiscounted cash flow model, we concluded that the carrying value of the assets in Energy Services was not fully recoverable as of July 31, 2015. We performed an assessment of the fair value of the assets of Energy Services based on orderly liquidation value of the property and equipment. This assessment resulted in the recording of an impairment charge of approximately $4.6 million during the second quarter of FY2016, which is shown as impairment charges in the Condensed Consolidated Statements of Operations for the nine months ended October 31, 2015.

As discussed in Note 11 to Condensed Consolidated Financial Statements, during July 2015, we initiated a plan to exit our operations in Africa. As a result of the decision, we determined that it was more likely than not that certain fixed assets will be sold or otherwise disposed of before the end of their estimated useful lives. During the second quarter of FY2016, we recorded charges of approximately $2.9 million, to adjust the carrying values of property and equipment in Africa to estimated fair values, based upon valuation information that includes our internally-developed estimates of the costs to acquire similar assets or available third-party quoted prices.  Those charges are shown as part of restructuring costs in the Condensed Consolidated Statement of Operations for the nine months ended October 31, 2015.

Cash and Cash Equivalents—We consider investments with an original maturity of three months or less when purchased to be cash equivalents. Our cash equivalents are subject to potential credit risk. Our cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits – Restricted deposits consist of amounts associated with certain letters of credit for on-going projects. Restricted deposits – current of $4.6 million and $4.1 million as of October 31, 2015 and January 31, 2015, respectively, are included in Other Current Assets in the Condensed Consolidated Balance Sheets. Restricted deposits – long term of $4.4 million and $4.2 million as of October 31, 2015 and January 31, 2015, respectively, are included in Other Assets in the Condensed Consolidated Balance Sheets.

Allowance for Uncollectible Accounts Receivable—We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations, and also consider a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection.

We do not establish an allowance for credit losses on long-term contract unbilled receivables. Adjustments to unbilled receivables related to credit quality, if they occur, are accounted for as a reduction of revenue.

Concentration of Credit Risk—We grant credit to our customers, which may include concentrations in state and local governments. Although this concentration could affect our overall exposure to credit risk, we believe that our portfolio of accounts receivable is sufficiently diversified, thus spreading the credit risk. To manage this risk, we perform periodic credit evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness. We do not generally require collateral in support of our trade receivables, but may require payment in advance or security in the form of a letter of credit or bank guarantee.

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at October 31, 2015 and January 31, 2015, because of the relatively short maturity of those instruments. See Note 5 to the Condensed Consolidated Financial Statements for other fair value disclosures.

Litigation and Other Contingencies—We are involved in litigation incidental to our business, the disposition of which is not expected to have a material effect on our business, financial position, results of operations or cash flows. In addition, some of our contracts contain provisions that require payment of liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in our Condensed Consolidated Financial Statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Share-based Compensation—We recognize the cost of all share-based instruments in the Condensed Consolidated Financial Statements using a fair-value measurement of the associated costs. The fair value of service-based share-based compensation granted in the form of stock options is determined using a lattice valuation model and for certain market-based awards the fair value is determined using the Monte Carlo simulation model.

Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the shares expire, subject to achievement of certain contingencies.

Income (loss) Per Share—Income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which we recognize net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (as defined in Note 3 to the Condensed Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method.  Options to purchase 0.9 million shares have been excluded from weighted average shares in the three and nine months ended October 31, 2015, as their effect was antidilutive. A total of 1.4 million nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2015, respectively, as their effect was antidilutive. Options to purchase 1.2 million shares have been excluded from weighted average shares in the three and nine months ended October 31, 2014, as their effect was antidilutive. A total of 0.6 million nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2014, as their effect was antidilutive.

Supplemental Cash Flow Information—The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Nine Months Ended October 31,
(in thousands)	2015	2014
Income taxes paid	$1,531	$3,306
Income tax refunds	(4,009)	(358)
Interest paid	5,143	3,517
Noncash investing and financing activities:
Exchange of 4.25% convertible notes for 8.0% convertible notes	55,500	—
Receivable on sale of discontinued operations	—	3,039
Contingent consideration on sale of discontinued operation	4,210	—
Accrued capital additions	964	570

New Accounting Pronouncements— On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes,” which amends the classification of deferred tax liabilities and assets as noncurrent amounts, rather than separating into a current and noncurrent amount. This ASU is effective for periods beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. This guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the effect of adoption of ASU 2015-17 and do not believe the effect will be material on our financial statements.

On July 22, 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory,” which applies to inventory measured using first-in, first-out or average cost. The guidance in this update states that inventory within scope shall be measured at the lower of cost or net realizable value, and when the net realizable value of inventory is lower than its cost, the difference shall be recognized as a loss in earnings. The new standard is effective for us beginning on February 1, 2017 and will be applied on a prospective basis. We are currently evaluating the effect of adoption of ASU 2015-11 and do not believe the effect will be material on our financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, is required to be applied retrospectively to all periods presented beginning in the year of adoption. On August 18, 2015, FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. As of October 31, 2015 and January 31, 2015, we have deferred financing fees of $7.4 million and $7.1 million, respectively, included as part of Other Assets in the Condensed Consolidated Balance Sheets. We do not believe adoption of both ASUs will have a material effect on our financial statements.

On February 18, 2015, FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  This guidance which is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, changes the consolidation analysis required under U.S. GAAP for limited partnerships and other variable interest entities (“VIE”).  This guidance may be applied retrospectively to each reporting period presented or using a modified retrospective approach by recognizing a cumulative effect adjustment at the beginning of the fiscal year of adoption. We are currently evaluating the requirements and have not yet determined the impact of this new guidance.

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers” on May 28, 2014. On August 12, 2015, the FASB issued ASU 2015-14, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This guidance defines the steps to recognize revenue for entities that have contracts with customers as well as requiring significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from such contracts. This guidance provides companies with a choice of applying it retrospectively to each reporting period presented or by recognizing the cumulative effect of applying it at the date of initial application (February 1, 2018 in our case) and not adjusting comparative information. At this point, we are currently evaluating the requirements and have not yet determined the impact of this new guidance.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the definition of a discontinued operation and requires entities to provide additional disclosure about disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. We adopted this ASU beginning February 1, 2015 and applied to our current FY2016 disposition.  The adoption required additional disclosures for our discontinued operations, however it did not impact our results of operations, financial position or cash flows.

2. Indebtedness

Debt outstanding as of October 31, 2015, and January 31, 2015, was as follows:

	October 31,	January 31,
(in thousands)	2015	2015
4.25% Convertible Notes	$62,781	$110,055
8.0% Convertible Notes	99,898	—
Asset-based facility	—	21,964
Capitalized lease obligations	123	270
Less amounts representing interest	(4)	(10)
Total debt	162,798	132,279
Less current maturities of long-term debt	(86)	(142)
Total long-term debt	$162,712	$132,137

Asset-based Revolving Credit Facility

On April 15, 2014, we entered into a five-year $135.0 million senior secured asset-based facility, of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings.

The asset-based facility was amended on July 29, 2014, September 15, 2014, October 28, 2014 and January 23, 2015, to (1) permit the dispositions of Costa Fortuna and Tecniwell businesses within the Geoconstruction segment, (2) restrict prepayment of indebtedness subordinate to the asset-based facility to certain permitted refinancing of such indebtedness, (3) change the thresholds and any applicable grace period for when a Covenant Compliance Period commences, as described below, (4) impose certain other additional monthly reporting requirements, and (5) to provide additional security interests in certain assets to surety providers through equipment utilization agreements, which also provide for use of the specified assets by the surety providers under certain circumstances.  An additional reserve was established based on the value of the assets subject to the equipment utilization agreements (which is listed as the “equipment reserve” in the definition of borrowing based below).  The September 15, 2014 amendments fixed the applicable margin on loans at the highest level (at the time, 3.25% for LIBOR rate loans and 2.25% for alternate base rate loans) until the fixed charge coverage ratio (measured on a trailing four fiscal quarter period) is at least 1.0 to 1.0 for two consecutive fiscal quarters, at which time the applicable margin will revert to being determined based on usage of the asset-based facility.

The asset-based facility was further amended on March 2, 2015, to permit the issuance of the 8.0% Senior Secured Second Lien Convertible Notes (“8.0% Convertible Notes”) in the offering described below, as well as the exchange of a portion of the 4.25% Convertible Notes in the related exchange, and the grant of the subordinated liens securing the 8.0% Convertible Notes issued in the offering. In addition, the amendment, among other things:

●

reduced the maximum amount that may be borrowed under the asset-based facility from $135.0 million to $120.0 million until we have delivered to the agent financial statements and a compliance certificate for any fiscal quarter commencing after the date of the amendment demonstrating, for such fiscal quarter and for the immediately preceding fiscal quarter, a Consolidated Fixed Charge Coverage Ratio (as defined in the asset-based facility agreement) of at least 1.00 to 1.00 for four consecutive quarters ending with such fiscal quarters;

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

●	eliminated any of our owned real estate from the borrowing base, which accounted for approximately $4.2 million of our borrowing base at the time of such amendment;
●	required the monthly delivery of a cash flows forecast for 13 weeks following the amendment date;
●

if at the end of any business day, we or any of our co-borrowers under the asset-based facility have cash or cash equivalents (less any outstanding checks and electronic funds transfers) in excess of $15.0 million (excluding any amounts in bank accounts used solely for payroll, employee benefits or withholding taxes), require us to use such excess amounts to prepay any revolving loans then outstanding by the end of the following business day; and

●

accelerated the maturity date to May 15, 2018 if each of the following has not yet occurred on or before such date: (i) either (a) all of the 8.0% Convertible  Notes (or Permitted Refinancing Indebtedness (as defined in the asset-based facility agreement) in respect thereof) are converted or (b) the maturity date of the 8.0% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) is extended to a date which is after October 15, 2019, and (ii) either (a) all of the 4.25% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) are converted, (b) the maturity date for the 4.25% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) is extended to a date which is after October 15, 2019, or (c) the 4.25% Convertible Notes are effectively discharged. The 4.25% Convertible Notes will be effectively discharged after, among other things, we have irrevocably deposited with the trustee of the 4.25% Convertible Notes cash in an amount sufficient to pay any remaining interest and principal payments due on any then remaining unconverted 4.25% Convertible Notes, with irrevocable instructions to the trustee to make such payments to the holders of the 4.25% Convertible Notes as they become due.

The March 2015 amendment also permits us to make certain voluntary prepayments, payments, repurchases or redemptions, retirements, defeasances or acquisitions for value of the 8.0% Convertible Notes provided there would be no default before or after such action and certain payment conditions are satisfied.

Concurrent with the closing of the sale of the Geoconstruction business segment on August 17, 2015, the sixth amendment and restatement to our existing asset-based facility (the “Sixth Amendment”) became effective.  The Sixth Amendment, among other things:

●	reduced total commitments from $120.0 million to $100.0 million;
●

eliminated the $15.0 million Availability Block (as defined in the asset-based facility agreement) that previously, pursuant to the March 2015 amendment, would have remained in effect until we achieved a Consolidated Fixed Charge Coverage Ratio (as defined in the asset-based facility agreement) measured over four consecutive fiscal quarters, of at least 1.00 to 1.00 as of the end of two consecutive fiscal quarters;

●

reduced the dollar amount of Excess Availability (as defined in the asset-based facility agreement) that must be maintained in order to avoid a Cash Dominion Period and Covenant Compliance Period (each as defined in the asset-based facility agreement) from $25.0 million to $17.5 million;

●	revised the manner in which the Borrowing Base is calculated as follows:
•	80% of book value of eligible billed accounts receivable, plus
•	85% of the net orderly liquidation value of eligible equipment as determined by the most recent appraisal obtained by the co-collateral agents, subject to a 1% per fiscal quarter reduction; minus
•	The equipment reserve equal to the value of certain special equipment that our surety providers have the right to use if necessary to complete a bonded project; minus
•	a reserve for accounts receivable that may constitute advance billings equal to 10% of reported eligible billed accounts receivable; minus
•	a $1.0 million reserve for accounts receivable that may be subject to counterclaims or disputes; minus
•	any additional reserves established from time to time by the co-collateral agents; and
●	increased the annual commitment fee on unused commitments from 0.50% to 0.75%, payable quarterly.

Upon the effectiveness of the Sixth Amendment, the Payment Conditions (as defined in the asset-based facility agreement) that we must satisfy to make voluntary prepayments, payments, repurchases or redemptions, retirements, defeasances or acquisitions for value of the 8.0% Convertible Notes changed to:

•

thirty-Day Excess Availability and Excess Availability (each as defined in the asset-based facility agreement) on a pro forma basis is equal to or exceeds the greater of (A) 22.5% of the Total Availability and (B) $22.5 million; and

•	we have on a pro forma basis a Consolidated Fixed Charge Coverage Ratio of not less than 1.1:1.0.

Availability under the asset-based facility is currently the lesser of (i) $100.0 million or (ii) the borrowing base (as defined in the asset-based facility agreement).

Availability under the asset-based facility as of October 31, 2015, was approximately $100.0 million, as the borrowing base exceeded total commitments. Approximately $29.5 million of letters of credit were issued under the asset-based facility as of October 31, 2015, resulting in Excess Availability (described below) of $70.5 million.

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

The asset-based facility is guaranteed by our direct and indirect wholly-owned domestic subsidiaries, subject to certain exceptions described in the asset-based facility.  The obligations under the asset-based facility are secured by a lien on substantially all of our assets and the assets of the subsidiary guarantors, subject to certain exceptions described in the asset-based facility, including a pledge of up to 65% of the equity interests of our first tier foreign subsidiaries.

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

Swingline loans will bear interest at the alternate base rate plus the applicable margin. In connection with letters of credit issued under the asset-based facility, we will pay (i) a participation fee to the lenders equal to the applicable margin from time to time used to determine the interest rate on Eurodollar Loans (as defined in the asset-based facility agreement) on the average daily amount of such lender’s letter of credit exposure, as well as the issuing bank’s customary fees and charges.

The asset-based facility contains various restrictions and covenants, including restrictions on dispositions of certain assets, incurrence of indebtedness, investments, distributions, capital expenditures, acquisitions and prepayment of certain indebtedness.  In general, provided that we maintain a certain level of Excess Availability, we will not be restricted from incurring additional unsecured indebtedness or making investments, distributions, capital expenditures or acquisitions.

We must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

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

•

any amount in excess of $10.0 million paid with respect to the Foreign Corrupt Practices Act (“FCPA”) investigation. (We settled the FCPA investigation and in the fourth quarter of FY2015 paid the settlement amount to the SEC, which amount was less than $10.0 million.)

   If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days.  We must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period.  We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during any fiscal quarter ending from July 31, 2014 through April 30, 2015 and October 31, 2015, and for the fiscal quarters ending July 31, 2014 and January 31, 2015, with respect to the maximum first lien leverage ratio.

Because Excess Availability currently is, and is expected to be for the next twelve months, sufficient not to trigger a Covenant Compliance Period, we are and we anticipate being in compliance with the applicable debt covenants associated with the asset-based facility for the next twelve months.

The asset-based facility also contains a subjective acceleration clause that can be triggered if the lenders determine that we have experienced a material adverse change. If triggered by the lenders, this clause would create an Event of Default (as defined in the asset-based facility agreement), which in turn would permit the lenders to accelerate repayment of outstanding obligations.

In general, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all of our funds received on a daily basis will be applied to reduce amounts owing under the asset-based facility.

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

4.25% Convertible Senior Notes due 2018

In the fourth quarter of FY2014, we issued $125.0 million of 4.25% Convertible Notes due 2018 (“4.25% Convertible Notes”) pursuant to an indenture dated November 12, 2013 between us and U.S. Bank National Association, as trustee (the “Indenture”). The 4.25% Convertible Notes are senior, unsecured obligations. The 4.25% Convertible Notes will be convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock, or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018. However, before May 15, 2018, the 4.25% Convertible Notes will not be convertible except in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on December 31, 2013 (and only during such calendar quarter), if the last reported sale price of our common stock for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than 130% of the conversion price on such trading day; (2) during the consecutive five business day period immediately after any five consecutive trading day period (the five consecutive trading day period being referred to as the “measurement period”) in which the trading price (as defined in the Indenture) per $1,000 principal amount of the 4.25% Convertible Notes, as determined following a request by a holder of the 4.25% Convertible Notes in the manner required by the Indenture, for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on such trading day; (3) upon the occurrence of specified corporate events described in the Indenture; and (4) if we call the 4.25% Convertible Notes for redemption. As of October 31, 2015, the if-converted value did not exceed its principal amount.

The 4.25% Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate is 43.6072 shares of our common stock per $1,000 principal amount of the 4.25% Convertible Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of our common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our call of the 4.25% Convertible Notes for redemption.

On and after November 15, 2016, and prior to the maturity date, pursuant to the Indenture, we may redeem all, but not less than all, of the 4.25% Convertible Notes for cash if the sale price of our common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date we deliver notice of the redemption. The redemption price will equal 100% of the principal amount of the 4.25% Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 4.25% Convertible Notes will have the right, at their option, to require us to repurchase their 4.25% Convertible Notes in cash at a price equal to 100% of the principal amount of the 4.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

If any amount payable on a 4.25% Convertible Note (including principal, interest, a fundamental change repurchase or a redemption) is not paid by us when it is due and payable, such amount will accrue interest at a rate equal to 5.25% per annum from such payment date until paid.

In accordance with ASC Topic 470-20, “Debt with Conversion and Other Options,” we separately account for the liability and equity conversion components of the 4.25% Convertible Notes. The principal amount of the liability component of the 4.25% Convertible Notes was $106.0 million as of the date of issuance based on the present value of our cash flows using a discount rate of 8.0%, our approximate borrowing rate at the date of the issuance for a similar debt instrument without the conversion feature. The carrying value of the equity conversion component was $19.0 million. A portion of the initial purchaser’s discount and commission and the offering costs totaling $0.8 million and deferred taxes totaling $7.1 million were allocated to the equity conversion component. The liability component will be accreted to the principal amount of the 4.25% Convertible Notes using the effective interest method over five years.

In accordance with guidance in ASC Topic 470-20 and ASC Topic 815-15, “Embedded Derivatives,” we determined that the embedded conversion components and other embedded derivatives of the 4.25% Convertible Notes do not require bifurcation and separate accounting.

On March 2, 2015, we exchanged approximately $55.5 million aggregate principal amount of our 4.25% Convertible Notes for approximately $49.9 million aggregate principal amount of our 8.0% Convertible Notes (described further below). In accordance with the derecognition guidance for convertible instruments in an exchange transaction under ASC Topic 470-20, the fair value of the 8.0% Convertible Notes (“the exchange consideration”) and the transaction costs incurred were allocated between the liability and equity components of the 4.25% Convertible Notes. Of the $49.9 million exchange consideration, $42.1 million, which represents the fair value of the 4.25% Convertible Notes immediately prior to its derecognition, was allocated to the extinguishment of the liability component. Transaction costs of $0.9 million were also allocated to the liability component. As a result, we recognized a gain on extinguishment of debt of $4.2 million during the first quarter of FY2016. The remaining $7.8 million of the exchange consideration and $0.2 million of transaction costs were allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

The following table presents the carrying value of the 4.25% Convertible Notes as of October 31, 2015 (in thousands):

Carrying amount of the equity conversion component	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500
Unamortized debt discount (1)	(6,719)
Net carrying amount	$62,781

(1)	As of October 31, 2015, the remaining period over which the unamortized debt discount will be amortized is 36 months using an effective interest rate of 9.0%.

8.0 % Senior Secured Second Lien Convertible Notes

On March 2, 2015, we completed the offering of approximately $100.0 million aggregate principal amount of 8.0% Convertible Notes.  The 8.0% Convertible Notes were offered at par to certain investors that held approximately $55.5 million of our 4.25% Convertible Notes due 2018 pursuant to terms in which the investors agreed to (i) exchange the 4.25% Convertible Notes owned by them for approximately $49.9 million of the 8.0% Convertible Notes and (ii) purchase approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes at a cash price equal to the principal amount thereof.  The amount of accrued interest on the 4.25% Convertible Notes delivered by the investors in the exchange was credited to the cash purchase price payable by the investors in the purchase.

     The sale of the 8.0% Convertible Notes generated net cash proceeds of approximately $45.0 million after deducting discounts and commissions, estimated offering expenses and accrued interest on the 4.25% Convertible Notes being exchanged.  We used the net cash proceeds to repay the then outstanding balance on the asset-based facility of $18.2 million with the remainder of the proceeds held for general working capital purposes.

     The 8.0% Convertible Notes were issued pursuant to an indenture, dated as of March 2, 2015 (the “8.0% Convertible Notes Indenture”), among us, the guarantor parties thereto and U.S. Bank National Association, as trustee and collateral agent. The 8.0% Convertible Notes are senior, secured obligations, with interest payable on May 1 and November 1 of each year, beginning May 1, 2015, at a rate of 8.0% per annum. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

The 8.0% Convertible Notes are senior, secured obligations and:

•	rank senior in right of payment to all of our existing or future indebtedness that is specifically subordinated to the 8.0% Convertible Notes;

•

effectively rank senior in right of payment to all of our existing and future senior, unsecured indebtedness to the extent of the assets securing the 8.0% Convertible Notes, subject to the rights of the holders of the First Priority Liens (as defined below);

•	are effectively subordinated to any debt of our foreign subsidiaries; and

•	are effectively subordinated to any of our First Priority Debt (as defined below) to the extent of the assets securing such debt.

The 8.0% Convertible Notes are guaranteed by our subsidiaries that currently are co-borrowers or guarantors under our asset-based facility, as well as all of our future wholly-owned U.S. restricted subsidiaries and, in certain cases, certain of our other subsidiaries. Each guarantee of the 8.0% Convertible Notes is the senior, secured obligation of the applicable subsidiary guarantor and:

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

The 8.0% Convertible Notes are secured by a lien on substantially all of our assets and the assets of the subsidiary guarantors, subject to certain exceptions. The liens on the assets securing the 8.0% Convertible Notes are junior in priority to the liens (the “First Priority Liens”) on such assets securing our debt (the “First Priority Debt”) or that of the subsidiary guarantors under our asset-based facility and certain other specified existing or future obligations.

At any time prior to the maturity date, we may redeem for cash all, but not less than all, of the 8.0% Convertible Notes; provided, however, that we may not redeem the 8.0% Convertible Notes on a redemption date that is outside an Open Redemption Period (as defined below) unless the last reported sale price of our common stock equals or exceeds 140% of the conversion price of the 8.0%

Convertible Notes in effect on each of at least 20 trading days during the 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver the redemption notice.

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

In addition, upon the occurrence of a “fundamental change” (as defined in the 8.0% Convertible Notes Indenture), holders of the 8.0% Convertible Notes will have the right, at their option, to require us to repurchase their 8.0% Convertible Notes in cash at a price equal to 100% of the principal amount of the 8.0% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 8.0% Convertible Notes Indenture permits us to reinvest the net proceeds from “asset sales” (as defined in the 8.0% Convertible Notes Indenture).  Any such reinvestments are subject to the criteria and time periods in the 8.0% Convertible Notes Indenture.  Any net proceeds from “asset sales” that are not reinvested constitute “excess proceeds” (as defined in the 8.0% Convertible Notes Indenture), provided, that the first $50.0 million of net proceeds received from “asset sales” during the first 270 days after the issue date are excluded from the definition of “excess proceeds.”  When the aggregate amount of “excess proceeds” exceeds $10.0 million, we must, within 30 days, make an offer to all holders of the 8.0% Convertible Notes and holders of certain other pari passu debt obligations of the Company (together, the “Qualifying Indebtedness”) to repurchase the Qualifying Indebtedness up to the maximum amount of the available “excess proceeds.”  The Qualifying Indebtedness repurchase price will equal 100% of the principal amount plus any accrued and unpaid interest to, but excluding the repurchase date.  The holders of the Qualifying Indebtedness may, at their option, elect to accept the repurchase offer.  If the aggregate amount of Qualifying Indebtedness tendered for repurchase exceeds the amount of “excess proceeds”, the Qualifying Indebtedness tendered will be repurchased on a pro rata basis.  We may use any “excess proceeds” remaining as a result of an insufficient amount of Qualifying Indebtedness being tendered for repurchase for any purpose not otherwise prohibited by the 8.0% Convertible Notes Indenture.

The 8.0% Convertible Notes are convertible, at the option of the holders, into consideration consisting of shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding the maturity date. No holder will have the right to convert any 8.0% Convertible Notes into shares of common stock to the extent that the conversion would cause that holder to beneficially own more than 9.9% of the shares of our common stock then outstanding after giving effect to the proposed conversion.

The initial conversion rate was 85.4701 shares of our common stock per $1,000 principal amount of 8.0% Convertible Notes (equivalent to an initial conversion price of approximately $11.70 per share of our common stock). The conversion rate is subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including the our call of the 8.0% Convertible Notes for redemption.

The 8.0% Convertible Notes Indenture contains covenants that, among other things, restrict our ability and that of our restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (2) create liens; (3) declare or pay dividends on, make distributions with respect to, or purchase or redeem, our equity interests or that of our restricted subsidiaries, or make certain payments on subordinated or unsecured indebtedness or make certain investments; (4) enter into certain transactions with affiliates; (5) engage in certain asset sales unless specified conditions are satisfied; and (6) designate certain subsidiaries as unrestricted subsidiaries. The 8.0% Convertible Notes Indenture also contains events of default after the occurrence of which the 8.0% Convertible Notes may be accelerated and become immediately due and payable.

If any amount payable on a 8.0% Convertible Note (including principal, interest, a fundamental change repurchase or a redemption) is not paid by us when it is due and payable, such amount will accrue interest at a rate equal to 9.0% per annum from such payment date until paid.

In accordance with guidance in ASC Topic 815-15, we determined that the embedded conversion components and other embedded derivatives of the 8.0% Convertible Notes do not require bifurcation and separate accounting. We accounted for the 8.0% Convertible Notes as debt with conversion features that are not beneficial under ASC Topic 470-20. Accordingly, all the proceeds from the issuance of the 8.0% Convertible Notes are recorded as a liability in our Condensed Consolidated Balance Sheets.

3. Other Income, Net

Other income, net consisted of the following for the three and nine months ended October 31, 2015 and 2014:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2014	2015	2014
Gain from disposal of property and equipment	$134	$1,927	$1,103	$2,186
Interest income	109	40	495	66
Currency exchange losses	(38)	(170)	(86)	(30)
Other	539	(837)	525	(651)
Total	$744	$960	$2,037	$1,571

     Gain from the disposal of property and equipment of $1.1 million for the nine months ended October 31, 2015, relates to the sale of non-core assets.

Interest income of $0.1 million and $0.5 million for the three and nine months ended October 31, 2015, respectively, is primarily due to interest accruing on the note receivable arising from the sale of Costa Fortuna.

4. Income Taxes

Income tax benefit for continuing operations of $1.3 million and $3.5 million were recorded in the three and nine months ended October 31, 2015, respectively, compared to $5.5 million and $3.6 million for the same periods last year. We recorded a discrete period tax benefit of approximately $5.8 million and $5.6 million during the three and nine months ended October 31, 2014 that were primarily related to the recognition of a $4.1 million tax benefit during the third quarter of FY2015 resulting from a change in our decision to carryback our domestic net operating loss generated in the prior fiscal year. We recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three and nine months ended October 31, 2015 and 2014.  The effective tax rates for continuing operations for the three and nine months ended October 31, 2015 were 12.2% and 8.2%, respectively, compared to 76.8% and 7.9% for the same periods last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the respective periods on current year losses and the $4.1 million tax benefit recorded during the third quarter of FY2015.

Tax expense or benefit for continuing operations generally does not consider the tax effect of other categories of income or loss (for example, discontinued operations, etc.). An exception to that general rule is required when there is a pretax loss from continuing operations and pretax income from other categories of income. Pursuant to this exception, $4.5 million of income tax benefit was recorded for continuing operations during the nine months ended October 31, 2015 that was primarily the result of income tax expense forecasted on discontinued operations for the fiscal year, including the gain on sale that was recognized during the third quarter of the current fiscal year.  Aside from this tax benefit, the difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the respective periods on current year losses.

After valuation allowances, we maintain no domestic net deferred tax assets and $0.9 million of deferred tax assets from various foreign jurisdictions where management believes that realization is more likely than not. Our foreign subsidiaries will need to generate taxable income of approximately $2.9 million in their respective jurisdictions where the deferred tax assets are recorded in order to fully realize the deferred tax asset.  We will continue to evaluate all of the evidence in future quarters and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future.

As of October 31, 2015, and January 31, 2015, the total amount of unrecognized tax benefits recorded was $10.7 million and $13.0 million, respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $6.9 million due to settlements of audit issues. We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. We report income tax-related interest and penalties as a component of income tax expense. As of October 31, 2015, and January 31, 2015, the total amount of liability for income tax-related interest and penalties was $7.8 million and $8.5 million, respectively.

5. Fair Value Measurements

Our estimates of fair value for financial assets and financial liabilities are based on the framework established in the fair value accounting guidance. The framework is based on the inputs used in the valuation, gives the highest priority to quoted prices in active markets and requires that observable inputs be used in the valuations when available. The three levels of inputs used to measure fair value are listed below:

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

Our assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments held at fair value are presented below as of October 31, 2015, and January 31, 2015:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
October 31, 2015
Financial Assets:
Current restricted deposits held at fair value (1)	$4,643	$4,643	—	—
Long term restricted deposits held at fair value (1)	4,360	4,360	—	—
Contingent consideration on sale of discontinued operation (2)	4,209	—	—	4,209
January 31, 2015
Financial Assets:
Current restricted deposits held at fair value (1)	$4,145	$4,145	—	—
Long term restricted deposits held at fair value (1)	4,231	4,231	—	—

(1)

Current restricted deposits are included in Other Current Asset in the Condensed Consolidated Balance Sheets. Long-term restricted deposits are included in Other Assets in the Condensed Consolidated Balance Sheets.

(2)

As discussed in Note 9 to the Condensed Consolidated Financial Statements, the contingent consideration on sale of discontinued operations represents our best estimate in the share in the profits of one of the contracts assumed by the purchaser, as specified in the sale agreement. The initial value of the contingent consideration is determined using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion.

Other Financial Instruments

We use the following methods and assumptions in estimating the fair value disclosures for our other financial instruments:

Cash – The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets for cash approximate their fair values and are classified as Level 1 within the fair value hierarchy.

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

Convertible Notes – The Convertible Notes are measured using Level 1 inputs based upon observable quoted prices of the 4.25% Convertible Notes and the 8.0% Convertible Notes.

The following table summarized the carrying values and estimated fair values of the long-term debt:

	October 31, 2015		January 31, 2015
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.25% Convertible Notes	$62,781	$51,520	$110,055	$98,438
8.0% Convertible Notes	99,898	94,823	—	—
Asset-based facility	—	—	21,964	21,964

In accordance with ASC Topic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we assessed the fair value of certain non-financial assets on a non-recurring basis when there is an indicator that the carrying value of the assets may not be recoverable.  Prior to the segment realignment, we concluded that the carrying amount of the property and equipment in the Energy Services segment may not be fully recoverable as of July 31, 2015, based on an undiscounted cash flow model.  We performed an assessment of the fair value of the assets of Energy Services segment based on orderly liquidation value of the property and equipment, which we consider a Level 2 fair value measurement.   Based on this assessment, assets in the Energy Services segment with a carrying value of $16.3 million were written down to a fair value of $11.7 million and resulted in an impairment charge of $4.6 million during the second quarter of FY2016.

As part of the restructuring activity in Africa, we performed an assessment of the long-lived assets located in Africa. Based on our assessment, property and equipment in Africa with carrying value of $5.1 million was adjusted to reflect its estimated fair value of $2.2 million, resulting in a charge of approximately $2.9 million during the second quarter of FY2016. The fair value of the assets was determined primarily using Level 3 inputs, such as our internally-developed estimates of the costs to acquire similar assets, and any available third-party quoted prices.

6. Stock and Stock Option Plans

We have stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of October 31, 2015, there were 692,285 shares which remained available to be granted under the plans. We have the ability to issue shares under the plans either from new issuances or from treasury, although we have previously always issued new shares and expect to continue to issue new shares in the future. We granted 154,372 restricted stock units and 973,681 performance vesting restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the nine months ended October 31, 2015.  The grants consist of both service-based awards and market-based awards.

On July 20, 2015, we issued a total of 10,000 stock options and 61,728 restricted stock units to our newly appointed Senior Vice President and Chief Financial Officer, as part of his inducement grant. Both of these awards were granted outside of our 2006 Equity Incentive Plan and include both a service period and a market performance vesting condition. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of his employment compensation.

We recognized compensation cost for share-based compensation arrangements of $0.8 million and $1.2 million for the three months ended October 31, 2015 and 2014, respectively, and $3.2 million and $1.7 million were recognized for the nine months ended October 31, 2015 and 2014, respectively. The total income tax benefit recognized for share-based compensation arrangements was $0.3 million and $0.5 million for the three months ended October 31, 2015 and 2014, respectively, and $1.2 million and $0.7 million for the nine months ended October 31, 2015 and 2014, respectively.

As of October 31, 2015, total unrecognized compensation cost related to unvested stock options was approximately $0.7 million, which is expected to be recognized over a weighted-average period of 1.5 years. As of October 31, 2015, there was approximately $4.3 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years.

A summary of nonvested share activity for the nine months ended October 31, 2015, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2015	487,292	$14.86	$3,942
Granted - Director's restricted stock units	24,085	5.19
Granted - Restricted stock units	130,287	5.25
Granted - Performance vesting shares	1,035,409	3.03
Vested	(180,245)	17.07	1,143
Forfeitures	(60,543)	9.60
Nonvested stock at October 31, 2015	1,436,285	$5.24	$9,106

A summary of stock option activity for the nine months ended October 31, 2015, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2015	1,015,514	$21.15	6.6	$—
Granted	103,168	5.52
Expired	(41,457)	21.99
Forfeited	(170,205)	26.62
Outstanding at October 31, 2015	907,020	$18.31	7.0	$107
Exercisable at February 1, 2015	653,978	$24.46	5.2	—
Exercisable at October 31, 2015	614,226	$20.40	6.3	$107

All options were granted at an exercise price equal to the fair market value of our common stock at the date of the grant. The weighted average fair value at the date of grant for the options granted was $1.82 for the nine months ended October 31, 2015. The fair value was based on an expected life of approximately three years, no dividend yield, an average risk-free rate of 0.89% and assumed volatility of all options outstanding was expected to be 52.59%. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years. The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

7. Investment in Affiliates

We have investments in affiliates that are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies. Investment in affiliates may include other construction joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries, if applicable, and the percentages directly and indirectly owned by us are as follows as of October 31, 2015:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on our investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2014	2015	2014
Income statement data:
Revenues	$29,139	$38,469	$99,275	$129,874
Gross profit	4,563	7,274	14,226	18,436
Operating income	979	2,222	2,848	2,521
Net (loss) income	(943)	(3,197)	(4,033)	(3,843)

8. Operating Segments

We are a global solutions provider to the world of essential natural resources – water, minerals and energy. Management defines our operational organizational structure into discrete segments based on our primary product lines.

During the second quarter of FY2016, we entered into a definitive agreement to sell our Geoconstruction business segment. The operating results of the Geoconstruction business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 9 to Condensed Consolidated Financial Statements for further discussion.

During the third quarter of FY2016, as a result of our strategic review of all aspects of our operations, we realigned our operating structure to combine the Energy Services segment with Water Resources segment. We determined that given the similar nature of the equipment and services for Energy Services and Water Resources, we can effectively manage our cost structure and serve our customer base in a combined segment. We now manage and report our operations through four segments: Water Resources, Inliner, Heavy Civil, and Mineral Services. Historical segment numbers have been recast to conform to this new operating structure.

Our segments are defined as follows:

Water Resources

Water Resources provides its customers with an array of water management solutions; discovery and defining of water sources through hydrologic studies, water supply development through water well drilling and intake construction, and water delivery through pipeline and pumping infrastructure. Water Resources also brings new technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and “nuisance” contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. Water Resources drills deep injection wells for industrial (primarily power) and municipal clients that need to dispose of wastewater associated with their processes. We also provide a closed loop water management solution to energy companies involved in hydraulic fracturing. We are able to transport water from the source to the well site (where hydraulic fracturing occurs), treat the produced water and then recapture and recycle the treated water for use in other hydraulic fracturing operations. The system is designed to have virtually no surface discharge of formation or produced and treated water. Water Resources provides water systems and services in most regions of the U.S.

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

Heavy Civil

Heavy Civil delivers sustainable solutions to government agencies and industrial clients by overseeing the design and construction of water and wastewater treatment plants, as well as pipeline installation. In addition, Heavy Civil builds radial collector wells (Ranney Method), surface water intakes, pumping stations, hard rock tunnels and marine construction services-all in support of the water infrastructure in the U.S. Beyond water solutions, Heavy Civil also designs and constructs biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource. Heavy Civil provides services in most regions of the U.S.

Mineral Services

Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory (“greenfield”) and definitional (“brownfield”) drilling. Global mining companies engage Mineral Services to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization expertise. The primary markets are in the western U.S., Mexico, Australia, South America and Africa. As discussed in Note 11 to the Condensed Consolidated Financial Statements, in July 2015, we initiated a plan to exit our operations in Africa. We also have ownership interests in foreign affiliates operating in Latin America.

Other

Other includes specialty and purchasing operations not included in one of the other segments.

Financial information for our segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include expenses related to accounting, financial reporting, internal audit, treasury, legal, tax compliance, information technology, executive management and board of directors.

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2014	2015	2014
Revenues
Water Resources	$59,458	$56,811	$172,536	$160,913
Inliner	51,529	50,867	141,339	124,187
Heavy Civil	39,187	54,006	137,709	156,594
Mineral Services	22,806	37,207	71,933	98,666
Other	4,784	5,687	13,234	14,587
Intersegment eliminations	(4,585)	(5,466)	(12,984)	(13,090)
Total revenues	$173,179	$199,112	$523,767	$541,857

Equity in losses of affiliates
Mineral Services	$(540)	$(1,453)	$(2,133)	$(1,731)

Income (loss) from continuing operations before income taxes
Water Resources	$3,231	$3,899	$5,185	$9,296
Inliner	6,573	6,614	16,975	15,183
Heavy Civil	(737)	(2,200)	(3,280)	(15,417)
Mineral Services	(6,175)	(2,106)	(22,633)	(7,049)
Other	(186)	394	43	556
Unallocated corporate expenses	(7,753)	(10,560)	(29,742)	(37,299)
Gain on extinguishment of debt	—	—	4,236	—
Interest expense	(5,199)	(3,259)	(13,346)	(10,333)
Total loss from continuing operations before income taxes	$(10,246)	$(7,218)	$(42,562)	$(45,063)

Product Line Revenue Information
Water systems	$57,842	$54,541	$165,247	$155,880
Water treatment technologies	3,280	4,276	9,407	13,209
Sewer rehabilitation	51,529	50,867	141,339	124,187
Water and wastewater plant construction	29,916	36,935	103,073	102,646
Pipeline construction	6,265	12,194	25,240	40,214
Environmental and specialty drilling	1,175	2,002	4,773	5,242
Exploration drilling	21,381	33,457	66,869	88,368
Other	1,791	4,840	7,819	12,111
Total revenues	$173,179	$199,112	$523,767	$541,857

Geographic Information
Revenue
United States	$161,272	$173,083	$483,223	$474,560
Africa/Australia	3,698	8,794	11,660	21,487
South America	1,587	3,928	5,570	11,157
Mexico	6,358	12,571	21,825	32,382
Other foreign	264	736	1,489	2,271
Total revenues	$173,179	$199,112	$523,767	$541,857

9. Discontinued Operations

During FY2016, we have continued our strategic review of all aspects of our portfolio of businesses and operations, to reshape our operating portfolio and concentrate on our core competencies. As part of this developing strategy, we announced our decision to exit the Geoconstruction business during the second quarter of FY2016. Previously, during the second quarter of FY2015, Costa Fortuna, a line of business within Geoconstruction was identified and subsequently sold as described below, and during the third quarter of FY2015, Tecniwell, a line of business also within the Geoconstruction segment, was identified and subsequently sold.

Geoconstruction

On May 20, 2015, we signed a definitive agreement to sell our Geoconstruction business segment to a subsidiary of Keller Foundations, LLC, a member of Keller Group plc (“Keller”). The transaction was subject to certain customary terms and closing conditions, and on August 17, 2015, we completed the sale of the Geoconstruction business segment to Keller, for a total of $42.3 million, including the preliminary estimate of the business segment’s working capital.  After post-closing adjustments, the total purchase price increased to $47.7 million, to adjust for our estimated share in the profits of one of the contracts being assumed by Keller and final working capital adjustments. As of October 31, 2015, we have $1.8 million of amounts due from Keller, included in Other Current Assets in the Condensed Consolidated Balance Sheet, and approximately $2.7 million of amounts held in an escrow account, of which $1.2 million is included in Other Current Assets, and $1.5 million is part of Other Assets in the Condensed Consolidated Balance Sheet, to be paid at a later date upon the satisfaction of certain conditions. In addition, as of October 31, 2015, we recognized a $4.2 million contingent consideration receivable, included in Other Assets in the Condensed Consolidated Balance Sheet. The contingent consideration represents our best estimate of our share in the profits of one of the contracts assumed by Keller. We recognized a pre-tax gain on the sale of approximately $12.9 million in the third quarter of FY2016.

Tecniwell

On October 31, 2014, we disposed of Tecniwell to Alberto Battini (50%) and Paolo Trubini (50%), an employee of Tecniwell at the time of disposal.  The transaction was a sale by the Company of all quotas representing 100% of the corporate capital of Tecniwell in exchange for $0.9 million.  We received $0.5 million on October 31, 2014 and the remainder on January 22, 2015.  The loss on the sale of the business of $0.8 million was included as loss from discontinued operations during the third quarter of FY2015.

Costa Fortuna

On July 31, 2014, we disposed of Costa Fortuna to Aldo Corda, the original owner and the then current manager of the business at the time of the disposal.  The transaction was structured as a sale by the Company of all of the issued and outstanding shares of Holub, S.A., a Uruguay Sociedad Anonima, and its subsidiaries in exchange for $4.4 million, payable to us as described below.

In conjunction with the transaction, we acquired certain equipment with an estimated value of $2.1 million by reducing the intercompany receivable owed by Costa Fortuna.  The remaining intercompany receivable due from Costa Fortuna was assigned as part of the transaction in exchange for $1.3 million.

The purchase price for the shares and remaining intercompany receivable is payable in future years, beginning with the year ended December 31, 2015, based on 33.33% of Costa Fortuna’s income before taxes for such year.  The unpaid portion of the purchase price will accrue interest at the rate of 2.5% per annum.  The unpaid balance of the purchase price, plus accrued interest, is due and payable to us on July 31, 2024.  Our loss on the sale of the business of $38.3 million was included as a loss from discontinued operations during the second quarter of FY2015.

The assets and liabilities and operating results of the Geoconstruction business segment are presented as discontinued operations in our Condensed Consolidated Financial Statements, and all prior periods have been revised to reflect this classification.

The components of assets and liabilities of the Geoconstruction business segment classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

As of January 31,
(in thousands)	2015
Major classes of assets
Cash	$—
Customer receivables	9,699
Costs and estimated earnings in excess of billings on uncompleted contracts	5,329
Inventory	1,052
Other current assets	—
Total current assets discontinued operations	16,080
Investments in affiliates	1,847
Other assets discontinued operations	18,833
Total major classes of assets of discontinued operations	$36,760
Major classes of liabilities
Accounts payable	$3,002
Billings in excess of costs and estimated earnings on uncompleted contracts	4,198
Total current liabilities discontinued operations	7,200
Other long term liabilities discontinued operations	—
Total major classes of liabilities of discontinued operations	$7,200

Our noncontrolling interests include ownership equity in entities that are part of the Geoconstruction business segment, which were discontinued as a result of the sale. Noncontrolling interests amounted to $444 thousand as of January 31, 2015, of which $396 thousand related to discontinued operations.

The results of operations associated with the Geoconstruction business segment, including Costa Fortuna and Tecniwell, for the three and nine months ended October 31, 2015 and 2014, respectively, were as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2014	2015	2014
Revenue	$2,923	$29,224	$45,875	$94,396
Cost of revenues (exclusive of depreciation and amortization, shown below)	(2,959)	(26,701)	(34,114)	(82,699)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(5,394)	(2,402)	(8,412)	(10,158)
Depreciation and amortization	—	(1,894)	(3,239)	(8,088)
Equity in earnings of affiliates	197	(43)	1,104	2,704
Other income (expense) items	1,688	(119)	2,372	(1,182)
Total operating (loss) income on discontinued operations before income taxes	(3,545)	(1,935)	3,586	(5,027)
Income tax expense (benefit)	966	(67)	(793)	(551)
Total operating (loss) income on discontinued operations	$(2,579)	$(2,002)	$2,793	$(5,578)
Total consideration	$47,717	$900	$47,717	$3,538
Net book value of assets sold	(31,776)	(1,527)	(31,776)	(38,610)
Reclassification adjustment for foreign currency translation	—	(158)	—	(3,794)
Transaction costs associated with sale	(3,036)	(25)	(3,036)	(145)
Gain (loss) on sale of discontinued operations before income taxes	12,905	(810)	12,905	(39,011)
Income tax expense	(4,774)	—	(4,774)	(120)
Total income (loss) on discontinued operations	$5,552	$(2,812)	$10,924	$(44,709)
Net income from discontinued operations attributable to noncontrolling interest	$—	$(18)	$—	$(1,063)

Prior to the completion of the sale, we owned 65% and 50% of Case-Bencor Joint Venture (Washington) and Case-Bencor Joint Venture (Iowa), respectively, which were both included as part of the Geoconstruction business segment as investments in affiliates, and were discontinued as a result of the sale. Summarized financial information of the entities, which were accounted for as equity method investments, for the three and nine months ended October 31, 2015 through the date of the sale was as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2014	2015	2014
Income statement data:
Revenues	$2,859	$33	$10,720	$17,643
Gross profit	640	(79)	2,466	4,159
Net income (loss)	640	(79)	2,466	4,159

In accordance with our adoption of ASU 2014-08 effective February 1, 2015, additional disclosure relating to cash flow is required for discontinued operations. Cash flow information for Costa Fortuna and Tecniwell is not required since they were accounted for based on the previous accounting guidance. Cash flow data relating to the Geoconstruction business segment for the nine months ended October 31, 2015 and 2014 is presented below:

	Nine Months Ended	Nine Months Ended
(in thousands)	October 31, 2015	October 31, 2014
Cash flow data:
Depreciation and amortization	$3,239	$5,529
Capital expenditures	207	305

10. Contingencies

Our drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when we, as is frequently the case, conduct a project on a fixed-price, bundled basis where we delegate certain functions to subcontractors but remain responsible to the customer for the subcontracted work. In addition, we are exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with our services and products. Litigation arising from any such occurrences may result in Layne being named as a defendant in lawsuits asserting large claims. Although we maintain insurance protection that we consider economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which we are not fully insured could have a material adverse effect on us. In addition, we do not maintain political risk insurance with respect to our foreign operations.

As disclosed in the first and second quarters of FY2016, we worked with the Internal Revenue Service to resolve discrepancies asserted with respect to certain Form W-2's and related employee withholding tax reports filed by Layne as agent on behalf of certain of its subsidiaries in calendar 2011.  The matter was resolved during the third quarter of FY2016 with a near complete reversal of the $8.0 million penalty and interest previously assessed. The $6.0 million previously seized under the Treasury Offset program, plus interest, was refunded on November 9, 2015, net of a de minimis penalty assessment. As of October 31, 2015, the $6.0 million was reflected as part of Other Current Assets in the Condensed Consolidated Balance Sheet.

On April 17, 2013, an individual person filed a purported class action suit against three of our subsidiaries and two other companies supposedly on behalf of all lessors and royalty owners from 2004 to the present. The plaintiff essentially alleges that we and two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas. The plaintiff seeks certification as a class and unquantified damages. On April 1, 2014, the plaintiff voluntarily dismissed one of the other two company defendants without prejudice. Since this litigation is at an early state, we are currently unable to predict its outcome or estimate its exposure.

We are involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of our business. We believe that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon our business or condensed consolidated financial position, results of operations or cash flows. However, it is possible that future results of operations for any particular quarterly or annual period could be materially affected by changes in the assumptions related to these proceedings. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the strategies change, it is possible that our estimate of our probable liability in these matters may change.

11. Restructuring Costs

In July 2015, in response to continuing decline in the minerals market in the region, we initiated a plan to exit and monetize our mining services operations in Africa (“Africa Restructuring Plan”). The Africa Restructuring Plan is expected to be completed by the end of FY2016. Approximately $2.2 million of expenses associated with the Africa Restructuring Plan were recognized for the three months ended October 31, 2015, consisting primarily of severance and other personnel-related costs. For the nine months ended October 31, 2015, we recognized approximately $12.7 million of restructuring expenses, consisting primarily of severance costs and other personnel-related costs, as well as a write-down of the carrying value of inventory and fixed assets. The $7.6 million write-down of the carrying value of inventory is reflected as cost of revenues in the Condensed Consolidated Statement of Operations for the nine months ended October 31, 2015. Approximately $5.1 million is recorded as restructuring costs in the Condensed Consolidated Statements of Operations for the nine months ended October 31, 2015, composed of a $2.9 million write-down of the carrying value of fixed assets and $2.2 million of severance and other costs. We recorded an accrued liability related to the Africa Restructuring Plan of approximately $1.1 million as of October 31, 2015. We expect total restructuring costs to be approximately $13.6 million.

We commenced a separate restructuring plan (“FY2015 Restructuring Plan”) during the quarter ended July 31, 2014. The FY2015 Restructuring Plan involved, among other things, reductions in the global workforce, asset relocation or disposal and process improvements. The FY2015 Restructuring Plan was designed to achieve short and long-term cost reductions, and was completed during the first quarter of FY2016. For the nine months ended October 31, 2015, approximately $1.6 million was recorded as restructuring costs in the Condensed Consolidated Statement of Operations. The accrued liability associated with the FY2015 Restructuring was approximately $0.2 million and $1.0 million as of October 31, 2015 and January 31, 2015, respectively. The remaining accrual as of October 31, 2015 primarily relates to severance benefits, which are payable over a period of one year from the date of termination, with the last pay-out due in January 2016.

	Incurred	Incurred	Incurred	Incurred	Incurred
	in the three	in the three	in the nine	in the nine	from	Estimate of
	months	months	months	months	inception	remaining
	ended	ended	ended	ended	to	amounts
(in thousands)	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014	October 31, 2015	to be incurred	Total
Africa Restructuring Plan
Mineral Services
Severance and other personnel-related costs	$2,123	$—	$2,188	$—	$2,188	$254	$2,442
Write-down of inventory	—	—	7,563	—	7,563	—	7,563
Asset write-down	16	—	2,882	—	2,882	—	2,882
Other	31	—	104	—	104	565	669
Total	$2,170	$—	$12,737	$—	$12,737	$819	$13,556

FY2015 Restructuring Plan
Water Resources
Severance and other personnel-related costs	$(13)	$276	$5	$386	$474	$—	$474
Other	—	41	—	41	55	—	55
Total Water Resources	$(13)	$317	$5	$427	$529	$—	$529
Inliner
Severance and other personnel-related costs	$(3)	$—	$14	$—	$14	$—	$14
Other	—	—	—	—	—	—	—
Total Inliner	$(3)	$—	$14	$—	$14	$—	$14
Heavy Civil
Severance and other personnel-related costs	$13	$17	$44	$54	$98	$—	$98
Other	—	—	—	—	—	—	—
Total Heavy Civil	$13	$17	$44	$54	$98	$—	$98
Mineral Services
Severance and other personnel-related costs	$—	$136	$(30)	$152	$170	$—	$170
Other	21	101	1,180	1,187	2,383	—	2,383
Total Mineral Services	$21	$237	$1,150	$1,339	$2,553	$—	$2,553
Unallocated Corporate
Severance and other personnel-related costs	$(11)	$257	$7	$336	$724	$—	$724
Other	—	—	334	—	334	—	334
Total Unallocated Corporate	$(11)	$257	$341	$336	$1,058	$—	$1,058
Total	$7	$828	$1,554	$2,156	$4,252	$—	$4,252

The table below represents a reconciliation of beginning and ending liability balances:

	Africa	FY2015
	Restructuring	Restructuring
(in thousands)	Plan	Plan	Total
Balance at January 31, 2015	$—	$987	$987
Restructuring charges	2,292	559	2,851
Cash payments	(1,167)	(944)	(2,111)
Adjustment to liability	—	(429)	(429)
Balance at October 31, 2015	$1,125	$173	$1,298

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” or other words that convey the uncertainty of future events or outcomes. Please see Part II, Item 1A., Risk Factors in this quarterly report on Form 10-Q for an additional discussion. Many of the factors that will impact our risk factors are beyond our ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 in this Form 10-Q, as well as our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015. As used herein, phrases such as the “Company,” “we”, “our”, and “us” are intended to refer to Layne Christensen Company when used.

We are a global water management, construction and drilling company which provides responsible solutions for challenges in the water, mineral and energy markets. We manage and report our operations through four segments: Water Resources, Inliner, Heavy Civil, and Mineral Services. As discussed in Notes 8 and 9 to the Condensed Consolidated Financial Statements included in this Form 10-Q, during the third quarter of FY2016, we completed the sale of our Geoconstruction business segment.  The operating results of the Geoconstruction business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Our operations are cyclical and subject to seasonality. Domestic drilling and construction activities and revenues tend to decrease in the winter months. Internationally, Mineral Services operations traditionally slow down during the Christmas and New Year’s holidays.

Recent Developments

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, during the third quarter of FY2016, we realigned our operating structure to combine the Energy Services segment with Water Resources segment.

As described in Note 9 to the Condensed Consolidated Financial Statements, on May 20, 2015, we entered into a definitive agreement to sell the assets of our Geoconstruction business.  The transaction closed on August 17, 2015 for total consideration of $42.3 million, including the preliminary estimate of the business segment’s working capital which is subject to a post-closing reconciliation. After post-closing adjustments, the total purchase price increased to $47.7 million, to adjust for our estimated share in the profits of one of the contracts being assumed by Keller and final working capital adjustments. We expect to use the net proceeds from the sale for general corporate purposes and growth opportunities in our core businesses.

Concurrent with the closing of the sale of the Geoconstruction business segment on August 17, 2015, our existing asset-based facility was amended to, among other things: (1) reduce the maximum amount that may be borrowed under the asset-based facility from $120.0 million to $100.0 million; (2) eliminate the $15.0 million Availability Block (as defined in the asset-based facility agreement); (3) reduce Minimum Excess Availability (as defined in the asset-based credit facility) from $25.0 million to $17.5 million; (4) revise the borrowing base calculation; and (5) increase the annual commitment fee on unused commitments from 0.50% to 0.75%.

In July 2015, in response to continuing decline in the minerals market in the region, we initiated a plan to exit our operations in Africa. The restructuring, which is expected to be completed by the end of the fiscal year, is designed to optimize our cost structure, and involves a reduction in workforce and the disposition of assets.

Effective November 9, 2015, we appointed Jami M. Phillips as the principal accounting officer. Ms. Phillips has worked for us in various finance positions since 2013, and has served as our Controller since October 9, 2014. Prior to working for us, Ms. Phillips worked for CBIZ, Inc., a financial services company from 2010 to 2013.

Results of Operations

Revenues decreased $25.9 million, or 13.0%, to $173.2 million, for the three months ended October 31, 2015, and decreased $18.1 million, or 3.3%, to $523.8 million, for the nine months ended October 31, 2015, as compared to the same periods last year. For the three months ended October 31, 2015, revenues decreased in Mineral Services by $14.4 million, and Heavy Civil by $14.8 million, partially offset by increases in Inliner of $0.7 million and in Water Resources of $2.6 million. For the nine months ended October 31, 2015, revenues increased in Inliner by $17.2 million and in Water Resources by $11.6 million, which were more than offset by decreases in Mineral Services of $26.7 million, and Heavy Civil of $18.9 million.

Cost of revenues (exclusive of depreciation, amortization and impairment charges) decreased $20.0 million, to $142.9 million (82.5% of revenues) for the three months ended October 31, 2015, from $163.0 million (81.8% of revenues) for the same period last year. For the nine months ended October 31, 2015, cost of revenues decreased $18.6 million, to $437.4 million (83.5% of revenues), from $456.0 million (84.2% of revenues) for the same period last year. Cost of revenues for the nine months ended October 31, 2015 included a $7.6 million (1.4% of revenues) write-down of inventory as part of our restructuring activities in Africa. Cost of revenues as a percentage of revenues for the nine months ended October 31, 2015 decreased from the prior year, primarily due to improved margins in Heavy Civil and Water Resources.

Selling, general and administrative expenses decreased $3.3 million, or 11.6%, to $25.4 million for the three months ended October 31, 2015, and decreased $2.5 million, or 2.9%, to $83.4 million, as compared to the same periods last year. The decreases were primarily due to reductions in consulting expenses, compensation expenses due to the FY2015 Restructuring Plan, relocation costs, and office rent.

Depreciation and amortization decreased $2.1 million, or 21.2% , to $7.9 million for the three months ended October 31, 2015, and decreased $7.4 million, or 22.9%, to $24.9 million for the nine months ended October 31, 2015, as compared to the same periods last year. The decrease was primarily due to reductions in capital expenditures over the past several years, disposal of underutilized assets and impairment of certain fixed assets.

An asset impairment charge of $4.6 million was recorded during the nine months ended October 31, 2015 for the Energy Services segment, which was previously reported as a separate segment prior to the segment being combined with Water Resources segment effective Q3 FY2016. The impairment charge was recorded to reflect reductions in the estimated fair value of the long-lived assets.

Restructuring costs of $2.2 million and $6.7 million were recorded for the three and nine months ended October 31, 2015, respectively, compared to $0.8 million and $2.2 million for the same periods last year. Restructuring costs for the current quarter primarily related to severance costs as part of the Africa restructuring. For the nine months ended October 31, 2015, restructuring costs related to a $2.9 million asset write-down as part of the Africa restructuring, and $3.8 million of severance and other costs. Restructuring costs for the three and nine months ended October 31, 2014 primarily consisted of severance and other related costs associated with the FY2015 Restructuring Plan.

Equity in losses of affiliates decreased $0.9 million, or 62.8%, to $0.5 million for the three months ended October 31, 2015, and increased $0.4 million, or 23.2%, to $2.1 million for the nine months ended October 31, 2015, as compared to the same periods last year. Our international affiliates recorded losses of $1.5 million during the third quarter of the prior year, due primarily to severance costs as the operations were downsized in response to depressed market conditions. Our international affiliates generated higher losses during the current year due to continuing depressed conditions in the minerals market.

A gain on extinguishment of debt of $4.2 million was recognized during the nine months ended October 31, 2015 in connection with the partial redemption of the 4.25% Convertible Notes in exchange for 8.0% Convertible Notes, as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Interest expense increased $1.9 million, or 59.5%, to $5.2 million for the three months ended October 31, 2015, and increased $3.0 million, or 29.2%, to $13.3 million for the nine months ended October 31, 2015, as compared to the same periods last year. The increase in interest expense for the three months ended October 31, 2015 was mainly due to a higher debt balance and higher interest rate with the issuance of the 8.0% Convertible Notes during the first quarter of FY2016, and write-off of a portion of unamortized deferred financing fees due to reduction in the borrowing base available under the asset-based facility as a result of the Sixth Amendment. For the nine months ended October 31, 2015, the increase in interest expense was mainly due to increase in interest expense as a result of a higher debt balance and higher interest rate on the convertible notes.

Other income, net for the three and nine months ended October 31, 2015 consisted primarily of gains on the sale of non-core assets.

Income tax benefit from continuing operations of $1.3 million and $3.5 million were recorded for the three and nine months ended October 31, 2015, compared to $5.5 million and $3.6 million for the same periods last year. We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The effective tax rate for the three and nine months ended

October 31, 2015 was 12.2% and 8.2%, compared to 76.8% and 7.9% for the same periods last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the respective periods on current year losses and the $4.1 million tax benefit recorded during the third quarter of FY2015.

Segment Operating Results

Water Resources

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2014	2015	2014
Revenues	$59,458	$56,811	$172,536	$160,913

Income before income taxes	3,231	3,899	5,185	9,296
Income before income taxes as a percentage of revenues	5.4%	6.9%	3.0%	5.8%
Impairment charges, included above	—	—	(4,598)	—

Revenues for Water Resources increased $2.6 million, or 4.7%, to $59.5 million, for the three months ended October 31, 2015, and increased $11.6 million, or 7.2%, to $172.5 million for the nine months ended October 31, 2015, as compared to the same periods last year. The revenue growth in Water Resources was driven mainly by projects in the western portion of the U.S.  Inadequate water infrastructure in the western states, combined with lingering drought conditions have resulted in additional opportunities to provide drilling services, particularly in the agribusiness market. The revenue growth in the western region was partially offset by declines in water management services for the energy market as many projects are being deferred as a result of the decline in oil prices.

Income before income taxes decreased $0.7 million, or 17.1%, to $3.2 million, for the three months ended October 31, 2015, and decreased $4.1 million, or 44.2%, to $5.2 million for the nine months ended October 31, 2015, as compared to the same periods last year.  Margin improvements from projects in the western region were offset by operating losses generated in our energy market. Prior to the realignment of Energy Services into the Water Resources segment in Q3 FY2016, an asset impairment charge of $4.6 million was recorded during the second quarter of FY2016 for Energy Services. The impairment charge was recorded to reflect reductions in the estimated fair value of the long-lived assets.

Inliner

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2014	2015	2014
Revenues	$51,529	$50,867	$141,339	$124,187
Income before income taxes	6,573	6,614	16,975	15,183
Income before income taxes as a percentage of revenues	12.8%	13.0%	12.0%	12.2%

Revenues for Inliner increased $0.7 million, or 1.3%, to $51.5 million, for the three months ended October 31, 2015, and increased $17.2 million, or 13.8%, to $141.3 million for the nine months ended October 31, 2015, as compared to the same periods last year. Inliner’s revenues increased primarily due to the increase in work orders under existing contracts, and growth in the number of crews and associated equipment.

Income before income taxes remained flat at $6.6 million, for the three months ended October 31, 2015, as compared to the same period last year. Income before income taxes increased $1.8 million, or 11.8%, to $17.0 million for the nine months ended October 31, 2015, as compared to the same period last year. The increase in income before income taxes was attributed to the growth in revenues and good project execution.

Heavy Civil

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2014	2015	2014
Revenues	$39,187	$54,006	$137,709	$156,594
Loss before income taxes	(737)	(2,200)	(3,280)	(15,417)
Loss before income taxes as a percentage of revenues	1.9%	4.1%	2.4%	9.8%

Revenues for Heavy Civil decreased $14.8 million, or 27.4%, to $39.2 million, for the three months ended October 31, 2015, and decreased $18.9 million, or 12.1%, to $137.7 million for the nine months ended October 31, 2015, as compared to the same periods last year. The decline in revenues is due to the continuing strategic shift towards more selective opportunities including negotiated and alternative delivery contracts and less emphasis on traditional fixed-price contracts.  These negotiated and alternative delivery contracts are typically lower risk and are contributing to improved margins. Furthermore, certain large projects closed or are nearing completion and have reduced revenues recognized during the current periods.

Loss before income taxes improved $1.5 million, or 66.5%, to $0.7 million, for the three months ended October 31, 2015, and improved $12.1 million, or 78.7%, to $3.3 million for the nine months ended October 31, 2015, as compared to the same periods last year. The decrease in loss before income taxes is due to less cost degradation on troubled projects in the Northeast and Gulf Coast regions, and improving performance on alternative delivery projects. Further contributing to the reduction in loss before income taxes, were lower selling, general and administrative expenses as Heavy Civil focuses on effectively managing its cost structure, and reduced depreciation expense as the segment continues to reduce capital expenditures, and dispose of underutilized assets.

Mineral Services

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2014	2015	2014
Revenues	$22,806	$37,207	$71,933	$98,666

Loss before income taxes	(6,175)	(2,106)	(22,633)	(7,049)
Loss before income taxes as a percentage of revenues	27.1%	5.7%	31.5%	7.1%
Restructuring costs, included above	(2,191)	(237)	(13,887)	(1,339)
Equity in losses of affiliates, included above	(540)	(1,453)	(2,133)	(1,731)

Revenues for Mineral Services decreased $14.4 million, or 38.7%, to $22.8 million, for the three months ended October 31, 2015, and decreased $26.7 million, or 27.1%, to $71.9 million for the nine months ended October 31, 2015, as compared to the same periods last year.

Revenues declined primarily as a result of the continuation of declining global commodity prices and significant reductions in mining activities around the world.  Revenues outside the United States declined more dramatically as our foreign locations were more severely impacted by the drop in commodity prices due to the higher costs of production. Activity in the United States has remained relatively stable as we benefited from the growth of mine water management services.

Loss before income taxes deteriorated $4.1 million to $6.2 million, for the three months ended October 31, 2015, and declined $15.6 million to $22.6 million for the nine months ended October 31, 2015, as compared to the same periods last year.

During July 2015, we initiated a plan to exit our operations in Africa. The costs incurred related to Africa were approximately $2.2 million for the three months ended October 31, 2015, which are comprise primarily of severance costs, and approximately $13.9 million for the nine months ended October 31, 2015, which consist of a $7.6 million write-down of inventory, a $2.9 million write-down of fixed assets, and $3.4 million severance and other costs.

Equity in losses in affiliates slightly improved by $0.9 million to $0.5 million for the three months ended October 31, 2015, and deteriorated by $0.4 million to $2.1 million for the nine months ended October 31, 2015. Our international affiliates recorded losses during the third quarter of the prior year, due primarily to severance costs as the operations were downsized in response to depressed market conditions. Equity in losses of international affiliates generated higher equity losses during the current year due to continuing depressed conditions in the minerals market. As mentioned in the Note 1 to the Condensed Consolidated Financial Statements, we reviewed our equity method investments for impairment during the quarter ended October 31, 2015, in connection with the extended downturn in the minerals market. Unforeseen events and changes in market conditions could have a material effect on the value of equity method investments due to changes in expected sales and operating margins, or lower valuation multiples of peer companies, and could result in an impairment charge. No impairment charges were indicated by this analysis during this quarter. The investment in affiliates balance as of October 31, 2015 was $56.4 million.

Other

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2015	2014	2015	2014
Revenues	$4,784	$5,687	$13,234	$14,587
(Loss) income before income taxes	(186)	394	43	556
(Loss) income before income taxes as a percentage of revenues	(3.9%)	6.9%	0.3%	3.8%

Other revenues and (loss) income before income taxes are primarily from specialty and purchasing operations. The majority of the revenues are eliminated between segments, but the operations can produce positive earnings from purchasing discounts and third party sales.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual segments, primarily included in selling, general and administrative expenses, were $7.8 million and $29.7 million for the three and nine months ended October 31, 2015, compared to $10.6 million and $37.3 million for the same periods last year. The decrease was primarily due to decrease in compensation expenses from a workforce reduction as part of the FY2015 Restructuring Plan, and decrease in rent.

Backlog Analysis

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts that have been awarded as well as those that are currently in progress. We include a project in backlog at such time as a contract is executed. Backlog amounts include anticipated revenues associated with the original contract amounts, executed change orders, and any claims that may be outstanding with customers for which recovery is considered probable. It does not include contracts that are in the bidding stage or have not been awarded. As a result, we believe the backlog figures are firm, subject only to modifications, alterations or cancellation provisions contained in the various contracts. Historically, those provisions have not had a material effect on the Condensed Consolidated Financial Statements.

Our backlog of uncompleted contracts at October 31, 2015, was approximately $386.4 million compared to $395.6 million at January 31, 2015. During the nine months ended October 31, 2015, we executed various new awards across each of our business segments.

			Revenues Recognized
	Backlog at	New Business	during nine months ended	Backlog at	Backlog at
(in millions)	January 31, 2015	Awarded(1)	October 31, 2015	October 31, 2015	October 31, 2014
Water Resources	$83.2	$191.4	$172.5	$102.1	$91.0
Inliner	126.8	137.0	141.3	122.5	113.3
Heavy Civil	184.6	114.9	137.7	161.8	210.5
Mineral Services	1.0	70.9	71.9	—	1.5
Total	$395.6	$514.2	$523.4	$386.4	$416.3

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Liquidity and Capital Resources

Our primary source of liquidity has been cash from operations, supplemented by borrowings under our credit facilities. Our cash flow is affected by prices of material and demand for our services, operational risks, volatility in commodity prices, industry and economic conditions, and conditions in the global markets.  Our financial performance has been challenged and tempered by a variety of the risks inherent to the industries and geographies we serve.

Management is continuing a global review of operations and expects this review to continue throughout FY2016 and FY2017.  Management has also taken several steps to improve and preserve our liquidity position.  These steps include managing capital expenditures, reviewing our working capital practices and focusing on reducing overall costs.  We are undertaking a comprehensive review of our processes to determine greater efficiencies, including an overall review of our general and administrative costs. As a result of these reviews, we expect to realign some of our corporate functions, and review the administrative functions at the divisional level to reduce redundancy and minimize costs.

During Q2 FY2016, management initiated a plan to exit its operations in Africa.  The plan to exit operations in Africa is expected to reduce compensation expenses and other operating expenses within the region. On March 2, 2015, we completed our 8.0% Convertible Notes offering, which improved liquidity by approximately $40.8 million.  On August 17, 2015, we closed on the sale of our Geoconstruction business, for a total consideration of $42.3 million, including the preliminary estimate of the business segment’s working capital which is subject to a post-closing reconciliation. After post-closing adjustments, the total purchase price increased to $47.7 million, to adjust for our estimated share in the profits of one of the contracts being assumed by Keller and final working capital adjustments. On October 31, 2015, our total liquidity was $140.2 million, consisting of Excess Availability under our asset-based facility and total cash and cash equivalents. Our working capital as of October 31, 2015 was $143.1 million and $104.8 million as of January 31, 2015, including cash and cash equivalents of $69.7 million and $21.7 million, respectively.  Adjusted working capital (working capital excluding cash and cash equivalents), decreased $9.8 million from January 31, 2015, due to efforts to improve our working capital practices.

We have improved our liquidity during the past twelve months.  Any substantial increase in projected cash outflow or operating losses could have a material adverse impact on our liquidity, access to the asset-based facility and the ability to amend, extend or refinance our credit agreements.   Some of the action that we elect to take may require lender approval under the asset-based facility.

Management believes that it has the ability to implement and execute measures so that we will continue to have sufficient and adequate funds to meet our anticipated liquidity needs for the next twelve months.  Further, we are in compliance with our covenants related to all of our outstanding indebtedness as of October 31, 2015, and expect to remain in compliance with those covenants during the next twelve months.

Available Cash and Cash Equivalents

Our cash and cash equivalents as of October 31, 2015, were $69.7 million, compared to $21.7 million and $35.9 million as of January 31, 2015 and October 31, 2014, respectively.  Of our cash and cash equivalents, amounts held by foreign subsidiaries as of October 31, 2015, January 31, 2015 and October 31, 2014 were $11.7 million, $11.7 million and $10.9 million, respectively.  Repatriation of cash balances from some of our foreign subsidiaries could result in withholding taxes in the local jurisdictions.  Of the amounts held by foreign subsidiaries at October 31, 2015, January 31, 2015 and October 31, 2014, $0.1 million, $1.1 million and $0.7 million, respectively, could be subject to repatriation restrictions if the amounts were needed for domestic operations.  The amounts subject to repatriation, if needed for domestic operations, would be subject to U.S. federal and state income taxes, less applicable foreign tax credits.  Our intention is to permanently reinvest certain foreign cash balances outside of the U.S. and our current plans do not demonstrate a need to repatriate these balances to fund our U.S. operations.  Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted our overall liquidity.  We monitor developments in the foreign countries in which we operate for changes in currency regulation.

Our asset-based facility (see discussion below) limits the amount of cash that we may hold in foreign jurisdictions to not more than $30.0 million.  We do not expect the applicable foreign cash balances to exceed $30.0 million and, in the unlikely event foreign cash balances were to reach $30.0 million, management would likely be able to take action to repatriate amounts sufficient to comply with this covenant.

Financing Agreements

Below is a summary of certain provisions of our credit facility and debt instruments. For more information about our indebtedness, see Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q.

4.25% Convertible Senior Notes due 2018. We have outstanding $69.5 million in aggregate principal amount of our 4.25% Convertible Notes as of October 31, 2015. The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year.  The 4.25% Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.  The 4.25% Convertible Notes are convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018.

On and after November 15, 2016, and prior to the maturity date, we may redeem all, but not less than all, of the 4.25% Convertible Notes for cash if the sale price of our common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date we deliver notice of the redemption.  The redemption price will equal 100% of the principal amount of the 4.25% Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 4.25% Convertible Notes will have the right, at their option, to require us to repurchase their 4.25% Convertible Notes in cash at a price equal to 100% of the principal amount of the 4.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

8.0% Senior Secured Second Lien Convertible Notes. We have outstanding $99.9 million in aggregate principal amount of our 8.0% Convertible Notes as of October 31, 2015. The 8.0% Convertible Notes, issued pursuant to the 8.0% Convertible Notes Indenture, bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

At any time prior to the maturity date, we may redeem for cash all, but not less than all, of the 8.0% Convertible Notes; provided, however, that we may not redeem the 8.0% Convertible Notes on a redemption date that is outside an Open Redemption Period (as defined in the 8.0% Convertible Notes Indenture) unless the last reported sale price of our common stock equals or exceeds 140% of the conversion price of the 8.0% Convertible Notes in effect on each of at least 20 trading days during the 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we deliver the redemption notice.

In addition, upon the occurrence of a “fundamental change” (as defined in the 8.0% Convertible Notes Indenture), holders of the 8.0% Convertible Notes will have the right, at their option, to require us to repurchase their 8.0% Convertible Notes in cash at a price equal to 100% of the principal amount of the 8.0% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

Asset-based revolving credit facility. As of October 31, 2015, availability under our asset-based facility was approximately $100.0 million, with outstanding letters of credit amounting to $29.5 million, leaving Excess Availability of $70.5 million.

The asset-based facility is guaranteed by our direct and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions described in the asset-based facility. The obligations under the asset-based facility are secured by a lien on substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions described in the asset-based facility, including a pledge of up to 65.0% of the equity interest of our first tier foreign subsidiaries.

We must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

●	for a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $17.5 million, and
●	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

●	capital expenditures,
●	cash interest expense,
●	any regularly scheduled amortized principal payments on indebtedness, and
●	cash taxes.

         A comparison of the required covenants under the asset-based facility to the current compliance is as follows:

(in millions)	Trailing twelve month period	Cumulative from May 1, 2014
Minimum Cash Flow cannot be less than	$(25.0)	$(45.0)
Actual as of October 31, 2015	(1.1)	(10.8)

The asset-based facility permits us to make certain voluntary prepayments, payments, repurchases or redemptions, retirements, defeasances or acquisitions for value of the 8.0% Convertible Notes if the following payment conditions are satisfied:

●	there is no default before or after such action;

●

thirty-Day Excess Availability and Excess Availability (each as defined in the asset-based facility agreement) on a pro forma basis is equal to or exceeds the greater of (A) 22.5% of the Total Availability and (B) $22.5 million; and

●	we have on a pro forma basis a Consolidated Fixed Charge Coverage Ratio of not less than 1.1:1.0.

The asset-based facility also contains a subjective acceleration clause that can be triggered if the lenders determine that we have experienced a material adverse change.  If triggered by the lenders, this clause would create an Event of Default which in turn would permit the lenders to accelerate repayment of outstanding obligations.

In general, during a Covenant Compliance Period (as defined in the asset-based facility agreement) or if an Event of Default has occurred and is continuing, all of our funds received on a daily basis will be applied to reduce amounts owing under the asset-based facility.  Based on current projections, we do not anticipate being in a Covenant Compliance Period during the next twelve months.

If an Event of Default (as defined in the asset-based facility agreement) occurs and is continuing, the interest rate under the asset-based facility will increase by 2.0% per annum and the lenders may accelerate all amounts owing under the asset-based facility.

As is customary in the construction business, we are required to provide surety bonds to secure our performance under certain construction contracts.  Our continued ability to obtain surety bonds will primarily depend upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market.  Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time.

Our reimbursement obligation to our surety providers is secured by a security interest in certain assets, including certain accounts receivable, inventory, equipment, documents, contract rights and other instruments as well as the explicit right to utilize certain of our specialized construction equipment if any claims are made under certain surety bonds.  In addition, our surety providers may in the future require us to provide additional collateral or other security sufficient to discharge any claim made or anticipated claim under a surety bond.

With respect to our joint ventures, the ability to obtain a bond may also depend on the credit and performance risks of our joint venture partners.

In addition, events that generally affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, available only at a significantly greater cost or not being available at all.  If we are unable to obtain performance bonds on future projects, our results of operations would be materially and adversely affected.  Our outstanding surety bond obligations substantially decreased as a result of the sale of our Geoconstruction business. The amount of our surety bonds as of October 31, 2015 was $275.7 million, as measured by the amount of contract revenue remaining to be recognized, a $68.2 million decrease from July 31, 2015.

Operating Activities

Cash used in operating activities was $1.8 million for the nine months ended October 31, 2015, compared to cash used in operating activities of $12.6 million for the nine months ended October 31, 2014.  The decrease in cash outflow was primarily due to improved operating results, as well as reduction in customer receivables, inventories, and accounts payable and accrued expenses, as a result of efforts to improve our working capital practices.

Investing Activities

Our capital expenditures were $18.8 million for the nine months ended October 31, 2015, compared to $12.3 million for the same period last year. Proceeds from disposal of property and equipment were $6.2 million for the nine months ended October 31, 2015 compared to $5.8 million for the same period last year. The current period proceeds are primarily due to the sale of a building and various equipment in Water Resources. We are selectively investing capital expenditures in growth businesses, while continuing efforts to dispose of underutilized assets.

For the nine months ended October 31, 2015, we recorded proceeds of $42.3 million from the sale of Geoconstruction business.

Redemption of corporate owned life insurance policies on certain management level employees resulted in net proceeds of $10.6 million for the nine months ended October 31, 2014. An additional $0.5 million in insurance proceeds were received from death benefits during the nine months ended October 31, 2014.

Financing Activities

For the nine months ended October 31, 2015, cash flows provided by financing activities were $21.9 million, compared with $15.5 million for the same period last year. The current period includes the net proceeds from the 8.0% Convertible Notes offering, while the prior period includes the net borrowings from the asset-based facility.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those described in the Annual Report under “Contractual Obligations and Commercial Commitments”, except for the following:

As discussed in Note 2 to the Condensed Consolidated Financial Statements, we completed an offering of approximately $100 million aggregate principal amount of 8.0% Convertible Notes.  As part of the offering, approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes were sold at a cash price equal to the principal amount thereof, and approximately $49.9 million of 8.0% Convertible Notes were issued in exchange for approximately $55.5 million of our 4.25% Convertible Notes. We used a portion of the net cash proceeds from the sale of the 8.0% Convertible Notes to repay the then outstanding balance on the asset-based facility of $18.2 million. The 8.0% Convertible Notes would be an addition to the contractual obligations as presented in the Annual Report, with an accompanying reduction in contractual obligations for the 4.25% Convertible Notes and the asset-based facility.

As part of the sale of the Geoconstruction business discussed in Note 9 to the Condensed Consolidated Financial Statements, we assigned lease obligations for certain equipment and property to Keller. As of August 17, 2015, the future minimum lease payments relating to these operating leases were approximately $1.8 million, which would reduce the total amount of our contractual obligations as presented in the Annual Report.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed are interest rates on variable rate debt and foreign exchange rates giving rise to translation and transaction gains and losses.

Interest Rate Risk

We centrally manage our debt portfolio considering overall financing strategies and tax consequences. A description of our debt is included in Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q. As of October 31, 2015, an instantaneous change in interest rates of one percentage point would impact our annual interest expense by approximately $1.6 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in foreign currency exchange rates. Currently, our primary international operations are in Australia, Africa, Mexico, Canada and South America. Our affiliates also operate in Latin America. The operations are described in Notes l and 3 of the Notes to Consolidated Financial Statements appearing in our Annual Report and Notes 7 and 8 of this Form 10-Q. The majority of its contracts in Africa and Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, we have historically not hedged our foreign currency exchange risk. If our foreign currency exposure were to increase, we may seek to utilize various derivative instruments, such as foreign currency option contracts, to manage the exposures associated with fluctuating foreign currency exchange rates. As of October 31, 2015, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, translation of the income statements of our international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $0.5 million for the nine months ended October 31, 2015. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in our financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of October 31, 2015, conducted under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 10 to our Condensed Consolidated Financial Statements entitled “Contingencies,” which is incorporated in this item by reference.

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

4.1

Amended and Restated Credit Agreement dated as of August 17, 2015 among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, PNC Bank, National Association (“PNC Bank”), as Administrative Agent, Jefferies Finance, LLC, as Syndication Agent, Lead Arranger and Book Running Manager, PNC Bank and Wells Fargo Bank, N.A., as Co-Collateral Agents, and PNC Bank, as Swingline Lender and Issuing Bank (filed as Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on August 19, 2015 and incorporated herein by reference).

31.1	Section 302 Certification of Chief Executive Officer of the Company.

31.2	Section 302 Certification of Chief Financial Officer of the Company.

32.1	Section 906 Certification of Chief Executive Officer of the Company.

32.2	Section 906 Certification of Chief Financial Officer of the Company.

95.1	Mine Safety Disclosures.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*

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

Layne Christensen Company
(Registrant)

DATE: December 9, 2015	/s/ Michael J. Caliel
Michael J. Caliel,
President and Chief Executive Officer

DATE: December 9, 2015	/s/ J. Michael Anderson
J. Michael Anderson,
Senior Vice President and Chief Financial Officer

DATE: December 9, 2015	/s/ Jami M. Phillips
Jami M. Phillips,
Vice President and Controller (Principal Accounting Officer)