Form 10-K
period 2016-01-31
LAYNE CHRISTENSEN CO
filed 2016-04-13
CIK 888504

333+

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the 20,930,864 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2015, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Market on that date was $173,726,171.

At April 7, 2016, there were 19,802,596 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

LAYNE CHRISTENSEN COMPANY

Form 10-K

PART I

Item 1.	Business

General

Layne Christensen Company (“Layne”, “our”, “we” or “us”) is a leading global water management and services company, with more than 130 years of industry experience, providing responsible, integrated solutions to address the world’s toughest water, mineral and energy challenges. Our customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies, power companies and agribusiness.

We operate on a geographically dispersed basis, with approximately 78 sales and operations offices located throughout North America, South America, and through our affiliates in Latin America countries. Layne maintains executive offices at 1800 Hughes Landing Boulevard, Suite 800, The Woodlands, Texas 77380. The telephone number is (281) 475-2600 and the website address is www.layne.com which is where you can find periodic and current reports, free of charge, as soon as reasonably practicable after such material is filed with or furnished to the Securities and Exchange Commission.

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

Layne provides specialized construction solutions for the responsible management of water in many industries and environments. With our heavy civil expertise, we design and construct comprehensive, end-to-end water management systems, as well as individual intakes, reservoirs, pump stations, pipelines and plants. Layne also provides comprehensive turnkey drilling solutions for water management, mineral services and specialty drilling needs. Our team of specialists helps us understand specific site characteristics and proactively overcome and plan for any challenges. Our experts are able to define the source, depth, magnitude and overall feasibility of water aquifers, and drill high-volume wells suitable for supplying water to governmental, industrial and agricultural customers. We also drill deep injection wells to facilitate the disposal of treated wastewater. Our mineral services teams extract contaminant-free samples that accurately reflect the underlying mineral deposits for our global mining customers.

Business Segments

During the third quarter of fiscal year ended January 31, 2016, we completed the sale of our Geoconstruction business segment, and realigned our operating structure to combine the Energy Services segment with our Water Resources segment. Historical information has been updated to conform to the realigned operating segments and the disposition of the Geoconstruction business segment.

As of fiscal year ended January 31, 2016, we operate our business in four segments: Water Resources, Inliner, Heavy Civil and Mineral Services. Each of our segments has major customers; however, no single customer accounted for 10% or more of revenues in any of the past three fiscal years. See Note 15 to the Consolidated Financial Statements for financial information pertaining to the operations and geographic spread of the segments and foreign operations.

Water Resources

Operations

Throughout the U.S., Water Resources provides our customers with sustainable solutions for water supply system development and technology. We provide a full suite of water-related products and services, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. We also offer water treatment equipment engineering services, providing systems for the treatment of regulated and nuisance contaminants, specifically iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate and volatile organic compounds.

Water supply solutions for government agencies, industry and agriculture require the integration of hydrogeology and engineering with proven knowledge and application of drilling techniques.  We expect demand for water treatment will be strongest in the industrial sector where the water quality challenges are more significant.  The drilling methods, size and type of equipment required depend upon the depth of the wells and the geological formations encountered at the project site. We have extensive well archives in addition to technical personnel who can determine geological conditions and aquifer characteristics. We provide feasibility studies using complex geophysical survey methods, analyze the survey results and define the source, depth and magnitude of an aquifer. We can estimate recharge rates, recommend well design features, plan well field design and develop water management plans. To conduct these services, we maintain a staff of professional employees including geological engineers, geologists, hydrogeologists and geophysicists. These attributes enable us to locate suitable water-bearing formations to meet a wide variety of customer requirements.

Our target groundwater drilling market consists of high-volume water wells drilled principally for municipal and industrial customers. These high-volume wells, by necessity, have more stringent design specifications than residential or agricultural wells and are typically deeper and larger in diameter.

Our involvement in the initial drilling of wells positions us to win follow-up rehabilitation business, which is generally a higher margin business than well drilling. Such rehabilitation is periodically required during the life of a well, as groundwater may contain bacteria, iron, high mineral content, or other contaminants and screen openings may become blocked, reducing the capacity and productivity of the well. We offer complete diagnostic and rehabilitation services for existing wells, pumps and related equipment with a network of local offices throughout our geographic markets in the U.S. In addition to our well service rigs, we have equipment capable of conducting downhole closed circuit televideo inspections, one of the most effective methods for investigating water well problems, enabling us to effectively diagnose and respond quickly to well and pump performance problems. Our personnel can perform a variety of well rehabilitation techniques, using both chemical and mechanical methods. To complement this effort, we perform bacteriological well evaluation and water chemistry analyses. We also have the capability and inventory to repair, in our own machine shops, most water well pumps, regardless of manufacturer, as well as to repair well screens, casings and related equipment such as chlorinators, aerators and filtration systems.

Water Resources also offers investigative services to assist in assessing, monitoring and characterizing water quality and aquifer parameters. Our customers are typically national and regional consulting firms engaged by federal and state agencies, as well as industrial companies that need to assess, define or clean up groundwater contamination sources. We assist the customer in determining the extent of groundwater contamination, installation of recovery wells that extract contaminated groundwater for treatment, which is known as pump and treat remediation, and specialized site safety programs associated with drilling at contaminated sites.

Water Resources provides responsible water management solutions to the oil and natural gas industry’s exploration and production (E&P) water related challenges. Our water management services for the energy market specialize in hydrogeological assessments and sourcing, transfer and storage, and treatment.

Customers & Markets

In Water Resources, our customers are typically government agencies, national and regional consulting firms engaged by federal and state agencies, and local operations of agricultural, industrial and energy businesses. The term “government agencies” includes federal, state and local entities. Current customers in our energy market include E&P companies that operate in the Permian Basin.

Demand for water solutions will grow as government agencies, and industrial, agricultural and energy companies compete for increasingly limited water resources. The combination of tightening regulations and water scarcity has resulted in increasingly sophisticated water consumers, and this in turn has created opportunities for the introduction of long-term sustainable methods and technologies such as aquifer recharge, water re-use, injection wells and zero-liquid discharge treatment systems. Injection well, a device that places fluid deep underground into porous rock formations, has seen its market demand driven by new regulations and the need to economically dispose of waste associated with municipal and industrial water treatment.

In the drilling of new water wells we target customers that require compliance with detailed and demanding specifications and regulations and that often require bonding and insurance, areas in which we believe we often have competitive advantages.

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

Competition

The U.S. water well drilling industry is highly fragmented, consisting of several thousand regionally and locally based contractors. The majority of these contractors are primarily involved in drilling low-volume water wells for agricultural and residential customers, markets in which we do not generally participate. Competition in the energy market is primarily from local small and mid-sized contractors offering one part sourcing, transfer or treatment of the water management cycle, but not the complete end-to-end solution that we offer.

Competition for Water Resources’ services consists primarily of small, local operations and some larger regional competitors. There are no proprietary technologies or other significant factors that prevent other firms from entering these local or regional markets or from consolidating into larger companies more comparable in size to us. Water well drilling work is usually obtained on a competitive bid basis for government agencies, while work for industrial customers is obtained on a negotiated or informal bid basis.

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

Layne Inliner, LLC began as the first U.S. licensee of the Inliner® technology in 1991. From that beginning, we have expanded and have come to own and operate Inliner Technologies and Liner Products, the technology company and lining tube manufacturer, respectively. This vertical integration gives us control of the Inliner® product from raw material purchases to product installation. Since our start we have successfully installed approximately 25 million feet of CIPP throughout the U.S. Pipe diameters have ranged from 4-inches to 90-inches and have included traditional round as well as non-circular geometries. Inliner’s lining tube manufacturing facilities, saturation facilities, and installation techniques are all ISO 9001:2008 certified bringing an added element of quality control to tube construction, product design and field installation.

Inliner has the ability to supply both traditional felt-based CIPP lining tubes cured with water or steam as well as fiberglass-based lining tubes cured with ultraviolet light. All product types and curing media are installed with internal crews. In addition, Layne offers outside sales of dry felt liners and saturated fiberglass/UV liners to other marketplace installers.

While Inliner focuses on CIPP, it is committed to full system renewal and construction management. Inliner provides a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, traditional excavation and replacement and manhole renewal with cementitious and epoxy products. Inliner’s expertise, experience and customer-oriented contracting combined with its ability to provide a diverse line of products and services differentiates it from other rehabilitation contractors and allows Inliner to provide clients with single source accountability when it comes to rehabilitative services.

Customers & Markets

Inliner customers are typically municipalities and local operations of industrial businesses.

The geographic reach of the Inliner installation group stretches from the east coast westward to the Rocky Mountains. Felt based sales through Liner Products are predominantly U.S. based. Fiberglass/UV based sales were all U.S. generated.

Many of the drivers for sewer rehabilitation demand are largely a function of deteriorating urban infrastructure compounded by population growth and deteriorating water quality. Additionally, federal and state agencies are forcing municipalities and industry to address infiltration and inflow of groundwater into damaged or leaking sewer lines, enforcing stricter regulation and encouraging new technology that encourages us to achieve new standards of quality.

Competition

The CIPP industry has a limited number of contractors with nationwide coverage, the largest being Insituform, a subsidiary of Aegion Corporation.  In addition, several more regionalized competitors are found throughout the U.S. Municipal work is typically obtained on a competitive bid basis with rare exceptions of qualification-based or design build proposals being used for contractor selection. Industrial or private work can be either competitive bid or negotiated.

Larger competitors share the same vertical integration (tube manufacturing/assembly, wetout and installation) as Inliner, while smaller competitors rely on third party tube supply and wetout. This saturated tube supply and the lack of having to construct wetout facilities allows smaller competitors to enter and remain in the CIPP business. The entrance of fiberglass products cured with ultraviolet light continues to open up competition even further. Despite widespread competition, Inliner remains one of the most diversified providers in the industry by offering management services and more solutions than just CIPP.

Heavy Civil

Operations

Heavy Civil delivers solutions to public and private customers by providing design and construction services of water and wastewater treatment plants and pipeline installation.  In addition, Heavy Civil builds radial collector wells (Ranney® Method), surface water intakes, pumping stations, hard rock tunnels and marine construction. Heavy Civil also provides design and construction services for biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource.

The Heavy Civil treatment plant group, specializes in new facility construction, expansion and modifications of water and wastewater treatment infrastructure. Heavy Civil is experienced in the construction of municipal and industrial plants using the latest process technologies including reverse osmosis membrane, nanofiltration, ultra-violet and ozone disinfection, regeneration services, complex chemical feed systems, and air stripper repacking, to provide fully automated and sustainable systems.

Our pipeline groups are experienced in installing all types of pipe materials and systems that deliver water from the source to the plant and to the end user. In addition to the clean water side of the business, Heavy Civil constructs pipeline systems that handle the discharge end of the product, including collection systems, interceptor sewers and force main. Heavy Civil can also deliver special piping systems for process piping and cooling water needs. Heavy Civil has the capability to install deep, large diameter piping in rock or other difficult soil conditions, including applications involving tunnels and marine construction.

Heavy Civil professionals include specialists in the design and construction of intakes and pump stations for high-capacity water supply systems.  In addition, The Ranney® group specializes in the design and turnkey construction of high capacity water supply systems including radial collector wells, surface water intakes, infiltration galleries, riverbank filtration and sea water systems. Collector wells typically combine high yields with lower operating and maintaining costs. In most cases, they are less intrusive on the environment. Complete hydrogeological services for optimum siting are also available.

Our biogas services include Engineer Procure Construct (EPC) delivery of anaerobic digestion facilities, which is a series of biological processes in which microorganisms break down biodegradable material in the absence of oxygen. One of the end products is biogas, which is combusted to generate electricity and heat, or it can be processed into renewable natural gas and transportation fuels. Heavy Civil’s anaerobic digestion technologies convert various organic waste streams such as food solids, livestock manure, and municipal wastewater into biogas.

Customers & Markets

Continued population growth in water-challenged regions, more stringent regulatory requirements, as well as deteriorating infrastructure all lead to an increased need to conserve water resources and control contaminants and impurities.

Competition

Heavy Civil routinely competes with local and national construction firms across the U.S. Management believes that many of the competitors in this industry do not possess the capabilities for end-to-end water management systems in the same manner as Heavy Civil. This differentiates Heavy Civil from its competitors.

Mineral Services

Operations

Before investing heavily in development to extract minerals, global mining and junior mining companies hire Mineral Services to extract rock and soil samples for analyses of mineral content and grade. Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Samples extracted must be free of contamination and accurately reflect the location and orientation of underlying mineral deposits.

Mineral Services has country managers who are responsible for operations throughout North America and South America. These managers are responsible for maintaining contact and relationships with mining operations that perform work on a global basis, as well as junior mining companies that operate more regionally.

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

Mineral Services has experienced the effects of the global decline in demand for mineral exploration and the overall soft market for base and precious metals during the fiscal years ended January 31, 2016, 2015 and 2014.  In response, Mineral Services has continually adjusted its operations to react to market conditions experienced by the industry.  As discussed in Note 16 to the Consolidated Financial Statements, during the year ended January 31, 2016, we implemented a plan to exit our operations in Africa and Australia, in addition to reducing operating expenses, and shifting assets to the Americas where exploration has been slightly less affected. The minerals exploration business is cyclical in nature. The longer term mining industry fundamentals remain positive. Our safety record and ability to re-deploy assets quickly when called upon makes Mineral Services well positioned for opportunities.

Customers and Markets

Mineral Services customers are major gold and copper producers and to a lesser extent, other base metal producers. Mineral Services’ largest customers are multi-national corporations headquartered in the U.S., Brazil, Europe and Canada.  Work for gold mining customers generates approximately half of the business in Mineral Services. The success of Mineral Services is closely tied to global commodity prices and demand for our global mining customers’ products. Our primary markets are in the western U.S., Mexico and South America. Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form its primary presence in this market. See Item 1A, Risk Factors for a discussion of the risks associated with operating in these foreign countries.

Demand for mineral exploration drilling is driven by the need to identify, define and develop underground base and precious mineral deposits.  Factors influencing the demand for mineral-related drilling services include volatility in commodity prices, international economic and political conditions, inflation, foreign exchange levels, the economic feasibility of mineral exploration and production, the discovery rate of new mineral reserves and the ability of mining companies to access capital for their activities. The continuing decline in commodity prices has significantly impacted demand for mineral-related drilling services.

The mineral exploration market is dependent on financial and credit markets being readily available to fund drilling and mining programs. In addition, mining companies’ ability to seek cash for their operations through other avenues which traditionally have been available to them is dependent on market pricing trends for base and precious metals.

Mining companies continue to focus their efforts on reducing costs throughout their supply chain to lower the cost of production and improve value.  Mining service companies have responded by idling drills and reducing staff. Those with healthy balance sheets, global operating expertise and scale should be well positioned once demand increases.  Technological advancements in drilling and processing are improving cost efficiencies and should benefit the largest drilling services companies that are leading technical innovation in the mineral exploration marketplace.

Competition

Mineral Services competes with a number of drilling companies, the largest being Boart Longyear, Major Drilling Group International Inc., and Foraco International S.A., as well as vertically integrated mining companies that conduct their own exploration drilling activities. Some of these competitors have greater capital and other resources than we have. In the mineral exploration drilling market, Mineral Services competes based on price, technical expertise and reputation. Mineral Services work is typically performed on a negotiated basis.

Other

Operations

Other operations consist of purchasing operations. The majority of the revenues are eliminated between segments. A small portion of the revenue is through third party sales, which can produce positive earnings. The focus is primarily to act as a purchasing agent for all businesses within Layne.

Contracts

We identify potential projects from a variety of sources.  After determining which projects are available, we make a decision on which projects to pursue based on factors such as project size, duration, availability of personnel, current backlog, profitability expectations, type of contract, prior experience, source of project funding and geographic location.

Contracts are usually awarded through a competitive bid process.  We execute our contracts through a variety of methods, including cost-plus, fixed-price, day rate, unit price or some combination of these methods.  Customers may consider price, technical capabilities of equipment and personnel, safety record and reputation.

Fixed-price contracts have historically been used in competitively bid public civil and specialty contracts.  These contracts commit the contractor to provide all of the resources required to complete a project for a fixed sum.  Usually fixed-price contracts transfer more risk to the contractor.  However, we are beginning to see a greater use of cost-plus contracts for these types of projects.

Most of our contract revenues and costs are recognized using the percentage of completion method.  For each contract, we regularly review contract price and cost estimates as the work progresses and reflect adjustments in profit proportionate to the percentage of completion of the related project in the period when we revise those estimates.  To the extent that these adjustments result in a reduction or elimination of previously reported profits with respect to a project, we recognize a charge against current earnings which could be material.

Backlog Analysis

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts that have been awarded as well as contracts that are currently in progress. We include a project in backlog at such time as a contract is executed. Backlog amounts include anticipated revenues associated with the original contract amounts, executed change orders, and any claims that may be outstanding with customers. It does not include contracts that are in the bidding stage or have not been awarded. The backlog figures are firm, subject only to modifications, alterations or cancellation provisions contained in the various contracts. Historically, those provisions have not had a material effect on the consolidated financial statements.

Backlog may not be indicative of future operating results. There have been no changes in the methodology used to determine backlog during the fiscal years ended January 31, 2016 and 2015. Backlog is not a measure defined by U.S. GAAP and is not a measure of profitability. Our method for calculating backlog may not be comparable to methodologies used by other companies.

Layne’s backlog of uncompleted contracts at January 31, 2016, was approximately $346.3 million as compared to $395.6 million at January 31, 2015. The following table provides an analysis of backlog by segment for the fiscal year ended January 31, 2016.

	Backlog at	New Business	Revenues Recognized	Backlog at
(in millions)	January 31, 2015	Awarded (1)	FY 2016	January 31, 2016
Water Resources	$83.2	$233.1	$227.5	$88.8
Inliner	126.8	180.5	193.7	113.6
Heavy Civil (2)	184.6	135.1	175.8	143.9
Mineral Services	1.0	84.9	85.9	—
Total	$395.6	$633.6	$682.9	$346.3

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(2)	As of January 31, 2016, approximately 13% of the Heavy Civil backlog is not reasonably expected to be completed in FY2017.

Of Layne’s total backlog of $346.3 million as of January 31, 2016, approximately $14.9 million relates to active contracts that are in a loss position. The remaining contracts in backlog have future revenues which are expected to equal or exceed costs when recognized. We can provide no assurance as to the profitability of the contracts reflected in backlog. It is possible that the estimates of profitability could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and any claims with customers. As of January 31, 2016, there were no significant contracts in backlog not moving forward as originally scheduled.

During the fiscal years ended January 31, 2016 and 2015, there were no significant cancellations of amounts previously included in backlog and no significant changes in anticipated gross margin trends based on current backlog.

Business Strategy

We strive to be a responsible solutions provider to the world of essential natural resources – water, mineral and energy. Our purpose is to enhance the lives of people by providing and protecting these resources. We are experts in water management, construction and drilling. Our strategy is to solve our clients’ most complex natural resource problems by leveraging our diverse product and service offerings into solutions that provide the greatest value.

Our water management and construction expertise has historically been focused on the U.S. municipal marketplace and we are focused on extending our expertise further into the agricultural, industrial and energy marketplaces.

Our mining clients are mainly large and intermediate global companies that engage us principally for exploration drilling services for copper, gold, and selected other minerals. This is a deeply cyclical business and we aim to mitigate revenue downturns in this sector by cross selling our water management capabilities. We are marketing our dewatering capabilities and our water sourcing and treatment expertise as a way to generate additional revenues from current clients as the mineral drilling services market continues in its downturn.

We are continuing to manage our costs to align with lower earnings and to explore opportunities within each segment to develop sustainable, profitable operations within the organization.

Seasonality

The domestic drilling and construction activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to project sites. Additionally, drilling activities slow down during Thanksgiving, Christmas and New Year holidays. As a result, revenues and earnings in the first and fourth quarters tend to be less than revenues and earnings in the second and third quarters.

Regulation

General

As an international corporation operating in many parts of the world, we are subject to a number of complex federal, state, local and foreign laws. Each of our segments is subject to various laws and regulations relating to the protection of the environment and worker health and safety. In addition, each segment is subject to its own unique set of laws and regulations imposed by federal, state, local and foreign laws relating to licensing, permitting, approval, reporting, bonding and insurance requirements.

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

We are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the listing requirements of NASDAQ and other applicable securities rules and regulations.

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

As part of our adherence to environmental laws and regulations, we highlight on the importance of sustainability.  Our employees contribute to the economic and environmental sustainability of the communities in which we operate.

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

Permits and Licenses

Many states require regulatory mandated construction permits which typically specify that wells, water and sewer pipelines and other infrastructure projects be constructed in accordance with applicable statutes. Our water treatment business is also subject to legislation and municipal requirements that set forth discharge parameters, constrain water source availability and set quality and treatment standards. Various state, local and foreign laws require that water wells and monitoring wells be installed by licensed well drillers. Many of the jurisdictions in which we operate require construction contractors to be licensed. We maintain well drilling and contractor’s licenses in those jurisdictions in which we operate and in which such licenses are required. In addition, we employ licensed engineers, geologists and other professionals necessary to the conduct of our business. In those circumstances in which we do not have a required professional license, we subcontract that portion of the work to a firm employing the necessary licensed professionals. Our operations are also subject to various permitting and inspection requirements and building and electrical codes. In Mineral Services, drilling also frequently requires environmental permits, which are usually obtained by our customers.

Anti-corruption and Bribery

We are subject to the Foreign Corrupt Practices Act (“FCPA”), which prohibits U.S. and other business entities from making improper payments to foreign government officials, political parties or political party officials. We are also subject to the applicable anti-corruption laws in the jurisdictions in which we operate, thus potentially exposing us to liability and potential penalties in multiple jurisdictions. The anti-corruption provisions of the FCPA are enforced by the Department of Justice (“DOJ”). In addition, the SEC requires strict compliance with certain accounting and internal control standards set forth under the FCPA. Failure to comply with the FCPA and other laws can expose us and/or individual employees to potentially severe criminal and civil penalties. Such penalties may have a material adverse effect on our business, financial condition and results of operations.

As discussed in Note 13 to the Consolidated Financial Statements, we remain subject to a settlement agreement with the SEC entered into on October 27, 2014, under which we agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date.

We devote significant resources to the development, maintenance, communication and enforcement of our Business Code of Conduct, our anti-bribery compliance policies, our internal control processes and compliance related policies.  We conduct timely internal investigations of these potential violations and take appropriate action depending upon the outcome of the investigation.  We anticipate that the devotion of significant resources to compliance-related issues, including the necessity for investigations, will continue to be an aspect of doing business.

Insurance and Bonding

Our property and equipment is covered in part by insurance and we believe the amount and scope of such insurance is adequate for the risks we face.  In addition, we maintain general liability, excess liability and worker’s compensation insurance in amounts that we believe are consistent with industry practice.

As is common practice in the construction business, we are required at times to provide surety bonds as an additional level of security of our performance.  We have surety arrangements with more than one surety.

Employees

At January 31, 2016, we had approximately 2,680 employees, approximately 145 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the U.S. Management believes that its relationship with employees is satisfactory. In all of Layne’s operations, an important competitive factor is technical expertise. As a result, Layne emphasizes the training and development of its personnel. Periodic technical training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting.

In addition, Layne emphasizes strict adherence to all health and safety requirements and offer incentive pay based upon achievement of specified safety goals. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and sound safety practices. Training consists of an OSHA-mandated 40-hour hazardous waste and emergency response training course as well as the required annual 8-hour updates. In addition to the OSHA-mandated training, all employees working on mine sites are required to attend a 24-hour MSHA new miners training and an 8-hour annual refresher. Layne has a safety team staffed with certified professional trainers which allows us to offer such training in-house. In addition to the training, the safety team is also responsible for preparing health and safety site specific plans and provides guidance and site analysis for the health and safety plans prepared by others.

On average, the field supervisors and drillers have approximately nine years of experience with Layne. Many of our professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. Management believes that our size and reputation allow us to compete effectively for highly qualified professionals.

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

Due to the current economic conditions, volatile credit and commodity markets, many of our customers are facing considerable budget shortfalls or are delaying capital spending that will decrease the overall demand for our services. In addition, our customers may find it more difficult to raise capital in the future due to substantial limitations on the availability of credit and other uncertainties in the municipal and general credit markets.

Levels of municipal spending particularly impact Water Resources, Inliner and Heavy Civil. Reduced tax revenue in certain regions, or inability to access traditional sources of credit, may limit spending and new development by local municipalities, which in turn may adversely affect the demand for our services in these regions. Reductions in spending by municipalities or local governmental agencies could reduce demand for our services and reduce our revenue.

The current economic conditions are negatively affecting the pricing for our services and we expect these conditions to continue for the foreseeable future. Many of our customers, especially federal, state and local governmental agencies competitively bid for their contracts. The bidding for these projects is highly competitive. In addition, the competition for projects with negotiated contracts is also highly competitive. Our customers may also demand lower pricing as a condition of continuing our services. We expect to see an increase in the number of competitors as other companies that do not normally operate in our markets enter seeking contracts to keep their resources employed. In addition, certain of our customers may be unable to pay us if they are unable to raise capital to fund their business operations, which would have an adverse effect on our revenue and cash flows.

Volatility within the global commodity markets is negatively impacting Mineral Services.  Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals, which often fluctuate widely in response to global supply and demand, international economic trends, currency exchange fluctuations and political events.  The current decline in oil and gas prices has depressed the energy market, negatively impacting Water Resources.

As a result of the above conditions, our revenues, net income and overall financial condition were negatively affected during recent fiscal years and may continue to be adversely affected if the current economic conditions do not improve.

The cyclical downturns in the minerals market have resulted in a reduction in demand for our Mineral Services which has reduced our revenue.

The mining industry is highly cyclical and commodity prices can be extremely volatile.  Demand for the type of services provided by Mineral Services depends in significant part upon the level of exploration and development activities, particularly with respect to gold and copper. The price of gold and other minerals can be affected by numerous factors, including international economic trends, currency exchange fluctuations, expectations for inflation, speculative activities, consumption patterns, purchases and sales of gold bullion holdings by central banks and others, world production levels and political events. In addition to prevailing prices for commodities, exploration activity is influenced by the following factors:

•	global and domestic economic considerations;
•	the economic feasibility of minerals exploration and development;
•	the discovery rate of new reserves;
•	national and international political conditions;
•	decisions made by mining companies with regards to location and timing of their exploration budgets; and
•	the ability of mining companies to access or generate sufficient funds to finance capital expenditures for their activities.
•	political instability;
•	adverse weather conditions; and
•	mergers, consolidations and downsizing among our clients.

During FY2016, Mineral Services continued to experience a reduction in its revenue as it did during FY2015 and FY2014. This decrease was due, in part, to lower mining exploration budgets of our customers as well as less demand in the marketplace. A material decrease in the rate of mineral exploration and development reduces the revenue generated by Mineral Services and adversely affects our results of operations and cash flows.

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

The above items can change the estimates on a contract, including those arising from contract penalty provisions, and final contract settlements, and can result in revisions to costs and income. Revisions in estimates are recognized in the period in which they are determined. This could result in the reduction or reversal of previously recorded profits. Change orders often change the scope and cost of a contract. Change orders can also have the short-term effect of reducing the percentage of completion on a contract and the revenues and profits that otherwise would be recognized. We also factor in all other information that we possess with respect to the change order to determine whether the change order should be recognized at all and, if recognition is appropriate, what dollar amount of the change order should be recognized. Due to factors that we may not anticipate at the time of recognition, however, revenues ultimately received on these change orders could be less than revenues that we recognized in a prior reporting period or periods, which could require us in subsequent reporting periods to reduce or reverse revenues and profit previously recognized.  Our Inliner and Heavy Civil segments primarily use the percentage-of-completion method for their contracts.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us.

Generally accepted accounting principles in the United States (“U.S. GAAP”) are subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. A change in existing principles, standards or guidance can have a significant effect on our reported results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes.

We may experience cost overruns on our fixed-price contracts, which could reduce our profitability, and we may suffer additional losses.

A significant number of our contracts contain fixed prices and generally assign responsibility to us for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of materials, labor and other requirements. Estimates are revised based upon changing conditions and new developments that are continuous and characteristic of the construction process.  We may not be able to obtain compensation for additional work performed or expenses incurred as a result of changes or inaccuracies in these estimates and underlying assumptions.  We have experienced inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, weather delays, inefficiencies, cost of raw materials, or our suppliers’ or subcontractors’ inability to perform, which could result in substantial losses. As a result, cost and gross margin may vary from those originally estimated and, depending upon the size of the project, variations from estimated contract performance could significantly affect our operating results.

Our failure to meet the schedule or performance requirements of our contracts could harm our reputation, reduce our client base and harm our future operations.

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

The timing of new contract awards and the performance of those new contracts could result in fluctuations in our operating results and cash flows.

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

On certain projects we may enter into a joint venture agreement with others. Our ability to obtain a bond may also depend on the credit and performance risks of our joint venture partners.

In addition, events that generally affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, being available only at a significantly greater cost or not being available at all.  If we are unable to obtain performance bonds on future projects, our results of operations would be materially and adversely affected.  The amount of our surety bonds as of January 31, 2016, based on the expected amount of revenues remaining to be recognized on the projects, was $259.7 million.

We also occasionally utilize a letter of credit instead of a performance bond, primarily overseas.  Almost all of the letters of credit are issued under the asset-based credit facility.  Our ability to continue to obtain new letters of credit under the asset-based credit facility is limited to the lesser of (a) $75.0 million and (b) the amount of Excess Availability (as defined in the asset-based credit facility agreement) under the asset-based credit facility and is subject to limitations on the issuance of letters of credit if the expiry date of the proposed letter of credit extends beyond the five business days prior to the maturity date of the asset-based credit facility.  Our inability to obtain bonding or letters of credit on favorable terms and at reasonable prices or at all would increase operating costs and inhibit the ability to execute or pursue new projects, which could have a material adverse effect on our business, financial condition and results of operations.

We may not achieve the results expected from our restructuring plans, the timing could be delayed or the restructuring costs necessary to achieve the targeted expense reductions could be higher than expected, any of which could materially and adversely affect our results of operations.

During the year ended January 31, 2016, in response to continuing decline in the global minerals market, we implemented a plan to exit our operations in Africa and Australia. The plan to exit operations in Africa and Australia is expected to reduce compensation expenses and other operating expenses within these regions. We also periodically review our corporate and operational structures to improve efficiencies and reduce expenses. These reviews may, among other things, result in a reduction in workforce, cost containment measures and working capital management initiatives.

The timing and actual cost savings achieved from our current and any future plans may significantly vary from our announced expectations due to a variety of reasons, including, among other things, the potential need to replace eliminated positions and costs we may incur in connection with employee turnover.  Our restructuring plans may not reduce expenses or produce the cost savings we anticipate or in the time frame we expect.  In addition, some of the actions that we may elect to take may require lender approval under our asset-based credit facility, and we may not be able to obtain the consent of the lenders.

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

New business initiatives may have an adverse effect on our business.

As part of our business strategy, we have completed a comprehensive review of our processes to determine greater efficiencies, including an overall review of our general and administrative costs. As a result of these reviews, we are realigning some of our corporate functions, and review the administrative functions at the divisional level to reduce redundancy and minimize costs. If these initiatives are ineffective or insufficient, we may not yield the full financial results that we anticipate.

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

We have had in the past, currently have, and may in the future have deficiencies in the design and operation of our internal controls.   If any deficiency in our internal control, either by itself or in combination with other deficiencies, becomes a “material weakness”, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis, we may be unable to conclude that we have effective internal control over financial reporting.  In such event, investors could lose confidence in the reliability of our financial statements, which may significantly harm our business and cause our stock price to decline.  In addition, the failure to maintain effective internal controls could also result in unauthorized transactions.

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness.  As of January 31, 2016, we had total long-term indebtedness of approximately $159.0 million.  Our substantial indebtedness could have important consequences.  For example, it could:

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

In addition, the agreements governing our indebtedness and any future indebtedness we incur may contain restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests.  Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all of our debt.  Our growth plans and our ability to make payments of principal or interest on, or to refinance our indebtedness will depend on our future operational performance and our ability to enter into additional debt or equity financings.  If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt, to sell assets or to obtain additional financing, which we may be unable to do on favorable terms, if at all.

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

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance which is subject to economic, financial, competitive and other factors beyond our control.  Our business may not generate cash flow from operations in the future sufficient to service our debt because of factors beyond our control.  If we are unable to generate such cash flow, we may be required to adopt one or more alternatives such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive.  Our ability to refinance our indebtedness will depend on the capital markets and our financial conditions at such time.  We may not be able to engage in any of these activities or engage in these activities on desirable terms which could result in a default on our debt obligations.

We may not have sufficient borrowing capacity under our asset-based facility to meet our liquidity requirements, and a reduction in our borrowing base could result in a portion of our borrowings becoming immediately due.

We may need to borrow on our asset-based facility in the future for our liquidity needs.  If we are unable to borrow under our asset-based facility or otherwise obtain capital as needed to operate our business, our financial performance and position could materially suffer.

Our ability to borrow under our asset-based facility depends on, among other things, the amount of the borrowing base as defined in the asset-based facility and our available capacity under the asset-based facility.  Continued operating losses or negative cash flows from our operations may cause Layne to borrow under our asset-based facility and reduce the available capacity under the asset-based facility.   Our borrowing base is primarily comprised of a percentage of the net orderly liquidation value of eligible equipment and the value of certain customer and contract receivables.  Our borrowing base is reduced by any reserves that the co-collateral agents under our asset-based facility determine to be necessary in good faith and their reasonable business judgment.  As of January 31, 2016, our borrowing base under the asset-based facility was $100.0 million, with $33.9 million of letters of credit and no borrowings outstanding, resulting in Excess Availability of $66.1 million. The amount of our borrowing base could be materially and adversely affected by decreases in the value of our eligible equipment and/or receivables, a portion of our equipment and/or receivables being deemed ineligible under the terms of our asset-based facility or the co-collateral agents imposing additional reserve requirements.

In addition, if our borrowing base is reduced below the amount of letters of credit and borrowings outstanding under our asset-based facility, then the excess indebtedness would, absent a waiver or amendment, become immediately due and payable and any outstanding letters of credit could require replacement or cash collateralization.  We may not have the resources to make any required repayment or cash collateralization, and such repayment obligation or cash collateralization could have a material adverse impact on our liquidity and financial condition.

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

•	a portion of cash flow must be dedicated to the payment of interest on the indebtedness and other obligations and will not be available for use in our business;
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

For example, our asset-based facility requires us to maintain a cumulative minimum cash flow as defined in that agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until the last to occur of the following:

•	Excess Availability is greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days, and
•	For two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

We currently anticipate being subject to the cumulative and twelve consecutive month minimum cash flow covenants for at least the next twelve months.  In addition, under our asset-based facility, if Excess Availability is less than the greater of $17.5 million or 17.5% of total availability, in each case for more than one business day, then a “Covenant Compliance Period” will exist until we have Excess Availability for a period of 30 consecutive days equal to or greater than the greater of (a) 17.5 % of the total availability and (b) $17.5 million.  During each Covenant Compliance Period, we must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarter period ended immediately prior to commencement of a Covenant Compliance Period and for every four fiscal quarter period ending during a Covenant Compliance Period.  If we had been in a Covenant Compliance Period during FY2016, we would not have been in compliance with either the minimum fixed charge coverage ratio or the first lien leverage ratio.

Furthermore, during a covenant Compliance Period or if an Event of Default has occurred and is continuing all of our funds received on a daily basis will be applied to reduce amounts owing under the asset-based credit facility.  Although we do not anticipate being in a Covenant Compliance Period during the next twelve months, a Covenant Compliance Period could occur if the borrowing base is decreased for any of the reasons discussed above or if we are required to borrow more funds than is currently anticipated at a time when we do not meet the minimum fixed charge coverage ratio and the first lien leverage ratio.

We cannot assure that waivers will be granted or amendments made to any of the agreements governing our indebtedness if for any reason we are unable to comply with the obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so.  See Note 6 to the Consolidated Financial Statements for a more detailed description of our indebtedness.

If we do not attract and retain qualified managers and executives, our business could be materially and adversely affected.

We are very dependent on the skills and motivation of our employees, managers and executives to define and implement our corporate strategies and operational plans. We maintain and rely on a small executive team to manage our business. We may not be successful in retaining or attracting qualified replacements should any personnel leave.  The loss of members of our executive team and inability to retain and attract suitable replacements could materially and adversely affect our business.

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

We operate a portion of our business in countries outside the U.S. The majority of our costs in those locations are transacted in local currencies. Although we generally contract with our customers in U.S. dollars, some of our contracts are in other currencies. We do not currently engage in foreign currency hedging transactions. As exchange rates among the U.S. dollar and other currencies fluctuate, the translation effect of these fluctuations may have a material adverse effect on our results of operations or financial condition as reported in U.S. dollars. Exchange rate policies have not always allowed for the free conversion of currencies at the market rate. Future fluctuations in the value of the U.S. dollar could have an adverse effect on our results. In addition, some of the countries in which we operate have foreign currency restrictions that may prohibit or limit our ability to convert local currencies into U.S. dollars and/or transfer U.S. dollars from such countries to the U.S., which restrictions could affect our liquidity or our ability to use such funds in other countries.

We conduct business in many international markets with complex and evolving tax rules, including value-added tax rules, which subject us to international tax compliance risks.

While we obtain advice from legal and tax advisors as necessary to help assure compliance with tax and regulatory matters, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of intercompany services, cross-border payments between affiliated companies and the related effects on income tax, value-added tax (“VAT”), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews, and from time to time undergo comprehensive tax reviews and may be required to make additional tax payments should the review result in different interpretations, allocations or valuations of our products or services. Certain countries may, from time to time, make changes to their existing tax structure which might affect our operations. These countries may, with little or no notice, implement additional taxes in the form of severance taxes, windfall profits taxes, production taxes and tariffs, which could negatively impact our results in our segments that perform services in those countries. We earn a portion of our operating income from outside of the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in additional tax expense. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted, it could have a material impact on our tax expense and cash flows.

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

Any accidents or system failures in excess of insurance limits at locations that we engineer or construct or where our products are installed or where we perform services could result in significant professional liability, product liability, warranty and other claims against us. Further, the construction projects we perform expose us to additional risks, including cost overruns, equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In addition, once our construction is complete, we may face claims with respect to the work performed.   If we incur these claims, we could incur substantial losses of revenue or additional costs.

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

As part of the sale of our Geoconstruction business segment, we have agreed to indemnify the purchaser for certain preclosing liabilities associated with the Geoconstruction business segment and for any breach of the representations and warranties contained in the asset purchase agreement for the transaction. There can be no guarantee that material claims will not arise during the relevant indemnification period and that we will not have to provide the requisite indemnification. In addition, legal challenges to any potential claim for indemnification could result in increased legal expenses. Also, as is typical in divestiture transactions, some third parties were unwilling to release us from guarantees or other credit support provided prior to the sale of the Geoconstruction business segment. As a result, after a divestiture, we remain secondarily liable for some of the obligations guaranteed or supported to the extent that the buyer of the Geoconstruction business segment fails to perform these obligations.

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

As of January 31, 2016, approximately 5% of our workforce was unionized and 4 of our 21 active collective bargaining agreements are scheduled to expire within the next 12 months. To the extent that disputes relating to existing or future collective bargaining agreements arise, a work stoppage could occur. If protracted, a work stoppage could substantially reduce or suspend our operations and reduce our revenue.

If we are not able to demonstrate our technical competence, competitive pricing and reliable performance to potential customers we will lose business to competitors, which would reduce our profit.

We face significant competition and a large part of our business is dependent upon obtaining work through a competitive bidding process. In Water Resources, Inliner and Heavy Civil, we compete with many smaller firms on a local or regional level, many of whom may have a lower corporate overhead cost than us. There are few proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to our company. Competition also places downward pressure on our contract prices and profit margins. Competition in all of our markets, has intensified in the last couple of years due to the continuing difficult economic conditions and such heightened competition is expected to continue for the foreseeable future. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profit. Additional competition could reduce our profit.

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

The SEC rules require disclosure of the use of tin, tantalum, tungsten and gold, known as conflict minerals, in products manufactured by public companies. The SEC rules require that public companies conduct due diligence to determine whether such minerals originated from the Democratic Republic of Congo (DRC) or an adjoining country. We have incurred additional costs associated with complying with these disclosure requirements, including costs to determine the origin of conflict minerals used in our products. In addition, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products. Also, we may face reputational challenges if the due diligence procedures we implement do not enable us to verify the origins for all conflict minerals. We may also encounter challenges to satisfy customers that may require all of the components of products purchased to be certified as DRC conflict-free because our supply chain is complex. If we are not able to meet customer requirements, customers may choose to disqualify us as a supplier.

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

Although we maintain insurance protection that we consider economically prudent for major losses, we have high deductible amounts for each claim under our health insurance, workers’ compensation insurance and liability insurance. Our current individual claim deductible amount is $200,000 for health insurance, $1,500,000 for general liability insurance, $1,000,000 for auto liability insurance and $1,000,000 for workers’ compensation insurance. We cannot assure that we will have adequate funds to cover our deductible obligations or that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. In addition, we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A claim or damage resulting from a hazard for which we are not fully insured could increase our operating costs and reduce our profit.

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

Under GAAP, long-lived assets are required to be reviewed for impairment whenever adverse events or changes in circumstances indicate a possible impairment. If business conditions or other factors cause profitability and cash flows to decline, we may be required to record non-cash impairment charges. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of our reporting units exceeds their current fair value as determined based on the discounted future cash flows of the related business and other market-related valuation models, the goodwill is considered impaired and is reduced to fair value by a non-cash charge to earnings. Events and conditions that could result in impairment in the value of our long-lived assets, equity method investments and goodwill include changes in the industries in which we operate, particularly the impact of a downturn in the global economy, as well as competition and advances in technology, adverse changes in the regulatory environment, changes in corporate strategy and business plans or other factors leading to reduction in expected long-term sales or profitability. We evaluate our long-lived assets, equity method investments and goodwill for impairment at least annually or when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. See Note 4 to the Consolidated Financial Statements for a discussion of impairment charges recorded.

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

We have not recognized a deferred tax liability on a portion of the undistributed earnings of foreign subsidiaries and certain foreign affiliates as allowed under the indefinite reversal criterion of ASC 740. We consider these amounts to be indefinitely invested based on specific plans for reinvestment of these earnings. However, if liquidity deterioration were to require Layne to change its plans and repatriate all or a portion of these undistributed earnings, income tax expense and deferred income tax liabilities could be significantly increased.

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

On October 27, 2014, we entered into a settlement with the SEC to resolve allegations concerning the legality of certain payments by us to agents and other third parties interacting with government officials in certain countries in Africa.  Under the terms of the settlement, without admitting or denying the SEC’s allegations, we agreed, among other things, to undertake certain compliance, reporting and cooperation obligations to the SEC that continue until October 27, 2016.

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

The prospective impact of potential climate change on our operations and those of our customers remains uncertain. Some scientists have hypothesized that the impacts of climate change could include changes in rainfall patterns, water shortages, snowpack levels, changing sea levels, changing storm patterns and intensities, and changing temperature levels and that these changes could be severe. These impacts could vary by geographic location. At the present time, we cannot predict the prospective impact of potential climate change on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.

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

The conditional conversion feature of our 4.25% Convertible Notes, if triggered, may adversely affect our financial condition.

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

Pursuant to the terms of our 4.25% Convertible Notes, at our election, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock.  We refer to these settlement methods as cash settlement, physical settlement and combination settlement, respectively.  In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20.  ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt.  During the first quarter of FY2015, the liability component of the convertible debt instrument was valued at the fair value of a similar debt instrument that did not have an associated equity component and was reflected as a liability on the balance sheet.  The equity component of the convertible debt instrument was included in the additional paid-in capital section of stockholders’ equity on the balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component.  This original issue discount is being amortized to non-cash interest expense over the term of the convertible debt instrument.  Accordingly, we record a greater amount of non-cash interest expense in current periods as a result of this amortization.  We report lower net income in our financial results because ASC 470-20 requires the interest expense associated with our 4.25% Convertible Notes to include both the current period’s amortization of the debt discount and our 4.25% Convertible Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our 4.25% Convertible Notes.

If we elect to settle conversions using physical settlement, then we must include the full number of shares underlying our 4.25% Convertible Notes in the calculation of our diluted earnings per share, regardless of whether the contingent conversion feature of our 4.25% Convertible Notes is triggered.  In addition, under certain circumstances, convertible debt instruments whose conversion may be settled entirely or partly in cash (such as our 4.25% Convertible Notes) are currently accounted for using the treasury stock method.  Under this method, the shares issuable upon conversion of convertible notes are not included in the calculation of diluted earnings per share unless the conversion value of the convertible notes exceeds their principal amount at the end of the relevant reporting period.  If the conversion value exceeds their principal amount, then, for diluted earnings per share purposes, convertible notes are accounted for as if the number of shares of common stock that would be necessary to settle the excess, if we elected to settle the excess in shares, are issued.  Accordingly, the treasury stock method could result in more favorable reported diluted earnings per share.  If we do not satisfy the criteria required to utilize the treasury stock method, we will be required to determine diluted earnings per share utilizing the “if converted” method, the effect of which is that the shares issuable upon conversion of the notes are included in the calculation of diluted earnings per share assuming the conversion of the notes at the beginning of the reporting period if the impact is dilutive. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. Additionally, we cannot be sure that we will satisfy the relevant criteria to utilize the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares, if any, issuable upon conversion of our convertible notes, then our diluted earnings per share could be adversely affected.

Conversion of our 8.0% Convertible Notes could dilute the ownership interests of our shareholders.

Our 8.0% Convertible Notes are convertible, at the option of the holders, into consideration consisting of shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding the maturity date. To the extent we issue common stock upon conversion of our 8.0% Convertible Notes, that conversion would dilute the ownership interests of our shareholders.

We may not have the ability to raise the funds necessary to repurchase the 8.0% Convertible Notes upon a fundamental change, asset sale or casualty or condemnation event, and our debt instruments may prohibit some of these payments.

As discussed in Note 6 to the Consolidated Financial Statements, if a “fundamental change” (as defined in the indenture governing our 8.0% Convertible Notes) occurs, holders of the 8.0% Convertible Notes may require us to repurchase all or a portion of such notes in cash. Any such cash payment could be significant, and we may not have enough available cash or be able to obtain financing so that we can make payments on the 8.0% Convertible Notes when due.

In addition, except in very limited circumstances involving a refinancing of the 8.0% Convertible Notes in a manner permitted by our asset-based facility, our asset-based facility prohibits us from making or offering to make certain voluntary repurchases of the  8.0% Convertible Notes unless certain “payment conditions” are satisfied. This provision may prohibit us from repurchasing 8.0% Convertible Notes at the holders’ election following a fundamental change or certain asset sales and casualty and condemnation events.

If we fail to repurchase the 8.0% Convertible Notes when required, we will be in default under the indenture for the 8.0% Convertible Notes. In addition, such a failure could also be a default under our asset-based facility, which may allow the lenders under that agreement to cause all outstanding amounts under the facility to become immediately due and payable.

Certain provisions in the indentures governing our convertible notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions in the indentures governing our convertible notes could make it more difficult or more expensive for a third party to acquire us.  For example, if a takeover would constitute a fundamental change (as defined in the indentures governing our convertible notes), holders of our convertible notes will have the right to require us to repurchase their convertible notes in cash.  In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their convertible notes in connection with such takeover.  In either case, and in other cases, our obligations under our convertible notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us.

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

In addition to outstanding shares eligible for future sale, as of January 31, 2016, 2.2 million shares of our common stock were issuable, subject to vesting requirement, under currently outstanding stock options and restricted stock units granted to officers, directors and employees and an additional 0.8 million shares are available to be granted under our stock option and employee incentive plans.

We are restricted from paying dividends.

We have not paid any cash dividends on our common stock since our initial public offering in 1992, and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our current credit arrangements restrict our ability to pay cash dividends.

Our share price has been volatile and could decline, resulting in a substantial or complete loss of your investment. Because the trading of our common stock is characterized by low trading volume, it could be difficult for you to sell the shares of our common stock that you hold.

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

Our corporate headquarters are located in The Woodlands, Texas (a suburb of Houston, Texas), in an office space leased by Layne pursuant to a written lease agreement which expires in 2025 and has two, five-year extensions.  We have subleased a certain portion of our corporate facilities under sublease agreement that expires in 2025.

As of January 31, 2016, we (excluding foreign affiliates) owned or leased approximately 455 drill and well service rigs throughout the world, approximately of which 317 were located in the U.S. The total rig number includes rigs used primarily in each of our service lines as well as multi-purpose rigs. In addition, as of January 31, 2016, our foreign affiliates owned or leased approximately 196 drill rigs.

Item 3.	Legal Proceedings

We are, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of our business.  The discussion in Note 13 to the Consolidated Financial Statements included elsewhere in this Form 10-K is incorporated herein by reference.  Currently, there are no other legal or regulatory proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon our consolidated financial statements. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or proceeding.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol LAYN. The following table sets forth the range of high and low sales prices of our stock by quarter for the fiscal years ended January 31, 2016 and 2015, as reported by the NASDAQ Global Select Market.

Fiscal Year 2016	High	Low
First Quarter	$8.68	$4.35
Second Quarter	10.51	6.31
Third Quarter	8.80	5.56
Fourth Quarter	7.21	3.75

Fiscal Year 2015	High	Low
First Quarter	$18.92	$15.81
Second Quarter	17.47	10.45
Third Quarter	11.99	5.90
Fourth Quarter	10.39	6.73

At April 7, 2016, there were 168 owners of record of our common stock.

We have not paid any cash dividends on our common stock. Moreover, our Board of Directors does not anticipate paying any cash dividends in the foreseeable future. Future dividend policy will depend on a number of factors including our future earnings, capital requirements, financial condition and prospects and such other factors as the Board of Directors may deem relevant, as well as restrictions under our indebtedness agreements. Our indebtedness agreements currently contain restrictions on our ability to pay cash dividends.

The following graph provides a comparison of our five-year, cumulative total shareholder return (1) from January 31, 2011 through January 31, 2016 to the return of S&P 500, the Russell 3000, and a custom peer group selected by Layne.  The peer group includes Aegion Corp, Nuverra Environmental Solutions Inc., Matrix Service Company, Primoris Services Corp., Tutor-Perini Corp., Boart Longyear Limited, Major Drilling Group International Inc., Foraco International SA and Forage Orbit Garant Inc.  Going forward, we will be using the Russell 3000 index for our market comparison because we believe it provides a broader-based index representing the market as a whole, whereas the NASDAQ Composite index is heavily weighted with technology companies. The comparisons shown in the graph are based on historical data.  The stock price performance shown in the graph is not necessarily indicative of, nor is it intended to forecast, the potential future performance of Layne’s common stock.  Information used in the graph was obtained from Research Data Group, a source believed to be reliable, but we are not responsible for any errors or omission in such information.

The following performance graph and related text are being furnished to and not filed with the SEC, and will not be deemed to be “soliciting material” or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate such information by reference into such filing.

Item 6.	Selected Financial Data

The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2016, has been derived from our audited consolidated financial statements. All periods presented below reflect the effects of operations discontinued during each of the years in the table below.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the consolidated financial statements and notes thereto under Item 8 included elsewhere in this Form 10-K.

As of and Years Ended January 31,	2016(1)	2015(3)	2014(4)	2013(5)	2012
Income Statement Data (in thousands, except per share data):
Revenues	$683,010	$720,568	$772,102	$935,879	$1,017,625
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(570,078)	(610,844)	(645,078)	(774,326)	(814,285)
Selling, general and administrative expenses (exclusive of depreciation, amortization and impairment charges shown below)	(108,159)	(117,085)	(126,315)	(143,050)	(146,882)
Depreciation and amortization	(32,685)	(41,978)	(48,792)	(49,475)	(45,421)
Impairment charges(6)	(4,598)	—	—	(8,431)	(96,579)
Equity in (losses) earnings of affiliates	(612)	(2,002)	(2,974)	16,700	21,302
Restructuring costs	(9,954)	(2,698)	—	—	—
Gain on extinguishment of debt(2)	4,236	—	—	—	—
Interest expense	(18,011)	(13,707)	(7,132)	(3,301)	(2,357)
Other income, net	2,354	1,352	6,696	5,389	9,131
Loss from continuing operations before income taxes	(54,497)	(66,394)	(51,493)	(20,615)	(57,466)
Income tax benefit (expense)(7)	1,635	3,945	(56,884)	10,024	(6,639)
Net loss from continuing operations	(52,862)	(62,449)	(108,377)	(10,591)	(64,105)
Net income (loss) from discontinued operations	8,057	(46,878)	(19,674)	(25,432)	10,923
Net loss	(44,805)	(109,327)	(128,051)	(36,023)	(53,182)
Net (loss) income attributable to noncontrolling interest	28	(824)	(588)	(628)	(2,893)
Net loss attributable to Layne Christensen Company	$(44,777)	$(110,151)	$(128,639)	$(36,651)	$(56,075)
Earnings per share information attributable to
Layne Christensen Company shareholders:
Basic loss per share-continuing operations	$(2.68)	$(3.22)	$(5.56)	$(0.58)	$(3.44)
Basic income (loss) per share-discontinued operations	0.41	(2.39)	(1.00)	(1.30)	0.56
Basic loss per share	$(2.27)	$(5.61)	$(6.56)	$(1.88)	$(2.88)
Diluted loss per share-continuing operations	$(2.68)	$(3.22)	$(5.56)	$(0.58)	$(3.44)
Diluted income (loss) per share - discontinued operations	0.41	(2.39)	(1.00)	(1.30)	0.56
Diluted loss per share	$(2.27)	$(5.61)	$(6.56)	$(1.88)	$(2.88)
Balance Sheet Data (in thousands):
Working capital, including current maturities of debt	$131,280	$104,832	$121,330	$125,079	$136,404
Total assets(8)	488,657	541,942	642,499	812,226	805,836
Total long-term debt, excluding current maturities(8)	158,986	128,566	102,999	95,142	52,716
Total Layne Christensen Company shareholders' equity	128,658	181,215	289,464	412,737	448,665

(1)

During the second quarter of FY2016, we entered into a definitive agreement to sell the assets of our Geoconstruction business, and accounted for it as a discontinued operation. We completed the sale on August 17, 2015.

(2)

During the first quarter of FY2016, we recognized a gain on extinguishment of debt of $4.2 million in connection with the partial redemption of the 4.25% Convertible Notes in exchange for 8.0% Convertible Notes.

(3)

During the second quarter of FY2015, we authorized the sale of our Costa Fortuna operation and sold it on July 31, 2014.  We purchased 50% of Costa Fortuna on July 15, 2010 and accounted for it using the equity method of investment until May 30, 2012 when we acquired the remaining 50%.  In accordance with accounting guidance, we did not account for Costa Fortuna as discontinued operations for the fiscal year ended January 31, 2012, when it was accounted for as an equity method investment.  For the fiscal year ended January 31, 2013, we accounted for Costa Fortuna as discontinued operations for the period in which we held 100% of the business of Costa Fortuna.  In the third quarter of FY2015, we sold our Tecniwell business and accounted for it as a discontinued operation.  This business was sold on October 31, 2014.  Both Costa Fortuna and Tecniwell, previously reported in the Geoconstruction operating segment, were accounted for as discontinued operations in FY2015.

(4)	During the first quarter of FY2014, we authorized the sale of our SolmeteX operation and accounted for it as a discontinued operation. The operation was sold on July 31, 2013.
(5)	During FY2013, we accounted for the former Energy segment, which was sold in October 2013, as a discontinued operation.
(6)

See Note 4 to the Consolidated Financial Statements for a discussion of impairment charges recorded during FY2016.  During FY2012, we performed our annual goodwill impairment and determined $86.2 million of our then existing goodwill was impaired.  Also during FY2013, we determined $8.4 million of our intangible assets were impaired.

(7)

A $73.4 million valuation allowance on deferred tax assets was recorded during FY2014.  Of the $73.4 million valuation allowance, $54.4 million related to deferred tax assets established in a prior year, and $19.0 million related to deferred tax assets established in FY2015.  See Note 8 to the Consolidated Financial Statements.

(8)

All periods presented have been changed to reflect our adoption of Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (as supplemented by ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”) at January 31, 2016, which required retrospective application.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto under Item 8.

Cautionary Language Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: prevailing prices for various commodities (including gold, copper, crude oil and natural gas), the duration of the current slowdown in the mineral drilling services market, unanticipated slowdowns in Layne’s major markets, the availability of credit, the risks and uncertainties normally incident to the construction industry, the timing for the completion of the existing unprofitable contracts in Heavy Civil, the impact of competition, the effectiveness of operational changes expected to increase efficiency and productivity and reduce costs, worldwide economic and political conditions and foreign currency fluctuations that may affect worldwide results of operations. Many of the factors that will determine these items are beyond Layne’s ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and Layne assumes no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Layne, our operations and our present business environment. MD&A is provided as a supplement to and should be read in connection with the consolidated financial statements and the accompanying notes thereto contained in Item 8 of this report. MD&A includes the following sections:

•	Business—a general description of our business and key fiscal year 2016 events.
•	Consolidated Review of Operations—an analysis of our consolidated results of operations for the three years presented in the consolidated financial statements.

•

Operating Segment Review of Operations—an analysis of our results of operations for the three years presented in the consolidated financial statements for our reporting segments: Water Resources, Inliner, Heavy Civil and Mineral Services.

•	Liquidity and Capital Resources—an analysis of cash flows, aggregate financial commitments and certain financial condition ratios.
•	Critical Accounting Policies and Estimates—a discussion of our critical accounting policies and estimates that involve a higher degree of judgment or complexity.

Business

Layne is a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. We manage and report our operations through four segments:  Water Resources, Inliner, Heavy Civil and Mineral Services.

Key Fiscal Year 2016 Events

On March 2, 2015, we completed the offering of approximately $100.0 million aggregate principal amount of our 8.0% Convertible Notes.  The 8.0% Convertible Notes were offered at par to certain investors that held approximately $55.5 million of our 4.25% Convertible Notes pursuant to terms in which the investors agreed to (i) exchange the 4.25% Convertible Notes owned by them for approximately $49.9 million of the 8.0% Convertible Notes and (ii) purchase approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes at a cash price equal to the principal amount thereof.  We received net cash proceeds from the issuance of 8.0% Convertible Notes, net of expenses related to the offering of approximately $45.0 million. We used a portion of the net cash proceeds to repay amounts outstanding under our asset-based credit facility, with the remainder of the net cash proceeds held for general working capital purposes. See Part II, Item 7—Liquidity and Capital Resources for additional information.

Mineral Services continues to be impacted by the global slowdown in spending for mineral drilling services, both in the markets served by our wholly-owned operations and our Latin American affiliates. Global spending for minerals drilling services has decreased significantly over the past three years in every geographic region. This has reduced the revenues generated by Mineral Services and has adversely affected our results of operations and cash flows. During FY2016, in response to continuing decline in the global minerals market, we implemented a plan to exit our operations in Africa and Australia. The restructuring, which is expected to be completed in the first quarter of FY2017, was designed to optimize our cost structure, and involved a reduction in workforce and the disposition of assets.

On May 20, 2015, we signed a definitive agreement to sell our Geoconstruction business. The transaction closed on August 17, 2015 for total consideration of $42.3 million, including the preliminary estimate of the business segment’s working capital which was subject to a post-closing reconciliation. After post-closing adjustments, the total purchase price increased to $47.7 million, to adjust for our estimated share in the profits of one of the contracts being assumed by the buyer and final working capital adjustments. We expect to use the net proceeds from the sale for general corporate purposes and growth opportunities in our core businesses. The disposition is discussed in Note 14 to the Consolidated Financial Statements.

Concurrent with the closing of the sale of the Geoconstruction business segment on August 17, 2015, our existing asset-based facility was amended to, among other things: (1) reduce the maximum amount that may be borrowed under the asset-based facility from $120.0 million to $100.0 million; (2) eliminate the $15.0 million Availability Block (as defined in the asset-based facility agreement); (3) reduce Minimum Excess Availability from $25.0 million to $17.5 million; (4) revise the borrowing base calculation; and (5) increase the annual commitment fee on unused commitments from 0.50% to 0.75%.

During the third quarter of FY2016, we realigned our operating structure by combining the Energy Services segment with the Water Resources segment. This segment realignment is expected to increase efficiencies both in terms of asset management and operations.

We appointed J. Michael Anderson as Senior Vice President and Chief Financial Officer effective July 20, 2015. Mr. Anderson brings more than 25 years of experience in senior management roles at publicly-traded companies in the water and energy industries, and in commercial and investment banking.

Effective November 9, 2015, we appointed Jami M. Phillips as the principal accounting officer. Ms. Phillips has worked for us in various finance positions since 2013, and has served as our Controller since October 9, 2014. Prior to working for us, Ms. Phillips worked for CBIZ, Inc., a financial services company from 2010 to 2013.

Consolidated Review of Operations

The following table, which is derived from our consolidated financial statements included in Item 8, presents, for the periods indicated, the percentage relationship which certain items reflected in our results of operations bear to revenues and the percentage increase or decrease in the dollar amount of such items period-to-period.

				Period-to-Period
	Fiscal Years Ended January 31,			Change
				2016	2015
	2016	2015	2014	vs. 2015	vs. 2014
Revenues:
Water Resources	33.3%	30.0%	23.6%	5.1%	18.8%
Inliner	28.4	24.3	19.2	10.7	17.9
Heavy Civil	25.7	28.7	34.6	(15.1)	(22.5)
Mineral Services	12.6	16.7	22.4	(28.5)	(30.5)
Other	2.6	2.7	2.6	(7.8)	(3.8)
Intersegment Eliminations	(2.6)	(2.4)	(2.4)	1.7	(6.8)
Total net revenues	100.0%	100.0%	100.0%	(5.2)	(6.7)
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(83.5)%	(84.8)%	(83.5)%	(6.7)	(5.3)
Selling, general and administrative expenses (exclusive of depreciation, amortization and impairment charges shown below)	(15.8)	(16.2)	(16.4)	(7.6)	(7.3)
Depreciation and amortization	(4.8)	(5.8)	(6.3)	(22.1)	(14.0)
Impairment charges	(0.7)	—	—	*	*
Equity in losses of affiliates	(0.1)	(0.3)	(0.4)	69.4	(32.7)
Restructuring costs	(1.5)	(0.4)	—	*	*
Gain on extinguishment of debt	0.6	—	—	*	*
Interest expense	(2.6)	(1.9)	(0.9)	31.4	92.2
Other income, net	0.4	0.2	0.9	74.1	(79.8)
Loss from continuing operations	(8.0)	(9.2)	(6.6)	(17.9)	28.9
Income tax benefit (expense)	0.3	0.5	(7.4)	(58.6)	*
Net loss from continuing operations	(7.7)	(8.7)	(14.0)	(15.4)	(42.4)
Net income (loss) from discontinued operations	1.1	(6.5)	(2.6)	*	*
Net loss	(6.6)	(15.2)	(16.6)	(59.0)	(14.6)
Net income attributable to noncontrolling interests	—	(0.1)	(0.1)	*	40.1
Net loss attributable to Layne Christensen Company	(6.6)%	(15.3)%	(16.7)%	(59.3)	(14.4)

*	not meaningful

Revenues, equity in earnings (losses) of affiliates and income (loss) before income taxes pertaining to our operating segments are presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, treasury, legal, tax compliance, information technology, executive management and Board of Directors.

	Fiscal Years Ended January 31,
(in thousands)	2016	2015	2014
Revenues
Water Resources	$227,534	$216,452	$182,211
Inliner	193,704	175,001	148,384
Heavy Civil	175,773	207,036	267,192
Mineral Services	85,922	120,217	172,960
Other	17,682	19,178	19,935
Intersegment Eliminations	(17,605)	(17,316)	(18,580)
Total revenues	$683,010	$720,568	$772,102
Equity in losses of affiliates
Mineral Services	$(612)	$(2,002)	$(2,974)
Income (loss) from continuing operations before income taxes
Water Resources	$5,372	$10,695	$(2,196)
Inliner	24,461	22,870	17,650
Heavy Civil	(4,633)	(21,502)	(7,781)
Mineral Services	(28,043)	(14,909)	(9,534)
Other	(132)	(55)	193
Unallocated corporate expenses	(37,747)	(49,786)	(42,693)
Gain on extinguishment of debt	4,236	—	—
Interest expense	(18,011)	(13,707)	(7,132)
Total loss from continuing operations before income taxes	$(54,497)	$(66,394)	$(51,493)

Comparison of Fiscal Year 2016 (FY 2016) to Fiscal Year 2015 (FY 2015)

Revenues decreased $37.6 million, or 5.2%, to $683.0 million, for the fiscal year ended January 31, 2016, compared to $720.6 million for the fiscal year ended January 31, 2015. The decrease in revenues was primarily due to lower revenues at Mineral Services and Heavy Civil, partially offset by increases in revenues at Water Resources and Inliner.

Cost of revenues (exclusive of depreciation, amortization and impairment charges) decreased $40.8 million, to $570.1 million (83.5% of revenues) for the fiscal year ended January 31, 2016, compared to $610.8 million (84.8% of revenues) for the fiscal year ended January 31, 2015. Cost of revenues for the fiscal year ended January 31, 2016 included a $7.9 million (1.2% of revenues) write-down of inventory as part of our restructuring activities in Africa and Australia. Cost of revenues as a percentage of revenues for the fiscal year ended January 31, 2016 decreased from the prior year, primarily due to improved margins in Heavy Civil and Water Resources.

Selling, general and administrative expenses decreased $8.9 million, or 7.6%, to $108.2 million for the fiscal year ended January 31, 2016, compared to $117.1 million for the fiscal year ended January 31, 2015. The decreases were primarily due to overall effort to reduce overhead costs, including reductions in consulting expenses, compensation expenses due to the FY2015 Restructuring Plan, relocation costs, and office rent.

Depreciation and amortization decreased $9.3 million, or 22.1%, to $32.7 million, for the fiscal year ended January 31, 2016, compared to $42.0 million for the fiscal year ended January 31, 2015. The decrease was primarily due to reductions in capital expenditures over the past several years, disposal of underutilized assets, and impairment of certain fixed assets during the current fiscal year.

An asset impairment charge of $4.6 million was recorded during the fiscal year ended January 31, 2016 for the Energy Services segment, which was previously reported as a separate segment prior to being combined with Water Resources segment beginning in the third quarter of FY2016. The impairment charge was recorded to reflect reductions in the estimated fair value of certain long-lived assets.

Restructuring costs of $10.0 million were recorded for the fiscal year ended January 31, 2016, compared to $2.7 million for the fiscal year ended January 31, 2015. For the fiscal year ended January 31, 2016, restructuring costs related to a $3.9 million asset write-down, combined with $6.1 million of severance and other costs, as part of the restructuring activities in Africa and Australia.

Restructuring costs for the fiscal year ended January 31, 2015 primarily consisted of severance and other related costs associated with the FY2015 Restructuring Plan.

Equity in losses of affiliates decreased $1.4 million, or 69.4%, to $0.6 million for the fiscal year ended January 31, 2016, compared to $2.0 million for the fiscal year ended January 31, 2015.

A gain on extinguishment of debt of $4.2 million was recognized during the fiscal year ended January 31, 2016 in connection with the partial redemption of the 4.25% Convertible Notes in exchange for 8.0% Convertible Notes, as discussed in Note 6 to the Consolidated Financial Statements.

Interest expense increased $4.3 million, or 31.4%, to $18.0 million for the fiscal year ended January 31, 2016, compared to $13.7 million for the fiscal year ended January 31, 2015. The increase in interest expense was mainly due to a higher debt balance and higher average interest rate with the issuance of the 8.0% Convertible Notes during the first quarter of FY2016.

Income tax benefit from continuing operations of $1.6 million was recorded for the fiscal year ended January 31, 2016, compared to $3.9 million for the fiscal year ended January 31, 2015. The FY2016 tax benefit included $3.6 million of benefit recorded as an offset to an equal amount of tax expense in discontinued operations less $2.0 million of tax expense relating to other items in continuing operations.   The FY2015 tax benefit was primarily due to the carryback of prior year tax losses upon which no tax benefit had previously been recorded. A cash refund of $3.9 million was received in early FY2016.

The result of operations for the fiscal year ended January 31, 2016 included net income from discontinued operations of $8.1 million, primarily related to the gain on the sale of our Geoconstruction business. A net loss from discontinued operations of $46.9 million was recorded for the fiscal year ended January 31, 2015, primarily related to operating losses of the Geoconstruction business segment and the loss on the sale of Costa Fortuna and Tecniwell businesses, both included in the Geoconstruction business segment.

Operating Segment Review of Operations

Water Resources

	Fiscal Years Ended January 31,
(in thousands)	2016	2015
Revenues	$227,534	$216,452

Income from continuing operations before income taxes	5,372	10,695
Income from continuing operations before income taxes as a percentage of revenues	2.4%	4.9%
Depreciation and amortization, included above	(13,471)	(12,530)
Impairment charges, included above	(4,598)	—
Restructuring costs, included above	—	(524)

Revenues for Water Resources increased $11.1 million, or 5.1%, to $227.5 million, for the fiscal year ended January 31, 2016, compared to $216.5 million for the fiscal year ended January 31, 2015.  The revenue growth in Water Resources was driven mainly by drilling projects in the western portion of the U.S. related to lingering drought conditions. The revenue growth in the western region was partially offset by declines in water management services for the energy market as a result of the decline in oil and natural gas prices.

Income from continuing operations before income taxes decreased $5.3 million, or 49.8%, to $5.4 million for the fiscal year ended January 31, 2016, compared to $10.7 million for the fiscal year ended January 31, 2015.  An asset impairment charge of $4.6 million was recorded during the second quarter of FY2016 to reflect reductions in the estimated fair value of the long-lived assets serving the energy industry.

Inliner

	Fiscal Years Ended January 31,
(in thousands)	2016	2015
Revenues	$193,704	$175,001

Income from continuing operations before income taxes	24,461	22,870
Income from continuing operations before income taxes as a percentage of revenues	12.6%	13.1%
Depreciation and amortization, included above	(2,489)	(2,767)
Restructuring costs, included above	(14)	—

Revenues for Inliner increased $18.7 million, or 10.7%, to $193.7 million, for the fiscal year ended January 31, 2016, compared to $175.0 million for the fiscal year ended January 31, 2015. Revenues increased primarily due to the growth in the number of crews and associated equipment, which increased from 34 in the prior year to 38 at the end of the current fiscal year.

Income from continuing operations before income taxes increased $1.6 million, or 7.0%, to $24.5 million, for the fiscal year ended January 31, 2016, compared to $22.9 million for the fiscal year ended January 31, 2015. The increase in income from continuing operations before income taxes was attributed to the growth in revenues.

Heavy Civil

	Fiscal Years Ended January 31,
(in thousands)	2016	2015
Revenues	$175,773	$207,036

Loss from continuing operations before income taxes	(4,633)	(21,502)
Loss from continuing operations before income taxes as a percentage of revenues	-2.6%	-10.4%
Depreciation and amortization, included above	(2,270)	(4,060)
Restructuring costs, included above	(765)	(54)

Revenues for Heavy Civil decreased $31.3 million, or 15.1%, to $175.8 million, for the fiscal year ended January 31, 2016, compared to $207.0 million for the fiscal year ended January 31, 2015. The decline in revenues for Heavy Civil is due to the continuing strategic shift towards more selective opportunities including negotiated and alternative delivery contracts and less emphasis on traditional fixed-price contracts.  These negotiated and alternative delivery contracts are typically lower risk and are contributing to improved margins. Furthermore, certain large projects closed or are nearing completion and have reduced revenues recognized during the current period.

Loss from continuing operations before income taxes improved $16.9 million, or 78.5%, to $4.6 million, for the fiscal year ended January 31, 2016, compared to $21.5 million for the fiscal year ended January 31, 2015. The decrease in loss from continuing operations before income taxes is due to less cost degradation on fixed-price troubled contracts, and improving performance on alternative delivery projects. Further contributing to the reduction in loss from continuing operations before income taxes, were lower selling, general and administrative expenses as Heavy Civil focuses on effectively managing its cost structure, and reduced depreciation expense as the segment continues to reduce capital expenditures, and dispose of underutilized assets.

Mineral Services

	Fiscal Years Ended January 31,
(in thousands)	2016	2015
Revenues	$85,922	$120,217

Loss from continuing operations before income taxes	(28,043)	(14,909)
Loss from continuing operations before income taxes as a percentage of revenues	-32.6%	-12.4%
Depreciation and amortization, included above	(10,317)	(18,187)
Restructuring costs, included above	(16,759)	(1,403)
Equity in losses of affiliates, included above	(612)	(2,002)

Revenues for Mineral Services decreased $34.3 million, or 28.5%, to $85.9 million, for the fiscal year ended January 31, 2016, compared to $120.2 million for the fiscal year ended January 31, 2015.

Revenues declined primarily as a result of the continuation of declining global commodity prices and significant reductions in mining activities around the world.  Revenues outside the United States declined more dramatically as our foreign locations were more severely impacted by the drop in commodity prices due to the higher costs of production. Activity in the United States has benefited from the growth of mine water management services.

Loss from continuing operations before income taxes deteriorated $13.1 million to $28.0 million, for the fiscal year ended January 31, 2016, compared to $14.9 million for the fiscal year ended January 31, 2015. During FY2016, in response to continuing decline in the global minerals market, we implemented a plan to exit our minerals services operations in Africa and Australia. The costs incurred related to the restructuring activities were approximately $16.8 million, which consisted of a $7.9 million write-down of inventory, a $3.9 million write-down of fixed assets, and $5.0 million of severance and other costs. As of January 31, 2016, operations have wound down in Africa and Australia. The primary activity remaining in these locations relate to complying with statutory audit and regulatory requirements.

Equity in losses of affiliates slightly improved by $1.4 million to $0.6 million for the year ended January 31, 2016, compared to $2.0 million for the year ended January 31, 2015.

Other

	Fiscal Years Ended January 31,
(in thousands)	2016	2015
Revenues	$17,682	$19,178
Loss from continuing operations before income taxes	(132)	(55)

Other revenues and loss from continuing operations before income taxes are primarily from purchasing operations. The majority of the revenues are eliminated between segments. The decrease in revenues of $1.5 million to $17.7 million for the fiscal year ended January 31, 2016, from $19.2 million for the fiscal year ended January 31, 2015, is due to segments within Layne taking advantage of the purchasing expertise within this operation.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $37.7 million for the fiscal year ended January 31, 2016, compared to $49.8 million for the fiscal year ended January 31, 2015. The $12.1 million decrease in corporate expenses was primarily due to decrease in compensation expenses from a workforce reduction as part of the FY2015 Restructuring Plan, as well as decreases in consulting fees, legal and professional fees, and relocation expenses.

Comparison of Fiscal Year 2015 (FY 2015) to Fiscal Year 2014 (FY 2014)

Revenues decreased $51.5 million, or 6.7%, to $720.6 million, for the fiscal year ended January 31, 2015, compared to $772.1 million for the fiscal year ended January 31, 2014. The decrease in revenues was primarily due to lower revenues at Mineral Services and Heavy Civil, partially offset by increases in revenues at Water Resources and Inliner.

Cost of revenues (exclusive of depreciation, amortization and impairment charges) decreased $34.2 million, to $610.8 million (84.8% of revenues) for the fiscal year ended January 31, 2015, compared to $645.1 million (83.5% of revenues) for the fiscal year ended January 31, 2014. Cost of revenues as a percentage of revenues for the fiscal year ended January 31, 2015 increased from the prior year, primarily due to an increase in the costs to complete some fixed-price projects in Heavy Civil.

Selling, general and administrative expenses decreased $9.2 million, or 7.3%, to $117.1 million for the fiscal year ended January 31, 2015, compared to $126.3 million for the fiscal year ended January 31, 2014. The decrease is primarily related to decreases in relocation expenses  and FCPA investigation related expenses.  The decrease in relocation expenses from FY2014 was the result of costs incurred in FY2014 for Layne’s move from Mission, Kansas to The Woodlands, Texas.  The net decrease in FCPA investigation related expenses is a result of the investigation having been mostly completed as of the end of FY2014 and the reversal of a prior accrual as a result of the DOJ declining to take any action against Layne as discussed in Note 14 to the Consolidated Financial Statements.  These decreases were offset by increases in legal and professional fees, incentive compensation and consulting expenses.

Depreciation and amortization decreased $6.8 million, or 14.0%, to $42.0 million, for the fiscal year ended January 31, 2015, compared to $48.8 million for the fiscal year ended January 31, 2014. The decrease is primarily due to the reductions in capital expenditures as Layne continued to restrict its capital spending.

Restructuring costs of $2.7 million were recorded for the fiscal year ended January 31, 2015, in connection with the FY 2015 Restructuring Plan. These primarily consisted of severance and other related costs associated with workforce reductions and costs to move and consolidate equipment and inventories.

Equity in losses of affiliates decreased $1.0 million, or 32.7%, to $2.0 million for the fiscal year ended January 31, 2015, compared to $3.0 million for the fiscal year ended January 31, 2014.  Layne’s international affiliates recorded losses of $2.0 million due primarily to severance costs as the operations were downsized in response to market conditions.

Interest expense increased $6.6 million, or 92.2%, to $13.7 million for the fiscal year ended January 31, 2015, compared to $7.1 million for the fiscal year ended January 31, 2014. Included in interest expense for the fiscal years ended January 31, 2015 and 2014 is the amortization of debt issuance costs of $1.4 million and $0.2 million, respectively, and the amortization of the discount related to the 4.25% Convertible Notes of $3.3 million and $0.8 million, respectively.  The remaining increase in interest expense was primarily due to the 4.25% Convertible Notes being outstanding for the full period in FY2015.

An income tax benefit of $3.9 million was recorded on continuing operations for the fiscal year ended January 31, 2015, compared to income tax expense on continuing operations of $56.9 million for the fiscal year ended January 31, 2014.  The FY2015 tax benefit was primarily due to the carryback of prior year tax losses upon which no tax benefit had previously been recorded.  Tax expense recorded during FY2014 resulted primarily from a $54.4 million tax charge due to a valuation allowance provided on deferred tax assets established in a prior year and a tax benefit of $7.1 million recorded on continuing operations offsetting an equal amount of tax expense recorded to equity, in connection with the issuance of the 4.25% Convertible Notes.

A net loss from discontinued operations of $46.9 million was recorded for the fiscal year ended January 31, 2015, primarily related to operating losses of the Geoconstruction business segment and the loss on the sale of Costa Fortuna and Tecniwell businesses, both included in the Geoconstruction business segment. During the fiscal year ended January 31, 2014, a net loss from discontinued operations of $19.7 million was recorded, primarily related to operating losses of the Geoconstruction business segment, including Costa Fortuna and Tecniwell, partially offset by the gain on the sale of SolmeteX business.

Operating Segment Review of Operations

Water Resources

	Fiscal Years Ended January 31,
(in thousands)	2015	2014
Revenues	$216,452	$182,211

Income (loss) from continuing operations before income taxes	10,695	(2,196)
Income (loss) from continuing operations before income taxes as a percentage of revenues	4.9%	-1.2%
Depreciation and amortization, included above	(12,530)	(11,186)
Restructuring costs, included above	(524)	—

Revenues for Water Resources increased $34.2 million, or 18.8%, to $216.5 million, for the fiscal year ended January 31, 2015, compared to $182.2 million for the fiscal year ended January 31, 2014. Water Resources experienced growth primarily as a result of projects in the western portion of the U.S.  Inadequate water infrastructure in those regions, combined with lingering drought conditions have resulted in additional opportunities to provide water management services, particularly in the agribusiness market.

Income (loss) from continuing operations before income taxes improved to $10.7 million for the fiscal year ended January 31, 2015, compared to $2.2 million loss for the fiscal year ended January 31, 2014. Water Resources has been carefully analyzing its locations and overhead expenses to increase efficiencies and lower costs, but still provide locations to best service the areas where projects are located.  Direct costs as a percentage of revenue decreased from 77.1% for the year ended January 31, 2014 to 74.2% for the year ended January 31, 2015.  The growth in revenues, combined with slight margin improvements across most of its operations, and better leverage of our fixed costs have resulted in improved earnings.

Inliner

	Fiscal Years Ended January 31,
(in thousands)	2015	2014
Revenues	$175,001	$148,384

Income from continuing operations before income taxes	22,870	17,650
Income from continuing operations before income taxes as a percentage of revenues	13.1%	11.9%
Depreciation and amortization, included above	(2,767)	(2,805)

Revenues for Inliner increased $26.6 million, or 17.9%, to $175.0 million, for the fiscal year ended January 31, 2015, compared to $148.4 million for the fiscal year ended January 31, 2014. Revenues continued to grow across all of its markets, and also benefited from the introductions of its fiberglass-based lining products, which accounted for approximately $6.1 million in revenue for the year ended January 31, 2015.

Income from continuing operations before income taxes increased $5.2 million, or 29.6%, to $22.9 million for the fiscal year ended January 31, 2015, compared to $17.7 million for the fiscal year ended January 31, 2014. Overall direct costs improved as a percentage of revenues from 79.9% for the year ended January 31, 2014 to 78.5% for the year ended January 31, 2015.  Continued leverage of fixed costs plus slight margin improvements has resulted in improved earnings over last fiscal year.

Heavy Civil

	Fiscal Years Ended January 31,
(in thousands)	2015	2014
Revenues	$207,036	$267,192

Loss from continuing operations before income taxes	(21,502)	(7,781)
Loss from continuing operations before income taxes as a percentage of revenues	-10.4%	-2.9%
Depreciation and amortization, included above	(4,060)	(6,491)
Restructuring costs, included above	(54)	—

Revenues for Heavy Civil decreased $60.2 million, or 22.5%, to $207.0 million, for the fiscal year ended January 31, 2015, compared to $267.2 million for the fiscal year ended January 31, 2014. Revenues for Heavy Civil declined due to its strategic decision to reduce its volume of fixed bid type contracts and to concentrate on increasing its opportunities for more negotiated or alternative delivery contracts, which are typically lower risk.

Loss from continuing operations before income taxes increased $13.7 million, or 176.3%, to $21.5 million for the fiscal year ended January 31, 2015, compared to $7.8 million for the fiscal year ended January 31, 2014. Low gross profit margins have resulted in operating results not sufficient to offset overhead costs.  Projects which were already experiencing cost overruns were delayed even further than anticipated and several jobs in the northeastern portion of the U.S. experienced adverse weather conditions in the first quarter of FY2015 and during January 2015.  Adverse weather conditions cause an increase in expenses on projects due to crew and equipment standby costs, and, once the weather subsides, work may have to be restarted out of sequence in order to meet time constraints implicit within the contracts of certain projects, thereby further reducing profitability.

The delays in completing projects have led to additional costs.  The estimated costs to complete these projects have been updated to reflect the best information available to us at this time and all estimated future losses have been recorded.  It remains possible that, as we reach completion for these projects, we could encounter unforeseen conditions or events which would cause us to revise our estimates and could result in further losses.  During FY2015 estimated losses recorded on our larger revenue contracts were approximately $13.5 million. In FY2014 estimated losses of approximately $9.3 million were recorded on our larger revenue contracts.

Mineral Services

	Fiscal Years Ended January 31,
(in thousands)	2015	2014
Revenues	$120,217	$172,960

Loss from continuing operations before income taxes	(14,909)	(9,534)
Loss from continuing operations before income taxes as a percentage of revenues	-12.4%	-5.5%
Depreciation and amortization, included above	(18,187)	(23,321)
Restructuring costs, included above	(1,403)	—
Losses of affiliates, included above	(2,002)	(2,974)

Revenues for Mineral Services decreased $52.7 million, or 30.5%, to $120.2 million, for the fiscal year ended January 31, 2015, compared to $173.0 million for the fiscal year ended January 31, 2014. Revenues continued to be impacted by a significant slowdown in global mining exploration activity.

Loss from continuing operations before income taxes deteriorated $5.4 million to $14.9 million for the fiscal year ended January 31, 2015, compared to $9.5 million for the fiscal year ended January 31, 2014.

Included in the loss from continuing operations before income taxes for the fiscal year ended January 31, 2015 is a decrease to the accrual related to the FCPA investigation of $5.2 million as a result of the DOJ’s decision to close its investigation without bringing any charges against Layne, as compared to an increase in the accrual of $6.7 million for the fiscal year ended January 31, 2014.

Equity in losses from the affiliates in South America also continued to be impacted by market conditions during FY 2015. Equity in losses of affiliates decreased by $1.0 million to ($2.0) million for the fiscal year ended January 31, 2015 from ($3.0) million for the fiscal year ended January 31, 2014.  Reductions in the workforce that occurred in FY2014 and again to a lesser degree in FY 2015 in response to the depressed mineral drilling services market resulted in slightly better results during FY2015.

Other

	Fiscal Years Ended January 31,
(in thousands)	2015	2014
Revenues	$19,178	$19,935
(Loss) income from continuing operations before income taxes	(55)	193

Other revenues and (loss) income from continuing operations before income taxes are primarily from purchasing operation. The majority of the revenues are eliminated between segments. The decrease in revenues for the fiscal year ended January 31, 2015 is due to segments within Layne taking advantage of the purchasing expertise within this operation.

Unallocated Corporate Expenses

Corporate expenses not allocated to individual divisions, primarily included in selling, general and administrative expenses, were $49.8 million for the fiscal year ended January 31, 2015 compared to $42.7 million for the fiscal year ended January 31, 2014. The $7.1 million increase in corporate expenses was primarily due to increases in legal and professional fees of $5.2 million, $3.4 million in consulting expenses, $0.7 million in restructuring expenses and $1.9 million in rent expense, partially offset by reductions of $2.0 million in relocation expense and $1.1 million in temporary services expenses and $1.5 million in compensation expense.

Inflation

Management does not believe the operations for the periods discussed have been significantly adversely affected by inflation or changing prices from its suppliers.

Liquidity and Capital Resources

We have improved our liquidity during the past twelve months.  Our primary sources of liquidity have historically been cash from operations, supplemented by borrowings under our credit facilities, issuances of Convertible Notes, and sale of assets.

Our financial performance has been affected by a variety of the risks inherent to the industries and geographies we serve. Among them is the cyclical nature of minerals mining which can be affected significantly and quickly by factors beyond our control. The global slowdown in minerals drilling services continued during FY2016. Factors such as mining company exploration budgets, commodity prices, changes in taxation policy, increasing labor costs and global credit markets have affected the financial performance of Mineral Services. Management expects this trend to continue during FY2017.

In response to these conditions, we have undertaken several actions detailed below in an effort to improve our liquidity and financial position.

•	On March 2, 2015, we completed our 8.0% Convertible Notes offering, which improved liquidity by approximately $40.8 million.
•	On August 17, 2015, we closed on the sale of our Geoconstruction business, which provided proceeds of approximately $42.3 million.
•

During the second half of FY2016, we implemented a plan to exit our operations in Africa and Australia. This restructuring is expected to reduce compensation expenses and other operating expenses within these regions.

Management has also taken several steps to improve and preserve our liquidity position.  These steps include managing capital expenditures, reviewing our working capital practices and focusing on reducing overall costs.

As of January 31, 2016, our total liquidity was $131.7 million, consisting of Excess Availability under our asset-based facility and total cash and cash equivalents. Our cash and cash equivalents as of January 31, 2016, were $65.6 million, compared to $21.7 million as of January 31, 2015. Cash and cash equivalents held by foreign subsidiaries as of January 31, 2016 were $10.8 million, compared to $11.9 million as of January 31, 2015. Of the amounts held by foreign subsidiaries at January 31, 2016, $0.2 million could be subject to repatriation restrictions if the amounts were needed for domestic operations. It is our intention to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations. Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted our overall liquidity.

As of January 31, 2016, our working capital was $131.3 million compared to $104.8 million as of January 31, 2015. Our working capital increased during fiscal year 2016 primarily due to improved cash flows from operations, and cash generated from the issuance of our 8.0% Convertible Notes, as well as proceeds from the sale of our Geoconstruction business, resulting in the increase in cash and cash equivalents from $21.7 million as of January 31, 2015 to $65.6 million as of January 31, 2016.

Cash Flows

Cash used in operating activities was ($0.3) million, ($23.1) million and ($1.1) million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. The decrease in cash outflow was primarily due to improved operating results, as well as reduction in customer receivables, inventories, accounts payable and accrued expenses, as a result of efforts to improve our working capital practices.

Cash provided by (used in) investing activities was $22.4 million, ($3.6) million and ($15.0) million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. Cash provided by investing activities for the fiscal year ended January 31, 2016 primarily relates to proceeds from the sale of our Geoconstruction business segment, partially offset by capital expenditures. Cash used in investing activities for the fiscal years ended January 31, 2015 and 2014 consisted primarily of capital expenditures partially offset by the sales of assets. We are selectively investing capital expenditures in growth businesses, while continuing to dispose of underutilized assets.

Cash flows provided by financing activities were $21.9 million, $14.9 million, and $25.1 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.  Cash provided by financing activities for the fiscal year ended January 31, 2016 primarily relates to proceeds from the issuance of 8.0% Convertible Notes, partially offset by net payments on our asset-based credit facility. Cash provided by financing activities for the fiscal year ended January 31, 2015 primarily relates to net borrowings on our asset-based credit facility. Cash provided by financing activities for the fiscal year ended January 31, 2014 primarily relates to proceeds from the sale and issuance of our 4.25% Convertible Notes, which were used to pay down balances outstanding under the previous credit agreement.

Financing Agreements

Below is a summary of certain provisions of our credit facility and debt instruments. For more information about our indebtedness, see Note 6 to the Consolidated Financial Statements in this Form 10-K.

4.25% Convertible Senior Notes due 2018. We have outstanding $69.5 million in aggregate principal amount of our 4.25% Convertible Notes as of January 31, 2016. The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year.  The 4.25% Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.  The 4.25% Convertible Notes are convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018.

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

8.0% Senior Secured Second Lien Convertible Notes. We have outstanding $99.9 million in aggregate principal amount of our 8.0% Convertible Notes as of January 31, 2016. The 8.0% Convertible Notes, issued pursuant to the 8.0% Convertible Notes Indenture, bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased , otherwise retired, discharged in accordance with their terms or converted into our common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

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

Asset-based revolving credit facility. As of January 31, 2016, availability under our asset-based facility was approximately $100.0 million, with outstanding letters of credit amounting to $33.9 million, leaving Excess Availability of $66.1 million.

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

We must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

●	for a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $17.5 million, and
●	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

●	capital expenditures,
●	cash interest expense,
●	any regularly scheduled amortized principal payments on indebtedness, and
●	cash taxes.

         A comparison of the required covenants under the asset-based facility to the current compliance is as follows:

(in millions)	Trailing twelve month period	Cumulative from May 1, 2014
Minimum Cash Flow cannot be less than	$(25.0)	$(45.0)
Actual as of January 31, 2016	3.3	(15.8)

   If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days.  We must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance Period during any fiscal quarter ending from July 31, 2014 through April 30, 2015, and for the fiscal quarter ending January 31, 2016.

The asset-based facility also contains a subjective acceleration clause that can be triggered if the lenders determine that we have experienced a material adverse change.  If triggered by the lenders, this clause would create an Event of Default Period (as defined in the asset-based facility agreement) which in turn would permit the lenders to accelerate repayment of outstanding obligations.

In general, during a Covenant Compliance or if an Event of Default has occurred and is continuing, all of our funds received on a daily basis will be applied to reduce amounts owing under the asset-based facility.  Based on current projections, we do not anticipate being in a Covenant Compliance Period during the next twelve months.

Management believes that it has the ability to implement and execute measures so that we will continue to have sufficient and adequate funds to meet our anticipated liquidity needs for the next twelve months.  Further, we are in compliance with our covenants related to all of our outstanding indebtedness as of January 31, 2016, and expect to remain in compliance with those covenants during the next twelve months.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments as of January 31, 2016, are summarized as follows:

	Payments/Expiration by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations and other commercial commitments:
4.25% Convertible Notes (including interest)	$78,362	$2,954	$75,408	$—	$—
8.0% Convertible Notes (including interest)	127,870	7,992	119,878	—	—
Operating leases	18,170	5,112	7,119	5,939	—
Capitalized leases (including interest)	106	90	16	—	—
Supplemental retirement benefits	5,505	339	678	677	3,811
Income tax uncertainties, current	8,258	8,258	—	—	—
Total contractual obligations	$238,271	$24,745	$203,099	$6,616	$3,811
Standby letters of credit	33,867	33,867	—	—	—
Total contractual obligations and commercial commitments	$272,138	$58,612	$203,099	$6,616	$3,811

We expect to meet our cash contractual obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with its annual insurance renewal process.

The 4.25% Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year. The 4.25% Convertible Notes will mature on November 15, 2018 unless earlier repurchased, redeemed or converted (under the terms of the 4.25% Convertible Notes Indenture).

The 8.0% Convertible Notes bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019, subject to certain provisions in the 8.0% Convertible Notes Indenture.

Capitalized leases are obligations for certain vehicles and equipment. The interest rates on these obligations are fixed, but range from 3.6% to 6.2% annually, depending on the lease.

We have income tax uncertainties in the amount of $10.4 million at January 31, 2016, that are classified as non-current on the balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolution of these items is uncertain, and accordingly the amounts have not been included in the table above.

We have surety bonds to secure performance of our projects, amounting to $259.7 million as of January 31, 2016.  The amount is not included in the table above as information on the timing of the resolution of the amounts is not available.

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

Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in Item 8 of this Form 10-K. We believe that the following accounting policies represent management’s more critical policies. Critical accounting policies, practices and estimates are a subset of significant accounting policies that are considered most important to the description of our financial condition and results, and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition – The significant estimates with regard to these consolidated financial statements relate to the estimation of total forecasted construction contract revenues, costs and profits in accordance with the criteria established in Accounting Standards Codification (“ASC”) Topic 605-35 “Construction-type and Production-type Contracts”.

Based on experience and our current processes we produce materially reliable estimates of total contract revenue and cost during any accounting period. However, many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revisions to costs and income and are recognized in the period in which the revisions to costs and revenues become known. Provisions for estimated losses on uncompleted construction contracts are made in the period in which they become known. Large changes in cost estimates on larger, more complex construction projects can have a material impact on the consolidated financial statements and are reflected in the results of operations when they become known; smaller contracts or smaller changes in estimates usually do not have a material impact on the consolidated financial statements.

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

There were no material change orders during the fiscal years ended January 31, 2016, 2015 and 2014. There were no material contract penalties, claims, settlements or changes in contract estimates during the fiscal years ended January 31, 2016, 2015 and 2014. No amounts were netted in revenue during the fiscal years ended January 31, 2016, 2015 and 2014.

We have provided for all estimated costs to complete on all of the ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variances from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when such losses become known. During the fiscal years ended January 31, 2016, 2015 and 2014, approximately $22.2 million, $25.2 million and $17.5 million in losses on open contracts were recorded, respectively.  The current provision for loss contracts is $1.5 million and $3.3 million as of January 31, 2016 and 2015, respectively.  As of January 31, 2016, we have two material contracts in a loss position located in the Southeast region. The contracts are expected to be completed in FY2017.  We have provided for all expected costs to complete as of January 31, 2016. Further, as of January 31, 2016, there were no contracts, individually, that could be reasonably estimated to be in a material loss position in the future.

Management focuses on evaluating the performance of contracts individually. In the ordinary course of business, and at a minimum on a quarterly basis, based on changes in facts, such as an approved scope change or a change in estimate, projected total contract revenue, cost and profit or loss for each of our contracts is updated. Normal recurring changes in estimates include, but are not limited to:

•	changes in estimated scope as a result of unapproved or unpriced customer change orders;
•	changes in estimated productivity assumptions based on experience to date;
•	changes in estimated materials costs based on experience to date;
•	changes in estimated subcontractor costs based on subcontractor experience; and
•	changes in the timing of scheduled work that may impact future costs.

When determining the likelihood of recovering unapproved change orders and claims, we consider the history and experience of similar projects and apply judgment to estimate the amount of eventual recovery. Settlement of events such as these can take several years depending on how easily the claim is able to be resolved with the customer or whether arbitration or litigation is necessary to reach settlement. As new facts become known, an adjustment to the estimated recovery is made and reflected in the period in which it becomes known.

The cumulative effect of revisions in estimates of the total revenues and costs, including unapproved change orders and claims, during the course of the work is reflected in the accounting period in which the facts that caused the revisions become known. The financial impact of these revisions to any one contract is a function of both the amount of the revision and the percentage of completion of the contract.

Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Most of our contracts which utilize the percentage-of-completion method of revenue recognition have terms of six months to four years. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage-of-completion are reflected in contract revenues in the reporting period when such estimate revisions become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it becomes known. In the ordinary course of business, management prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effects of these updated estimates are reflected in the period in which they become known. The financial impact of any revisions to an individual contract is a function of the amount of the revision and the percentage of completion of the contract itself. An amount up to the costs that have been incurred involving unapproved change orders and claims is included in the total estimated revenue when the realization is probable. The amount of unapproved change orders and claim revenues is included in our Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings. Any profit as a result of change orders or claims is recorded in the period in which the change order or claim is resolved.

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

As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Our contracts which utilize the completed contract method of revenue recognition have contract terms of twelve months or less. We consider contracts such as these completed upon acceptance by the customer.

Contracts for mineral drilling services within Mineral Services are billable based on the quantity of drilling performed. Revenues are recognized in terms of the value of total work performed to date on the basis of actual footage or meterage drilled.

The percentage of our revenues recognized by percentage of completion, mineral drilling services and completed contract to total revenues for each of the fiscal years as presented in the Consolidated Statements of Operations are:

	January 31,	January 31,	January 31,
Approximate Percentage of Total Revenue	2016	2015	2014
Percentage of Completion	78%	77%	77%
Mineral Drilling Services	8%	10%	12%
Completed Contract	14%	13%	11%
Total Revenue	100%	100%	100%

Impairment of Goodwill, Other Long-lived Assets and Equity Method Investments – We review the carrying value of goodwill, other long-lived assets and equity method investments whenever events or changes in circumstances indicate that such carrying values may not be recoverable, and at least annually for goodwill.

The evaluation for goodwill impairment is conducted at the reporting unit level. Our reporting units are the same as our operating segments. We have the option of performing a qualitative or quantitative assessment to determine if impairment has occurred. If a qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we would be required to perform a quantitative impairment test for goodwill.  As of December 31, 2015, our annual impairment date, we performed a qualitative assessment for our annual goodwill impairment test of our Inliner segment which is the only reporting unit that has a remaining goodwill balance of $8.9 million. This assessment indicated we had not experienced triggering events or other indicators which would require further analysis.

A quantitative assessment for the determination of impairment was made at December 31, 2013, by comparing the carrying amount of each reporting unit with its fair value.  The evaluation is performed by using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value of the reporting unit is less than the carrying amount of the reporting unit, then a second step must be completed in order to determine the amount of the goodwill impairment that should be recorded. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill (including any unrecognized intangible assets) in a manner similar to a purchase price allocation. The resulting implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for the difference. Inliner is the only reporting unit with remaining goodwill and as of January 31, 2014, the fair value of this reporting unit significantly exceeded the carrying value of $8.9 million.

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

Management uses judgment to determine the more significant assumptions used in the income approach, which are subject to change as a result of changing economic and competitive conditions. These assumptions include:

•

Anticipated future cash flows and long-term growth rates for each reporting unit. The income approach to determining fair value relies on the timing and estimates of future cash flows, including an estimate of long-term growth rates. The projections use management’s estimates of economic and market conditions over the projected period including growth rates in sales and estimates of expected changes in operating margins. Our projections of future expected cash flows are subject to change as actual results are achieved that differ from those anticipated. Actual results could vary significantly from estimates. To develop cash flows from future operating margins and new contract awards, we track prospective work for each of our reporting units on a contract by contract basis as well as estimating time of when the work would be bid, awarded, started and completed.

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

On a quarterly basis we consider whether events or changes in circumstances indicate that assets, including goodwill, might be impaired. In conjunction with this analysis, we evaluate whether the current market capitalization is less than equity and specifically consider (1) changes in macroeconomic conditions, (2) changes in general economic conditions in the industry including any declines in market-dependent multiples, (3) cost factors such as increases in materials, labor, or other costs that have a negative effect on earnings and cash flows analyses, and (4) the impact of current market conditions on our forecast of future cash flows including consideration of specific projects in backlog, pending awards, or large prospect opportunities. We also evaluate the most recent assessment of the fair value for each of the reporting units, considering whether the current forecast of future cash flows is in line with those used in the annual impairment assessment and whether there are any significant changes in trends or any other material assumptions used. As a result of this process, we determined the carrying value of Geoconstruction’s goodwill exceeded its fair value and recorded an impairment charge of $14.6 million during the fiscal year ended January 31, 2014. See Note 14 to the Consolidated Financial Statements for a discussion of impairment charge recorded as part of loss on discontinued operations.

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

An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value, which is generally calculated using a combination of market, comparable transaction, third party quoted prices or asset appraisals, and discounted cash flow approaches.

During the fiscal year ended January 31, 2016, as a result of our decision to exit our operations in Africa and Australia, we performed an assessment of property and equipment located in these locations. Based on our assessment, property and equipment in Africa and Australia with carrying value of $10.4 million was adjusted to reflect its estimated fair value of $6.5 million, resulting in a charge of approximately $3.9 million recorded as part of restructuring costs in the Consolidated Statement of Operations during the fiscal year ended January 31, 2016. The fair value of the assets was determined based on available third-party quoted prices and appraisals of assets.

During the fiscal year ended January 31, 2016, due to continued and prolonged depression of commodity prices, decreased activity levels and consecutive quarterly operating losses, we reviewed the recoverability of the asset values of our long-lived assets in the Heavy Civil and Mineral Services segments. Based on our analysis, the sum of the undiscounted cash flows expected from the use and eventual disposal of the assets at the end of their useful life exceeded the carrying value of the assets in the respective segments, and no indication of impairment existed.

Prior to the segment realignment in the third quarter of the fiscal year ended January 31, 2016, we reviewed the recoverability of the asset values of our long-lived assets in the Energy Services segment as of July 31, 2015. Using the undiscounted cash flow model, we concluded that the carrying value of the assets in the Energy Services was not fully recoverable as of July 31, 2015. We performed an assessment of the fair value of the assets of Energy Services based on orderly liquidation value of the property and equipment. This assessment resulted in the recording of an impairment charge of approximately $4.6 million, which is shown as impairment charges in the Consolidated Statements of Operations for the fiscal year ended January 31, 2016. During the fiscal years ending January 31, 2015 and 2014, no impairments were indicated by this analysis.

A loss in value of an equity method investment is recognized when the decline is deemed to be other than temporary. Unforeseen events and changes in market conditions could have a material effect on the value of equity method investments due to changes in estimated sales growth rates and estimates of expected changes in operating margins, and could result in an impairment charge. During the fiscal year ended January 31, 2016, due to the extended downturn in the minerals market, and its negative impact on the operating results of our affiliates, we reviewed our equity method investments for impairment. Based on weighted approach of the discounted cash flow method and market approach, we concluded that the fair value exceeds the carrying amount of our equity investments. Accordingly, no impairment charge was recorded during the fiscal year ended January 31, 2016. Additionally, we considered the sensitivity of our fair value estimates to changes in certain valuation assumptions. Key assumptions used in our valuation include the discount rate and revenue growth rate, including the estimated timing of the minerals market recovery.  Based on the following independent sensitivity analyses: an increase in the assumed discount rate by 300 basis points, a decrease in the revenue growth rate by over 500 basis points (independent of the timing of the minerals market recovery), or a delay of approximately seven years in the timing of the minerals market recovery would result in an impairment charge. A change in any one of the assumptions listed above could change the valuation of the investments between $2.4 million to $3.4 million which could result in an impairment of the investments. The effect of a variation in a particular assumption on the fair value of our equity investments is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another, which may magnify or counteract the sensitivities. The investment in affiliates balance as of January 31, 2016 was $57.4 million.

Income Taxes – Income taxes are provided using the asset and liability method, in which deferred taxes are recognized on the difference between the financial statement carrying amounts and tax basis of existing assets and liabilities. In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. Critical estimates and assumptions related to deferred taxes include items such as uncertainty of future taxable income and ongoing prudent and feasible tax planning strategies, the high number of tax jurisdictions in which we operate and the related complexities and uncertain outcome of audits and reviews by foreign tax officials. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses.

For the fiscal years ended January 31, 2016 and 2015, we had a cumulative three year loss in the U.S. and certain foreign jurisdictions, and therefore gave little consideration to forecasted book income in future years as a source of positive evidence. We considered the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, taxable income available in prior carryback years, and the availability of tax-planning strategies when determining realization of recorded deferred tax assets.   No tax benefit was recorded on U. S. tax losses and certain foreign tax losses generated during the year because valuation allowances were provided on current year losses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which Layne is exposed are interest rate risk on variable rate debt and foreign exchange rate risk that could give rise to translation and transaction gains and losses.

Interest Rate Risk

We centrally manage our debt portfolio considering overall financing strategies and tax consequences. A description of the debt is included in Note 6 to the Consolidated Financial Statements in this Form 10-K. As of January 31, 2016 an instantaneous change in interest rates of one percentage point would impact the annual interest expense by approximately $1.6 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. During the fiscal year ended January 31, 2016, our primary international operations are in Australia, Africa, Mexico, Canada and South America. The operations are described in Notes 1 and 2 to the Consolidated Financial Statements. Our affiliates also operate in Latin America (see Note 2 to the Consolidated Financial Statements). The majority of the contracts in Africa and Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would impact income (loss) before income taxes by approximately $0.5 million, $0.7 million and $0.2 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. This represents approximately 10% of the income before income taxes of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in our financing and operating strategies.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Layne Christensen Company

The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended January 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2016 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 12, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

April 12, 2016

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
(in thousands)	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$65,569	$21,661
Customer receivables, less allowance of $3,494 and $4,199, respectively	91,810	101,080
Costs and estimated earnings in excess of billings on uncompleted contracts	88,989	87,685
Inventories	19,540	29,092
Deferred income taxes	—	376
Income taxes receivable	6,411	12,416
Restricted deposits - current	3,466	4,145
Other	8,374	10,170
Assets held for sale	2,135	1,823
Current assets of discontinued operations	—	16,080
Total current assets	286,294	284,528
Property and equipment:
Land	13,474	14,683
Buildings	36,175	38,703
Machinery and equipment	375,698	396,063
	425,347	449,449
Less - Accumulated depreciation	(311,850)	(313,920)
Net property and equipment	113,497	135,529
Other assets:
Investment in affiliates	57,364	61,828
Goodwill	8,915	8,915
Other intangible assets, net	2,219	2,667
Restricted deposits - long term	4,252	4,231
Deferred income taxes	880	704
Deferred financing fees, net	2,675	3,563
Long-term retainage	1,479	8,919
Other	11,082	10,378
Other assets of discontinued operations	—	20,680
Total other assets	88,866	121,885
Total assets	$488,657	$541,942

See Notes to Consolidated Financial Statements.

- Continued -

	January 31,	January 31,
(in thousands, except per share data)	2016	2015
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$68,548	$79,554
Current maturities of long term debt	88	142
Accrued compensation	15,066	13,642
Accrued insurance expense	12,093	10,191
Other accrued expenses	26,477	29,764
Income taxes payable	8,584	8,112
Deferred income taxes	—	1,180
Billings in excess of costs and estimated earnings on uncompleted contracts	24,158	29,911
Current liabilities of discontinued operations	—	7,200
Total current liabilities	155,014	179,696
Noncurrent liabilities:
Convertible notes, net	158,971	106,484
Long-term debt	15	22,082
Accrued insurance expense	15,431	15,553
Deferred income taxes	5,483	4,945
Other	25,037	31,523
Total noncurrent liabilities	204,937	180,587
Commitments and contingencies
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 21,172 and 20,121 shares issued and outstanding, respectively	212	201
Capital in excess of par value	365,605	370,048
Accumulated deficit	(216,584)	(171,807)
Accumulated other comprehensive loss	(20,575)	(17,227)
Total Layne Christensen equity	128,658	181,215
Noncontrolling interests	48	444
Total equity	128,706	181,659
Total liabilities and equity	$488,657	$541,942

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
(in thousands, except per share data)	2016	2015	2014
Revenues	$683,010	$720,568	$772,102
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(570,078)	(610,844)	(645,078)
Selling, general and administrative expenses (exclusive of depreciation, amortization and impairment charges shown below)	(108,159)	(117,085)	(126,315)
Depreciation and amortization	(32,685)	(41,978)	(48,792)
Impairment charges	(4,598)	—	—
Equity in losses of affiliates	(612)	(2,002)	(2,974)
Restructuring costs	(9,954)	(2,698)	—
Gain on extinguishment of debt	4,236	—	—
Interest expense	(18,011)	(13,707)	(7,132)
Other income, net	2,354	1,352	6,696
Loss from continuing operations before income taxes	(54,497)	(66,394)	(51,493)
Income tax benefit (expense)	1,635	3,945	(56,884)
Net loss from continuing operations	(52,862)	(62,449)	(108,377)
Net income (loss) from discontinued operations	8,057	(46,878)	(19,674)
Net loss	(44,805)	(109,327)	(128,051)
Net loss (income) attributable to noncontrolling interests	28	(824)	(588)
Net loss attributable to Layne Christensen Company	$(44,777)	$(110,151)	$(128,639)

(Loss) income per share information attributable to
Layne Christensen Company shareholders:
Basic loss per share - continuing operations	$(2.68)	$(3.22)	$(5.56)
Basic income (loss) per share - discontinued operations	0.41	(2.39)	(1.00)
Basic loss per share	$(2.27)	$(5.61)	$(6.56)

Diluted loss per share - continuing operations	$(2.68)	$(3.22)	$(5.56)
Diluted income (loss) per share - discontinued operations	0.41	(2.39)	(1.00)
Diluted loss per share	$(2.27)	$(5.61)	$(6.56)

Weighted average shares outstanding - basic and dilutive	19,730	19,630	19,598

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended January 31,
(in thousands)	2016	2015	2014
Net loss	$(44,805)	$(109,327)	$(128,051)
Other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $0 for all years presented)	(3,348)	(687)	(10,048)
Other comprehensive loss	(3,348)	(687)	(10,048)
Comprehensive loss	(48,153)	(110,014)	(138,099)
Comprehensive loss (income) attributable to noncontrolling interests (all attributable to net income)	28	(824)	(588)
Comprehensive loss attributable to Layne Christensen Company	$(48,125)	$(110,838)	$(138,687)

See Notes to Consolidated Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Accumulated
			Capital In	Earnings	Other	Total Layne
	Common Stock		Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Deficit)	(Loss)	Equity	Interests	Total
Balance February 1, 2013	19,818,376	$198	$352,048	$66,983	$(6,492)	$412,737	$2,334	$415,071
Net (loss) income	—	—	—	(128,639)	—	(128,639)	588	(128,051)
Other comprehensive loss	—	—	—	—	(10,048)	(10,048)	—	(10,048)
Issuance of nonvested shares	107,646	1	(1)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(2,833)	—	(56)	—	—	(56)	—	(56)
Expiration of performance contingent nonvested shares	(8,099)	—	—	—	—	—	—	—
Issuance of stock upon exercise of options	72,611	—	1,105	—	—	1,105	—	1,105
Forfeiture of nonvested shares	(72,725)	—	—	—	—	—	—	—
Embedded conversion option on convertible notes	—	—	11,128	—	—	11,128	—	11,128
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,683)	(1,683)
Share-based compensation	—	—	3,237	—	—	3,237	—	3,237
Balance, January 31, 2014	19,914,976	199	367,461	(61,656)	(16,540)	289,464	1,239	290,703
Net (loss) income	—	—	—	(110,151)	—	(110,151)	824	(109,327)
Other comprehensive loss	—	—	—	—	(687)	(687)	—	(687)
Issuance of nonvested shares	652,258	6	(6)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(2,265)	—	(28)	—	—	(28)	—	(28)
Forfeiture of nonvested shares	(444,362)	(4)	4	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(1,619)	(1,619)
Share-based compensation	—	—	2,617	—	—	2,617	—	2,617
Balance January 31, 2015	20,120,607	201	370,048	(171,807)	(17,227)	181,215	444	181,659
Net loss	—	—	—	(44,777)	—	(44,777)	(28)	(44,805)
Other comprehensive loss	—	—	—	—	(3,348)	(3,348)	—	(3,348)
Issuance of nonvested shares	1,189,781	13	(13)	—	—	—	—	—
Treasury stock purchased and subsequently cancelled	(50,862)	(1)	(344)	—	—	(345)	—	(345)
Forfeiture of nonvested shares	(87,340)	(1)	1	—	—	—	—	—
Extinguishment of convertible notes	—	—	(8,006)	—	—	(8,006)	—	(8,006)
Sale of noncontrolling interest	—	—	—	—	—	—	(368)	(368)
Share-based compensation	—	—	3,919	—	—	3,919	—	3,919
Balance January 31, 2016	21,172,186	$212	365,605	$(216,584)	$(20,575)	$128,658	$48	$128,706

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net loss	$(44,805)	$(109,327)	$(128,051)
Adjustments to reconcile net loss to cash flows from operations:
Depreciation and amortization	35,925	51,841	61,091
Impairment charges	4,598	—	14,646
Bad debt	5,090	2,539	—
Write-off of note receivable relating to discontinued operations	3,180	—	—
(Gain) loss on disposal of discontinued operations	(7,803)	39,131	(8,333)
Deferred income taxes	(7,237)	(1,018)	46,417
Share-based compensation	3,919	2,617	3,237
Amortization of discount and deferred financing fees	5,143	5,767	2,147
Gain on extinguishment of debt	(4,236)	—	—
Equity in (earnings) losses of affiliates	(492)	(1,388)	2,974
Dividends received from affiliates	4,568	5,005	8,023
Restructuring activities	5,115	987	—
Write-down of inventory	7,905	—	—
Gain from disposal of property and equipment	(996)	(1,689)	(6,110)
Changes in assets and liabilities, (exclusive of effects of acquisitions):
Decrease (increase) in customer receivables	2,071	(25,530)	46,889
(Increase) decrease in costs and estimated earnings in excess
of billings on uncompleted contracts	(1,348)	(4,902)	7,561
Decrease in inventories	382	1,513	2,516
Decrease (increase) in other current assets	8,879	5,271	(14,319)
(Decrease) increase in accounts payable and accrued expenses	(10,305)	7,947	(53,044)
(Decrease) increase in billings in excess of costs
and estimated earnings on uncompleted contracts	(9,952)	2,852	(996)
Other, net	92	(4,718)	14,221
Cash used in operating activities	(307)	(23,102)	(1,131)
Cash flows from investing activities:
Additions to property and equipment	(25,668)	(16,211)	(34,409)
Proceeds from disposal of property and equipment	6,505	5,897	8,733
Proceeds from sale of business, net of cash divested	42,348	(3,367)	12,064
Deposit of cash into restricted accounts	(2,678)	(32,842)	(4,964)
Release of cash from restricted accounts	1,857	31,344	—
Proceeds from redemption of preferred units	—	500	—
Proceeds from redemption of insurance contracts	—	11,094	3,565
Cash provided by (used in) investing activities	22,364	(3,585)	(15,011)
Cash flows from financing activities:
Borrowing under revolving facilities	—	46,444	310,744
Repayments under revolving loan facilities	(22,039)	(27,312)	(402,354)
Net increase (decrease) in notes payable	—	2,454	(1,329)
Proceeds from issuance of long term convertible notes	49,950	—	125,000
Payment of debt issuance costs	(5,486)	(4,332)	(5,022)
Principal payments under capital lease obligation	(154)	(661)	(1,296)
Issuance of common stock upon exercise of stock options	—	—	1,105
Purchases and retirement of treasury stock	(345)	(28)	(56)
Distribution to noncontrolling interest	—	(1,619)	(1,683)
Cash provided by financing activities	21,926	14,946	25,109
Effects of exchange rate changes on cash	(75)	(1,611)	(1,196)
Net increase (decrease) in cash and cash equivalents	43,908	(13,352)	7,771
Cash and cash equivalents at beginning of year	21,661	35,013	27,242
Cash and cash equivalents at end of year	$65,569	$21,661	$35,013

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of Business – Layne Christensen Company and subsidiaries (together, “Layne,” the “Company,” “we,” “our,” or “us”) is a global water management, construction and drilling company. We primarily operate in North America and South America. During the fiscal year ended January 31, 2016, we implemented a plan to exit our operations in Africa and Australia. Our customers include government agencies, investor-owned water utilities, industrial companies, global mining companies, consulting and engineering firms, heavy civil construction contractors, oil and gas companies and agribusinesses. We have ownership interests in certain foreign affiliates operating in Latin America (see Note 2 to the Consolidated Financial Statements).

Fiscal Year – Layne’s fiscal year end is January 31. References to fiscal years, or “FY,” are to the twelve months then ended.

Investment in Affiliated Companies – Investments in affiliates (20% to 50% owned) in which we have the ability to exercise significant influence, but do not hold a controlling interest over operating and financial policies, are accounted for by the equity method. We evaluate our equity method investments for impairment at least annually or when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.  During the fiscal year ended January 31, 2016, due to the extended downturn in the minerals market, and its negative impact on the operating results of our affiliates, we reviewed our equity method investments for impairment. Based on weighted approach of the discounted cash flow method and market approach, we concluded that the fair value exceeds the carrying amount of our equity investments. Accordingly, no impairment charge was recorded during the fiscal year ended January 31, 2016.

Principles of Consolidation – The Consolidated Financial Statements include the accounts of Layne and all of our subsidiaries where we exercise control. For investments in subsidiaries that are not wholly-owned, but where we exercise control, the equity held by the minority owners and their portions of net income (loss) are reflected as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Presentation – As discussed further in Note 14 to the Consolidated Financial Statements, during the third quarter of FY2016, we completed the sale of our Geoconstruction business segment. During FY2015, we sold Costa Fortuna and Tecniwell, both previously reported in the Geoconstruction operating segment.  The results of operations related to the Geoconstruction business segment have been classified as discontinued operations for all periods presented through the date of sale.  Unless noted otherwise, discussion in these Notes to Consolidated Financial Statements pertains to continuing operations. Amounts presented on the Consolidated Balance Sheets have also been reclassified.

Business Segments – During the third quarter of FY2016, we realigned our operating structure to combine the Energy Services segment with the Water Resources segment (“segment realignment”). We now report our financial results under four reporting segments consisting of Water Resources, Inliner, Heavy Civil and Mineral Services. Historical information has been recast to conform to the realigned operating segments and the disposition of the Geoconstruction business segment. We also report certain other smaller operations as “Other” and corporate activities under the title “Unallocated Corporate”.  Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, legal, tax compliance, information technology, executive management and board of directors. Corporate assets are all assets not directly associated with a segment, and consist primarily of cash and deferred income taxes.

Use of and Changes in Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as Layne’s operating environment changes. While we believe that the estimates and assumptions used in the preparation of the Consolidated Financial Statements are appropriate, actual results could differ from those estimates.

Foreign Currency Transactions and Translation – In accordance with ASC Topic 830, “Foreign Currency Matters,” gains and losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average exchange rates during the year. The net exchange differences resulting from these translations are reported in accumulated other comprehensive loss. Monetary assets and liabilities are remeasured at period end exchange rates and nonmonetary items are measured at historical exchange rates.

The cash flows and financing activities of our operations in Mexico and most of Africa are primarily denominated in U.S. dollars. Accordingly, these operations use the U.S. dollar as their functional currency.

Net foreign currency transaction losses were $0.1 million, $0.2 million, and less than $0.1 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively, and are recorded in other income (expense), net in the accompanying Consolidated Statements of Operations.

Revenue Recognition – Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which the facts that caused the revision become known. Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, we prepare updated estimates of cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Large changes in cost estimates on larger, more complex construction projects can have a material impact on our financial statements and are reflected in results of operations when they become known.  During the fiscal years ended January 31, 2016, 2015 and 2014, approximately $22.2 million, $25.2 million and $17.5 million in losses on open contracts were recorded, respectively.

We record revenue on contracts relating to unapproved change orders and claims by including in revenue an amount less than or equal to the amount of the costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable. The amount of unapproved change orders and claims revenues are included in our Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings on uncompleted contracts. See Note 3 to the Consolidated Financial Statements.  When determining the likelihood of eventual recovery, we consider such factors as our experience on similar projects and our experience with the customer. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

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

Inventories – We value inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of supplies and raw materials. Supplies of $16.8 million and $26.8 million and raw materials of $2.7 million and $2.3 million were included in inventories in the Consolidated Balance Sheets as of January 31, 2016 and 2015, respectively.

         As discussed in Note 16 to the Consolidated Financial Statements, as part of our restructuring activities in Africa and Australia, we recorded a write-down of inventory during fiscal year ended January 31, 2016 amounting to $7.9 million, which is included as part of cost of revenues in the Consolidated Statement of Operations.

Property and Equipment and Related Depreciation – Property and equipment (including major renewals and improvements) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method. Depreciation expense was $32.2 million, $41.4 million and $47.9 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. The useful lives used for the items within each property classification are as follows:

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

See Note 4 to the Consolidated Financial Statements for a discussion of fixed asset impairments recognized during the year ended January 31, 2016.

As discussed in Note 16 to the Consolidated Financial Statements, during the fiscal year ended January 31, 2016, we implemented a plan to exit our operations in Africa and Australia. As a result of the decision, we determined that it was more likely than not that certain fixed assets will be sold or otherwise disposed of before the end of their estimated useful lives. During the fiscal year ended January 31, 2016, we recorded charges of approximately $3.9 million, to adjust the carrying values of property and equipment in Africa and Australia to estimated fair values, based upon valuation information that includes available third-party quoted prices and appraisals of assets.  Those charges are shown as part of restructuring costs in the Consolidated Statement of Operations.

We consider property to be assets held for sale when management, having the authority to approve the action, commits to a plan to sell the asset, the sale is probable within one year, and the asset is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the asset is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Upon designation as an asset held for sale, we record the carrying value of each asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and cease recording depreciation. During the fourth quarter of the fiscal year ended January 31, 2016, we determined that assets in our Ethiopian location, which is part of Mineral Services segment, met all of the held for sale criteria, and as such were classified as held for sale in the Consolidated Balance Sheet as of January 31, 2016. During the fourth quarter of the fiscal year ended January 31, 2015, assets in our Redlands, California location, which is part of the Water Resources segment, were classified as held for sale. Due to unforeseen circumstances, the sale was not completed during the fiscal year ended January 31, 2016; however, the assets continue to meet the held for sale criteria as of January 31, 2016, and disposition is expected to be completed within the next twelve months.

Discontinued Operations –We adopted Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," on February 1, 2015. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. Prior to February 1, 2015, a property was classified as a discontinued operation when (i) the operations and cash flows of the property could be clearly distinguished and had been or would be eliminated from our ongoing operations; (ii) the property either had been disposed of or was classified as held for sale; and (iii) we would not have any significant continuing involvement in the operations of the property after the disposal transaction. See Note 14 to the Consolidated Financial Statements for a discussion of our discontinued operations.

Goodwill –In accordance with ASC Topic 350-20, “Intangibles-Goodwill and Other”, we are required to test for the impairment of goodwill on at least an annual basis. We conduct this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired.  Our reporting units are based on our organizational and reporting structure and are the same as our four reportable segments. Corporate and other assets and liabilities are allocated to the reporting units to the extent that they relate to the operations of those reporting units in determining their carrying amount. We have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, then we would be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, no further assessments are required. As of December 31, 2015 and 2014, we performed a qualitative assessment for our annual goodwill impairment test, and determined that it was more likely than not that the fair value of our reporting unit would exceed its carrying value.

As of January 31, 2016 and 2015, we had $8.9 million of goodwill on the Consolidated Balance Sheets. The goodwill is all attributable to the Inliner reporting segment. Goodwill expected to be tax deductible was $0.9 as of January 31, 2016 and 2015.

The cumulative goodwill impairment losses for Water Resources, Inliner, Heavy Civil and Mineral Services were $17.5 million, $23.1 million, $44.6 million and $20.2 million, respectively, which were recorded during the fiscal year ended January 31, 2012.

Intangible Assets – Other intangible assets with finite lives primarily consist of tradenames and patents. Intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from ten to thirty-five years.

Finite-lived intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Cash and Cash Equivalents – We consider investments with an original maturity of three months or less when purchased to be cash equivalents. Our cash equivalents are subject to potential credit risk. Our cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits – Restricted deposits consist of escrow funds associated with the sale of our Geoconstruction business segment and those amounts associated with certain letters of credit for on-going projects.

Allowance for Uncollectible Accounts Receivable – We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations, and also consider a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection. Bad debt is expensed in selling, general and administrative costs.

We do not establish an allowance for credit losses on long-term contract unbilled receivables. Adjustments to unbilled receivables related to credit quality, if they occur, are accounted for as a reduction of revenue.

Concentration of Credit Risk – We grant credit to our customers, which may include concentrations in state and local governments. Although this concentration could affect our overall exposure to credit risk, we believe that our portfolio of accounts receivable is sufficiently diversified, thus spreading the credit risk. To manage this risk, we perform periodic credit evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness. We do not generally require collateral in support of our trade receivables, but may require payment in advance or security in the form of a letter of credit or bank guarantee. During the fiscal years ended January 31, 2016, 2015 and 2014, no individual customer accounted for more than 10% of our consolidated revenues.

Accrued Insurance Expense – We maintain insurance programs where we are responsible for the amount of each claim up to a self-insured limit. Estimates are recorded for health and welfare, workers’ compensation, property and casualty insurance costs that are associated with these programs. These costs are estimated based in part on actuarially determined projections of future payments under these programs and include amounts incurred but not reported. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, accruals recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

Costs estimated to be incurred in the future for employee health and welfare benefits, workers’ compensation, property and casualty insurance programs resulting from claims which have been incurred are accrued currently. Under the terms of the agreement with the various insurance carriers administering these claims, we are not required to remit the total premium until the claims are actually paid by the insurance companies.

Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximated fair value at January 31, 2016 and 2015, because of the relatively short maturity of those instruments. See Note 12 to the Consolidated Financial Statements for fair value disclosures.

Litigation and Other Contingencies – We are involved in litigation incidental to our business, the disposition of which is not expected to have a material effect on our business, financial position, results of operations or cash flows. In addition, some of our contracts contain provisions that require payment of liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against Layne for liquidated damages.  In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in our Consolidated Financial Statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Supplemental Cash Flow Information –The amounts paid or refunded for income taxes, interest and non-cash investing and financing activities were as follows::

	Years Ended January 31,
(in thousands)	2016	2015	2014
Income taxes paid	$1,947	$3,882	$8,546
Income tax refunds	(4,251)	(394)	(2,670)
Interest paid	11,065	6,737	3,591
Noncash investing and financing activities:
Exchange of 4.25% Convertible Notes for 8.0% Convertible Notes	55,500	—	—
Contingent consideration on sale of discontinued operations	4,244	—	—
Receivable on sale of discontinued operations	—	2,638	—
Preferred units received in SolmeteX, LLC	—	—	466
Accrued capital additions	1,186	774	1,096
Capital lease obligations	—	—	1,440

Income Taxes – Income taxes are provided using the asset and liability method, in which deferred taxes are recognized on the difference between the financial statement carrying amounts and tax bases of existing assets and liabilities. Deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary. Provision for U.S. income taxes on undistributed earnings of foreign subsidiaries and affiliates is made only on those amounts in excess of funds considered to be invested indefinitely. In general, we record income tax expense during interim periods based on our best estimate of the full year’s effective tax rate. However, income tax expense relating to adjustments to Layne’s liabilities for uncertainty in income tax positions for prior reporting periods are accounted for discretely in the interim period in which it occurs. Income tax expense relating to adjustments for current year uncertain tax positions is accounted for as a component of the adjusted annualized effective tax rate.

In assessing the need for a valuation allowance, we consider both positive and negative evidence related to the likelihood of realization of the deferred tax assets. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. Accounting guidance states that a cumulative loss in recent years is a significant piece of negative evidence that is difficult to overcome in determining that a valuation allowance is not needed against deferred tax assets. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. In preparing future taxable income projections, we consider the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, future taxable income, taxable income available in prior carryback years and the availability of tax-planning strategies when determining the ability to realize recorded deferred tax assets.

Our estimate of uncertainty in income taxes is based on the framework established in the accounting for income taxes guidance. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. For tax positions that meet this recognition threshold, we apply judgment, taking into account applicable tax laws and experience in managing tax audits, to determine the amount of tax benefits to recognize in the financial statements. For each position, the difference between the benefit realized on our tax return and the benefit reflected in the financial statements is recorded as a liability in the Consolidated Balance Sheets. This liability is updated at each financial statement date to reflect the impacts of audit settlements and other resolution of audit issues, expiration of statutes of limitation, developments in tax law and ongoing discussions with taxing authorities.

Income (Loss) Per Share – Income (loss) per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which we recognize net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (as defined in Note 6 to the Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method. Options to purchase 839,715, 1,015,514 and 1,105,812 shares have been excluded from weighted average shares for the fiscal years ended January 31, 2016, 2015 and 2014, respectively, as their effect was antidilutive. A total of 1,407,170, 487,292 and 292,423 non-vested shares have been excluded from weighted average shares for the fiscal years ended January 31, 2016, 2015 and 2014, respectively, as their effect was antidilutive.

Share-Based Compensation – We recognize the cost of all share-based instruments in the financial statements using a fair-value measurement of the associated costs. The fair value of share-based compensation granted in the form of stock options is determined using a lattice valuation model. In addition, we granted certain market based awards during the years ended January 31, 2016, 2015 and 2014, which were valued using the Monte Carlo simulation model.  See Note 11 to the Consolidated Financial Statements.

Unearned compensation expense associated with the issuance of non-vested shares is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

Research and Development Costs – Research and development costs charged to expense during the fiscal years ended January 31, 2016, 2015 and 2014 were $0.1 million, $0.1 million and $0.2 million, respectively, and are recorded in selling, general and administrative expenses.

(2) Investments in Affiliates

We have investments in affiliates that are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies.  Investment in affiliates may include other construction joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries if applicable, and the percentages directly or indirectly owned by Layne are as follows as of January 31, 2016:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on our investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	As of and Years Ended January 31,
(in thousands)	2016	2015	2014
Balance sheet data:
Current assets	$89,943	$97,655	$131,533
Noncurrent assets	83,132	67,166	82,807
Current liabilities	27,538	22,114	39,347
Noncurrent liabilities	13,393	17,438	17,477
Income statement data:
Revenues	135,602	146,934	220,778
Gross profit	17,944	17,677	25,411
Operating income (loss)	3,424	(1,669)	(2,999)
Net loss	(989)	(4,647)	(5,960)

We had no significant transactions or balances with our affiliates as of January 31, 2016, 2015 and 2014, and for the fiscal years then ended.

Our equity in undistributed earnings of the affiliates totaled $52.8 million, $57.2 million and $62.6 million as of January 31, 2016, 2015 and 2014, respectively, and an additional $4.6 million of investment in affiliates was recorded as equity method goodwill for certain of the investments at the time of acquisition.

(3) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:

	As of January 31,
(in thousands)	2016	2015
Cost incurred on uncompleted contracts	$1,073,275	$1,001,556
Estimated earnings	277,190	309,572
	1,350,465	1,311,128
Less: Billing to date	1,284,155	1,244,435
Total	$66,310	$66,693
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billing on uncompleted contracts	$88,989	$87,685
Long-term retainage	1,479	8,919
Billings in excess of costs and estimated earnings on uncompleted contracts	(24,158)	(29,911)
Total	$66,310	$66,693

We bill our customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2016 and 2015, our costs and estimated earnings in excess of billings on uncompleted contracts included unbilled contract retainage amounts of $38.4 million and $44.7 million, respectively.

(4) Impairment Charges

Prior to the segment realignment in the third quarter of FY2016, we reviewed the recoverability of the asset values of our long-lived assets in the Energy Services segment during the second quarter of FY2016. Using the undiscounted cash flow model, we concluded that the carrying value of the assets in Energy Services was not fully recoverable as of July 31, 2015. We performed an assessment of the fair value of the assets of Energy Services based on orderly liquidation value of the property and equipment, which was considered as level 2 fair value measurement. This assessment resulted in the recording of an impairment charge of approximately $4.6 million during the second quarter of FY2016, which is shown as impairment charges in the Consolidated Statements of Operations.

We also performed an assessment of property and equipment located in Africa and Australia during the fiscal year ended January 31, 2016. We recorded an asset write-down of $3.9 million, which is included as part of restructuring costs in the Consolidated Statement of Operations. Please refer to Notes 12 and 16 for further discussion.

(5) Other Intangible Assets

Other intangible assets consisted of the following as of January 31:

	2016			2015
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$5,120	$(3,527)	15	$5,120	$(3,186)	15
Patents	905	(592)	12	905	(548)	12
Other	966	(653)	22	966	(590)	22
Total intangible assets	$6,991	$(4,772)		$6,991	$(4,324)

Total amortization expense for other intangible assets was $0.5 million, $0.6 million and $0.9 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. Amortization expense for the subsequent five fiscal years is estimated as follows:

Estimated amortization for the next 5 years
(in thousands)	Amount
2017	$440
2018	435
2019	435
2020	435
2021	322
Thereafter	152
Total	$2,219

(6) Indebtedness

Debt outstanding as of January 31, 2016 and 2015 was as follows:

	January 31,	January 31,
(in thousands)	2016	2015
4.25% Convertible Notes	$61,766	$106,484
8.0% Convertible Notes	97,205	—
Asset-based facility	—	21,964
Capitalized lease obligations	106	270
Less amounts representing interest	(3)	(10)
Total debt	159,074	128,708
Less current maturities of long-term debt	(88)	(142)
Total long-term debt	$158,986	$128,566

As of January 31, 2016, debt outstanding will mature as follows:

(in thousands)	4.25% Convertible Notes	8.0% Convertible Notes	Asset-based facility	Capitalized lease obligations	Total
2017	$—	$—	$—	$88	$88
2018	—	—	—	8	8
2019	61,766	—	—	7	61,773
2020	—	97,205	—	—	97,205
2021	—	—	—	—	—
Total	$61,766	$97,205	$—	$103	$159,074

Asset-based Revolving Credit Facility

On April 15, 2014, we entered into a five-year $135.0 million senior secured asset-based facility, of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings.

The asset-based facility is guaranteed by assets of our direct and indirect wholly owned domestic subsidiaries, subject to certain exceptions described in the asset-based facility.  The obligations under the asset-based facility are secured by a lien on substantially all of our assets and the assets of the subsidiary guarantors, subject to certain exceptions described in the asset-based facility, including a pledge of up to 65% of the equity interests of our first tier foreign subsidiaries.

The asset-based facility was amended on July 29, 2014, September 15, 2014, October 28, 2014 and January 23, 2015, to permit, among other things, the dispositions of Costa Fortuna and Tecniwell, businesses within the Geoconstruction business segment.

The asset-based facility was further amended on March 2, 2015 to permit the issuance of the 8.0% Senior Secured Second Lien Convertible Notes (8.0% Convertible Notes) in the offering described below, as well as the exchange a portion of the 4.25% Convertible Notes, and the grant of the subordinated liens securing the 8.0% Convertible Notes issued in the offering. In addition, the amendment, among other things:

• reduced the maximum amount that may be borrowed under the asset-based facility from $135.0 million to $120.0;

• increased the applicable interest rate margin under the asset-based facility agreement by 0.5%; and

•        if at the end of any business day, Layne or any of the co-borrowers under the asset-based facility have cash or cash equivalents (less any outstanding checks and electronic funds transfers) in excess of $15.0 million (excluding any amounts in bank accounts used solely for payroll, employee benefits or withholding taxes), requires Layne to use such excess amounts to prepay any revolving loans then outstanding by the end of the following business day.

The March 2015 amendment also permits us to make certain voluntary prepayments, payments, repurchases or redemptions, retirements, defeasances or acquisitions for value of the 8.0% Convertible Notes, provided there would be no default before or after such action and certain payment conditions are satisfied.

Concurrent with the closing of the sale of the Geoconstruction business segment on August 17, 2015, the sixth amendment and restatement to our existing asset-based facility (the “Sixth Amendment”) became effective.  The Sixth Amendment, among other things:

●	reduced total commitments from $120.0 million to $100.0 million;
●

reduced the dollar amount of Excess Availability that must be maintained in order to avoid a Cash Dominion Period and Covenant Compliance Period  (each as defined in the asset-based facility agreement) from $25.0 million to $17.5 million;

●	revised the manner in which the borrowing base is calculated; and
●	increased the annual commitment fee on unused commitments from 0.50% to 0.75%, payable quarterly.

Availability under the asset-based facility is currently the lesser of (i) $100.0 million or (ii) the borrowing base (as defined in the asset-based facility agreement).

Availability under the asset-based facility as of January 31, 2016, was approximately $100.0 million, as the borrowing base exceeded total commitments. Approximately $33.9 million of letters of credit were issued under the asset-based facility as of January 31, 2016, resulting in Excess Availability (described below) of $66.1 million.

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

We must maintain a cumulative minimum cash flow as defined in the asset based facility agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

•	for a period for 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $17.5 million, and

•	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

•	capital expenditures;
•	cash interest expense;
•	any regularly scheduled amortized principal payments on indebtedness; and
•	cash taxes.

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days.  We must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period.  We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance Period during any fiscal quarter ending from July 31, 2014 through April 30, 2015, and the fiscal quarter ending January 31, 2016.

The asset-based facility also contains a subjective acceleration clause that can be triggered if the lenders determine that we have experienced a material adverse change.  If triggered by the lenders, this clause would create an Event of Default (as defined in the asset-based facility agreement), which in turn would permit the lenders to accelerate repayment of outstanding obligations.

The balance sheet classification of the borrowings under the asset-based facility has been determined in accordance with ASC Topic 470-10-45, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”  Accordingly, the borrowings have been classified as a long-term liability in the accompanying Consolidated Balance Sheet.

In general, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all of Layne’s funds received on a daily basis will be applied to reduce amounts owing under the asset-based facility.  Based on current projections Layne does not anticipate being in a Covenant Compliance Period during the next twelve months. Also, because Excess Availability currently is, and is expected to be for the next twelve months, sufficient not to trigger a Covenant Compliance Period, we are and anticipate being in compliance with the applicable debt covenants associated with the asset-based facility for the next twelve months.

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

The maturity date for the asset based facility is April 15, 2019.  However, the maturity date will accelerate to May 15, 2018 if each of the following has not yet occurred on or before such date: (i) either (a) all of the 8.0% Convertible Notes (or Permitted Refinancing Indebtedness (as defined in the asset-based facility agreement) in respect thereof) are converted or (b) the maturity date of the 8.0% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) is extended to a date which is after October 15, 2019, and (ii) either (a) all of the 4.25% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) are converted, (b) the maturity date for the 4.25% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) is extended to a date which is after October 15, 2019, or (c) the 4.25% Convertible Notes are effectively discharged. The 4.25% Convertible Notes will be effectively discharged after, among other things, we have irrevocably deposited with the trustee of the 4.25% Convertible Notes cash in an amount sufficient to pay any remaining interest and principal payments due on any then remaining unconverted 4.25% Convertible Notes, with irrevocable instructions to the trustee to make such payments to the holders of the 4.25% Convertible Notes as they become due.

4.25% Convertible Senior Notes

On November 12, 2013, we completed the issuance and sale of $110.0 million aggregate principal amount of 4.25% Convertible Notes due 2018 (the “4.25% Convertible Notes”), in accordance with the terms of the purchase agreement (the “Purchase Agreement”) entered into with Jefferies LLC (the “Initial Purchaser”). On December 5, 2013, the Initial Purchaser exercised its option to purchase an additional $15.0 million aggregate principal amount of 4.25% Convertible Notes as part of the Purchase Agreement. The 4.25% Convertible Notes were issued pursuant to an Indenture, dated November 12, 2013 (the “4.25% Convertible Notes Indenture”), between Layne and U.S. Bank National Association, as trustee. The 4.25% Convertible Notes are senior, unsecured obligations of Layne. The 4.25% Convertible Notes are convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock, or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018. However, before May 15, 2018, the 4.25% Convertible Notes will not be convertible except in certain circumstances provided in the 4.25% Convertible Notes Indenture.

The 4.25% Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The 4.25% Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.

The initial conversion rate was 43.6072 shares of our common stock per $1,000 principal amount of 4.25% Convertible Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of our common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our call of the 4.25% Convertible Notes for redemption.

On and after November 15, 2016, and prior to the maturity date, pursuant to the 4.25% Convertible Note Indenture, we may redeem all, but not less than all, of the 4.25% Convertible Notes for cash if the sale price of our common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date we deliver notice of the redemption. The redemption price will equal 100% of the principal amount of the 4.25% Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in the 4.25% Convertible Notes Indenture), holders of the 4.25% Convertible Notes will have the right, at their option, to require us to repurchase their 4.25% Convertible Notes in cash at a price equal to 100% of the principal amount of the 4.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

The following table presents the carrying value of the 4.25% Convertible Notes:

	January 31,	January 31,
(in thousands)	2016	2015
Carrying amount of the equity conversion component	$3,106	$11,128
Principal amount of the 4.25% Convertible Notes	$69,500	$125,000
Unamortized deferred financing fees	(1,523)	(3,571)
Unamortized debt discount (1)	(6,211)	(14,945)
Net carrying amount	$61,766	$106,484

(1)	As of January 31, 2016, the remaining period over which the unamortized debt discount will be amortized is 33 months using an effective interest rate of 9%.

8.0 % Senior Secured Second Lien Convertible Notes

On March 2, 2015, we completed the offering of approximately $100.0 million aggregate principal amount of 8.0% Senior Secured Second Lien Convertible Notes (“8.0% Convertible Notes”).  The 8.0% Convertible Notes were offered at par to certain investors that held approximately $55.5 million of our 4.25% Convertible Notes due 2018 pursuant to terms in which the investors agreed to (i) exchange the 4.25% Convertible Notes owned by them for approximately $49.9 million of the 8.0% Convertible Notes and (ii) purchase approximately $49.9 million aggregate principal amount of 8.0% Convertible Notes at a cash price equal to the principal amount thereof.  The amount of accrued interest on the 4.25% Convertible Notes delivered by the investors in the exchange was credited to the cash purchase price payable by the investors in the purchase.

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

The 8.0% Convertible Notes are senior, secured obligations and are guaranteed by our subsidiaries that currently are co-borrowers or guarantors under our asset-based facility, as well as all of our future wholly-owned U.S. restricted subsidiaries and, in certain cases, certain of our other subsidiaries.

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

The 8.0% Convertible Notes Indenture permits us to reinvest the net proceeds from certain “asset sales” (as defined in the 8.0% Convertible Notes Indenture).  Any such reinvestments are subject to the criteria and time periods in the 8.0% Convertible Notes Indenture.  Any net proceeds from “asset sales” that are not reinvested within the applicable time period constitute “excess proceeds” (as defined in the 8.0% Convertible Notes Indenture). When the aggregate amount of “excess proceeds” exceeds $10.0 million, we must, within 30 days, make an offer to all holders of the 8.0% Convertible Notes and holders of certain other pari passu debt obligations of the Company (together, the “Qualifying Indebtedness”) to repurchase the Qualifying Indebtedness up to the maximum amount of the available “excess proceeds.”  The Qualifying Indebtedness repurchase price will equal 100% of the principal amount plus any accrued and unpaid interest to, but excluding the repurchase date.  The holders of the Qualifying Indebtedness may, at their option, elect to accept the repurchase offer.  If the aggregate amount of Qualifying Indebtedness tendered for repurchase exceeds the amount of “excess proceeds”, the Qualifying Indebtedness tendered will be repurchased on a pro rata basis.  We may use any “excess proceeds” remaining as a result of an insufficient amount of Qualifying Indebtedness being tendered for repurchase for any purpose not otherwise prohibited by the 8.0% Convertible Notes Indenture.

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

The initial conversion rate was 85.4701 shares of our common stock per $1,000 principal amount of 8.0% Convertible Notes (equivalent to an initial conversion price of approximately $11.70 per share of our common stock). The conversion rate is subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our call of the 8.0% Convertible Notes for redemption.

The 8.0% Convertible Notes Indenture contains covenants that, among other things, restrict our ability and that of our restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (2) create liens; (3) declare or pay dividends on, make distributions with respect to, or purchase or redeem, our equity interests or the equity interests of our restricted subsidiaries, or make certain payments on subordinated or unsecured indebtedness or make certain investments; (4) enter into certain transactions with affiliates; (5) engage in certain asset sales unless specified conditions are satisfied; and (6) designate certain subsidiaries as unrestricted subsidiaries. The 8.0% Convertible Notes Indenture also contains events of default after the occurrence of which the 8.0% Convertible Notes may be accelerated and become immediately due and payable.

If any amount payable on a 8.0% Convertible Note (including principal, interest, a fundamental change repurchase or a redemption) is not paid by us when it is due and payable, such amount will accrue interest at a rate equal to 9.0% per annum from such payment date until paid.

In accordance with guidance in ASC Topic 815-15, we determined that the embedded conversion components and other embedded derivatives of the 8.0% Convertible Notes do not require bifurcation and separate accounting. We accounted for the 8.0%

Convertible Notes as debt with conversion features that are not beneficial under ASC Topic 470-20. Accordingly, all the proceeds from the issuance of the 8.0% Convertible Notes are recorded as a liability in our Consolidated Balance Sheets.

The following table presents the carrying value of the 8.0% Convertible Notes:

January 31,
(in thousands)	2016
Principal amount of the 8.0% Convertible Notes	$99,898
Unamortized deferred financing fees	(2,693)
Net carrying amount	$97,205

Surety Bonds

As of January 31, 2016 and 2015, surety bonds issued to secure performance of our projects amounted to $259.7 million and $359.5 million, respectively.

(7) Other Income, Net

Other income, net consisted of the following:

	Years Ended January 31,
(in thousands)	2016	2015	2014
Gain from disposal of property and equipment	$1,064	$2,320	$6,373
Interest income	732	73	8
Currency exchange loss	(73)	(241)	(11)
Other	631	(800)	326
Total	$2,354	$1,352	$6,696

Gain from the disposal of property and equipment of $1.1 million for the fiscal year ended January 31, 2016, relates to the sale of non-core assets.  For the fiscal year ended January 31, 2015, the gain from the disposal of property and equipment of $2.3 million includes the gain on sale of real estate of $1.0 million and the sale of other non-core assets. Included in the gain from disposal of property and equipment for the year ended January 31, 2014 are surplus assets which were sold throughout the fiscal year ended January 31, 2014, including items from the former corporate headquarters in Mission Woods, Kansas.

(8) Income Taxes

Loss from continuing operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2016	2015	2014
Domestic	$(24,660)	$(54,539)	$(53,465)
Foreign	(29,837)	(11,855)	1,972
Total	$(54,497)	$(66,394)	$(51,493)

Components of income tax (benefit) expense from continuing operations were as follows:

	Years Ended January 31,
(in thousands)	2016	2015	2014
Currently due:
U.S. federal	$(374)	$(4,352)	$(2,804)
State and local	(685)	129	125
Foreign	2,182	2,182	10,899
	1,123	(2,041)	8,220
Deferred:
U.S. federal	(3,202)	(1,559)	44,352
State and local	573	361	4,247
Foreign	(129)	(706)	65
	(2,758)	(1,904)	48,664
Total	$(1,635)	$(3,945)	$56,884

A reconciliation of the total income tax (benefit) expense from continuing operations to the statutory federal rate is as follows for the fiscal years ended January 31:

	2016		2015		2014
(in thousands)	Amount	Effective Rate	Amount	Effective Rate	Amount	Effective Rate
Income tax at statutory rate	$(19,073)	35.0%	$(23,237)	35.0%	$(18,022)	35.0%
State income tax, net	537	(1.0)	(1,456)	2.2	(2,421)	4.7
Difference in tax expense resulting from:
Nondeductible expenses	863	(1.6)	(603)	0.9	4,933	(9.6)
Taxes on foreign affiliates	2,213	(4.1)	1,798	(2.7)	12,178	(23.6)
Taxes on foreign operations	(13,594)	25.0	(6,001)	9.0	(13,475)	26.2
Valuation allowance	35,114	(64.4)	26,035	(39.2)	73,379	(142.5)
Tax benefit related to tax expenses recorded on discontinued operations and equity	(3,597)	6.6	—	—	(7,114)	13.8
Changes in uncertain tax provisions	(1,200)	2.2	(1,010)	1.5	5,330	(10.4)
Other	(2,898)	5.3	529	(0.8)	2,096	(4.1)
Total	$(1,635)	3.0%	$(3,945)	5.9%	$56,884	(110.5)%

The benefit for nondeductible expenses for the fiscal year ended January 31, 2015 resulted from the reversal of a prior year penalty accrual related to the FCPA investigation.  See Note 13 to the Consolidated Financial Statements.

The tax effect on pretax loss from continuing operations generally is determined by a computation that does not consider the tax effect on other categories of income or loss (for example, other comprehensive loss, discontinued operations, additional paid in capital, etc.). An exception to that general rule is provided when there is a pretax loss from continuing operations and pretax income from other categories of income. Pursuant to this exception, we recorded a tax benefit on continuing operations during the fiscal years ended January 31, 2016 and 2014.  During the fiscal year ended January 31, 2016, a tax benefit of $3.6 million was recorded on continuing operations which offset tax expense recorded on discontinued operations.  During the fiscal year ended January 31, 2014, we recorded a tax benefit  of $7.1 million on continuing operations which offsets a tax provision recorded against additional paid in capital as a result of the issuance of the 4.25% Convertible Notes.

We recorded $35.1 million, $26.0 million and $73.4 million of valuation allowances from continuing operations on our net domestic and certain foreign deferred tax assets during the fiscal years ended January 31, 2016, 2015 and 2014, respectively. The valuation allowances recorded for FY2016 and FY2014 were recorded on deferred tax assets generated during the respective years, and were primarily related to tax losses and tax credit carryforwards.  The valuation allowance recorded during FY2014 included $54.4 million related to deferred tax assets established during a prior year, and $19.0 million related to deferred tax assets established in the current year. The total valuation allowance at January 31, 2016 of $140.1 million was comprised of a domestic valuation allowance of $121.5 million and a foreign valuation allowance of $18.6 million.

In assessing the need for a valuation allowance, we concluded that we had a cumulative loss on domestic operations after adjusting for significant non-recurring charges beginning in FY2014 and continuing through FY2016. Based on this assessment, we concluded that it was not more likely than not that realization of our domestic deferred tax assets would occur in future periods, and accordingly a valuation allowance was provided. Similar consideration was given to foreign deferred tax assets, and we concluded that certain foreign deferred tax assets were also not more likely than not to be realized and a valuation allowance was recorded. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future.

We maintain $1.0 million of deferred tax assets in various foreign jurisdictions as of January 31, 2016, where management believes that realization is more likely than not. Our foreign subsidiaries will need to generate taxable income of approximately $3.3 million in their respective jurisdictions where the deferred tax assets are recorded in order to fully realize the deferred tax asset. Management will continue to evaluate all of the evidence in future periods and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods.

The net income (loss) from discontinued operations for the fiscal years ended January 31, 2016, 2015 and 2014 was $8.1 million, ($46.9) million and ($19.7) million, respectively. These amounts are net of income tax (expense) benefit of ($3.6) million, ($0.7) million and $0.2 million, respectively. The effective tax rates for discontinued operations were (31.1)%, 1.5% and (1.1)% for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Deferred income taxes result from temporary differences between the financial statement and tax bases of our assets and liabilities. The sources of these differences and their cumulative tax effects were as follows:

	Years Ended January 31,
(in thousands)	2016	2015
Accruals	$29,734	$25,130
Share based compensation	2,415	3,327
Intangibles	4,039	4,303
Foreign tax credit carryforwards	45,809	42,515
Tax loss carryforwards	49,154	42,817
Cumulative translation adjustment	6,588	6,593
Capital loss carryforwards	13,398	12,011
Other assets	2,330	1,712
Total deferred tax asset	153,467	138,408
Valuation allowance	(140,124)	(114,990)
Buildings, machinery and equipment	(6,519)	(11,687)
Convertible Notes	(2,422)	(5,829)
Unremitted foreign earnings	(6,593)	(7,071)
Other liabilities	(2,412)	(3,876)
Total deferred tax liability	(17,946)	(28,463)
Net deferred tax liability	$(4,603)	$(5,045)

We had the following tax losses and tax credit carryforwards at January 31, 2016:

		Gross	Expected Tax
		Carryforward	Benefit	Valuation
(dollars in millions)	Expiration	Amount	Amount	Allowance
Federal net operating loss carryforwards	2034-2036	$79.1	$27.7	$(27.7)
State net operating loss carryforwards	2024-2036	173.6	6.9	(6.9)
Federal capital loss carryforwards	2020	34.5	12.1	(12.1)
State capital loss carryforwards	2020	34.5	1.3	(1.3)
Foreign tax loss carryforwards	2019-2031	49.9	14.5	(14.5)
Federal foreign tax credit carryforwards	2018-2022	n/a	20.0	(20.0)
Federal foreign tax credit carryforwards	2023-2026	n/a	25.8	(25.8)
Total			$108.3	$(108.3)

As of January 31, 2016, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $45.9 million for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or if we were to sell our stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

Deferred income taxes were provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding penalties and interest is as follows:

	Years Ended January 31,
(in thousands)	2016	2015	2014
Balance, beginning of year	$13,018	$15,312	$11,996
Additions based on tax positions related to current year	81	187	766
Additions for tax positions of prior years	1,326	28	4,450
Settlement with tax authorities	—	(707)	(1)
Reductions for tax positions of prior years	(3,392)	(308)	(341)
Reductions due to the lapse of statutes of limitation	(224)	(1,494)	(1,558)
Balance, end of year	$10,809	$13,018	$15,312

Substantially all of the unrecognized tax benefits recorded at January 31, 2016, 2015 and 2014 would affect the effective rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next year by approximately $8.7 million due to settlements of audit issues and expiration of statutes of limitation.

We classify interest and penalties related to income taxes as a component of income tax expense. As of January 31, 2016, 2015 and 2014, we had $7.8 million, $8.5 million and $8.4 million, respectively, of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties (decreased) increased ($0.7) million, $0.1 million and ($1.3) million during the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

We file income tax returns in the U.S., various state jurisdictions and certain foreign jurisdictions. The statute of limitations remains open for tax years ended January 31, 2013 through 2016. We are currently under examination for federal purposes for the tax year ended January 31, 2014, and there are several state examinations currently in progress.

We file income tax returns in the foreign jurisdictions where we operate. The returns are subject to examination which may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally the tax years 2013 through 2016 remain open to examination.

(9) Operating Lease Obligations

Our operating leases are primarily for buildings, light and medium duty trucks, and other equipment. We sublease certain portion of our facilities under non-cancelable sublease agreements.

Rent expense under operating leases (including insignificant amounts of contingent rental payments and sublease rental income) was $7.3 million, $9.6 million and $14.7 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms and related subleases in excess of one year from January 31, 2016, are as follows:

Minimum Rental
(in thousands)	Commitments
2017	$5,112
2018	3,874
2019	3,245
2020	2,989
2021	2,950
Minimum lease payments	$18,170

(10) Employee Benefit Plans

Our salaried and certain hourly employees participate in our sponsored, defined contribution plans. Total expense recorded in selling, general and administrative costs for our portion of these plans was $3.0 million, $3.2 million and $3.4 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.

We have a deferred compensation plan for certain management employees. Participants may elect to defer up to 25% of their salaries and up to 50% of their bonuses to the plan. Matching contributions, and the vesting period of those contributions, are established at our discretion. Employee deferrals are vested at all times. The total amount deferred, including matching, for the fiscal years ended January 31, 2016, 2015 and 2014 was $0.0 million, $0.2 million and $0.8 million, respectively. The total liability for deferred compensation was $6.3 million and $8.6 million as of January 31, 2016 and 2015, respectively.  These liabilities are primarily included in other non-current liabilities, except for those amounts due in the next twelve months, which are recorded in accrued compensation in the Consolidated Balance Sheet.

We contribute to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover our union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers;
•	if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and
•

if we choose to stop participating in some of our multiemployer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

In accordance with accounting guidance, we evaluated each of our multiemployer plans to determine if any were individually significant. The evaluation was based on the following criteria:

•	the total employees participating in the multiemployer plan compared to the total employees covered by the plan;
•	the total contributions to the multiemployer plan as a percentage of the total contributions to the plan by all participating employers; and
•	the amount of potential liability that could be incurred due to our withdrawal from the multiemployer plan, underfunded status of the plan or other participating employers’ withdrawal from the plan.

As of January 31, 2016 and 2015, we did not participate in multiemployer plans that would be considered individually significant.

We make contributions to these multiemployer plans equal to the amounts accrued for pension expense. Total contributions and union pension expense for these plans was $2.1 million, $1.9 million and $2.2 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to us.

We also provide supplemental retirement benefits to a former chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of his defined contribution plan balance. We do not contribute to the plan or maintain any investment assets related to the expected benefit obligation. We have recognized the full amount of our actuarially determined pension liability. The current portion recognized in our Consolidated Balance Sheets as other accrued expenses was $0.3 million as of January 31, 2016 and 2015, respectively. The long-term portion recognized in our Consolidated Balance Sheets as of January 31, 2016 and 2015 were $5.2 million and $5.9 million, respectively, as other non-current liabilities. Net periodic pension cost of the supplemental retirement benefits for the fiscal years ended January 31, 2016, 2015 and 2014 was ($0.4) million, $1.3 million and $0.0 million, respectively.

(11) Equity-Based Compensation

Layne has an equity-based compensation plan that provides for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2016, there were 750,137 shares which remain available to be granted under the plan as stock options or restricted stock awards. We have the ability to issue shares under the plans either from new issuances or from treasury, although we have previously always issued new shares and expect to continue to issue new shares in the future.

We granted 154,372 restricted stock units and 973,681 performance vesting restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the fiscal year ended January 31, 2016. The grants consist of both service-based awards and market-based awards. On July 20, 2015, we issued a total of 10,000 stock options and 61,728 restricted stock units to our newly appointed Senior Vice President and Chief Financial Officer, as part of his inducement grant. Both of these awards were granted outside of our 2006 Equity Incentive Plan and include both a service period and a market performance vesting condition. The inducement grant awards were made pursuant to the NASDAQ inducement grant exception as a material component of his employment compensation.

We recognized $3.9 million, $2.6 million and $3.2 million of compensation cost for share-based plans for the fiscal years ended January 31, 2016, 2015 and 2014, respectively. Of these amounts, $3.0 million, $1.2 million and $1.5 million, respectively, related to non-vested stock. The total income tax benefit recognized for share-based compensation arrangements was $1.5 million, $1.0 million and $1.3 million for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.  All options were granted at an exercise price equal to the fair market value of our common stock at the date of grant. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years.

As of January 31, 2016, total unrecognized compensation cost related to unvested stock options was approximately $0.6 million, which is expected to be recognized over a weighted-average period of 1.6 years.  As of January 31, 2016, there was approximately $3.6 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

The fair value of share-based compensation granted in the form of stock options is determined using a lattice or Black-Scholes valuation model. The valuations in each respective year were made using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock price. We use historical data to estimate early exercise and post-vesting forfeiture rates to be applied within the valuation model. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value per share at the date of grant for options granted during the fiscal years ended January 31, 2016, 2015 and 2014 was $1.60, $5.59 and $8.11, respectively.

	Years Ended January 31,
Assumptions:	2016	2015	2014
Weighted-average expected volatility	52.6%	51.0%	49.2%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.70%	1.46%	1.25%
Expected term (in years)	3.3	5.6	7.0
Exercise multiple factor	1.65	1.89	2.1
Post-vesting forfeiture	12.5%	13.1%	2.4%

Stock option transactions for the fiscal years ended January 31, 2016, 2015 and 2014 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2013	1,285,303	$25.97
Granted	227,869	20.80
Exercised	(72,611)	15.96		$—
Expired	(208,952)	31.45
Forfeited	(125,797)	28.67
Outstanding at January 31, 2014	1,105,812	24.22
Granted	360,586	13.11
Exercised	—	—		—
Expired	(55,126)	16.63
Forfeited	(395,758)	23.03
Outstanding at January 31, 2015	1,015,514	21.15
Granted	106,168	5.51
Exercised	—			—
Expired	(77,707)	24.73
Forfeited	(204,260)	26.20
Outstanding at January 31, 2016	839,715	17.61	7.1

Exercisable at January 31, 2014	790,905	24.84
Exercisable at January 31, 2015	653,978	24.46
Exercisable at January 31, 2016	576,871	19.00	6.5

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

Nonvested stock awards having service requirements only, are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Other nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) or the disability or the death of the executive and for equitable adjustment in the event of changes in our equity structure.  We granted certain performance based nonvested stock awards during the years ended January 31, 2016, 2015 and 2014, which were valued using the Monte Carlo simulation model.

Assumptions used in the Monte Carlo simulation model for the fiscal years ended January 31, 2016, 2015 and 2014 were as follows:

	Years Ended January 31,
Assumptions:	2016	2015	2014
Weighted-average fair value	$3.04	$8.96	$14.61
Weighted-average expected volatility	44.2%	37.0%	36.6%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average risk free rate	0.9%	0.9%	0.4%

Non-vested share transactions for the fiscal years ended January 31, 2016, 2015 and 2014 were as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2013	275,666	$27.41
Granted - Directors	4,744	21.08
Granted - Restricted stock units	22,289	20.96
Granted - Performance vesting shares	80,613	14.61
Vested	(10,065)	27.21
Canceled	(8,099)	20.89
Forfeited	(72,725)	16.97
Nonvested stock at January 31, 2014	292,423	23.42
Granted - Directors	13,090	17.19
Granted - Restricted stock units	394,489	17.06
Granted - Performance vesting shares	244,679	8.96
Vested	(13,027)	25.82
Forfeited	(444,362)	18.95
Nonvested stock at January 31, 2015	487,292	14.86
Granted - Directors	24,085	5.19
Granted - Restricted stock units	130,287	5.25
Granted - Performance vesting shares	1,035,409	3.03
Vested	(182,563)	17.07
Forfeited	(87,340)	8.57
Nonvested stock at January 31, 2016	1,407,170	5.20	$7,205

(12) Fair Value Measurements

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

•	Level 3 – Unobservable inputs reflecting our own assumptions and best estimate of what inputs market participants would use in pricing an asset or liability.

Our assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments held at fair value, are presented below as of January 31, 2016 and 2015:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
January 31, 2016
Financial Assets:
Current restricted deposits held at fair value	$3,466	$3,466	$—	$—
Long term restricted deposits held at fair value	4,252	4,252	—	—
Contingent consideration receivable(1)	4,244	—	—	4,244

January 31, 2015
Financial Assets:
Current restricted deposits held at fair value	$4,145	$4,145	$—	$—
Long term restricted deposits held at fair value	4,231	4,231	—	—
(1)

The contingent consideration receivable represents our share in the profits of one of the contracts assumed by the purchaser, as part of the sale of the Geoconstruction business on August 17, 2015. The amount was estimated based on the projected profits of the contract. There have been no changes in the estimated fair value since the closing date of the sale agreement.

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

The following table summarizes the carrying values and estimated fair values of the long-term debt:

	January 31, 2016		January 31, 2015
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
4.25% Convertible Notes	$61,766	$49,873	$106,484	$98,438
8.0% Convertible Notes	97,205	92,156	—	—
Asset-based facility	—	—	21,964	21,964

During the fiscal year ended January 31, 2016, we performed an assessment of property and equipment located in Africa and Australia. Based on our assessment, we recorded a charge of approximately $3.9 million to adjust certain property and equipment with a carrying value of $10.4 million to its estimated fair value of $6.5 million. The fair value of the assets was determined primarily using Level 2 inputs that includes available third-party quoted prices and appraisals of assets.

(13) Contingencies

Our drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when, as is frequently the case, we conduct a project on a fixed-price, bundled basis where we delegate certain functions to subcontractors but remain responsible to the customer for the subcontracted work. In addition, we are exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with our services and products. Litigation arising from any such occurrences may result in Layne being named as a defendant in lawsuits asserting large claims. Although we maintain insurance protection which we consider economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which we are not fully insured could have a material adverse effect on us. In addition, we do not maintain political risk insurance with respect to our foreign operations.

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

As of January 31, 2014, we had accrued $10.4 million, representing our best estimate at that time, for settlement of these matters.  During the second quarter of FY2015, we reduced our accrual to $5.2 million in connection with the DOJ’s closure of its investigation. On October 27, 2014, Layne entered into a settlement with the SEC to resolve the allegations concerning potential violations of the FCPA. This settlement with the SEC resolves all outstanding government investigations with respect to Layne concerning potential FCPA violations. Under the terms of the settlement, without admitting or denying the SEC’s allegations, we consented to entry of an administrative cease-and-desist order under the books and records, internal controls and anti-bribery provisions of the FCPA. We agreed to pay to the SEC $4.7 million in disgorgement and prejudgment interest, and $0.4 million in penalties. We also agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date. The amounts in connection with the settlement were paid on November 6, 2014.

On April 17, 2013, an individual person filed a purported class action suit against three of our subsidiaries and two other companies supposedly on behalf of all lessors and royalty owners from 2004 to the present. The plaintiff essentially alleges that Layne and two other companies allocated the market for mineral leasing rights and restrained trade in mineral leasing within the state of Kansas. The plaintiff seeks certification as a class and unquantified damages.  On March 25, 2016, the plaintiff voluntarily dismissed the suit without prejudice.

We are involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of business. Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  We believe that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon our business or consolidated financial position, results of operations or cash flows. However, it is possible, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the assumptions related to these proceedings. In accordance with U.S. generally accepted accounting principles, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the strategies change, it is possible that our estimate of the probable liability in these matters may change.

(14) Discontinued Operations

During the fiscal year ended January 31, 2016, we have continued our strategic review of all aspects of our portfolio of businesses and operations, to reshape our operating portfolio and concentrate on our core competencies. As part of this developing strategy, we announced our decision to exit the Geoconstruction business during the second quarter of the fiscal year ended January 31, 2016. Costa Fortuna and Tecniwell, both lines of business within the Geoconstruction segment, were sold during the fiscal year ended January 31, 2015.

Geoconstruction

On August 17, 2015, we sold our Geoconstruction business segment to a subsidiary of Keller Foundations, LLC, a member of Keller Group plc (“Keller”), for a total of $42.3 million, including the preliminary estimate of the business segment’s working capital.  After post-closing adjustments, the total purchase price increased to $47.7 million, to adjust for our estimated share in the profits of one of the contracts being assumed by Keller and final working capital adjustments. As of January 31, 2016, we have approximately $1.5 million of amounts held in an escrow account, which is part of Other Assets in the Consolidated Balance Sheet, to be paid at a later date upon the satisfaction of certain conditions. In addition, as of January 31, 2016, we recognized a $4.2 million contingent consideration receivable, included in Other Assets in the Condensed Consolidated Balance Sheet. The contingent consideration represents our best estimate of our share in the profits of one of the contracts assumed by Keller. We recognized a pre-tax gain on the sale of approximately $12.9 million in the third quarter of the fiscal year ended January 31, 2016, which is recorded as part of net income from discontinued operations in the Consolidated Statement of Operations.

Tecniwell

On October 31, 2014, we disposed of Tecniwell to Alberto Battini (50%) and Paolo Trubini (50%), an employee of Tecniwell at the time of disposal. The transaction was a sale by Layne of all quotas representing 100% of the corporate capital of Tecniwell in exchange for $0.9 million. The purchase price for the quotas was paid in two equal payments. Layne received $0.5 million on October 31, 2014 and the remainder on January 22, 2015. We recorded a loss on the sale of the business amounting to $0.8 million, which is included on the Consolidated Statements of Operations as a loss from discontinued operations.

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

The purchase price for the shares and remaining intercompany receivable is payable in future years, beginning with the year ended December 31, 2015, based on 33.33% of Costa Fortuna’s income before taxes for such year. The unpaid portion of the purchase price will accrue interest at the rate of 2.5% per annum. The unpaid balance of the purchase price, plus accrued interest, is due and payable to Layne on July 31, 2024. The loss on the sale of the business was $38.3 million, which is included on the Consolidated Statements of Operations for the fiscal year ended January 31, 2015 as a loss from discontinued operations.

During the fiscal year ended January 31, 2016, we wrote off the balance of the receivable from the sale of Costa Fortuna amounting to $3.2 million, which is included under other income (expense) line in loss from discontinued operations in the Consolidated Statement of Operations.

The major classes of assets and liabilities of the Geoconstruction business segment classified as discontinued operations in the Consolidated Balance Sheets are as follows:

As of
January 31,
(in thousands)	2015
Major classes of assets
Cash	$—
Accounts receivable	9,699
Costs and estimated earnings in excess of billings on uncompleted contracts	5,329
Inventory	1,052
Other current assets	—
Total current assets - discontinued operations	16,080
Investments in affiliates	1,847
Other assets - discontinued operations	18,833
Total major classes of assets - discontinued operations	$36,760

Major classes of liabilities
Accounts payable	$3,002
Billings in excess of costs and estimated earnings on uncompleted contracts	4,198
Total current liabilities - discontinued operations	7,200
Other long term liabilities - discontinued operations	—
Total major classes of liabilities - discontinued operations	$7,200

Our noncontrolling interests include ownership equity in entities that are part of the Geoconstruction business segment, which were discontinued as a result of the sale. Noncontrolling interests amounted to $444 thousand as of January 31, 2015, of which $396 thousand related to discontinued operations.

Prior to the completion of the sale of the Geoconstruction business segment, we owned 65% and 50% of Case-Bencor Joint Venture (Washington) and Case-Bencor Joint Venture (Iowa), respectively, which were both included as part of the Geoconstruction business segment as investments in affiliates, and were discontinued as a result of the sale. Summarized financial information of the entities, which were accounted for as equity method investments, through the date of the sale was as follows:

	Years Ended January 31,
(in thousands)	2016	2015	2014
Income statement data:
Revenues	$10,720	$24,879	$—
Gross profit	2,466	5,496	—
Net income	2,466	5,496	—

In accordance with our adoption of ASU 2014-08 effective February 1, 2015, additional disclosure relating to cash flow is required for discontinued operations. Cash flow information for Costa Fortuna and Tecniwell is not required since they were accounted for based on the previous accounting guidance. Cash flow data relating to the Geoconstruction business segment is presented below:

	Years Ended January 31,
(in thousands)	2016	2015	2014
Cash flow data:
Depreciation and amortization	$3,240	$7,305	$7,510
Capital expenditures	207	366	921

SolmeteX

We authorized the sale of our SolmeteX operations during the first quarter of the fiscal year ended January 31, 2014 as part of a strategic analysis of our businesses. As of April 30, 2013, we considered SolmeteX a discontinued operation and reflected it as such in the Consolidated Financial Statements. On July 30, 2013, we completed the sale of our SolmeteX operations to a third party. Pursuant to the sale agreement, we received $750,000 in preferred units of SolmeteX, LLC and received $10.6 million of cash on August 1, 2013. The preferred units had a 4% yield accruing daily, compounded quarterly on the unreturned capital and unpaid preferred yield. We valued the units at $0.4 million based on the redemption timeline and the stated yield. These preferred units were recorded at their valuation amount on the Consolidated Balance Sheets as part of Other Assets. During the second quarter of the fiscal year ended January 31, 2014, the gain on the sale of the operation was $8.3 million and was included on the Consolidated Statements of Operations as income from discontinued operations.

In July 2014, we sold all of the preferred units of SolmeteX, LLC for $0.5 million, the then recorded valuation.

The financial results of the discontinued operations are as follows:

	Years Ended January 31,
(in thousands)	2016	2015	2014
Revenue	$45,875	$109,588	$90,733
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(34,120)	(97,103)	(67,615)
Selling, general and administrative expenses (exclusive of depreciation, amortization and impairment charges shown below)	(10,004)	(11,385)	(21,428)
Depreciation and amortization	(3,240)	(9,864)	(12,299)
Impairment charges(1)	—	—	(14,646)
Equity in earnings of affiliates	1,104	3,390	—
Other income (expense) items	(821)	(1,822)	(2,966)
Total operating loss on discontinued operations before income taxes	(1,206)	(7,196)	(28,221)
Income tax expense (benefit)	1,460	(551)	3,464
Total operating (loss) income on discontinued operations	$254	$(7,747)	$(24,757)
Total consideration	$47,717	$3,538	$11,108
Net book value of assets sold	(31,776)	(38,610)	(1,813)
Reclassification adjustment for foreign currency translation	—	(3,794)	—
Transaction costs associated with sale	(3,036)	(145)	(962)
Gain (loss) on sale of discontinued operations before income taxes	12,905	(39,011)	8,333
Income tax expense	(5,102)	(120)	(3,250)
Total income (loss) on discontinued operations	$8,057	$(46,878)	$(19,674)

(1)

During FY2014, we determined the carrying value of goodwill attributable to Geoconstruction amounting to $14.6 million exceeded its fair value, and an impairment charge equal to that amount was recorded. The total assessed fair value of zero was determined based on Level 3 inputs.

(15) Segments and Foreign Operations

We are a global solutions provider to the world of essential natural resources – water, minerals and energy. The Chief Operating Decision Maker (CODM) reviews operating results to determine the appropriate allocation of resources within the organization.  The CODM defines the operational and organizational structure into discrete segments based on our primary product lines.

During the second quarter of the fiscal year ended January 31, 2016, we entered into a definitive agreement to sell our Geoconstruction business segment. The operating results of the Geoconstruction business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 14 to Consolidated Financial Statements for further discussion.

During the third quarter of the fiscal year ended January 31, 2016, as a result of our strategic review of all aspects of our operations, we realigned our operating structure to combine the Energy Services segment with Water Resources segment. We determined that given the similar nature of the equipment and services for Energy Services and Water Resources, we can effectively manage our cost structure and serve our customer base in a combined segment. We now manage and report our operations through four segments: Water Resources, Inliner, Heavy Civil, and Mineral Services. Historical segment numbers have been recast to conform to this new operating structure.

Layne’s segments are defined as follows:

Water Resources

Water Resources provides its customers with sustainable solutions for water supply system development and technology, including hydrologic design and construction, source of supply exploration, well and intake construction and well and pump rehabilitation. The segment also brings new technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and nuisance contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. Water Resources drill deep injection wells for industrial (primarily power) and municipal clients that need to dispose of wastewater associated with their processes. We also provide a closed loop water management solution to energy companies involved in hydraulic fracturing. Water Resources provides water systems and services in most regions of the U.S.

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

Heavy Civil

Heavy Civil delivers sustainable solutions to government agencies and industrial clients by overseeing the design and construction of water and wastewater treatment plants and pipeline installation. In addition, Heavy Civil builds radial collector wells (Ranney® Method), surface water intakes, pumping stations, hard rock tunnels and marine construction services – all in support of the world’s water infrastructure. Heavy Civil further differentiates itself by offering a broad range of construction services involving both traditional and alternative delivery methods.  A significant portion of our recent water supply, treatment and pipeline experience has been performed utilizing alternative project delivery methods.  Incorporating the benefits of single source responsibility, improved schedule control, and the potential for cost savings, this sector of our business has steadily increased. Layne has experience with the following alternative project delivery methods: Design-Build, Design-Build-Operate, Construction Management at Risk, and Engineer

Procure Construct. Beyond water solutions, Heavy Civil also designs and constructs biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource. Heavy Civil provides services in most regions of the U.S.

Mineral Services

Mineral Services conducts primarily aboveground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. The service offerings include both exploratory and definition drilling. Global mining companies hire Mineral Services to extract samples from their sites that they analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if a minable mineral deposit exists on the site, the economic viability of mining the site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers water management expertise. The primary markets are in the western U.S., Mexico and South America. As discussed in Note 16 to the Consolidated Financial Statements, during the fiscal year ended January 31, 2016, we implemented a plan to exit our operations in Africa and Australia. Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form its primary presence in this market.

Other

Other includes purchasing operations not included in one of the other segments.

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

	Years Ended January 31,
(in thousands)	2016	2015	2014
Revenues
Water Resources	$227,534	$216,452	$182,211
Inliner	193,704	175,001	148,384
Heavy Civil	175,773	207,036	267,192
Mineral Services	85,922	120,217	172,960
Other	17,682	19,178	19,935
Intersegment Eliminations	(17,605)	(17,316)	(18,580)
Total revenues	$683,010	$720,568	$772,102

Equity in losses of affiliates
Mineral Services	$(612)	$(2,002)	$(2,974)

Income (loss) from continuing operations before income taxes
Water Resources	$5,372	$10,695	$(2,196)
Inliner	24,461	22,870	17,650
Heavy Civil	(4,633)	(21,502)	(7,781)
Mineral Services	(28,043)	(14,909)	(9,534)
Other	(132)	(55)	193
Unallocated corporate expenses	(37,747)	(49,786)	(42,693)
Gain on extinguishment of debt	4,236	—	—
Interest expense	(18,011)	(13,707)	(7,132)
Total loss from continuing operations before income taxes	$(54,497)	$(66,394)	$(51,493)

Investment in affiliates
Mineral Services	$57,364	$61,828	$67,159

	As of and Years Ended January 31,
(in thousands)	2016	2015	2014
Revenues by product line
Water systems	$217,001	$207,363	$179,372
Water treatment technologies	13,746	15,226	34,005
Sewer rehabilitation	193,704	175,001	148,384
Water and wastewater plant construction	126,287	142,261	157,590
Pipeline construction	36,473	49,026	77,497
Environmental and specialty drilling	7,056	6,393	7,543
Exploration drilling	79,723	108,060	150,695
Other	9,020	17,238	17,016
Total revenues by product line	$683,010	$720,568	$772,102
Geographic Information:
Revenues
United States	$635,018	$640,231	$646,560
Africa/Australia	12,521	25,982	42,909
South America	6,363	13,106	16,056
Mexico	27,448	38,436	58,260
Other foreign	1,660	2,813	8,317
Total revenues	$683,010	$720,568	$772,102

Depreciation and amortization
Water Resources	$13,471	$12,530	$11,186
Inliner	2,489	2,767	2,805
Heavy Civil	2,270	4,060	6,491
Mineral Services	10,317	18,187	23,321
Other	2,304	2,175	2,344
Corporate	1,834	2,259	2,645
Total depreciation and amortization	$32,685	$41,978	$48,792

	As of January 31,
(in thousands)	2016	2015	2014
Assets
Water Resources	$120,217	$127,530	$113,212
Inliner	86,391	76,071	67,384
Heavy Civil	76,616	94,283	99,963
Mineral Services	128,102	164,762	206,575
Other	9,146	6,127	6,947
Discontinued Operations	—	36,760	131,074
Corporate	68,185	36,409	17,344
Total assets	$488,657	$541,942	$642,499

Property and equipment, net
United States	$99,718	$110,296	$132,877
Africa/Australia	7,302	15,726	21,314
South America	3,269	4,882	5,931
Mexico	3,193	4,559	8,498
Other foreign	15	66	1,023
Total property and equipment, net	$113,497	$135,529	$169,643

Capital Expenditures
Water Resources	$11,746	$9,491	$10,596
Inliner	9,015	999	2,194
Heavy Civil	1,661	164	166
Mineral Services	3,309	2,855	7,741
Other	—	997	352
Discontinued operations	207	749	9,540
Corporate	490	634	4,460
Total capital expenditures	$26,428	$15,889	$35,049

(16) Restructuring Costs

During the fiscal year ended January 31, 2016, we have taken steps to move towards a more focused strategy to simplify our business and build upon our history in water management (“FY2016 Restructuring Plan”). In response to these steps, and due to the continuing decline in the global minerals market, we implemented a plan to exit our operations in Africa and Australia. The FY2016 Restructuring Plan is expected to be completed by the end of FY2017. Additionally, the Company has incurred other costs supporting our strategic focus in simplifying the business. For the fiscal year ended January 31, 2016, we recognized approximately $16.3 million of restructuring expenses for the FY2016 Restructuring Plan, consisting primarily of severance costs and other personnel-related costs, write-down of the carrying value of inventory and fixed assets, as well as certain external support costs to support our business focus and strategy. The $7.9 million write-down of the carrying value of inventory is reflected as cost of revenues in the Consolidated Statement of Operations for the fiscal year ended January 31, 2016, and approximately $8.4 million is included as restructuring costs in the Consolidated Statements of Operations for the fiscal year ended January 31, 2016. The FY2016 Restructuring Plan related to the segments as follows: $15.6 million in Mineral Services and $0.7 million in Heavy Civil. We estimate remaining amounts to be incurred for the FY2016 Restructuring Plan of approximately $0.2 million.

We previously implemented a restructuring plan during the second quarter of the fiscal year ended January 31, 2015 (“FY2015 Restructuring Plan”).  The FY2015 Restructuring Plan involved, among other things, reductions in the global workforce, asset relocation or disposal and process improvements. The FY2015 Restructuring Plan was designed to achieve short and long-term cost reductions, and was completed during the first quarter of FY2016. For the years ended January 31, 2016 and 2015, approximately $1.6 million and $2.7 million were recorded as restructuring costs in the Consolidated Statement of Operations related to the FY2015 Restructuring Plan, which consisted of severance and other costs. The FY2015 Restructuring Plan related to the segments as follows: $1.2 million in Mineral Service, $0.1 million in Heavy Civil, and $0.3 million in Unallocated Corporate.

The following table summarizes the carrying amount of the accrual for the restructuring plans discussed above:

	Severance
	and other
	personnel-	Write-down
	related	of	Asset
(in thousands)	costs	inventory	write-down	Other	Total

FY2015 Restructuring Plan	$1,440	$—	$—	$1,258	$2,698
Cash expenditures	(935)	—	—	(776)	(1,711)
Balance at January 31, 2015	$505	$—	$—	$482	$987

Restructuring Costs
FY2016 Restructuring Plan	$3,657	$—	$3,870	$835	$8,362
FY2015 Restructuring Plan	13	—	—	1,579	1,592
Total Restructuring Costs	$3,670	$—	$3,870	$2,414	$9,954
Write-down of inventory	—	7,905	—	—	7,905
Cash expenditures	(3,105)	—	—	(1,218)	(4,323)
Non-cash expense	—	(7,905)	(3,870)	(1,245)	(13,020)
Adjustment to liability	87	—	—	(377)	(290)
Balance at January 31, 2016	$1,157	$—	$—	$56	$1,213

(17) Relocation

Layne relocated its corporate headquarters to The Woodlands, Texas, a suburb of Houston in September 2013. The move involved most executive positions in Layne’s corporate leadership, as well as certain other management and staff positions. The relocation is now complete. Expenses of $0.1 million, $1.8 million and $8.6 million were incurred for the fiscal years ended January 31, 2016, 2015 and 2014, respectively.  The expenses are included in selling, general and administrative expenses in the Consolidated Statements of Operations, and consist primarily of employee relocation costs, severance and employee retention arrangements.

(18) New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-06, “Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments,” to clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU and do not believe the effect will be material on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the effect of adoption of this ASU and do not believe the effect will be material on our financial statements.

On November 20, 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes,” to simplify the presentation of deferred income taxes.  ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. This ASU is effective for periods beginning after December 15, 2016. Earlier application is permitted as of the beginning of an interim or annual reporting period. This guidance may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this ASU beginning the fourth quarter of the fiscal year ended January 31, 2016 and elected the prospective approach.  Therefore, deferred taxes as of January 31, 2016 have been recorded as long-term deferred tax assets and long-term deferred tax liabilities on the Consolidated Balance Sheet. Balances as of January 31, 2015 have not been recast.  The adoption of this ASU did not have a material effect on our consolidated financial position or results of operations.

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

On April 7, 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements as a direct deduction from the related debt liability rather than as an asset. This guidance, which is effective for fiscal years beginning after December 15, 2015, and interim periods beginning after December 15, 2016, is required to be applied retrospectively to all periods presented beginning in the year of adoption. On August 18, 2015, FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting” which clarified that the SEC would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We adopted this ASU as of January 31, 2016. This ASU required deferred financing fees associated with our 4.25% Convertible Notes and our 8.0% Convertible Notes to be shown as a deduction to the related long-term debt. As of January 31, 2016 and 2015, we have deferred financing fees associated with our asset-based credit facility of $2.7 million and $3.6 million, respectively, included as part of Other Assets in the Consolidated Balance Sheets.

On February 18, 2015, FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  This guidance which is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, changes the consolidation analysis required under U.S. GAAP for limited partnerships and other variable interest entities (“VIE”).  This guidance may be applied retrospectively to each reporting period presented or using a modified retrospective approach by recognizing a cumulative effect adjustment at the beginning of the fiscal year of adoption. We believe the adoption of this ASU will not have a material impact on our financial statements.

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

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the definition of a discontinued operation and requires entities to provide additional disclosure about disposal transactions that do not meet the discontinued operations criteria. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. We adopted this ASU beginning February 1, 2015 and applied to our current fiscal year 2016 disposition.  The adoption required additional disclosures for our discontinued operations, however it did not impact our results of operations, financial position or cash flows.

(19) Quarterly Results (Unaudited)

Unaudited quarterly results were as follows:

	2016
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$174,271	$176,317	$173,179	$159,243
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)(1)	(143,231)	(151,249)	(142,941)	(132,657)
Depreciation and amortization	(8,735)	(8,254)	(7,940)	(7,756)
Impairment charges	—	(4,598)	—	—
Net loss from continuing operations	(6,574)	(23,510)	(8,994)	(13,784)
Net loss	(6,558)	(18,154)	(3,442)	(16,651)
Net loss attributable to noncontrolling interests	—	—	—	28
Net loss attributable to Layne Christensen Company	(6,558)	(18,154)	(3,442)	(16,623)
Basic loss per share - continuing operations(2)	(0.34)	(1.19)	(0.45)	(0.70)
Diluted loss per share - continuing operations(2)	(0.34)	(1.19)	(0.45)	(0.70)
Basic loss per share(2)	(0.33)	(0.93)	(0.17)	(0.84)
Diluted loss per share(2)	(0.33)	(0.93)	(0.17)	(0.84)
(1)

As discussed in Note 1 to the Consolidated Financial Statements, we utilize multiple methods of revenue recognition based on the nature of work performed. As a result, it is not practical to allocate a portion of depreciation and amortization to cost of revenues for the presentation of gross profit.

(2)

Loss per share was computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

	2015
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$158,645	$184,100	$199,112	$178,711
Cost of revenues (exclusive of depreciation, amortization, and impairment charges shown below)(1)	(137,794)	(155,218)	(162,968)	(154,864)
Depreciation and amortization	(10,819)	(11,437)	(10,077)	(9,645)
Impairment charges	—	—	—	—
Net loss from continuing operations	(27,135)	(12,679)	(1,674)	(20,961)
Net loss	(26,752)	(54,959)	(4,486)	(23,130)
Net (loss) income attributable to noncontrolling interests	(976)	(69)	(18)	239
Net loss attributable to Layne Christensen Company	(27,728)	(55,028)	(4,504)	(22,891)
Basic loss per share - continuing operations(2)	(1.43)	(0.65)	(0.09)	(1.05)
Diluted loss per share - continuing operations(2)	(1.43)	(0.65)	(0.09)	(1.05)
Basic loss per share(2)	(1.41)	(2.81)	(0.23)	(1.16)
Diluted loss per share(2)	(1.41)	(2.81)	(0.23)	(1.16)

(1)

As discussed in Note 1 to the Consolidated Financial Statements, we utilize multiple methods of revenue recognition based on the nature of work performed. As a result, it is not practical to allocate a portion of depreciation and amortization to cost of revenues for the presentation of gross profit.

(2)

Loss per share was computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

The second quarter of FY2016 was impacted by a $4.6 million impairment charge for the Energy Services segment, which was previously reported as a separate segment prior to the segment being combined with Water Resources segment effective the third quarter of FY2016. As discussed in Note 4 to the Consolidated Financial Statements, the impairment charge was recorded to reflect reductions in the estimated fair value of certain long-lived assets.

As part of our plan to exit our operations in Africa and Australia, we incurred restructuring costs consisting primarily of severance costs and other personnel-related costs, as well as a write-down of the carrying value of inventory and fixed assets. The total impact of these restructuring costs was $10.6 million, $2.1 million and $2.9 million during the second quarter, third quarter and fourth quarter of FY2016, respectively.

Discontinued Operations

Certain financial data presented above vary from the amounts previously reported on the Form 10-Q as a result of discontinued operations. During the second quarter of fiscal year ended January 31, 2016, we reclassified the historical operation of our Geoconstruction business segment to discontinued operations. The following summarizes the results of Geoconstruction business segment that were reclassified to income from discontinued operations for the quarterly periods during fiscal years 2016 and 2015.

	2016
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$20,092	$—	$—	$—
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(17,445)	—	—	—
Depreciation and amortization	(1,605)	—	—	—
Net income from discontinued operations	15	—	—	—

	2015
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$15,744	$22,303	$23,794	$15,192
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(13,937)	(20,833)	(22,491)	(14,454)
Depreciation and amortization	(1,830)	(1,809)	(1,890)	(1,776)
Net loss from discontinued operations	(929)	686	(2,034)	(2,168)

Schedule II: Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Allowance for customer receivables:
Fiscal year ended January 31, 2014	7,216	1,101	—	(836)	7,481
Fiscal year ended January 31, 2015	7,481	2,539	—	(5,821)	4,199
Fiscal year ended January 31, 2016	4,199	1,392	—	(2,097)	3,494

Valuation allowance for deferred tax asset:
Fiscal year ended January 31, 2014	9,354	69,114	(4,732)	(1,249)	72,487
Fiscal year ended January 31, 2015	72,487	44,618	(1,913)	(202)	114,990
Fiscal year ended January 31, 2016	114,990	26,923	(1,580)	(209)	140,124

Allowance for inventory:
Fiscal year ended January 31, 2014	3,065	1,027	—	(1,680)	2,412
Fiscal year ended January 31, 2015	2,412	18	—	(811)	1,619
Fiscal year ended January 31, 2016	1,619	571	—	(974)	1,216

Item 9.	Changes in and Disagreements with

Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2016, conducted under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of Layne Christensen Company and subsidiaries is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore it is possible to design into the process safeguards to reduce, although not eliminate, this risk. Our internal control over financial reporting includes such safeguards. Projections of an evaluation of effectiveness of internal control over financial reporting in future periods are subject to the risk that the controls may become inadequate because of conditions, or because the degree of compliance with our policies and procedures may deteriorate.

Based on the evaluation under the COSO Framework, management concluded that our internal control over financial reporting is effective as of January 31, 2016. Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of our internal control over financial reporting as of January 31, 2016. The report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Layne Christensen Company

The Woodlands, Texas

We have audited the internal control over financial reporting of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2016 of the Company and our report dated April 12, 2016 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

April 12, 2016

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 2, 2016, will contain, (i) under the caption “Election of Directors,” certain information relating to our directors and Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) under the caption “Transactions with Management/Related Party Transactions,” certain information relating to our Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Our executive officers are appointed by the Board of Directors for such terms as shall be determined from time to time by the Board, and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal. The Board of Directors may delegate its authority to appoint executive officers to the President or Chief Executive Officer.

Set forth below are the name, age and position of each executive officer of Layne.

Name	Age	Position
Michael J. Caliel	56	President, Chief Executive Officer and Director
J. Michael Anderson	53	Senior Vice President and Chief Financial Officer
Steven F. Crooke	58	Senior Vice President, Chief Administrative Officer and General Counsel
Kevin P. Maher	56	Senior Vice President - Water Resources and Mineral Services
Larry D. Purlee	68	Division President - Inliner
Leslie F. Archer	53	Division President - Heavy Civil

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

J. Michael Anderson was appointed Senior Vice President and Chief Financial Officer effective July 20, 2015. Prior to joining Layne, Mr. Anderson served as Chief Financial Officer at Southcross Energy Partners, L.P., a Master Limited Partnership engaged in the natural gas midstream business. Mr. Anderson previously served as Chief Financial Officer of Exterran Holdings, Inc. and Exterran Partners, L.P., a global market leader in natural gas compression and oil and gas services, from 2003 until 2012. Mr. Anderson also served as Chief Financial Officer and as Chairman and Chief Executive Officer at Azurix Corp., a global owner and operator of water and wastewater assets, during his tenure from 1999 until 2003. Mr. Anderson began his career with JPMorgan Chase & Co. as an investment banker after earning his undergraduate degree in business from Texas Tech University and his MBA from The Wharton School of the University of Pennsylvania.

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

Kevin P. Maher was promoted to Senior Vice President for Water Resources and Mineral Services in March 2016. Prior to that, Mr. Maher served as the President of Mineral Services of Layne since January 2013, when he joined Layne. Prior to joining the company, Mr. Maher ran his family business, which was acquired and successfully integrated into Boart Longyear. At Boart Longyear, Mr. Maher was the Eastern Regional Manager for Environment & Infrastructure. Most recently, he was Manager of Reverse Circulation & Mine Support Drilling Operations at Major Drilling America. Mr. Maher is an experienced executive with over 25 years of experience in the drilling industry.

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

Item 11.	Executive Compensation

Our Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 2, 2016, will contain, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

Our Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 2, 2016, will contain, under the captions “Ownership of Layne Christensen Common Stock” and “Equity Compensation Plan Information” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Our Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 2, 2016, will contain, under the captions “Other Corporate Governance Matters,” and “Transactions with Management/Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

Our Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 2, 2016, will contain, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

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

3.1

Amended and Restated Certificate of Incorporation of Layne (filed as Exhibit 3.1 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 13, 2015, and incorporated herein by this reference).

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

4.3

Form of Exchange and Subscription Agreement, dated February 4, 2015 (filed as Exhibit 4.9 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 14, 2015, and incorporated herein by this reference).

4.4

Form of Amendment to Exchange and Subscription Agreement dated February 27, 2015 (filed as Exhibit 4.10 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 14, 2015, and incorporated herein by this reference).

4.5

Notice Regarding the Issuance and Sale of 8.0% Senior Secured Second Lien Convertible Notes of Layne Christensen Company dated February 27, 2015 (filed as Exhibit 4.11 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 14, 2015, and incorporated herein by this reference).

4.6

Indenture relating to the 8.0% Second Lien Senior Secured Convertible Notes, dated as of March 2, 2015, among Layne Christensen Company, the guarantor parties thereto and U.S. Bank National Association, including the form of Global Note attached as Exhibit A thereto (filed as Exhibit 4.1 to Layne's Form 8-K filed on March 2, 2015, and incorporated herein by reference).

4.7

Security Agreement, dated as of March 2, 2015, among Layne Christensen Company, certain of its subsidiaries, as pledgers, and U.S. Bank National Association, as Collateral Agent (filed as Exhibit 4.2 to Layne's Form 8-K filed on March 2, 2015, and incorporated herein by reference).

4.8

Intercreditor and Subordination Agreement dated as of March 2, 2015, between PNC Bank, National Association and U.S. Bank National Association and acknowledged by the Company and the subsidiary guarantors (filed as Exhibit 4.3 to Layne's Form 8-K filed on March 2, 2015, and incorporated herein by reference).

4.9

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

*10.5

Layne Christensen Company 2006 Equity Incentive Plan (as amended and restated) (filed as Exhibit 10.5 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 14, 2015, and incorporated herein by this reference).

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

*10.17	Layne Christensen Company Executive Short-Term Incentive Plan (amended and restated as of July 6, 2015).

*10.18	Layne Christensen Company Long-Term Incentive Plan (effective as of February 1, 2015).

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

10.21

General Agreement of Indemnity, dated September 2, 2014, by and between Layne Christensen Company, as Indemnitor, and Travelers Casualty and Surety Company of America, as the Company (filed as Exhibit 10.2 to Layne's Form 10-Q for the Fiscal Quarter ended July 31, 2014, filed on September 9, 2014, and incorporated herein by reference).

*10.22

Layne Christensen Company Division Incentive Compensation Plan, effective as of February 1, 2014 (filed as Exhibit 10.3 to Layne's Form 10-Q for the Fiscal Quarter ended July 31, 2014, filed on September 9, 2014, and incorporated herein by reference).

*10.23	Acceptance and Release in favor of the Company by Gernot Penzhorn dated January 23, 2015 (filed as Exhibit 10.1 to Layne's Form 8-K filed on January 23, 2015, and incorporated herein by reference).

*10.24	Letter Agreement between the Company and Gernot Penzhorn dated January 23, 2015 (filed as Exhibit 10.2 to Layne's Form 8-K filed on January 23, 2015, and incorporated herein by reference).

*10.25

Offer Letter, dated December 8, 2014, between the Company and Michael J. Caliel (filed as Exhibit 10.26 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 13, 2015, and incorporated herein by this reference).

*10.26

Severance Agreement, dated December 8, 2014, between the Company and Michael J. Caliel (filed as Exhibit 10.27 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 13, 2015, and incorporated herein by this reference).

*10.27

Offer Letter, dated July 6, 2015, between Layne Christensen Company and J. Michael Anderson (filed as Exhibit 10.1 to Layne's Form 10-Q for the quarter ended July 31, 2015, filed on September 9, 2015, and incorporated herein by reference).

*10.28

Severance Agreement, dated July 6, 2015, between Layne Christensen Company and J. Michael Anderson (filed as Exhibit 10.2 to Layne's Form 10-Q for the quarter ended July 31, 2015, filed on September 9, 2015, and incorporated herein by reference).

10.29

General Agreement of Indemnity dated February 4, 2015, by and between Layne Christensen Company, as Indemnitor, and Liberty Mutual Group, as Company (filed as Exhibit 10.1 to Layne's Form 10-Q for the quarter ended April 30, 2015, filed on June 9, 2015, and incorporated herein by reference).

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Section 302 Certification of Chief Executive Officer of the Company.

31.2	Section 302 Certification of Chief Financial Officer of the Company.

32.1	Section 906 Certification of Chief Executive Officer of the Company.

32.2	Section 906 Certification of Chief Financial Officer of the Company.

95	Mine Safety Disclosures.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

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
Dated April 12, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/Michael J. Caliel	April 12, 2016
Michael J. Caliel President, Chief Executive Officer and Director (Principal Executive Officer)

/s/J. Michael Anderson	April 12, 2016
J. Michael Anderson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/Jami M. Phillips	April 12, 2016
Jami M. Phillips Vice President, Controller (Principal Accounting Officer)

/s/David A. B. Brown	April 12, 2016
David A. B. Brown Director

/s/J. Samuel Butler	April 12, 2016
J. Samuel Butler Director

/s/Robert R. Gilmore	April 12, 2016
Robert R. Gilmore Director

/s/John T. Nesser III	April 12, 2016
John T. Nesser III Director

/s/Nelson Obus	April 12, 2016
Nelson Obus Director

/s/Alan P. Krusi
Alan P. Krusi Director	April 12, 2016