Form 10-Q
period 2016-04-30
LAYNE CHRISTENSEN CO
filed 2016-06-07
CIK 888504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

There were 19,802,596 shares of common stock, $.01 par value per share, outstanding on May 27, 2016.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

Form 10-Q

For the QUARTERLY PERIOD ENDED APRIL 30, 2016

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
(in thousands)	2016	2016
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,849	$65,569
Customer receivables, less allowance of $3,915 and $3,494, respectively	90,761	91,810
Costs and estimated earnings in excess of billings on uncompleted contracts	95,838	88,989
Inventories	20,775	19,540
Other	14,328	18,251
Assets held for sale	2,135	2,135
Total current assets	283,686	286,294
Property and equipment:
Land	13,636	13,474
Buildings	36,319	36,175
Machinery and equipment	372,739	375,698
	422,694	425,347
Less - Accumulated depreciation	(311,903)	(311,850)
Net property and equipment	110,791	113,497
Other assets:
Investment in affiliates	57,542	57,364
Other	31,048	31,502
Total other assets	88,590	88,866
Total assets	$483,067	$488,657

See Notes to Condensed Consolidated Financial Statements.

- Continued -

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

	April 30,	January 31,
(in thousands, except per share data)	2016	2016
	(unaudited)	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,324	$68,548
Accrued compensation	10,234	15,066
Accrued expenses and other current liabilities	49,924	47,242
Billings in excess of costs and estimated earnings on uncompleted contracts	26,129	24,158
Total current liabilities	155,611	155,014
Noncurrent liabilities:
Convertible notes, net	159,783	158,971
Long-term debt	14	15
Other	44,960	45,951
Total noncurrent liabilities	204,757	204,937
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 19,803 and 19,789 shares issued and outstanding, respectively	198	198
Capital in excess of par value	366,866	365,619
Accumulated deficit	(225,387)	(216,584)
Accumulated other comprehensive loss	(19,026)	(20,575)
Total Layne Christensen Company equity	122,651	128,658
Noncontrolling interests	48	48
Total equity	122,699	128,706
Total liabilities and equity	$483,067	$488,657

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended April 30,
	(unaudited)
(in thousands, except per share data)	2016	2015
Revenues	$159,739	$174,271
Cost of revenues (exclusive of depreciation and amortization shown below)	(130,369)	(143,231)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	(27,250)	(29,245)
Depreciation and amortization	(6,428)	(8,735)
Restructuring costs	(455)	(190)
Equity in earnings (losses) of affiliates	1,269	(108)
Gain on extinguishment of debt	—	4,236
Interest expense	(4,246)	(3,852)
Other income, net	150	1,041
Loss from continuing operations before income taxes	(7,590)	(5,813)
Income tax expense	(1,213)	(761)
Net loss from continuing operations	(8,803)	(6,574)
Net income from discontinued operations	—	16
Net loss	$(8,803)	$(6,558)
Earnings per share information attributable to Layne Christensen Company shareholders:
Loss per share from continuing operations - basic and diluted	$(0.45)	$(0.34)
Earnings per share from discontinued operations - basic and diluted	—	0.01
Loss per share attributable to Layne Christensen Company - basic and diluted	$(0.45)	$(0.33)
Weighted average shares outstanding - basic and dilutive	19,773	19,633

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months
	Ended April 30,
	(unaudited)
(in thousands)	2016	2015
Net loss	$(8,803)	$(6,558)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of taxes of $0.2 million and $0 for 2016 and 2015, respectively)	1,549	(1,643)
Other comprehensive income (loss)	1,549	(1,643)
Comprehensive loss	$(7,254)	$(8,201)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

						Total
					Accumulated	Layne
			Capital In		Other	Christensen
	Common Stock		Excess of	Accumulated	Comprehensive	Company	Noncontrolling
(in thousands)	Shares	Amount	Par Value	Deficit	(Loss) Income	Equity	Interest	Total
Balance February 1, 2016	19,789	$198	$365,619	$(216,584)	$(20,575)	$128,658	$48	$128,706
Net loss	—	—	—	(8,803)	—	(8,803)	—	(8,803)
Other comprehensive income	—	—	—	—	1,549	1,549	—	1,549
Issuance of nonvested shares	14	—	—	—	—	—	—	—
Share-based compensation	—	—	1,247	—	—	1,247	—	1,247
Balance April 30, 2016	19,803	$198	$366,866	$(225,387)	$(19,026)	$122,651	$48	$122,699

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended April 30,
	(unaudited)
(in thousands)	2016	2015
Cash flow from operating activities:
Net loss	$(8,803)	$(6,558)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	6,428	10,340
Bad debt expense	1,340	(27)
Amortization of discount and deferred financing costs	1,020	1,087
Gain on extinguishment of debt	—	(4,236)
Deferred income taxes	365	(110)
Share-based compensation	1,247	1,662
Equity in earnings of affiliates	(1,269)	(629)
Dividends received from affiliates	1,091	1,363
Restructuring activities	—	(178)
Gain from disposal of property and equipment	(145)	(740)
Changes in current assets and liabilities:
Increase in customer receivables	(159)	(7,672)
(Increase) decrease in costs and estimated earnings in excess
of billings on uncompleted contracts	(6,863)	7,766
Decrease in inventories	1,121	1,522
Decrease in other current assets	221	3,765
(Decrease) increase in accounts payable and accrued expenses	(2,695)	2,849
Increase in billings in excess of costs and
estimated earnings on uncompleted contracts	1,971	4,515
Other, net	(447)	(1,482)
Cash (used in) provided by operating activities	(5,577)	13,237
Cash flow from investing activities:
Additions to property and equipment	(3,320)	(2,187)
Proceeds from disposal of property and equipment	946	1,315
Release of cash from restricted accounts	1,944	185
Cash used in investing activities	(430)	(687)
Cash flow from financing activities:
Repayments under revolving loan facilities	—	(22,131)
Proceeds from 8.0% convertible notes	—	49,950
Payment of debt issuance costs	(3)	(5,063)
Principal payments under capital lease obligation	(26)	(54)
Cash (used in) provided by financing activities	(29)	22,702
Effects of exchange rate changes on cash	316	(303)
Net (decrease) increase in cash and cash equivalents	(5,720)	34,949
Cash and cash equivalents at beginning of period	65,569	21,661
Cash and cash equivalents at end of period	$59,849	$56,610

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

Fiscal Year – Our fiscal year end is January 31. References to fiscal years (in the form of “FY2017,” etc.) are to the twelve months ended on January 31 of that year.

Investment in Affiliated Companies – Investments in affiliates in which we have the ability to exercise significant influence, but do not hold a controlling interest over operating and financial policies, are accounted for by the equity method. We evaluate our equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. During the three months ended April 30, 2016, due to the extended downturn in the minerals market, and decreased activity levels of our affiliates, we reviewed our equity method investments for impairment. Based on such analysis, no indication of impairment existed as of April 30, 2016.

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

Presentation—The unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted.  These unaudited Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 (“Annual Report”). We believe the unaudited Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  In the Notes to Condensed Consolidated Financial Statements, all dollar amounts in tabulations are in thousands of dollars, unless otherwise indicated.

Effective for the first quarter of FY2017, we are electing to present outstanding shares of common stock excluding nonvested restricted stock units (“RSU”) from the total shares issued and outstanding, since no shares are actually issued until the shares have vested and are no longer restricted. Once the restriction lapses on RSUs, the units are converted to unrestricted shares of our common stock and the par value of the stock is reclassified from additional paid-in-capital to common stock. RSU shares in prior periods presented have been reclassified to conform to with this presentation.

As discussed further in Note 9 to the Condensed Consolidated Financial Statements, during the third quarter of FY2016, we completed the sale of our Geoconstruction business segment. The results of operations related to the Geoconstruction business segment have been classified as discontinued operations for all periods presented.  Unless noted otherwise, discussion in these Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

Business Segments –We report our financial results under four reporting segments consisting of Water Resources, Inliner, Heavy Civil and Mineral Services.

In the first quarter of FY2017, changes were made for certain of our smaller operations to reflect changes in organizational accountabilities as part of our strategy to simplify our business and streamline our operating and reporting structure. Our Collector Wells group has been shifted from Heavy Civil to Water Resources to better align their operational expertise. We have also shifted certain other smaller operations out of “Other” section and into our four reporting segments. Information for prior periods has been recast to conform to our new presentation.

We also report corporate activities under the title “Unallocated Corporate.”  Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors. Corporate assets include all assets not directly associated with a segment, and consist primarily of cash and deferred income taxes.

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

Foreign Currency Transactions and Translation – In accordance with Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters,” gains and losses resulting from foreign currency transactions are included in the Condensed Consolidated Statements of Operations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. Revenues and expenses are translated at average foreign currency exchange rates during the year. The net foreign currency exchange differences resulting from these translations are reported in accumulated other comprehensive income (loss).

The cash flows and financing activities of our operations in Mexico are primarily denominated in U.S. dollars. Accordingly, these operations use the U.S. dollar as their functional currency.  Monetary assets and liabilities are remeasured at period end foreign currency exchange rates and nonmonetary items are measured at historical foreign currency exchange rates with exchange rate differences reported in the statement of operations.

Net foreign currency transaction losses were $0.1 million and $0.2 million for the three months ended April 30, 2016 and 2015, respectively, and are recorded in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

Revenue Recognition—Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for construction contracts using the percentage-of-completion method is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revisions to costs and income and are recognized in the period in which the revisions become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which the facts that caused the revision become known. Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, we prepare updated estimates of cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Large changes in cost estimates on larger, more complex construction projects can have a material impact on our financial statements and are reflected in results of operations when they become known.

We record revenue on contracts relating to unapproved change orders and claims by including in revenue an amount less than or equal to the amount of the costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable.  The amount of unapproved change orders and claims revenues are included in our Condensed Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings on uncompleted contracts. When determining the likelihood of eventual recovery, we consider such factors as our experience on similar projects and our experience with the customer. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term construction contracts using the completed contract method. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses become known. We determine when short-term construction contracts are completed based on acceptance by the customer.

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

Inventories—We value inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of supplies and raw materials.  Supplies of $18.8 million and $16.8 million and raw materials of $2.0 million and $2.7 million were included in inventories in the Condensed Consolidated Balance Sheets as of April 30, 2016 and January 31, 2016, respectively.

Goodwill —In accordance with ASC Topic 350-20, “Intangibles – Goodwill and Other,” we are required to test for the impairment of goodwill on at least an annual basis. We conduct this evaluation annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We believe at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or our strategies change, it is possible that our conclusions regarding impairment of the remaining goodwill could change and result in a material effect on our financial position and results of operations. As of April 30, 2016 and January 31, 2016, we had $8.9 million of goodwill, included as part of Other Assets in the Condensed Consolidated Balance Sheets. The goodwill is all attributable to the Inliner reporting segment.

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

During the three months ended April 30, 2016, due to the ongoing softness in global commodity prices, decreased activity levels and consecutive quarterly operating losses, we reviewed the recoverability of the asset values of our long-lived assets in the Heavy Civil and Mineral Services segments. No impairments were indicated by such analyses as of April 30, 2016.

Cash and Cash Equivalents—We consider investments with an original maturity of three months or less when purchased to be cash equivalents. Our cash equivalents are subject to potential credit risk. Our cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits – Restricted deposits consist of amounts associated with certain letters of credit for on-going projects. Restricted deposits – current of $1.5 million and $3.5 million as of April 30, 2016 and January 31, 2016, respectively, are included in Other Current Assets in the Condensed Consolidated Balance Sheets. Restricted deposits – long term of $4.7 million and $4.3 million as of April 30, 2016 and January 31, 2016, respectively, are included in Other Assets in the Condensed Consolidated Balance Sheets.

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

Concentration of Credit Risk—We grant credit to our customers, which may include concentrations in state and local governments or other customers. Although this concentration could affect our overall exposure to credit risk, we believe that our portfolio of accounts receivable is sufficiently diversified, thus spreading the credit risk. To manage this risk, we perform periodic credit evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness.

We do not generally require collateral in support of our trade receivables, but may require payment in advance or security in the form of a letter of credit or bank guarantee.

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at April 30, 2016 and January 31, 2016, because of the relatively short maturity of those instruments. See Note 5 to the Condensed Consolidated Financial Statements for other fair value disclosures.

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

Income (loss) Per Share—Income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which we recognize net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (as defined in Note 3 to the Condensed Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method.  Options to purchase 1.0 million and 1.1 million shares have been excluded from weighted average shares in the three months ended April 30, 2016 and 2015, respectively, as their effect was antidilutive. A total of 2.0 million and 1.6 million nonvested shares have been excluded from weighted average shares in the three months ended April 30, 2016 and 2015, respectively, as their effect was antidilutive.

Supplemental Cash Flow Information—The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Three Months Ended April 30,
(in thousands)	2016	2015
Income taxes paid	$349	$474
Income tax refunds	(141)	(3,905)
Interest paid	159	2,680
Noncash investing and financing activities:
Exchange of 4.25% convertible notes for 8.0% convertible notes	—	55,500
Accrued capital additions	855	1,044

New Accounting Pronouncements— In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Stock Compensation,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU and do not believe the effect will be material on our financial statements.

In March 2016, the FASB issued ASU No. 2016-06, “Derivatives and Hedging: Contingent Put and Call Options in Debt Instruments,” to clarify the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. ASU 2016-06 is effective for interim and annual periods beginning after December 15, 2016, and requires a modified retrospective approach to adoption. Early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU and do not believe the effect will be material on our financial statements.

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

On February 18, 2015, FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.”  This guidance which is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, changes the consolidation analysis required under U.S. GAAP for limited partnerships and other variable interest entities (“VIE”).  The adoption of this ASU did not have a material impact on our financial statements.

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers” on May 28, 2014. On August 12, 2015, the FASB issued ASU 2015-14, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This guidance defines the steps to recognize revenue for entities that have contracts with customers as well as requiring significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from such contracts. This guidance provides companies with a choice of applying it retrospectively to each reporting period presented or by recognizing the cumulative effect of applying it at the date of initial application (February 1, 2018 in our case) and not adjusting comparative information. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. At this point, we are currently evaluating the requirements and have not yet determined the impact of this new guidance.

2. Indebtedness

Debt outstanding as of April 30, 2016, and January 31, 2016, was as follows:

	April 30,	January 31,
(in thousands)	2016	2016
4.25% Convertible Notes	$62,398	$61,766
8.0% Convertible Notes	97,385	97,205
Asset-based facility	—	—
Capitalized lease obligations	81	106
Less amounts representing interest	(2)	(3)
Total debt	159,862	159,074
Less current maturities of long-term debt	(65)	(88)
Total long-term debt	$159,797	$158,986

On March 2, 2015, we exchanged approximately $55.5 million aggregate principal amount of our 4.25% Convertible Notes for approximately $49.9 million aggregate principal amount of our 8.0% Convertible Notes. In accordance with the derecognition guidance for convertible instruments in an exchange transaction under ASC Topic 470-20, the fair value of the 8.0% Convertible Notes (“the exchange consideration”) and the transaction costs incurred were allocated between the liability and equity components of the 4.25% Convertible Notes. Of the $49.9 million exchange consideration, $42.1 million, which represents the fair value of the 4.25% Convertible Notes immediately prior to its derecognition, was allocated to the extinguishment of the liability component. Transaction costs of $0.9 million were also allocated to the liability component. As a result, we recognized a gain on extinguishment of debt of $4.2 million during the first quarter of FY2016. The remaining $7.8 million of the exchange consideration and $0.2 million of transaction costs were allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

The following table presents the carrying value of the Convertible Notes as of April 30, 2016 (in thousands):

	April 30,	January 31,
(in thousands)	2016	2016
4.25% Convertible Notes:
Carrying amount of the equity conversion component	$3,106	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500	$69,500
Unamortized deferred financing fees	(1,407)	(1,523)
Unamortized debt discount (1)	(5,695)	(6,211)
Net carrying amount	$62,398	$61,766

8.0% Convertible Notes:
Principal amount of the 8.0% Convertible Notes	$99,898	$99,898
Unamortized deferred financing fees	(2,513)	(2,693)
Net carrying amount	$97,385	$97,205
(1)	As of April 30, 2016, the remaining period over which the unamortized debt discount will be amortized is 30 months using an effective interest rate of 9.0%.

As of April 30, 2016 and January 31, 2016, our outstanding surety bonds to secure performance of our projects amounted to $223.6 million and $259.7 million, respectively.

3. Other Income, Net

Other income, net consisted of the following for the three months ended April 30, 2016 and 2015:

	Three Months
	Ended April 30,
(in thousands)	2016	2015
Gain from disposal of property and equipment	$145	$758
Interest income	48	272
Currency exchange losses	(84)	(158)
Other	41	169
Total	$150	$1,041

4. Income Taxes

Income tax expense for continuing operations of $1.2 million was recorded in the three months ended April 30, 2016, compared to $0.8 million for the same period last year. We recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three months ended April 30, 2016 and 2015.  The effective tax rates for continuing operations for the three months ended April 30, 2016 was (16.0)%, compared to (13.1)% for the same period last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the period on current year losses.

After valuation allowances, we maintain no domestic net deferred tax assets and $0.5 million of deferred tax assets from various foreign jurisdictions where management believes that realization is more likely than not. Our foreign subsidiaries will need to generate taxable income of approximately $1.8 million in their respective jurisdictions where the deferred tax assets are recorded in order to fully realize the deferred tax asset.  We will continue to evaluate all of the evidence in future quarters and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future.

As of April 30, 2016, and January 31, 2016, the total amount of unrecognized tax benefits recorded was $10.9 million and $10.8 million, respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $8.2 million due to settlements of audit issues. We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. We report income tax-related interest and penalties as a component of income tax expense. As of April 30, 2016, and January 31, 2016, the total amount of liability for income tax-related interest and penalties was $7.9 million and $7.8 million, respectively.

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

Our assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments held at fair value are presented below as of April 30, 2016, and January 31, 2016:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
April 30, 2016
Financial Assets:
Current restricted deposits held at fair value (1)	$1,521	$1,521	—	—
Long term restricted deposits held at fair value (1)	4,666	4,666	—	—
Contingent consideration receivable (2)	4,244	—	—	4,244
January 31, 2016
Financial Assets:
Current restricted deposits held at fair value (1)	$3,466	$3,466	—	—
Long term restricted deposits held at fair value (1)	4,252	4,252	—	—
Contingent consideration receivable (2)	4,244	—	—	4,244

(1)

Current restricted deposits are included in Other Current Asset in the Condensed Consolidated Balance Sheets. Long-term restricted deposits are included in Other Assets in the Condensed Consolidated Balance Sheets.

(2)

As discussed in Note 9 to the Condensed Consolidated Financial Statements, the contingent consideration receivable represents our share in the profits of one of the contracts assumed by the purchaser, as part of the sale of the Geoconstruction business on August 17, 2015. The amount was estimated based on the projected profits of the contract. There have been no changes in the estimated fair value since the closing date of the sale agreement.

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

The following table summarized the carrying values and estimated fair values of the long-term debt:

	April 30, 2016		January 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.25% Convertible Notes	$62,398	$61,160	$61,766	$49,873
8.0% Convertible Notes	97,385	92,156	97,205	92,156
Asset-based facility	—	—	—	—

6. Stock and Stock Option Plans

We have stock option and employee incentive plans that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2016, there were 50,078 shares which remained available to be granted under the plans. We have the ability to issue shares under the plans either from new issuances or from treasury, although we have previously always issued new shares and expect to continue to issue new shares in the future. We granted 212,847 restricted stock units and 447,903 performance vesting restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the three months ended April 30, 2016.  The grants consist of both service-based awards and market-based awards.

We recognized compensation cost for share-based compensation arrangements of $1.2 million and $1.7 million for the three months ended April 30, 2016 and 2015, respectively. The total income tax benefit recognized for share-based compensation arrangements was $0.5 million and $0.7 million for the three months ended April 30, 2016 and 2015, respectively.

As of April 30, 2016, total unrecognized compensation cost related to unvested stock options was approximately $0.4 million, which is expected to be recognized over a weighted-average period of 1.5 years.  As of April 30, 2016, there was approximately $6.1 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years.

A summary of nonvested share activity for the three months ended April 30, 2016, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2016	1,407,170	$5.20	$7,205
Granted - Director's restricted stock units	13,495	7.04
Granted - Restricted stock units	199,352	7.04
Granted - Performance vesting shares	447,903	4.70
Vested	(24,085)	5.19
Forfeitures	(93,315)	10.72
Nonvested stock at April 30, 2016	1,950,520	$5.02	$17,340

A summary of stock option activity for the three months ended April 30, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2016	839,715	$17.61	7.1	$—
Granted	134,433	7.04
Forfeited	(1,809)	21.77
Outstanding at April 30, 2016	972,339	$16.14	7.1	$634
Exercisable at February 1, 2016	576,871	$19.00	6.5	—
Exercisable at April 30, 2016	773,409	$17.20	6.7	$624

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

The fair value of share-based compensation granted in the form of stock options is determined using a lattice valuation model. The valuations were made using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock price. We use historical data to estimate early exercise and post-vesting forfeiture rates to be applied within the valuation model. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value per share at the date of grant for options granted during the three months ended April 30, 2016 was $1.59.

Assumptions:	2016
Weighted-average expected volatility	56.1%
Expected dividend yield	0.0%
Risk-free interest rate	0.6%
Expected term (in years)	1.9
Exercise multiple factor	1.4
Post-vesting forfeiture	20.3%

Nonvested stock awards having service requirements only, are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Other nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) or the disability or the death of the executive and for equitable adjustment in the event of changes in our equity structure. We granted certain performance based nonvested stock awards during the three months ended April 30, 2016, which were valued using the Monte Carlo simulation model.

Assumptions used in the Monte Carlo simulation model for the three months ended April 30, 2016 were as follows:

Assumptions:	2016
Weighted-average fair value	4.7%
Weighted-average expected volatility	58.3%
Expected dividend yield	0.0%
Weighted-average risk free rate	0.9%

7. Investment in Affiliates

We have investments in affiliates that are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies.  Investment in affiliates may include other construction joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries, if applicable, and the percentages directly and indirectly owned by us are as follows as of April 30, 2016:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on our investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months
	Ended April 30,
(in thousands)	2016	2015
Income statement data:
Revenues	$29,889	$36,323
Gross profit	5,937	5,314
Operating income	2,378	1,178
Net income (loss)	2,523	(236)

8. Operating Segments

We are a global solutions provider to the world of essential natural resources – water, minerals and energy. Management defines our operational organizational structure into discrete segments based on our primary product lines.

In the first quarter of FY2017, changes were made for certain of our smaller operations to reflect changes in organizational accountabilities as part of our strategy to simplify our business and streamline our operating and reporting structure.  Our Collector Wells group has been shifted from Heavy Civil to Water Resources to better align their operational expertise. We have also shifted certain other smaller operations out of the “Other” section and into our four reporting segments. We believe the shift simplifies our reporting and more closely aligns our operating expertise in the markets in which those groups operate. Information for prior periods has been reclassified to conform to our new presentation.

We manage and report our operations through four segments: Water Resources, Inliner, Heavy Civil, and Mineral Services.

Our segments are defined as follows:

Water Resources

Water Resources provides its customers with an array of water management solutions, including discovery and defining of water sources through hydrologic studies, water supply development through water well drilling and intake construction, and water delivery through pipeline and pumping infrastructure. Water Resources also brings technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and nuisance contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. Water Resources drills deep injection wells for industrial (primarily power) and municipal clients that need to dispose of wastewater associated with their processes. Water Resources also performs complete diagnostic and rehabilitation services for existing wells, pumps and related equipment, including conducting downhole closed circuit televideo inspections to investigate and resolve water well and pump performance problems. In addition, Water Resources constructs radial collector wells through its Ranney® Collector Wells technology, which is an alternative to conventional vertical wells and can be utilized to develop moderate to very high capacities of groundwater. Water Resources provides water systems and services in most regions of the U.S.

Inliner

Inliner provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner® cured-in-place pipe (“CIPP”) which allows it to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Inliner has the ability to supply both traditional felt-based CIPP lining tubes cured with water or steam as well as a fiberglass-based lining tubes cured with ultraviolet light. Inliner owns the technology manufacturer, the liner tube manufacturer and the largest installer of the Inliner CIPP technology. While Inliner focuses on our proprietary Inliner CIPP, it provides full system renewal, including a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

Heavy Civil

Heavy Civil performs design and build services of water and wastewater treatment plants, as well as pipeline installation, to government agencies and industrial clients. In addition, Heavy Civil builds surface water intakes, pumping stations, hard rock tunnels and marine construction services-all in support of the water infrastructure in the U.S. Beyond water solutions, Heavy Civil also designs and constructs biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource. Heavy Civil provides services in most regions of the U.S.

Mineral Services

Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Global mining companies engage Mineral Services to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization expertise. Mine water management consists of vertical, large diameter wells for sourcing and dewatering; and horizontal drains for slope de-pressurization.  The primary markets are in the western U.S., Mexico, and South America. As discussed in Note 11 to the Condensed Consolidated Financial Statements, during the FY 2016, we implemented a plan to exit our operations in Africa and Australia. Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form its primary presence in Chile and Peru.

Financial information for our segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include expenses related to accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors.

Management evaluates segment performance based primarily on revenues and Adjusted EBITDA. Adjusted EBITDA represents income or loss from continuing operations before interest, taxes, depreciation and amortization, non-cash share-based compensation, equity in earnings or losses from affiliates, certain non-recurring items such as restructuring costs, gain on extinguishment of debt, and certain other gains or losses, plus dividends received from affiliates. Refer to further discussion on Non-GAAP Financial Measures included in Part I, Item 2 in this Form 10-Q.

					Unallocated
Three Months Ended April 30, 2016	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$61,950	$47,534	$39,093	$11,255	$—	$(93)	$159,739

Income (loss) from continuing operations before income taxes	$300	$5,645	$(782)	$(347)	$(8,160)	$(4,246)	$(7,590)
Interest expense	—	—	—	—	—	4,246	4,246
Depreciation expense and amortization	3,153	1,254	469	1,219	333	—	6,428
Non-cash share-based compensation	204	251	37	49	706	—	1,247
Equity in (earnings) losses of affiliates	—	—	—	(1,269)	—	—	(1,269)
Restructuring costs	—	—	391	64	—	—	455
Other (income) expense, net	440	68	16	(756)	82	—	(150)
Dividends received from affiliates	—	—	—	1,091	—	—	1,091
Adjusted EBITDA	$4,097	$7,218	$131	$51	$(7,039)	$—	$4,458

					Unallocated
Three Months Ended April 30, 2015	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$58,152	$48,020	$45,083	$23,524	$—	$(508)	$174,271

Income (loss) from continuing operations before income taxes	$2,891	$5,242	$(2,023)	$(2,552)	$(9,755)	$384	$(5,813)
Interest expense	—	—	—	—	—	3,852	3,852
Depreciation expense and amortization	3,450	997	695	3,101	492	—	8,735
Non-cash share-based compensation	149	539	178	122	621	—	1,609
Equity in (earnings) losses of affiliates	—	—	—	108	—	—	108
Restructuring costs	63	19	41	21	46	—	190
Gain on extinguishment of debt	—	—	—	—	—	(4,236)	(4,236)
Other (income) expense, net	20	184	(167)	(154)	(924)	—	(1,041)
Dividends received from affiliates	—	—	—	1,363	—	—	1,363
Adjusted EBITDA	$6,573	$6,981	$(1,276)	$2,009	$(9,520)	$—	$4,767

The following table summarizes revenue for our continuing operations, by product line and by major geographic area, for the three months ended April 30, 2016 and 2015:

	Three Months
	Ended April 30,
(in thousands)	2016	2015
Product Line Information
Water systems	$55,478	$52,509
Water treatment technologies	4,269	3,710
Sewer rehabilitation	47,534	48,020
Water and wastewater plant construction	21,308	33,723
Pipeline construction	16,973	10,190
Environmental and specialty drilling	2,883	1,383
Exploration drilling	10,294	21,064
Other	1,000	3,672
Total revenues	$159,739	$174,271

Geographic Information
United States	$154,040	$161,046
Africa/Australia	151	4,090
South America	463	1,910
Mexico	5,000	6,661
Other foreign	85	564
Total revenues	$159,739	$174,271

9. Discontinued Operations

During the second quarter of FY2016, we announced our decision to sell the Geoconstruction business as part of our strategic review to reshape our operating portfolio and concentrate on our core competencies.  On August 17, 2015, we completed the sale of the Geoconstruction business segment to a subsidiary of Keller Foundations, LLC, a member of Keller Group plc (“Keller”), for a total purchase price of $47.7 million. As of April 30, 2016, we have approximately $1.5 million held in an escrow account, which is included in Other Assets in the Condensed Consolidated Balance Sheet, to be paid at a later date upon the satisfaction of certain conditions. In addition, as of April 30, 2016, we have $4.2 million of contingent consideration receivable, included in Other Assets in the Condensed Consolidated Balance Sheet. The contingent consideration represents our best estimate of our share in the profits of one of the contracts assumed by Keller.

The results of operations associated with the Geoconstruction business segment for the three months ended April 30, 2015 were as follows:

Three Months
Ended April 30,
(in thousands)	2015
Revenue	$20,092
Cost of revenues (exclusive of depreciation and amortization, shown below)	(17,445)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(1,607)
Depreciation and amortization	(1,605)
Equity in earnings of affiliates	737
Other income (expense) items	(88)
Total operating income on discontinued operations before income taxes	84
Income tax expense	(68)
Total income on discontinued operations	$16

Prior to the completion of the sale, we owned 65% and 50% of Case-Bencor Joint Venture (Washington) and Case-Bencor Joint Venture (Iowa), respectively, which were both included as part of the Geoconstruction business segment as investments in affiliates, and were discontinued as a result of the sale. Summarized financial information of the entities, which were accounted for as equity method investments, for the three months ended April 30, 2015 was as follows:

Three Months
Ended April 30,
(in thousands)	2015
Income statement data:
Revenues	$5,485
Gross profit	1,475
Net income (loss)	1,475

In accordance with our adoption of ASU 2014-08 effective February 1, 2015, additional disclosure relating to cash flow is required for discontinued operations. Cash flow data relating to the Geoconstruction business segment for the three months ended April 30, 2015 is presented below:

Three Months Ended
(in thousands)	April 30, 2015
Cash flow data:
Depreciation and amortization	$1,605
Capital expenditures	23

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

We are involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of business. Some of our contracts contain provisions that require us to pay liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under those provisions. Those contracts define the conditions under which our customers may make claims against us for liquidated damages. In many cases where we had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  We believe that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon our business or consolidated financial position, results of operations or cash flows. However, it is possible, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the assumptions related to these proceedings. In accordance with U.S. generally accepted accounting principles, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. To the extent additional information arises or the strategies change, it is possible that our estimate of the probable liability in these matters may change.

11. Restructuring Costs

During the fiscal year 2016, we took steps to move towards a more focused strategy to simplify our business and build upon our capabilities in water (“FY2016 Restructuring Plan”). In response to these steps, and due to the continuing decline in the global minerals market, we implemented a plan to exit our operations in Africa and Australia. The FY2016 Restructuring Plan is expected to be completed by the end of FY2017. Additionally, the Company has incurred other costs supporting our strategic focus to simplify the business. For the three months ended April 30, 2016, we recognized approximately $0.5 million of restructuring expenses for the FY2016 Restructuring Plan, consisting primarily of certain external support costs to support our business focus and strategy. The FY2016 Restructuring Plan related to the segments as follows: $0.4 million in Heavy Civil and $0.1 million in Mineral Services. Total costs incurred from inception to April 30, 2016 for the FY2016 Restructuring Plan amounted to $16.7 million. We estimate remaining amounts to be incurred for the FY2016 Restructuring Plan of approximately $0.1 million.

The following table summarizes the carrying amount of the accrual for the restructuring plan discussed above:

	Severance
	and other
	personnel-
	related
(in thousands)	costs	Other	Total

Balance at January 31, 2016	$1,157	$56	$1,213
Restructuring Costs	(10)	465	455
Cash expenditures	(555)	(253)	(808)
Adjustment to liability	25	10	35
Balance at April 30, 2016	$617	$278	$895

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” or other words that convey the uncertainty of future events or outcomes. Please see Part II, Item 1A, Risk Factors in this quarterly report on Form 10-Q for an additional discussion. Many of the factors that will impact our risk factors are beyond our ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 in this Form 10-Q, as well as our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016. As used herein, phrases such as the “Company,” “we”, “our”, and “us” are intended to refer to Layne Christensen Company when used.

We are a global water management, construction and drilling company. We provide responsible solutions for water, mineral and energy challenges. We manage and report our operations through four segments: Water Resources, Inliner, Heavy Civil, and Mineral Services. Our operations are cyclical and subject to seasonality. Domestic drilling and construction activities and revenues tend to decrease in the winter months. Internationally, Mineral Services operations traditionally slow down during the Christmas and New Year’s holidays.

Recent Developments

As disclosed in Note 8 to the Condensed Consolidated Financial Statements, effective the first quarter of FY2017, changes were made for certain of our smaller operations to reflect changes in organizational accountabilities as part of our strategy to simplify our business and streamline our operating and reporting structure. Our Collector Wells group has been shifted from Heavy Civil to Water Resources to better align their operational expertise. We have also shifted certain other smaller operations out of the “Other” section and into our four reporting segments. These changes better reflect how the business is managed and performance is evaluated.  Prior year has been recast to be comparable with the current presentation.

Effective April 15, 2016, we appointed Lisa Curtis as Vice President and Chief Accounting Officer. Prior to joining us, Ms. Curtis worked for Cameron International Corporation since November 2009.  During her time at Cameron, she served in positions of increasing responsibility, most recently as controller, external reporting, accounting policies and internal controls.  From October 2008 to November 2009, Ms. Curtis served as chief accounting officer of Trico Marine Services, Inc.

Non-GAAP Financial Measures

We use Adjusted EBITDA to assess performance which is not defined in generally accepted accounting principles (GAAP). Adjusted EBITDA represents income or loss from continuing operations before interest, taxes, depreciation and amortization, non-cash share-based compensation, equity in earnings or losses from affiliates, certain non-recurring items such as restructuring costs, gain on extinguishment of debt, and certain other gains or losses, plus dividends received from affiliates. Adjusted EBITDA is included as a complement to results provided in accordance with GAAP because management believes this non-GAAP financial measure helps us understand and evaluate our core operating performance and trends and provides useful information to both management and investors. In addition, we use Adjusted EBITDA as a factor in incentive compensation decisions and our credit facility agreement uses measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. See Note 8 to the Condensed Consolidated Financial Statements for the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA.

We also use Adjusted Working Capital, which is not determined in accordance with GAAP, as an indicator of operating efficiency and our ability to manage our receivables and inventory. Adjusted Working Capital excludes cash and cash equivalents from the traditional measure of working capital.

Results of Operations

Revenues decreased $14.5 million, or 8.3%, to $159.7 million, for the three months ended April 30, 2016, as compared to the same period last year.  For the three months ended April 30, 2016, revenues decreased in Mineral Services by $12.3 million, Heavy Civil by $6.0 million, and Inliner by $0.5 million, partially offset by increases in Water Resources of $3.8 million.

Cost of revenues (exclusive of depreciation and amortization charges) decreased $12.9 million, to $130.4 million (81.6% of revenues) for the three months ended April 30, 2016, from $143.2 million (82.2% of revenues) for the same period last year. Cost of revenues as a percentage of revenues for the three months ended April 30, 2016 decreased from the prior year primarily due to improved margins in Heavy Civil and Inliner.

Selling, general and administrative expenses decreased $2.0 million, or 6.8%, to $27.3 million for the three months ended April 30, 2016, as compared to the same period last year. The decrease was primarily due to reduced overhead costs, including reductions in legal and professional fees, consulting expenses, temporary services and compensation expenses, partially offset by an increase in bad debt expense.

Depreciation and amortization decreased $2.3 million, or 26.4%, to $6.4 million for the three months ended April 30, 2016, as compared to the same period last year. The decrease was primarily due to reductions in capital expenditures in prior years, disposal of underutilized assets and impairment of certain fixed assets during the prior year.

Restructuring costs of $0.5 million were recorded for the three months ended April 30, 2016, compared to $0.2 million for the same period last year. Restructuring costs for the current quarter primarily related to costs to support our business focus and strategy.

Equity in earnings (losses) of affiliates improved to earnings of $1.3 million for the three months ended April 30, 2016, as compared to losses of ($0.1) million during the same period last year.

A gain on extinguishment of debt of $4.2 million was recognized during the three months ended April 30, 2015 in connection with the partial exchange of the 4.25% Convertible Notes for 8.0% Convertible Notes, as discussed in Note 2 to the Condensed Consolidated Financial Statements.

Interest expense increased $0.4 million, or 10.2%, to $4.2 million for the three months ended April 30, 2016, as compared to the same period last year. The increase in interest expense was mainly due to higher interest expense associated with the issuance of the 8.0% Convertible Notes during the first quarter of FY2016.

Income tax expense from continuing operations of $1.2 million was recorded for the three months ended April 30, 2016, compared to $0.8 million for the same period last year. We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The effective tax rate for the three months ended April 30, 2016 was (16.0%), compared to (13.1%) for the same period last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the period on current year losses.

Segment Operating Results

Water Resources

	Three Months
	Ended April 30,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$61,950	$58,152	$3,798	6.5%
Adjusted EBITDA	4,097	6,573	(2,476)	(37.7)
Adjusted EBITDA as a percentage of revenues	6.6%	11.3%	n/m	n/m

The revenue increase in Water Resources was driven mainly by the increase in repair and installation projects, as well as increased activity in the injection well market. These increases were partially offset by the decline in water management services within the energy sector.

The decrease in Adjusted EBITDA was primarily due to the write-off of uncollectible accounts receivable amounting to $1.0 million during the current year, as well as operating losses in our water management services within the energy sector. Additionally, we encountered execution issues with certain projects, and reduced margins on drilling projects in the western region as a consequence of increased competition.

Inliner

	Three Months
	Ended April 30,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$47,534	$48,020	$(486)	(1.0)%
Adjusted EBITDA	7,218	6,981	237	3.4
Adjusted EBITDA as a percentage of revenues	15.2%	14.5%	n/m	n/m

Revenues for Inliner decreased slightly during the three months ended April 30, 2016, primarily related to product mix of rehabilitation work.

The increase in Adjusted EBITDA was attributed to improved project execution and reduced selling, general and administrative expenses.

Heavy Civil

	Three Months
	Ended April 30,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$39,093	$45,083	$(5,990)	(13.3)%
Adjusted EBITDA	131	(1,276)	1,407	n/m
Adjusted EBITDA as a percentage of revenues	0.3%	(2.8%)	n/m	n/m

Revenues for Heavy Civil decreased primarily as a result of our continuing strategic shift towards more selective opportunities, including negotiated and alternative delivery contracts and less emphasis on traditional fixed-price contracts.  These negotiated and alternative delivery contracts are typically lower risk and are contributing to improved margins. Additionally, delays in the start of certain projects contributed to reduced revenues during the current quarter.

The increase in Adjusted EBITDA was primarily due to continued progress in completing certain fixed-price troubled contracts and improved profitability related to the strategic shift towards more selective opportunities mentioned above.

Mineral Services

	Three Months
	Ended April 30,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$11,255	$23,524	$(12,269)	(52.2)%
Adjusted EBITDA	51	2,009	(1,958)	(97.5)
Adjusted EBITDA as a percentage of revenues	0.5%	8.5%	n/m	n/m
Equity in earnings (losses) of affiliates	1,269	(108)	1,377	n/m

Revenues for Mineral Services declined primarily due to lower activity levels as a result of the continued softness in global commodity prices. Furthermore, our decision to exit from our operations in Africa and Australia during FY2016 contributed to approximately $4.0 million in revenue decline compared to the prior year period.

Adjusted EBITDA deteriorated for the three months ended April 30, 2016 reflecting lower activity levels. Included in these results are wind-down costs of $1.1 million during the current year related to our exit from Africa and Australia, partially offset by a tax audit settlement credit of $0.7 million.

Equity in earnings (losses) of affiliates improved during the three months ended April 30, 2016, due to improved profitability in our Latin American affiliates.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA calculation were $7.0 million for the three months ended April 30, 2016, compared to $9.5 million for the same period last year. The improvement was primarily due to reductions in legal and professional fees, consulting expenses and compensation expenses.

Backlog Analysis

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts that have been awarded as well as contracts currently in progress. We include a project in backlog at such time as contracts are executed or notices to proceed are obtained. Backlog amounts include anticipated revenues associated with the original contract amounts, executed change orders, and any claims that may be outstanding with customers for which recovery is considered probable. It does not include contracts that are in the bidding stage or have not been awarded. The backlog figures are subject to modifications, alterations or cancellation provisions contained in the various contracts. Historically, those provisions have not had a material effect on the Condensed Consolidated Financial Statements.

Our backlog of uncompleted contracts at April 30, 2016, was approximately $316.1 million compared to $346.3 million at January 31, 2016.

			Revenues Recognized
	Backlog at	New Business	during three months ended	Backlog at	Backlog at
(in millions)	January 31, 2016	Awarded(1)	April 30, 2016	April 30, 2016	April 30, 2015
Water Resources	$97.6	$56.1	$62.0	$91.7	$110.0
Inliner	113.6	55.7	47.5	121.8	120.1
Heavy Civil	135.1	6.6	39.1	102.6	150.3
Total	$346.3	$118.4	$148.6	$316.1	$380.4

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash from operations, supplemented by borrowings under our credit facilities, issuances of Convertible Notes, and sales of assets. Our cash flow is affected by prices of raw materials, demand for our services, operational risks, volatility in commodity prices, industry and economic conditions, and conditions in the global markets.  Our financial performance has been challenged and tempered by a variety of the risks inherent to the industries and geographies we serve.

As of April 30, 2016, our total liquidity was $126.1 million, consisting of Excess Availability under our asset-based facility and total cash and cash equivalents. Our cash and cash equivalents as of April 30, 2016, were $59.8 million, compared to $65.6 million and $56.6 million as of January 31, 2016 and April 30, 2015, respectively.  Of our cash and cash equivalents, amounts held by foreign subsidiaries as of April 30, 2016, January 31, 2016 and April 30, 2015 were $9.9 million, $10.8 million and $13.0 million, respectively. Of the amounts held by foreign subsidiaries at April 30, 2016, $0.1 million could be subject to repatriation restrictions if the amounts were needed for domestic operations.  It is our intention to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted our overall liquidity.

Our working capital as of April 30, 2016 was $128.1 million and $131.3 million as of January 31, 2016.  Adjusted Working Capital (working capital excluding cash and cash equivalents of $59.8 million and $65.6 million, respectively), increased $2.5 million to $68.2 million as of April 30, 2016 from $65.7 million as of January 31, 2016.

Cash Flows

Cash used in operating activities was $(5.6) million for the three months ended April 30, 2016, compared to cash provided by operating activities of $13.2 million for the three months ended April 30, 2015.  The decrease in cash flow was primarily due to an increase in costs and estimated earnings in excess of billings on uncompleted contracts.

Cash used in investing activities was ($0.4) million for the three months ended April 30, 2016, compared to ($0.7) million for the three months ended April 30, 2015.  Cash used in investing activities for the current quarter consisted primarily of capital expenditures partially offset by sales of assets. We are selectively investing capital expenditures in growth businesses, while continuing to dispose of underutilized assets. We also received $1.9 million from the release of restricted deposits relating to cash-collateralized letters of credit issued under our previous credit agreement.

Cash flows (used in) provided by financing activities was less than $(0.1) million for the three months ended April 30, 2016, compared to cash provided by financing activities of $22.7 million for the three months ended April 30, 2015.  The prior period primarily relates to proceeds from the issuance of 8.0% Convertible Notes, partially offset by net payments on our asset-based credit facility.

Financing Agreements

Below is a summary of certain provisions of our credit facility and debt instruments. For more information about our indebtedness, see Note 6 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

4.25% Convertible Senior Notes due 2018. We have outstanding $69.5 million in aggregate principal amount of our 4.25% Convertible Notes as of April 30, 2016. The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year.  The 4.25% Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.  The 4.25% Convertible Notes are convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018.

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

8.0% Senior Secured Second Lien Convertible Notes. We have outstanding $99.9 million in aggregate principal amount of our 8.0% Convertible Notes as of April 30, 2016. The 8.0% Convertible Notes, issued pursuant to the 8.0% Convertible Notes Indenture, bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

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

Asset-based revolving credit facility. As of April 30, 2016, availability under our asset-based facility was $100.0 million, with outstanding letters of credit amounting to $33.7 million, leaving Excess Availability of approximately $66.3 million.

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

We must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

●	for a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $17.5 million, and
●	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

●	capital expenditures,
●	cash interest expense,
●	any regularly scheduled amortized principal payments on indebtedness, and
●	cash taxes.

         A comparison of the required covenants under the asset-based facility to the current compliance is as follows:

(in millions)	Trailing twelve month period	Cumulative from May 1, 2014
Minimum Cash Flow cannot be less than	$(25.0)	$(45.0)
Actual as of April 30, 2016	(2.8)	(17.1)

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a Covenant Compliance Period (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days. We  must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during any fiscal quarter ending from July 31, 2014 through July 31, 2015, and for the fiscal quarters ending January 31, 2016 and April 30, 2016.

The asset-based facility permits us to make certain voluntary prepayments, payments, repurchases or redemptions, retirements, defeasances or acquisitions for value of the 8.0% Convertible Notes if the following payment conditions are satisfied:

●	there is no default before or after such action;
●

thirty-Day Excess Availability and Excess Availability (each as defined in the asset-based facility agreement) on a pro forma basis is equal to or exceeds the greater of (A) 17.5% of the Total Availability and (B) $17.5 million; and

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

Management believes that it has the ability to implement and execute measures so that we will continue to have sufficient and adequate funds to meet our anticipated liquidity needs for the next twelve months.  Further, we are in compliance with our covenants related to all of our outstanding indebtedness as of April 30, 2016, and expect to remain in compliance with those covenants during the next twelve months.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those described in the Annual Report under “Contractual Obligations and Commercial Commitments.”

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed are interest rates on variable rate debt and foreign exchange rates giving rise to translation and transaction gains and losses.

Interest Rate Risk

We centrally manage our debt portfolio considering overall financing strategies and tax consequences. A description of our debt is included in Note 2 to the Condensed Consolidated Financial Statements in this Form 10-Q. As of April 30, 2016, an instantaneous change in interest rates of one percentage point would impact our annual interest expense by approximately $1.6 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in foreign currency exchange rates. Currently, our primary international operations are in Mexico, Canada and South America. Our affiliates also operate in Latin America. The operations are described in Notes l and 2 of the Notes to Consolidated Financial Statements appearing in our Annual Report and Notes 7 and 8 of the Condensed Consolidated Financial Statements included in this Form 10-Q. The majority of our contracts in Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, we have historically not hedged our foreign currency exchange risk. As of April 30, 2016, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, translation of the income statements of our international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $0.1 million for the three months ended April 30, 2016. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in our financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of April 30, 2016, conducted under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 10 to our Condensed Consolidated Financial Statements entitled “Contingencies,” which is incorporated in this item by reference.

ITEM 1A. Risk Factors

Reference is made to Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 for information concerning risk factors.

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

Layne Christensen Company
(Registrant)

DATE: June 6, 2016	/s/ Michael J. Caliel
Michael J. Caliel,
President and Chief Executive Officer

DATE: June 6, 2016	/s/ J. Michael Anderson
J. Michael Anderson,
Senior Vice President and Chief Financial Officer

DATE: June 6, 2016	/s/ Lisa Curtis
Lisa Curtis,
Vice President and Chief Accounting Officer