Form 10-Q
period 2016-07-31
LAYNE CHRISTENSEN CO
filed 2016-09-06
CIK 888504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

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

There were 19,804,526 shares of common stock, $.01 par value per share, outstanding on August 26, 2016.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

Form 10-Q

For the QUARTERLY PERIOD ENDED JULY 31, 2016

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
(in thousands)	2016	2016
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,941	$65,569
Customer receivables, less allowance of $3,910 and $3,494, respectively	92,135	91,810
Costs and estimated earnings in excess of billings on uncompleted contracts	89,487	88,989
Inventories	21,356	19,540
Other	13,047	18,251
Assets held for sale	3,133	2,135
Total current assets	278,099	286,294
Property and equipment, net	109,349	113,497
Other assets:
Investment in affiliates	56,653	57,364
Other	30,256	31,502
Total other assets	86,909	88,866
Total assets	$474,357	$488,657

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$69,217	$68,548
Accrued compensation	10,774	15,066
Accrued expenses and other current liabilities	40,112	47,242
Billings in excess of costs and estimated earnings on uncompleted contracts	27,731	24,158
Total current liabilities	147,834	155,014
Noncurrent liabilities:
Convertible notes, net	160,618	158,971
Long-term debt	12	15
Other	47,267	45,951
Total noncurrent liabilities	207,897	204,937
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 19,805 and 19,789 shares issued and outstanding, respectively	198	198
Capital in excess of par value	367,711	365,619
Accumulated deficit	(230,697)	(216,584)
Accumulated other comprehensive loss	(18,634)	(20,575)
Total Layne Christensen Company equity	118,578	128,658
Noncontrolling interests	48	48
Total equity	118,626	128,706
Total liabilities and equity	$474,357	$488,657

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2016	2015	2016	2015
Revenues	$159,049	$176,317	$318,788	$350,588
Cost of revenues (exclusive of depreciation, amortization, and impairment charges shown below)	(130,354)	(151,249)	(260,723)	(294,480)
Selling, general and administrative expenses (exclusive of depreciation, amortization, and impairment charges shown below)	(23,224)	(28,829)	(50,474)	(58,075)
Depreciation and amortization	(6,954)	(8,254)	(13,382)	(16,989)
Impairment charges	—	(4,598)	—	(4,598)
Restructuring costs	(1,005)	(4,361)	(1,460)	(4,551)
Equity in earnings (losses) of affiliates	458	(1,486)	1,727	(1,593)
Gain on extinguishment of debt	—	—	—	4,236
Interest expense	(4,209)	(4,295)	(8,455)	(8,147)
Other income, net	188	252	338	1,293
Loss from continuing operations before income taxes	(6,051)	(26,503)	(13,641)	(32,316)
Income tax benefit (expense)	741	2,993	(472)	2,232
Net loss from continuing operations	(5,310)	(23,510)	(14,113)	(30,084)
Net income from discontinued operations	—	5,356	—	5,372
Net loss	$(5,310)	$(18,154)	$(14,113)	$(24,712)
Earnings (loss) per share information:
Loss per share from continuing operations - basic and diluted	$(0.26)	$(1.19)	$(0.71)	$(1.53)
Earnings per share from discontinued operations - basic and diluted	—	0.26	—	0.27
Loss per share - basic and diluted	$(0.26)	$(0.93)	$(0.71)	$(1.26)
Weighted average shares outstanding - basic and dilutive	19,790	19,744	19,782	19,690

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands)	2016	2015	2016	2015
Net loss	$(5,310)	$(18,154)	$(14,113)	$(24,712)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of taxes of $0.1 million and $0.0 million for 2016 and 2015, respectively)	392	(465)	1,941	(2,108)
Other comprehensive income (loss)	392	(465)	1,941	(2,108)
Comprehensive loss	$(4,918)	$(18,619)	$(12,172)	$(26,820)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

						Total
					Accumulated	Layne
			Capital In		Other	Christensen
	Common Stock		Excess of	Accumulated	Comprehensive	Company	Noncontrolling
(in thousands)	Shares	Amount	Par Value	Deficit	(Loss) Income	Equity	Interest	Total
Balance February 1, 2016	19,789	$198	$365,619	$(216,584)	$(20,575)	$128,658	$48	$128,706
Net loss	—	—	—	(14,113)	—	(14,113)	—	(14,113)
Other comprehensive income	—	—	—	—	1,941	1,941	—	1,941
Issuance of nonvested shares	14	—	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	2	—	—	—	—	—	—	—
Equity-based compensation	—	—	2,092	—	—	2,092	—	2,092
Balance July 31, 2016	19,805	$198	$367,711	$(230,697)	$(18,634)	$118,578	$48	$118,626

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended July 31,
	(unaudited)
(in thousands)	2016	2015
Cash flow from operating activities:
Net loss	$(14,113)	$(24,712)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	13,382	20,228
Bad debt expense	1,334	269
Amortization of discount and deferred financing costs	2,072	2,119
Gain on extinguishment of debt	—	(4,236)
Deferred income taxes	(28)	(3,378)
Equity-based compensation	2,092	2,397
Equity in earnings of affiliates	(1,727)	685
Dividends received from affiliates	2,438	2,926
Restructuring costs	—	3,245
Write-down of inventory	—	7,563
Impairment charges	—	4,598
Gain from disposal of property and equipment	(253)	(950)
Changes in current assets and liabilities:
Customer receivables	(1,418)	2,775
Costs and estimated earnings in excess
of billings on uncompleted contracts	(514)	(3,203)
Inventories	835	1,735
Other current assets	356	3,168
Accounts payable and accrued expenses	(8,851)	(15,171)
Billings in excess of costs and
estimated earnings on uncompleted contracts	3,573	(6,171)
Other, net	(1,490)	2,983
Cash used in operating activities	(2,312)	(3,130)
Cash flow from investing activities:
Additions to property and equipment	(7,731)	(9,693)
Proceeds from disposal of property and equipment	1,484	5,882
Release of cash from restricted accounts	1,944	677
Cash used in investing activities	(4,303)	(3,134)
Cash flow from financing activities:
Repayments under revolving loan facilities	—	(22,039)
Proceeds from 8.0% convertible notes	—	49,950
Payment of debt issuance costs	(8)	(5,268)
Principal payments under capital lease obligation	(60)	(101)
Purchases and retirement of treasury stock	—	(342)
Cash (used in) provided by financing activities	(68)	22,200
Effects of exchange rate changes on cash	55	546
Net (decrease) increase in cash and cash equivalents	(6,628)	16,482
Cash and cash equivalents at beginning of period	65,569	21,661
Cash and cash equivalents at end of period	$58,941	$38,143

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

Investment in Affiliated Companies – Investments in affiliates in which we have the ability to exercise significant influence, but do not hold a controlling interest over operating and financial policies, are accounted for by the equity method. We evaluate our equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. During the three months ended July 31, 2016, due to the continued softness in minerals pricing and the extended downturn in the minerals market, we extended our review of our equity method investments for impairment. Based on such analysis, no indication of impairment existed as of July 31, 2016.

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

Beginning with the first quarter of FY2017, we are excluding nonvested restricted stock units (“RSU”) from the total shares issued and outstanding in our Condensed Consolidated Balance Sheets, since no shares are actually issued until the shares have vested and are no longer restricted. Once the restriction lapses on RSUs, the units are converted to unrestricted shares of our common stock and the par value of the stock is reclassified from additional paid-in-capital to common stock. RSU shares in prior periods have been reclassified to conform with this presentation.

As discussed further in Note 10 to the Condensed Consolidated Financial Statements, during the third quarter of FY2016, we completed the sale of our Geoconstruction business segment. The results of operations related to the Geoconstruction business segment have been classified as discontinued operations for all periods presented.  Unless noted otherwise, discussion in these Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

Business Segments –We report our financial results under four reporting segments consisting of Water Resources, Inliner, Heavy Civil and Mineral Services.

In the first quarter of FY2017, changes were made for certain of our smaller operations to reflect changes in organizational accountabilities as part of our strategy to simplify our business and streamline our operating and reporting structure. Our Collector Wells group was shifted from Heavy Civil to Water Resources to better align their operational expertise. We also shifted certain other smaller operations out of our “Other” segment and into our four reporting segments, and are no longer reporting the “Other” segment. Information for prior periods has been recast to conform to our new presentation.

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

Use of and Changes in Estimates – The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements are appropriate, actual results could differ from those estimates.

Foreign Currency Transactions and Translation – In accordance with Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters,” gains and losses resulting from foreign currency transactions are included in the Condensed Consolidated Statements of Operations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. The net foreign currency exchange differences resulting from these translations are reported in accumulated other comprehensive income (loss). Revenues and expenses are translated at average foreign currency exchange rates during the reporting period.

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

Net foreign currency transaction losses were $(0.1) million for the three and six months ended July 31, 2016, and $0.1 million and less than $(0.1) million for the three and six months ended July 31, 2015, respectively, and are recorded in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

Revenue Recognition—Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for construction contracts using the percentage-of-completion method is such that refinements of the estimating process for changing conditions and new developments may occur and are characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revisions to costs and income and are recognized in the period in which the revisions become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which the facts that caused the revision become known. Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, we prepare updated estimates of cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Large changes in cost estimates on larger, more complex construction projects can have a material impact on our financial statements and are reflected in results of operations when they become known.

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

Inventories—We value inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of supplies and raw materials.  Supplies of $19.0 million and $16.8 million and raw materials of $2.4 million and $2.7 million were included in inventories in the Condensed Consolidated Balance Sheets as of July 31, 2016 and January 31, 2016, respectively.

Goodwill —In accordance with ASC Topic 350-20, “Intangibles – Goodwill and Other,” we are required to test for the impairment of goodwill on at least an annual basis. We conduct this evaluation annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We believe at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or our strategies change, it is possible that our conclusions regarding impairment of the remaining goodwill could change and result in a material effect on our financial position and results of operations. As of July 31, 2016 and January 31, 2016, we had $8.9 million of goodwill, included as part of Other Assets in the Condensed Consolidated Balance Sheets. The goodwill is all attributable to the Inliner reporting segment.

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

During the three months ended July 31, 2016, due to the ongoing softness in global commodity prices, and decreased activity levels compared to prior year, we reviewed the recoverability of the asset values of our long-lived assets in the Heavy Civil and Mineral Services segments. No impairments were indicated by such analyses as of July 31, 2016.

Cash and Cash Equivalents—We consider investments with an original maturity of three months or less when purchased to be cash equivalents. Our cash equivalents are subject to potential credit risk. Our cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits – Restricted deposits consist of amounts associated with certain letters of credit for on-going projects, escrow funds related to a certain disposition, and judicial deposits associated with tax related legal proceedings in Brazil. Restricted deposits – current of $1.5 million and $3.5 million as of July 31, 2016 and January 31, 2016, respectively, are included in Other Current Assets in the Condensed Consolidated Balance Sheets. Restricted deposits – long term of $4.9 million and $4.3 million as of July 31, 2016 and January 31, 2016, respectively, are included in Other Assets in the Condensed Consolidated Balance Sheets.

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

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at July 31, 2016 and January 31, 2016, because of the relatively short maturity of those instruments. See Note 6 to the Condensed Consolidated Financial Statements for other fair value disclosures.

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

Equity-based Compensation—We recognize the cost of all equity-based instruments in the Condensed Consolidated Financial Statements using a fair-value measurement of the associated costs. The fair value of service-based equity-based compensation granted in the form of stock options is determined using a lattice valuation model and for certain market-based awards the fair value is determined using a Monte Carlo simulation model.

Unearned compensation expense associated with the issuance of nonvested shares is amortized on a straight-line basis as the restrictions on the shares expire, subject to achievement of certain contingencies.

Income (loss) Per Share—Income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which we recognize net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (see Note 3 to the Condensed Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method.  Options to purchase 0.9 million shares have been excluded from weighted average shares in the three and six months ended July 31, 2016, respectively, as their effect was antidilutive. A total of 1.9 million nonvested shares have been excluded from weighted average shares in the three and six months ended July 31, 2016, as their effect was antidilutive. Options to purchase a total 1.1 million shares have been excluded from weighted average shares in the three and six months ended July 31, 2015, as their effect was antidilutive. A total of 1.5 million nonvested shares have been excluded from weighted average shares in the three and six months ended July 31, 2015, respectively, as their effect was antidilutive.

Supplemental Cash Flow Information—The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Six Months Ended July 31,
(in thousands)	2016	2015
Income taxes paid	$514	$1,109
Income tax refunds	(171)	(3,976)
Interest paid	6,086	4,683
Noncash investing and financing activities:
Exchange of 4.25% convertible notes for 8.0% convertible notes	—	55,500
Accrued capital additions	2,772	1,442

New Accounting Pronouncements— In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses,” which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. Accordingly, the standard is effective for us on February 1, 2020 using a modified retrospective approach. We are currently evaluating the impact of the adoption of this ASU and do not believe the effect will be material on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. We are currently evaluating the impact of the adoption of this ASU and do not believe the effect will be material on our financial statements.

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

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers” on May 28, 2014. On August 12, 2015, the FASB issued ASU 2015-14, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This guidance defines the steps to recognize revenue for entities that have contracts with customers as well as requiring significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from such contracts. This guidance provides companies with a choice of applying it retrospectively to each reporting period presented or by recognizing the cumulative effect of applying it at the date of initial application (February 1, 2018 in our case) and not adjusting comparative information. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard pursuant to ASU 2014-09. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing, and in May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients, which amend certain aspects of the new revenue recognition standard pursuant to ASU 2014-09. At this point, we are currently evaluating the requirements and impact the provisions of the standard will have on our financial statements.

2. Property and Equipment

Property and equipment consisted of the following:

	July 31,	January 31,
	2016	2016
Land	$13,613	$13,474
Buildings	36,263	36,175
Machinery and equipment	364,027	375,698
Property and equipment, at cost	413,903	425,347
Less - Accumulated depreciation	(304,554)	(311,850)
Property and equipment, net	$109,349	$113,497

3. Indebtedness

Debt outstanding as of July 31, 2016, and January 31, 2016, was as follows:

	July 31,	January 31,
(in thousands)	2016	2016
4.25% Convertible Notes	$63,048	$61,766
8.0% Convertible Notes	97,570	97,205
Capitalized lease obligations	22	106
Less amounts representing interest	(1)	(3)
Total debt	160,639	159,074
Less current maturities of long-term debt	(9)	(88)
Total long-term debt	$160,630	$158,986

On March 2, 2015, we exchanged approximately $55.5 million aggregate principal amount of our 4.25% Convertible Notes for approximately $49.9 million aggregate principal amount of our 8.0% Convertible Notes. In accordance with the derecognition guidance for convertible instruments in an exchange transaction under ASC Topic 470-20, the fair value of the 8.0% Convertible Notes (“the exchange consideration”) and the transaction costs incurred were allocated between the liability and equity components of the 4.25% Convertible Notes. Of the $49.9 million exchange consideration, $42.1 million, which represented the fair value of the 4.25% Convertible Notes immediately prior to its derecognition, was allocated to the extinguishment of the liability component. Transaction costs of $0.9 million were also allocated to the liability component. As a result, we recognized a gain on extinguishment of debt of $4.2 million during the first quarter of FY2016. The remaining $7.8 million of the exchange consideration and $0.2 million of transaction costs were allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

The following table presents the carrying value of the Convertible Notes as of July 31, 2016:

	July 31,	January 31,
(in thousands)	2016	2016
4.25% Convertible Notes:
Carrying amount of the equity conversion component	$3,106	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500	$69,500
Unamortized deferred financing fees	(1,286)	(1,523)
Unamortized debt discount (1)	(5,166)	(6,211)
Net carrying amount	$63,048	$61,766

8.0% Convertible Notes:
Principal amount of the 8.0% Convertible Notes	$99,898	$99,898
Unamortized deferred financing fees	(2,328)	(2,693)
Net carrying amount	$97,570	$97,205
(1)	As of July 31, 2016, the remaining period over which the unamortized debt discount will be amortized is 27 months using an effective interest rate of 9.0%.

We utilize surety bonds to secure performance of our projects. As of July 31, 2016 and January 31, 2016, the amount of surety bonds was $206.1 million and $259.7 million, respectively, as measured by the expected amount of contract revenue remaining to be recognized on the projects.

4. Other Income, Net

Other income, net consisted of the following for the three and six months ended July 31, 2016 and 2015:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2016	2015	2016	2015
Net gain from disposal of property and equipment	$108	$210	$253	$969
Interest income	15	114	63	386
Currency exchange gain (losses)	(62)	111	(146)	(48)
Other	127	(183)	168	(14)
Total	$188	$252	$338	$1,293

5. Income Taxes

Income tax benefit (expense) for continuing operations of $0.7 million and $(0.5) million were recorded in the three and six months ended July 31, 2016, compared to $3.0 million and $2.2 million for the same periods last year. We recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three and six months ended July 31, 2016 and 2015.  The effective tax rates for continuing operations for the three and six months ended July 31, 2016 were 12.2% and (3.5)%, compared to 11.3% and 6.9% for the same periods last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the respective periods on current year losses.

After valuation allowances, we maintain no domestic net deferred tax assets and $0.8 million of deferred tax assets from various foreign jurisdictions where management believes that realization is more likely than not. In order for our foreign subsidiaries to fully realize the deferred tax asset, they will need to generate taxable income totaling $2.6 million in relation to where the deferred tax assets are recorded.  We will continue to evaluate all of the evidence in future quarters and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future.

As of July 31, 2016, and January 31, 2016, the total amount of unrecognized tax benefits recorded was $10.2 million and $10.8 million, respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $3.4 million due to settlements of audit issues. We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. We report income tax-related interest and penalties as a component of income tax expense. As of July 31, 2016, and January 31, 2016, the total amount of liability for income tax-related interest and penalties was $8.0 million and $7.8 million, respectively.

6. Fair Value Measurements

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

Our assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments held at fair value are presented below as of July 31, 2016, and January 31, 2016:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
July 31, 2016
Financial Assets:
Current restricted deposits held at fair value (1)	$1,521	$1,521	—	—
Long term restricted deposits held at fair value (1)	4,900	4,900	—	—
Contingent consideration receivable (2)	4,244	—	—	$4,244
January 31, 2016
Financial Assets:
Current restricted deposits held at fair value (1)	$3,466	$3,466	—	—
Long term restricted deposits held at fair value (1)	4,252	4,252	—	—
Contingent consideration receivable (2)	4,244	—	—	$4,244

(1)

Current restricted deposits are included in Other Current Asset in the Condensed Consolidated Balance Sheets. Long-term restricted deposits are included in Other Assets in the Condensed Consolidated Balance Sheets.

(2)

As discussed in Note 10 to the Condensed Consolidated Financial Statements, the contingent consideration receivable represents our share in the profits of one of the contracts assumed by the purchaser, as part of the sale of the Geoconstruction business on August 17, 2015. The amount was estimated based on the projected profits of the contract. There have been no changes in the estimated fair value since the closing date of the sale agreement.

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

The following table summarized the carrying values and estimated fair values of the long-term debt:

	July 31, 2016		January 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.25% Convertible Notes	$63,048	$61,077	$61,766	$49,873
8.0% Convertible Notes	97,570	92,156	97,205	92,156

7. Equity-Based Compensation

We have equity-based compensation plans for Directors and certain employees that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors. As of July 31, 2016, there were 86,479 shares which remained available to be granted under the plans. We have the ability to issue shares under the plans either from new issuances or from treasury, although we have previously always issued new shares and expect to continue to issue new shares in the future. We granted 13,495 shares of restricted stock, 199,352 restricted stock units and 447,903 performance vesting restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the six months ended July 31, 2016.  The grants consist of both service-based awards and market-based awards. We also granted a total of 134,433 stock options during the six months ended July 31, 2016 under the Layne Christensen Company 2006 Equity Incentive Plan.

We recognized compensation cost for equity-based compensation arrangements of $0.8 million and $2.1 million for the three and six months ended July 31, 2016, respectively, and $0.7 million and $2.4 million for the three and six months ended July 31, 2015, respectively. The total income tax benefit recognized for equity-based compensation arrangements were $0.3 million and $0.8 million for the three and six months ended July 31, 2016, respectively, and $0.3 million and $0.9 million for the three and six months ended July 31, 2015, respectively. As of July 31, 2016, no tax benefit is expected to be realized for equity-based compensation arrangements due to a full valuation allowance of our domestic deferred tax assets.

As of July 31, 2016, total unrecognized compensation cost related to unvested stock options was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 1.3 years.  As of July 31, 2016, there was approximately $5.3 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years.

A summary of nonvested share activity for the six months ended July 31, 2016, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2016	1,407,170	$5.20	$7,205
Granted - Director's restricted stock	13,495	7.04
Granted - Restricted stock units	199,352	7.04
Granted - Performance vesting shares	447,903	4.70
Vested	(26,349)	6.22
Forfeitures	(94,368)	10.79
Nonvested stock at July 31, 2016	1,947,203	$5.00	$15,578

A summary of stock option activity for the six months ended July 31, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2016	839,715	$17.61	7.1	$—
Granted	134,433	7.04
Expired	(10,000)	29.29
Forfeited	(27,157)	23.20
Outstanding at July 31, 2016	936,991	$15.81	6.9	$399
Exercisable at February 1, 2016	576,871	$19.00	6.5
Exercisable at July 31, 2016	771,869	$16.80	6.7	$399

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

The fair value of equity-based compensation granted in the form of stock options is determined using a lattice valuation model. The valuations were made using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock price. We use historical data to estimate early exercise and post-vesting forfeiture rates to be applied within the valuation model. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value per share at the date of grant for options granted during the six months ended July 31, 2016 was $1.59.

Assumptions:	2016
Weighted-average expected volatility	56.1%
Expected dividend yield	0.0%
Risk-free interest rate	0.6%
Expected term (in years)	1.9
Exercise multiple factor	1.4
Post-vesting forfeiture	20.3%

Nonvested stock awards having service requirements only, are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Other nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) or the disability or the death of the executive and for equitable adjustment in the event of changes in our equity structure. We granted certain performance based nonvested stock awards during the six months ended July 31, 2016, which were valued using a Monte Carlo simulation model.

Assumptions used in the Monte Carlo simulation model for the six months ended July 31, 2016 were as follows:

Assumptions:	2016
Weighted-average fair value	4.7%
Weighted-average expected volatility	58.3%
Expected dividend yield	0.0%
Weighted-average risk free rate	0.9%

8. Investment in Affiliates

We have investments in affiliates that are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies.  Investment in affiliates may include other construction joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries, if applicable, and the percentages directly and indirectly owned by us are as follows as of July 31, 2016:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on our investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2016	2015	2016	2015
Income statement data:
Revenues	$30,018	$33,813	$59,907	$70,136
Gross profit	5,596	4,349	11,533	9,663
Operating income	1,900	690	4,278	1,869
Net income (loss)	1,004	(2,854)	3,527	(3,090)

9. Operating Segments

We are a global solutions provider to the world of essential natural resources – water, minerals and energy. Management defines our operational organizational structure into discrete segments based on our primary product lines.

In the first quarter of FY2017, changes were made for certain of our smaller operations to reflect changes in organizational accountabilities as part of our strategy to simplify our business and streamline our operating and reporting structure.  Our Collector Wells group was shifted from Heavy Civil to Water Resources to better align their operational expertise. We also shifted certain other smaller operations out of our “Other” segment and into our four reporting segments, and are no longer reporting the “Other” segment. We believe these changes better reflect how the business is managed and performance is evaluated. Information for prior periods has been reclassified to conform to our new presentation.

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

Inliner

Inliner provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner® cured-in-place pipe (“CIPP”) which allows it to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Inliner has the ability to supply both traditional felt-based CIPP lining tubes cured with water or steam as well as a fiberglass-based lining tubes cured with ultraviolet light. Inliner holds the North American rights to the Inliner CIPP technology, owns and operates the liner manufacturer, as well as installation of Inliner CIPP product. While Inliner focuses on our proprietary Inliner CIPP, it provides full system renewal, including a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

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

Mineral Services

Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Global mining companies engage Mineral Services to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization expertise. Mine water management consists of vertical, large diameter wells for sourcing and dewatering; and horizontal drains for slope de-pressurization.  The primary markets are in the western U.S., Mexico, and South America. As discussed in Note 12 to the Condensed Consolidated Financial

Statements, during FY 2016, we implemented a plan to exit our operations in Africa and Australia. Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form its primary presence in Chile and Peru.

Financial information for our segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include expenses related to accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors.

Management evaluates segment performance based primarily on revenues and Adjusted EBITDA. Adjusted EBITDA represents income or loss from continuing operations before interest, taxes, depreciation and amortization, non-cash equity-based compensation, equity in earnings or losses from affiliates, certain non-recurring items such as impairment charges, restructuring costs, gain on extinguishment of debt, and certain other gains or losses, plus dividends received from affiliates. Refer to further discussion on Non-GAAP Financial Measures included in Part I, Item 2 in this Form 10-Q.

					Unallocated
Three Months Ended July 31, 2016	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$56,471	$52,976	$35,414	$14,318	$—	$(130)	$159,049

(Loss) income from continuing operations before income taxes	$(2,238)	$6,808	$103	$1,634	$(8,149)	$(4,209)	$(6,051)
Interest expense	—	—	—	—	—	4,209	4,209
Depreciation expense and amortization	3,015	1,262	428	1,801	448	—	6,954
Non-cash equity-based compensation	105	43	37	45	615	—	845
Equity in (earnings) losses of affiliates	—	—	—	(458)	—	—	(458)
Restructuring costs	603	72	4	173	153	—	1,005
Other expense (income), net	280	(52)	(154)	(479)	217	—	(188)
Dividends received from affiliates	—	—	—	1,347	—	—	1,347
Adjusted EBITDA	$1,765	$8,133	$418	$4,063	$(6,716)	$—	$7,663

					Unallocated
Three Months Ended July 31, 2015	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$60,599	$41,790	$48,546	$25,981	$—	$(599)	$176,317

(Loss) income from continuing operations before income taxes	$(962)	$4,422	$(1,178)	$(14,422)	$(10,068)	$(4,295)	$(26,503)
Interest expense	—	—	—	—	—	4,295	4,295
Depreciation expense and amortization	3,311	1,031	655	2,788	469	—	8,254
Non-cash equity-based compensation	80	46	5	45	527	—	703
Equity in (earnings) losses of affiliates	—	—	—	1,486	—	—	1,486
Impairment charges	4,598	—	—	—	—	—	4,598
Restructuring costs	(45)	(2)	(10)	11,675	306	—	11,924
Other expense (income), net	269	(46)	(179)	(191)	(105)	—	(252)
Dividends received from affiliates	—	—	—	847	—	—	847
Adjusted EBITDA	$7,251	$5,451	$(707)	$2,228	$(8,871)	$—	$5,352

					Unallocated
Six Months Ended July 31, 2016	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$118,421	$100,510	$74,507	$25,573	$—	$(223)	$318,788

(Loss) income from continuing operations before income taxes	$(1,938)	$12,453	$(679)	$1,287	$(16,309)	$(8,455)	$(13,641)
Interest expense	—	—	—	—	—	8,455	8,455
Depreciation expense and amortization	6,168	2,516	897	3,020	781	—	13,382
Non-cash equity-based compensation	309	294	74	94	1,321	—	2,092
Equity in (earnings) losses of affiliates	—	—	—	(1,727)	—	—	(1,727)
Restructuring costs	603	72	395	237	153	—	1,460
Other expense (income), net	720	16	(138)	(1,235)	299	—	(338)
Dividends received from affiliates	—	—	—	2,438	—	—	2,438
Adjusted EBITDA	$5,862	$15,351	$549	$4,114	$(13,755)	$—	$12,121

					Unallocated
Six Months Ended July 31, 2015	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$118,751	$89,810	$93,629	$49,505	$—	$(1,107)	$350,588

Income (loss) from continuing operations before income taxes	$1,929	$9,664	$(3,201)	$(16,974)	$(19,823)	$(3,911)	$(32,316)
Interest expense	—	—	—	—	—	8,147	8,147
Depreciation expense and amortization	6,761	2,028	1,350	5,889	961	—	16,989
Non-cash equity-based compensation	229	585	183	168	1,148	—	2,313
Equity in (earnings) losses of affiliates	—	—	—	1,593	—	—	1,593
Impairment charges	4,598	—	—	—	—	—	4,598
Restructuring costs	18	17	31	11,696	352	—	12,114
Gain on extinguishment of debt	—	—	—	—	—	(4,236)	(4,236)
Other (income) expense, net	(167)	(42)	(540)	(541)	(3)	—	(1,293)
Dividends received from affiliates	—	—	—	2,210	—	—	2,210
Adjusted EBITDA	$13,368	$12,252	$(2,177)	$4,041	$(17,365)	$—	$10,119

The following table summarizes revenue for our continuing operations, by product line and by major geographic area, for the three and six months ended July 31, 2016 and 2015:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2016	2015	2016	2015
Product Line Information
Water systems	$49,394	$54,896	$104,872	$107,405
Water treatment technologies	3,152	2,417	7,421	6,127
Sewer rehabilitation	52,976	41,790	100,510	89,810
Water and wastewater plant construction	21,132	39,434	42,440	73,157
Pipeline construction	13,569	8,785	30,542	18,975
Environmental and specialty drilling	3,393	2,215	6,276	3,598
Exploration drilling	13,618	24,424	23,912	45,488
Other	1,815	2,356	2,815	6,028
Total revenues	$159,049	$176,317	$318,788	$350,588

Geographic Information
United States	$152,228	$160,905	$306,268	$321,951
Africa/Australia	—	3,872	152	7,962
South America	1,838	2,073	2,301	3,983
Mexico	4,966	8,806	9,966	15,467
Other foreign	17	661	101	1,225
Total revenues	$159,049	$176,317	$318,788	$350,588

10. Discontinued Operations

On August 17, 2015, we completed the sale of the Geoconstruction business segment to a subsidiary of Keller Foundations, LLC, a member of Keller Group plc (“Keller”), for a total purchase price of $47.7 million. As of July 31, 2016, we have approximately $1.5 million held in an escrow account, which is included in Other Assets in the Condensed Consolidated Balance Sheet, to be paid to us at a later date upon the satisfaction of certain conditions. In addition, as of July 31, 2016, we have $4.2 million of contingent consideration receivable, included in Other Assets in the Condensed Consolidated Balance Sheet. The contingent consideration represents our best estimate of our share in the profits of one of the contracts assumed by Keller.

The results of operations associated with the Geoconstruction business segment for the three and six months ended July 31, 2015 were as follows:

	Three Months	Six Months
	Ended July 31,	Ended July 31,
(in thousands)	2015	2015
Revenue	$22,860	$42,952
Cost of revenues (exclusive of depreciation and amortization, shown below)	(13,710)	(31,155)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(1,411)	(3,018)
Depreciation and amortization	(1,634)	(3,239)
Equity in earnings of affiliates	170	907
Other income (expense) items	772	684
Total operating income on discontinued operations before income taxes	7,047	7,131
Income tax expense	(1,691)	(1,759)
Total income on discontinued operations	$5,356	$5,372

Prior to the completion of the sale, we owned 65% and 50% of Case-Bencor Joint Venture (Washington) and Case-Bencor Joint Venture (Iowa), respectively, which were both included as part of the Geoconstruction business segment as investments in affiliates, and were discontinued as a result of the sale. Summarized financial information of the entities, which were accounted for as equity method investments, for the three and six months ended July 31, 2015 was as follows:

	Three Months	Six Months
	Ended July 31,	Ended July 31,
(in thousands)	2015	2015
Income statement data:
Revenues	$2,376	$7,861
Gross profit	351	1,826
Net income (loss)	351	1,826

In accordance with our adoption of ASU 2014-08 effective February 1, 2015, additional disclosure relating to cash flow is required for discontinued operations. Cash flow data relating to the Geoconstruction business segment for the six months ended July 31, 2015 is presented below:

Six Months Ended
(in thousands)	July 31, 2015
Cash flow data:
Depreciation and amortization	$3,239
Capital expenditures	207

11. Contingencies

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

12. Restructuring Costs

During the second quarter of FY 2017, we continued our efforts to improve our cost structure and streamline our operations, by initiating a plan to reduce costs and improve our profitability in our Water Resources segment (“Water Resources Business Performance Initiative”). The Water Resources Business Performance Initiative involves cost rationalization, increased standardization of functions such as sales, pricing and estimation, disposal of underutilized assets, and process improvements to drive efficiencies. We recorded approximately $0.6 million in restructuring costs for the three and six months ended July 31, 2016 related to the Water Resources Business Performance Initiative. We estimate remaining amounts to be incurred for the Water Resources Business Performance Initiative of approximately $1.5 million

During FY 2016, we took steps to move towards a more focused strategy to simplify our business and build upon our capabilities in water (“FY2016 Restructuring Plan”). In response to these steps, and due to the continuing decline in the global minerals market, we implemented a plan to exit our operations in Africa and Australia. The FY2016 Restructuring Plan is expected to be completed by the end of FY2017. In FY 2017, we have incurred costs supporting this strategic focus, recognizing approximately $0.4 million and $0.9 million of restructuring expenses for the three and six months ended July 31, 2016, respectively. The FY2016 Restructuring Plan for the six months ended July 31, 2016 related to the segments as follows: $0.1 million in Inliner, $0.4 million in Heavy Civil, $0.2 million in Mineral Services, and $0.2 million in Unallocated Corporate Expenses. Total costs incurred from inception to July 31, 2016 for the FY2016 Restructuring Plan amounts to $17.1 million. We estimate remaining amounts to be incurred for the FY2016 Restructuring Plan of approximately $0.1 million.

The following table summarizes the carrying amount of the accrual for the restructuring plans discussed above:

	Severance
	and other
	personnel-
	related
(in thousands)	costs	Other	Total

Balance at January 31, 2016	$1,157	$56	$1,213
Restructuring Costs
Water Resources Business Performance Initiative	187	416	603
FY2016 Restructuring Plan	210	647	857
Total restructuring costs	397	1,063	1,460
Cash expenditures	(738)	(714)	(1,452)
Adjustment to liability	25	10	35
Balance at July 31, 2016	$841	$415	$1,256

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

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 in this Form 10-Q, as well as our consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended January 31, 2016. As used herein, phrases such as the “Company,” “we,” “our,” and “us” are intended to refer to Layne Christensen Company when used.

We are a global water management, construction and drilling company. We primarily operate in North America and South America. We manage and report our operations through four segments: Water Resources, Inliner, Heavy Civil, and Mineral Services. Our operations are cyclical and subject to seasonality. Drilling and construction activities and revenues tend to decrease in November through January.

Recent Developments

As disclosed in Note 9 to the Condensed Consolidated Financial Statements, effective the first quarter of FY2017, changes were made for certain of our smaller operations to reflect changes in organizational accountabilities as part of our strategy to simplify our business and streamline our operating and reporting structure. Our Collector Wells group was shifted from Heavy Civil to Water Resources to better align their operational expertise. We also shifted certain other smaller operations out of our “Other” segment and into our four reporting segments, and are no longer reporting the “Other” segment. These changes better reflect how the business is managed and performance is evaluated.  Information for prior periods has been recast to conform with the current presentation.

Non-GAAP Financial Measures

We use Adjusted EBITDA to assess our performance, which is not defined in generally accepted accounting principles (GAAP). Our measure of Adjusted EBITDA, which may not be comparable to other companies’ measure of Adjusted EBITDA, represents income or loss from continuing operations before interest, taxes, depreciation and amortization, non-cash equity-based compensation, equity in earnings or losses from affiliates, certain non-recurring items such as impairment charges, restructuring costs, gain on extinguishment of debt, and certain other gains or losses, plus dividends received from affiliates. Adjusted EBITDA is included as a complement to results provided in accordance with GAAP because management believes this non-GAAP financial measure helps us understand and evaluate our operating performance and trends and provides useful information to both management and investors. In addition, we use Adjusted EBITDA as a factor in incentive compensation decisions and our credit facility agreement uses measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. See Note 9 to the Condensed Consolidated Financial Statements for the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA.

We also use Adjusted Working Capital, which is not determined in accordance with GAAP, as an indicator of operating efficiency and our ability to manage our receivables and inventory. Adjusted Working Capital excludes cash and cash equivalents from the traditional measure of working capital.

Consolidated Results of Operations – Three Months Ended July 31, 2016 and 2015

Revenues declined 9.8% to $159.0 million, for the three months ended July 31, 2016, from $176.3 million for the same period last year, due to declines in Heavy Civil resulting from the continuing shift towards more selective opportunities, and lower revenues in Mineral Services as a result of the ongoing softness in global commodity prices.  Inliner’s revenue increased 26.8% compared to the prior year due to increased activity levels.

Cost of revenues (exclusive of depreciation, amortization, and impairment charges) decreased $20.9 million, to $130.4 million (82.0% of revenues) for the three months ended July 31, 2016, from $151.2 million (85.8% of revenues) for the same period last year. Cost of revenues as a percentage of revenues for the three months ended July 31, 2016 decreased from the prior year primarily due to improved margins in Heavy Civil.

Selling, general and administrative expenses decreased $5.6 million, or 19.4%, to $23.2 million for the three months ended July 31, 2016. The decrease was primarily due to value added tax recovery received during the current quarter, as well as reduced overhead costs, including reductions in legal and professional fees, compensation expenses, and contract labor.

Depreciation and amortization decreased $1.3 million, or 15.7%, to $7.0 million for the three months ended July 31, 2016. The decrease was primarily due to reductions in capital expenditures in prior years, disposal of underutilized assets and impairment of certain fixed assets during the prior year.

Restructuring costs of $1.0 million were recorded for the three months ended July 31, 2016, compared to $4.4 million for the same period last year. Restructuring costs for the current quarter primarily related to costs associated with our Water Resources Business Performance Initiative, and other costs to support our business focus and strategy, as discussed in Note 12 to the Condensed Consolidated Financial Statements.

Equity in earnings (losses) of affiliates improved to earnings of $0.5 million for the three months ended July 31, 2016, as compared to losses of $1.5 million during the same period last year.

Interest expense of $4.2 million for the three months ended July 31, 2016 was relatively flat, as compared to the same period last year.

Income tax benefit (expense) from continuing operations of $0.7 million was recorded for the three months ended July 31, 2016, compared to $3.0 million for the same period last year. We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The effective tax rate for the three months ended July 31, 2016 was 12.2%, compared to 11.3% for the same period last year. The difference between the effective tax rate and the statutory tax rate resulted primarily from valuation allowance recorded during the period on current year losses.

Segment Operating Results – Three Months Ended July 31, 2016 and 2015

Water Resources

	Three Months
	Ended July 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$56,471	$60,599	$(4,128)	(6.8)%
Adjusted EBITDA	1,765	7,251	(5,486)	(75.7)
Adjusted EBITDA as a percentage of revenues	3.1%	12.0%	n/m	n/m

Revenues for Water Resources decreased during the three months ended July 31, 2016 primarily due to reduced activity in drilling projects, as a result of the softening of the agricultural market in the western region, and reduced activity in the energy sector.

The decrease in Adjusted EBITDA for the three months ended July 31, 2016 was primarily due to reduced revenues and margins as a consequence of reduced drilling activity in the western region, reduced activity in the energy sector, execution issues with certain drilling projects, and higher maintenance costs on equipment. Offsetting these declines was growth in the volume of the division’s repair and installation business, which typically has better margins.

Inliner

	Three Months
	Ended July 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$52,976	$41,790	$11,186	26.8%
Adjusted EBITDA	8,133	5,451	2,682	49.2
Adjusted EBITDA as a percentage of revenues	15.4%	13.0%	n/m	n/m

Revenues for Inliner increased during the three months ended July 31, 2016, primarily due to increased activity and growth in the number of crews, from 34 in the prior year to 38 in the current year. Favorable product mix with a higher volume of larger diameter pipe and an increased volume of subcontracted work contributed to increased revenues in the current quarter.

The increase in Adjusted EBITDA was attributed to favorable product mix and a slight decrease in selling, general and administrative expenses.

Heavy Civil

	Three Months
	Ended July 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$35,414	$48,546	$(13,132)	(27.1)%
Adjusted EBITDA	418	(707)	1,125	n/m
Adjusted EBITDA as a percentage of revenues	1.2%	(1.5%)	n/m	n/m

Revenues for Heavy Civil decreased primarily as a result of our continuing strategic shift towards more selective opportunities, including negotiated and alternative delivery contracts, and less emphasis on traditional fixed-price contracts.  Additionally, delays in the start of certain projects from our backlog contributed to reduced revenues during the current quarter.

The increase in Adjusted EBITDA was primarily due to improved job margin related to the strategic shift towards more selective opportunities where we believe we are better able to manage our risks, as well as improved project execution, and the completion of certain legacy troubled fixed-price contracts.

Mineral Services

	Three Months
	Ended July 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$14,318	$25,981	$(11,663)	(44.9)%
Adjusted EBITDA	4,063	2,228	1,835	82.4
Adjusted EBITDA as a percentage of revenues	28.4%	8.6%	n/m	n/m
Equity in earnings (losses) of affiliates	$458	$(1,486)	$1,944	n/m

Revenues for Mineral Services declined primarily due to lower activity levels in the United States and Mexico as a result of the continued softness in global commodity prices. Furthermore, our decision to exit from our operations in Africa and Australia during FY2016 contributed to approximately $3.9 million in revenue decline for the three months ended July 31, 2016, compared to the prior year period.

Adjusted EBITDA increased for the three months ended July 31, 2016 due in large part to a $2.2 million value added tax recovery during the quarter, and higher dividends received from affiliates, which were partially offset by lower activity levels discussed above.

Equity in earnings (losses) of affiliates improved during the three months ended July 31, 2016, due to improved profitability in our Latin American affiliates.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA calculation were $6.7 million for the three months ended July 31, 2016, compared to $8.9 million for the same period last year. The improvement was primarily due to reduction in legal and professional fees, as well as reductions in compensation expense.

Consolidated Results of Operations – Six Months Ended July 31, 2016 and 2015

Revenues decreased 9.1% to $318.8 million, for the six months ended July 31, 2016, from $350.6 million for the same period last year, due to declines in Heavy Civil resulting from the continuing shift towards more selective opportunities, and lower revenues in Mineral Services as a result of the ongoing softness in global commodity prices.  Inliner’s revenue increased 11.9% compared to the prior year due to increased activity levels.

Cost of revenues decreased $33.8 million, to $260.7 million (81.8% of revenues), from $294.5 million (84.0% of revenues) for the same period last year. Cost of revenues as a percentage of revenues for the six months ended July 31, 2016 decreased from the prior year primarily due to improved margins in Heavy Civil and Inliner.

Selling, general and administrative expenses decreased $7.6 million, or 13.1%, to $50.5 million, for the six months ended July 31, 2016, as compared to the same period last year. The decrease was primarily due to value added tax recovery received during the current year, as well as reduced overhead costs, including reductions in legal and professional fees, consulting expenses, compensation expenses and contract labor, partially offset by an increase in bad debt expense.

Depreciation and amortization decreased $3.6 million, or 21.2%, to $13.4 million, for the six months ended July 31, 2016, as compared to the same period last year. The decrease was primarily due to reductions in capital expenditures in prior years, disposal of underutilized assets and impairment of certain fixed assets during the prior year.

Restructuring costs of $1.5 million were recorded for the six months ended July 31, 2016, compared to $4.6 million for the same period last year. Restructuring costs for the current year primarily related to costs associated with our Water Resources Business Performance Initiative, and other costs to support our business focus and strategy, as discussed in Note 12 to the Condensed Consolidated Financial Statements.

Equity in earnings (losses) of affiliates improved to earnings of $1.7 million for the six months ended July 31, 2016, compared to losses of $1.6 million during the same period last year.

A gain on extinguishment of debt of $4.2 million was recognized during the six months ended July 31, 2015, in connection with the partial exchange of the 4.25% Convertible Notes for 8.0% Convertible Notes, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

Interest expense for the six months ended July 31, 2016, increased $0.3 million, or 3.8%, to $8.5 million, as compared to the same period last year. The increase in interest expense was mainly due to higher interest expense associated with the issuance of the 8.0% Convertible Notes during the first quarter of FY2016.

Income tax benefit (expense) from continuing operations of $(0.5) million were recorded for the six months ended July 31, 2016, compared to $2.2 million for the same period last year. We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The effective tax rate for the six months ended July 31, 2016 was (3.5%), compared to 6.9% for the same period last year. The difference between the effective tax rate and the statutory tax rate resulted primarily from valuation allowance recorded during the period on current year losses.

Segment Operating Results – Six Months Ended July 31, 2016 and 2015

Water Resources

	Six Months
	Ended July 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$118,421	$118,751	$(330)	(0.3)%
Adjusted EBITDA	5,862	13,368	(7,506)	(56.1)
Adjusted EBITDA as a percentage of revenues	5.0%	11.3%	n/m	n/m

Revenues at Water Resources for the six months ended July 31, 2016 were relatively flat compared to the prior year, as declines in drilling projects were offset by increases in repair and installation projects and injection well projects.

The decrease in Adjusted EBITDA for the six months ended July 31, 2016 was primarily due to reduced revenues and margins as a consequence of reduced drilling activity in the western region, reduced activity in the energy sector, execution issues with certain drilling projects, and higher maintenance costs on equipment during the current year. Offsetting these declines was growth in the volume of the division’s repair and installation business, which typically has better margins.

Inliner

	Six Months
	Ended July 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$100,510	$89,810	$10,700	11.9%
Adjusted EBITDA	15,351	12,252	3,099	25.3
Adjusted EBITDA as a percentage of revenues	15.3%	13.6%	n/m	n/m

Revenues for Inliner increased during the six months ended July 31, 2016, primarily due to increased activity and growth in the number of crews, from 34 in the prior year to 38 in the current year. Favorable product mix with a higher volume of larger diameter pipe and a higher mix of subcontracted work contributed to increased revenues in the current year.

The increase in Adjusted EBITDA was attributed to favorable product mix, with a higher volume of large diameter pipe installations contributing to higher margins. There was also a slight decrease in selling, general and administrative expenses during the current year.

Heavy Civil

	Six Months
	Ended July 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$74,507	$93,629	$(19,122)	(20.4)%
Adjusted EBITDA	549	(2,177)	2,726	125.2
Adjusted EBITDA as a percentage of revenues	0.7%	(2.3%)	n/m	n/m

Revenues for Heavy Civil for the six months ended July 31, 2016 decreased primarily as a result of our continuing strategic shift towards more selective opportunities. Additionally, delays in the start of certain projects from our backlog contributed to reduced revenues during the current year.

The increase in Adjusted EBITDA was primarily due to improved job margin related to the strategic shift towards more selective opportunities where we believe we are better able to manage our risks, as well as improved project execution, and the completion of certain legacy troubled fixed-price contracts.

Mineral Services

	Six Months
	Ended July 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$25,573	$49,505	$(23,932)	(48.3)%
Adjusted EBITDA	4,114	4,041	73	1.8
Adjusted EBITDA as a percentage of revenues	16.1%	8.2%	n/m	n/m
Equity in earnings (losses) of affiliates	$1,727	$(1,593)	$3,320	n/m

Revenues for Mineral Services declined primarily due to lower activity levels in the United States and Mexico as a result of the continued softness in global commodity prices. Furthermore, our decision to exit from our operations in Africa and Australia during FY2016 contributed to approximately $7.8 million in revenue decline for the six months ended July 31, 2016, compared to the prior year period.

Adjusted EBITDA for the six months ended July 31, 2016 was slightly lower reflecting reduced activity levels, which were partially offset by value added tax recovery of $2.2 million during the current year, and higher dividends received from affiliates.

Equity in earnings (losses) of affiliates improved during the six months ended July 31, 2016, due to improved profitability in our Latin American affiliates.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA calculation were $13.8 million for the six months ended July 31, 2016, compared to $17.4 million for the same period last year. The improvement was primarily due to reductions in legal and professional fees, consulting expenses and compensation expenses. Corporate headcount decreased from 102 employees as of July 31, 2015 to 90 employees as of July 31, 2016.

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

Our backlog at July 31, 2016, was approximately $286.6 million compared to $346.3 million at January 31, 2016.

			Revenues Recognized
	Backlog at	New Business	during six months ended	Backlog at	Backlog at
(in millions)	January 31, 2016	Awarded(1)	July 31, 2016	July 31, 2016	July 31, 2015
Water Resources	$97.6	$93.4	$118.4	$72.6	$105.0
Inliner	113.6	108.4	100.5	121.5	118.9
Heavy Civil	135.1	31.9	74.5	92.5	157.0
Total	$346.3	$233.7	$293.4	$286.6	$380.9

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow generated from operations, supplemented by borrowings under our credit facilities, issuances of debt, and sales of assets. Our cash flow is affected by prices of raw materials, demand for our services, operational risks, volatility in commodity prices, industry and economic conditions, and conditions in the global markets.

As of July 31, 2016, our total liquidity was $125.5 million, consisting of Excess Availability under our asset-based credit facility and total cash and cash equivalents. Our cash and cash equivalents as of July 31, 2016, were $58.9 million, compared to $65.6 million and $38.1 million as of January 31, 2016 and July 31, 2015, respectively.  Of our cash and cash equivalents, amounts held by foreign subsidiaries as of July 31, 2016, January 31, 2016 and July 31, 2015 were $12.4 million, $10.8 million and $10.9 million, respectively. Of the amounts held by foreign subsidiaries at July 31, 2016, $0.1 million could be subject to repatriation restrictions if the amounts were needed for domestic operations.  It is our intention to permanently reinvest funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.  Restrictions on the transfer of foreign cash and cash equivalents have not significantly impacted our overall liquidity.

Our working capital as of July 31, 2016 was $130.3 million and $131.3 million as of January 31, 2016.  Adjusted Working Capital (working capital excluding cash and cash equivalents of $58.9 million and $65.6 million, respectively), increased $5.6 million to $71.3 million as of July 31, 2016 from $65.7 million as of January 31, 2016.

Cash Flows

Cash used in operating activities was $2.3 million for the six months ended July 31, 2016, compared to $3.1 million for the six months ended July 31, 2015.  The decrease in cash used in operating activities was primarily due to better working capital management.

Cash used in investing activities was $4.3 million for the six months ended July 31, 2016, compared to $3.1 million for the six months ended July 31, 2015.  Cash used in investing activities consisted primarily of capital expenditures, partially offset by sales of assets. We are selectively investing capital expenditures in growth businesses, while continuing to dispose of underutilized assets. We also received $1.9 million in the current year from the release of restricted deposits relating to cash-collateralized letters of credit issued under our previous credit agreement, as compared to $0.7 million in the prior year.

Cash flows used in financing activities was $0.1 million for the six months ended July 31, 2016, compared to cash provided by financing activities of $22.2 million for the six months ended July 31, 2015.  The prior period benefit primarily relates to proceeds from the issuance of 8.0% Convertible Notes, partially offset by net payments on our asset-based credit facility.

Financing Agreements

Below is a summary of certain provisions of our credit facility and debt instruments. For more information about our indebtedness, see Note 3 to the Condensed Consolidated Financial Statements and Note 6 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

4.25% Convertible Senior Notes due 2018. We have outstanding $69.5 million in aggregate principal amount of our 4.25% Convertible Notes as of July 31, 2016. The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year.  The 4.25% Convertible Notes mature on November 15, 2018, unless earlier repurchased, redeemed or converted.  The 4.25% Convertible Notes are contingently convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018.

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

On and after November 15, 2016, and prior to the maturity date, we may redeem all, but not less than all, of the 4.25% Convertible Notes for cash if the sale price of our common stock equals or exceeds 130% of the applicable calculated conversion price for a specified time period ending on the trading day immediately prior to the date we deliver notice of the redemption.  The redemption price will equal 100% of the principal amount of the 4.25% Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date.  In addition, upon the occurrence of a fundamental change (as defined in the Indenture), holders of the 4.25% Convertible Notes will have the right, at their option, to require us to repurchase their 4.25% Convertible Notes in cash at a price equal to 100% of the principal amount of the 4.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

8.0% Senior Secured Second Lien Convertible Notes. We have outstanding $99.9 million in aggregate principal amount of our 8.0% Convertible Notes as of July 31, 2016. The 8.0% Convertible Notes, issued pursuant to the 8.0% Convertible Notes Indenture, bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

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

Asset-based revolving credit facility. As of July 31, 2016, availability under our asset-based credit facility was $100.0 million, with outstanding letters of credit amounting to $33.4 million, leaving Excess Availability of approximately $66.6 million.

The asset-based credit facility is guaranteed by our direct and indirectly wholly-owned domestic subsidiaries, subject to certain exceptions described in the asset-based credit facility. The obligations under the asset-based credit facility are secured by a lien on substantially all of our assets and the assets of the guarantor subsidiaries, subject to certain exceptions described in the asset-based credit facility, including a pledge of up to 65.0% of the equity interest of our first tier foreign subsidiaries.

We must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

●	for a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $17.5 million, and
●	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

●	capital expenditures,
●	cash interest expense,
●	any regularly scheduled amortized principal payments on indebtedness, and
●	cash taxes.

A comparison of the required covenants under the asset-based credit facility to the current compliance is as follows:

(in millions)	Trailing twelve month period	Cumulative from May 1, 2014
Minimum Cash Flow cannot be less than	$(25.0)	$(45.0)
Actual as of July 31, 2016	(6.0)	(17.4)

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a Covenant Compliance Period (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days. We  must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during any fiscal quarter ending from July 31, 2014 through April 30, 2015, and for the fiscal quarters ending from January 31, 2016 through July 31, 2016.

The asset-based credit facility permits us to make certain voluntary prepayments, payments, repurchases or redemptions, retirements, defeasances or acquisitions for value of the 8.0% Convertible Notes if the following payment conditions are satisfied:

●	there is no default before or after such action;
●

thirty-Day Excess Availability and Excess Availability (each as defined in the asset-based facility agreement) on a pro forma basis is equal to or exceeds the greater of (A) 17.5% of the Total Availability and (B) $17.5 million; and

●	we have on a pro forma basis a Consolidated Fixed Charge Coverage Ratio of not less than 1.1:1.0.

The asset-based credit facility also contains a subjective acceleration clause that can be triggered if the lenders determine that we have experienced a material adverse change.  If triggered by the lenders, this clause would create an Event of Default which in turn would permit the lenders to accelerate repayment of outstanding obligations.

In general, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all of our funds received on a daily basis will be applied to reduce amounts owing under the asset-based credit facility.  Based on current projections, we do not anticipate being in a Covenant Compliance Period during the next twelve months.

Management believes that it has the ability to implement and execute measures so that we will continue to have sufficient and adequate funds to meet our anticipated liquidity needs for the next twelve months.  Further, we are in compliance with our covenants related to all of our outstanding indebtedness as of July 31, 2016, and expect to remain in compliance with those covenants during the next twelve months.

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

Interest Rate Risk

We centrally manage our debt portfolio considering overall financing strategies and tax consequences. A description of our debt is included in Note 3 to the Condensed Consolidated Financial Statements in this Form 10-Q. As of July 31, 2016, an instantaneous change in interest rates of one percentage point would impact our annual interest expense by approximately $1.6 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in foreign currency exchange rates. Currently, our primary international operations are in Mexico, Canada and South America. Our affiliates also operate in Latin America. The operations are described in Notes l and 2 of the Notes to Consolidated Financial Statements appearing in our Annual Report and Notes 8 and 9 of the Condensed Consolidated Financial Statements included in this Form 10-Q. The majority of our contracts in Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, we have historically not hedged our foreign currency exchange risk. As of July 31, 2016, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, translation of the income statements of our international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately $0.1 million for the three months ended July 31, 2016. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in our financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of July 31, 2016, conducted under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

4.1

First Amendment and Consent to Amended and Restated Credit Agreement dated June 9, 2016, among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent.

10.1	Form of Indemnification Agreement for Directors and Executive Officers.

31.1	Section 302 Certification of Chief Executive Officer of the Company.

31.2	Section 302 Certification of Chief Financial Officer of the Company.

32.1	Section 906 Certification of Chief Executive Officer of the Company.

32.2	Section 906 Certification of Chief Financial Officer of the Company.

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: September 6, 2016	/s/ Michael J. Caliel
Michael J. Caliel,
President and Chief Executive Officer

DATE: September 6, 2016	/s/ J. Michael Anderson
J. Michael Anderson,
Senior Vice President and Chief Financial Officer

DATE: September 6, 2016	/s/ Lisa Curtis
Lisa Curtis,
Vice President and Chief Accounting Officer