Form 10-Q
period 2016-10-31
LAYNE CHRISTENSEN CO
filed 2016-12-08
CIK 888504

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

There were 19,804,526 shares of common stock, $.01 par value per share, outstanding on November 25, 2016.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

Form 10-Q

For the QUARTERLY PERIOD ENDED OCTOBER 31, 2016

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
(in thousands)	2016	2016
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,711	$65,569
Customer receivables, less allowance of $3,856 and $3,494, respectively	86,128	91,810
Costs and estimated earnings in excess of billings on uncompleted contracts	86,106	88,989
Inventories	21,711	19,540
Other	13,999	18,251
Assets held for sale	2,135	2,135
Total current assets	282,790	286,294
Property and equipment, net	106,192	113,497
Other assets:
Investment in affiliates	56,629	57,364
Other	27,880	31,502
Total other assets	84,509	88,866
Total assets	$473,491	$488,657

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$67,205	$68,548
Accrued compensation	13,261	15,066
Accrued expenses and other current liabilities	42,443	47,242
Billings in excess of costs and estimated earnings on uncompleted contracts	27,279	24,158
Total current liabilities	150,188	155,014
Noncurrent liabilities:
Convertible notes, net	161,466	158,971
Long-term debt	9	15
Other	47,229	45,951
Total noncurrent liabilities	208,704	204,937
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 19,805 and 19,789 shares issued and outstanding, respectively	198	198
Capital in excess of par value	368,366	365,619
Accumulated deficit	(235,740)	(216,584)
Accumulated other comprehensive loss	(18,273)	(20,575)
Total Layne Christensen Company equity	114,551	128,658
Noncontrolling interests	48	48
Total equity	114,599	128,706
Total liabilities and equity	$473,491	$488,657

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2016	2015	2016	2015
Revenues	$153,567	$173,179	$472,355	$523,767
Cost of revenues (exclusive of depreciation, amortization, and impairment charges shown below)	(125,945)	(142,941)	(386,668)	(437,421)
Selling, general and administrative expenses (exclusive of depreciation, amortization, and impairment charges shown below)	(22,046)	(25,372)	(72,520)	(83,447)
Depreciation and amortization	(6,865)	(7,940)	(20,247)	(24,929)
Impairment charges	—	—	—	(4,598)
Restructuring costs	(1,725)	(2,177)	(3,185)	(6,728)
Equity in earnings (losses) of affiliates	189	(540)	1,916	(2,133)
Gain on extinguishment of debt	—	—	—	4,236
Interest expense	(4,206)	(5,199)	(12,661)	(13,346)
Other income, net	3,340	744	3,678	2,037
Loss from continuing operations before income taxes	(3,691)	(10,246)	(17,332)	(42,562)
Income tax (expense) benefit	(1,352)	1,252	(1,824)	3,484
Net loss from continuing operations	(5,043)	(8,994)	(19,156)	(39,078)
Net income from discontinued operations	—	5,552	—	10,924
Net loss	$(5,043)	$(3,442)	$(19,156)	$(28,154)
Earnings (loss) per share information:
Loss per share from continuing operations - basic and diluted	$(0.26)	$(0.45)	$(0.97)	$(1.98)
Earnings per share from discontinued operations - basic and diluted	—	0.28	—	0.55
Loss per share - basic and diluted	$(0.26)	$(0.17)	$(0.97)	$(1.43)
Weighted average shares outstanding - basic and dilutive	19,791	19,752	19,785	19,711

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands)	2016	2015	2016	2015
Net loss	$(5,043)	$(3,442)	$(19,156)	$(28,154)
Other comprehensive income (loss):
Foreign currency translation adjustments (net of taxes of $0.1 million and $0.0 million for 2016 and 2015, respectively)	361	(1,726)	2,302	(3,834)
Other comprehensive income (loss)	361	(1,726)	2,302	(3,834)
Comprehensive loss	$(4,682)	$(5,168)	$(16,854)	$(31,988)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

						Total
					Accumulated	Layne
			Capital In		Other	Christensen
	Common Stock		Excess of	Accumulated	Comprehensive	Company	Noncontrolling
(in thousands)	Shares	Amount	Par Value	Deficit	(Loss) Income	Equity	Interest	Total
Balance February 1, 2016	19,789	$198	$365,619	$(216,584)	$(20,575)	$128,658	$48	$128,706
Net loss	—	—	—	(19,156)	—	(19,156)	—	(19,156)
Other comprehensive income	—	—	—	—	2,302	2,302	—	2,302
Issuance of nonvested shares	14	—	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	2	—	—	—	—	—	—	—
Shares purchased and subsequently cancelled	—	—	(2)	—	—	(2)	—	(2)
Equity-based compensation	—	—	2,749	—	—	2,749	—	2,749
Balance October 31, 2016	19,805	$198	$368,366	$(235,740)	$(18,273)	$114,551	$48	$114,599

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended October 31,
	(unaudited)
(in thousands)	2016	2015
Cash flow from operating activities:
Net loss	$(19,156)	$(28,154)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	20,247	28,168
Bad debt expense	1,418	4,776
Amortization of discount and deferred financing costs	3,133	4,129
Gain on extinguishment of debt	—	(4,236)
Deferred income taxes	656	(6,127)
Equity-based compensation	2,749	3,202
Equity in (earnings) losses of affiliates	(1,916)	1,028
Dividends received from affiliates	3,014	4,004
Restructuring costs	—	4,188
Write-down of inventory	—	7,563
Impairment charges	—	4,598
Gain on sale of discontinued operations	—	(8,131)
Gain from disposal of property and equipment	(3,051)	(1,068)
Changes in current assets and liabilities:
Customer receivables	4,499	579
Costs and estimated earnings in excess
of billings on uncompleted contracts	2,868	(7,589)
Inventories	662	1,624
Other current assets	(611)	721
Accounts payable and accrued expenses	(5,640)	(9,064)
Billings in excess of costs and
estimated earnings on uncompleted contracts	3,122	(5,108)
Other, net	(225)	3,112
Cash provided by (used in) operating activities	11,769	(1,785)
Cash flow from investing activities:
Additions to property and equipment	(14,969)	(18,780)
Proceeds from disposal of property and equipment	8,520	6,153
Proceeds from sale of discontinued operations, net of cash divested	—	42,348
Deposit of cash into restricted accounts	—	(2,678)
Release of cash from restricted accounts	1,944	679
Cash (used in) provided by investing activities	(4,505)	27,722
Cash flow from financing activities:
Repayments under revolving loan facilities	—	(22,039)
Proceeds from 8.0% convertible notes	—	49,950
Payment of debt issuance costs	(9)	(5,480)
Principal payments under capital lease obligation	(63)	(139)
Purchases and retirement of company stock	(2)	(343)
Cash (used in) provided by financing activities	(74)	21,949
Effects of exchange rate changes on cash	(48)	140
Net increase in cash and cash equivalents	7,142	48,026
Cash and cash equivalents at beginning of period	65,569	21,661
Cash and cash equivalents at end of period	$72,711	$69,687

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

Investment in Affiliated Companies – Investments in affiliates in which we have the ability to exercise significant influence, but do not hold a controlling interest over operating and financial policies, are accounted for by the equity method. We evaluate our equity method investments for impairment when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. During the three months ended October 31, 2016, with the extended downturn in the minerals market due to lower commodity prices for the past few years, we extended our review of our equity method investments for impairment. Based on such analysis, no indication of impairment existed as of October 31, 2016.

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

Net foreign currency transaction losses were $(0.1) million and $(0.2) million for the three and nine months ended October 31, 2016, respectively, and less than $(0.1) million and $(0.1) million for the three and nine months ended October 31, 2015, respectively, and are recorded in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

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

Inventories—We value inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of supplies and raw materials.  Supplies of $19.5 million and $16.8 million and raw materials of $2.2 million and $2.7 million were included in inventories in the Condensed Consolidated Balance Sheets as of October 31, 2016 and January 31, 2016, respectively.

Goodwill —In accordance with ASC Topic 350-20, “Intangibles – Goodwill and Other,” we are required to test for the impairment of goodwill on at least an annual basis. We conduct this evaluation annually or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We believe at this time that the carrying value of the remaining goodwill is appropriate, although to the extent additional information arises or our strategies change, it is possible that our conclusions regarding impairment of the remaining goodwill could change and result in a material effect on our financial position and results of operations. As of October 31, 2016 and January 31, 2016, we had $8.9 million of goodwill, included as part of Other Assets in the Condensed Consolidated Balance Sheets. The goodwill is all attributable to the Inliner reporting segment.

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

During the three months ended October 31, 2016, due to the extended downturn in the minerals market, and decreased activity levels for Heavy Civil compared to prior year, we reviewed the recoverability of the asset values of our long-lived assets in the Heavy Civil and Mineral Services segments. No impairments were indicated by such analyses as of October 31, 2016.

Cash and Cash Equivalents—We consider investments with an original maturity of three months or less when purchased to be cash equivalents. Our cash equivalents are subject to potential credit risk. Our cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits – Restricted deposits consist of amounts associated with certain letters of credit for on-going projects, escrow funds related to a certain disposition, and judicial deposits associated with tax related legal proceedings in Brazil. Restricted deposits – current of $1.5 million and $3.5 million as of October 31, 2016 and January 31, 2016, respectively, are included in Other Current Assets in the Condensed Consolidated Balance Sheets. Restricted deposits – long term of $5.0 million and $4.3 million as of October 31, 2016 and January 31, 2016, respectively, are included in Other Assets in the Condensed Consolidated Balance Sheets.

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

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at October 31, 2016 and January 31, 2016, because of the relatively short maturity of those instruments. See Note 6 to the Condensed Consolidated Financial Statements for other fair value disclosures.

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

Income (loss) Per Share—Income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which we recognize net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (see Note 3 to the Condensed Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method.  Options to purchase 0.8 million shares have been excluded from weighted average shares in the three and nine months ended October 31, 2016, as their effect was antidilutive. A total of 1.9 million nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2016, as their effect was antidilutive. Options to purchase a total 0.9 million shares have been excluded from weighted average shares in the three and nine months ended October 31, 2015, as their effect was antidilutive. A total of 1.4 million nonvested shares have been excluded from weighted average shares in the three and nine months ended October 31, 2015, as their effect was antidilutive.

Supplemental Cash Flow Information—The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Nine Months Ended October 31,
(in thousands)	2016	2015
Income taxes paid	$783	$1,531
Income tax refunds	(185)	(4,009)
Interest paid	6,843	5,143
Noncash investing and financing activities:
Exchange of 4.25% convertible notes for 8.0% convertible notes	—	55,500
Contingent consideration on sale of discontinued operations	—	4,210
Accrued capital additions	2,184	964

New Accounting Pronouncements— In November 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-18, “Statement of Cash Flows: Restricted Cash,” which provides guidance about the presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. This ASU is effective for us beginning on February 1, 2018 and will be applied using a retrospective transition method to each period presented.  We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In October 2016, the FASB issued ASU 2016-17, “Consolidation: Interest Held through Related Parties That Are under Common Control,” which amends the consolidation guidance on how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. This ASU is effective for us beginning on February 1, 2017.  We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory,” which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This guidance is effective for us beginning on February 1, 2018 and will be applied using a modified retrospective basis.  We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance and clarification in regards to the classification of eight types of receipts and payments in the statement of cash flows, including debt repayment or extinguishment costs, settlement of zero-coupon bonds, proceeds from the settlement of insurance claims, distributions received from equity method investees and cash receipts from beneficial interest in securitization transactions. The guidance is effective for us beginning on February 1, 2018 and will be applied using a retrospective transition method to each period presented. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. Accordingly, the standard is effective for us on February 1, 2020 using a modified retrospective approach. We are currently evaluating the impact of the adoption of this ASU and do not believe the effect will be material on our financial statements.

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

On February 18, 2015, FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis.”  This guidance which is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015, changes the consolidation analysis required under U.S. GAAP for limited partnerships and other variable interest entities (“VIE”).  The adoption of this ASU did not have a material impact on our financial statements.

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

2. Property and Equipment

Property and equipment consisted of the following:

	October 31,	January 31,
	2016	2016
Land	$13,331	$13,474
Buildings	33,718	36,175
Machinery and equipment	359,527	375,698
Property and equipment, at cost	406,576	425,347
Less - Accumulated depreciation	(300,384)	(311,850)
Property and equipment, net	$106,192	$113,497

3. Indebtedness

Debt outstanding as of October 31, 2016, and January 31, 2016, was as follows:

	October 31,	January 31,
(in thousands)	2016	2016
4.25% Convertible Notes	$63,708	$61,766
8.0% Convertible Notes	97,758	97,205
Capitalized lease obligations	19	106
Less amounts representing interest	(1)	(3)
Total debt	161,484	159,074
Less current maturities of long-term debt	(9)	(88)
Total long-term debt	$161,475	$158,986

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

The following table presents the carrying value of the Convertible Notes as of October 31, 2016:

	October 31,	January 31,
(in thousands)	2016	2016
4.25% Convertible Notes:
Carrying amount of the equity conversion component	$3,106	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500	$69,500
Unamortized deferred financing fees	(1,162)	(1,523)
Unamortized debt discount (1)	(4,630)	(6,211)
Net carrying amount	$63,708	$61,766

8.0% Convertible Notes:
Principal amount of the 8.0% Convertible Notes	$99,898	$99,898
Unamortized deferred financing fees	(2,140)	(2,693)
Net carrying amount	$97,758	$97,205
(1)	As of October 31, 2016, the remaining period over which the unamortized debt discount will be amortized is 24 months using an effective interest rate of 9.0%.

We utilize surety bonds to secure performance of our projects. As of October 31, 2016 and January 31, 2016, the amount of surety bonds outstanding was $170.8 million and $259.7 million, respectively, as measured by the expected amount of contract revenue remaining to be recognized on the projects.

4. Other Income, Net

Other income, net consisted of the following for the three and nine months ended October 31, 2016 and 2015:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2016	2015	2016	2015
Net gain from disposal of property and equipment	$2,798	$134	$3,051	$1,103
Interest income	9	109	72	495
Currency exchange losses	(89)	(38)	(235)	(86)
Other	622	539	790	525
Total	$3,340	$744	$3,678	$2,037

5. Income Taxes

Income tax benefit (expense) for continuing operations of $(1.4) million and $(1.8) million were recorded in the three and nine months ended October 31, 2016, compared to $1.3 million and $3.5 million for the same periods last year. We recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three and nine months ended October 31, 2016 and 2015.  The effective tax rates for continuing operations for the three and nine months ended October 31, 2016 were (36.6%) and (10.5%), compared to 12.2% and 8.2% for the same periods last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the respective periods on current year losses.

After valuation allowances, we maintain no domestic net deferred tax assets and $0.2 million of deferred tax assets from various foreign jurisdictions where management believes that realization is more likely than not. In order for our foreign subsidiaries to fully realize the deferred tax asset, they will need to generate taxable income totaling $0.6 million in relation to where the deferred tax assets are recorded.  We will continue to evaluate all of the evidence in future quarters and will make a determination as to whether it is more likely than not that deferred tax assets will be realized in future periods. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future.

As of October 31, 2016, and January 31, 2016, the total amount of unrecognized tax benefits recorded was $10.2 million and $10.8 million, respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $3.5 million due to settlements of audit issues. We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. We report income tax-related interest and penalties as a component of income tax expense. As of October 31, 2016, and January 31, 2016, the total amount of liability for income tax-related interest and penalties was $8.3 million and $7.8 million, respectively.

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

Our assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments held at fair value are presented below as of October 31, 2016, and January 31, 2016:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
October 31, 2016
Financial Assets:
Current restricted deposits held at fair value (1)	$1,521	$1,521	—	—
Long term restricted deposits held at fair value (1)	4,980	4,980	—	—
Contingent consideration receivable (2)	4,244	—	—	$4,244
January 31, 2016
Financial Assets:
Current restricted deposits held at fair value (1)	$3,466	$3,466	—	—
Long term restricted deposits held at fair value (1)	4,252	4,252	—	—
Contingent consideration receivable (2)	4,244	—	—	$4,244

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

The following table summarized the carrying values and estimated fair values of the long-term debt:

	October 31, 2016		January 31, 2016
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.25% Convertible Notes	$63,708	$62,898	$61,766	$49,873
8.0% Convertible Notes	97,758	92,156	97,205	92,156

7. Equity-Based Compensation

We have equity-based compensation plans for Directors and certain employees that provide for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors. As of October 31, 2016, there were 347,898 shares available to be granted under the plans. We have the ability to issue shares under the plans either from new issuances or from treasury, although we have previously issued new shares and expect to continue to issue new shares in the future. We granted 13,495 shares of restricted stock, 199,352 restricted stock units and 447,903 performance vesting restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the nine months ended October 31, 2016.  The grants consist of both service-based awards and market-based awards. We also granted a total of 134,333 stock options during the nine months ended October 31, 2016 under the Layne Christensen Company 2006 Equity Incentive Plan.

We recognized compensation cost for equity-based compensation arrangements of $0.7 million and $2.7 million for the three and nine months ended October 31, 2016, respectively, and $0.8 million and $3.2 million for the three and nine months ended October 31, 2015, respectively. The total income tax benefit recognized for equity-based compensation arrangements were $0.3 million and $1.1 million for the three and nine months ended October 31, 2016, respectively, and $0.3 million and $1.2 million for the three and nine months ended October 31, 2015, respectively. As of October 31, 2016, no tax benefit is expected to be realized for equity-based compensation arrangements due to a full valuation allowance of our domestic deferred tax assets.

As of October 31, 2016, there was approximately $4.4 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years. As of October 31, 2016, total unrecognized compensation cost related to unvested stock options was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 1.1 years.

A summary of nonvested share activity for the nine months ended October 31, 2016, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2016	1,407,170	$5.20	$7,205
Granted - Directors' restricted stock	13,495	7.04
Granted - Restricted stock units	199,352	7.04
Granted - Performance vesting shares	447,903	4.70
Vested	(26,349)	6.22
Forfeitures	(168,840)	8.23
Nonvested stock at October 31, 2016	1,872,731	$5.00	$16,049

A summary of stock option activity for the nine months ended October 31, 2016, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2016	839,715	$17.61	7.1	$—
Granted	134,433	7.04
Expired	(10,000)	29.29
Forfeited	(214,104)	21.19
Outstanding at October 31, 2016	750,044	$14.54	6.8	$544
Exercisable at February 1, 2016	576,871	$19.00	6.5
Exercisable at October 31, 2016	606,503	$15.49	6.5	$541

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

The fair value of equity-based compensation granted in the form of stock options is determined using a lattice valuation model. The valuations were made using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock price. We use historical data to estimate early exercise and post-vesting forfeiture rates to be applied within the valuation model. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value per share at the date of grant for options granted during the nine months ended October 31, 2016 was $1.59.

Assumptions:	2016
Weighted-average expected volatility	56.1%
Expected dividend yield	0.0%
Risk-free interest rate	0.6%
Expected term (in years)	1.9
Exercise multiple factor	1.4
Post-vesting forfeiture	20.3%

Nonvested stock awards having service requirements only, are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Other nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) or the disability or the death of the executive and for equitable adjustment in the event of changes in our equity structure. We granted certain performance based nonvested stock awards during the nine months ended October 31, 2016, which were valued using a Monte Carlo simulation model.

Assumptions used in the Monte Carlo simulation model for the nine months ended October 31, 2016 were as follows:

Assumptions:	2016
Weighted-average fair value	$4.70
Weighted-average expected volatility	58.3%
Expected dividend yield	0.0%
Weighted-average risk free rate	0.9%

8. Investment in Affiliates

We have investments in affiliates that are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies.  Investment in affiliates may include other construction joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries, if applicable, and the percentages directly and indirectly owned by us are as follows as of October 31, 2016:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on our investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2016	2015	2016	2015
Income statement data:
Revenues	$29,716	$29,139	$89,623	$99,275
Gross profit	5,141	4,563	16,674	14,226
Operating income	1,324	979	5,602	2,848
Net income (loss)	568	(943)	4,095	(4,033)

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

					Unallocated
Three Months Ended October 31, 2016	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$49,939	$50,517	$32,993	$20,188	$—	$(70)	$153,567

(Loss) income from continuing operations before income taxes	$(4,439)	$8,109	$(580)	$2,670	$(5,245)	$(4,206)	$(3,691)
Interest expense	—	—	—	—	—	4,206	4,206
Depreciation expense and amortization	2,970	1,500	348	1,753	294	—	6,865
Non-cash equity-based compensation	(84)	43	38	57	603	—	657
Equity in earnings of affiliates	—	—	—	(189)	—	—	(189)
Restructuring costs	1,705	—	14	6	—	—	1,725
Other (income) expense, net	(950)	(24)	(47)	(2,172)	(147)	—	(3,340)
Dividends received from affiliates	—	—	—	576	—	—	576
Adjusted EBITDA	$(798)	$9,628	$(227)	$2,701	$(4,495)	$—	$6,809

					Unallocated
Three Months Ended October 31, 2015	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$63,007	$51,529	$36,212	$22,879	$—	$(448)	$173,179

(Loss) income from continuing operations before income taxes	$3,800	$6,011	$(1,742)	$(6,445)	$(6,671)	$(5,199)	$(10,246)
Interest expense	—	—	—	—	—	5,199	5,199
Depreciation expense and amortization	3,379	1,170	691	2,242	458	—	7,940
Non-cash equity-based compensation	98	33	37	55	564	—	787
Equity in losses of affiliates	—	—	—	540	—	—	540
Restructuring costs	(13)	(3)	13	2,191	(11)	—	2,177
Other (income) expense, net	(346)	(76)	(53)	32	(301)	—	(744)
Dividends received from affiliates	—	—	—	1,077	—	—	1,077
Adjusted EBITDA	$6,918	$7,135	$(1,054)	$(308)	$(5,961)	$—	$6,730

					Unallocated
Nine Months Ended October 31, 2016	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$168,360	$151,027	$107,500	$45,761	$—	$(293)	$472,355

(Loss) income from continuing operations before income taxes	$(6,377)	$20,562	$(1,259)	$3,957	$(21,554)	$(12,661)	$(17,332)
Interest expense	—	—	—	—	—	12,661	12,661
Depreciation expense and amortization	9,138	4,016	1,245	4,773	1,075	—	20,247
Non-cash equity-based compensation	225	337	112	151	1,924	—	2,749
Equity in earnings of affiliates	—	—	—	(1,916)	—	—	(1,916)
Restructuring costs	2,308	72	409	243	153	—	3,185
Other (income) expense, net	(230)	(8)	(185)	(3,407)	152	—	(3,678)
Dividends received from affiliates	—	—	—	3,014	—	—	3,014
Adjusted EBITDA	$5,064	$24,979	$322	$6,815	$(18,250)	$—	$18,930

					Unallocated
Nine Months Ended October 31, 2015	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$181,758	$141,339	$129,841	$72,384	$—	$(1,555)	$523,767

Income (loss) from continuing operations before income taxes	$5,729	$15,675	$(4,943)	$(23,419)	$(26,494)	$(9,110)	$(42,562)
Interest expense	—	—	—	—	—	13,346	13,346
Depreciation expense and amortization	10,140	3,198	2,041	8,131	1,419	—	24,929
Non-cash equity-based compensation	327	618	220	223	1,712	—	3,100
Equity in losses of affiliates	—	—	—	2,133	—	—	2,133
Impairment charges	4,598	—	—	—	—	—	4,598
Restructuring costs	5	14	44	13,887	341	—	14,291
Gain on extinguishment of debt	—	—	—	—	—	(4,236)	(4,236)
Other income, net	(513)	(118)	(593)	(509)	(304)	—	(2,037)
Dividends received from affiliates	—	—	—	3,287	—	—	3,287
Adjusted EBITDA	$20,286	$19,387	$(3,231)	$3,733	$(23,326)	$—	$16,849

The following table summarizes revenue for our continuing operations, by product line and by major geographic area, for the three and nine months ended October 31, 2016 and 2015:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2016	2015	2016	2015
Product Line Information
Water systems	$44,182	$57,842	$149,054	$165,247
Water treatment technologies	4,765	3,280	12,186	9,407
Sewer rehabilitation	50,517	51,529	151,027	141,339
Water and wastewater plant construction	15,010	29,916	57,450	103,073
Pipeline construction	16,945	6,265	47,487	25,240
Environmental and specialty drilling	2,378	1,175	8,654	4,773
Exploration drilling	19,014	21,381	42,926	66,869
Other	756	1,791	3,571	7,819
Total revenues	$153,567	$173,179	$472,355	$523,767

Geographic Information
United States	$143,025	$161,272	$449,293	$483,223
Africa/Australia	—	3,698	123	11,660
South America	2,756	1,587	5,057	5,570
Mexico	7,629	6,358	17,595	21,825
Other foreign	157	264	287	1,489
Total revenues	$153,567	$173,179	$472,355	$523,767

10. Discontinued Operations

On August 17, 2015, we completed the sale of the Geoconstruction business segment to a subsidiary of Keller Foundations, LLC, a member of Keller Group plc (“Keller”), for a total purchase price of $47.7 million. As of October 31, 2016, we have approximately $1.5 million held in an escrow account, which is included in Other Assets in the Condensed Consolidated Balance Sheet, to be paid to us at a later date upon the satisfaction of certain conditions. In addition, as of October 31, 2016, we have $4.2 million of contingent consideration receivable, included in Other Assets in the Condensed Consolidated Balance Sheet. The contingent consideration represents our best estimate of our share in the profits of one of the contracts assumed by Keller.

The results of operations associated with the Geoconstruction business segment for the three and nine months ended October 31, 2015 were as follows:

	Three Months	Nine Months
	Ended October 31,	Ended October 31,
(in thousands)	2015	2015
Revenue	$2,923	$45,875
Cost of revenues (exclusive of depreciation and amortization, shown below)	(2,959)	(34,114)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(5,394)	(8,412)
Depreciation and amortization	—	(3,239)
Equity in earnings of affiliates	197	1,104
Other income (expense) items	1,688	2,372
Total operating income on discontinued operations before income taxes	(3,545)	3,586
Income tax expense	966	(793)
Total operating (loss) income on discontinued operations	$(2,579)	$2,793
Total consideration	$47,717	$47,717
Net book value of assets sold	(31,776)	(31,776)
Transaction costs associated with sale	(3,036)	(3,036)
Gain (loss) on sale of discontinued operations before income taxes	12,905	12,905
Income tax expense	(4,774)	(4,774)
Total income on discontinued operations	$5,552	$10,924

Prior to the completion of the sale, we owned 65% and 50% of Case-Bencor Joint Venture (Washington) and Case-Bencor Joint Venture (Iowa), respectively, which were both included as part of the Geoconstruction business segment as investments in affiliates, and were discontinued as a result of the sale. Summarized financial information of the entities, which were accounted for as equity method investments, for the three and nine months ended October 31, 2015 was as follows:

	Three Months	Nine Months
	Ended October 31,	Ended October 31,
(in thousands)	2015	2015
Income statement data:
Revenues	$2,859	$10,720
Gross profit	640	2,466
Net income (loss)	640	2,466

In accordance with our adoption of ASU 2014-08 effective February 1, 2015, additional disclosure relating to cash flow is required for discontinued operations. Cash flow data relating to the Geoconstruction business segment for the nine months ended October 31, 2015 is presented below:

Nine Months Ended
(in thousands)	October 31, 2015
Cash flow data:
Depreciation and amortization	$3,239
Capital expenditures	207

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

Layne through one of our discontinued segments, Geoconstruction, was a subcontractor on the foundation for an office building in California in 2013 and 2014. Geoconstruction's work on the project was completed in September 2014.  Certain anomalies were subsequently discovered in the structural concrete, which were remediated by the general contractor during 2015.  We have participated in discussions with the owner and the general contractor for the project regarding potential causes for the anomalies.  During FY 2016, the owner, the general contractor and Layne submitted a claim to the project’s insurers to cover the cost of remedial work, which claim was denied on November 2, 2016. The owner and the general contractor have filed a legal proceeding against the insurers seeking coverage under the insurance policy.  Management does not believe that we are liable for any of the remediation costs related to this project.  As of the date of this report, no action has been filed against us.  Accordingly, no provision has been made in these interim condensed consolidated financial statements.

As previously disclosed, on October 27, 2014, we entered into a settlement with the Securities and Exchange Commission ("SEC") to resolve allegations concerning potential violations of the Foreign Corrupt Practices Act. Under the terms of the settlement, among other things, we agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date.  On November 9, 2016, we made our final report to the SEC and have no further reporting obligations to the SEC under the settlement.

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

12. Restructuring Costs

During the second quarter of FY 2017, we continued our efforts to reduce our cost structure and streamline our operations, by initiating a plan to reduce costs and improve our profitability in our Water Resources segment (“Water Resources Business Performance Initiative”). The Water Resources Business Performance Initiative involves cost rationalization, increased standardization of functions such as sales, pricing and estimation, disposal of underutilized assets, and process improvements to drive efficiencies. We recorded approximately $1.7 million and $2.3 million in restructuring costs related to the Water Resources Business

Performance Initiative for the three and nine months ended October 31, 2016, respectively. We estimate remaining amounts to be incurred for the Water Resources Business Performance Initiative of approximately $0.6 million.

During FY 2016, we took steps to move towards a more focused strategy to simplify our business and build upon our capabilities in water (“FY2016 Restructuring Plan”). In response to these steps, and due to the continuing decline in the global minerals market, we implemented a plan to exit our operations in Africa and Australia. The FY2016 Restructuring Plan is expected to be completed by the end of FY2017. In FY 2017, we have incurred costs supporting this strategic focus, recognizing less than $0.1 million and $0.9 million of restructuring expenses for the three and nine months ended October 31, 2016, respectively. The FY2016 Restructuring Plan for the nine months ended October 31, 2016 related to the segments as follows: $0.1 million in Inliner, $0.4 million in Heavy Civil, $0.2 million in Mineral Services, and $0.2 million in Unallocated Corporate Expenses. Total costs incurred from inception to October 31, 2016 for the FY2016 Restructuring Plan amounts to $17.1 million. We estimate remaining amounts to be incurred for the FY2016 Restructuring Plan of approximately $0.1 million.

The following table summarizes the carrying amount of the accrual for the restructuring plans discussed above:

	Severance
	and other
	personnel-
	related
(in thousands)	costs	Other	Total

Balance at January 31, 2016	$1,157	$56	$1,213
Restructuring Costs
Water Resources Business Performance Initiative	301	2,007	2,308
FY2016 Restructuring Plan	196	681	877
Total restructuring costs	497	2,688	3,185
Cash expenditures	(1,069)	(2,361)	(3,430)
Adjustment to liability	10	32	42
Balance at October 31, 2016	$595	$415	$1,010

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

As disclosed in Note 11 to the Condensed Consolidated Financial Statements, on October 27, 2014, we entered into a settlement with the Securities and Exchange Commission ("SEC") to resolve allegations concerning potential violations of the Foreign Corrupt Practices Act. Under the terms of the settlement, among other things, we agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date.  On November 9, 2016, we made our final report to the SEC and have no further reporting obligations to the SEC under the settlement.

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

Consolidated Results of Operations – Three Months Ended October 31, 2016 and 2015

Revenues declined 11.3% to $153.6 million, for the three months ended October 31, 2016, from $173.2 million for the same period last year, due reduced Water Resources’ drilling activity in the western U.S., Heavy Civil’s continuing shift towards more selective opportunities, and lower Mineral Services’ revenues reflecting the exit from operations in Africa and Australia.

Cost of revenues as a percentage of revenues for the three months ended October 31, 2016 decreased from the prior year primarily due to improved margins in Inliner.  Cost of revenues (exclusive of depreciation, amortization, and impairment charges) decreased $17.0 million, to $125.9 million (82.0% of revenues) for the three months ended October 31, 2016, from $142.9 million (82.5% of revenues) for the same period last year.

Selling, general and administrative expenses decreased $3.3 million, or 13.1%, to $22.0 million for the three months ended October 31, 2016. The decrease was primarily attributable to Mineral Services due to our exit from operations in Africa and Australia and reduced corporate overhead costs, including reductions in legal and professional fees, compensation expenses, and consulting costs.

Depreciation and amortization decreased $1.1 million, or 13.5%, to $6.9 million for the three months ended October 31, 2016. The decrease was primarily due to reductions in capital expenditures in prior years, and disposal of assets.

Restructuring costs of $1.7 million were recorded for the three months ended October 31, 2016, compared to $2.2 million for the same period last year. Restructuring costs for the current quarter primarily related to costs associated with our Water Resources Business Performance Initiative, as discussed in Note 12 to the Condensed Consolidated Financial Statements.

Equity in earnings (losses) of affiliates improved to earnings of $0.2 million for the three months ended October 31, 2016, as compared to losses of $0.5 million during the same period last year.

Interest expense decreased $1.0 million, or 19.1%, to $4.2 million for the three months ended October 31, 2016. The decrease was primarily due to a write-off in the prior year of a portion of unamortized deferred financing fees as a result of the amendment and restatement of our asset-based facility in August 2015.

Income tax (expense) benefit from continuing operations of $(1.4) million was recorded for the three months ended October 31, 2016, compared to $1.3 million for the same period last year. Current period tax expense is primarily related to income in Mexico and withholding tax related to our dividends from our Latin American Affiliate.  We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The effective tax rate for the three months ended October 31, 2016 was (36.6%), compared to 12.2% for the same period last year. The difference between the effective tax rate and the statutory tax rate resulted primarily from a valuation allowance recorded during the period on current year losses.

Net income from discontinued operations of $5.6 million was recorded for the three months ended October 31, 2015, primarily related to the gain on sale of our Geoconstruction business segment.

Segment Operating Results – Three Months Ended October 31, 2016 and 2015

Water Resources

	Three Months
	Ended October 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$49,939	$63,007	$(13,068)	(20.7)%
Adjusted EBITDA	(798)	6,918	(7,716)	n/m
Adjusted EBITDA as a percentage of revenues	(1.6%)	11.0%	n/m	n/m

n/m – not meaningful

Revenues for Water Resources decreased during the three months ended October 31, 2016 primarily due to reduced activity in agricultural drilling projects in the western U.S.

The decrease in Adjusted EBITDA for the three months ended October 31, 2016 was primarily due to lower drilling activity as well as execution and work site issues associated with certain drilling projects.  Five large drilling projects, which are all currently complete or near completion, contributed almost $5.0 million of job losses during the quarter.

Inliner

	Three Months
	Ended October 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$50,517	$51,529	$(1,012)	(2.0)%
Adjusted EBITDA	9,628	7,135	2,493	34.9
Adjusted EBITDA as a percentage of revenues	19.1%	13.8%	n/m	n/m

Revenues for Inliner decreased slightly during the three months ended October 31, 2016, primarily due to lower levels of subcontracted work as compared to the prior year.

The increase in Adjusted EBITDA represents improved results across most operating regions as compared to the same prior year period.  The increase in Adjusted EBITDA as a percentage of revenues was primarily attributable to a higher mix of self-performed work in the current quarter as compared to the same period in the prior year, and increased crew efficiency.

Heavy Civil

	Three Months
	Ended October 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$32,993	$36,212	$(3,219)	(8.9)%
Adjusted EBITDA	(227)	(1,054)	827	78.5
Adjusted EBITDA as a percentage of revenues	(0.7%)	(2.9%)	n/m	n/m

Revenues for Heavy Civil decreased primarily as a result of the reduced activity associated with our continuing strategic shift towards more selective opportunities, including negotiated and alternative delivery contracts, and less emphasis on traditional fixed-price contracts.

Adjusted EBITDA improved as compared to the prior year primarily due to improved project execution, the continued completion of certain legacy troubled fixed-price contracts, as well as lower selling, general and administrative expenses as Heavy Civil continues to focus on effectively managing its cost structure.

Mineral Services

	Three Months
	Ended October 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$20,188	$22,879	$(2,691)	(11.8)%
Adjusted EBITDA	2,701	(308)	3,009	n/m
Adjusted EBITDA as a percentage of revenues	13.4%	(1.3%)	n/m	n/m
Equity in earnings (losses) of affiliates	$189	$(540)	$729	n/m

Revenues for Mineral Services declined primarily due to our exit from our operations in Africa and Australia during FY2016, which contributed to approximately $3.7 million in revenue decline for the three months ended October 31, 2016, compared to the prior year period. Offsetting these declines were increased revenues in Mexico and Brazil.

Adjusted EBITDA increased for the three months ended October 31, 2016 due primarily to increased activity and margins in Mexico and Brazil.

Equity in earnings (losses) of affiliates improved during the three months ended October 31, 2016, due to improved profitability in our Latin American affiliates.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA were $4.5 million for the three months ended October 31, 2016, compared to $6.0 million for the same period last year. The improvement was primarily due to reduction in legal and professional fees, as well as reductions in compensation expense.

Consolidated Results of Operations – Nine Months Ended October 31, 2016 and 2015

Revenues decreased 9.8% to $472.4 million, for the nine months ended October 31, 2016, from $523.8 million for the same period last year, due primarily to declines in Heavy Civil resulting from the continuing shift towards more selective opportunities, lower revenues in Mineral Services as a result of the overall slowdown in mining activity around the world, and decreased revenues in Water Resources resulting from the decline in drilling activity in the western U.S.  Inliner’s revenue increased 6.9% compared to the prior year due to increased activity levels and additional investment in new crews.

Cost of revenues as a percentage of revenues for the nine months ended October 31, 2016 decreased from the prior year primarily due to improved margins in Heavy Civil and Inliner. Cost of revenues decreased $50.8 million, to $386.7 million (81.9% of revenues), from $437.4 million (83.5% of revenues) for the same period last year.

Selling, general and administrative expenses decreased $10.9 million, or 13.1%, to $72.5 million, for the nine months ended October 31, 2016, as compared to $83.4 million in the same period last year. The decrease was primarily due to reduced overhead costs, including reductions in legal and professional fees and compensation expenses.

Depreciation and amortization decreased $4.7 million, or 18.8%, to $20.2 million, for the nine months ended October 31, 2016, as compared to $24.9 million in the same period last year. The decrease was primarily due to reductions in capital expenditures, and the disposal of underutilized assets.

Restructuring costs of $3.2 million were recorded for the nine months ended October 31, 2016, compared to $6.7 million for the same period last year. Restructuring costs for the current year primarily related to costs associated with our Water Resources Business Performance Initiative, and other costs to support our business focus and strategy, as discussed in Note 12 to the Condensed Consolidated Financial Statements.

Equity in earnings (losses) of affiliates improved to earnings of $1.9 million for the nine months ended October 31, 2016, compared to losses of $2.1 million during the same period last year, due to improved profitability in our Latin American affiliates.

A gain on extinguishment of debt of $4.2 million was recognized during the nine months ended October 31, 2015, in connection with the partial exchange of the 4.25% Convertible Notes for 8.0% Convertible Notes, as discussed in Note 3 to the Condensed Consolidated Financial Statements.

Interest expense for the nine months ended October 31, 2016, decreased $0.7 million, or 5.1%, to $12.7 million, as compared to $13.3 million in the same period last year. The decrease was primarily due to a write-off in the prior year of a portion of unamortized deferred financing fees as a result of the amendment and restatement of our asset-based facility in August 2015.

Income tax (expense) benefit from continuing operations of $(1.8) million was recorded for the nine months ended October 31, 2016, compared to $3.5 million for the same period last year. We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The effective tax rate for the nine months ended October 31, 2016 was (10.5%), compared to 8.2% for the same period last year. The differences between the effective tax rates and the statutory tax rate resulted primarily from valuation allowances recorded during each period on current year losses.

Net income from discontinued operations of $10.9 million was recorded for the nine months ended October 31, 2015, primarily related to the gain on sale of our Geoconstruction business segment.

Segment Operating Results – Nine Months Ended October 31, 2016 and 2015

Water Resources

	Nine Months
	Ended October 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$168,360	$181,758	$(13,398)	(7.4)%
Adjusted EBITDA	5,064	20,286	(15,222)	(75.0)
Adjusted EBITDA as a percentage of revenues	3.0%	11.2%	n/m	n/m

Revenues at Water Resources decreased for the nine months ended October 31, 2016, primarily due to reduced activity in agricultural drilling projects in the western U.S. and reduced activity in the energy sector.

The decrease in Adjusted EBITDA for the nine months ended October 31, 2016 was primarily due to lower drilling activity, as well as execution and work site issues with certain drilling projects, and higher maintenance costs on equipment.

Inliner

	Nine Months
	Ended October 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$151,027	$141,339	$9,688	6.9%
Adjusted EBITDA	24,979	19,387	5,592	28.8
Adjusted EBITDA as a percentage of revenues	16.5%	13.7%	n/m	n/m

Revenues for Inliner increased during the nine months ended October 31, 2016, primarily due to increased activity and growth in the number of crews, from 34 during the first half of the prior year to 38 crews operating in the current year. Favorable product mix with a higher volume of larger diameter pipe and a higher mix of subcontracted work in the current year also contributed to the increase in revenues.

The increase in Adjusted EBITDA represents improved results across most operating regions as compared to the same prior year period.   The increase in Adjusted EBITDA as a percentage of revenues was attributable to a higher volume of large diameter pipe installations combined with increased crew efficiency.

Heavy Civil

	Nine Months
	Ended October 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$107,500	$129,841	$(22,341)	(17.2)%
Adjusted EBITDA	322	(3,231)	3,553	n/m
Adjusted EBITDA as a percentage of revenues	0.3%	(2.5%)	n/m	n/m

Revenues for Heavy Civil for the nine months ended October 31, 2016 decreased primarily as a result of a reduced volume of contracts due to our continuing strategic shift towards more selective opportunities.

The increase in Adjusted EBITDA was primarily due to improved job margins related to the strategic shift towards more selective opportunities where we believe we are better able to manage our risks, as well as improved project execution, and the completion of certain legacy troubled fixed-price contracts.

Mineral Services

	Nine Months
	Ended October 31,
(in thousands)	2016	2015	$ Change	% Change
Revenues	$45,761	$72,384	$(26,623)	(36.8)%
Adjusted EBITDA	6,815	3,733	3,082	82.6
Adjusted EBITDA as a percentage of revenues	14.9%	5.2%	n/m	n/m
Equity in earnings (losses) of affiliates	$1,916	$(2,133)	$4,049	n/m

Revenues for Mineral Services declined primarily due to lower activity levels in the United States and Mexico as a result of weak market conditions particularly during the first half of the year. Furthermore, our exit from our operations in Africa and Australia during FY2016 contributed to approximately $11.5 million in revenue decline for the nine months ended October 31, 2016, compared to the prior year period.

Adjusted EBITDA for the nine months ended October 31, 2016 increased primarily due to value added tax recovery of $2.2 million during the current year and increased margins in Mexico during the nine months ended October 31, 2016.

Equity in earnings (losses) of affiliates improved during the nine months ended October 31, 2016, due to improved profitability in our Latin American affiliates.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA were $18.3 million for the nine months ended October 31, 2016, compared to $23.3 million for the same period last year. The improvement was primarily due to reductions in legal and professional fees, consulting expenses and compensation expenses. Corporate staffing levels decreased from 103 employees as of October 31, 2015 to 85 employees as of October 31, 2016.

Backlog Analysis

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts that have been awarded. We include a project in backlog at such time as contracts are executed or notices to proceed are obtained. Backlog amounts include anticipated revenues associated with the original contract amounts, executed change orders, and any claims that may be outstanding with customers for which recovery is considered probable. It does not include contracts that are in the bidding stage or have not been awarded. The backlog figures are subject to modifications, alterations or cancellation provisions contained in the various contracts. Historically, those provisions have not had a material effect on the Condensed Consolidated Financial Statements.

Our backlog at October 31, 2016, was approximately $244.1 million compared to $346.3 million at January 31, 2016.

			Revenues Recognized
	Backlog at	New Business	during nine months ended	Backlog at	Backlog at
(in millions)	January 31, 2016	Awarded(1)	October 31, 2016	October 31, 2016	October 31, 2015
Water Resources	$97.6	$130.7	$168.4	$59.9	$113.4
Inliner	113.6	149.8	151.0	112.4	122.5
Heavy Civil	135.1	44.2	107.5	71.8	150.5
Total	$346.3	$324.7	$426.9	$244.1	$386.4

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

As of October 31, 2016, our total liquidity was $145.0 million, consisting of Excess Availability under our asset-based credit facility and total cash and cash equivalents. Our cash and cash equivalents as of October 31, 2016, were $72.7 million, compared to $65.6 million and $69.7 million as of January 31, 2016 and October 31, 2015, respectively.  Of our cash and cash equivalents, amounts held by foreign subsidiaries as of October 31, 2016, January 31, 2016 and October 31, 2015 were $7.4 million, $10.8 million and $11.7 million, respectively. Of the amounts held by foreign subsidiaries at October 31, 2016, $0.1 million could be subject to repatriation restrictions if the amounts were needed for domestic operations. If the cash held at our foreign subsidiaries is repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. As a consequence of our exit from operations in Africa and Australia, we intend to bring back any remaining residual cash to the U.S. through intercompany debt repayment. We believe the cash remitted from our subsidiaries in Africa and Australia would not result in a repatriation of earnings and therefore will not result in a U.S. tax liability. With respect to our remaining foreign subsidiaries in Mexico, Canada and South America, it is our intention to permanently reinvest their earnings and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our working capital as of October 31, 2016 was $132.6 million and $131.3 million as of January 31, 2016.  Adjusted Working Capital (working capital excluding cash and cash equivalents of $72.7 million at October 31, 2016 and $65.6 million at January 31, 2016), decreased $5.8 million to $59.9 million as of October 31, 2016 from $65.7 million as of January 31, 2016.

Cash Flows

Cash provided by (used in) operating activities was $11.8 million for the nine months ended October 31, 2016, compared to $(1.8) million for the nine months ended October 31, 2015.  The increase in cash flow was primarily due to improved operating results and better working capital management.

Cash used in investing activities was $4.5 million for the nine months ended October 31, 2016, compared to cash provided by investing activities of $27.7 million for the nine months ended October 31, 2015.  The change was primarily due to proceeds of $42.3 million from the sale of Geoconstruction business in August 2015.  Additionally, capital expenditures during the current period were lower by $3.8 million and proceeds from asset sales were higher by $2.4 million compared to the prior year period. We are selectively investing capital expenditures in growth businesses, while continuing to dispose of underutilized assets. We also received $1.9 million in the current year from the release of restricted deposits relating to cash-collateralized letters of credit issued under our previous credit agreement, as compared to net deposits in restricted accounts of $(2.0) million in the prior year.

Cash flows used in financing activities was $0.1 million for the nine months ended October 31, 2016, compared to cash provided by financing activities of $21.9 million for the nine months ended October 31, 2015.  The prior period benefit primarily relates to proceeds from the issuance of 8.0% Convertible Notes, partially offset by net payments on our asset-based credit facility.

Financing Agreements

Below is a summary of certain provisions of our credit facility and debt instruments. For more information about our indebtedness, see Note 3 to the Condensed Consolidated Financial Statements and Note 6 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

4.25% Convertible Senior Notes due 2018. We have outstanding $69.5 million in aggregate principal amount of our 4.25% Convertible Notes as of October 31, 2016. The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year.  The 4.25% Convertible Notes mature on November 15, 2018, unless earlier repurchased, redeemed or converted.  The 4.25% Convertible Notes are contingently convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018.

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

8.0% Senior Secured Second Lien Convertible Notes. We have outstanding $99.9 million in aggregate principal amount of our 8.0% Convertible Notes as of October 31, 2016. The 8.0% Convertible Notes, issued pursuant to the 8.0% Convertible Notes Indenture, bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

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

Asset-based revolving credit facility. As of October 31, 2016, availability under our asset-based credit facility was $100.0 million, with outstanding letters of credit amounting to $27.7 million, leaving Excess Availability of approximately $72.3 million.

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

We must maintain a cumulative minimum cash flow as defined in the agreement of not less than negative $45.0 million and during any twelve consecutive month period, a minimum cash flow of not less than negative $25.0 million, until:

•	for a period of 30 consecutive days, Excess Availability is greater than the greater of 17.5% of the Total Availability or $17.5 million, and
•	for two consecutive fiscal quarters after the closing date, the fixed charge coverage ratio (tested on a trailing four fiscal quarter basis) has been in excess of 1.0 to 1.0.

Minimum cash flow is defined as consolidated EBITDA minus the sum of:

•	capital expenditures,
•	cash interest expense,
•	any regularly scheduled amortized principal payments on indebtedness, and
•	cash taxes.

A comparison of the required covenants under the asset-based credit facility to the current compliance is as follows:

(in millions)	Trailing twelve month period	Cumulative from May 1, 2014
Minimum Cash Flow cannot be less than	$(25.0)	$(45.0)
Actual as of October 31, 2016	(14.0)	(19.3)

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a Covenant Compliance Period (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days. We  must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during any fiscal quarter ending from July 31, 2014 through April 30, 2015, and for the fiscal quarters ending from January 31, 2016 through October 31, 2016.

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

Management believes that it has the ability to implement and execute measures so that we will continue to have sufficient and adequate funds to meet our anticipated liquidity needs for the next twelve months.  Further, we are in compliance with our covenants related to all of our outstanding indebtedness as of October 31, 2016, and expect to remain in compliance with those covenants during the next twelve months.

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

Interest Rate Risk

We centrally manage our debt portfolio considering overall financing strategies and tax consequences. A description of our debt is included in Note 3 to the Condensed Consolidated Financial Statements in this Form 10-Q. As of October 31, 2016, an instantaneous change in interest rates of one percentage point would impact our annual interest expense by approximately $1.6 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in foreign currency exchange rates. Currently, our primary international operations are in Mexico, Canada and South America. Our affiliates also operate in Latin America. The operations are described in Notes l and 2 of the Notes to Consolidated Financial Statements appearing in our Annual Report and Notes 8 and 9 of the Condensed Consolidated Financial Statements included in this Form 10-Q. The majority of our contracts in Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, we have historically not hedged our foreign currency exchange risk. As of October 31, 2016, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, translation of the income statements of our international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately less than $0.1 million for the three months ended October 31, 2016. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in our financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of October 31, 2016, conducted under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2016, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Layne Christensen Company
(Registrant)

DATE: December 8, 2016	/s/ Michael J. Caliel
Michael J. Caliel,
President and Chief Executive Officer

DATE: December 8, 2016	/s/ J. Michael Anderson
J. Michael Anderson,
Senior Vice President and Chief Financial Officer

DATE: December 8, 2016	/s/ Lisa Curtis
Lisa Curtis,
Vice President and Chief Accounting Officer