Form 10-K
period 2017-01-31
LAYNE CHRISTENSEN CO
filed 2017-04-10
CIK 888504

333+

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of the 19,649,694 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2016, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Market on that date was $157,197,552.

At March 31, 2017, there were 19,804,526 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

LAYNE CHRISTENSEN COMPANY

Form 10-K

PART I

Item 1.	Business

General

Layne Christensen Company (“Layne”, “our”, “we” or “us”) is a leading global water management and services company, with more than 130 years of industry experience, providing responsible, sustainable, integrated solutions to address the world’s water, minerals and infrastructure challenges. Protecting our essential resources is a continuing focus within Layne.  Our customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies, power companies and agribusiness.

We operate on a geographically dispersed basis, with approximately 72 sales and operations offices located throughout North America, South America, and through our affiliates in Latin America. Layne maintains executive offices at 1800 Hughes Landing Boulevard, Suite 800, The Woodlands, Texas 77380. The telephone number is (281) 475-2600 and the website address is www.layne.com which is where you can find periodic and current reports, free of charge, as such material is filed with the Securities and Exchange Commission (“SEC”).

We manage for our customers, water throughout its lifecycle, including supply, treatment, delivery, maintenance and rehabilitation. Throughout each phase, we work to ensure compliance with complex state and federal regulations, and to meet increasingly high demand for quality, reliability and efficiency. Our mineral services teams extract representative samples that accurately reflect the underlying mineral deposits for our global mining customers.

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

As disclosed in Note 21 to the Consolidated Financial Statements, on February 8, 2017, we entered into an Asset Purchase Agreement to sell substantially all of the assets of our Heavy Civil business to a newly-formed entity owned by private investors, including members of the current Heavy Civil senior management team. The transaction, subject to certain terms and closing conditions, is expected to close within 90 days from the date of the Asset Purchase Agreement.

Water Resources

Operations

We provide a full suite of water-related products and services throughout the U.S., including hydrologic design, source of supply exploration, well and intake construction, including radial collector wells (Ranney® Collector Wells), and well and pump maintenance and rehabilitation. We also offer water treatment equipment and engineering services, providing systems for the treatment of regulated and nuisance contaminants, specifically iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate and volatile organic compounds.

Water supply solutions for government agencies, industry and agriculture require the integration of hydrogeology and engineering with proven knowledge and application of drilling techniques.  The drilling methods, size and type of equipment required depend upon the depth of the wells and the geological formations encountered at the project site. We have extensive well archives in addition to technical personnel who determine geological conditions and aquifer characteristics. We provide feasibility studies, analyze the results and define the source, depth and magnitude of an aquifer. We can estimate recharge rates, recommend well design features, plan well field design and develop water management plans. To conduct these services, we maintain a staff of professional employees including engineers, geologists and hydrogeologists.

The radial collector well group specializes in the design and turnkey construction of high capacity water supply systems including radial collector wells, surface water intakes, infiltration galleries, riverbank filtration and sea water systems. Collector wells typically combine high yields with cost-effective operating and maintaining costs. In most cases, they are less intrusive on the environment.

Our involvement in the initial drilling of wells positions us to win follow-up maintenance and rehabilitation business. Such rehabilitation is periodically required during the life of a well, as groundwater may contain bacteria, iron, high mineral content, or other contaminants and screen openings may become blocked, reducing the capacity and productivity of the well. We offer complete diagnostic and rehabilitation services for existing wells, pumps and related equipment through our network of regional offices. In addition to our well service rigs, we have equipment capable of conducting downhole closed circuit televideo inspections, one of the most effective methods for investigating water well problems, enabling us to effectively diagnose and respond quickly to well and pump performance problems. Our personnel can perform a variety of well rehabilitation techniques, using both chemical and mechanical methods. We also have the capability and inventory to repair, in our own machine shops, most water well pumps, regardless of manufacturer, as well as to repair well screens, casings and related equipment such as chlorinators, aerators and filtration systems. Water Resources also offers investigative services to assist in assessing, monitoring and characterizing water quality and aquifer parameters.

Water Resources provides water management solutions to the oil and natural gas industry’s exploration and production water related challenges. Our water management services specialize in hydrogeological assessments and sourcing, transfer, storage, and treatment.

Customers & Markets

In Water Resources, our customers are typically government agencies, national and regional consulting firms engaged by federal and state agencies, and local operations of agricultural, industrial and energy businesses. The term “government agencies” includes federal, state and local entities.

Demand for water solutions are expected to grow as government agencies, industrial, agricultural and energy companies compete for increasingly limited water resources. The combination of tightening regulations and water scarcity has resulted in increasingly sophisticated water consumers, and this in turn has created opportunities for the introduction of long-term sustainable methods and technologies such as aquifer recharge, water re-use, injection wells and zero-liquid discharge treatment systems. Injection wells place fluid deep underground into porous rock formations, and have seen market demand driven by new regulations and the need to economically dispose of waste associated with municipal and industrial water treatment.

Main drivers for water supply and treatment include shifting demographics and urban sprawl, deteriorating water quality and infrastructure that supplies our water, increasing water demand from industrial expansion, increasing amounts of water used in oil and gas production, stricter regulation and new technology that allows us to achieve new standards of quality. Well and pump rehabilitation demand depends on the age and application of the equipment, the quality of material and workmanship applied in the original well construction and changes in depth and quality of the groundwater. The demand for well and pump rehabilitation in the public market is highly influenced by municipal budgets.

Competition

The U.S. water well drilling and rehabilitation markets are highly fragmented, consisting of several thousand regional and local contractors. Water well drilling work is usually obtained on a competitive bid basis for government agencies, while work for industrial customers is obtained both on a competitive bid and negotiated basis. The majority of these water well drilling contractors are primarily involved in drilling low-volume water wells for agricultural and residential customers, markets in which we do not generally participate. Competition in the energy market is primarily from local small and mid-sized contractors.

There are no proprietary technologies or other significant factors that prevent other firms from entering these local or regional markets or from consolidating into larger companies more comparable in size to us.

Well and pump rehabilitation work is typically negotiated on an emergency basis or within a relatively short period of time.  Those companies with available rigs and the requisite expertise have a competitive advantage by being able to respond quickly to repair requests.

Inliner

Operations

Inliner is a full service rehabilitation company offering a wide range of solutions for wastewater, storm water and process sewer pipeline networks. The foundation of our services is our proprietary Inliner® and Inliner STX® cured-in-place pipe (“CIPP”) products. The products allow us to rehabilitate aging and deteriorated infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Their trenchless nature reduces rehabilitation costs, minimizes environmental impact and reduces or eliminates surface and social disruption.

Layne Inliner, LLC began as the first U.S. licensee of the Inliner® technology in 1991. From that beginning, we have expanded and have come to own and operate Inliner Technologies and Liner Products, the technology company and lining tube manufacturer, respectively. This vertical integration gives us control of the Inliner® product from raw material purchases to product installation. In our 25-year history, we have successfully installed more than 26 million feet of 4 to 96-inch CIPP throughout the U.S. in traditional round as well as non-circular pipe geometries. Inliner’s lining tube manufacturing facilities, saturation facilities (both felt and UV), and installation techniques are ISO 9001:2008 certified, bringing an added element of quality control to product design, tube construction, saturation and field installation.

Inliner has the ability to supply both traditional felt-based or composite CIPP lining tubes cured with water or steam, and fiberglass-based lining tubes cured with ultraviolet light. Our liner production facility was expanded during the fiscal year ended January 31, 2017 in order to allow us to increase that product availability. We continue to offer outside sales of dry as well as install-ready, resin-saturated felt liners and install-ready, resin-saturated fiberglass/UV liners to other marketplace installers.

While Inliner focuses on CIPP, we also provide full system renewal and construction management. Inliner provides a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, traditional excavation and replacement and manhole renewal. Inliner’s expertise, experience and customer-oriented contracting combined with an ability to provide a diverse line of products and services differentiates us from other rehabilitation contractors and allows Inliner to provide clients with single source accountability for rehabilitative services.

Customers & Markets

Inliner customers are typically municipalities and local operations of industrial businesses. The geographic reach of the Inliner installation group stretches from the east coast westward generally to the Rocky Mountains. Felt based sales through Liner Products are predominantly U.S. based. Fiberglass/UV based sales are all U.S. generated.

Many of the drivers for wastewater, storm water and process sewer rehabilitation demand are largely a function of deteriorating urban infrastructure compounded by population growth and deteriorating water quality.  U.S. Environmental Protection Agency (EPA) mandated consent decrees continue to drive the larger rehabilitation programs and force those entities to address infiltration and inflow of groundwater into damaged or leaking sewer lines, within defined timelines. These factors and enforcement of stricter regulation drive the rehabilitation market to continue to deploy technologies like CIPP and combine them with new technologies all while continuing to focus on the achievement of lasting solutions and high quality standards.

Competition

The CIPP industry has a limited number of contractors with nationwide coverage.  Numerous more regionalized competitors are found throughout the U.S. Municipal work is typically obtained on a competitive bid basis with some exceptions of qualification-based or design build proposals used predominantly in larger, longer-term and more complex projects. Multi-year contracts, although typically gained at least initially through a structure that involves a competitive pricing element, continue to exist and remain a focal point for Layne. Industrial or private work can be either competitive bid or negotiated.

Larger competitors share the same vertical integration - tube manufacturing/assembly, resin-saturation (wetout) and installation -  as Inliner, while most smaller competitors rely on third party tube supply and wetout. This saturated tube supply and the lack of having to construct wetout facilities allows smaller competitors to initially enter and continue to remain in the CIPP business. The entrance of fiberglass products cured with ultraviolet light continues to open up further competition in the UV market segment especially with more regional, localized installation contractors that often perform CIPP as a side product to complement the other tasks they perform.

Despite widespread competition, Inliner remains one of the most diversified providers in the industry by offering ancillary products and construction services, subcontracting partnerships and construction management all designed to provide broader solutions than just CIPP installation.

Heavy Civil

Operations

Heavy Civil delivers solutions to public and private customers by providing design and construction services for water and wastewater treatment plants and pipeline installation.  In addition, Heavy Civil constructs surface water intakes, pumping stations, hard rock tunnels, and performs marine construction. Heavy Civil also provides design and construction services for biogas facilities (anaerobic digesters) for the purpose of generating and capturing methane gas, an emerging renewable energy resource.

The Heavy Civil treatment plant group specializes in new facility construction, expansion and modifications of water and wastewater treatment infrastructure. Heavy Civil is experienced in the construction of municipal and industrial plants using the latest process technologies including reverse osmosis membrane, nanofiltration, ultra-violet and ozone disinfection, regeneration services, complex chemical feed systems, and air stripper repacking, to provide fully automated and sustainable systems.

Our pipeline groups are experienced in installing all types of pipe materials and systems that deliver water from the source to the plant and to the end user. In addition to the clean water side of the business, Heavy Civil constructs pipeline systems that handle the discharge of the product, including collection systems, interceptor sewers and force mains. Heavy Civil can also deliver special piping systems for process piping and cooling water needs. Heavy Civil has the capability to install deep, large diameter piping in rock or other difficult soil conditions, including applications involving tunnels and marine construction.

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

Customers & Markets

Heavy Civil’s customer base typically includes government agencies, private customers and local operations of industrial businesses. Continued population growth in water-challenged regions, more stringent regulatory requirements, as well as deteriorating infrastructure all lead to an increased need to conserve water resources and control contaminants and impurities. Heavy Civil offers services through either traditional hard bid or by various Alternative Project Delivery methods.  Heavy Civil offers the following Alternative Project Delivery methods: Design-Build (DB); Design-Build-Operate (DBO); Design-Build-Operate Finance (DBOF); Construction Management at Risk (CMAR); and Engineer, Procure, Construct (EPC).

Competition

Heavy Civil routinely competes with local and national construction firms across the U.S.  We believe our extensive knowledge in the infrastructure industry, along with our many years of experience using innovative techniques sets us apart from our competition.

Mineral Services

Operations

Before investing heavily in development to extract minerals, global mining and junior mining companies hire companies such as Mineral Services to extract rock and soil samples for analyses of mineral content and grade. Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Samples extracted must be free of contamination and accurately reflect the location and orientation of underlying mineral deposits. We also drill to support the definition of ore bodies to maximize the efficiency of mining.

Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form our primary presence in Chile and Peru. Mineral Services manages interests in our foreign affiliates, where we do not have majority ownership or operating control, through regular management meetings and analysis of key operating and financial information. The foreign affiliates are engaged in similar operations to Mineral Services, and also the manufacture and supply of drilling equipment, parts and supplies.

Mineral Services has experienced the effects of the global decline in demand for mineral exploration and the overall soft market for base and precious metals during our last four fiscal years.  Mineral Services has continually adjusted our operations in response to market conditions in the industry.  As discussed in Note 18 to the Consolidated Financial Statements, during the fiscal year ended January 31, 2016, we implemented a plan to exit our operations in Africa and Australia that included reducing operating expenses, and shifting assets to the Americas. The minerals exploration business is cyclical in nature and we believe the industry will recover as metals prices improve. Our safety record and ability to re-deploy assets quickly when called upon makes Mineral Services well positioned for opportunities.

Customers and Markets

Mineral Services customers are major gold and copper producers and to a lesser extent, other base metal producers including iron ore. Mineral Services’ largest customers are multi-national corporations headquartered in the U.S., Brazil, Europe and Canada.  The success of Mineral Services is closely tied to global commodity prices and demand for our global mining customers’ products. Our primary markets are in the western U.S., Mexico and Brazil. See Item 1A, Risk Factors for a discussion of the risks associated with operating in these foreign countries.

Demand for mineral exploration drilling is driven by the need to identify, define and develop underground base and precious mineral deposits.  Factors influencing the demand for mineral-related drilling services include the absolute price level and volatility in commodity prices, international economic and political conditions, inflation, foreign exchange levels, the economic feasibility of mineral exploration and production, the discovery rate of new mineral reserves and the ability of mining companies to access capital for their activities. The downward trend in commodity prices in recent years has significantly reduced demand for mineral-related drilling services.

The mineral exploration market is dependent on financial and credit markets being readily available to fund drilling and mining programs. In addition, mining companies’ ability to seek cash for their operations through other avenues, which traditionally have been available to them, is dependent on market pricing trends for base and precious metals.

Competition

Mineral Services competes with a number of drilling companies, as well as vertically integrated mining companies that conduct their own exploration drilling activities. Many of these competitors have greater capital and other resources than we have. In the mineral exploration drilling market, Mineral Services competes based on price, technical expertise and reputation. Mineral Services work is typically performed on a negotiated basis.

Contracts

We identify potential projects from a variety of sources.  After determining which projects are available, we make a decision on which projects to pursue based on factors such as project size, duration, availability of personnel, current backlog, profitability expectations, risk profile, type of contract, prior experience, source of project funding and geographic location.

We execute our contracts through a variety of methods, including cost-plus, fixed-price, time and material, day rate, unit price or some combination of these methods.  Customers may consider price, technical capabilities of equipment and personnel, safety record and reputation, among other factors.

Fixed-price contracts have historically been used in competitively bid public civil and specialty contracts.  These contracts commit the contractor to provide all of the resources required to complete a project for a fixed sum.  Usually, fixed-price contracts transfer more risk to the contractor.

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

Backlog Analysis

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts that have been awarded. We include a project in backlog at such time as contracts are executed or notices to proceed are obtained, depending on terms of the contract. Backlog amounts include anticipated revenues associated with the original contract amounts, executed change orders, and any claims that may be outstanding with customers for which recovery is considered probable. The backlog figures are subject to modifications, alterations or cancellation provisions contained in the various contracts. Historically, those provisions have not had a material effect on the consolidated financial statements.

Backlog may not be indicative of future operating results. There have been no changes in the methodology used to determine backlog during the fiscal years ended January 31, 2017 and 2016. Backlog is not a measure defined by generally accepted accounting principles in the United States (“GAAP”) and is not a measure of profitability. Our method for calculating backlog may not be comparable to methodologies used by other companies.

Layne’s backlog of uncompleted contracts at January 31, 2017, was approximately $360.0 million as compared to $346.3 million at January 31, 2016. The following table provides an analysis of backlog by segment for the fiscal year ended January 31, 2017.

	Backlog at	New Business	Revenues Recognized	Backlog at
(in millions)	January 31, 2016	Awarded (1)	FY 2017	January 31, 2017
Water Resources(2)	$97.6	$156.2	$204.6	$49.2
Inliner	113.6	200.6	196.8	117.4
Heavy Civil (3)	135.1	195.5	137.2	193.4
Total	$346.3	$552.3	$538.6	$360.0

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(2)	The decline in backlog for Water Resources is primarily due to reduced activity in the western U.S., as a result of significant precipitation.
(3)

As of January 31, 2017, approximately 34% of the Heavy Civil backlog is not reasonably expected to be completed during the next twelve months. As disclosed in Note 21 to the Consolidated Financial Statements, on February 8, 2017, we entered into an Asset Purchase Agreement to sell substantially all of the assets of our Heavy Civil business.

Of Layne’s total backlog of $360.0 million as of January 31, 2017, approximately $11.0 million relates to active contracts that are in a loss position. The remaining contracts in backlog have future revenues which are expected to equal or exceed costs when recognized. We can provide no assurance as to the profitability of the contracts reflected in backlog. It is possible that the estimates of profitability could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and any claims with customers. As of January 31, 2017, there were no significant contracts in backlog not moving forward as originally scheduled.

During the fiscal years ended January 31, 2017 and 2016, there were no significant cancellations of amounts previously included in backlog and no significant changes in anticipated gross margin trends based on current backlog.

Seasonality

The domestic drilling and construction activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to project sites. Additionally, drilling activities typically slow down during Thanksgiving, Christmas and New Year holidays.  As a result, revenues and earnings in our first and fourth fiscal quarters tend to be less than revenues and earnings in the second and third fiscal quarters.

Regulation

General

As a corporation with international operations, we are subject to a number of complex federal, state, local and foreign laws. Each of our segments is subject to various laws and regulations relating to the protection of the environment and worker health and safety. In addition, each segment is subject to its own unique set of laws and regulations imposed by federal, state, local and foreign laws relating to licensing, permitting, approval, reporting, bonding and insurance requirements.

Management believes that our operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the method of operations than on other similar companies in the industries in which we operate. Layne has internal procedures and policies that management believes help to ensure that our operations are conducted in compliance with current regulations.

We are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (“the Exchange Act”), the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the listing requirements of NASDAQ and other applicable securities rules and regulations.

We cannot determine the extent to which new legislation, new regulations or changes in existing laws or regulations may affect our future operations.

Environmental

Our operations are subject to stringent and complex federal, state, local and foreign environmental laws and regulations. These include, for example, (1) the federal Clean Air Act and comparable state and foreign laws and regulations that impose obligations related to air emissions, (2) the federal Resource Conservation and Recovery Act and comparable state and foreign laws that regulate the management of waste from our facilities, (3) the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (“CERCLA”) and comparable state and foreign laws that regulate the cleanup of hazardous substances that may have been released at properties owned or operated by us, our predecessors or locations where we or our predecessors sent waste for disposal, and (4) the federal Clean Water Act and the Safe Drinking Water Act and analogous state and foreign laws and regulations that impose detailed permit requirements and strict controls regarding water quality and the discharge of pollutants into waters of the U.S. and state and foreign waters.

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

As part of Layne’s adherence to environmental laws and regulation, we focus on sustainability.  Our employees contribute to the economic and environmental sustainability of the communities in which we operate.

We have made and will continue to make expenditures in our efforts to comply with these requirements. Management does not believe that, to date, we have expended material amounts in connection with such activities or that compliance with these requirements will have a material adverse effect on our capital expenditures, earnings or competitive position.

Safety and Health

Our operations are also subject to various federal, state, local and foreign laws and regulations relating to worker health and safety. In many cases, a solid safety record is a requirement of doing business with our customers.

The Occupational Safety and Health Administration ("OSHA”) establishes certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by OSHA and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work may apply to our operations.

The operations of Mineral Services are also subject to the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). In addition to federal regulatory programs, all of the states and foreign governments in which Mineral Services operates have programs for mine safety and health regulation and enforcement. The Mine Act requires mandatory inspections of surface and underground mines and requires the issuance of citations or orders, as well as the imposition of civil penalties or criminal liability for violations of mandatory health and safety standards and record keeping requirements.

The operation and registration of our motor vehicles are subject to various regulations, including those promulgated by the U.S. Department of Transportation (“DOT”), including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance, and drivers’ hours of service.

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

On October 27, 2014, we entered into a settlement with the SEC to resolve allegations concerning potential violations of the Foreign Corrupt Practices Act that took place in Africa within our Mineral Services business segment prior to October 2010.  Under the terms of the settlement, among other things, we agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date.  On November 9, 2016, we made our final report to the SEC and have no further reporting obligations to the SEC under the settlement.

We devote resources to the development, maintenance, communication and enforcement of our Business Code of Conduct, our anti-bribery compliance policies, our internal control processes and compliance related policies.  We strive to conduct timely internal investigations of potential violations and take appropriate action depending upon the outcome of the investigation.

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

Employees

At January 31, 2017, we had approximately 2,491 employees, approximately 137 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the U.S. Management believes that its relationship with employees is satisfactory. In all of Layne’s operations, an important competitive factor is technical expertise. As a result, Layne emphasizes the growth and development of its personnel. Periodic training is provided for senior field employees covering such areas as pump installation, drilling technology and electrical troubleshooting.

In addition, Layne emphasizes strict adherence to all health and safety policies and procedures. This emphasis encompasses developing site-specific safety plans, ensuring regulatory compliance and training employees in regulatory compliance and sound safety practices. Training consists of OSHA and/or Mine Safety and Health Administration (“MSHA”) training as required and as applicable. Layne provides this training through certified and/or qualified trainers. In addition to the training, the safety team is also responsible for preparing health and safety site specific plans and provides guidance and site analysis for the health and safety plans prepared by others.

Many of our employees have extensive experience with Layne and our industries. Many of our professional employees have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology, geophysics and metallurgy. Management believes that our size and reputation allow us to compete effectively for highly qualified professionals.

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

Risks Relating to Our Business and Industry

Demand for our services is subject to economic downturns and reductions in private industry and municipal and other governmental spending. If general economic conditions continue or weaken, then our revenues, profits and our financial condition may be materially adversely affected.

Our customers are vulnerable to general downturns in the domestic and international economies. Consequently, our results of operations will fluctuate depending on the demand for our services.

During times of uncertain or weakened economic conditions, our customers may face considerable budget shortfalls and may reduce or defer capital spending that could decrease the overall demand for our services. In addition, our customers may find it more difficult to raise capital in the future due to limitations on the availability of credit and other uncertainties in the municipal and general credit markets.

Levels of municipal spending particularly impact Water Resources, Inliner and Heavy Civil. Reduced tax revenue in certain regions, or inability to access traditional sources of credit, may limit spending and new development by municipalities or local governmental agencies, which in turn may adversely affect the demand for our services and reduce our revenue.

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

Volatility within the global commodity markets is negatively impacting Mineral Services.  Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals, which often fluctuate widely in response to global supply and demand, international economic trends, currency exchange fluctuations and political events.  The extended decline in oil and gas prices has depressed the energy market, negatively impacting Water Resources.

As a result of the above conditions, our revenues, net income and overall financial condition were negatively affected during recent fiscal years and may continue to be adversely affected if the current economic conditions do not improve.

The cyclical downturns in the minerals market have resulted in a reduction in demand for our Mineral Services which has reduced our revenue and profitability.

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

During the fiscal year ended January 31, 2017, Mineral Services continued to experience a reduction in its revenue as it did during each of the three prior fiscal years. This decrease was due, in part, to lower mining exploration budgets of our customers as well as less demand in the marketplace. The price of gold and other minerals have fluctuated during the last several years, with the price of gold rebounding slightly during the fiscal year ended January 31, 2017 after falling to its lowest level in the past six years during the fiscal year ended January 31, 2016.  A material decrease in the rate of mineral exploration and development reduces the revenue generated by Mineral Services and adversely affects our results of operations and cash flows.

Because our operations are impacted by certain seasonality, our results can fluctuate significantly, which could make it difficult to evaluate our business and could cause instability in the market price of our common stock.

Adverse weather conditions, natural disasters, disease, force majeure and other similar events can curtail our operations in various regions in which we operate, resulting in performance delays and increased costs.

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

A significant number of our contracts contain fixed prices and generally assign responsibility to us for cost overruns. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, many of which are beyond our control.  These assumptions include job-site conditions (both surface and sub-surface), future economic conditions, prices and availability of materials, labor and other requirements. Estimates are revised based upon changing conditions and new developments that are continuous and characteristic of the construction and drilling industries. In addition, the time required to complete a construction or drilling project may be greater than originally anticipated. We may not be able to obtain compensation for additional work performed or expenses incurred as a result of changes or inaccuracies in these estimates and underlying assumptions.  We have experienced inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, ambiguities in specifications, supply shortages, weather delays, unanticipated sub-surface site conditions, accidents, equipment failures, inefficiencies, cost of raw materials, or our suppliers’ or subcontractors’ inability to perform, which could result in substantial losses. As a result, cost and gross margin may vary from those originally estimated making the project less profitable than originally estimated, or possibly not profitable at all, and, depending upon the size of the project, variations from estimated contract performance could significantly affect our operating results.

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

New projects often entail a lengthy and complex design and bidding process. This process can be affected by governmental approvals, budget negotiations, funding approvals, weather, as well as changing market conditions. The uncertainty of the timing of contract awards as well as the timing of the commencement date of the contract can have an adverse effect on our results of operations and cash flows causing fluctuations from quarter to quarter or year to year. These fluctuations can be significant.

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

In addition, events that generally affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, being available only at a significantly greater cost or not being available at all.  If we are unable to obtain performance bonds on future projects, our results of operations would be materially and adversely affected.  The amount of our surety bonds as of January 31, 2017, based on the expected amount of revenues remaining to be recognized on the projects, was $223.8 million.

We also occasionally utilize a letter of credit instead of a performance bond.  Almost all of the letters of credit are issued under the asset-based credit facility.  Our ability to continue to obtain new letters of credit under the asset-based credit facility is limited to the lesser of (a) $75.0 million and (b) the amount of Excess Availability (as defined in the asset-based credit facility agreement) under the asset-based credit facility and is subject to limitations on the issuance of letters of credit if the expiry date of the proposed letter of credit extends beyond the five business days prior to the maturity date of the asset-based credit facility.  Our inability to obtain bonding or letters of credit on favorable terms and at reasonable prices or at all would increase operating costs and inhibit the ability to execute or pursue new projects, which could have a material adverse effect on our business, financial condition and results of operations.

We may not fully realize the anticipated benefits from our restructuring plans.

We continue to implement certain restructuring initiatives that seek to reduce our cost structure and streamline our operations. These restructuring plans have, among other things, resulted in a reduction in workforce, cost containment measures and working capital management initiatives.

Our restructuring plans may not reduce expenses or produce the cost savings we anticipate or in the time frame we expect.  Further restructuring activities may also be required in the future beyond what is currently planned, which could enhance the risks associated with these activities.

In addition, our management periodically reviews our businesses and portfolio of assets to identify those businesses and assets that may be underperforming and for which we may consider a sale or other disposition.  However, we may not correctly identify businesses or assets that are, or will be, underperforming, and we may not be able to dispose of those businesses and assets on favorable terms, if at all.  Our inability to identify and favorably dispose of underperforming businesses and assets may significantly harm our business.

Our use of the percentage-of-completion method of accounting involves significant estimates and management judgment, changes of which could result in volatility in our results of operations.

Our revenue on larger construction and drilling contracts is recognized on a percentage-of-completion basis for individual contracts based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenue, costs and profits in the reporting period when such estimates are revised. Total estimates may be affected by:

•	changes in expected costs of materials, labor, productivity or scheduling;
•	changes in external factors outside of our control, such as weather, sub-surface site conditions or customer requirements; and
•	change orders, which are a normal and recurring part of our business and can increase or decrease the scope of work and therefore the revenue and the cost of a job.

The above items can change the estimates on a contract, including those arising from contract penalty provisions, and final contract settlements, and can result in revisions to costs and income. Revisions in estimates are recognized in the period in which they are determined. This could result in the reduction or reversal of previously recorded profits. Change orders often change the scope and cost of a contract. Change orders can also have the short-term effect of reducing the percentage of completion on a contract and the revenues and profits that otherwise would be recognized. We also factor in all other information that we possess with respect to the change order to determine whether the change order should be recognized at all and, if recognition is appropriate, what dollar amount of the change order should be recognized. Due to factors that we may not anticipate at the time of recognition, however, revenues ultimately received on these change orders could be less than revenues that we recognized in a prior reporting period or periods, which could require us in subsequent reporting periods to reduce or reverse revenues and profit previously recognized.  Our Inliner and Heavy Civil segments primarily use the percentage-of-completion method for their contracts, while Water Resources segment uses the percentage-of-completion method for its larger, more complex contracts.

Our contracts may require us to perform extra, or change order, work, which can result in disputes or claims and adversely affect our working capital, profits and cash flows.

Our contracts generally require us to perform extra, or change order, work as directed by the customer even if the customer has not agreed in advance on the scope or price of the work to be performed. This process may result in disputes or claims over whether the work performed is beyond the scope of work directed by the customer and/or exceeds the price the customer is willing to pay for the work performed. To the extent we do not recover our costs for this work or there are delays in the recovery of these costs, our cash flows and working capital could be adversely impacted.

We may not fully realize the revenue value reported in our backlog due to cancellations or reductions in scope.

As of January 31, 2017, our backlog of uncompleted construction and drilling work was approximately $360.0 million. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. For example, the cancellation or reduction in scope of any project in our backlog could have a material adverse effect on our financial condition, results of operations and cash flows.

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

GAAP is subject to interpretation by the Financial Accounting Standards Board (“FASB”), the SEC, and other bodies formed to promulgate and interpret appropriate accounting principles. A change in existing principles, standards or guidance can have a significant effect on our reported results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes.

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

Because we are a multinational company conducting a complex business in several markets in North and South America, we are subject to legal and operational risks related to staffing and management, as well as a broad array of local legal and regulatory requirements.

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

A portion of our earnings is generated from our foreign operations, and those of our affiliates. Political and economic risks in those countries could reduce or eliminate the earnings and cash flow due to dividends we derive from those operations.

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

We conduct business in international markets with complex and evolving tax rules, including value-added tax rules, which subject us to international tax compliance risks.

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

Claims for indemnification related to the sale of business units and assets may be substantial and have a negative impact on our financial condition.

From time to time, we dispose of business units or assets. As part of a sale, we may agree to indemnify the purchaser for certain preclosing liabilities associated with the business unit or assets that are sold and for any breach of the representations and warranties contained in the asset purchase agreement for the transaction. There can be no guarantee that material claims will not arise during the relevant indemnification periods and that we will not have to provide the requisite indemnification. In addition, legal challenges to any potential claim for indemnification could result in increased legal expenses. Also, as is typical in divestiture transactions, some third parties may be unwilling to release us from guarantees, performance bonds or other credit support provided prior to the sale of the business unit or assets. As a result, after a divestiture, we may remain secondarily liable for some of the obligations guaranteed, bonded or supported to the extent that the buyer of the business unit or assets fails to perform these obligations.

If we are unable to satisfy all the conditions precedent to closing the sale of our Heavy Civil business segment, or to achieve the results expected from the sale, our financial condition could be materially affected.

As discussed in Note 21 to the Consolidated Financial Statements, on February 8, 2017, we entered into an Asset Purchase Agreement to sell substantially all of the assets of our Heavy Civil business segment. The transaction is subject to certain terms and closing conditions. We may not have the ability to obtain all of the consents and approvals and satisfy all of the other closing conditions to the sale. Until the transaction has closed, there can be no assurance that the sale of our Heavy Civil business segment will provide us additional liquidity to fund general working capital requirements or pursue growth opportunities in our core businesses.

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

As of January 31, 2017, approximately 5% of our workforce was unionized and 4 of our 21 active collective bargaining agreements are scheduled to expire within the next 12 months. To the extent that disputes relating to existing or future collective bargaining agreements arise, a work stoppage could occur. If protracted, a work stoppage could substantially reduce or suspend our operations and reduce our revenue.

If we are not able to demonstrate our technical competence, competitive pricing and reliable performance to potential customers we will lose business to competitors, which would reduce our profit.

We face significant competition and a large part of our business is dependent upon obtaining work through a competitive bidding process. In Water Resources, Inliner and Heavy Civil, we compete with many smaller firms on a local or regional level, many of whom may have a lower corporate overhead cost than us. We also compete with larger competitors that are better capitalized than us and may have a lower cost of capital.  There are few proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to our company. Competition also places downward pressure on our contract prices and profit margins. Competition in all of our markets, has intensified in the last couple of years due to the continuing difficult economic conditions and such heightened competition is expected to continue for the foreseeable future. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profit. Additional competition could reduce our profit.

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

We have, from time to time, received notice from the DOT that our motor carrier operations may be monitored and that the failure to improve our safety performance could result in suspension or revocation of vehicle registration privileges. If we were not able to successfully resolve these issues, our ability to service our customers could be damaged, which could lead to a material adverse effect on our results of operations, cash flows and liquidity.

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

Although we maintain insurance protection that we consider economically prudent for major losses, we have high deductible amounts for each claim under our health insurance, workers’ compensation insurance and liability insurance. Our current individual claim deductible amount is $200,000 for health insurance, $750,000 for general liability insurance, $500,000 for auto liability insurance and $500,000 for workers’ compensation insurance. We cannot assure that we will have adequate funds to cover our deductible obligations or that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. In addition, we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A claim or damage resulting from a hazard for which we are not fully insured could increase our operating costs and reduce our profit.

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

We have not recognized a deferred tax liability on a portion of the undistributed earnings of foreign subsidiaries and certain foreign affiliates as allowed under the indefinite reversal criterion of ASC 740. We consider these amounts to be indefinitely invested based on specific plans for reinvestment of these earnings. However, if liquidity deterioration were to require Layne to change its plans and repatriate all or a portion of these undistributed earnings, a significant amount of our net operating losses could be utilized, or income tax expense and deferred income tax liabilities could be significantly increased.

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

We operate in some countries known to experience corruption. We are committed to doing business in accordance with applicable anti-corruption laws and our code of business conduct and ethics. We are subject, however, to the risk that we, our affiliated entities or their respective officers, directors, employees and agents may take action determined to be in violation of such anti-corruption laws, including the FCPA.

On October 27, 2014, we entered into a settlement with the SEC to resolve allegations concerning the legality of certain payments by us to agents and other third parties interacting with government officials in certain countries in Africa prior to October 2010. Under the terms of the settlement, among other things, we agreed to undertake certain compliance, reporting and cooperation obligations to the SEC for two years following the settlement date.  On November 9, 2016, we made our final report to the SEC and have no further reporting obligations to the SEC under the settlement.

The FCPA and related statutes and regulations provide for potential fines, civil and criminal penalties, and equitable remedies, including disgorgement of profits or monetary benefits from such payments, related interest and injunctive relief. These fines and penalties can be significant.

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

Layne is dependent on a variety of information technology systems for the efficient functioning of our business as well as the security of our information. Problems with the implementation of new or upgraded systems as our business grows or with maintenance or discontinuance of existing systems could disrupt or reduce the efficiency of our operations.

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

Risks Related To Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness.  As of January 31, 2017, we had total long-term indebtedness of approximately $162.3 million.  Our substantial indebtedness could have important consequences.  For example, it could:

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

If we are unable to refinance or restructure our Convertible Notes before May 15, 2018, the maturity date of our asset based credit facility will, and the maturity date of our 8.0% Convertible Notes may, accelerate and we may not have sufficient capital resources to repay all of our indebtedness at that time.

Our debt facilities currently consist of:

•	$69.5 million of 4.25% Convertible Notes that are due on November 15, 2018,
•	a $100 million senior secured asset-based facility that is due on April 14, 2019 (of which $27.7 million of letters of credits have been issued under the facility) and
•	$99.9 million of 8.0% Convertible Notes that are due on May 1, 2019.

However, the maturity date for the asset based credit facility will accelerate to May 15, 2018, if each of the following has not yet occurred on or before such date:

•	With respect to the 8.0% Convertible Notes, either
o	all of the 8.0% Convertible Notes are converted, or
o	the maturity date of the 8.0% Convertible Notes is extended to a date which is after October 15, 2019, and
•	With respect to the 4.25% Convertible Notes, either
o	all of the 4.25% Convertible Notes are converted,
o	the maturity date for the 4.25% Convertible Notes is extended to a date which is after October 15, 2019, or
o	the 4.25% Convertible Notes are effectively discharged.

In addition, if the 4.25% Convertible Notes have not been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, or effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes has not been extended to a date that is after October 15, 2019, then the 8.0% Convertible Notes will mature on August 15, 2018.

The 4.25% Convertible Notes will be effectively discharged if, among other things, we have irrevocably deposited with the trustee of the 4.25% Convertible Notes cash in an amount sufficient to pay any remaining interest and principal payments due on any then remaining unconverted 4.25% Convertible Notes, with irrevocable instructions to the trustee to make such payments to the holders of the 4.25% Convertible Notes as they become due.

If we are unable to refinance or restructure our Convertible Notes before May 15, 2018, our asset based credit facility will become due on that date.  If we are unable to refinance or restructure our 4.25% Convertible Notes before August 15, 2018, our 8.0% Convertible Notes will become due on that date. We may not have sufficient capital resources to repay all of our indebtedness at that time, which could result in a default under all of our indebtedness.

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

Our ability to borrow under our asset-based facility depends on, among other things, the amount of the borrowing base as defined in the asset-based facility and our available capacity under the asset-based facility.  Continued operating losses or negative cash flows from our operations may cause Layne to borrow under our asset-based facility and reduce the available capacity under the asset-based facility.   Our borrowing base is primarily comprised of a percentage of the net orderly liquidation value of eligible equipment and the value of certain customer and contract receivables.  Our borrowing base is reduced by any reserves that the co-collateral agents under our asset-based facility determine to be necessary in good faith and their reasonable business judgment.  As of January 31, 2017, our borrowing base under the asset-based facility was $100.0 million, with $27.7 million of letters of credit and no borrowings outstanding, resulting in Excess Availability of $72.3 million. The amount of our borrowing base could be materially and adversely affected by decreases in the value of our eligible equipment and/or receivables, a portion of our equipment and/or receivables being deemed ineligible under the terms of our asset-based facility or the co-collateral agents imposing additional reserve requirements.

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

In addition, under our asset-based facility, if Excess Availability is less than the greater of $17.5 million or 17.5% of total availability, in each case for more than one business day, then a “Covenant Compliance Period” will exist until we have Excess Availability for a period of 30 consecutive days equal to or greater than the greater of (a) 17.5 % of the total availability and (b) $17.5 million.  During each Covenant Compliance Period, we must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarter period ended immediately prior to commencement of a Covenant Compliance Period and for every four fiscal quarter period ending during a Covenant Compliance Period.  If we had been in a Covenant Compliance Period during the fiscal years ended January 31, 2017 and 2016, we would not have been in compliance with the minimum fixed charge coverage ratio.

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

We cannot assure that waivers will be granted or amendments made to any of the agreements governing our indebtedness if for any reason we are unable to comply with the obligations thereunder or that we will be able to refinance our debt on acceptable terms, or at all, should we seek to do so.  See Note 8 to the Consolidated Financial Statements for a more detailed description of our indebtedness.

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

Pursuant to the terms of our 4.25% Convertible Notes, at our election, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock.  We refer to these settlement methods as cash settlement, physical settlement and combination settlement, respectively.  In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20.  ASC 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt.  During the first quarter of the fiscal year ended January 31, 2015, the liability component of the convertible debt instrument was valued at the fair value of a similar debt instrument that did not have an associated equity component and was reflected as a liability on the balance sheet.  The equity component of the convertible debt instrument was included in the additional paid-in capital section of stockholders’ equity on the balance sheet, and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component.  This original issue discount is being amortized to non-cash interest expense over the term of the convertible debt instrument.  Accordingly, we record a greater amount of non-cash interest expense in current periods as a result of this amortization.  We report lower net income in our financial results because ASC 470-20 requires the interest expense associated with our 4.25% Convertible Notes to include both the current period’s amortization of the debt discount and our 4.25% Convertible Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our 4.25% Convertible Notes.

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

We may not have the ability to raise the funds necessary to repurchase our convertible notes upon a fundamental change, asset sale or casualty or condemnation event, and our debt instruments may prohibit some of these payments.

As discussed in Note 8 to the Consolidated Financial Statements, if a “fundamental change” (as defined in the indentures governing our convertible notes) occurs, holders of our convertible notes may require us to repurchase all or a portion of such notes in cash. Any such cash payment could be significant, and we may not have enough available cash or be able to obtain financing so that we can make payments on our convertible notes when due.

In addition, except in very limited circumstances involving a refinancing of the 8.0% Convertible Notes in a manner permitted by our asset-based facility, our asset-based facility prohibits us from making or offering to make certain voluntary repurchases of the  convertible notes, except that we may repurchase the 8.0% Convertible Notes if certain “payment conditions” are satisfied. This provision may prohibit us from repurchasing the convertible notes at the holders’ election following a fundamental change or, with respect to the 8.0% Convertible Notes, certain asset sales and casualty and condemnation events.

If we fail to repurchase our convertible notes when required, we will be in default under the indentures for the convertible notes. In addition, such a failure could also be a default under our asset-based facility, which may allow the lenders under that agreement to cause all outstanding amounts under the facility to become immediately due and payable.

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

Risks Related To Ownership of Our Common Stock

Provisions in our organizational documents, Delaware law and the indentures governing our convertible notes could prevent or frustrate attempts by stockholders to replace our current management or effect a change of control of Layne.

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

The market price of our common stock could be reduced by future issuances or sales of our common stock.

Sales by us or our shareholders of a substantial number of shares of our common stock in the public market, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.

In addition to outstanding shares eligible for future sale, as of January 31, 2017, 2.6 million shares of our common stock were issuable, subject to vesting requirement, under currently outstanding stock options and restricted stock units granted to officers, directors and employees and an additional 0.3 million shares are available to be granted under our stock option and employee incentive plans.

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

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the Securities and Exchange Commission staff.

Item 2.	Properties

Our primary facilities are summarized in the table below:

Location	Segment	Owned/Leased	Square Footage	Purpose
The Woodlands, Texas	Corporate	Leased(1)	51,152	Corporate headquarters
Redlands, California	Water Resources	Owned	75,378	Field office
Stuttgart, Arkansas	Water Resources	Owned	35,100	Field office
Aurora, Illinois	Water Resources	Owned	21,500	Field office
Chandler, Arizona	Water Resources and Mineral Services	Owned	38,323	Field office
Orleans, Indiana	Inliner and Heavy Civil	Owned	111,880	Field office
Paoli, Indiana	Inliner	Owned	115,000	Manufacturing facility
Hermosillo, Mexico	Mineral Services	Owned	57,092	Field office

(1)	The term of the lease expires in 2025 and has two, five-year extensions. We have subleased approximately 19,000 square feet of our corporate facilities under a sublease agreement that expires in 2025.
Item 3.	Legal Proceedings

We are, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of our business.  The discussion in Note 15 to the Consolidated Financial Statements included elsewhere in this Form 10-K is incorporated herein by reference.  Currently, there are no other legal or regulatory proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon our consolidated financial statements. In accordance with U.S. GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case or proceeding.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol LAYN. The following table sets forth the range of high and low sales prices of our stock by quarter for the fiscal years ended January 31, 2017 and 2016, as reported by the NASDAQ Global Select Market.

Fiscal Year 2017	High	Low
First Quarter	$9.22	$4.90
Second Quarter	9.32	6.50
Third Quarter	9.56	7.15
Fourth Quarter	11.42	8.17

Fiscal Year 2016	High	Low
First Quarter	$8.68	$4.35
Second Quarter	10.51	6.31
Third Quarter	8.80	5.56
Fourth Quarter	7.21	3.75

At March 31, 2017, there were 138 owners of record of our common stock.

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

The following graph provides a comparison of our five-year, cumulative total shareholder return from January 31, 2012 through January 31, 2017 to the return of the Russell 3000, and a custom peer group selected by Layne.  The peer group includes Aegion Corp, Nuverra Environmental Solutions Inc., Matrix Service Company, Primoris Services Corp., Tutor-Perini Corp., Boart Longyear Limited, Major Drilling Group International Inc., Foraco International SA and Forage Orbit Garant Inc. The comparisons shown in the graph are based on historical data.  The stock price performance shown in the graph is not necessarily indicative of, nor is it intended to forecast, the potential future performance of Layne’s common stock.  Information used in the graph was obtained from Russell Investment Group, a source believed to be reliable, but we are not responsible for any errors or omission in such information.

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

The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2017, has been derived from our audited consolidated financial statements. All periods presented below reflect the effects of operations discontinued during each of the years in the table below.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the consolidated financial statements and notes thereto under Item 8 included elsewhere in this Form 10-K.

As of and Years Ended January 31,	2017	2016(1)	2015(4)	2014(6)	2013(7)
Income Statement Data (in thousands, except per share data):
Revenues	$601,972	$683,010	$720,568	$772,102	$935,879
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(502,050)	(570,078)	(610,844)	(645,078)	(774,326)
Selling, general and administrative expenses (exclusive of depreciation, amortization and impairment charges shown below)	(97,202)	(108,159)	(117,085)	(126,315)	(143,050)
Depreciation and amortization	(26,911)	(32,685)	(41,978)	(48,792)	(49,475)
Impairment charges(2)	—	(4,598)	—	—	(8,431)
Equity in earnings (losses) of affiliates	2,655	(612)	(2,002)	(2,974)	16,700
Restructuring costs	(17,348)	(9,954)	(2,698)	—	—
Gain on extinguishment of debt(3)	—	4,236	—	—	—
Interest expense	(16,883)	(18,011)	(13,707)	(7,132)	(3,301)
Other income, net	4,951	2,354	1,352	6,696	5,389
Loss from continuing operations before income taxes	(50,816)	(54,497)	(66,394)	(51,493)	(20,615)
Income tax (expense) benefit (5)	(1,420)	1,635	3,945	(56,884)	10,024
Net loss from continuing operations	(52,236)	(52,862)	(62,449)	(108,377)	(10,591)
Net income (loss) from discontinued operations	—	8,057	(46,878)	(19,674)	(25,432)
Net loss	(52,236)	(44,805)	(109,327)	(128,051)	(36,023)
Net loss (income) attributable to noncontrolling interest	—	28	(824)	(588)	(628)
Net loss attributable to Layne Christensen Company	$(52,236)	$(44,777)	$(110,151)	$(128,639)	$(36,651)
(Loss) income per share information attributable to
Layne Christensen Company shareholders:
Loss per share from continuing operations - basic and diluted	$(2.64)	$(2.68)	$(3.22)	$(5.56)	$(0.58)
Income (loss) per share from discontinued operations - basic and diluted	—	0.41	(2.39)	(1.00)	(1.30)
Loss per share - basic and diluted	$(2.64)	$(2.27)	$(5.61)	$(6.56)	$(1.88)
Balance Sheet Data (in thousands):
Working capital, including current maturities of debt	$105,545	$131,280	$104,832	$121,330	$125,079
Total assets	436,151	488,657	541,942	642,499	812,226
Total long-term debt, excluding current maturities	162,346	158,986	128,566	102,999	95,142
Total Layne Christensen Company shareholders' equity	82,220	128,658	181,215	289,464	412,737

(1)	During the fiscal year ended January 31, 2016, we sold our Geoconstruction business, and accounted for it as a discontinued operation.
(2)

See Note 4 to the Consolidated Financial Statements for a discussion of impairment charges recorded during the fiscal year ended January 31, 2016.  During the fiscal year ended January 31, 2013, we determined $8.4 million of our intangible assets were impaired.

(3)

During the fiscal year ended January 31, 2016, we recognized a gain on extinguishment of debt of $4.2 million in connection with the partial redemption of the 4.25% Convertible Notes in exchange for 8.0% Convertible Notes.

(4)

During the fiscal year ended January 31, 2015, we sold Costa Fortuna and Tecniwell, both previously reported in the Geoconstruction operating segment, and were accounted for as discontinued operations.

(5)

A $73.4 million valuation allowance on deferred tax assets was recorded during the fiscal year ended January 31, 2014.  Of the $73.4 million valuation allowance, $54.4 million related to deferred tax assets established in a prior year, and $19.0 million related to deferred tax assets established in the current year.

(6)	During the fiscal year ended January 31, 2014, we accounted for our SolmeteX operation, which was sold on July 31, 2013, as a discontinued operation.
(7)	During the fiscal year ended January 31, 2013, we accounted for the former Energy segment, which was sold on October 1, 2012, as a discontinued operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto under Item 8.

Cautionary Language Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: estimates and assumptions regarding our strategic direction and business strategy, the timely and effective execution of turnaround strategy for Water Resources, the extent and timing of a recovery in the mining industry, prevailing prices for various commodities, longer term weather patterns, unanticipated slowdowns in our major markets, the availability of credit, the risks and uncertainties normally incident to our construction industries, the impact of competition, the effect of any deregulation or other initiatives by the Trump Administration, the effectiveness of operational changes expected to reduce operating expenses and increase efficiency, productivity and profitability, the satisfaction of all of the closing conditions for the sale of our Heavy Civil business segment in a timely manner, the availability of equity or debt capital needed for our business, including the refinancing of our existing indebtedness as it matures, worldwide economic and political conditions and foreign currency fluctuations that may affect our results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Management’s Overview

We provide a wide range of diverse water-related products and services, pipe rehabilitation solutions and mineral services throughout North America and Brazil, and through our foreign affiliates in Latin America. Our customers are diverse ranging from governmental agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies, power companies and agribusiness. Over the past several years our strategy has been to divest of our non-core business lines, realign our strategy around our core water businesses and reduce our overall cost structure.

Within our Mineral Services business, we offer unique technologies for mineral exploration and mine water management services.  This business is highly cyclical based on commodity prices movements, and influenced by global industrial demand.  With the depressed commodity prices in recent years, we have restructured, reducing our overall cost structure and refocused the business on North and South America, exiting Australia and Africa, so that we are positioned to capitalize on future opportunities when commodity prices return to higher levels.

Key Fiscal Year 2017 Events

Effective with the first quarter of fiscal year ended January 31, 2017, changes were made to simplify our business and streamline our operating and reporting structure. Our Collector Wells group was shifted from Heavy Civil to Water Resources to better align their operational expertise. We also shifted certain other smaller operations out of our “Other” segment and into our four reporting segments, and no longer report an “Other” segment. These changes better reflect how our business is managed and performance is evaluated.  Information for prior periods has been recast to conform to the current presentation.

During the second quarter of fiscal year ended January 31, 2017, we continued our efforts by initiating a plan to reduce costs and improve our profitability in our Water Resources segment (“Water Resources Business Performance Initiative”). The Water Resources Business Performance Initiative involves cost rationalization, increased standardization of functions such as sales, pricing and estimation, disposal of underutilized assets, and process improvements to drive efficiencies. We recorded approximately $3.2 million in restructuring costs related to the Water Resources Business Performance Initiative for the fiscal year ended January 31, 2017.

During the fiscal year ended January 31, 2017, we continued the implementation of our FY2016 Restructuring Plan, which involves the exit of our operations in Africa and Australia and other actions to support our strategic focus in simplifying the business and improving profitability (“FY2016 Restructuring Plan”). For the fiscal year ended January 31, 2017, we recognized approximately $14.1 million of restructuring expenses under the FY2016 Restructuring Plan, primarily related to the closure of our Australian and African entities resulting in the impairment of our assets held for sale. In calculating the impairment, the carrying amount of the assets included the cumulative currency translation adjustment related to our Australian and African entities. Also included are severance costs and other personnel-related costs, and other costs to support our business focus and strategy.

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

Subsequent Event

As disclosed in Note 21 to the Consolidated Financial Statements, on February 8, 2017, we entered into an Asset Purchase Agreement (the "Asset Purchase Agreement") to sell substantially all of the assets of our Heavy Civil business for $10.1 million, subject to certain working capital adjustments.  The purchaser of the Heavy Civil business is Reycon Partners LLC (the "Buyer"), which is owned by a group of private investors, including members of the current Heavy Civil senior management team. The Buyer has the option to pay up to $3.7 million of the consideration in the form of Layne common stock currently owned by the owners of the Buyer (valued at the weighted average price of Layne's common stock for the 10 trading days immediately prior to the closing date).  The total purchase price for the assets will increase or decrease on a dollar-for-dollar basis to the extent the Heavy Civil division's working capital is more or less than an agreed upon target working capital amount.  In addition, Layne and the Buyer have agreed to split equally any amounts received with respect to a $3.5 million outstanding receivable related to a job contract that is substantially completed.  Subject to satisfaction of closing conditions, including obtaining any required consents and approvals, the transaction is expected to close within 90 days from the date of the Asset Purchase Agreement.  We expect to recognize a loss on the sale of our Heavy Civil business during the first half of the fiscal year ended January 31, 2018.

Non-GAAP Financial Measures

We use Adjusted EBITDA to assess our performance, which is not defined in generally accepted accounting principles (GAAP). Our measure of Adjusted EBITDA, which may not be comparable to other companies’ measure of Adjusted EBITDA, represents income or loss from continuing operations before interest, taxes, depreciation and amortization, non-cash equity-based compensation, equity in earnings or losses from affiliates, certain non-recurring items such as impairment charges, restructuring costs, gain on extinguishment of debt, and certain other gains or losses, plus dividends received from affiliates. Adjusted EBITDA is included as a complement to results provided in accordance with GAAP because management believes this non-GAAP financial measure helps us understand and evaluate our operating performance and trends and provides useful information to both management and investors. In addition, we use Adjusted EBITDA as a factor in incentive compensation decisions and our credit facility agreement uses measures similar to Adjusted EBITDA to assess compliance with certain covenants. Adjusted EBITDA should be considered in addition to results prepared in accordance with GAAP, but should not be considered a substitute for, or superior to, GAAP results. See Note 17 to the Consolidated Financial Statements for the reconciliation of Adjusted EBITDA to income (loss) from continuing operations before income taxes, which we consider to be the most directly comparable GAAP financial measure to Adjusted EBITDA.

Consolidated Results of Operations

The following table, which is derived from our consolidated financial statements included in Item 8, presents, for the periods indicated, the percentage relationship which certain items reflected in our results of operations bear to revenues.

	Fiscal Years Ended January 31,

	2017	2016	2015
Revenues:
Water Resources	34.0%	35.2%	31.7%
Inliner	32.7	28.4	24.3
Heavy Civil	22.8	24.1	27.5
Mineral Services	10.6	12.6	16.8
Intersegment Eliminations	(0.1)	(0.3)	(0.3)
	100.0%	100.0%	100.0%
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(83.4)%	(83.5)%	(84.8)%
Selling, general and administrative expenses (exclusive of depreciation, amortization and impairment charges shown below)	(16.1)	(15.8)	(16.2)
Depreciation and amortization	(4.5)	(4.8)	(5.8)
Impairment charges	—	(0.7)	—
Equity in earnings (losses) of affiliates	0.4	(0.1)	(0.3)
Restructuring costs	(2.9)	(1.5)	(0.4)
Gain on extinguishment of debt	—	0.6	—
Interest expense	(2.8)	(2.6)	(1.9)
Other income, net	0.8	0.4	0.2
Loss from continuing operations before income taxes	(8.5)	(8.0)	(9.2)
Income tax (expense) benefit	(0.2)	0.3	0.5
Net loss from continuing operations	(8.7)	(7.7)	(8.7)
Net income (loss) from discontinued operations	—	1.1	(6.6)
Net loss	(8.7)	(6.6)	(15.3)
Net income attributable to noncontrolling interests	—	—	(0.1)
Net loss attributable to Layne Christensen Company	(8.7)%	(6.6)%	(15.4)%

Certain financial information pertaining to our operating segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and Board of Directors.

	Fiscal Years Ended January 31,
(in thousands)	2017	2016	2015
Revenues
Water Resources	$204,577	$239,897	$227,626
Inliner	196,845	193,704	175,001
Heavy Civil	137,189	164,905	198,511
Mineral Services	63,777	86,390	121,247
Intersegment Eliminations	(416)	(1,886)	(1,817)
Total revenues	$601,972	$683,010	$720,568
Equity in earnings (losses) of affiliates
Mineral Services	$2,655	$(612)	$(2,002)
Income (loss) from continuing operations before income taxes
Water Resources	$(17,551)	$5,867	$10,209
Inliner	25,981	22,946	21,996
Heavy Civil	(5,187)	(6,882)	(23,456)
Mineral Services	(9,154)	(29,176)	(16,011)
Unallocated corporate expenses	(28,022)	(33,477)	(45,425)
Interest expense/Other items	(16,883)	(13,775)	(13,707)
Total loss from continuing operations before income taxes	$(50,816)	$(54,497)	$(66,394)
Adjusted EBITDA
Water Resources	$(2,410)	$23,870	$22,740
Inliner	32,036	27,949	27,881
Heavy Civil	(3,226)	(4,031)	(20,570)
Mineral Services	8,635	1,878	10,205
Unallocated corporate expenses	(23,830)	(29,319)	(41,798)
Total Adjusted EBITDA	$11,205	$20,347	$(1,542)

Comparison of Fiscal Year 2017 to Fiscal Year 2016

Consolidated Results

Revenues decreased $81.0 million, or 11.9%, to $602.0 million, for the fiscal year ended January 31, 2017, compared to $683.0 million for the fiscal year ended January 31, 2016. The decrease in revenues was primarily due to declines in Heavy Civil resulting from the continuing strategic shift towards more selective opportunities, in Mineral Services reflecting the exit from operations in Africa and Australia and weak market conditions during the first half of the year, and decreased drilling activity levels in the western U.S. in Water Resources due to significant precipitation levels in the region.

Cost of revenues (exclusive of depreciation, amortization and impairment charges) decreased $68.0 million, to $502.1 million (83.4% of revenues) for the fiscal year ended January 31, 2017, compared to $570.1 million (83.5% of revenues) for the fiscal year ended January 31, 2016. Cost of revenues as a percentage of revenues for the fiscal year ended January 31, 2017 decreased from the prior year, primarily due to the $7.9 million write down of inventory in the prior year combined with improved margins in Heavy Civil and Inliner. Heavy Civil margins improved as a result of the strategic focus towards more selective opportunities. Inliner’s margins increased primarily due to the product mix of contracts combined with increased crew efficiency during the fiscal year ended January 31, 2017.

Selling, general and administrative expenses decreased $11.0 million, or 10.1%, to $97.2 million for the fiscal year ended January 31, 2017, compared to $108.2 million for the fiscal year ended January 31, 2016. The decrease was primarily due to reduced Corporate overhead costs, including reductions in legal and professional fees and compensation expenses.

Depreciation and amortization decreased $5.8 million, or 17.7%, to $26.9 million, for the fiscal year ended January 31, 2017, compared to $32.7 million for the fiscal year ended January 31, 2016. The decrease represents reductions in capital expenditures, and the disposal or write down of assets.  These decreases were partially offset by increased depreciation related to additional capital expenditures in Inliner to expand crews and manufacturing capabilities.

Equity in earnings (losses) of affiliates improved to earnings of $2.7 million for the fiscal year ended January 31, 2017, compared to a loss of $0.6 million for the fiscal year ended January 31, 2016, primarily due to increased margins from our affiliates in Chile.

Restructuring costs of $17.3 million were recorded for the fiscal year ended January 31, 2017, compared to $10.0 million for the fiscal year ended January 31, 2016. Restructuring costs for the fiscal year ended January 31, 2017 primarily related to the closure of our Australian and African entities resulting in the impairment of our assets held for sale. In calculating the impairment, the carrying amount of the assets included the cumulative currency translation adjustment related to our Australian and African entities. Also included are the restructuring costs associated with our Water Resources Business Performance Initiative, as discussed in Note 18 to the Consolidated Financial Statements.  For the fiscal year ended January 31, 2016, restructuring costs related to $3.9 million in asset write-downs, combined with $6.1 million of severance and other costs, as part of our exit from Africa and Australia.

Interest expense decreased $1.1 million, or 6.3%, to $16.9 million for the fiscal year ended January 31, 2017, compared to $18.0 million for the fiscal year ended January 31, 2016. The decrease in interest expense was mainly due to a $1.0 million write-off of unamortized deferred financing fees as a result of the reduction in the borrowing base available under the asset-based facility during the third quarter of the fiscal year ended January 31, 2016.

Income tax (expense) benefit from continuing operations of ($1.4) million was recorded for the fiscal year ended January 31, 2017, compared to $1.6 million for the fiscal year ended January 31, 2016. We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The effective tax rate for the fiscal year ended January 31, 2017 was 2.8%, compared to (3.0%) for the fiscal year ended January 31, 2016. The differences between the effective tax rates and the statutory tax rate resulted primarily from valuation allowances recorded during each period on current year losses.

The result of operations for the fiscal year ended January 31, 2016 included net income from discontinued operations of $8.1 million, primarily related to the gain on the sale of our Geoconstruction business.

Segment Operating Results

Water Resources

	Fiscal Years Ended January 31,
(in thousands)	2017	2016
Revenues	$204,577	$239,897

Adjusted EBITDA	(2,410)	23,870
Adjusted EBITDA as a percentage of revenues	(1.2%)	10.0%

Revenues for Water Resources decreased $35.3 million, or 14.7%, to $204.6 million, for the fiscal year ended January 31, 2017, compared to $239.9 million for the fiscal year ended January 31, 2016.  The decline in revenues was primarily due to reduced activity in agricultural drilling projects in the western U.S. stemming largely from increased precipitation over the course of the past year, and lower pump and well-related equipment sales.

Adjusted EBITDA decreased $26.3 million to ($2.4) million, for the fiscal year ended January 31, 2017, compared to $23.9 million for the fiscal year ended January 31, 2016.  The decrease in Adjusted EBITDA was primarily due to reduced drilling activity described above, higher maintenance costs on equipment and higher costs and margin degradation on several large water well and injection well drilling projects.

Inliner

	Fiscal Years Ended January 31,
(in thousands)	2017	2016
Revenues	$196,845	$193,704

Adjusted EBITDA	32,036	27,949
Adjusted EBITDA as a percentage of revenues	16.3%	14.4%

Revenues for Inliner increased $3.1 million, or 1.6%, to $196.8 million, for the fiscal year ended January 31, 2017, compared to $193.7 million for the fiscal year ended January 31, 2016. Revenues increased due in part to the increase in the number of crews, from

34 at the start of fiscal year ended January 31, 2016 to 38 crews at the end of fiscal year ended January 31, 2017. Increased activity and a favorable product mix of a higher volume of larger diameter pipe projects also contributed to the increase in revenues.

Adjusted EBITDA increased $4.1 million, or 14.6%, to $32.0 million, for the fiscal year ended January 31, 2017, compared to $27.9 million for the fiscal year ended January 31, 2016.  The increase in Adjusted EBITDA represents improved results across most operating regions as compared to the prior year.  The increase in Adjusted EBITDA as a percentage of revenues was attributable to a higher volume of large diameter pipe installations combined with increased crew efficiency.

Heavy Civil

	Fiscal Years Ended January 31,
(in thousands)	2017	2016
Revenues	$137,189	$164,905

Adjusted EBITDA	(3,226)	(4,031)
Adjusted EBITDA as a percentage of revenues	(2.4%)	(2.4%)

Revenues for Heavy Civil decreased $27.7 million, or 16.8%, to $137.2 million, for the fiscal year ended January 31, 2017, compared to $164.9 million for the fiscal year ended January 31, 2016. The decline in revenues for Heavy Civil is primarily a result of a reduced volume of contracts due to our continuing strategic shift towards more selective opportunities.

Adjusted EBITDA improved $0.8 million, or 20.0%, to ($3.2) million, for the fiscal year ended January 31, 2017, compared to ($4.0) million for the fiscal year ended January 31, 2016.  The increase in Adjusted EBITDA, despite a reduction in revenues, was primarily due to improved job margins.

Mineral Services

	Fiscal Years Ended January 31,
(in thousands)	2017	2016
Revenues	$63,777	$86,390

Adjusted EBITDA	8,635	1,878
Adjusted EBITDA as a percentage of revenues	13.5%	2.2%

Revenues for Mineral Services decreased $22.6 million, or 26.2%, to $63.8 million, for the fiscal year ended January 31, 2017, compared to $86.4 million for the fiscal year ended January 31, 2016.  Revenues declined primarily due to our exit from our operations in Africa and Australia during the fiscal year ended January 31, 2016, which contributed to approximately $12.4 million in revenue decline for the fiscal year ended January 31, 2017, compared to the prior year.  Lower activity levels in the United States and Mexico during the first half of the year, also contributed to the decline in revenues.

Adjusted EBITDA increased $6.7 million to $8.6 million for the fiscal year ended January 31, 2017, compared to $1.9 million for the fiscal year ended January 31, 2016.  The increase in Adjusted EBITDA was due to a $2.2 million value added tax recovery during the current year, $1.1 million increased dividends received from our Latin American affiliates, and increased margins in Brazil and Mexico.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA were $23.8 million for the fiscal year ended January 31, 2017, compared to $29.3 million for the fiscal year ended January 31, 2016. The improvement was primarily due to reductions in legal and professional fees, and compensation expenses related to reduced headcount.

Comparison of Fiscal Year 2016 to Fiscal Year 2015

Consolidated Results

Revenues decreased $37.6 million, or 5.2%, to $683.0 million, for the fiscal year ended January 31, 2016, compared to $720.6 million for the fiscal year ended January 31, 2015. The decrease in revenues was primarily due to lower revenues at Mineral Services and Heavy Civil, partially offset by increases in revenues at Water Resources and Inliner.

Cost of revenues (exclusive of depreciation, amortization and impairment charges) decreased $40.8 million, to $570.1 million (83.5% of revenues) for the fiscal year ended January 31, 2016, compared to $610.8 million (84.8% of revenues) for the fiscal year ended January 31, 2015.  Cost of revenues as a percentage of revenues for the fiscal year ended January 31, 2016 decreased from the prior year, primarily due to improved margins in Heavy Civil and Water Resources partially offset by a $7.9 million (1.2% of revenues) write-down of inventory as part of our restructuring activities in Africa and Australia.

Selling, general and administrative expenses decreased $8.9 million, or 7.6%, to $108.2 million for the fiscal year ended January 31, 2016, compared to $117.1 million for the fiscal year ended January 31, 2015. The decreases were primarily due to the overall effort to reduce overhead costs, including reductions in consulting expenses, compensation expenses and office rent due to the FY2015 Restructuring Plan, and relocation costs included in the fiscal year ended January 31, 2015 that were not repeated in the fiscal year ended January 31, 2016.

Depreciation and amortization decreased $9.3 million, or 22.1%, to $32.7 million, for the fiscal year ended January 31, 2016, compared to $42.0 million for the fiscal year ended January 31, 2015. The decrease was primarily due to reductions in capital expenditures over the past several years, disposal of underutilized assets and impairment of certain fixed assets during the fiscal year ended January 31, 2016.

An asset impairment charge of $4.6 million was recorded during the fiscal year ended January 31, 2016 for the Energy Services segment, which was previously reported as a separate segment prior to being combined with Water Resources beginning in the third quarter of the fiscal year ended January 31, 2016. The impairment charge was recorded to reflect reductions in the estimated fair value of certain long-lived assets.

Restructuring costs of $10.0 million were recorded for the fiscal year ended January 31, 2016, compared to $2.7 million for the fiscal year ended January 31, 2015.  For the fiscal year ended January 31, 2016, restructuring costs related to a $3.9 million asset write-down, combined with $6.1 million of severance and other costs, as part of the restructuring activities in Africa and Australia. Restructuring costs for the fiscal year ended January 31, 2015 primarily consisted of severance and other cost reduction efforts associated with the FY2015 Restructuring Plan.

A gain on extinguishment of debt of $4.2 million was recognized during the fiscal year ended January 31, 2016 in connection with the partial redemption of the 4.25% Convertible Notes in exchange for 8.0% Convertible Notes, as discussed in Note 8 to the Consolidated Financial Statements.

Interest expense increased $4.3 million, or 31.4%, to $18.0 million for the fiscal year ended January 31, 2016, compared to $13.7 million for the fiscal year ended January 31, 2015. The increase in interest expense was mainly due to a higher debt balance and higher average interest rate with the issuance of the 8.0% Convertible Notes during the first quarter of the fiscal year ended January 31, 2016.

An income tax benefit from continuing operations of $1.6 million was recorded for the fiscal year ended January 31, 2016, compared to $3.9 million for the fiscal year ended January 31, 2015.  The income tax benefit from continuing operations for the fiscal year ended January 31, 2016 included $3.6 million of benefit recorded as an offset to an equal amount of tax expense in discontinued operations less $2.0 million of tax expense relating to other items in continuing operations.   The income tax benefit from continuing operations for the fiscal year ended January 31, 2015 was primarily due to the carryback of prior year tax losses upon which no tax benefit had previously been recorded. A cash refund of $3.9 million was received during the first quarter of the fiscal year ended January 31, 2016.

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

Segment Operating Results

Water Resources

	Fiscal Years Ended January 31,
(in thousands)	2016	2015
Revenues	$239,897	$227,626

Adjusted EBITDA	23,870	22,740
Adjusted EBITDA as a percentage of revenues	10.0%	10.0%

Revenues for Water Resources increased $12.3 million, or 5.4%, to $239.9 million, for the fiscal year ended January 31, 2016, compared to $227.6 million for the fiscal year ended January 31, 2015.  The revenue growth in Water Resources was driven mainly by drilling projects in the western U.S. related to drought conditions. The revenue growth in the western region was partially offset by declines in water management services for the energy market as a result of the decline in oil and natural gas prices.

Adjusted EBITDA increased $1.1 million, or 5.0%, to $23.9 million, for the fiscal year ended January 31, 2016, compared to $22.7 million for the fiscal year ended January 31, 2015.  The increase in Adjusted EBITDA was primarily due to margin improvements from projects in the western region, partially offset by operating losses generated in our energy market.

Inliner

	Fiscal Years Ended January 31,
(in thousands)	2016	2015
Revenues	$193,704	$175,001

Adjusted EBITDA	27,949	27,881
Adjusted EBITDA as a percentage of revenues	14.4%	15.9%

Revenues for Inliner increased $18.7 million, or 10.7%, to $193.7 million, for the fiscal year ended January 31, 2016, compared to $175.0 million for the fiscal year ended January 31, 2015. Revenues increased primarily due to the increase in activity and work orders under our longer term multi-year contracts.

Adjusted EBITDA remained flat at $27.9 million for the fiscal year ended January 31, 2016, compared to fiscal year ended January 31, 2015, as the revenue increase was offset by margin decrease due to higher subcontractor work.

Heavy Civil

	Fiscal Years Ended January 31,
(in thousands)	2016	2015
Revenues	$164,905	$198,511

Adjusted EBITDA	(4,031)	(20,570)
Adjusted EBITDA as a percentage of revenues	(2.4%)	(10.4%)

Revenues for Heavy Civil decreased $33.6 million, or 16.9%, to $164.9 million, for the fiscal year ended January 31, 2016, compared to $198.5 million for the fiscal year ended January 31, 2015. The decline in revenues for Heavy Civil is due to the continuing strategic shift towards more selective opportunities including negotiated and alternative delivery contracts and less emphasis on traditional fixed-price contracts.  These negotiated and alternative delivery contracts are typically lower risk and contributed to improved margins. Furthermore, certain large projects closed or are neared completion and reduced revenues recognized during the current period.

Adjusted EBITDA increased $16.5 million, or 80.4%, to ($4.0) million, for the fiscal year ended January 31, 2016, compared to ($20.6) million for the fiscal year ended January 31, 2015. The improvement in Adjusted EBITDA is due to less cost degradation on fixed-price troubled contracts, improving performance on alternative delivery projects, and lower selling, general and administrative expenses as Heavy Civil focused on effectively managing its cost structure.

Mineral Services

	Fiscal Years Ended January 31,
(in thousands)	2016	2015
Revenues	$86,390	$121,247

Adjusted EBITDA	1,878	10,205
Adjusted EBITDA as a percentage of revenues	2.2%	8.4%

Revenues for Mineral Services decreased $34.9 million, or 28.7%, to $86.4 million, for the fiscal year ended January 31, 2016, compared to $121.2 million for the fiscal year ended January 31, 2015 primarily as a result of the continuation of declining global commodity prices and significant reductions in mining activities around the world.  Revenues outside the United States declined more dramatically as our foreign locations were more severely impacted by the drop in commodity prices due to the higher costs of production. Activity in the United States benefited from the growth of mine water management services.

Adjusted EBITDA decreased $8.3 million, to $1.9 million, for the fiscal year ended January 31, 2016, compared to $10.2 million for the fiscal year ended January 31, 2015. The decrease in Adjusted EBITDA was primarily due to lower activity levels as a result of the extended downturn in the minerals market, as well as our exit from operations in Africa and Australia.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA were $29.3 million for the fiscal year ended January 31, 2016, compared to $41.8 million for the fiscal year ended January 31, 2015. The decrease in corporate expenses was primarily due to decrease in compensation expenses from a workforce reduction as part of the FY2015 Restructuring Plan, as well as decreases in consulting fees, legal and professional fees, and relocation expenses.

Inflation

Management does not believe the operations for the periods discussed have been significantly adversely affected by inflation or changing prices from its suppliers.

Liquidity and Capital Resources

Our primary sources of liquidity have historically been cash from operations, supplemented by borrowings under our credit facilities, issuances of Convertible Notes, and sale of assets.

As of January 31, 2017, our total liquidity was $141.3 million, consisting of Excess Availability under our asset-based facility and total cash and cash equivalents. Our cash and cash equivalents as of January 31, 2017, were $69.0 million, compared to $65.6 million as of January 31, 2016. Cash and cash equivalents held by foreign subsidiaries as of January 31, 2017 were $8.2 million, compared to $10.8 million as of January 31, 2016. Of the amounts held by foreign subsidiaries at January 31, 2017, $0.1 million could be subject to repatriation restrictions if the amounts were needed for domestic operations. If the cash held at our foreign subsidiaries is repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. As a consequence of our exit from operations in Africa and Australia, we brought back residual cash to the U.S. through intercompany debt repayment. We believe the cash remitted from our subsidiaries in Africa and Australia would not result in a repatriation of earnings and therefore will not result in a U.S. tax liability. With respect to our remaining foreign subsidiaries in Mexico, Canada and South America, it is our intention to permanently reinvest their earnings except to the extent of $2.6 million which we expect to repatriate during the fiscal year ended January 31, 2018.  The expected withholding tax obligation on the repatriation has been accrued as of January 31, 2017.  We do not expect to incur U.S. income tax on the dividend due to our net operating loss carryforward.  Our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

As of January 31, 2017, our working capital was $105.5 million compared to $131.3 million as of January 31, 2016. Adjusted Working Capital (working capital excluding cash and cash equivalents of $69.0 million and $65.6 million at January 31, 2017 and 2016, respectively), decreased $29.2 million to $36.5 million as of January 31, 2017 from $65.7 million as of January 31, 2016, primarily due to improved cash flows from operations, and lower customer receivables and costs and estimated earnings in excess of billings on uncompleted contracts as a result of lower activity levels during the fiscal year ended January 31, 2017.

Cash Flows

Cash provided by (used in) operating activities was $13.0 million, ($0.3) million and ($23.1) million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. The improvement in cash flow was primarily due to better working capital management.

Cash (used in) provided by investing activities was ($8.4) million, $22.4 million and ($3.6) million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Cash used in investing activities for the fiscal years ended January 31, 2017 and 2015 consisted primarily of capital expenditures partially offset by the sales of assets. We are selectively investing capital expenditures in growth businesses, while continuing to dispose of underutilized assets. Cash provided by investing activities for the fiscal year ended January 31, 2016 primarily relates to proceeds from the sale of our Geoconstruction business segment in August 2015.

Cash flows (used in) provided by financing activities were ($0.1) million, $21.9 million, and $14.9 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.  Cash provided by financing activities for the fiscal year ended January 31, 2016 primarily relates to proceeds from the issuance of 8.0% Convertible Notes, partially offset by net payments on our asset-based credit facility. Cash provided by financing activities for the fiscal year ended January 31, 2015 primarily relates to net borrowings on our asset-based credit facility.

Financing Agreements

Below is a summary of certain provisions of our debt instruments and credit facility. For more information about our indebtedness, see Note 8 to the Consolidated Financial Statements in this Form 10-K.

4.25% Convertible Senior Notes due 2018. We have outstanding $69.5 million in aggregate principal amount of our 4.25% Convertible Notes as of January 31, 2017. The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year.  The 4.25% Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted.  The 4.25% Convertible Notes are contingently convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018.

The initial conversion rate is 43.6072 shares of our common stock per $1,000 principal amount of 4.25% Convertible Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of our common stock). The conversion rate is subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our call of the 4.25% Convertible Notes for redemption.

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

8.0% Senior Secured Second Lien Convertible Notes. We have outstanding $99.9 million in aggregate principal amount of our 8.0% Convertible Notes as of January 31, 2017. The 8.0% Convertible Notes, issued pursuant to the 8.0% Convertible Notes Indenture, bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased , otherwise retired, discharged in accordance with their terms or converted into our common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

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

The initial conversion rate is 85.4701 shares of our common stock per $1,000 principal amount of 8.0% Convertible Notes (equivalent to an initial conversion price of approximately $11.70 per share of our common stock). The conversion rate is subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with certain corporate events, including our call of the 8.0% Convertible Notes for redemption.

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

Asset-based revolving credit facility. As of January 31, 2017, availability under our asset-based facility was approximately $100.0 million, with outstanding letters of credit amounting to $27.7 million, leaving Excess Availability of $72.3 million.

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

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days.  We must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance Period as of the fiscal years ended  January 31, 2017 and 2016.

During the fiscal year ended January 31, 2016, we had two consecutive four-quarter periods with a fixed charge coverage ratio of not less than 1.0 to 1.0 and therefore, we are no longer required to maintain a cumulative minimum cash flow (as defined in the asset-based facility agreement) of not less than negative $45.0 million and a minimum cash flow of not less than negative $25.0 million during any twelve consecutive month period.

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

Management believes that our cash flows from operations, current reserves of cash and cash equivalents, availability under our asset-based facility, and other sources of liquidity and capital resources described above will be sufficient and adequate to meet our anticipated liquidity needs for the next twelve months.  Further, we are in compliance with our covenants related to all of our outstanding indebtedness as of January 31, 2017, and expect to remain in compliance with those covenants during the next twelve months.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments as of January 31, 2017, are summarized as follows:

	Payments/Expiration by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations and other commercial commitments:
4.25% Convertible Notes (including interest)	$75,408	$2,954	$72,454	$—	$—
8.0% Convertible Notes (including interest)	117,880	7,992	109,888	—	—
Operating leases	11,469	3,734	4,959	2,776	—
Capitalized leases (including interest)	17	9	8	—	—
Supplemental retirement benefits	5,391	339	678	677	3,697
Income tax uncertainties, current	5,923	5,923	—	—	—
Total contractual obligations	$216,088	$20,951	$187,987	$3,453	$3,697
Standby letters of credit	27,695	27,695	—	—	—
Total contractual obligations and commercial commitments	$243,783	$48,646	$187,987	$3,453	$3,697

We expect to meet our cash contractual obligations in the ordinary course of operations, and that the standby letters of credit will be renewed in connection with our annual insurance renewal process.

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

Capitalized leases are obligations for certain equipment, bearing interest at the rate of 6.2% annually.

We have income tax uncertainties in the amount of $13.1 million at January 31, 2017, that are classified as non-current on the balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolution of these items is uncertain, and accordingly the amounts have not been included in the table above.

We have surety bonds to secure performance of our projects, amounting to $223.8 million as of January 31, 2017.  The amount is not included in the table above as information on the timing of the resolution of the amounts is not available.

Additional obligations in the ordinary course of operations are also incurred. These obligations, including but not limited to income tax payments, are expected to be met in the normal course of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

There were no material change orders during the fiscal years ended January 31, 2017, 2016 and 2015. There were no material contract penalties, claims, settlements or changes in contract estimates during the fiscal years ended January 31, 2017, 2016 and 2015. No amounts were netted in revenue during the fiscal years ended January 31, 2017, 2016 and 2015.

We have provided for all estimated costs to complete on all of the ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variances from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when such losses become known. During the fiscal years ended January 31, 2017, 2016 and 2015, approximately $12.9 million, $22.2 million and $25.2 million in losses on open contracts were recorded, respectively.  The current provision for loss contracts was $2.2 million and $1.5 million as of January 31, 2017 and 2016, respectively. Further, as of January 31, 2017, there were no contracts, individually, that could be reasonably estimated to be in a material loss position in the future.

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

The percentage of our revenues recognized by percentage of completion, mineral drilling services and completed contract to total revenues for each of the fiscal years as presented in the Consolidated Statements of Operations are:

	January 31,	January 31,	January 31,
Approximate Percentage of Total Revenue	2017	2016	2015
Percentage of Completion	74%	78%	77%
Mineral Drilling Services	11	8	10
Completed Contract	15	14	13
Total Revenue	100%	100%	100%

Impairment of Other Long-lived Assets and Equity Method Investments – We review the carrying value of other long-lived assets and equity method investments whenever events or changes in circumstances indicate that such carrying values may not be recoverable.

Other Long-Lived Assets

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

During the fiscal year ended January 31, 2016, as a result of our decision to exit our operations in Africa and Australia, we performed an assessment of property and equipment located in these locations. Based on our assessment, property and equipment in Africa and Australia with carrying value of $10.4 million was adjusted to reflect its estimated fair value of $6.5 million, resulting in a charge of approximately $3.9 million recorded as part of restructuring costs in the Consolidated Statement of Operations during the fiscal year ended January 31, 2016. Additionally, during the fiscal year ended January 31, 2017, we reviewed the recoverability of our assets still held for sale in Australia, and recorded an additional charge of $12.9 million as part of restructuring costs in the Consolidated Statement of Operations to adjust the carrying values of the assets held for sale to estimated fair values less costs to sell. In calculating the impairment, the carrying amount of the assets included the cumulative currency translation adjustment related to our Australian and African entities. The fair value of the assets was determined based on available third-party quoted prices and appraisals of assets.

During the fiscal year ended January 31, 2017, we performed the following long-lived assets reviews -

•	Due to the significant negative operating results, we reviewed the recoverability of the asset values of our long-lived assets in our Water Resources segment.
•

We reviewed the recoverability of the asset values of our long-lived assets in our Heavy Civil segment, due to the expected loss on the subsequent sale of our Heavy Civil business in the first quarter of fiscal year 2018.

•	Due to the ongoing softness in commodity prices, we reviewed the recoverability of the asset values of our long-lived assets in our Mineral Services segment.

Based on our analysis, the sum of the undiscounted cash flows expected from the use and eventual disposal of the assets at the end of their useful life exceeded the carrying value of the assets in the respective segments, and no indication of impairment was identified.

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

Equity Method Investments

A loss in value of an equity method investment is recognized when the decline is deemed to be other than temporary. Unforeseen events and changes in market conditions could have a material effect on the value of equity method investments due to changes in estimated sales growth rates and estimates of expected changes in operating margins, and could result in an impairment charge. During the fiscal year ended January 31, 2017, with the extended downturn in the minerals market due to lower commodity prices for the past few years, we reviewed our equity method investments for impairment. Based on weighted approach of the discounted cash flow method and market approach, we concluded that the fair value exceeds the carrying amount of our equity investments. Accordingly, no impairment charge was recorded during the fiscal year ended January 31, 2017. Additionally, we considered the sensitivity of our fair value estimates to changes in certain valuation assumptions. Key assumptions used in our valuation include the discount rate and revenue growth rate, including the estimated timing of the minerals market recovery. The effect of a variation in a particular assumption on the fair value of our equity investments is calculated without changing any other assumption; in reality, changes in one factor may be associated with changes in another, which may magnify or counteract the sensitivities. The investment in affiliates balance as of January 31, 2017 was $55.3 million.

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

For the fiscal years ended January 31, 2017 and 2016, we had a cumulative three year loss in the U.S. and certain foreign jurisdictions, and therefore gave little consideration to forecasted book income in future years as a source of positive evidence. We considered the periods in which future reversals of existing taxable and deductible temporary differences are likely to occur, taxable income available in prior carryback years, and the availability of tax-planning strategies when determining realization of recorded deferred tax assets.   No tax benefit was recorded on U. S. tax losses and certain foreign tax losses generated during the year because valuation allowances were provided on current year losses.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which Layne is exposed are interest rate risk on variable rate debt and foreign exchange rate risk that could give rise to translation and transaction gains and losses.

Interest Rate Risk

We centrally manage our debt portfolio considering overall financing strategies and tax consequences. A description of the debt is included in Note 8 to the Consolidated Financial Statements in this Form 10-K. As of January 31, 2017 an instantaneous change in interest rates of one percentage point would impact the annual interest expense by approximately $1.6 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Our primary international operations are in Mexico, Canada and South America. The operations are described in Notes 1 and 5 to the Consolidated Financial Statements. Our affiliates also operate in Latin America (see Note 5 to the Consolidated Financial Statements). The majority of the contracts in Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations.

As currency exchange rates change, translation of the income statements of the international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a 10% change in foreign exchange rates would impact income (loss) before income taxes by approximately $0.3 million, $0.9 million and $0.7 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. This represents approximately 10% of the income before income taxes of international businesses after adjusting for primarily U.S. dollar-based operations. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in our financing and operating strategies.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Layne Christensen Company

The Woodlands, Texas

We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended January 31, 2017. Our audits also included the financial statement schedule listed in the Index at Item 8. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2017 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

April 10, 2017

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
(in thousands)	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$69,000	$65,569
Customer receivables, less allowance of $3,502 and $3,494, respectively	70,983	91,810
Costs and estimated earnings in excess of billings on uncompleted contracts	71,593	88,989
Inventories	21,123	19,540
Other	17,784	20,386
Total current assets	250,483	286,294
Property and equipment, net	102,220	113,497
Other assets:
Investment in affiliates	55,290	57,364
Goodwill	8,915	8,915
Other intangible assets, net	1,779	2,219
Other	17,464	20,368
Total other assets	83,448	88,866
Total assets	$436,151	$488,657

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$58,109	$68,548
Billings in excess of costs and estimated earnings on uncompleted contracts	22,690	24,158
Other current liabilities	64,139	62,308
Total current liabilities	144,938	155,014
Noncurrent liabilities:
Long-term debt	162,346	158,986
Accrued insurance	15,647	15,431
Deferred income taxes	4,199	5,483
Other	26,753	25,037
Total noncurrent liabilities	208,945	204,937
Commitments and contingencies
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 19,805 and 19,789 shares issued and outstanding, respectively	198	198
Capital in excess of par value	369,160	365,619
Accumulated deficit	(268,820)	(216,584)
Accumulated other comprehensive loss	(18,318)	(20,575)
Total Layne Christensen equity	82,220	128,658
Noncontrolling interests	48	48
Total equity	82,268	128,706
Total liabilities and equity	$436,151	$488,657

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
(in thousands, except per share data)	2017	2016	2015
Revenues	$601,972	$683,010	$720,568
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(502,050)	(570,078)	(610,844)
Selling, general and administrative expenses (exclusive of depreciation, amortization and impairment charges shown below)	(97,202)	(108,159)	(117,085)
Depreciation and amortization	(26,911)	(32,685)	(41,978)
Impairment charges	—	(4,598)	—
Equity in earnings (losses) of affiliates	2,655	(612)	(2,002)
Restructuring costs	(17,348)	(9,954)	(2,698)
Gain on extinguishment of debt	—	4,236	—
Interest expense	(16,883)	(18,011)	(13,707)
Other income, net	4,951	2,354	1,352
Loss from continuing operations before income taxes	(50,816)	(54,497)	(66,394)
Income tax (expense) benefit	(1,420)	1,635	3,945
Net loss from continuing operations	(52,236)	(52,862)	(62,449)
Net income (loss) from discontinued operations	—	8,057	(46,878)
Net loss	(52,236)	(44,805)	(109,327)
Net loss (income) attributable to noncontrolling interests	—	28	(824)
Net loss attributable to Layne Christensen Company	$(52,236)	$(44,777)	$(110,151)

(Loss) income per share information attributable to
Layne Christensen Company shareholders:
Loss per share from continuing operations - basic and diluted	$(2.64)	$(2.68)	$(3.22)
Income (loss) per share from discontinued operations - basic and diluted	—	0.41	(2.39)
Loss per share - basic and diluted	$(2.64)	$(2.27)	$(5.61)

Weighted average shares outstanding - basic and dilutive	19,786	19,730	19,630

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended January 31,
(in thousands)	2017	2016	2015
Net loss	$(52,236)	$(44,805)	$(109,327)
Other comprehensive income (loss):
Change in cumulative foreign currency translation adjustment (net of taxes of $0 for all years presented)	2,257	(3,348)	(687)
Other comprehensive income (loss):	2,257	(3,348)	(687)
Comprehensive loss	(49,979)	(48,153)	(110,014)
Comprehensive loss (income) attributable to noncontrolling interests (all attributable to net income)	—	28	(824)
Comprehensive loss attributable to Layne Christensen Company	$(49,979)	$(48,125)	$(110,838)

See Notes to Consolidated Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Accumulated
			Capital In	Earnings	Other	Total Layne
	Common Stock		Excess of	(Accumulated	Comprehensive	Stockholders'	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Deficit)	Income (Loss)	Equity	Interests	Total
Balance February 1, 2014	19,821,158	$198	$367,462	$(61,656)	$(16,540)	$289,464	$1,239	$290,703
Net (loss) income	—	—	—	(110,151)	—	(110,151)	824	(109,327)
Other comprehensive loss	—	—	—	—	(687)	(687)	—	(687)
Issuance of common stock for vested restricted stock units	783	—	—	—	—	—	—	—
Forfeiture of nonvested restricted shares	(186,361)	(2)	2	—	—	—	—	—
Shares purchased and subsequently cancelled	(2,265)	—	(28)	—	—	(28)	—	(28)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,619)	(1,619)
Share-based compensation expense	—	—	2,617	—	—	2,617	—	2,617
Balance, January 31, 2015	19,633,315	196	370,053	(171,807)	(17,227)	181,215	444	181,659

Net loss	—	—	—	(44,777)	—	(44,777)	(28)	(44,805)
Other comprehensive loss	—	—	—	—	(3,348)	(3,348)	—	(3,348)
Issuance of nonvested restricted shares	24,085	1	(1)	—	—	—	—	—
Issuance of common stock for vested restricted stock units	182,563	2	(2)	—	—	—	—	—
Shares purchased and subsequently cancelled	(50,862)	(1)	(344)	—	—	(345)	—	(345)
Extinguishment of convertible notes	—	—	(8,006)	—	—	(8,006)	—	(8,006)
Sale of noncontrolling interest	—	—	—	—	—	—	(368)	(368)
Share-based compensation expense	—	—	3,919	—	—	3,919	—	3,919
Balance January 31, 2016	19,789,101	198	365,619	(216,584)	(20,575)	128,658	48	128,706

Net loss	—	—	—	(52,236)	—	(52,236)	—	(52,236)
Other comprehensive income	—	—	—	—	2,257	2,257	—	2,257
Issuance of nonvested restricted shares	13,495	—	—	—	—	—	—	—
Issuance of common stock for vested restricted stock units	2,264	—	—	—	—	—	—	—
Shares purchased and subsequently cancelled	(334)	—	(3)	—	—	(3)	—	(3)
Share-based compensation expense	—	—	3,544	—	—	3,544	—	3,544
Balance January 31, 2017	19,804,526	$198	$369,160	$(268,820)	$(18,318)	$82,220	$48	$82,268

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net loss	$(52,236)	$(44,805)	$(109,327)
Adjustments to reconcile net loss to cash flows from operations:
Depreciation and amortization	26,911	35,925	51,841
Impairment charges	—	4,598	—
Bad debt expense	1,900	5,090	2,539
Write-off of note receivable relating to discontinued operations	—	3,180	—
(Gain) loss on disposal of discontinued operations	—	(7,803)	39,131
Deferred income taxes	(646)	(7,237)	(1,018)
Share-based compensation expense	3,544	3,919	2,617
Amortization of discount and deferred financing fees	4,217	5,143	5,767
Gain on extinguishment of debt	—	(4,236)	—
Equity in earnings of affiliates	(2,655)	(492)	(1,388)
Dividends received from affiliates	4,941	4,568	5,005
Restructuring activities	12,878	5,115	987
Write-down of inventory	—	7,905	—
Gain from disposal of property and equipment	(4,151)	(996)	(1,689)
Changes in current assets and liabilities:
Customer receivables	19,113	2,071	(25,530)
Costs and estimated earnings in excess
of billings on uncompleted contracts	17,382	(1,348)	(4,902)
Inventories	1,306	382	1,513
Other current assets	(1,585)	8,879	5,271
Accounts payable and accrued expenses	(16,507)	(10,305)	7,947
Billings in excess of costs and
estimated earnings on uncompleted contracts	(1,468)	(9,952)	2,852
Other, net	28	92	(4,718)
Cash provided by (used in) operating activities	12,972	(307)	(23,102)
Cash flows from investing activities:
Additions to property and equipment	(21,818)	(25,668)	(16,211)
Proceeds from disposal of property and equipment	9,962	6,505	5,897
Proceeds from sale of business, net of cash divested	—	42,348	(3,367)
Deposit of cash into restricted accounts	—	(2,678)	(32,842)
Release of cash from restricted accounts	3,466	1,857	31,344
Proceeds from redemption of preferred units	—	—	500
Proceeds from redemption of insurance contracts	—	—	11,094
Cash (used in) provided by investing activities	(8,390)	22,364	(3,585)
Cash flows from financing activities:
Borrowing under revolving facilities	—	—	46,444
Repayments under revolving loan facilities	—	(22,039)	(27,312)
Net increase in notes payable	—	—	2,454
Proceeds from issuance of long term convertible notes	—	49,950	—
Payment of debt issuance costs	(9)	(5,486)	(4,332)
Principal payments under capital lease obligation	(65)	(154)	(661)
Purchases and retirement of Company shares	(3)	(345)	(28)
Distribution to noncontrolling interest	—	—	(1,619)
Cash (used in) provided by financing activities	(77)	21,926	14,946
Effects of exchange rate changes on cash	(1,074)	(75)	(1,611)
Net increase (decrease) in cash and cash equivalents	3,431	43,908	(13,352)
Cash and cash equivalents at beginning of year	65,569	21,661	35,013
Cash and cash equivalents at end of year	$69,000	$65,569	$21,661

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of Business – Layne Christensen Company and subsidiaries (together, “Layne,” the “Company,” “we,” “our,” or “us”) is a global water management, construction and drilling company. We primarily operate in North America and South America. Our customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, heavy civil construction contractors, oil and gas companies, power companies and agribusinesses. We have ownership interests in certain foreign affiliates operating in Latin America (see Note 5 to the Consolidated Financial Statements).

Fiscal Year – Layne’s fiscal year end is January 31. References to fiscal years, or “FY,” are to the twelve months then ended.

Investment in Affiliated Companies – Investments in affiliates (20% to 50% owned) in which we have the ability to exercise significant influence, but do not hold a controlling interest over operating and financial policies, are accounted for by the equity method. We evaluate our equity method investments for impairment at least annually or when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.  During the fiscal year ended January 31, 2017, due to the extended downturn in the minerals market due to lower commodity prices for the past few years, we reviewed our equity method investments for impairment. Based on weighted approach of the discounted cash flow method and market approach, we concluded that the fair value exceeds the carrying amount of our equity investments. Accordingly, no impairment charge was recorded during the fiscal year ended January 31, 2017.

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

Presentation – Beginning with the first quarter of fiscal year ended January 31, 2017, we are excluding nonvested restricted stock units (“RSU”) from the total shares issued and outstanding in our Consolidated Balance Sheets, since no shares are actually issued until the shares have vested and are no longer restricted. Once the restriction lapses on RSUs, the units are converted to unrestricted shares of our common stock and the par value of the stock is reclassified from additional paid-in-capital to common stock. RSU shares in prior periods have been reclassified to conform to this presentation.

As discussed further in Note 16 to the Consolidated Financial Statements, during the third quarter of fiscal year ended January 31, 2016, we completed the sale of our Geoconstruction business segment. During the fiscal year ended January 31, 2015, we sold Costa Fortuna and Tecniwell, both previously reported in the Geoconstruction operating segment.  The results of operations related to the Geoconstruction business segment have been classified as discontinued operations for all periods presented through the date of sale.  Unless noted otherwise, discussion in these Notes to Consolidated Financial Statements pertains to continuing operations. Amounts presented on the Consolidated Balance Sheets have also been reclassified.

Business Segments – We report our financial results under four reporting segments consisting of Water Resources, Inliner, Heavy Civil and Mineral Services. During the first quarter of fiscal year ended January 31, 2017, changes were made to simplify our business and streamline our operating and reporting structure. Our Collector Wells group was shifted from Heavy Civil to Water Resources to better align their operational expertise. We also shifted certain other smaller operations out of our “Other” segment and into our four reporting segments, and no longer report an “Other” segment. Information for prior periods has been recast to conform to our new presentation.

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

The cash flows and financing activities of our operations in Mexico are primarily denominated in U.S. dollars. Accordingly, these operations use the U.S. dollar as their functional currency.  Monetary assets and liabilities are remeasured at period end foreign currency exchange rates and nonmonetary items are measured at historical foreign currency exchange rates with exchange rate differences reported in the Consolidated Statement of Operations.

Net foreign currency transaction losses were $0.2 million, $0.1 million, and $0.2 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively, and are recorded in other income, net in the accompanying Consolidated Statements of Operations.

Revenue Recognition – Revenues are recognized on large, long-term construction contracts meeting the criteria of ASC Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for contracts is such that refinements of the estimating process for changing conditions and new developments are continuous and characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revision to costs and income and are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted construction contracts are made in the period in which such losses become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which the facts that caused the revision become known. Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, we prepare updated estimates of cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Large changes in cost estimates on larger, more complex construction projects can have a material impact on our financial statements and are reflected in results of operations when they become known.  During the fiscal years ended January 31, 2017, 2016 and 2015, approximately $12.9 million, $22.2 million and $25.2 million in losses on open contracts were recorded, respectively.

We record revenue on contracts relating to unapproved change orders and claims by including in revenue an amount less than or equal to the amount of the costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable. The amount of unapproved change orders and claims revenues are included in our Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings on uncompleted contracts. See Note 2 to the Consolidated Financial Statements.  When determining the likelihood of eventual recovery, we consider such factors as our experience on similar projects and our experience with the customer. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

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

Inventories – We value inventories at the lower of cost or market. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of supplies and raw materials. Supplies of $18.8 million and $16.8 million and raw materials of $2.3 million and $2.7 million were included in inventories, net of reserves of $0.9 million and $1.2 million, in the Consolidated Balance Sheets as of January 31, 2017 and 2016, respectively.

         As discussed in Note 18 to the Consolidated Financial Statements, as part of our restructuring activities in Africa and Australia, we recorded a write-down of inventory during fiscal year ended January 31, 2016 amounting to $7.9 million, which is included as part of cost of revenues in the Consolidated Statement of Operations.

Property and Equipment – Property and equipment (including major renewals and improvements) are recorded at cost less accumulated depreciation. Depreciation is provided using the straight-line method. The useful lives used for the items within each property classification are as follows:

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

See Note 4 to the Consolidated Financial Statements for a discussion of fixed asset impairments recognized during the fiscal year ended January 31, 2016.

As discussed in Note 18 to the Consolidated Financial Statements, during the fiscal year ended January 31, 2016, we implemented a plan to exit our operations in Africa and Australia. As a result of the decision, we determined that it was more likely than not that certain fixed assets will be sold or otherwise disposed of before the end of their estimated useful lives. We recorded charges of approximately $12.9 million and $3.9 million during the fiscal years ended January 31, 2017 and 2016, respectively, to adjust the carrying values of property and equipment in Africa and Australia to estimated fair values, based upon valuation information that includes available third-party quoted prices and appraisals of assets.  In calculating the impairment for fiscal year ended January 31, 2017, the carrying amount of the assets included the cumulative currency translation adjustment related to our African and Australian entities. The charges are shown as part of restructuring costs in the Consolidated Statement of Operations.

We reflect property as assets held for sale when management, having the authority to approve the action, commits to a plan to sell the asset, the sale is probable within one year, and the asset is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the asset is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Upon designation as asset held for sale, we record the carrying value of each asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell, and cease recording depreciation.

During the fourth quarter of the fiscal year ended January 31, 2017, we determined that our assets in Australia amounting to $2.5 million, which is part of Mineral Services segment, met all of the held for sale criteria, and as such were classified as held for sale in the Consolidated Balance Sheet as of January 31, 2017.  We recorded a reserve for assets held for sale related to Australia of $12.4 million as of January 31, 2017, and the reserve is included as part of Other Current Liabilities in the Consolidated Balance Sheet.

During the fourth quarter of the fiscal year ended January 31, 2016, we determined that assets in our Ethiopian location amounting to $0.8 million, which is part of Mineral Services segment, met all of the held for sale criteria, and as such were classified as held for sale in the Consolidated Balance Sheet as of January 31, 2017 and 2016.

During the fourth quarter of the fiscal year ended January 31, 2015, assets in our Redlands, California location amounting to $1.4 million, which is part of the Water Resources segment, were classified as held for sale. Due to unforeseen circumstances, the foregoing sale was not completed during the past two fiscal years; however, the assets continue to meet the held for sale criteria as of January 31, 2017, and disposition is expected to be completed within the next twelve months.

Discontinued Operations –We adopted Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," on February 1, 2015. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. See Note 16 to the Consolidated Financial Statements for a discussion of our discontinued operations.

Goodwill –In accordance with ASC Topic 350-20, “Intangibles-Goodwill and Other”, we are required to test for the impairment of goodwill on at least an annual basis. We conduct this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired.  Our reporting units are based on our organizational and reporting structure and are the same as our four reportable segments. Corporate and other assets and liabilities are allocated to the reporting units to the extent that they relate to the operations of those reporting units in determining their carrying amount. We have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, then we would be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, no further assessments are required. As of December 31, 2016 and 2015, we performed a qualitative assessment for our annual goodwill impairment test, and determined that it was more likely than not that the fair value of Inliner, the only reporting unit with goodwill, would exceed its carrying value.

As of January 31, 2017 and 2016, we had $8.9 million of goodwill on the Consolidated Balance Sheets. The goodwill is all attributable to the Inliner reporting segment. Goodwill expected to be tax deductible was $0.9 million as of January 31, 2017 and 2016.

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

Restricted Deposits – Restricted deposits consist of escrow funds related to a certain disposition, and judicial deposits associated with tax related legal proceedings in Brazil. Restricted deposits – current of $3.5 million as of January 31, 2016, are included in Other Current Assets in the Consolidated Balance Sheet. Restricted deposits – non-current of $5.0 million and $4.3 million as of January 31, 2017 and 2016, respectively, are included in Other Assets in the Consolidated Balance Sheets.

Allowance for Uncollectible Accounts Receivable – We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations, and also consider a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection. Bad debt expense, which is recorded as part of Selling, General and Administrative Expenses in the Consolidated Statement of Operations, amounted to $1.9 million, ($0.6) million, and $0.8 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

We do not establish an allowance for credit losses on long-term contract unbilled receivables. Adjustments to unbilled receivables related to credit quality, if they occur, are accounted for as a reduction of revenue.

Concentration of Credit Risk – We grant credit to our customers, which may include concentrations in state and local governments. Although this concentration could affect our overall exposure to credit risk, we believe that our portfolio of accounts receivable is sufficiently diversified, thus spreading the credit risk. To manage this risk, we perform periodic credit evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness. We do not generally require collateral in support of our trade receivables, but may require payment in advance or security in the form of a letter of credit or bank guarantee. During the fiscal years ended January 31, 2017, 2016 and 2015, no individual customer accounted for more than 10% of our consolidated revenues.

Accrued Insurance – We maintain insurance programs where we are responsible for the amount of each claim up to a self-insured limit. Estimates are recorded for health and welfare, workers’ compensation, property and casualty insurance costs that are associated with these programs. These costs are estimated based in part on actuarially determined projections of future payments under these programs and include amounts incurred but not reported. Should a greater amount of claims occur compared to what was estimated or costs of the medical profession increase beyond what was anticipated, accruals recorded may not be sufficient and additional costs to the consolidated financial statements could be required.

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

Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximated fair value at January 31, 2017 and 2016, because of the relatively short maturity of those instruments. See Note 14 to the Consolidated Financial Statements for fair value disclosures.

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

Supplemental Cash Flow Information –The amounts paid or refunded for income taxes, interest and non-cash investing and financing activities were as follows:

	Years Ended January 31,
(in thousands)	2017	2016	2015
Income taxes paid	$1,555	$1,947	$3,882
Income tax refunds	(596)	(4,251)	(394)
Interest paid	12,331	11,065	6,737
Noncash investing and financing activities:
Exchange of 4.25% Convertible Notes for 8.0% Convertible Notes	—	55,500	—
Contingent consideration on sale of discontinued operations	—	4,244	—
Receivable on sale of discontinued operations	—	—	2,638
Accrued capital additions	1,427	1,186	774

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

Income (Loss) Per Share – Income (loss) per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which we recognize net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (as defined in Note 8 to the Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method. Options to purchase 750,044, 839,715 and 1,015,514 shares have been excluded from weighted average shares for the fiscal years ended January 31, 2017, 2016 and 2015, respectively, as their effect was antidilutive. A total of 1,871,640, 1,407,170 and 487,292 non-vested shares have been excluded from weighted average shares for the fiscal years ended January 31, 2017, 2016 and 2015, respectively, as their effect was antidilutive.

Share-Based Compensation – We recognize the cost of all share-based instruments in the financial statements based on the calculated fair value of the award. The fair value of share-based compensation granted in the form of stock options is determined using a lattice valuation model. In addition, we granted certain market-based awards during the years ended January 31, 2017, 2016 and 2015, which were valued using the Monte Carlo simulation model.  See Note 13 to the Consolidated Financial Statements.

Unearned compensation expense associated with the issuance of awards is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

Research and Development Costs – Research and development costs charged to expense during the fiscal years ended January 31, 2017, 2016 and 2015 were $0.1 million in each of the three fiscal years and are recorded in selling, general and administrative expenses.

(2) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:

	As of January 31,
(in thousands)	2017	2016
Cost incurred on uncompleted contracts	$965,373	$1,073,275
Estimated earnings	230,452	277,190
	1,195,825	1,350,465
Less: Billing to date	1,146,162	1,284,155
Total	$49,663	$66,310
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billing on uncompleted contracts	$71,593	$88,989
Long-term retainage	760	1,479
Billings in excess of costs and estimated earnings on uncompleted contracts	(22,690)	(24,158)
Total	$49,663	$66,310

We bill our customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2017 and 2016, our costs and estimated earnings in excess of billings on uncompleted contracts included unbilled contract retainage amounts of $33.1 million and $38.4 million, respectively.

(3) Property and Equipment

Property and equipment consisted of the following:

	January 31,	January 31,
(in thousands)	2017	2016
Land	$10,922	$13,474
Buildings	32,763	36,175
Machinery and equipment	355,955	375,698
Property and equipment, at cost	399,640	425,347
Less - Accumulated depreciation	(297,420)	(311,850)
Property and equipment, net	$102,220	$113,497

Depreciation expense was $26.5 million, $32.2 million and $41.4 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

(4) Impairment Charges

Prior to the segment realignment in the third quarter of the fiscal year ended January 31, 2016, we reviewed the recoverability of the asset values of our long-lived assets in the Energy Services segment during the second quarter of the fiscal year ended January 31, 2016. Using the undiscounted cash flow model, we concluded that the carrying value of the assets in Energy Services was not fully recoverable as of July 31, 2015. We performed an assessment of the fair value of the assets of Energy Services based on orderly liquidation value of the property and equipment, which was considered as Level 2 fair value measurement. This assessment resulted in the recording of an impairment charge of approximately $4.6 million during the second quarter of the fiscal year ended January 31, 2016, which is shown as impairment charges in the Consolidated Statements of Operations.

(5) Investments in Affiliates

We have investments in affiliates that are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies.  Investment in affiliates may include other construction joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries if applicable, and the percentages directly or indirectly owned by Layne are as follows as of January 31, 2017:

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

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on our investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	As of and Years Ended January 31,
(in thousands)	2017	2016	2015
Balance sheet data:
Current assets	$87,116	$89,943	$97,655
Noncurrent assets	77,624	83,132	67,166
Current liabilities	27,270	27,538	22,114
Noncurrent liabilities	11,288	13,393	17,438
Income statement data:
Revenues	123,846	135,602	146,934
Gross profit	21,259	17,944	17,677
Operating income (loss)	6,621	3,424	(1,669)
Net income (loss)	5,697	(989)	(4,647)

We had no significant transactions or balances with our affiliates as of January 31, 2017, 2016 and 2015, and for the fiscal years then ended.

Our equity in undistributed earnings of the affiliates totaled $50.7 million, $52.8 million and $57.2 million as of January 31, 2017, 2016 and 2015, respectively, and an additional $4.6 million of investment in affiliates was recorded as equity method goodwill for certain of the investments at the time of acquisition.

(6) Other Intangible Assets

Other intangible assets consisted of the following as of January 31:

	2017			2016
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$5,120	$(3,869)	15	$5,120	$(3,527)	15
Patents	905	(635)	12	905	(592)	12
Other	500	(242)	10	966	(653)	22
Total intangible assets	$6,525	$(4,746)		$6,991	$(4,772)

Total amortization expense for other intangible assets was $0.4 million, $0.5 million and $0.6 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Amortization expense for the subsequent five fiscal years is estimated as follows:

Estimated amortization for the next 5 years
(in thousands)	Amount
Fiscal Year 2018	$435
Fiscal Year 2019	435
Fiscal Year 2020	435
Fiscal Year 2021	322
Fiscal Year 2022	94
Thereafter	58
Total	$1,779

(7) Other Balance Sheet Information

The table below presents comparative detailed information about other current assets at January 31, 2017 and 2016:

	January 31,	January 31,
(in thousands)	2017	2016
Other current assets:
Income taxes receivable	$5,524	$6,411
Assets held for sale	4,735	2,135
Prepaid insurance	1,801	1,600
Restricted deposits	—	3,466
Other	5,724	6,774
Total	$17,784	$20,386

The table below presents comparative detailed information about other non-current assets at January 31, 2017 and 2016:

	January 31,	January 31,
(in thousands)	2017	2016
Other non-current assets:
Restricted deposits	$5,055	$4,252
Contingent consideration receivable	4,244	4,244
Deferred income taxes	242	880
Deferred financing fees, net	1,833	2,675
Long-term retainage	760	1,479
Other	5,330	6,838
Total	$17,464	$20,368

The table below presents comparative detailed information about other current liabilities at January 31, 2017 and 2016:

	January 31,	January 31,
(in thousands)	2017	2016
Other current liabilities:
Current maturities of long-term debt	$9	$88
Reserve for assets held for sale(1)	12,431	—
Accrued compensation	13,442	15,066
Accrued insurance	12,206	12,093
Income taxes payable	9,088	8,584
Other accrued expenses	16,963	26,477
Total	$64,139	$62,308

(1)

Reserve for assets held for sale represents the impairment of assets held for sale in Australia and Africa. In calculating the impairment, the carrying amount of the assets included the cumulative currency translation adjustment related to our Australian and African entities.

(8) Indebtedness

Debt outstanding as of January 31, 2017 and 2016 was as follows:

	January 31,	January 31,
(in thousands)	2017	2016
4.25% Convertible Notes	$64,387	$61,766
8.0% Convertible Notes	97,952	97,205
Asset-based facility	—	—
Capitalized lease obligations	17	106
Less amounts representing interest	(1)	(3)
Total debt	162,355	159,074
Less current maturities of long-term debt	(9)	(88)
Total long-term debt	$162,346	$158,986

As of January 31, 2017, debt outstanding will mature as follows:

(in thousands)	4.25% Convertible Notes	8.0% Convertible Notes	Asset-based facility	Capitalized lease obligations	Total
Fiscal Year 2018	$—	$—	$—	$9	$9
Fiscal Year 2019	64,387	—	—	7	64,394
Fiscal Year 2020	—	97,952	—	—	97,952
Total	$64,387	$97,952	$—	$16	$162,355

Asset-based Revolving Credit Facility

We have a $100.0 million senior secured asset-based facility, that expires on April 14, 2019, of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings.

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

Availability under the asset-based facility as of January 31, 2017, was approximately $100.0 million, as the borrowing base exceeded total commitments. Approximately $27.7 million of letters of credit were issued under the asset-based facility as of January 31, 2017, resulting in Excess Availability (described below) of $72.3 million.

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

In compliance with the terms of our asset-based facility, we obtained an asset sale consent from our lenders on January 25, 2017 in connection with the sale of our Heavy Civil business segment.

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days.  We must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period.  We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance Period as of the fiscal years ended January 31, 2017 and 2016.

During the fiscal year ended January 31, 2016, we had two consecutive four-quarter periods with a fixed charge coverage ratio of not less than 1.0 to 1.0 and therefore, we are no longer required to maintain a cumulative minimum cash flow (as defined in the asset-based facility agreement) of not less than negative $45.0 million and a minimum cash flow of not less than negative $25.0 million during any twelve consecutive month period.

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

On March 2, 2015, we exchanged approximately $55.5 million aggregate principal amount of our 4.25% Convertible Notes for approximately $49.9 million aggregate principal amount of our 8.0% Convertible Notes (described further below). In accordance with the derecognition guidance for convertible instruments in an exchange transaction under ASC Topic 470-20, the fair value of the 8.0% Convertible Notes (“the exchange consideration”) and the transaction costs incurred were allocated between the liability and equity components of the 4.25% Convertible Notes. Of the $49.9 million exchange consideration, $42.1 million, which represents the fair value of the 4.25% Convertible Notes immediately prior to its derecognition, was allocated to the extinguishment of the liability component. Transaction costs of $0.9 million were also allocated to the liability component. As a result, we recognized a gain on extinguishment of debt of $4.2 million during the first quarter of the fiscal year ended January 31, 2016. The remaining $7.8 million of the exchange consideration and $0.2 million of transaction costs were allocated to the reacquisition of the equity component and recognized as a reduction of stockholders’ equity.

The following table presents the carrying value of the 4.25% Convertible Notes:

	January 31,	January 31,
(in thousands)	2017	2016
Carrying amount of the equity conversion component	$3,106	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500	$69,500
Unamortized deferred financing fees	(1,033)	(1,523)
Unamortized debt discount (1)	(4,080)	(6,211)
Net carrying amount	$64,387	$61,766

(1)	As of January 31, 2017, the remaining period over which the unamortized debt discount will be amortized is 21 months using an effective interest rate of 9%.

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

The following table presents the carrying value of the 8.0% Convertible Notes:

	January 31,	January 31,
(in thousands)	2017	2016
Principal amount of the 8.0% Convertible Notes	$99,898	$99,898
Unamortized deferred financing fees	(1,946)	(2,693)
Net carrying amount	$97,952	$97,205

Surety Bonds

As of January 31, 2017 and 2016, surety bonds issued to secure performance of our projects amounted to $223.8 million and $259.7 million, respectively.  The amount of our surety bonds is based on the expected amount of revenues remaining to be recognized on the projects.

(9) Other Income, net

Other income, net consisted of the following:

	Years Ended January 31,
(in thousands)	2017	2016	2015
Gain from disposal of property and equipment	$4,151	$1,064	$2,320
Interest income	87	732	73
Currency exchange loss	(205)	(73)	(241)
Other	918	631	(800)
Total	$4,951	$2,354	$1,352

Gain from disposal of property and equipment of $4.2 million for the fiscal year ended January 31, 2017 primarily relates to the sale of assets in Africa and Australia. For the fiscal year ended January 31, 2016, gain from the disposal of property and equipment of $1.1 million relates to the sale of non-core assets.  For the fiscal year ended January 31, 2015, the gain from the disposal of property and equipment of $2.3 million includes the gain on sale of real estate of $1.0 million and the sale of other non-core assets.

(10) Income Taxes

Loss from continuing operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2017	2016	2015
Domestic	$(42,271)	$(24,660)	$(54,539)
Foreign	(8,545)	(29,837)	(11,855)
Total	$(50,816)	$(54,497)	$(66,394)

Components of income tax (benefit) expense from continuing operations were as follows:

	Years Ended January 31,
(in thousands)	2017	2016	2015
Currently due:
U.S. federal	$63	$(374)	$(4,352)
State and local	583	(685)	129
Foreign	1,480	2,182	2,182
	2,126	1,123	(2,041)
Deferred:
U.S. federal	274	(3,202)	(1,559)
State and local	(197)	573	361
Foreign	(783)	(129)	(706)
	(706)	(2,758)	(1,904)
Total	$1,420	$(1,635)	$(3,945)

A reconciliation of the total income tax (benefit) expense from continuing operations to the statutory federal rate is as follows for the fiscal years ended January 31:

	2017		2016		2015
(in thousands)	Amount	Effective Rate	Amount	Effective Rate	Amount	Effective Rate
Income tax at statutory rate	$(17,787)	35.0%	$(19,073)	35.0%	$(23,237)	35.0%
State income tax, net	(3,655)	7.2	537	(1.0)	(1,456)	2.2
Difference in tax expense resulting from:
Nondeductible expenses	1,123	(2.2)	863	(1.6)	(603)	0.9
Taxes on foreign affiliates	558	(1.1)	2,213	(4.1)	1,798	(2.7)
Taxes on foreign operations	478	(0.9)	(13,594)	25.0	(6,001)	9.0
Valuation allowance	19,351	(38.1)	35,114	(64.4)	26,035	(39.2)
Tax benefit related to tax expenses recorded on discontinued operations and equity	—	—	(3,597)	6.6	—	—
Changes in uncertain tax provisions	(471)	0.9	(1,200)	2.2	(1,010)	1.5
Other	1,823	(3.6)	(2,898)	5.3	529	(0.8)
Total	$1,420	(2.8)%	$(1,635)	3.0%	$(3,945)	5.9%

The benefit for nondeductible expenses for the fiscal year ended January 31, 2015 resulted from the reversal of a prior year penalty accrual related to the FCPA investigation.  See Note 15 to the Consolidated Financial Statements.

The tax effect on pretax loss from continuing operations generally is determined by a computation that does not consider the tax effect on other categories of income or loss (for example, other comprehensive loss, discontinued operations, additional paid in capital, etc.). An exception to that general rule is provided when there is a pretax loss from continuing operations and pretax income from other categories of income. Pursuant to this exception, we recorded a tax benefit on continuing operations during the fiscal year ended January 31, 2016.  During the fiscal year ended January 31, 2016, a tax benefit of $3.6 million was recorded on continuing operations which offset tax expense recorded on discontinued operations.

We recorded $19.4 million, $35.1 million and $26.0 million of valuation allowances from continuing operations on our net domestic and certain foreign deferred tax assets during the fiscal years ended January 31, 2017, 2016 and 2015, respectively. The valuation allowance recorded for the fiscal year ended January 31, 2017 was recorded on deferred tax assets generated during the year, and was primarily related to tax losses and tax credit carryforwards.  The total valuation allowance at January 31, 2017 of $157.7 million was comprised of a domestic valuation allowance of $140.3 million and a foreign valuation allowance of $17.4 million.

In assessing the need for a valuation allowance, we concluded that we had a cumulative loss on domestic operations after adjusting for significant non-recurring charges beginning in the fiscal year ended January 31, 2014 and continuing through the fiscal year ended January 31, 2017. Based on this assessment, we concluded that it was not more likely than not that realization of our domestic deferred tax assets would occur in future periods, and accordingly a valuation allowance was provided. Similar consideration was given to foreign deferred tax assets, and we concluded that certain foreign deferred tax assets were also not more likely than not to be realized and a valuation allowance was recorded. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future.

The net income (loss) from discontinued operations for the fiscal years ended January 31, 2016 and 2015 was $8.1 million and ($46.9) million, respectively. These amounts are net of income tax (expense) benefit of ($3.6) million, and ($0.7) million, respectively. The effective tax rates for discontinued operations were (31.1%) and 1.5% for the fiscal years ended January 31, 2016 and 2015, respectively.

Deferred income taxes result from temporary differences between the financial statement and tax bases of our assets and liabilities. The sources of these differences and their cumulative tax effects were as follows:

	Years Ended January 31,
(in thousands)	2017	2016
Accruals	$24,719	$29,734
Share based compensation	2,525	2,415
Intangibles	3,429	4,039
Foreign tax credit carryforwards	47,827	45,809
Tax loss carryforwards	70,966	49,154
Cumulative currency translation adjustment	5,068	6,588
Capital loss carryforwards	12,861	13,398
Other assets	1,418	2,330
Total deferred tax asset	168,813	153,467
Valuation allowance	(157,664)	(140,124)
Buildings, machinery and equipment	(6,687)	(6,519)
Convertible Notes	(1,530)	(2,422)
Unremitted foreign earnings	(4,782)	(6,593)
Other liabilities	(2,107)	(2,412)
Total deferred tax liability	(15,106)	(17,946)
Net deferred tax liability	$(3,957)	$(4,603)

We had the following tax losses and tax credit carryforwards at January 31, 2017:

		Gross	Expected Tax
		Carryforward	Benefit	Valuation
(dollars in millions)	Expiration	Amount	Amount	Allowance
Federal net operating loss carryforwards	2034-2037	$131.8	$45.4	$(45.4)
State net operating loss carryforwards	2024-2037	205.0	10.5	(10.5)
Federal capital loss carryforwards	2020	33.3	12.9	(12.9)
State capital loss carryforwards	2020	33.3	1.3	(1.3)
Foreign tax loss carryforwards	2019-2032	50.2	15.0	(15.0)
Federal foreign tax credit carryforwards	2018-2022	n/a	20.0	(20.0)
Federal foreign tax credit carryforwards	2023-2027	n/a	27.8	(27.8)
Total			$132.9	$(132.9)

As of January 31, 2017, undistributed earnings of foreign subsidiaries and certain foreign affiliates included $44.4 million for which no federal income or foreign withholding taxes have been provided. These earnings, which are considered to be invested indefinitely, would become subject to income tax if they were remitted as dividends or if we were to sell our stock in the affiliates or subsidiaries. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

Deferred income taxes were provided on undistributed earnings of certain foreign subsidiaries and foreign affiliates where the earnings are not considered to be invested indefinitely.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding penalties and interest is as follows:

	Years Ended January 31,
(in thousands)	2017	2016	2015
Balance, beginning of year	$10,809	$13,018	$15,312
Additions based on tax positions related to current year	7,354	81	187
Additions for tax positions of prior years	1,669	1,326	28
Settlement with tax authorities	(1,168)	—	(707)
Reductions for tax positions of prior years	(55)	(3,392)	(308)
Reductions due to the lapse of statutes of limitation	(160)	(224)	(1,494)
Balance, end of year	$18,449	$10,809	$13,018

Substantially all of the unrecognized tax benefits recorded at January 31, 2017, 2016 and 2015 would affect the effective rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next year by approximately $7.2 million due to settlements of audit issues and expiration of statutes of limitation.

We classify interest and penalties related to income taxes as a component of income tax expense. As of January 31, 2017, 2016 and 2015, we had $8.7 million, $7.8 million and $8.5 million, respectively, of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties increased (decreased) $0.9 million, ($0.7) million and $0.1 million during the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

We file income tax returns in the U.S., various state jurisdictions and certain foreign jurisdictions. The statute of limitations remains open for tax years ended January 31, 2013 through 2017. We are currently under examination for federal purposes for the tax year ended January 31, 2013, and there are several state examinations currently in progress.

We file income tax returns in the foreign jurisdictions where we operate. The returns are subject to examination which may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally the tax years 2014 through 2017 remain open to examination.

(11) Operating Lease Obligations

Our operating leases are primarily for buildings, light and medium duty trucks, and other equipment. We sublease certain portion of our facilities under non-cancelable sublease agreements.

Rent expense under operating leases (including insignificant amounts of contingent rental payments and sublease rental income) was $4.9 million, $7.3 million and $9.6 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms and related subleases in excess of one year from January 31, 2017, are as follows:

Minimum Rental
(in thousands)	Commitments
Fiscal Year 2018	$3,734
Fiscal Year 2019	2,728
Fiscal Year 2020	2,231
Fiscal Year 2021	1,691
Fiscal Year 2022	1,085
Minimum lease payments	$11,469

(12) Employee Benefit Plans

Our salaried and certain hourly employees are eligible to participate in our sponsored, defined contribution plans. Total expense recorded in selling, general and administrative costs for our portion of these plans was $3.1 million, $3.0 million and $3.2 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

We have a deferred compensation plan for certain management employees, however the plan was suspended during the fiscal year ended January 31, 2015. Participants could elect to defer up to 25% of their salaries and up to 50% of their bonuses to the plan. Matching contributions, and the vesting period of those contributions, were established at our discretion. Employee deferrals are vested at all times. The total amount deferred, including matching, for the fiscal year ended January 31, 2015 was $0.2 million. The total liability for deferred compensation was $5.1 million and $6.3 million as of January 31, 2017 and 2016, respectively.  These liabilities are primarily included in other non-current liabilities, except for those amounts due in the next twelve months, which are recorded in accrued compensation in the Consolidated Balance Sheet.

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

As of January 31, 2017 and 2016, we did not participate in multiemployer plans that would be considered individually significant.

We make contributions to these multiemployer plans equal to the amounts accrued for pension expense. Total contributions and union pension expense for these plans was $1.9 million, $2.1 million and $1.9 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to us.

We also provide supplemental retirement benefits to a former chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of his defined contribution plan balance. We do not contribute to the plan or maintain any investment assets related to the expected benefit obligation. We have recognized the full amount of our actuarially determined pension liability. The current portion recognized in our Consolidated Balance Sheets as other accrued expenses was $0.3 million as of January 31, 2017 and 2016. The long-term portion recognized in our Consolidated Balance Sheets as of January 31, 2017 and 2016 was $5.1 million and $5.2 million, respectively, as other non-current liabilities. Net periodic pension cost (benefit) of the supplemental retirement benefits for the fiscal years ended January 31, 2017, 2016 and 2015 was $0.2 million, ($0.4) million and $1.3 million, respectively.

(13) Equity-Based Compensation

Layne has an equity-based compensation plan that provides for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2017, there were 348,949 shares which remain available to be granted under the plan as stock options or restricted stock awards. We have the ability to issue shares under the plans either from new issuances or from treasury, although we have previously always issued new shares and expect to continue to issue new shares in the future.

We granted 13,495 shares of restricted stock, 199,352 restricted stock units and 447,903 performance vesting restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the fiscal year ended January 31, 2017. The grants consist of both service-based awards and market-based awards. We also granted a total of 134,333 stock options during the fiscal year ended January 31, 2017 under the Layne Christensen Company 2006 Equity Incentive Plan. All options were granted at an exercise price equal to the fair market value of our common stock at the date of grant. The options have terms of ten years from the date of grant and generally vest ratably over periods of one month to five years.

We recognized $3.5 million, $3.9 million and $2.6 million of compensation cost for share-based plans for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Of these amounts, $3.0 million, $3.0 million and $1.2 million, respectively, related to non-vested stock. The total income tax benefit recognized for share-based compensation arrangements was $1.4 million, $1.5 million and $1.0 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.  As of January 31, 2017, no tax benefit is expected to be realized for equity-based compensation arrangements due to a full valuation allowance of our domestic deferred tax assets.

As of January 31, 2017, total unrecognized compensation cost related to unvested stock options was approximately $0.2 million, which is expected to be recognized over a weighted-average period of 0.9 years.  As of January 31, 2017, there was approximately $3.6 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of share-based compensation granted in the form of stock options is determined using a lattice valuation model. The valuations in each respective year were made using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock price. We use historical data to estimate early exercise and post-vesting forfeiture rates to be applied within the valuation model. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value per share at the date of grant for options granted during the fiscal years ended January 31, 2017, 2016 and 2015 was $1.59, $1.60 and $5.59, respectively.

	Years Ended January 31,
Assumptions:	2017	2016	2015
Weighted-average expected volatility	56.1%	52.6%	51.0%
Expected dividend yield	0%	0%	0%
Risk-free interest rate	0.60%	0.70%	1.46%
Expected term (in years)	1.9	3.3	5.6
Exercise multiple factor	1.39	1.65	1.9
Post-vesting forfeiture	20.3%	12.5%	13.1%

Stock option transactions for the fiscal years ended January 31, 2017, 2016 and 2015 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2014	1,105,812	$24.22
Granted	360,586	13.11
Exercised	—	—		$—
Expired	(55,126)	16.63
Forfeited	(395,758)	23.03
Outstanding at January 31, 2015	1,015,514	21.15
Granted	106,168	5.51
Exercised	—	—		—
Expired	(77,707)	24.73
Forfeited	(204,260)	26.20
Outstanding at January 31, 2016	839,715	17.61
Granted	134,433	7.04
Exercised	—	—		—
Expired	(10,000)	29.29
Forfeited	(214,104)	21.19
Outstanding at January 31, 2017	750,044	14.54	6.5	1,107

Exercisable at January 31, 2015	653,978	24.46
Exercisable at January 31, 2016	576,871	19.00
Exercisable at January 31, 2017	611,453	15.43	6.2	1,037
Options expected to vest at January 31, 2017	138,591	10.61	7.9	70
The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

Nonvested stock awards having service requirements only, are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Other nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) or the disability or the death of the executive and for equitable adjustment in the event of changes in our equity structure.  We granted certain performance based nonvested stock awards during the years ended January 31, 2017, 2016 and 2015, which were valued using the Monte Carlo simulation model.

Assumptions used in the Monte Carlo simulation model for the fiscal years ended January 31, 2017, 2016 and 2015 were as follows:

	Years Ended January 31,
Assumptions:	2017	2016	2015
Weighted-average fair value	$4.70	$3.04	$8.96
Weighted-average expected volatility	58.3%	44.2%	37.0%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average risk free rate	0.9%	0.9%	0.9%

Non-vested share transactions for the fiscal years ended January 31, 2017, 2016 and 2015 were as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2014	292,423	$23.42
Granted - Directors	13,090	17.19
Granted - Restricted stock units	394,489	17.06
Granted - Performance vesting shares	244,679	8.96
Vested	(13,027)	25.82
Forfeited	(444,362)	18.95
Nonvested stock at January 31, 2015	487,292	14.86
Granted - Directors	24,085	5.19
Granted - Restricted stock units	130,287	5.25
Granted - Performance vesting shares	1,035,409	3.03
Vested	(182,563)	17.07
Forfeited	(87,340)	8.57
Nonvested stock at January 31, 2016	1,407,170	5.20
Granted - Directors	13,495	7.04
Granted - Restricted stock units	199,352	7.04
Granted - Performance vesting shares	447,903	4.70
Vested	(26,349)	6.22
Forfeited	(169,931)	8.29
Nonvested stock at January 31, 2017	1,871,640	5.00	$19,521

(14) Fair Value Measurements

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

Our assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments held at fair value, are presented below as of January 31, 2017 and 2016:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
January 31, 2017
Financial Assets:
Long-term restricted deposits held at fair value	$5,055	$5,055	$—	$—
Contingent consideration receivable(1)	4,244	—	—	4,244

January 31, 2016
Financial Assets:
Current restricted deposits held at fair value	$3,466	$3,466	$—	$—
Long-term restricted deposits held at fair value	4,252	4,252	—	—
Contingent consideration receivable(1)	4,244	—	—	4,244
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

Other Financial Instruments

We use the following methods and assumptions in estimating the fair value disclosures for our other financial instruments:

Cash equivalents – The carrying amounts reported in the accompanying Consolidated Balance Sheets approximates their fair values and are classified as Level 1 within the fair value hierarchy.

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

The following table summarizes the carrying values and estimated fair values of the long-term debt:

	January 31, 2017		January 31, 2016
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
4.25% Convertible Notes	$64,387	$64,705	$61,766	$49,873
8.0% Convertible Notes	97,952	92,156	97,205	92,156

During the fiscal year ended January 31, 2016, we performed an assessment of property and equipment located in Africa and Australia. Based on our assessment, we recorded a charge of approximately $3.9 million to adjust certain property and equipment with a carrying value of $10.4 million to its estimated fair value of $6.5 million. The fair value of the assets was determined primarily using Level 2 inputs that include available third-party quoted prices and appraisals of assets.

(15) Contingencies

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

Layne, through Geoconstruction, our discontinued segment, was a subcontractor on the foundation for an office building in California in 2013 and 2014. Geoconstruction's work on the project was completed in September 2014.  Certain anomalies were subsequently discovered in the structural concrete, which were remediated by the general contractor during 2015.  We have participated in discussions with the owner and the general contractor for the project regarding potential causes for the anomalies.  During fiscal year ended January 31, 2016, the owner, the general contractor and Layne submitted a claim to the project’s insurers to cover the cost of remedial work, which claim was denied on November 2, 2016. The owner and the general contractor have filed a legal proceeding against the insurers seeking coverage under the insurance policy.  Management does not believe that we are liable for any of the remediation costs related to this project.  As of the date of this report, no action has been filed against us.  Accordingly, no provision has been made in the Consolidated Financial Statements.

As previously reported, beginning in October 2010, the Audit Committee of the Board of Directors conducted an internal investigation into, among other things, the legality of certain payments by Layne to agents and other third parties interacting with government officials in certain countries in Africa. The internal investigation suggested potential violations of the FCPA and certain local laws. Layne made a voluntary disclosure to the DOJ and the SEC regarding the results of the investigation and cooperated with the DOJ and SEC in connection with their review of the matter. The DOJ’s inquiry was closed in 2014.

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

(16) Discontinued Operations

Geoconstruction

On August 17, 2015, we sold our Geoconstruction business segment to a subsidiary of Keller Foundations, LLC, a member of Keller Group plc (“Keller”), for a total of $42.3 million, including the preliminary estimate of the business segment’s working capital.  After post-closing adjustments, the total purchase price increased to $47.7 million, to adjust for our estimated share in the profits of one of the contracts being assumed by Keller and final working capital adjustments. As of January 31, 2016, we had approximately $1.5 million held in an escrow account, which is part of Other Assets in the Consolidated Balance Sheet, which was paid in the fourth quarter of the fiscal year ended January 31, 2017 after the satisfaction of certain conditions. In addition, as of January 31, 2017 and 2016, we recognized a $4.2 million contingent consideration receivable, included in Other Assets in the Condensed Consolidated Balance Sheet. The contingent consideration represents our best estimate of our share in the profits of one of the contracts assumed by Keller.

Tecniwell

On October 31, 2014, we disposed of Tecniwell to Alberto Battini (50%) and Paolo Trubini (50%), an employee of Tecniwell at the time of disposal. The transaction was a sale by Layne of all quotas representing 100% of the corporate capital of Tecniwell in exchange for $0.9 million. The purchase price for the quotas was paid in two equal payments. Layne received $0.5 million on October 31, 2014 and the remainder on January 22, 2015. We recorded a loss on the sale of the business amounting to $0.8 million, which is included on the Consolidated Statements of Operations for the fiscal year ended January 31, 2015, as a loss from discontinued operations.

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

The purchase price for the shares and remaining intercompany receivable is payable in future years, beginning with the year ended December 31, 2015, based on 33.33% of Costa Fortuna’s income before taxes for such year. The unpaid portion of the purchase price will accrue interest at the rate of 2.5% per annum. The unpaid balance of the purchase price, plus accrued interest, is due and payable to Layne on July 31, 2024. The loss on the sale of the business was $38.3 million, which is included in the Consolidated Statements of Operations for the fiscal year ended January 31, 2015 as a loss from discontinued operations.

During the fiscal year ended January 31, 2016, we wrote off the balance of the receivable from the sale of Costa Fortuna amounting to $3.2 million, which is included under other income (expense) line in loss from discontinued operations in the Consolidated Statement of Operations.

The financial results of the discontinued operations are as follows:

	Years Ended January 31,
(in thousands)	2016	2015
Revenue	$45,875	$109,588
Cost of revenues (exclusive of depreciation and amortization shown below)	(34,120)	(97,103)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	(10,004)	(11,385)
Depreciation and amortization	(3,240)	(9,864)
Equity in earnings of affiliates	1,104	3,390
Other expense items	(821)	(1,822)
Total operating loss on discontinued operations before income taxes	(1,206)	(7,196)
Income tax expense (benefit)	1,460	(551)
Total operating income (loss) on discontinued operations	$254	$(7,747)
Total consideration	$47,717	$3,538
Net book value of assets sold	(31,776)	(38,610)
Reclassification adjustment for foreign currency translation	—	(3,794)
Transaction costs associated with sale	(3,036)	(145)
Gain (loss) on sale of discontinued operations before income taxes	12,905	(39,011)
Income tax expense	(5,102)	(120)
Total income (loss) on discontinued operations	$8,057	$(46,878)

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

	Years Ended January 31,
(in thousands)	2016	2015
Income statement data:
Revenues	$10,720	$24,879
Gross profit	2,466	5,496
Net income	2,466	5,496

In accordance with our adoption of ASU 2014-08 effective February 1, 2015, additional disclosure relating to cash flow is required for discontinued operations. Cash flow information for Costa Fortuna and Tecniwell is not required since they were accounted for based on the previous accounting guidance. Cash flow data relating to the Geoconstruction business segment is presented below:

	Years Ended January 31,
(in thousands)	2016	2015
Cash flow data:
Depreciation and amortization	$3,240	$7,305
Capital expenditures	207	366

(17) Segments and Foreign Operations

We are a global solutions provider to the world of essential natural resources – water, minerals and energy. The Chief Operating Decision Maker (CODM) reviews operating results to determine the appropriate allocation of resources within the organization.  The CODM defines the operational and organizational structure into discrete segments based on our primary product lines.

In the first quarter of the fiscal year ended January 31, 2017, changes were made to simplify our business and streamline our operating and reporting structure. Our Collector Wells group was shifted from Heavy Civil to Water Resources to better align their operational expertise. We also shifted certain other smaller operations out of our “Other” segment and into our four reporting segments, and no longer report an “Other” segment. Information for prior periods has been recast to conform to our new presentation.

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

During the second quarter of the fiscal year ended January 31, 2016, we entered into a definitive agreement to sell our Geoconstruction business segment. The operating results of the Geoconstruction business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 16 to Consolidated Financial Statements for further discussion.

Layne’s segments are defined as follows:

Water Resources

Water Resources provides its customers with an array of water management solutions, including discovery and defining of water sources through hydrologic studies, water supply development through water well drilling and intake construction, and water delivery through pipeline and pumping infrastructure. Water Resources also brings technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and nuisance contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. Water Resources drills deep injection wells for industrial and municipal clients that need to dispose of wastewater associated with their processes. Water Resources also performs complete diagnostic and rehabilitation services for existing wells, pumps and related equipment, including conducting downhole closed circuit televideo inspections to investigate and resolve water well and pump performance problems. In addition, Water Resources constructs radial collector wells through its Ranney® Collector Wells technology, which is an alternative to conventional vertical wells and can be utilized to develop moderate to very high capacities of groundwater. Water Resources provides water systems and services in most regions of the U.S.

Inliner

Inliner provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner ® cured-in-place pipe (“CIPP”) which allows it to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Inliner has the ability to supply both traditional felt-based CIPP lining tubes cured with water or steam as well as a fiberglass-based lining tubes cured with ultraviolet light. Inliner owns the North American rights to the Inliner CIPP technology, owns and operates the liner manufacturer, and also provides installation of Inliner CIPP product. While Inliner focuses on our proprietary Inliner CIPP, it provides full system renewal, including a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

Heavy Civil

Heavy Civil performs design and build services of water and wastewater treatment plants, as well as pipeline installation, to government agencies and industrial clients. In addition, Heavy Civil builds surface water intakes, pumping stations, hard rock tunnels and marine construction services-all in support of the water infrastructure in the U.S. Beyond water solutions, Heavy Civil also designs and constructs biogas facilities for the purpose of generating and capturing methane gas, an emerging renewable energy resource. Heavy Civil provides services in most regions of the U.S. As disclosed in Note 21 to the Consolidated Financial Statements, on February 8, 2017, we entered into an Asset Purchase Agreement to sell substantially all of the assets of our Heavy Civil business.

Mineral Services

Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Global mining companies engage companies such as Mineral Services to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization expertise. Mine water management consists of vertical, large diameter wells for sourcing and dewatering; and horizontal drains for slope de-pressurization.  The primary markets are in the western U.S., Mexico, and South America. As discussed in Note 18 to the Consolidated Financial Statements, during the fiscal year ended January 31, 2016, we implemented a plan to exit our operations in Africa and Australia. Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form our primary presence in Chile and Peru.

Financial information for our segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors. Corporate assets consist of assets not directly associated with a segment, and consist primarily of cash and deferred income taxes.

Management evaluates segment performance based primarily on revenues and Adjusted EBITDA. Adjusted EBITDA represents income or loss from continuing operations before interest, taxes, depreciation and amortization, non-cash equity-based compensation, equity in earnings or losses from affiliates, certain non-recurring items such as impairment charges, restructuring costs, gain on extinguishment of debt, and certain other gains or losses, plus dividends received from affiliates. Refer to further discussion on Non-GAAP Financial Measures included in Part II, Item 7 in this Form 10-K.

					Unallocated
Year Ended January 31, 2017	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$204,577	$196,845	$137,189	$63,777	$—	$(416)	$601,972

(Loss) income from continuing operations before income taxes	$(17,551)	$25,981	$(5,187)	$(9,154)	$(28,022)	$(16,883)	$(50,816)
Interest expense	—	—	—	—	—	16,883	16,883
Depreciation and amortization	12,056	5,551	1,609	6,343	1,352	—	26,911
Non-cash equity-based compensation	297	380	150	208	2,509	—	3,544
Equity in earnings of affiliates	—	—	—	(2,655)	—	—	(2,655)
Restructuring costs	3,204	118	424	13,321	281	—	17,348
Other (income) expense, net	(416)	6	(222)	(4,369)	50	—	(4,951)
Dividends received from affiliates	—	—	—	4,941	—	—	4,941
Adjusted EBITDA	$(2,410)	$32,036	$(3,226)	$8,635	$(23,830)	$—	$11,205

					Unallocated
Year Ended January 31, 2016	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$239,897	$193,704	$164,905	$86,390	$—	$(1,886)	$683,010

Income (loss) from continuing operations before income taxes	$5,867	$22,946	$(6,882)	$(29,176)	$(33,477)	$(13,775)	$(54,497)
Interest expense	—	—	—	—	—	18,011	18,011
Depreciation and amortization	13,486	4,455	2,593	10,317	1,834	—	32,685
Non-cash equity-based compensation	413	661	258	287	2,198	—	3,817
Equity in losses of affiliates	—	—	—	612	—	—	612
Impairment charges	4,598	—	—	—	—	—	4,598
Restructuring costs(1)	(1)	14	765	16,760	321	—	17,859
Gain on extinguishment of debt	—	—	—	—	—	(4,236)	(4,236)
Other income, net	(493)	(127)	(765)	(774)	(195)	—	(2,354)
Dividends received from affiliates	—	—	—	3,852	—	—	3,852
Adjusted EBITDA	$23,870	$27,949	$(4,031)	$1,878	$(29,319)	$—	$20,347

					Unallocated
Year Ended January 31, 2015	Water		Heavy	Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Civil	Services	Expenses	Eliminations	Total
Revenues	$227,626	$175,001	$198,511	$121,247	$—	$(1,817)	$720,568

Income (loss) from continuing operations before income taxes	$10,209	$21,996	$(23,456)	$(16,011)	$(45,425)	$(13,707)	$(66,394)
Interest expense	—	—	—	—	—	13,707	13,707
Depreciation and amortization	12,595	4,578	4,359	18,187	2,259	—	41,978
Non-cash equity-based compensation	441	1,422	432	402	(205)	—	2,492
Equity in losses of affiliates	—	—	—	2,002	—	—	2,002
Restructuring costs	524	—	54	1,403	717	—	2,698
Other (income) expense, net	(1,029)	(115)	(1,959)	895	856	—	(1,352)
Dividends received from affiliates	—	—	—	3,327	—	—	3,327
Adjusted EBITDA	$22,740	$27,881	$(20,570)	$10,205	$(41,798)	$—	$(1,542)

(1)

Restructuring costs for the fiscal year ended January 31, 2016 includes $7.9 million relating to the write-down of the carrying value of inventory in our African and Australian operations, which are reflected as part of cost of revenues in the Consolidated Statement of Operations.

 The following table presents various financial information for each segment.

	Years Ended January 31,
(in thousands)	2017	2016	2015
Revenues by product line
Water systems	$181,382	$217,001	$207,363
Water treatment technologies	16,626	13,746	15,226
Sewer rehabilitation	196,845	193,704	175,001
Water and wastewater plant construction	67,688	126,287	142,261
Pipeline construction	65,433	36,473	49,026
Environmental and specialty drilling	8,858	7,056	6,393
Exploration drilling	60,975	79,723	108,060
Other	4,165	9,020	17,238
Total revenues by product line	$601,972	$683,010	$720,568

Revenues by geographic location
United States	$569,838	$635,018	$640,231
Africa/Australia	151	12,521	25,982
South America	7,989	6,363	13,106
Mexico	23,406	27,448	38,436
Other foreign	588	1,660	2,813
Total revenues	$601,972	$683,010	$720,568

Depreciation and amortization
Water Resources	$12,056	$13,486	$12,595
Inliner	5,551	4,455	4,578
Heavy Civil	1,609	2,593	4,359
Mineral Services	6,343	10,317	18,187
Corporate	1,352	1,834	2,259
Total depreciation and amortization	$26,911	$32,685	$41,978

	As of and Years Ended January 31,
(in thousands)	2017	2016	2015
Assets
Water Resources	$97,062	$123,246	$128,971
Inliner	92,305	93,107	80,495
Heavy Civil	62,166	75,923	94,284
Mineral Services	116,148	128,196	165,023
Discontinued Operations	—	—	36,760
Corporate	68,470	68,185	36,409
Total assets	$436,151	$488,657	$541,942

Property and equipment, net
United States	$95,155	$99,718	$110,296
Africa/Australia	124	7,302	15,726
South America	3,818	3,269	4,882
Mexico	3,123	3,193	4,559
Other foreign	—	15	66
Total property and equipment, net	$102,220	$113,497	$135,529

Capital Expenditures
Water Resources	$7,305	$11,812	$9,549
Inliner	10,268	9,015	1,897
Heavy Civil	1,783	1,595	207
Mineral Services	3,066	3,309	2,855
Discontinued operations	—	207	749
Corporate	392	490	632
Total capital expenditures	$22,814	$26,428	$15,889

(18) Restructuring Costs

During the second quarter of the fiscal year ended January 31, 2017, we initiated a plan to reduce costs and improve our profitability in our Water Resources segment (“Water Resources Business Performance Initiative”). The Water Resources Business Performance Initiative involves cost rationalization, increased standardization of functions such as sales, pricing and estimation, disposal of underutilized assets, and process improvements to drive efficiencies. We recorded approximately $3.2 million in restructuring costs related to the Water Resources Business Performance Initiative for the fiscal year ended January 31, 2017, which includes costs related to office closures and severance costs. We estimate remaining amounts to be incurred for the Water Resources Business Performance Initiative of approximately $0.1 million.

During the fiscal year ended January 31, 2017, we continued the implementation of our FY2016 Restructuring Plan, which involves the exit of our operations in Africa and Australia and other actions to support our strategic focus in simplifying the business and build upon our capabilities in water (“FY2016 Restructuring Plan”). For the fiscal year ended January 31, 2017, we recognized approximately $14.1 million of restructuring expenses for the FY2016 Restructuring Plan, primarily related to the closure of our Australian and African entities resulting in the impairment of our assets held for sale. In calculating the impairment, the carrying amount of the assets included the cumulative currency translation adjustment related to our Australian and African entities. Also included are severance costs and other personnel-related costs, and other costs to support our business focus and strategy. For the fiscal year ended January 31, 2017, the FY2016 Restructuring Plan related to the segments as follows: $13.3 million in Mineral Services, $0.4 million in Heavy Civil, $0.3 million in Corporate, and $0.1 million in Inliner. The FY2016 Restructuring Plan was substantially completed as of January 31, 2017. We estimate remaining amounts to be incurred for the FY2016 Restructuring Plan of approximately $0.1 million.

We previously implemented a restructuring plan during the second quarter of the fiscal year ended January 31, 2015 (“FY2015 Restructuring Plan”).  The FY2015 Restructuring Plan involved, among other things, reductions in the global workforce, asset relocation or disposal and process improvements. The FY2015 Restructuring Plan was designed to achieve short and long-term cost reductions, and was completed during the first quarter of the fiscal year ended January 31, 2016.

The following table summarizes the carrying amount of the accrual for the restructuring plans discussed above:

	Severance
	and other
	personnel-	Write-down
	related	of	Asset
(in thousands)	costs	inventory	write-down	Other	Total

FY2015 Restructuring Plan	$1,440	$—	$—	$1,258	$2,698
Cash expenditures	(935)	—	—	(776)	(1,711)
Balance at January 31, 2015	$505	$—	$—	$482	$987

Restructuring Costs
FY2016 Restructuring Plan	$3,657	$—	$3,870	$835	$8,362
FY2015 Restructuring Plan	13	—	—	1,579	1,592
Total Restructuring Costs	$3,670	$—	$3,870	$2,414	$9,954
Write-down of inventory	—	7,905	—	—	7,905
Cash expenditures	(3,105)	—	—	(1,218)	(4,323)
Non-cash expense	—	(7,905)	(3,870)	(1,245)	(13,020)
Adjustment to liability	87	—	—	(377)	(290)
Balance at January 31, 2016	$1,157	$—	$—	$56	$1,213

Restructuring Costs
Water Resources Business Performance Initiative	$459	$—	$—	$2,745	$3,204
FY2016 Restructuring Plan	397	—	12,878	869	14,144
Total Restructuring Costs	$856	$—	$12,878	$3,614	$17,348
Cash expenditures	(1,354)	—	—	(3,532)	(4,886)
Non-cash expense(1)	—	—	(12,878)	—	(12,878)
Adjustment to liability	10	—	—	32	42
Balance at January 31, 2017	$669	$—	$—	$170	$839

(1)

For the fiscal year ended January 31, 2017, we recognized an impairment of assets held for sale in Australia and Africa. In calculating the impairment, the carrying amount of the assets included the cumulative currency translation adjustment of $12.4 million associated with the closure of our Australian and African entities.

(19) New Accounting Pronouncements

On January 26, 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment,” which simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. However, under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The guidance is effective for us beginning on February 1, 2020 and will be applied on a prospective basis. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

On December 22, 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Revenue from Contracts with Customers.” The amendments in ASU 2016-20 include thirteen technical corrections and improvements that affect only narrow aspects of the guidance issued in ASU 2014-09. These narrow aspects include (1) pre-production costs related to long-term supply arrangements; (2) contract costs–impairment testing; (3) contract costs–interaction of impairment testing with guidance in other Topics; (4) provisions for losses on production-type and construction-type contracts; (5) scope of FASB ASC 606; (6) disclosure of remaining performance obligations; (7) contract modifications example; (8) fixed-odds wagering contracts in the casino industry; (9) cost capitalization for advisors to private and public funds, (10) loan guarantee fees; (11) contract asset versus receivable; (12) refund liability; and (13) advertising costs. ASU 2016-20 will become effective when the guidance in ASU No. 2014-09 becomes effective, beginning February 1, 2018 for Layne. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” which provides guidance about the presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. This ASU is effective for us beginning on February 1, 2018 and will be applied using a retrospective transition method to each period presented.  We are currently evaluating the effect that the adoption of this ASU will have on our financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which establishes a right-of-use (ROU) model that requires a lessee to record an ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We anticipate adopting this ASU beginning on February 1, 2019. We are currently evaluating the effect that the adoption of this ASU will have on our financial statements. See Note 11 to the Consolidated Financial Statements for further discussion of our operating leases.

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

On August 27, 2014, FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern”. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under GAAP. We adopted this guidance on the fourth quarter of the fiscal year ended January 31, 2017 and it did not have a material effect on our financial statements.

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers” on May 28, 2014. On August 12, 2015, the FASB issued ASU 2015-14, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This guidance defines the steps to recognize revenue for entities that have contracts with customers as well as requiring significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from such contracts. We have completed our initial assessment of this ASU and anticipate adopting the new guidance beginning on February 1, 2018 using the full retrospective method that will result in restatement of the comparative periods presented. We are in the process of preparing to implement changes to our accounting policies and controls, business processes and information systems to support the new revenue recognition and disclosure requirements. We are continuing to evaluate the potential impact that this ASU will have on our financial position and results of operations.

(20) Quarterly Results (Unaudited)

Unaudited quarterly results were as follows:

	2017
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$159,739	$159,049	$153,567	$129,617
Cost of revenues (exclusive of depreciation and amortization shown below)(1)	(130,369)	(130,354)	(125,945)	(115,382)
Depreciation and amortization	(6,428)	(6,954)	(6,865)	(6,664)
Net loss from continuing operations	(8,803)	(5,310)	(5,043)	(33,080)
Net loss	(8,803)	(5,310)	(5,043)	(33,080)
Loss per share from continuing operations - basic and diluted(2)	(0.45)	(0.26)	(0.26)	(1.67)
Loss per share - basic and diluted(2)	(0.45)	(0.26)	(0.26)	(1.67)
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

We incurred restructuring costs as part of our Water Resources Business Performance Initiative and our FY2016 Restructuring Plan, consisting primarily of costs related to office closures, severance costs, impairment of our assets held for sale related to the closure of our Australian and African entities, and other costs to support our business focus and strategy.  The total impact of these restructuring costs was $0.5 million, $1.0 million, $1.7 million and $14.2 million during the first quarter, second quarter, third quarter and fourth quarter of the fiscal year ended January 31, 2017, respectively.

	2016
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$174,271	$176,317	$173,179	$159,243
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)(1)	(143,231)	(151,249)	(142,941)	(132,657)
Depreciation and amortization	(8,735)	(8,254)	(7,940)	(7,756)
Impairment charges	—	(4,598)	—	—
Net loss from continuing operations	(6,574)	(23,510)	(8,994)	(13,784)
Net loss	(6,558)	(18,154)	(3,442)	(16,651)
Net (loss) income attributable to noncontrolling interests	—	—	—	28
Net loss attributable to Layne Christensen Company	(6,558)	(18,154)	(3,442)	(16,623)
Loss per share from continuing operations - basic and diluted(2)	(0.34)	(1.19)	(0.45)	(0.70)
Loss per share - basic and diluted(2)	(0.33)	(0.93)	(0.17)	(0.84)
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

The second quarter of the fiscal year ended January 31, 2016 was impacted by a $4.6 million impairment charge for the Energy Services segment, which was previously reported as a separate segment prior to the segment being combined with Water Resources segment effective the third quarter of the fiscal year ended January 31, 2016. As discussed in Note 4 to the Consolidated Financial Statements, the impairment charge was recorded to reflect reductions in the estimated fair value of certain long-lived assets.

As part of our exit of operations in Africa and Australia, we incurred restructuring costs consisting primarily of severance costs and other personnel-related costs, as well as a write-down of the carrying value of inventory and fixed assets. The total impact of these restructuring costs was $10.6 million, $2.1 million and $2.9 million during the second quarter, third quarter and fourth quarter of the fiscal year ended January 31, 2016, respectively.

(21) Subsequent Event

On February 8, 2017, we entered into an Asset Purchase Agreement to sell substantially all of the assets of our Heavy Civil business for $10.1 million, subject to certain working capital adjustments.  The purchaser of the Heavy Civil business is Reycon Partners LLC (the "Buyer"), which is owned by a group of private investors, including members of the current Heavy Civil senior management team. The Buyer has the option to pay up to $3.7 million of the consideration in the form of Layne common stock currently owned by the owners of the Buyer (valued at the weighted average price of Layne's common stock for the 10 trading days immediately prior to the closing date).  The total purchase price for the assets will increase or decrease on a dollar-for-dollar basis to the extent the Heavy Civil division's working capital is more or less than an agreed upon target working capital amount.  In addition, Layne and the Buyer have agreed to split equally any amounts received with respect to a $3.5 million outstanding receivable related to a job contract that is substantially completed.  Subject to satisfaction of closing conditions, including obtaining any required consents and approvals, the transaction is expected to close within 90 days from the date of the Asset Purchase Agreement.  We expect to recognize a loss on the sale of our Heavy Civil business during the first half of fiscal year ended January 31, 2018.

Schedule II: Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Allowance for customer receivables:
Fiscal year ended January 31, 2015(1)	$7,481	$2,539	$—	$(5,821)	$4,199
Fiscal year ended January 31, 2016	4,199	1,392	—	(2,097)	3,494
Fiscal year ended January 31, 2017	3,494	243	—	(235)	3,502

Valuation allowance for deferred tax asset:
Fiscal year ended January 31, 2015	$72,487	$44,618	$(1,913)	$(202)	$114,990
Fiscal year ended January 31, 2016	114,990	26,923	(1,580)	(209)	140,124
Fiscal year ended January 31, 2017	140,124	20,792	(57)	(3,195)	157,664

Allowance for inventory:
Fiscal year ended January 31, 2015	$2,412	$18	$—	$(811)	$1,619
Fiscal year ended January 31, 2016	1,619	571	—	(974)	1,216
Fiscal year ended January 31, 2017	1,216	123	—	(430)	909

(1)

For the fiscal year ended January 31, 2015, deductions on the allowance for customer receivables primarily relates to a write-off of invoices from a certain customer, as well as collections on receivables previously reserved.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2017, conducted under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Based on the evaluation under the COSO Framework, management concluded that our internal control over financial reporting is effective as of January 31, 2017. Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of our internal control over financial reporting as of January 31, 2017. The report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Layne Christensen Company

The Woodlands, Texas

We have audited the internal control over financial reporting of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2017 of the Company and our report dated April 10, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

April 10, 2017

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 31, 2017, will contain, (i) under the caption “Election of Directors,” certain information relating to our directors and Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) under the caption “Transactions with Management/Related Party Transactions,” certain information relating to our Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference, and (iii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

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

Set forth below are the name, age and position of each executive officer of Layne.

Name	Age	Position
Michael J. Caliel	57	President, Chief Executive Officer and Director
J. Michael Anderson	54	Senior Vice President and Chief Financial Officer
Steven F. Crooke	60	Senior Vice President, Chief Administrative Officer and General Counsel
Kevin P. Maher	57	Senior Vice President - Water Resources and Mineral Services
Larry D. Purlee	69	Division President - Inliner
Leslie F. Archer	54	Division President - Heavy Civil

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

Our Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 31, 2017, will contain, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 31, 2017, will contain, under the captions “Ownership of Layne Christensen Common Stock” and “Equity Compensation Plan Information” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Our Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 31, 2017, will contain, under the captions “Other Corporate Governance Matters,” and “Transactions with Management/Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

Our Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on May 31, 2017, will contain, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules
(a)	Financial Statements, Financial Statement Schedules and Exhibits:

1.	Financial Statements: The financial statements are listed in the index for Item 8 of this Form 10-K.

2.	Financial Statement Schedule: The applicable financial statement schedule is listed in the index for Item 8 of this Form 10-K.

3.	Exhibits: The exhibits filed with or incorporated by reference in this report are listed below:

Exhibit Number	Description

**2.1	Asset Purchase Agreement, dated February 8, 2017, by and among Layne Christensen Company and certain subsidiaries, as Sellers, and Reycon Partners, LLC, as Buyer.

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

4.10

First Amendment and Consent to Amended and Restated Credit Agreement dated June 9, 2016, among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent (filed as Exhibit 4.1 to Layne's Form 10-Q for the fiscal quarter ended July 31, 2016 filed September 6, 2016, and incorporated herein by this reference).

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

*10.14

Layne Christensen Company Key Management Deferred Compensation Plan (amended and restated, effective as of January 1, 2008) (incorporated by reference to Exhibit 10(38) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009).

*10.15	Layne Christensen Company Executive Short-Term Incentive Plan (amended and restated as of February 1, 2016) .

*10.16

Layne Christensen Company Long-Term Incentive Plan (effective as of February 1, 2015) (filed as Exhibit 10.18 to Layne's Form 10-K for the fiscal year ended January 31, 2016, filed on April 12, 2016, and incorporated herein by this reference).

*10.17

Form of Restricted Stock Unit Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (filed as Exhibit 10.2 to Layne’s Current Report on Form 8-K filed April 4, 2013, and incorporated herein by reference).

*10.18

Form of Performance Shares Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, and incorporated herein by reference).

10.19

General Agreement of Indemnity, dated September 2, 2014, by and between Layne Christensen Company, as Indemnitor, and Travelers Casualty and Surety Company of America, as the Company (filed as Exhibit 10.2 to Layne's Form 10-Q for the Fiscal Quarter ended July 31, 2014, filed on September 9, 2014, and incorporated herein by reference).

*10.20

Offer Letter, dated December 8, 2014, between the Company and Michael J. Caliel (filed as Exhibit 10.26 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 13, 2015, and incorporated herein by this reference).

*10.21

Severance Agreement, dated December 8, 2014, between the Company and Michael J. Caliel (filed as Exhibit 10.27 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 13, 2015, and incorporated herein by this reference).

*10.22

Offer Letter, dated July 6, 2015, between Layne Christensen Company and J. Michael Anderson (filed as Exhibit 10.1 to Layne's Form 10-Q for the quarter ended July 31, 2015, filed on September 9, 2015, and incorporated herein by reference).

*10.23

Severance Agreement, dated July 6, 2015, between Layne Christensen Company and J. Michael Anderson (filed as Exhibit 10.2 to Layne's Form 10-Q for the quarter ended July 31, 2015, filed on September 9, 2015, and incorporated herein by reference).

10.24

General Agreement of Indemnity dated February 4, 2015, by and between Layne Christensen Company, as Indemnitor, and Liberty Mutual Group, as Company (filed as Exhibit 10.1 to Layne's Form 10-Q for the quarter ended April 30, 2015, filed on June 9, 2015, and incorporated herein by reference).

*10.25

Form of Indemnification Agreement between Layne and its directors and officers (filed as Exhibit 10.1 to Layne's Form 10-Q for the quarter ended July 31, 2016, filed on September 6, 2016, and incorporated herein by reference).

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

**

The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Layne Christensen Company undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

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
Dated April 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/Michael J. Caliel	April 10, 2017
Michael J. Caliel President, Chief Executive Officer and Director (Principal Executive Officer)

/s/J. Michael Anderson	April 10, 2017
J. Michael Anderson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/Lisa Curtis	April 10, 2017
Lisa Curtis Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/David A. B. Brown	April 10, 2017
David A. B. Brown Director

/s/J. Samuel Butler	April 10, 2017
J. Samuel Butler Director

/s/Robert R. Gilmore	April 10, 2017
Robert R. Gilmore Director

/s/John T. Nesser III	April 10, 2017
John T. Nesser III Director

/s/Nelson Obus	April 10, 2017
Nelson Obus Director

/s/Alan P. Krusi
Alan P. Krusi Director	April 10, 2017