Form 10-Q
period 2017-04-30
LAYNE CHRISTENSEN CO
filed 2017-06-08
CIK 888504

6

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an “emerging growth company”. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 19,856,095 shares of common stock, $.01 par value per share, outstanding on June 1, 2017.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

Form 10-Q

For the QUARTERLY PERIOD ENDED April 30, 2017

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
(in thousands)	2017	2017
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,598	$69,000
Customer receivables, less allowance of $2,173 and $3,202, respectively	69,999	57,252
Costs and estimated earnings in excess of billings on uncompleted contracts	48,333	48,623
Inventories	20,180	18,697
Other	15,899	16,751
Current assets of discontinued operations	—	40,160
Total current assets	209,009	250,483
Property and equipment, net	101,985	96,985
Other assets:
Investment in affiliates	55,009	55,290
Goodwill	8,915	8,915
Restricted deposits	4,998	5,055
Other	12,799	13,293
Other assets of discontinued operations	—	6,130
Total other assets	81,721	88,683
Total assets	$392,715	$436,151

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$38,667	$41,146
Billings in excess of costs and estimated earnings on uncompleted contracts	19,001	19,160
Other current liabilities	65,564	64,052
Current liabilities of discontinued operations	—	20,580
Total current liabilities	123,232	144,938
Noncurrent liabilities:
Long-term debt	163,230	162,346
Accrued insurance	15,828	15,647
Deferred income taxes	3,957	4,199
Other	26,774	26,753
Total noncurrent liabilities	209,789	208,945
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 19,805 and 19,805 shares issued and outstanding, respectively	198	198
Capital in excess of par value	369,842	369,160
Accumulated deficit	(291,720)	(268,820)
Accumulated other comprehensive loss	(18,674)	(18,318)
Total Layne Christensen Company equity	59,646	82,220
Noncontrolling interests	48	48
Total equity	59,694	82,268
Total liabilities and equity	$392,715	$436,151

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended April 30,
	(unaudited)
(in thousands, except per share data)	2017	2016
Revenues	$111,507	$120,646
Cost of revenues (exclusive of depreciation and amortization, shown below)	(86,283)	(97,062)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	(17,640)	(21,559)
Depreciation and amortization	(6,484)	(5,958)
Gain on sale of fixed assets	612	135
Equity in earnings of affiliates	711	1,269
Restructuring costs	(428)	(64)
Interest expense	(4,200)	(4,246)
Other (expense) income, net	(163)	31
Loss from continuing operations before income taxes	(2,368)	(6,808)
Income tax expense	(1,050)	(1,213)
Net loss from continuing operations	(3,418)	(8,021)
Net loss from discontinued operations	(19,482)	(782)
Net loss	$(22,900)	$(8,803)
Loss per share information:
Loss per share from continuing operations - basic and diluted	$(0.17)	$(0.41)
Loss per share from discontinued operations - basic and diluted	(0.98)	(0.04)
Loss per share - basic and diluted	$(1.15)	$(0.45)
Weighted average shares outstanding - basic and dilutive	19,796	19,773

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months
	Ended April 30,
	(unaudited)
(in thousands)	2017	2016
Net loss	$(22,900)	$(8,803)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of taxes of $0.0 million for 2017 and 2016, respectively)	(356)	1,549
Other comprehensive (loss) income	(356)	1,549
Comprehensive loss	$(23,256)	$(7,254)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

				Retained	Accumulated	Total
			Capital In	Earnings	Other	Layne
	Common Stock		Excess of	(Accumulated	Comprehensive	Shareholders'	Noncontrolling
(in thousands)	Shares	Amount	Par Value	Deficit)	Loss	Equity	Interests	Total
Balance February 1, 2017	19,805	$198	$369,160	$(268,820)	$(18,318)	$82,220	$48	$82,268
Net loss	—	—	—	(22,900)	—	(22,900)	—	(22,900)
Other comprehensive loss	—	—	—	—	(356)	(356)	—	(356)
Share-based compensation	—	—	682	—	—	682	—	682
Balance April 30, 2017	19,805	$198	$369,842	$(291,720)	$(18,674)	$59,646	$48	$59,694

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended April 30,
	(unaudited)
(in thousands)	2017	2016
Cash flow from operating activities:
Net loss	$(22,900)	$(8,803)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	6,771	6,428
Bad debt expense	1,313	1,340
Loss on sale of discontinued operations	16,707	—
Deferred income taxes	(27)	365
Share-based compensation	682	1,247
Amortization of discount and deferred financing costs	1,098	1,020
Equity in earnings of affiliates	(711)	(1,269)
Dividends received from affiliates	1,005	1,091
Gain on sale of fixed assets	(616)	(145)
Changes in current assets and liabilities:
Customer receivables	(11,648)	(159)
Costs and estimated earnings in excess
of billings on uncompleted contracts	(741)	(6,863)
Inventories	(1,483)	1,121
Other current assets	585	221
Accounts payable and accrued expenses	(2,454)	(2,695)
Billings in excess of costs and
estimated earnings on uncompleted contracts	1,652	1,971
Other, net	1,011	(447)
Cash used in operating activities	(9,756)	(5,577)
Cash flow from investing activities:
Additions to property and equipment	(11,147)	(3,320)
Proceeds from sale of fixed assets	767	946
Proceeds from sale of business	5,804	—
Investment in foreign affiliate	(25)	—
Release of cash from restricted accounts	—	1,944
Cash used in investing activities	(4,601)	(430)
Cash flow from financing activities:
Payment of debt issuance costs	—	(3)
Principal payments under capital lease obligation	(2)	(26)
Cash used in financing activities	(2)	(29)
Effects of exchange rate changes on cash	(43)	316
Net decrease in cash and cash equivalents	(14,402)	(5,720)
Cash and cash equivalents at beginning of period	69,000	65,569
Cash and cash equivalents at end of period	$54,598	$59,849

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Accounting Policies and Basis of Presentation

Description of Business—Layne Christensen Company and subsidiaries (together, “Layne,” the “Company,” “we,” “our,” or “us”) is a global water management, infrastructure services and drilling company, providing responsible solutions to the world of essential natural resources – water, minerals and energy. We offer innovative, sustainable products and services with an enduring commitment to safety, excellence and integrity. We primarily operate in North America and South America. Our customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, oil and gas companies, power companies and agribusinesses. We have ownership interest in certain foreign affiliates operating in Latin America. See Note 7 to the Condensed Consolidated Financial Statements.

Fiscal Year—Our fiscal year end is January 31. References to fiscal years, or “FY2018” are to the twelve months ended January 31.

Investment in Affiliated Companies—Investments in affiliates (20% to 50% owned) in which we have the ability to exercise significant influence, but do not hold a controlling interest over operating and financial policies, are accounted for by the equity method. We evaluate our equity method investments for impairment at least annually or when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline.  During the three months ended April 30, 2017, with the extended downturn in the minerals market due to lower commodity prices for the past few years, we extended our review of our equity method investments for impairment. Based on such analysis, no indication of impairment existed as of April 30, 2017.

Principles of Consolidation—The Condensed Consolidated Financial Statements include our accounts and the accounts of all of our subsidiaries where we exercise control. For investments in subsidiaries that are not wholly-owned, but where we exercise control, the equity held by the minority owners and their portions of net income (loss) are reflected as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation.

Presentation—The unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted.  These Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 (“Annual Report”). We believe the Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods.  The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year.  In the Notes to Condensed Consolidated Financial Statements, all dollar amounts in tabulations are in thousands of dollars, unless otherwise indicated.

As discussed further in Note 9 to the Condensed Consolidated Financial Statements, during the first quarter of FY2018, we completed the sale of substantially all of the assets of our Heavy Civil business. The results of operations related to the Heavy Civil business have been classified as discontinued operations for all periods presented.  Unless noted otherwise, discussion in these Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

Additionally, as part of management’s continued analysis in connection with the Water Resources Business Performance Initiative, it was determined a better reflection of cost of revenues would be to include indirect project manager costs that historically have been presented in selling, general and administrative expenses. Indirect project manager costs are included in cost of revenues beginning with the first quarter of FY2018, and prior periods have been revised.   For the three months ended April 30, 2016, approximately $2.4 million of indirect costs are now included in cost of revenue.

Net gain on sale of fixed assets were previously reported in other (expense) income, net within the Condensed Consolidated Statement of Operations, rather than separately as part of income from operations or within cost of revenues as per SEC Regulation S-X guidance. We have corrected all periods presented in the accompanying Condensed Consolidated Statement of Operations. The change in presentation had no effect on net loss and does not affect the Condensed Consolidated Balance.

Business Segments—We currently report our financial results under three reporting segments consisting of Water Resources, Inliner, and Mineral Services. As noted above, during the first quarter of FY2018, we completed the sale of substantially all of the assets of our Heavy Civil business. The results of operations related to the Heavy Civil business have been classified as discontinued operations for all periods presented.  Unless noted otherwise, discussion in these Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

We report corporate expenses under the title “Unallocated Corporate.”  Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors.

Use of and Changes in Estimates—The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of assets and liabilities at the date of the Condensed Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty, and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements are appropriate, actual results could differ from those estimates.

Foreign Currency Transactions and Translation—In accordance with Accounting Standards Codification (“ASC”) Topic 830, “Foreign Currency Matters,” gains and losses resulting from foreign currency transactions are included in the Condensed Consolidated Statements of Operations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. The net foreign currency exchange differences resulting from these translations are reported in accumulated other comprehensive income (loss). Revenues and expenses are translated at average foreign currency exchange rates during the reporting period.

The cash flows and financing activities of our operations in Mexico are primarily denominated in U.S. dollars. Accordingly, these operations use the U.S. dollar as their functional currency.  Monetary assets and liabilities are remeasured at period end. Foreign currency exchange rates and nonmonetary items are measured at historical foreign currency exchange rates with exchange rate differences reported in the Condensed Consolidated Statement of Operations.

Net foreign currency transaction gains and losses were $(0.3) million and $0.1 million for the three months ended April 30, 2017 and 2016, respectively, and are recorded in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

Revenue Recognition—Revenues are recognized on large, long-term contracts meeting the criteria of ASC Topic 605-35 “Construction-Type and Production-Type Contracts” (“ASC Topic 605-35”), using the percentage-of-completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for these contracts using the percentage-of-completion method is such that refinements of the estimating process for changing conditions and new developments may occur and are characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revisions to costs and income and are recognized in the period in which the revisions become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which the facts that caused the revision become known. Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, we prepare updated estimates of cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Large changes in cost estimates on larger, more complex projects can have a material impact on our financial statements and are reflected in results of operations when they become known.

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

As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term contracts using the completed contract method. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses become known and reported in cost of revenues in the Condensed Consolidated Statements of Operations. We determine when short-term contracts are completed based on acceptance by the customer.

Revenues for drilling contracts within Mineral Services are primarily recognized in terms of the value of total work performed to date on the basis of actual footage or meterage drilled.

Revenues for direct sales of equipment and other ancillary products not provided in conjunction with the performance of other services are recognized at the date of delivery to, and acceptance by, the customer. Provisions for estimated warranty obligations are made in the period in which the sales occur.

Our revenues are presented net of taxes imposed on revenue-producing transactions with our customers, such as, but not limited to, sales, use, value-added and some excise taxes.

Inventories—In February 2017, we adopted ASU 2015-11 “Inventory – Simplifying the Measurement of Inventory” issued by the Financial Accounting Standards Board (the “FASB”) on July 22, 2015, on a prospective basis. As such, our April 30, 2017 inventories are valued at the lower of cost or net realizable value and our inventories at January 31, 2017 are valued at the lower of cost or market. Implementation did not result in a material difference in our reported inventory values.  Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of supplies and raw materials.  Supplies of $17.4 million and $16.4 million and raw materials of $2.8 million and $2.3 million were included in inventories in the Condensed Consolidated Balance Sheets as of April 30, 2017 and January 31, 2017, respectively.

Goodwill—In accordance with ASC Topic 350-20, “Intangibles – Goodwill and Other,” we are required to test for the impairment of goodwill on at least an annual basis. We conduct this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We believe at this time that the carrying value of goodwill is appropriate. As of April 30, 2017 and January 31, 2017, we had $8.9 million of goodwill which is all attributable to the Inliner reporting segment.

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

No impairments were indicated as of April 30, 2017.

Cash and Cash Equivalents—We consider investments with an original maturity of three months or less when purchased to be cash equivalents. Our cash equivalents are subject to potential credit risk. Our cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits— Restricted deposits consist of amounts associated with certain letters of credit for on-going projects, escrow funds related to a certain disposition, and judicial deposits associated with tax related legal proceedings in Brazil.

Allowance for Uncollectible Accounts Receivable—We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we make judgments about the credit worthiness of customers based on ongoing credit evaluations, and also consider a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection.

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

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at April 30, 2017 and January 31, 2017, because of the relatively short maturity of those instruments. See Note 5 to the Condensed Consolidated Financial Statements for fair value disclosures.

Litigation and Other Contingencies—We are involved in litigation incidental to our business, the disposition of which is not expected to have a material effect on our business, financial position, results of operations or cash flows. In addition, some of our contracts contain provisions that require payment of liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. In some of the cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers.  It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in our Condensed Consolidated Financial Statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, is disclosed. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case.

Income (loss) Per Share—Income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which we recognize net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (see Note 3 to the Condensed Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method.  Options to purchase 0.7 million and 1.0 million shares have been excluded from weighted average shares outstanding in the three months ended April 30, 2017 and 2016, respectively, as their effect was antidilutive. A total of 2.2 million and 2.0 million nonvested shares have been excluded from weighted average shares outstanding in the three months ended April 30, 2017, and 2016, respectively, as their effect was antidilutive.

Supplemental Cash Flow Information—The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Three Months Ended April 30,
(in thousands)	2017	2016
Income taxes paid	$490	$349
Income tax refunds	(46)	(141)
Interest paid	245	159
Noncash investing and financing activities:
Accrued capital additions	1,404	855

New Accounting Pronouncements—

In May 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-09, “Compensation – Stock Compensation (Topic 718),” this ASU provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This ASU is effective after December 15, 2017 with early adoption permitted with prospective application.  We are currently evaluating the impact of the adoption of this ASU and do not believe the effect will be material on our financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, ,“Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. As a public business that is an SEC filer, adoption of the amendments in this update are required for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating the impact of the adoption of this ASU and do not believe the effect will be material on our financial statements.

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This ASU was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Public business entities should apply the amendments in this update, prospectively, to annual periods beginning after December 15, 2017, including interim periods within those periods.  We are currently evaluating the impact of the adoption of this ASU and do not believe the effect will be material on our financial statements.

In March 2016, the FASB issued ASU 2016-09, “Stock Compensation,” which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods, and early adoption is permitted. We adopted of this ASU effective February 1, 2017.  Adoption did not have a material effect on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are preparing to implement changes to our accounting policies and controls, business processes and information systems to support the new accounting and disclosure requirements, which is effective for us beginning on February 1, 2019. We are currently evaluating the significance of adoption of this ASU and currently, based on our limited number of leases, we do not believe the effect will be material on our financial statements.

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers” on May 28, 2014 and issued the related Update 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” in December, 2016 with the same effective dates as ASU 2014-09. On August 12, 2015, the FASB issued ASU 2015-14, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. This guidance defines the steps to recognize revenue for entities that have contracts with customers as well as requiring significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from such contracts. We have completed our initial assessment of this ASU, where we determined the primary impact is the elimination of the completed contract method.  We are still reviewing our contract structure and systems to best reflect a business model that supports revenue recognition under the standards. We anticipate adopting the new guidance beginning on February 1, 2018 using the full retrospective method that will result in restatement of the comparative periods presented. We are preparing to implement changes to our accounting policies and controls, business processes and information systems to support the new revenue recognition and disclosure requirements. We are continuing to evaluate and quantify the potential impact that this ASU will have on our financial position and results of operations.

2. Property and Equipment

Property and equipment consisted of the following:

	April 30,	January 31,
(in thousands)	2017	2017
Land	$10,123	$10,037
Buildings	30,392	30,835
Machinery and equipment	331,027	323,280
Property and equipment, at cost	371,542	364,152
Less - Accumulated depreciation	(269,557)	(267,167)
Property and equipment, net	$101,985	$96,985

3. Indebtedness

Debt outstanding  was as follows:

	April 30,	January 31,
(in thousands)	2017	2017
4.25% Convertible Notes	$65,076	$64,387
8.0% Convertible Notes	98,149	97,952
Capitalized lease obligations	15	17
Less amounts representing interest	(1)	(1)
Total debt	163,239	162,355
Less current maturities of long-term debt	(9)	(9)
Total long-term debt	$163,230	$162,346

The following table presents the carrying value of the Convertible Notes :

	April 30,	January 31,
(in thousands)	2017	2017
4.25% Convertible Notes:
Carrying amount of the equity conversion component	$3,106	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500	$69,500
Unamortized deferred financing fees	(901)	(1,033)
Unamortized debt discount (1)	(3,523)	(4,080)
Net carrying amount	$65,076	$64,387

8.0% Convertible Notes:
Principal amount of the 8.0% Convertible Notes	$99,898	$99,898
Unamortized deferred financing fees	(1,749)	(1,946)
Net carrying amount	$98,149	$97,952
(1)	As of April 30, 2017, the remaining period over which the unamortized debt discount will be amortized is 18 months using an effective interest rate of 9.0%.

We utilize surety bonds to secure performance of a portion of our projects. As of April 30, 2017 and January 31, 2017, the amount of surety bonds outstanding was $216.0 million and $223.8 million, respectively, as measured by the expected amount of contract revenue remaining to be recognized on the projects.

4. Income Taxes

Income tax expense for continuing operations of $1.1 million was recorded in the three months ended April 30, 2017, compared to $1.2 million for the same period last year. We recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three months ended April 30, 2017.  Current period tax expense is primarily related to income in Mexico and withholding tax related to our dividends from our Latin American Affiliates. The effective tax rate for continuing operations for the three months ended April 30, 2017 was (44.3%) compared to (17.8%) for the same period last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the respective periods on current year losses.

After valuation allowances, we maintain no domestic net deferred tax assets and no net deferred tax assets from foreign jurisdictions. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future.

As of both April 30, 2017 and January 31, 2017, the total amount of unrecognized tax benefits recorded was $10.3 million of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $7.2 million due to settlements of audit issues. We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. We report income tax-related interest and penalties as a component of income tax expense. As of April 30, 2017 and January 31, 2017, the total amount of liability for income tax-related interest and penalties was $8.9 million and $8.7 million, respectively.

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

Our assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments held at fair value are presented below as of April 30, 2017, and January 31, 2017:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
April 30, 2017
Financial Assets:
Long term restricted deposits held at fair value	$4,998	$4,998	$—	$—
Contingent consideration receivable (1)	4,244	—	—	4,244
January 31, 2017
Financial Assets:
Long term restricted deposits held at fair value	$5,055	$5,055	$—	$—
Contingent consideration receivable (1)	4,244	—	—	4,244

(1) Contingent consideration receivable represents our share in the profits of one of the contracts assumed by the purchaser, as part of the sale of the Geoconstruction business on August 17, 2015. The amount was estimated based on the projected profits of the contract and is included in Other Assets in the Condensed Consolidated Balance Sheet. There have been no changes in the estimated fair value since the closing date of the sale agreement.

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

Convertible Notes— The Convertible Notes are measured using Level 1 inputs based upon observable quoted prices of the 4.25% Convertible Notes and the 8.0% Convertible Notes.

The following table summarized the carrying values and estimated fair values of the long-term debt:

	April 30, 2017		January 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.25% Convertible Notes	$65,076	$61,855	$64,387	$64,705
8.0% Convertible Notes	98,149	92,156	97,952	92,156

6. Equity-Based Compensation

We have an equity-based compensation plan that provides for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Compensation Committee. As of April 30, 2017, there were 13,855 shares available to be granted under the plan as stock options or restricted stock awards. We have the ability to issue shares under the plan either from new issuances or from treasury, although we have previously issued new shares and expect to continue to issue new shares in the future. We granted 248,446 restricted stock units and 277,799 performance restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the three months ended April 30, 2017.  All of the awards granted during the three month period ended April 30, 2017, may be settled in cash or shares at the Compensation Committee’s discretion except for 36,725 restricted stock units granted to the Board of Directors that are required to be settled in shares. It is the intention to settle all awards in shares.

We recognized compensation cost for equity-based compensation arrangements of $1.0 million and $1.2 million for the three months ended April 30, 2017 and 2016, respectively. Of these amounts, $0.9 million, for each the three months ended April 30, 2017 and 2016 related to non-vested stock.  The total income tax benefit recognized for equity-based compensation arrangements was $0.4 million and $0.5 million for the three months ended April 30, 2017 and 2016, respectively; however, as of April 30, 2017, no tax benefit is expected to be realized for equity-based compensation arrangements due to a full valuation allowance of our domestic deferred tax assets.

As of April 30, 2017, there was approximately $6.4 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years. As of April 30, 2017, total unrecognized compensation cost related to unvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.7 years.

A summary of nonvested share activity for the three months ended April 30, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2017	1,871,640	$5.00	$—
Granted - Restricted stock units	248,446	8.85
Granted - Performance shares	277,799	6.92
Vested	(13,495)	7.04
Forfeitures	(189,302)	5.84
Nonvested stock at April 30, 2017	2,195,088	$5.26	$17,495

A summary of stock option activity for the three months ended April 30, 2017, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2017	750,044	$14.54	6.5	$1,107
Forfeited	(1,809)	21.77
Outstanding at April 30, 2017	748,235	$14.52	6.3	$392

Exercisable at February 1, 2017	611,453	$15.43	6.2
Exercisable at April 30, 2017	609,644	$15.41	6.0	$392

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

Nonvested stock awards having service requirements only, are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Other nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) or the disability or the death of the executive and for equitable adjustment in the event of changes in our equity structure. We granted certain performance based nonvested stock awards during the three months ended April 30, 2017, which were valued using a Monte Carlo simulation model.

Assumptions used in the Monte Carlo simulation model for the three months ended April 30, 2017 were as follows:

Assumptions:	2017
Weighted-average fair value	$6.92
Weighted-average expected volatility	59.6%
Expected dividend yield	0.0%
Weighted-average risk free rate	1.5%

7. Investment in Affiliates

We have investments in affiliates that are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies.  Investment in affiliates may include other drilling related joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries, if applicable, and the percentages directly and indirectly owned by us are as follows as of April 30, 2017:

	Percentage Owned Directly	Percentage Owned Indirectly
Boyles Bros Servicios Tecnicos Geologicos S. A. (Panama)	50.00%
Boytec, S.A. (Panama)		50.00%
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)		50.00
Sondajes Colombia, S.A. (Columbia)		50.00
Mining Drilling Fluids (Panama)		25.00
Plantel Industrial S.A. (Chile)		50.00
Christensen Chile, S.A. (Chile)	50.00
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Centro Internacional de Formacion S.A. (Chile)		50.00
Geoestrella S.A. (Chile)		25.00
Diamantina Christensen Trading (Panama)	42.69
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boyles Bros., Diamantina, S.A. (Peru)	29.49
MDF S.A. (Chile)	25.00

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on our investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months
	Ended April 30,
(in thousands)	2017	2016
Income statement data:
Revenues	$36,120	$29,889
Gross profit	5,716	5,937
Operating income	1,840	2,378
Net income	1,754	2,523

8. Operating Segments

During the first quarter FY2018, we sold our Heavy Civil business. The operating results of the Heavy Civil business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion.  With the sale of the Heavy Civil business, we now manage and report our operations through three segments: Water Resources, Inliner, and Mineral Services.

Our segments are defined as follows:

Water Resources

Water Resources provides its customers with an array of water management solutions, including discovery and definition of water sources through hydrologic studies, water supply development through water well drilling and intake construction, and water delivery through pipeline and pumping infrastructure. Water Resources also brings technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and nuisance contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. Water Resources drills deep injection wells for industrial and municipal clients that need to dispose of wastewater associated with their processes. Water Resources also performs complete diagnostic and rehabilitation services for existing wells, pumps and related equipment, including conducting downhole closed circuit televideo inspections to investigate and resolve water well and pump performance problems. In addition, Water Resources constructs radial collector wells through its Ranney® Collector Wells technology, which is an alternative to conventional vertical wells and can be utilized to develop moderate to very high capacities of groundwater. Water Resources provides water systems and services in most regions of the U.S.

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

Mineral Services

Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Global mining companies engage Mineral Services to extract samples that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if a minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization expertise. Mine water management consists of vertical, large diameter wells for sourcing and dewatering; and horizontal drains for slope de-pressurization.  The primary markets are in the western U.S., Mexico, and South America. As discussed in Note 11 to the Condensed Consolidated Financial Statements, during FY2016, we implemented a plan to exit our operations in Africa and Australia. Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form its primary presence in Chile and Peru.

Financial information for our segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis that benefit all segments. These costs include expenses related to accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors.

Management evaluates segment performance based primarily on revenues and Adjusted EBITDA among other factors. Segment Adjusted EBITDA represents the segment’s share of consolidated income or loss from continuing operations before interest, taxes, depreciation and amortization, gain on sale of fixed assets, non-cash equity-based compensation, equity in earnings or losses of affiliates, certain non-recurring items such as restructuring costs and certain other gains or losses, plus dividends received from affiliates. We define Total Adjusted EBITDA, a non-GAAP financial measure, as the total of Adjusted EBITDA for all segments plus unallocated corporate expenses and other items/eliminations.  Adjusted EBITDA is included as a complement to results provided in accordance with GAAP because management believes this non-GAAP financial measure helps us understand and evaluate our operating performance and trends and provides useful information to both management and investors.  In addition, we use Adjusted EBITDA as a factor in incentive compensation decisions and our credit facility agreement uses measures similar to Adjusted EBITDA to measure compliance with certain covenants.

				Unallocated
Three Months Ended April 30, 2017	Water		Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Services	Expenses	Eliminations	Total
Revenues	$42,143	$47,408	$21,956	$—	$—	$111,507

(Loss) income from continuing operations before income taxes	$(2,411)	$6,462	$2,820	$(5,039)	$(4,200)	$(2,368)
Interest expense	—	—	—	—	4,200	4,200
Depreciation expense and amortization	3,057	1,517	1,686	224	—	6,484
Gain on sale of fixed assets	(374)	—	(238)	—	—	(612)
Non-cash equity-based compensation	85	56	60	818	—	1,019
Equity in earnings of affiliates	—	—	(711)	—	—	(711)
Restructuring costs	14	3	389	22	—	428
Other expense, net	98	35	15	15	—	163
Dividends received from affiliates	—	—	1,005	—	—	1,005
Adjusted EBITDA	$469	$8,073	$5,026	$(3,960)	$—	$9,608

				Unallocated
Three Months Ended April 30, 2016	Water		Mineral	Corporate	Other Items/
(in thousands)	Resources	Inliner	Services	Expenses	Eliminations	Total
Revenues	$61,950	$47,534	$11,255	$—	$(93)	$120,646

Income (loss) from continuing operations before income taxes	$300	$5,645	$(347)	$(8,160)	$(4,246)	$(6,808)
Interest expense	—	—	—	—	4,246	4,246
Depreciation expense and amortization	3,153	1,254	1,219	332	—	5,958
Loss (gain) on sale of fixed assets	359	7	(499)	(2)	—	(135)
Non-cash equity-based compensation	204	251	49	707	—	1,211
Equity in earnings of affiliates	—	—	(1,269)	—	—	(1,269)
Restructuring costs	—	—	64	—	—	64
Other expense (income), net	81	61	(257)	84	—	(31)
Dividends received from affiliates	—	—	1,091	—	—	1,091
Adjusted EBITDA	$4,097	$7,218	$51	$(7,039)	$—	$4,327

The following table summarizes revenue for our continuing operations, by major geographic area, for the three months ended April 30, 2017 and 2016:

	Three Months
	Ended April 30,
(in thousands)	2017	2016
Geographic Information
United States/Canada	$101,148	$115,032
Africa/Australia	—	151
South America	2,253	463
Mexico	8,106	5,000
Total revenues	$111,507	$120,646

9. Discontinued Operations

On April 30, 2017, we completed the sale of substantially all of the assets of the Heavy Civil business to Reycon Partners LLC (the "Buyer"), which is owned by a group of private investors, including members of the former Heavy Civil senior management team.  The sale purchase price was $10.1 million, less an estimate of the business’s working capital adjustment of $4.3 million and is subject to customary post-closing true-up.

The components of assets and liabilities of the Heavy Civil business classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

As of January 31,
(in thousands)	2017
Major classes of assets
Customer receivables	$13,731
Costs and estimated earnings in excess of billings on uncompleted contracts	22,970
Inventories	2,426
Other current assets	1,033
Total current assets of discontinued operations	40,160
Property and equipment, net	5,235
Other assets of discontinued operations	895
Total major classes of assets of discontinued operations	$46,290
Major classes of liabilities
Accounts payable	$16,963
Billings in excess of costs and estimated earnings on uncompleted contracts	3,530
Other current liabilities	87
Total current liabilities of discontinued operations	20,580
Total major classes of liabilities of discontinued operations	$20,580

The results of operations associated with the Heavy Civil business were as follows:

	Three Months
	Ended April 30,
(in thousands)	2017	2016
Revenue	$30,359	$39,093
Cost of revenues (exclusive of depreciation and amortization, shown below)	(25,674)	(35,718)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(7,129)	(3,280)
Depreciation and amortization	(287)	(470)
Gain on sale of fixed assets	4	10
Restructuring costs	(27)	(391)
Other expense items	(21)	(26)
Total operating loss on discontinued operations before income taxes	(2,775)	(782)
Income tax expense	—	—
Total operating loss on discontinued operations	(2,775)	(782)
Loss on sale of discontinued operations before income taxes	(16,707)	—
Income tax expense	—	—
Total loss on discontinued operations	$(19,482)	$(782)

We recorded a loss on sale of discontinued operations before income taxes of $16.7 million as of April 30, 2017, calculated as the difference between the net book value of the Heavy Civil business sold as a continuing operations of $21.2 million and cash consideration of $5.8 million, less cost to sell of $1.3 million.

At January 31, 2017, we performed an asset impairment test of the Heavy Civil reporting segment and no impairment was indicated.

Cash flow data relating to the Heavy Civil business is presented below:

	Three Months Ended	Three Months Ended
(in thousands)	April 30, 2017	April 30, 2016
Cash flow data:
Depreciation and amortization	$287	$470
Capital expenditures	226	93
Bad debt expense	1,595	299

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

Through one of our discontinued segments, Geoconstruction, was a subcontractor on the foundation for an office building in California in 2013 and 2014. Geoconstruction's work on the project was completed in September 2014.  Certain anomalies were subsequently discovered in the foundation’s structural concrete, which were remediated by the general contractor during 2015.  We have participated in discussions with the owner and the general contractor for the project regarding potential causes for the anomalies.  During FY2016, the owner, the general contractor and Layne submitted a claim to the project’s insurers to cover the cost of remedial work, which claim was denied on November 2, 2016. The owner and the general contractor have filed a legal proceeding against the insurers seeking coverage under the insurance policy.  Management does not believe that we are liable for any of the remediation costs related to this project.  As of the date of this report, no action has been filed against us.  Accordingly, no provision has been made in these interim Condensed Consolidated Financial Statements.

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

11. Restructuring Costs

During the second quarter of FY2017, we initiated a plan to reduce our cost structure and streamline our operations to improve our profitability in our Water Resources segment (“Water Resources Business Performance Initiative”). The Water Resources Business Performance Initiative involves cost rationalization, increased standardization of functions such as sales, pricing and estimation, disposal of underutilized assets, and process improvements to drive efficiencies. We estimate remaining amounts to be incurred for the Water Resources Business Performance Initiative of less than $0.1 million.

We continued the implementation of our FY2016 Restructuring Plan during the three months ended April 30, 2017.  This plan involves the exit of our operations in Africa and Australia and other actions to support our strategic focus of simplifying the business and building on our capabilities in water (“FY2016 Restructuring Plan”).  In FY2018, we have incurred costs supporting this strategic focus, recognizing less than $0.4 million of restructuring expenses for the three months ended April 30, 2017. The FY2016 Restructuring Plan costs for the three months ended April 30, 2017 related primarily to our Mineral Services segment.   We estimate remaining amounts to be incurred for the FY2016 Restructuring Plan of to be less than $0.1 million.

The following table summarizes the carrying amount of the accrual for the restructuring plans discussed above:

	Severance
	and other
	personnel-
	related
(in thousands)	costs	Other	Total

Balance at January 31, 2017	$669	$170	$839
Restructuring Costs
Water Resources Business Performance Initiative	—	14	14
FY2016 Restructuring Plan	46	368	414
Total restructuring costs	46	382	428
Cash expenditures	(353)	(518)	(871)
Balance at April 30, 2017	$362	$34	$396

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases that convey the uncertainty of future events or outcomes. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: estimates and assumptions regarding our strategic direction and business strategy, the timely and effective execution of turnaround strategy for Water Resources, the extent and timing of a recovery in the mining industry, prevailing prices for various commodities, longer term weather patterns, unanticipated slowdowns in our major markets, the availability of credit, the risks and uncertainties normally incident to our infrastructure services industries, the impact of competition, the effect of any deregulation or other initiatives by the Trump Administration, the effectiveness of operational changes expected to reduce operating expenses and increase efficiency, productivity and profitability, the availability of equity or debt capital needed for our business, including the refinancing of our existing indebtedness as it matures, worldwide economic and political conditions and foreign currency fluctuations that may affect our results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. Please see Part I, Item 1A, Risk Factors in our Annual Report for an additional discussion. Many of the factors that will impact our risk factors are beyond our ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and the related notes included in Part I, Item 1 in this Form 10-Q, as well as our consolidated financial statements included in the Annual Report. As used herein, phrases such as the “Company,” “we,” “our,” and “us” are intended to refer to Layne Christensen Company when used.

We are a global water management, infrastructure services and drilling company. We primarily operate in North America and South America. We manage and report our operations through three segments: Water Resources, Inliner and Mineral Services. Our operations are cyclical and subject to seasonality. Drilling and infrastructure services activities and revenues tend to decrease in November through January.

Recent Developments

During the first quarter FY2018, we sold our Heavy Civil business. The operating results of the Heavy Civil business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented.  See Note 9 to the Condensed Consolidated Financial Statements for further discussion.  The sale of the Heavy Civil business closed on April 30, 2017.

Additionally, as part of management’s continued analysis in connection with the Water Resources Business Performance Initiative, it was determined a better reflection of cost of revenues would be to include indirect project manager costs that historically have been presented in selling, general and administrative expenses. Indirect project manager cost are included in cost of revenues beginning with the first quarter of FY2018, and prior periods have been revised.  For the three months ended April 30, 2016, approximately $2.4 million of indirect costs are now included in cost of revenue.

Consolidated Results of Operations – Three Months Ended April 30, 2017 and 2016

Revenues declined 7.6% to $111.5 million, for the three months ended April 30, 2017, from $120.6 million for the same period last year, primarily due to reduced Water Resources’ drilling activity in the western U.S. partially offset by an increase in Mineral Services’ exploration drilling activity, primarily in the western U.S. and Mexico.

Cost of revenues (exclusive of depreciation and amortization) decreased $10.8 million, to $86.3 million (77.4% of revenues) for the three months ended April 30, 2017, from $97.1 million (80.5% of revenues) for the same period last year. Cost of revenues as a percentage of revenues for the three months ended April 30, 2017 decreased from the prior year primarily due to improved margins in Inliner and Mineral Services.

Selling, general and administrative expenses decreased $3.9 million, or 18.2%, to $17.6 million for the three months ended April 30, 2017. The decrease was primarily due to reduced unallocated corporate overhead costs, which included lower legal and professional fees and compensation related expenses.

Depreciation and amortization increased $0.5 million, or 8.8%, to $6.5 million for the three months ended April 30, 2017 primarily due to higher capital expenditures over the past year.

Equity in earnings of affiliates decreased to earnings of $0.7 million for the three months ended April 30, 2017, as compared to earnings of $1.3 million during the same period last year.

Restructuring costs of $0.4 million were recorded for the three months ended April 30, 2017, compared to $0.1 million for the same period last year, primarily related to finalizing tax issues and exit costs in Africa and Australia.

Income tax expense from continuing operations of $1.1 million was recorded for the three months ended April 30, 2017, compared to $1.2 million for the same period last year. Current period tax expense is primarily related to income in Mexico and withholding tax related to our dividends from our Latin American Affiliates.  We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The effective tax rate for the three months ended April 30, 2017 was (44.3%), compared to (17.8%) for the same period last year. The difference between the effective tax rate and the statutory tax rate resulted primarily from a valuation allowance recorded during the period on current year losses.

Net loss from discontinued operations of $19.5 million was recorded for the three months ended April 30, 2017, related to the loss on sale of our Heavy Civil business.

Segment Operating Results – Three Months Ended April 30, 2017 and 2016

Water Resources

	Three Months
	Ended April 30,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$42,143	$61,950	$(19,807)	(32.0)%
Adjusted EBITDA	469	4,097	(3,628)	(88.6)
Adjusted EBITDA as a percentage of revenues	1.1%	6.6%	n/m	n/m

n/m – not meaningful

Revenues for Water Resources decreased during the three months ended April 30, 2017 primarily due to reduced activity in agricultural drilling projects in the western U.S. stemming from increased precipitation in the region.

The decrease in Adjusted EBITDA for the three months ended April 30, 2017 was primarily due to reduced drilling activity in the western U.S.

Inliner

	Three Months
	Ended April 30,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$47,408	$47,534	$(126)	(0.3)%
Adjusted EBITDA	8,073	7,218	855	11.8
Adjusted EBITDA as a percentage of revenues	17.0%	15.2%	n/m	n/m

n/m – not meaningful

Revenues for Inliner during the three months ended April 30, 2017, were relatively flat as compared to the prior year period.

The increase in Adjusted EBITDA for the Inliner segment as compared to the prior year period reflects improved results across most operating regions.  The increase in Adjusted EBITDA for the Inliner segment as a percentage of revenues was primarily attributable to a higher mix of self-performed work and increased crew efficiency in the current quarter as compared to the prior year period.

Mineral Services

	Three Months
	Ended April 30,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$21,956	$11,255	$10,701	95.1%
Adjusted EBITDA	5,026	51	4,975	n/m
Adjusted EBITDA as a percentage of revenues	22.9%	0.5%	n/m	n/m

n/m – not meaningful

Revenues for Mineral Services were almost double the prior year period due to increased activity in the western U.S., Mexico and Brazil.

The increase in Adjusted EBITDA for the three months ended April 30, 2017 was primarily due to significantly increased activity and profitability in the western U.S. and Mexico, compared to the prior year period.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA were $4.0 million for the three months ended April 30, 2017, compared to $7.0 million for the same period last year. The improvement was primarily due to a reduction in legal and professional fees, consulting fees and compensation related expenses.

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

Our backlog at April 30, 2017, was $172.2 million compared to $166.6 million at January 31, 2017 and are reasonably expected to be completed during the next twelve months.

			Revenues Recognized
	Backlog at	New Business	during three months ended	Backlog at	Backlog at
(in millions)	January 31, 2017	Awarded(1)	April 30, 2017	April 30, 2017	April 30, 2016
Water Resources	$49.2	$55.2	$42.1	$62.3	$91.7
Inliner	117.4	39.9	47.4	109.9	121.8
Total	$166.6	$95.1	$89.5	$172.2	$213.5

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

As of April 30, 2017, our total liquidity was $121.5 million, consisting of Excess Availability under our asset-based credit facility and total cash and cash equivalents. Our cash and cash equivalents as of April 30, 2017, were $54.6 million, compared to $69.0 million and $59.8 million as of January 31, 2017 and April 30, 2016, respectively.  Of our cash and cash equivalents, amounts held by foreign subsidiaries as of April 30, 2017, January 31, 2017 and April 30, 2016 were $4.9 million, $8.2 million and $9.9 million, respectively. No amounts held by foreign subsidiaries at April 30, 2017 could be subject to repatriation restrictions. If the cash held at our foreign subsidiaries is repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. As a consequence of our exit from operations in Africa and Australia, we intend to bring back any remaining residual cash to the U.S. through intercompany debt repayment. We believe the cash remitted from our subsidiaries in Africa and Australia would not result in a repatriation of earnings and therefore will not result in a U.S. tax liability. With respect to our remaining foreign subsidiaries in Mexico, Canada and South America, other than the periodic payment of dividends by these subsidiaries, it is our intention to permanently reinvest their earnings and our current plans do not demonstrate a need to repatriate any earnings to fund our U.S. operations.

Our working capital as of April 30, 2017 was $85.8 million and $105.5 million as of January 31, 2017.  Adjusted Working Capital (working capital excluding cash and cash equivalents of $54.6 million at April 30, 2016 and $69.0 million at January 31, 2017), decreased $5.3 million to $31.2 million as of April 30, 2017 from $36.5 million as of January 31, 2017. We use Adjusted Working Capital to assist in assessing performance of the organization.

Cash Flows

Cash used in operating activities was $9.8 million for the three months ended April 30, 2017, compared to $5.6 million for the three months ended April 30, 2016.  This was primarily due to a decline in operating results and working capital, partially offset by the loss on discontinued operations during the three months ended April 30, 2017.

Cash used in investing activities was $4.6 million for the three months ended April 30, 2017, compared to $0.4 million for the three months ended April 30, 2016.  The change was primarily due to an increase in capital expenditures of $7.8 million compared to the prior year period, partially offset by proceeds from the sale of the Heavy Civil business during the three months ended April 30, 2017.

Financing Agreements

Below is a summary of certain provisions of our credit facility and debt instruments. For more information about our indebtedness, see Note 3 to the Condensed Consolidated Financial Statements and Note 5 to the Consolidated Financial Statements included in our Annual Report.

4.25% Convertible Senior Notes due 2018. We have outstanding $69.5 million in aggregate principal amount of our 4.25% Convertible Notes as of April 30, 2017. The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year.  The 4.25% Convertible Notes mature on November 15, 2018, unless earlier repurchased, redeemed or converted.  The 4.25% Convertible Notes are contingently convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018.

The initial conversion rate was 43.6072 shares of our common stock per $1,000 principal amount of 4.25% Convertible Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of our common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with a “fundamental change” (as defined in our 4.25% Convertible Notes Indenture) or our call of the 4.25% Convertible Notes for redemption.

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

8.0% Senior Secured Second Lien Convertible Notes. We have outstanding $99.9 million in aggregate principal amount of our 8.0% Convertible Notes as of April 30, 2017. The 8.0% Convertible Notes, issued pursuant to the 8.0% Convertible Notes Indenture, bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

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

The initial conversion rate was 85.4701 shares of our common stock per $1,000 principal amount of 8.0% Convertible Notes (equivalent to an initial conversion price of approximately $11.70 per share of our common stock). The conversion rate is subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with a “fundamental change” (as defined in our 8.0% Convertible Notes Indenture) or our call of the 8.0% Convertible Notes for redemption.

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

Asset-based revolving credit facility. As of April 30, 2017, availability under our asset-based credit facility was $94.8 million, with outstanding letters of credit amounting to $27.7 million, leaving Excess Availability of approximately $66.9 million.

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

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a Covenant Compliance Period (as defined in the asset-based facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days. We  must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during any fiscal quarter ending from July 31, 2014 through April 30, 2017.

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

If we are unable to refinance or restructure our Convertible Notes before May 15, 2018, our asset-based credit facility will become due on that date.  As of April 30, 2017, we have $27.7 million of outstanding letters of credit, which if the asset-based credit facility became due, the letters of credit would be secured by operating cash.  While we believe we can refinance or restructure our 4.25% Convertible Notes before August 15, 2018, if we are unable, our 8.0% Convertible Notes will become due on that date. We may not have sufficient capital resources to repay all of our indebtedness at that time, which could result in a default under all of our indebtedness.

Management believes that it has the ability to implement and execute measures so that we will continue to have sufficient and adequate funds to meet our anticipated liquidity needs for the next twelve months.  Further, we are in compliance with our covenants related to all of our outstanding indebtedness as of April 30, 2017, and expect to remain in compliance with those covenants during the next twelve months.

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

Interest Rate Risk

We centrally manage our debt portfolio considering overall financing strategies and tax consequences. A description of our debt is included in Note 3 to the Condensed Consolidated Financial Statements in this Form 10-Q. As of April 30, 2017, an instantaneous change in interest rates of one percentage point would impact our annual interest expense by approximately $1.6 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in foreign currency exchange rates. Currently, our primary international operations are in Mexico, Canada and South America. Our affiliates also operate in Latin America. The operations are described in Notes l and 2 of the Notes to Consolidated Financial Statements appearing in our Annual Report and Notes 7 and 8 of the Condensed Consolidated Financial Statements included in this Form 10-Q. The majority of our contracts in Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, we have historically not hedged our foreign currency exchange risk. As of April 30, 2017, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, translation of the income statements of our international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately less than $0.1 million for the three months ended April 30, 2017. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in our financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of April 30, 2017, conducted under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 10 to our Condensed Consolidated Financial Statements entitled “Contingencies,” which is incorporated in this item by reference.

ITEM 1A. Risk Factors

Reference is made to Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 for information concerning risk factors.

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

2.1*

Asset Purchase Agreement, dated February 8, 2017, by and among Layne Christensen Company and certain subsidiaries, as Sellers, and Reycon Partners, LLC, as Buyer (filed as Exhibit 2.1 to Layne’s Form 10-K filed April 10, 2017, and incorporated herein by this reference).

2.2*

Amendment No. 1 to Asset Purchase Agreement, dated March 20, 2017, by and among Layne Christensen Company and certain subsidiaries, as Sellers, and Reycon Partners, LLC, as Buyer (filed as Exhibit 2.2 to Layne’s Form 8-K filed May 4, 2017, and incorporated herein by this reference).

2.3*

Amendment No. 2 to Asset Purchase Agreement, dated April 28, 2017, by and among Layne Christensen Company and certain subsidiaries, as Sellers, and Reycon Partners, LLC, as Buyer  (filed as Exhibit 2.3 to Layne’s Form 8-K filed May 4, 2017, and incorporated herein by this reference).

10.1	Amended and Restated 2006 Equity Incentive Plan (filed as Exhibit 10.1 to Layne’s Form 8-K filed June 2, 2017, and incorporated herein by this reference).

31.1	Section 302 Certification of Chief Executive Officer of the Company.

31.2	Section 302 Certification of Chief Financial Officer of the Company.

32.1	Section 906 Certification of Chief Executive Officer of the Company.

32.2	Section 906 Certification of Chief Financial Officer of the Company.

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Layne Christensen Company undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

* * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: June 8, 2017	/s/ Michael J. Caliel
Michael J. Caliel,
President and Chief Executive Officer

DATE: June 8, 2017	/s/ J. Michael Anderson
J. Michael Anderson,
Senior Vice President and Chief Financial Officer

DATE: June 8, 2017	/s/ Lisa Curtis
Lisa Curtis,
Vice President and Chief Accounting Officer