Form 10-Q
period 2017-07-31
LAYNE CHRISTENSEN CO
filed 2017-09-11
CIK 888504

06

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2017

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

There were 19,881,952 shares of common stock, $.01 par value per share, outstanding on August 25, 2017.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

Form 10-Q

For the QUARTERLY PERIOD ENDED July 31, 2017

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
(in thousands)	2017	2017
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,175	$69,000
Customer receivables, less allowance of $2,328 and $3,202, respectively	71,184	57,252
Costs and estimated earnings in excess of billings on uncompleted contracts	54,613	48,623
Inventories	21,035	18,697
Other	14,037	16,751
Current assets of discontinued operations	—	40,160
Total current assets	195,044	250,483
Property and equipment, net	112,460	96,985
Other assets:
Investment in affiliates	55,020	55,290
Goodwill	8,915	8,915
Other intangible assets, net	3,654	1,779
Other	16,333	16,569
Other assets of discontinued operations	—	6,130
Total other assets	83,922	88,683
Total assets	$391,426	$436,151

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$46,520	$41,146
Billings in excess of costs and estimated earnings on uncompleted contracts	15,874	19,160
Other current liabilities	64,105	64,052
Current liabilities of discontinued operations	—	20,580
Total current liabilities	126,499	144,938
Noncurrent liabilities:
Long-term debt	164,137	162,346
Self-insurance reserve	14,471	15,647
Deferred income taxes	3,919	4,199
Other	26,424	26,753
Total noncurrent liabilities	208,951	208,945
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 19,882 and 19,805 shares issued and outstanding, respectively	199	198
Capital in excess of par value	370,666	369,160
Accumulated deficit	(296,626)	(268,820)
Accumulated other comprehensive loss	(18,311)	(18,318)
Total Layne Christensen Company equity	55,928	82,220
Noncontrolling interests	48	48
Total equity	55,976	82,268
Total liabilities and equity	$391,426	$436,151

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2017	2016	2017	2016
Revenues	$126,160	$123,635	$237,667	$244,281
Cost of revenues (exclusive of depreciation and amortization, shown below)	(98,869)	(100,474)	(185,152)	(197,536)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	(19,040)	(18,070)	(36,680)	(39,629)
Depreciation and amortization	(6,373)	(6,527)	(12,857)	(12,485)
Gain (loss) on sale of fixed assets	420	(46)	1,032	89
Equity in earnings of affiliates	1,015	458	1,726	1,727
Restructuring costs	(827)	(1,001)	(1,255)	(1,065)
Interest expense	(4,237)	(4,209)	(8,437)	(8,455)
Other income, net	229	80	66	111
Loss from continuing operations before income taxes	(1,522)	(6,154)	(3,890)	(12,962)
Income tax (expense) benefit	(613)	741	(1,663)	(472)
Net loss from continuing operations	(2,135)	(5,413)	(5,553)	(13,434)
Net (loss) income from discontinued operations	(2,771)	103	(22,253)	(679)
Net loss	$(4,906)	$(5,310)	$(27,806)	$(14,113)
Loss per share information:
Loss per share from continuing operations - basic and diluted	$(0.11)	$(0.27)	$(0.28)	$(0.68)
(Loss) income per share from discontinued operations - basic and diluted	(0.14)	0.01	(1.12)	(0.03)
Loss per share - basic and diluted	$(0.25)	$(0.26)	$(1.40)	$(0.71)
Weighted average shares outstanding - basic and dilutive	19,858	19,790	19,827	19,782

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months		Six Months
	Ended July 31,		Ended July 31,
	(unaudited)		(unaudited)
(in thousands)	2017	2016	2017	2016
Net loss	$(4,906)	$(5,310)	$(27,806)	$(14,113)
Other comprehensive income:
Foreign currency translation adjustments (net of taxes of $0.0 and $0.1 million for 2017 and 2016, respectively)	363	392	7	1,941
Other comprehensive income	363	392	7	1,941
Comprehensive loss	$(4,543)	$(4,918)	$(27,799)	$(12,172)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

				Retained	Accumulated	Total
			Capital In	Earnings	Other	Layne
	Common Stock		Excess of	(Accumulated	Comprehensive	Shareholders'	Noncontrolling
(in thousands)	Shares	Amount	Par Value	Deficit)	Income (Loss)	Equity	Interests	Total
Balance February 1, 2017	19,805	$198	$369,160	$(268,820)	$(18,318)	$82,220	$48	82,268
Net loss	—	—	—	(27,806)	—	(27,806)	—	(27,806)
Other comprehensive income	—	—	—	—	7	7	—	7
Issuance of stock for vested restricted stock units	75	1	(1)	—	—	—	—	—
Shares purchased and subsequently cancelled	(23)	—	(178)	—	—	(178)	—	(178)
Issuance of stock upon exercise of options	25	—	205	—	—	205	—	205
Equity-based compensation	—	—	1,480	—	—	1,480	—	1,480
Balance July 31, 2017	19,882	$199	$370,666	$(296,626)	$(18,311)	$55,928	$48	$55,976

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Six Months Ended July 31,
	(unaudited)
(in thousands)	2017	2016
Cash flow from operating activities:
Net loss	$(27,806)	$(14,113)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	13,144	13,382
Bad debt expense	1,509	1,334
Loss on sale of discontinued operations	19,025	—
Deferred income taxes	(78)	(28)
Equity-based compensation	1,480	2,092
Amortization of discount and deferred financing costs	2,221	2,072
Equity in earnings of affiliates	(1,726)	(1,727)
Dividends received from affiliates	2,010	2,438
Gain on sale of fixed assets	(1,036)	(253)
Interest earned on restricted deposits	(478)	—
Changes in current assets and liabilities:
Customer receivables	(12,959)	(1,418)
Costs and estimated earnings in excess
of billings on uncompleted contracts	(7,020)	(514)
Inventories	(2,320)	835
Other current assets	2,471	356
Accounts payable and accrued expenses	2,383	(8,851)
Billings in excess of costs and
estimated earnings on uncompleted contracts	(1,474)	3,573
Other, net	368	(1,490)
Cash used in operating activities	(10,286)	(2,312)
Cash flow from investing activities:
Capital Expenditures	(29,252)	(7,731)
Proceeds from sale of fixed assets	1,196	1,484
Proceeds from sale of business	3,468	—
Investment in foreign affiliate	(25)	—
Release of cash from restricted accounts	—	1,944
Cash used in investing activities	(24,613)	(4,303)
Cash flow from financing activities:
Payment of debt issuance costs	—	(8)
Principal payments under capital lease obligation	(16)	(60)
Issuance of stock upon exercise of stock options	205	—
Shares purchased and subsequently cancelled	(178)	—
Cash provided by (used in) financing activities	11	(68)
Effects of exchange rate changes on cash	63	55
Net decrease in cash and cash equivalents	(34,825)	(6,628)
Cash and cash equivalents at beginning of period	69,000	65,569
Cash and cash equivalents at end of period	$34,175	$58,941

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Accounting Policies and Basis of Presentation

Description of Business—Layne Christensen Company and its subsidiaries (together, “Layne,” the “Company,” “we,” “our,” or “us”) is a global water management, infrastructure services and drilling company, providing responsible solutions to the world of essential natural resources – water, minerals and energy. We offer innovative, sustainable products and services with an enduring commitment to safety, excellence and integrity. We primarily operate in North America and South America. Our customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, oil and gas companies, power companies and agribusinesses. We have ownership interest in certain foreign affiliates operating in Latin America. See Note 7 to the Condensed Consolidated Financial Statements.

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

As discussed further in Note 9 to the Condensed Consolidated Financial Statements, during the first quarter of FY2018, we completed the sale of substantially all of the assets of our Heavy Civil business. The results of operations related to the Heavy Civil business, including the final working capital adjustment, have been classified as discontinued operations for all periods presented.  Unless noted otherwise, discussion in these Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

Additionally, as part of management’s continued analysis in connection with the Water Resources Business Performance Initiative, we determined a better reflection of cost of revenues would be to include indirect project manager costs that historically have been presented in selling, general and administrative expenses. Indirect project manager costs are included in cost of revenues beginning with the first quarter of FY2018, and prior periods have been revised.   For the three and six months ended July 31, 2016, approximately $2.3 million and $4.7 million, respectively, of these indirect project manager costs are now included in cost of revenue.

Net gain on sale of fixed assets were previously reported in other income (expense), net within the Condensed Consolidated Statement of Operations, rather than separately as part of income (loss) from operations or within cost of revenues as per SEC Regulation S-X guidance. We have corrected all periods presented in the accompanying Condensed Consolidated Statement of Operations. The change in presentation had no effect on net loss and does not affect the Condensed Consolidated Balance.

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

Net foreign currency transaction gains (losses) were $0.1 million and ($0.2) million for the three and six months ended July 31, 2017, respectively, and less than ($0.1) million, for each of the three and six months ended July 31, 2016 and are recorded in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

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

Revenues for drilling contracts within Mineral Services are primarily recognized in terms of the value of total work performed to date on the basis of actual footage drilled, meterage drilled or services performed.

Revenues for direct sales of equipment and other ancillary products not provided in conjunction with the performance of other services are recognized at the date of delivery to, and acceptance by, the customer.

Our revenues are presented net of taxes imposed on revenue-producing transactions with our customers, such as, but not limited to, sales, use, value-added and some excise taxes.

Inventories—In February 2017, we adopted Accounting Standards Update (“ASU”) 2015-11 “Inventory – Simplifying the Measurement of Inventory” issued by the Financial Accounting Standards Board (the “FASB”) on July 22, 2015, on a prospective basis. As such, our July 31, 2017 inventories are valued at the lower of cost or net realizable value and our inventories at January 31, 2017 are valued at the lower of cost or market. Implementation did not result in a material difference in our reported inventory values.  Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method, which approximates FIFO. Inventories consist primarily of supplies and raw materials.  Supplies of $18.2 million and $16.4 million and raw materials of $2.8 million and $2.3 million were included in inventories in the Condensed Consolidated Balance Sheets as of July 31, 2017 and January 31, 2017, respectively.

Goodwill—In accordance with ASC Topic 350-20, “Intangibles – Goodwill and Other,” we are required to test for the impairment of goodwill on at least an annual basis. We conduct this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We believe at this time that the carrying value of goodwill is appropriate. As of July 31, 2017 and January 31, 2017, we had $8.9 million of goodwill which is all attributable to the Inliner reporting segment.

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

No impairments were indicated as of July 31, 2017.

Cash and Cash Equivalents—We consider investments with an original maturity of three months or less when purchased to be cash equivalents. Our cash equivalents are subject to potential credit risk. Our cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value.

Restricted Deposits—Restricted deposits consist of amounts associated with certain letters of credit for on-going projects, escrow funds related to a certain disposition, and judicial deposits associated with tax related legal proceedings in Brazil.

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

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at July 31, 2017 and January 31, 2017, because of the relatively short maturity of those instruments. See Note 5 to the Condensed Consolidated Financial Statements for fair value disclosures.

Liquidity and Capital Resources—In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Under this standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about an entity’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been committed and/or approved before the date that the financial statements are issued. We adopted this standard in the fourth quarter of the fiscal year ended January 31, 2017. The accompanying financial statements have been prepared in conformity with GAAP, which contemplates Layne’s continuation as a going concern.

Our debt structure currently consists of the following:

Credit Facility

•

a $100 million senior secured asset-based facility that is due on April 14, 2019. As of July 31, 2017, there are no outstanding borrowings on the facility although $26.6 million of letters of credits have been issued under the facility. The maturity date for the asset-based credit facility will accelerate to May 15, 2018, if the following have not occurred on or before such date:

•	With respect to the 4.25% Convertible Notes, either
o	all of the 4.25% Convertible Notes are converted,
o	the maturity date for the 4.25% Convertible Notes (or any permitted refinancing indebtedness) is extended to a date after October 15, 2019, or
o	the 4.25% Convertible Notes are redeemed, repurchased, otherwise retired, or discharged in accordance with their terms, and
•	With respect to the 8.0% Convertible Notes, either
o	all of the 8.0% Convertible Notes are converted, or
o	the maturity date of the 8.0% Convertible Notes (or any permitted refinancing indebtedness) is extended to a date after October 15, 2019.

We believe we can extend, expand or replace our asset-based facility by May 15, 2018. If we are unable to do so, we could support the outstanding letters of credit with existing cash or other collateral.

Convertible Notes

•	$69.5 million of 4.25% Convertible Notes that are due on November 15, 2018.

•

$99.9 million of 8.0% Convertible Notes that are due on May 1, 2019. However, if the 4.25% Convertible Notes have not been redeemed, repurchased, otherwise retired, or discharged in accordance with their terms or converted into our common stock, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness) has not been extended to a date that is after October 15, 2019, then the 8.0% Convertible Notes will mature on August 15, 2018.

With respect to our 4.25% Convertible Notes, we have retained advisors to assist us in evaluating alternatives and engaging in discussions with financing sources to refinance or extend our debt to a date beyond October 15, 2019, and eliminate the accelerating maturity provisions of the 8.0% Convertible Notes.  We believe the refinance or extension of our debt is likely based on current on-going discussions with existing and new potential lenders and our improving financial performance and credit quality. Although we believe these refinancing options are viable and likely, because our plans to refinance or restructure our debt have not been finalized, and therefore are not in our control (in part, due to the fact that neither of our Convertible Notes can be prepaid or have redemption provisions prior to February 2018), these plans are not considered probable under the new standard. Consequently, per the standard, these conditions, in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are filed.

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

Income (loss) Per Share—Income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which we recognize net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (see Note 3 to the Condensed Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method.  Options to purchase 0.7 million shares have been excluded from weighted average shares outstanding in the three and six months ended July 31, 2017, respectively, as their effect was antidilutive. A total of 2.1 million nonvested shares have been excluded from weighted average shares outstanding in the three and six months ended July 31, 2017, respectively, as their effect was antidilutive. Options to purchase 0.9 million shares have been excluded from weighted average shares outstanding in the three and six months ended July 31, 2016, respectively, as their effect was antidilutive. A total of 1.9 million nonvested shares have been excluded from weighted average shares outstanding in the three and six months ended July 31, 2016, respectively, as their effect was antidilutive.

Supplemental Cash Flow Information—The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Six Months Ended July 31,
(in thousands)	2017	2016
Income taxes paid	$703	$514
Income tax refunds	(106)	(171)
Interest paid	6,090	6,086
Noncash investing and financing activities:
Accrued capital additions	3,617	2,772

New Accounting Pronouncements—In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718),” this ASU provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This ASU is effective after December 15, 2017 with early adoption permitted with prospective application.  We are currently evaluating the impact of the adoption of this ASU and do not believe the effect will be material on our financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. As a public business, adoption of the amendments in this update are required, prospectively, for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for testing dates after January 1, 2017. We believe the adoption of this ASU will not have a material impact on our financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business”. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This ASU was issued to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Public business entities should apply the amendments in this update, prospectively, to annual periods beginning after December 15, 2017, including interim periods within those periods.  We believe the adoption of this ASU will not have a material impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are preparing to implement changes to our accounting policies and controls, business processes and information systems to support the new accounting and disclosure requirements, which is effective for us beginning on February 1, 2019. We are currently evaluating the significance of adoption of this ASU and currently, based on our limited number of leases, we do not believe the effect will be material on our financial statements.

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

The collective guidance in these ASUs define the steps to recognize revenue for entities that have contracts with customers as well as requiring significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from such contracts. We have completed our initial assessment of the guidance, where we determined the primary impact is the elimination of the completed contract method.  We have reviewed our contract structure and will begin training for changes in how to account for our customers contracts under the new guidance. We anticipate adopting the new guidance beginning on February 1, 2018 using the full retrospective method that will result in restatement of the comparative periods presented. We are preparing to implement changes to our accounting policies and controls, business processes and information systems to support the new revenue recognition and disclosure requirements. We are continuing to evaluate and quantify the potential impact that these ASUs will have on our financial position and results of operations.

2. Property and Equipment

Property and equipment consisted of the following:

	July 31,	January 31,
(in thousands)	2017	2017
Land	$11,862	$10,037
Buildings and improvements	31,819	30,835
Machinery, equipment and pipeline	342,426	323,280
Property and equipment, at cost	386,107	364,152
Less - Accumulated depreciation	(273,647)	(267,167)
Property and equipment, net	$112,460	$96,985

3. Indebtedness

Debt outstanding was as follows:

	July 31,	January 31,
(in thousands)	2017	2017
4.25% Convertible Notes	$65,786	$64,387
8.0% Convertible Notes	98,351	97,952
Capitalized lease obligations	—	17
Less amounts representing interest	—	(1)
Total debt	164,137	162,355
Less current maturities of long-term debt	—	(9)
Total long-term debt	$164,137	$162,346

The following table presents the carrying value of the Convertible Notes:

	July 31,	January 31,
(in thousands)	2017	2017
4.25% Convertible Notes:
Carrying amount of the equity conversion component	$3,106	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500	$69,500
Unamortized deferred financing fees	(763)	(1,033)
Unamortized debt discount (1)	(2,951)	(4,080)
Net carrying amount	$65,786	$64,387

8.0% Convertible Notes:
Principal amount of the 8.0% Convertible Notes	$99,898	$99,898
Unamortized deferred financing fees	(1,547)	(1,946)
Net carrying amount	$98,351	$97,952
(1)	As of July 31, 2017, the remaining period over which the unamortized debt discount will be amortized is 15 months using an effective interest rate of 9.0%.

We utilize surety bonds to secure performance on a portion of our projects. As of July 31, 2017 and January 31, 2017, the amount of surety bonds outstanding was $236.8 million and $223.8 million, respectively, as measured by the expected amount of contract revenue remaining to be recognized on the projects.

4. Income Taxes

Income tax (expense) benefit for continuing operations of ($0.6) million and ($1.7) million was recorded in the three and six months ended July 31, 2017 compared to $0.7 million and ($0.5) million for the same periods last year. We recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three and six months ended July 31, 2017.  Current period tax expense is primarily related to income in Mexico and withholding tax related to our dividends from our affiliates. The effective tax rate for continuing operations for the three and six months ended July 31, 2017 was (40.3%) and (42.8%) compared to 12.0% and (3.6%) for the same periods last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the respective periods on current year losses.

After valuation allowances, we maintain no domestic net deferred tax assets and no net deferred tax assets from foreign jurisdictions. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future.

As of both July 31, 2017 and January 31, 2017, the total amount of unrecognized tax benefits recorded was $9.9 million and $10.3 million, respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $8.2 million due to settlements of audit issues and expiration of statutes of limitation. We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. We report income tax-related interest and penalties as a component of income tax expense. As of July 31, 2017 and January 31, 2017, the total amount of liability for income tax-related interest and penalties was $9.2 million and $8.7 million, respectively.

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

Our assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments held at fair value are presented below as of July 31, 2017, and January 31, 2017:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
July 31, 2017
Financial Assets:
Long term restricted deposits held at fair value	$6,902	$6,902	$—	$—
Contingent consideration receivable (1)	4,244	—	—	4,244
January 31, 2017
Financial Assets:
Long term restricted deposits held at fair value	$5,055	$5,055	$—	$—
Contingent consideration receivable (1)	4,244	—	—	4,244

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

The following table summarized the carrying values and estimated fair values of the long-term debt:

	July 31, 2017		January 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.25% Convertible Notes	$65,786	$65,504	$64,387	$64,705
8.0% Convertible Notes	98,351	112,260	97,952	115,882

6. Equity-Based Compensation

We have an equity-based compensation plan that provides for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Compensation Committee. As of July 31, 2017, there were 716,260 shares available to be granted under the plan as stock options or restricted stock awards. We have the ability to issue shares under the plan either from new issuances or from treasury, although we have previously issued new shares and expect to continue to issue new shares in the future. We granted 253,446 restricted stock units and 277,799 performance restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the six months ended July 31, 2017.  All of the awards granted during the six month period ended July 31, 2017, may be settled in cash or shares at the Compensation Committee’s discretion except for 36,725 restricted stock units granted to the Board of Directors that are required to be settled in shares. It is the intention to settle all awards in shares.

We recognized compensation cost for equity-based compensation arrangements of $0.8 million and $1.5 million for the three and six months ended July 31, 2017, respectively, and $0.8 million and $2.1 million for the three and six months ended July 31, 2016, respectively. Of these amounts, $0.7 million and $1.4 million, for the three and six months ended July 31, 2017, respectively, and $0.8 million and $1.7 million for the three and six months ended July 31, 2016, respectively, related to non-vested stock.  There was no income tax benefit recognized on our equity-based compensation as a full valuation allowance has been provided on our deferred tax asset.

As of July 31, 2017, there was approximately $5.5 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 2.1 years. As of July 31, 2017, total unrecognized compensation cost related to unvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

A summary of nonvested share activity for the six months ended July 31, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2017	1,871,640	$5.00	$—
Granted - Restricted stock units	253,446	8.82
Granted - Performance shares	277,799	6.92
Vested	(88,384)	15.64
Forfeitures	(254,018)	5.40
Nonvested stock at July 31, 2017	2,060,483	$4.86	$21,821

A summary of stock option activity for the six months ended July 31, 2017, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2017	750,044	$14.54	6.5
Forfeited	(25,373)	25.29
Exercised	(25,000)	8.22
Expired	(19,125)	42.42
Outstanding at July 31, 2017	680,546	$13.59	6.5	$1,110

Exercisable at February 1, 2017	611,453	$15.43	6.2
Exercisable at July 31, 2017	556,035	$14.42	6.3	$1,020

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

Nonvested stock awards having service requirements only, are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Other nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) or the disability or the death of the executive and for equitable adjustment in the event of changes in our equity structure. We granted performance based nonvested stock awards during the six months ended July 31, 2017, which were valued using a Monte Carlo simulation model.

Assumptions used in the Monte Carlo simulation model for the stock awards granted during the six months ended July 31, 2017 were as follows:

Assumptions:	2017
Weighted-average expected volatility	59.6%
Expected dividend yield	0.0%
Weighted-average risk free rate	1.5%
Weighted-average fair value	$6.92

7. Investment in Affiliates

We have investments in affiliates that are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies.  Investment in affiliates may include other drilling related joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries, if applicable, and the percentages directly and indirectly owned by us are as follows as of July 31, 2017:

	Percentage Owned Directly	Percentage Owned Indirectly
Boyles Bros Servicios Tecnicos Geologicos S. A. (Panama)	50.00%
Boytec, S.A. (Panama)		50.00%
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)		50.00
Sondajes Colombia, S.A. (Columbia)		50.00
Mining Drilling Fluids (Panama)		25.00
Plantel Industrial S.A. (Chile)		50.00
Christensen Chile, S.A. (Chile)	50.00
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Centro Internacional de Formacion S.A. (Chile)		50.00
Geoestrella S.A. (Chile)		25.00
Diamantina Christensen Trading (Panama)	42.69
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boyles Bros., Diamantina, S.A. (Peru)	29.49
Mining Drilling Fluids S.A. (Chile)	25.00

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on our investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2017	2016	2017	2016
Income statement data:
Revenues	$33,178	$30,018	$69,298	$59,907
Gross profit	7,370	5,596	13,086	11,533
Operating income	3,815	1,900	5,655	4,278
Net income	2,375	1,004	4,129	3,527

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

Our segments are defined as follows:

Water Resources

Water Resources provides its customers with an array of water management solutions, including discovery and definition of water sources through hydrologic studies, water supply development through water well drilling and intake construction, and water delivery through pipeline and pumping infrastructure. Water Resources also brings technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and nuisance contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds. Water Resources drills deep injection wells for industrial and municipal clients for the disposal of wastewater associated with their processes. As part of their repair and installation services, Water Resources performs complete diagnostic and rehabilitation services for existing wells, pumps and related equipment, including conducting downhole closed circuit televideo inspections to investigate and resolve water well and pump performance problems. In addition, Water Resources constructs radial collector wells through its Ranney® Collector Wells technology, which is an alternative to conventional vertical wells and can be utilized to develop moderate to very high capacities of groundwater. Water Resources provides water systems and services in most regions of the U.S.

Inliner

Inliner provides a wide range of process, sanitary and storm water rehabilitation solutions to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner® cured-in-place pipe (“CIPP”) to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Inliner has the ability to supply both traditional felt-based CIPP lining tubes cured with water or steam, as well as, fiberglass-based lining tubes cured with ultraviolet light. Inliner holds the North American rights to the Inliner CIPP technology, owns and operates the liner manufacturer, and also provides installation of Inliner CIPP product. While Inliner focuses on our proprietary Inliner CIPP, it provides full system renewal, including a wide variety of other rehabilitative methods including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement, and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

Mineral Services

Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Global mining companies engage Mineral Services to extract samples that the mining companies analyze for mineral content before investing in development to extract the minerals. Mineral Services helps its clients determine if a minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization. Mine water management consists of vertical, large diameter wells for sourcing and dewatering; and horizontal drains for slope de-pressurization.  The primary markets are in the western U.S., Mexico, and South America. As discussed in Note 11 to the Condensed Consolidated Financial Statements, during FY2016, we implemented a plan to exit our operations in Africa and Australia. Mineral Services also has ownership interests in foreign affiliates operating in Chile and Peru.

Financial information for our segments is presented below. Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis that benefit all segments. These costs include expenses related to accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors.

Our measure of Total Adjusted EBITDA, which may not be comparable to other companies’ measure of Total Adjusted EBITDA, represents net loss before discontinued operations, taxes, interest, depreciation and amortization, gain or loss on sale of fixed assets, non-cash equity-based compensation, equity in earnings or losses from affiliates, certain non-recurring items such as restructuring costs, and certain other gains or losses, plus dividends received from affiliates. Our chief operating decision maker evaluates segment performance based on the segment’s revenues and Adjusted EBITDA, among other factors.  In addition, we use Total Adjusted EBITDA as a factor in incentive compensation decisions and our credit facility agreement uses measures similar to Total Adjusted EBITDA to measure compliance with certain covenants.

	Three Months		Six Months
Revenues	Ended July 31,		Ended July 31,
(in thousands)	2017	2016	2017	2016
Water Resources	$44,830	$56,471	$86,973	$118,421
Inliner	53,962	52,976	101,370	100,510
Mineral Services	27,368	14,318	49,324	25,573
Other items/eliminations	—	(130)	—	(223)
Total revenues	$126,160	$123,635	$237,667	$244,281

	Three Months		Six Months
Adjusted EBITDA	Ended July 31,		Ended July 31,
(in thousands)	2017	2016	2017	2016
Water Resources	$1,391	$1,765	$1,860	$5,862
Inliner	8,920	8,133	16,993	15,351
Mineral Services	5,184	4,063	10,210	4,114
Unallocated corporate expenses	(5,489)	(6,716)	(9,449)	(13,755)
Total Adjusted EBITDA	$10,006	$7,245	$19,614	$11,572

The following table reconciles net loss to Total Adjusted EBITDA.

	Three Months		Six Months
Reconciliation of Net Loss to Total Adjusted EBITDA	Ended July 31,		Ended July 31,
(in thousands)	2017	2016	2017	2016
Net loss	$(4,906)	$(5,310)	$(27,806)	$(14,113)
Items not included in Total Adjusted EBITDA
Net loss (income) from discontinued operations	2,771	(103)	22,253	679
Income tax expense (benefit)	613	(741)	1,663	472
Interest expense	4,237	4,209	8,437	8,455
Depreciation expense and amortization	6,373	6,527	12,857	12,485
(Gain) loss on sale of fixed assets	(420)	46	(1,032)	(89)
Non-cash equity-based compensation	750	807	1,769	2,018
Equity in earnings of affiliates	(1,015)	(458)	(1,726)	(1,727)
Restructuring costs	827	1,001	1,255	1,065
Other income, net	(229)	(80)	(66)	(111)
Dividends received from affiliates	1,005	1,347	2,010	2,438
Total Adjusted EBITDA	$10,006	$7,245	$19,614	$11,572

The following table summarizes revenue for our continuing operations, by major geographic area, for the three and six months ended July 31, 2017 and 2016:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2017	2016	2017	2016
Geographic Information
United States/Canada	$112,996	$116,831	$214,144	$231,863
Africa/Australia	—	—	—	151
South America	2,139	1,838	4,392	2,301
Mexico	11,025	4,966	19,131	9,966
Total revenues	$126,160	$123,635	$237,667	$244,281

9. Discontinued Operations

On April 30, 2017, we completed the sale of substantially all of the assets of the Heavy Civil business to Reycon Partners LLC (the "Buyer"), which is owned by a group of private investors, including members of the former Heavy Civil senior management team.  The purchase price was $10.1 million, less an estimate of the business’s working capital. After final working capital adjustments of ($2.3) million, the purchase price was $3.5 million.

The components of assets and liabilities of the Heavy Civil business classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

As of January 31,
(in thousands)	2017
Major classes of assets
Customer receivables	$13,731
Costs and estimated earnings in excess of billings on uncompleted contracts	22,970
Inventories	2,426
Other current assets	1,033
Total current assets of discontinued operations	40,160
Property and equipment, net	5,235
Other assets of discontinued operations	895
Total major classes of assets of discontinued operations	$46,290
Major classes of liabilities
Accounts payable	$16,963
Billings in excess of costs and estimated earnings on uncompleted contracts	3,530
Other current liabilities	87
Total current liabilities of discontinued operations	20,580
Total major classes of liabilities of discontinued operations	$20,580

The results of operations associated with the Heavy Civil business were as follows:

	Three Months		Six Months
	Ended July 31,		Ended July 31,
(in thousands)	2017	2016	2017	2016
Revenue	$—	$35,414	$30,359	$74,507
Cost of revenues (exclusive of depreciation and amortization, shown below)	(29)	(32,181)	(28,849)	(67,899)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(415)	(2,853)	(4,398)	(6,133)
Depreciation and amortization	—	(427)	(287)	(897)
Gain on sale of fixed assets	—	154	4	164
Restructuring costs	—	(4)	(27)	(395)
Other expense items	(9)	-	(30)	(26)
Total operating (loss) income on discontinued operations before income taxes	(453)	103	(3,228)	(679)
Income tax expense	—	—	—	—
Total operating (loss) income on discontinued operations	(453)	103	(3,228)	(679)
Loss on sale of discontinued operations before income taxes	(2,318)	—	(19,025)	—
Income tax expense	—	—	—	—
Total (loss) income on discontinued operations	$(2,771)	$103	$(22,253)	$(679)

We recorded a loss on sale of discontinued operations of $19.0 million for the six months ended July 31, 2017, calculated as the difference between the net book value of the Heavy Civil business sold as a continuing operations of $21.2 million and cash consideration of $3.5 million, less cost to sell of $1.3 million.

At January 31, 2017, we performed an asset impairment test of the Heavy Civil reporting segment and no impairment was indicated.

Cash flow data relating to the Heavy Civil business is presented below:

	Six Months Ended	Six Months Ended
(in thousands)	July 31, 2017	July 31, 2016
Cash flow data:
Depreciation and amortization	$287	$897
Capital expenditures	226	296
Bad debt expense	1,595	445

10. Contingencies

Our drilling activities involve certain operating hazards that can result in personal injury or loss of life, damage and destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other damage to the environment, interruption or suspension of drill site operations and loss of revenues and future business. The magnitude of these operating risks is amplified when we, as is frequently the case, conduct a project on a fixed-price, turn-key basis where we delegate certain functions to subcontractors but remain responsible to the customer for the subcontracted work. In addition, we are exposed to potential liability under foreign, federal, state and local laws and regulations, contractual indemnification agreements or otherwise in connection with our services and products. Litigation arising from any such occurrences may result in Layne being named as a defendant in lawsuits asserting large claims. Although we maintain insurance protection that we consider economically prudent, there can be no assurance that any such insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. A successful claim or damage resulting from a hazard for which we are not fully insured could have a material adverse effect on us. In addition, we do not maintain political risk insurance with respect to our foreign operations.

Through one of our discontinued segments, Geoconstruction was a subcontractor on the foundation for an office building in California in 2013 and 2014. Geoconstruction's work on the project was completed in September 2014.  Certain anomalies were subsequently discovered in the foundation’s structural concrete, which were remediated by the general contractor during 2015.  We have participated in discussions with the project owner and the general contractor regarding potential causes of the anomalies.  During FY2016, the owner, the general contractor and Layne submitted a claim to the project’s insurers to cover the cost of remedial work, which claim was denied on November 2, 2016. The owner and the general contractor have filed a legal proceeding against the insurers seeking coverage under the insurance policy.  Management does not believe that we are liable for any of the remediation costs related to this project.  As of the date of this report, no action has been filed against us.  Accordingly, no provision has been made in these interim Condensed Consolidated Financial Statements.

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

We continued the implementation of our FY2016 Restructuring Plan during the three and six months ended July 31, 2017.  This plan involves the exit of our operations in Africa and Australia and other actions to support our strategic focus of simplifying the business and building on our capabilities in water (“FY2016 Restructuring Plan”).  In FY2018, we have incurred costs supporting this strategic focus, recognizing $0.8 million and $1.3 million of restructuring expenses for the three and six months ended July 31, 2017, respectively. The FY2016 Restructuring Plan costs for the three and six months ended July 31, 2017 related primarily to our Mineral Services segment. We estimate remaining amounts to be incurred for the FY2016 Restructuring Plan to be less than $0.1 million.

The following table summarizes the carrying amount of the accrual for the restructuring plans discussed above:

	Severance
	and other
	personnel-
	related
(in thousands)	costs	Other	Total

Balance at January 31, 2017	$669	$170	$839
Restructuring Costs
Water Resources Business Performance Initiative	136	26	162
FY2016 Restructuring Plan	82	1,011	1,093
Total restructuring costs	218	1,037	1,255
Cash expenditures	(605)	(1,172)	(1,777)
Balance at July 31, 2017	$282	$35	$317

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases that convey the uncertainty of future events or outcomes. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: estimates and assumptions regarding our strategic direction and business strategy, the timely and effective execution of turnaround strategy for Water Resources, the extent and timing of a recovery in the mining industry, prevailing prices for various commodities, longer term weather patterns, unanticipated slowdowns in our major markets, the availability of credit, the risks and uncertainties normally incident to our infrastructure services industries, the impact of competition, the availability of equity or debt capital needed for our business, including the refinancing of our existing indebtedness as it matures or accelerates, worldwide economic and political conditions and foreign currency fluctuations that may affect our results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. Please see Part I, Item 1A, Risk Factors in our Annual Report for an additional discussion. Many of the factors that will impact our risk factors are beyond our ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

Recent Developments

During the second quarter FY2018, we completed our infrastructure system and water pipeline (“Water Midstream business”) serving energy producers in the Delaware Basin in West Texas.  Our new Water Midstream business is anchored by nearly 1,000 acres of Company-owned, water-producing land near Pecos, TX, and consists of a high capacity 22-inch diameter pipeline of more than 20 miles in length, 750,000 barrels of storage through two lined, in-ground storage ponds near the water wells, and associated pump stations.  We have the ability to deliver water at multiple points along the pipeline route and expect to soon be able to remotely monitor and control all aspects of the system including water storage levels, pipeline pressures, volume deliveries and water well production.  The system has initial production and delivery capacity of 100,000 barrels per day of non-potable water, with capacity to support further anticipated expansion from both additional water sources and delivery points.  The capital investment for the system, including land cost, was approximately $18 million. Water Midstream is reported in our Water Resources segment.

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

Additionally, as part of management’s continued analysis in connection with the Water Resources Business Performance Initiative, We determined a better reflection of cost of revenues would be to include indirect project manager costs that historically have been presented in selling, general and administrative expenses. Indirect project manager cost are included in cost of revenues beginning with the first quarter of FY2018, and prior periods have been revised.  For the three and six months ended July 31, 2016, approximately $2.3 million and $4.7 million, respectively, of these indirect project manager costs are now included in cost of revenue.

Consolidated Results of Operations – Three Months Ended July 31, 2017 and 2016

Revenues increased 2.0% to $126.2 million, for the three months ended July 31, 2017, from $123.6 million for the same period last year, due to increased drilling activity in Mineral Services, primarily in Mexico and the western U.S., and higher activity at Inliner. These increases were partially offset by Water Resources reduced drilling activity in the western U.S.

Cost of revenues (exclusive of depreciation and amortization) was 78.4% of revenues ($98.9 million) for the three months ended July 31, 2017 and 81.3% of revenues ($100.5 million) for the same period last year.  Cost of revenues as a percentage of revenues for the three months ended July 31, 2017 decreased from the prior year across all segments, with the most impact from improved margins in Mineral Services due to an increase in drilling activity and in Water Resources with better performance on projects.

Selling, general and administrative expenses increased $1.0 million, or 5.4%, to $19.0 million for the three months ended July 31, 2017. The prior year included a $2.2 million value added tax recovery in Mineral Services. Excluding the tax recovery in prior year, selling, general and administrate expenses decreased $1.2 million reflecting reduced unallocated corporate overhead costs of $1.7 million, which included lower legal and professional fees during the current quarter.

Depreciation and amortization decreased $0.2 million, or 2.4%, to $6.4 million for the three months ended July 31, 2017, primarily related to exiting our operations in Africa and Australia.

Equity in earnings of affiliates increased to $1.0 million for the three months ended July 31, 2017 compared to earnings of $0.5 million during the same period last year.

Restructuring costs of $0.8 million were recorded for the three months ended July 31, 2017 compared to $1.0 million for the same period last year, primarily related to finalizing tax issues and exit costs in Africa and Australia.

Income tax expense from continuing operations of ($0.6) million was recorded for the three months ended July 31, 2017 compared to income tax benefit of $0.7 million for the same period last year. Current period tax expense is primarily related to taxes accrued on income earned in Mexico and withholding tax related to our dividends from our affiliates.  We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The increase in tax expense in the current quarter versus the prior year was due to improved results in Mexico resulting in increased tax expense. The effective tax rate for the three months ended July 31, 2017 was (40.3%) compared to 12.0% for the same period last year. The difference between the effective tax rate and the statutory tax rate resulted primarily from a valuation allowance recorded during the period on current year losses.

Segment Operating Results – Three Months Ended July 31, 2017 and 2016

Water Resources

	Three Months
	Ended July 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$44,830	$56,471	$(11,641)	(20.6)%
Adjusted EBITDA	1,391	1,765	(374)	(21.2)
Adjusted EBITDA as a percentage of revenues	3.1%	3.1%	n/m	n/m

n/m – not meaningful

Revenues for Water Resources decreased during the three months ended July 31, 2017 compared to the prior year period primarily due to reduced activity in agricultural drilling projects in the western U.S. stemming from increased precipitation in the region and a decline in injection well activity.

Adjusted EBITDA for the three months ended July 31, 2017 was lower compared to the prior year reflecting reduced drilling activity in the western U.S.

Inliner

	Three Months
	Ended July 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$53,962	$52,976	$986	1.9%
Adjusted EBITDA	8,920	8,133	787	9.7
Adjusted EBITDA as a percentage of revenues	16.5%	15.4%	n/m	n/m

n/m – not meaningful

Revenues for Inliner were higher by 1.9% compared to the prior year period due to overall increased activity levels.

The increase in Adjusted EBITDA was primarily attributable to increased crew efficiency coupled with a higher mix of self-performed work in the current quarter compared to the prior year period.

Mineral Services

	Three Months
	Ended July 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$27,368	$14,318	$13,050	91.1%
Adjusted EBITDA	5,184	4,063	1,121	27.6
Adjusted EBITDA as a percentage of revenues	18.9%	28.4%	n/m	n/m

n/m – not meaningful

Revenues for Mineral Services increased 91.1% from the prior year period due to increased drilling activity from new and renewed business in Mexico, the western U.S. and Brazil.

The increase in Adjusted EBITDA for the three months ended July 31, 2017 was primarily due to significantly increased activity and profitability in Mexico and the western U.S. compared to the prior year period. Prior year Adjusted EBITDA included a $2.2 million value added tax recovery.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA were $5.5 million for the three months ended July 31, 2017 compared to $6.7 million for the same period last year. The improvement was primarily due to a reduction in legal and professional fees.

Consolidated Results of Operations – Six Months Ended July 31, 2017 and 2016

Revenues declined 2.7% to $237.7 million, for the six months ended July 31, 2017, from $244.3 million for the same period last year, primarily due to reduced Water Resources’ drilling activity in the western U.S. partially offset by an increased drilling activity in Mineral Services’ and higher activity at Inliner.

Cost of revenues (exclusive of depreciation and amortization) was 77.9% of revenues ($185.2 million) for the six months ended July 31, 2017 and 80.9% of revenues ($197.5 million) for the same period last year.  Cost of revenues as a percentage of revenues for the six months ended July 31, 2017 decreased from the prior year across all segments, with the most impact from improved margins in Mineral Services due to an increase in drilling activity.

Selling, general and administrative expenses decreased $2.9 million, or 7.4%, to $36.7 million for the six months ended July 31, 2017.  The prior year included a $2.2 million value added tax recovery in Mineral Services. Excluding the tax recovery in prior year, selling, general and administrate expenses decreased $5.1 million reflecting reduced unallocated corporate overhead costs of $4.8 million, which included lower legal and professional fees and compensation related expenses.

Depreciation and amortization increased $0.4 million, or 3.0%, to $12.9 million for the six months ended July 31, 2017 primarily due to higher capital expenditures over the past year.

Equity in earnings of affiliates remained flat at $1.7 million for the six months ended July 31, 2017 compared to the same period last year.

Restructuring costs of $1.3 million were recorded for the six months ended July 31, 2017 compared to $1.1 million for the same period last year, primarily related to finalizing tax issues and exit costs in Africa and Australia.

Income tax expense from continuing operations of ($1.7) million was recorded for the six months ended July 31, 2017 compared to ($0.5) million for the same period last year. Current period tax expense is primarily related to taxes accrued on income earned in Mexico and withholding tax related to our dividends from our affiliates.  We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets.  The increase in tax expense in the current quarter versus the prior year was due to improved results in Mexico resulting in increased tax expense. The effective tax rate for the six months ended July 31, 2017 was (42.8%) compared to (3.6%) for the same period last year. The difference between the effective tax rate and the statutory tax rate resulted primarily from a valuation allowance recorded during the period on current year losses.

Net loss from discontinued operations of $22.3 million was recorded for the six months ended July 31, 2017, primarily related to the loss on sale of our Heavy Civil business.

Segment Operating Results – Six Months Ended July 31, 2017 and 2016

Water Resources

	Six Months
	Ended July 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$86,973	$118,421	$(31,448)	(26.6)%
Adjusted EBITDA	1,860	5,862	(4,002)	(68.3)
Adjusted EBITDA as a percentage of revenues	2.1%	5.0%	n/m	n/m

n/m – not meaningful

Revenues for Water Resources decreased during the six months ended July 31, 2017 primarily due to reduced activity in agricultural drilling projects in the western U.S. stemming from increased precipitation in the region and a decline in injection well activity.

The decrease in Adjusted EBITDA for the six months ended July 31, 2017 primarily reflects reduced drilling activity in the western U.S. and additional costs on one ongoing water well drilling project.

Inliner

	Six Months
	Ended July 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$101,370	$100,510	$860	0.9%
Adjusted EBITDA	16,993	15,351	1,642	10.7
Adjusted EBITDA as a percentage of revenues	16.8%	15.3%	n/m	n/m

n/m – not meaningful

Revenues for Inliner during the six months ended July 31, 2017 were slightly higher by 0.9% compared to the prior year period due to overall increased activity levels.

The increase in Adjusted EBITDA for the Inliner segment compared to the prior year period reflects improved results across most operating regions.  The increase in Adjusted EBITDA for the Inliner segment as a percentage of revenues was primarily attributable to increased crew efficiency coupled with a higher mix of self-performed work in the current quarter compared to the prior year period.

Mineral Services

	Six Months
	Ended July 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$49,324	$25,573	$23,751	92.9%
Adjusted EBITDA	10,210	4,114	6,096	148.2
Adjusted EBITDA as a percentage of revenues	20.7%	16.1%	n/m	n/m

n/m – not meaningful

Revenues for Mineral Services increased 92.9% from the prior year period due to increased drilling activity from new and renewed business in Mexico, the western U.S. and Brazil.

The increase in Adjusted EBITDA for the six months ended July 31, 2017 was primarily due to significantly increased activity and profitability in Mexico and the western U.S. compared to the prior year period, and lower costs associated with the wind down of Australia and Africa.   Prior year Adjusted EBITDA included a $2.2 million value added tax recovery.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA were $9.4 million for the six months ended July 31, 2017 compared to $13.8 million for the same period last year. The improvement was primarily due to a reduction in legal and professional fees, consulting fees and compensation related expenses.

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

Our backlog at July 31, 2017, was $182.8 million compared to $166.6 million at January 31, 2017 and are reasonably expected to be completed during the next twelve months.

			Revenues Recognized
	Backlog at	New Business	during the six months ended	Backlog at	Backlog at
(in millions)	January 31, 2017	Awarded(1)	July 31, 2017	July 31, 2017	July 31, 2016
Water Resources	$49.2	$106.5	$87.0	$68.7	$72.6
Inliner	117.4	98.1	101.4	114.1	121.5
Total	$166.6	$204.6	$188.4	$182.8	$194.1

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow generated from operations and to a lesser extent sales of assets, with the ability to supplement with borrowings under our credit facilities or issuances of debt. Our cash flow is affected by prices of raw materials, demand for our services, weather and seasonal conditions, operational risks, volatility in commodity prices, industry and economic conditions, and conditions in the global markets.

As of July 31, 2017, our total liquidity was $107.6 million, consisting of Excess Availability under our asset-based credit facility and total cash and cash equivalents. Our cash and cash equivalents as of July 31, 2017, were $34.2 million compared to $69.0 million and $58.9 million as of January 31, 2017 and July 31, 2016, respectively.  The decrease in cash primarily reflects investment during the first half of the year in our Water Midstream business. Of our cash and cash equivalents, amounts held by foreign subsidiaries as of July 31, 2017, January 31, 2017 and July 31, 2016 were $6.5 million, $8.2 million and $12.4 million, respectively. No amounts held by foreign subsidiaries at July 31, 2017 could be subject to repatriation restrictions. If the cash held at our foreign subsidiaries is repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. As a consequence of our exit from operations in Africa and Australia, we intend to bring back any remaining residual cash to the U.S. through intercompany debt repayment. We believe the cash remitted from our subsidiaries in Africa and Australia would not result in a repatriation of earnings and therefore will not result in a U.S. tax liability. With respect to our remaining foreign subsidiaries in Mexico, Canada and South America, other than the periodic payment of dividends by these subsidiaries, it is our intention to permanently reinvest their earnings and our current plans do not demonstrate a need to repatriate any earnings to fund our U.S. operations.

Our working capital was $68.5 million as of July 31, 2017 and $105.5 million as of January 31, 2017.  Adjusted Working Capital (working capital excluding cash and cash equivalents of $34.2 million at July 31, 2017 and $69.0 million at January 31, 2017), decreased slightly by $2.1 million to $34.4 million as of July 31, 2017 from $36.5 million as of January 31, 2017. We use Adjusted Working Capital to assist in assessing performance of the organization.

Cash Flows

The cash used in operating activities primarily reflected our net loss, adjusted for non-cash items and changes in components of our working capital.  Fluctuations in working capital are normal in our business and are impacted by the size of our projects, timing of project start dates and completion dates and the achievement of billing milestones on backlog as we complete certain phases of the project.

Cash used in operating activities was ($10.3) million for the six months ended July 31, 2017 compared to ($2.3) million for the six months ended July 31, 2016. With the increase in business activity levels, working capital increased during the current year by $11.0 million, primarily in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts.  Partially offsetting our use of cash for working capital needs is a lower net loss, excluding non-cash items of $3.5 million, due to lower unallocated corporate expenses combined with improved earnings in Inliner and Mineral Services.

Cash used in investing activities was ($24.6) million for the six months ended July 31, 2017 compared to ($4.3) million for the six months ended July 31, 2016.  The increase in cash used of $20.3 million compared to the prior year period was primarily related to capital expenditures of $21.5 million to complete a project within our Water Midstream business (see Recent Developments in this Item 2 above), and implement an accounting system upgrade, partially offset by proceeds from the sale of the Heavy Civil business during the six months ended July 31, 2017 of $3.5 million.

Financing Agreements

Below is a summary of certain provisions of our credit facility and debt instruments. For more information about our indebtedness, see Note 3 to the Condensed Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements included in our Annual Report.

4.25% Convertible Senior Notes due 2018. We have outstanding $69.5 million in aggregate principal amount of our 4.25% Convertible Notes as of July 31, 2017. The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year.  The 4.25% Convertible Notes mature on November 15, 2018, unless earlier repurchased, redeemed or converted.  The 4.25% Convertible Notes are contingently convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018.

The initial conversion rate was 43.6072 shares of our common stock per $1,000 principal amount of 4.25% Convertible Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of our common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with a “fundamental change” (as defined in our 4.25% Convertible Notes Indenture).

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

8.0% Senior Secured Second Lien Convertible Notes. We have outstanding $99.9 million in aggregate principal amount of our 8.0% Convertible Notes as of July 31, 2017. The 8.0% Convertible Notes, bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

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

Asset-based revolving credit facility. As of July 31, 2017, availability under our asset-based credit facility was $100.0 million, with outstanding letters of credit amounting to $26.6 million, leaving Excess Availability of approximately $73.4 million.

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

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a Covenant Compliance Period (as defined in the asset-based credit facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days. We  must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during any fiscal quarter ending from October 31, 2014 through  July 31, 2017.

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Under this standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about an entity’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been committed and/or approved before the date that the financial statements are issued. We adopted this standard in the fourth quarter of the fiscal year ended January 31, 2017. The accompanying financial statements have been prepared in conformity with GAAP, which contemplates Layne’s continuation as a going concern.

We believe we can extend, expand or replace our asset-based facility by May 15, 2018. If we are unable to do so, we could support the outstanding letters of credit with existing cash or other collateral.

With respect to our 4.25% Convertible Notes, we have retained advisors to assist us in evaluating alternatives and engaging in discussions with financing sources to refinance or extend our debt to a date beyond October 15, 2019, and eliminate the accelerating maturity provisions of the 8.0% Convertible Notes.  We believe the refinance or extension of our debt is likely based on current on-going discussions with existing and new potential lenders and our improving financial performance and credit quality. Although we believe these refinancing options are viable and likely, because our plans to refinance or restructure our debt have not been finalized, and therefore not in our control, (in part, due to the fact that neither of our Convertible Notes can be prepaid or have redemption provisions prior to February 2018), these plans are not considered probable under the new standard. Consequently, per the standard, these conditions, in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are filed.

Contractual Obligations and Commercial Commitments

There have been no material changes in our contractual obligations and commercial commitments from those described in the Annual Report under “Contractual Obligations and Commercial Commitments”, except the following:

As part of the sale of our Heavy Civil business discussed in Note 9 to the Condensed Consolidated Financial Statements, we assigned lease obligations for certain equipment and property to the Buyer.  As of April 30, 2017, the future minimum lease payments relating to these leases were approximately $1.2 million, which would reduce the total amount of our contractual obligations as presented in the Annual Report.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which we are exposed are interest rates on variable rate debt and foreign exchange rates giving rise to translation and transaction gains and losses.

Interest Rate Risk

We centrally manage our debt portfolio considering overall financing strategies and tax consequences. A description of our debt is included in Note 3 to the Condensed Consolidated Financial Statements in this Form 10-Q. As of July 31, 2017, an instantaneous change in interest rates of one percentage point would impact our annual interest expense by approximately $1.6 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in foreign currency exchange rates. Currently, our primary international operations are in Mexico, Canada and South America. Our affiliates also operate in Latin America. The operations are described in Notes l and 2 of the Notes to Consolidated Financial Statements appearing in our Annual Report and Notes 7 and 8 of the Condensed Consolidated Financial Statements included in this Form 10-Q. The majority of our contracts in Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, we have historically not hedged our foreign currency exchange risk. As of July 31, 2017, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, translation of the income statements of our international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately less than $0.1 million for the three months ended July 31, 2017. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in our financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of July 31, 2017, conducted under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. Other Information

NONE

ITEM 6. Exhibits

a) Exhibits

Exhibit Number	Description

10.1	Revised Restricted Stock Unit Agreement, 2006 Equity Incentive Plan

31.1	Section 302 Certification of Chief Executive Officer of the Company.

31.2	Section 302 Certification of Chief Financial Officer of the Company.

32.1	Section 906 Certification of Chief Executive Officer of the Company.

32.2	Section 906 Certification of Chief Financial Officer of the Company.

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* * * * * * * * * *

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Layne Christensen Company
(Registrant)

DATE: September 11, 2017	/s/ Michael J. Caliel
Michael J. Caliel,
President and Chief Executive Officer

DATE: September 11, 2017	/s/ J. Michael Anderson
J. Michael Anderson,
Senior Vice President and Chief Financial Officer

DATE: September 11, 2017	/s/ Lisa Curtis
Lisa Curtis,
Vice President and Chief Accounting Officer