Form 10-Q
period 2017-10-31
LAYNE CHRISTENSEN CO
filed 2017-12-05
CIK 888504

06

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an “emerging growth company”. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 19,882,366 shares of common stock, $.01 par value per share, outstanding on November 28, 2017.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

Form 10-Q

For the QUARTERLY PERIOD ENDED October 31, 2017

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
(in thousands)	2017	2017
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,085	$69,000
Customer receivables, less allowance of $1,794 and $3,202, respectively	75,894	57,252
Costs and estimated earnings in excess of billings on uncompleted contracts	51,695	48,623
Inventories	19,492	18,697
Other	14,761	16,751
Current assets of discontinued operations	—	40,160
Total current assets	187,927	250,483
Property and equipment, net	117,623	96,985
Other assets:
Investment in affiliates	55,136	55,290
Goodwill	8,915	8,915
Other intangible assets, net	3,942	1,779
Restricted deposits - long-term	6,354	5,055
Other	9,573	11,514
Other assets of discontinued operations	—	6,130
Total other assets	83,920	88,683
Total assets	$389,470	$436,151

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$42,980	$41,146
Billings in excess of costs and estimated earnings on uncompleted contracts	14,730	19,160
Other current liabilities	69,921	64,052
Current liabilities of discontinued operations	—	20,580
Total current liabilities	127,631	144,938
Noncurrent liabilities:
Long-term debt	165,064	162,346
Self-insurance reserve	13,943	15,647
Deferred income taxes	3,850	4,199
Other	24,945	26,753
Total noncurrent liabilities	207,802	208,945
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 19,883 and 19,805 shares issued and outstanding, respectively	199	198
Capital in excess of par value	371,434	369,160
Accumulated deficit	(298,706)	(268,820)
Accumulated other comprehensive loss	(18,938)	(18,318)
Total Layne Christensen Company equity	53,989	82,220
Noncontrolling interests	48	48
Total equity	54,037	82,268
Total liabilities and equity	$389,470	$436,151

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands, except per share data)	2017	2016	2017	2016
Revenues	$127,423	$120,574	$365,090	$364,855
Cost of revenues (exclusive of depreciation and amortization, shown below)	(100,140)	(97,124)	(285,292)	(294,660)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	(19,303)	(17,609)	(55,983)	(57,238)
Depreciation and amortization	(6,821)	(6,517)	(19,678)	(19,002)
Gain on sale of fixed assets	881	2,739	1,913	2,828
Equity in earnings of affiliates	1,367	189	3,093	1,916
Restructuring costs	(953)	(1,711)	(2,208)	(2,776)
Interest expense	(4,308)	(4,206)	(12,745)	(12,661)
Other (expense) income, net	(70)	554	(4)	665
Loss from continuing operations before income taxes	(1,924)	(3,111)	(5,814)	(16,073)
Income tax expense	(80)	(1,352)	(1,743)	(1,824)
Net loss from continuing operations	(2,004)	(4,463)	(7,557)	(17,897)
Net loss from discontinued operations	(76)	(580)	(22,329)	(1,259)
Net loss	$(2,080)	$(5,043)	$(29,886)	$(19,156)
Loss per share information:
Loss per share from continuing operations - basic and diluted	$(0.10)	$(0.23)	$(0.38)	$(0.91)
Loss per share from discontinued operations - basic and diluted	(0.01)	(0.03)	(1.13)	(0.06)
Loss per share - basic and diluted	$(0.11)	$(0.26)	$(1.51)	$(0.97)
Weighted average shares outstanding - basic and dilutive	19,882	19,791	19,846	19,782

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
	(unaudited)		(unaudited)
(in thousands)	2017	2016	2017	2016
Net loss	$(2,080)	$(5,043)	$(29,886)	$(19,156)
Other comprehensive (loss) income:
Foreign currency translation adjustments (net of taxes of $0.0 and $0.1 million for 2017 and 2016, respectively)	(627)	361	(620)	2,302
Other comprehensive (loss) income	(627)	361	(620)	2,302
Comprehensive loss	$(2,707)	$(4,682)	$(30,506)	$(16,854)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

				Retained	Accumulated	Total
			Capital In	Earnings	Other	Layne
	Common Stock		Excess of	(Accumulated	Comprehensive	Shareholders'	Noncontrolling
(in thousands)	Shares	Amount	Par Value	Deficit)	Loss	Equity	Interests	Total
Balance February 1, 2017	19,805	$198	$369,160	$(268,820)	$(18,318)	$82,220	$48	$82,268
Net loss	—	—	—	(29,886)	—	(29,886)	—	(29,886)
Other comprehensive loss	—	—	—	—	(620)	(620)	—	(620)
Issuance of stock for vested restricted stock units	76	1	(1)	—	—	—	—	—
Shares purchased and subsequently cancelled	(23)	—	(184)	—	—	(184)	—	(184)
Issuance of stock upon exercise of options	25	—	205	—	—	205	—	205
Equity-based compensation	—	—	2,254	—	—	2,254	—	2,254
Balance October 31, 2017	19,883	$199	$371,434	$(298,706)	$(18,938)	$53,989	$48	$54,037

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Nine Months Ended October 31,
	(unaudited)
(in thousands)	2017	2016
Cash flow from operating activities:
Net loss	$(29,886)	$(19,156)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	19,965	20,247
Bad debt expense	1,338	1,418
Loss on sale of discontinued operations	19,025	—
Deferred income taxes	(145)	656
Equity-based compensation	2,254	2,749
Amortization of discount and deferred financing costs	3,360	3,133
Equity in earnings of affiliates	(3,093)	(1,916)
Dividends received from affiliates	3,202	3,014
Gain on sale of fixed assets	(1,917)	(3,051)
Interest earned on restricted deposits	(89)	—
Changes in assets and liabilities:
Customer receivables	(17,715)	4,499
Costs and estimated earnings in excess
of billings on uncompleted contracts	(4,102)	2,868
Inventories	(922)	662
Other current assets	1,633	(611)
Accounts payable and accrued expenses	3,258	(5,640)
Billings in excess of costs and
estimated earnings on uncompleted contracts	(2,618)	3,122
Other, net	(1,433)	(225)
Cash (used in) provided by operating activities	(7,885)	11,769
Cash flow from investing activities:
Capital expenditures	(40,670)	(14,969)
Proceeds from sale of fixed assets	2,073	8,520
Proceeds from sale of business	3,468	—
Investment in foreign affiliate	(25)	—
Release of cash from restricted accounts	—	1,944
Cash used in investing activities	(35,154)	(4,505)
Cash flow from financing activities:
Payment of debt issuance costs	—	(9)
Principal payments under capital lease obligation	(16)	(63)
Issuance of stock upon exercise of stock options	205	—
Shares purchased and subsequently cancelled	(184)	(2)
Cash provided by (used in) financing activities	5	(74)
Effects of exchange rate changes on cash	119	(48)
Net (decrease) increase in cash and cash equivalents	(42,915)	7,142
Cash and cash equivalents at beginning of period	69,000	65,569
Cash and cash equivalents at end of period	$26,085	$72,711

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Accounting Policies and Basis of Presentation

Description of Business—Layne Christensen Company and its subsidiaries (together, “Layne,” the “Company,” “we,” “our,” or “us”) is a global water management, infrastructure services and drilling company, providing responsible solutions to the world of essential natural resources – water, minerals and energy. We offer innovative, sustainable products and services with an enduring commitment to safety, excellence and integrity. We primarily operate in North America and Brazil. Our customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, oil and gas companies, power companies and agribusinesses. We have ownership interest in certain foreign affiliates operating in Latin America. See Note 7 to the Condensed Consolidated Financial Statements.

Fiscal Year—Our fiscal year end is January 31. References to fiscal years, or “FY2018” are to the twelve months ended January 31 of that year.

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

Additionally, as part of management’s continued analysis in connection with the Water Resources Business Performance Initiative, we determined a better reflection of cost of revenues is to include indirect project manager costs that historically have been presented in selling, general and administrative expenses. Indirect project manager costs are included in cost of revenues beginning with the first quarter of FY2018, and prior periods have been revised. For the three and nine months ended October 31, 2016, approximately $2.0 million and $6.7 million, respectively, of these indirect project manager costs are now included in cost of revenue.

Net gain on sale of fixed assets were previously reported in other income (expense), net within the Condensed Consolidated Statement of Operations, rather than separately as part of income (loss) from operations or within cost of revenues as per SEC Regulation S-X guidance. We have corrected all periods presented in the accompanying Condensed Consolidated Statement of Operations. The change in presentation had no effect on net loss and does not affect the Condensed Consolidated Balance Sheets.

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

The cash flows and financing activities of our operations in Mexico are primarily denominated in U.S. dollars. Accordingly, these operations use the U.S. dollar as their functional currency. Monetary assets and liabilities are remeasured at period end. Foreign currency transactions are measured at the current exchange rate, and nonmonetary items are measured at historical exchange rates with exchange rate differences reported in the Condensed Consolidated Statement of Operations.

Net foreign currency transaction losses were ($0.0) million and ($0.3) million for the three and nine months ended October 31, 2017, respectively, and ($0.1) million and ($0.2) million for the three and nine months ended October 31, 2016, respectively and are recorded in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

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

Inventories—In February 2017, we adopted Accounting Standards Update (“ASU”) 2015-11 “Inventory – Simplifying the Measurement of Inventory” issued by the Financial Accounting Standards Board (the “FASB”) on July 22, 2015, on a prospective basis. As such, our October 31, 2017 inventories are valued at the lower of cost or net realizable value and our inventories at January 31, 2017 are valued at the lower of cost or market. Implementation did not result in a material difference in our reported inventory values. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method. Inventories consist primarily of supplies and raw materials. Supplies of $17.0 million and $16.4 million and raw materials of $2.5 million and $2.3 million were included in inventories in the Condensed Consolidated Balance Sheets as of October 31, 2017 and January 31, 2017, respectively.

Goodwill—In accordance with ASC Topic 350-20, “Intangibles – Goodwill and Other,” we are required to test for the impairment of goodwill on at least an annual basis. We conduct this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. We believe at this time that the carrying value of goodwill is appropriate. As of October 31, 2017 and January 31, 2017, we had $8.9 million of goodwill which is all attributable to the Inliner reporting segment.

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

We found no indication for impairments as of October 31, 2017.

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

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximate fair value at October 31, 2017 and January 31, 2017, because of the relatively short maturity of those instruments. See Note 5 to the Condensed Consolidated Financial Statements for fair value disclosures.

Liquidity and Capital Resources—In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” Under this standard, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about an entity’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been committed and/or approved before the date that the financial statements are issued. We adopted this standard in the fourth quarter of the fiscal year ended January 31, 2017. The accompanying financial statements have been prepared in conformity with GAAP, which contemplates Layne’s continuation as a going concern.

Our debt structure currently consists of the following:

Credit Facility

•

a $100 million senior secured asset-based facility that is due on April 14, 2019. As of October 31, 2017, there are no outstanding borrowings on the facility although $24.5 million of letters of credits have been issued under the facility. The maturity date for the asset-based credit facility will accelerate to May 15, 2018, if the following have not occurred on or before such date:

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

We believe we can extend, expand or replace our asset-based facility by May 15, 2018. If we are unable to do so, we believe we could support the outstanding letters of credit with existing cash, other collateral or with a new facility.

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

With respect to our 4.25% Convertible Notes, we have retained advisors to assist us in evaluating alternatives and raising capital to refinance or extend our debt to a date beyond October 15, 2019, and eliminate the accelerating maturity provisions of the 8.0% Convertible Notes. We believe the refinance or extension of our debt is likely based on current on-going discussions with existing and new potential lenders, our improving financial performance and credit quality, and the fact that our stock price is above the $11.70 conversion price for the 8% Convertible Notes. Although we believe these refinancing options are viable and likely, because our plans to refinance or restructure our debt have not been finalized, and therefore are not in our control (in part, due to the fact that neither of our Convertible Notes can be prepaid or have redemption provisions prior to February 2018), these plans are not considered probable under the new standard. Consequently, per the standard, these conditions, in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are filed.

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

Income (Loss) Per Share—Income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which we recognize net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (see Note 3 to the Condensed Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method. Options to purchase 0.7 million shares have been excluded from weighted average shares outstanding in the three and nine months ended October 31, 2017, respectively, as their effect was antidilutive. A total of 2.0 million nonvested shares have been excluded from weighted average shares outstanding in the three and nine months ended October 31, 2017, respectively, as their effect was antidilutive. Options to purchase 0.8 million shares have been excluded from weighted average shares outstanding in the three and nine months ended October 31, 2016, respectively, as their effect was antidilutive. A total of 1.9 million nonvested shares have been excluded from weighted average shares outstanding in the three and nine months ended October 31, 2016, respectively, as their effect was antidilutive.

Supplemental Cash Flow Information—The amounts paid for income taxes, interest and noncash investing and financing activities were as follows:

	Nine Months Ended October 31,
(in thousands)	2017	2016
Income taxes paid	$983	$783
Income tax refunds	(114)	(185)
Interest paid	6,462	6,843
Noncash investing and financing activities:
Accrued capital additions	1,162	2,184

New Accounting Pronouncements—In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718),” this ASU provides clarity and reduces both diversity in practice and cost and complexity when applying the guidance in Topic 718, Compensation – Stock Compensation, to a change to the terms or conditions of a share-based payment award. This ASU is effective after December 15, 2017 with early adoption permitted with prospective application. We have evaluated the impact of the adoption of this ASU and do not believe the effect will be material on our financial statements.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are preparing to implement changes to our accounting policies and controls, business processes and information systems to support the new accounting and disclosure requirements, which is effective for us beginning on February 1, 2019. We are currently evaluating the significance of adoption of this ASU and currently, based on our limited number of leases, we do not believe the effect will be material on our financial statements.

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

The collective guidance in these ASUs defines the steps to recognize revenue for entities that have contracts with customers as well as requiring significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from such contracts. We have completed our initial assessment of the guidance, where we determined the primary impact is the elimination of the completed contract method. We have reviewed our contract structure and have begun training for changes in how to account for our customers’ contracts under the new guidance. We anticipate adopting the new guidance beginning on February 1, 2018 using the full retrospective method that will result in restatement of the comparative periods presented. We are continuing to implement changes to our accounting policies and controls, business processes and information systems to support the new revenue recognition and disclosure requirements. We are continuing to evaluate and quantify the potential impact that these ASUs will have on our financial position and results of operations.

2. Property and Equipment

Property and equipment consisted of the following:

	October 31,	January 31,
(in thousands)	2017	2017
Land	$11,862	$10,037
Buildings and improvements	32,891	30,835
Machinery, equipment and pipeline	349,823	323,280
Property and equipment, at cost	394,576	364,152
Less - Accumulated depreciation	(276,953)	(267,167)
Property and equipment, net	$117,623	$96,985

3. Indebtedness

Debt outstanding was as follows:

	October 31,	January 31,
(in thousands)	2017	2017
4.25% Convertible Notes	$66,506	$64,387
8.0% Convertible Notes	98,558	97,952
Capitalized lease obligations	—	17
Less amounts representing interest	—	(1)
Total debt	165,064	162,355
Less current maturities of long-term debt	—	(9)
Total long-term debt	$165,064	$162,346

The following table presents the carrying value of the Convertible Notes:

	October 31,	January 31,
(in thousands)	2017	2017
4.25% Convertible Notes:
Carrying amount of the equity conversion component	$3,106	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500	$69,500
Unamortized deferred financing fees	(622)	(1,033)
Unamortized debt discount (1)	(2,372)	(4,080)
Net carrying amount	$66,506	$64,387

8.0% Convertible Notes:
Principal amount of the 8.0% Convertible Notes	$99,898	$99,898
Unamortized deferred financing fees	(1,340)	(1,946)
Net carrying amount	$98,558	$97,952
(1)	As of October 31, 2017, the remaining period over which the unamortized debt discount will be amortized is twelve months using an effective interest rate of 9.0%.

We utilize surety bonds to secure performance on a portion of our contracted projects. As of October 31, 2017 and January 31, 2017, the amount of surety bonds outstanding was $153.6 million and $223.8 million, respectively. Of the amount outstanding at October 31, 2017, $58.9 million related to surety bonds on contracts which were assumed by the purchasers of our Heavy Civil business.  Layne is currently working with our surety providers to negotiate the release of $26.1 million of these surety bonds. The remaining $32.8 million of the Heavy Civil-related surety bonds are associated with projects that are nearing completion.

4. Income Taxes

Income tax (expense) benefit for continuing operations of ($0.1) million and ($1.7) million was recorded in the three and nine months ended October 31, 2017 compared to ($1.4) million and ($1.8) million for the same periods last year. We recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three and nine months ended October 31, 2017. Current period tax expense is primarily related to income in Mexico and withholding tax related to our dividends from our affiliates, offset by favorable resolution of tax audits and statute of limitation expirations. The effective tax rate for continuing operations for the three and nine months ended October 31, 2017 was (4.2%) and (30.0%) compared to (43.5%) and (11.3%) for the same periods last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the respective periods on current year losses, partially offset by favorable resolution of tax audits and statute of limitation expirations.

After valuation allowances, we maintain no domestic net deferred tax assets and no net deferred tax assets from foreign jurisdictions. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future.

As of October 31, 2017 and January 31, 2017, the total amount of unrecognized tax benefits recorded was $9.0 million and $10.3 million, respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $7.4 million due to settlements of audit issues and expiration of statutes of limitation. We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. We report income tax-related interest and penalties as a component of income tax expense. As of October 31, 2017 and January 31, 2017, the total amount of liability for income tax-related interest and penalties was $8.8 million and $8.7 million, respectively.

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

Our assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments held at fair value are presented below as of October 31, 2017, and January 31, 2017:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
October 31, 2017
Financial Assets:
Long-term restricted deposits held at fair value	$6,354	$6,354	$—	$—
Contingent consideration receivable (1)	4,244	—	—	4,244
January 31, 2017
Financial Assets:
Long-term restricted deposits held at fair value	$5,055	$5,055	$—	$—
Contingent consideration receivable (1)	4,244	—	—	4,244

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

The following table summarized the carrying values and estimated fair values of the long-term debt:

	October 31, 2017		January 31, 2017
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.25% Convertible Notes	$66,506	$69,326	$64,387	$64,705
8.0% Convertible Notes	98,558	127,240	97,952	115,882

6. Equity-Based Compensation

We have an equity-based compensation plan that provides for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Compensation Committee. As of October 31, 2017, there were 773,836 shares available to be granted under the plan as stock options or restricted stock awards. We have the ability to issue shares under the plan either from new issuances or from treasury, although we have previously issued new shares and expect to continue to issue new shares in the future. We granted 258,446 restricted stock units and 277,799 performance restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the nine months ended October 31, 2017. All of the awards granted during the nine month period ended October 31, 2017, may be settled in cash or shares at the Compensation Committee’s discretion except for 36,725 restricted stock units granted to the Board of Directors that are required to be settled in shares. It is the intention to settle all awards in shares.

We recognized compensation cost for equity-based compensation arrangements of $0.8 million and $2.3 million for the three and nine months ended October 31, 2017, respectively, and $0.7 million and $2.7 million for the three and nine months ended October 31, 2016, respectively. Of these amounts, $0.7 million and $2.1 million, for the three and nine months ended October 31, 2017, respectively, and $0.6 million and $2.3 million for the three and nine months ended October 31, 2016, respectively, related to non-vested stock. There was no income tax benefit recognized on our equity-based compensation as a full valuation allowance has been provided on our deferred tax asset.

As of October 31, 2017, there was approximately $4.6 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 1.9 years. As of October 31, 2017, total unrecognized compensation cost related to unvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.3 years.

A summary of nonvested share activity for the nine months ended October 31, 2017, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2017	1,871,640	$5.00	$—
Granted - Restricted stock units	258,446	8.86
Granted - Performance shares	277,799	6.92
Vested	(90,238)	15.49
Forfeitures	(296,945)	5.45
Nonvested stock at October 31, 2017	2,020,702	$5.22	$26,693

A summary of stock option activity for the nine months ended October 31, 2017, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2017	750,044	$14.54	6.5
Forfeited	(45,022)	25.11
Exercised	(25,000)	8.22
Expired	(19,125)	42.42
Outstanding at October 31, 2017	660,897	$13.25	6.3	$2,077

Exercisable at February 1, 2017	611,453	$15.43	6.8
Exercisable at October 31, 2017	536,386	$14.04	6.1	$1,661

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

Nonvested stock awards having service requirements only, are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Other nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) or the disability or the death of the executive and for equitable adjustment in the event of changes in our equity structure. We granted performance based nonvested stock awards during the nine months ended October 31, 2017, which were valued using a Monte Carlo simulation model.

Assumptions used in the Monte Carlo simulation model for the stock awards granted during the nine months ended October 31, 2017 were as follows:

Assumptions:	2017
Weighted-average expected volatility	59.6%
Expected dividend yield	0.0%
Weighted-average risk free rate	1.5%
Weighted-average fair value	$6.92

7. Investment in Affiliates

We have investments in affiliates that are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies. Investment in affiliates may include other drilling-related joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries, if applicable, and the percentages directly and indirectly owned by us are as follows as of October 31, 2017:

	Percentage Owned Directly	Percentage Owned Indirectly
Boyles Bros Servicios Tecnicos Geologicos S.A. (Panama)	50.00%
Boytec, S.A. (Panama)		50.00%
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)		50.00
Sondajes Colombia, S.A. (Columbia)		50.00
Mining Drilling Fluids (Panama)		25.00
Plantel Industrial S.A. (Chile)		50.00
Christensen Chile, S.A. (Chile)	50.00
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Centro Internacional de Formacion S.A. (Chile)		50.00
Geoestrella S.A. (Chile)		25.00
Diamantina Christensen Trading (Panama)	42.69
Christensen Commercial, S.A. (Peru)	35.38
Geotec, S.A. (Peru)	35.38
Boyles Bros. Diamantina, S.A. (Peru)	29.49
Mining Drilling Fluids S.A. (Chile)	25.00

Financial information for the affiliates is reported with a one-month lag in the reporting period. The impact of the lag on our investment and results of operations are not significant. Summarized financial information of the affiliates is as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2017	2016	2017	2016
Income statement data:
Revenues	$37,362	$29,716	$106,659	$89,623
Gross profit	7,838	5,141	20,924	16,674
Operating income	3,963	1,324	9,618	5,602
Net income	3,268	568	7,397	4,095

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

Our segments are defined as follows:

Water Resources

Water Resources provides its customers with an array of water management solutions, including discovery and definition of water sources through hydrologic studies, water supply development through water well drilling and intake construction. Through our new Water Midstream business we provide water delivery through pipeline and pumping infrastructure with the ability to deliver non-potable water at multiple points along the pipeline route. Water Resources also brings technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and nuisance contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate, and volatile organic compounds.

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

Mineral Services

Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Global mining companies engage Mineral Services to extract samples that the mining companies analyze for mineral content before investing in development to extract the minerals. Mineral Services helps its clients determine if a minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization. Mine water management consists of vertical, large diameter wells for sourcing and dewatering; and horizontal drains for slope de-pressurization. The primary markets are in the western U.S., Mexico, and Brazil. As discussed in Note 11 to the Condensed Consolidated Financial Statements, during FY2016, we implemented a plan to exit our operations in Africa and Australia. Mineral Services also has ownership interests in foreign affiliates operating in Chile and Peru.

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

	Three Months		Nine Months
Revenues	Ended October 31,		Ended October 31,
(in thousands)	2017	2016	2017	2016
Water Resources	$45,902	$49,939	$132,875	$168,360
Inliner	54,623	50,517	155,993	151,027
Mineral Services	26,898	20,188	76,222	45,761
Other items/eliminations	—	(70)	—	(293)
Total revenues	$127,423	$120,574	$365,090	$364,855

	Three Months		Nine Months
Total Adjusted EBITDA	Ended October 31,		Ended October 31,
(in thousands)	2017	2016	2017	2016
Water Resources	$2,082	$(798)	$3,942	$5,064
Inliner	8,317	9,628	25,310	24,979
Mineral Services	5,202	2,701	15,412	6,815
Unallocated corporate expenses	(5,655)	(4,495)	(15,104)	(18,250)
Total Adjusted EBITDA	$9,946	$7,036	$29,560	$18,608

The following table reconciles net loss to Total Adjusted EBITDA.

	Three Months		Nine Months
Reconciliation of Net Loss to Total Adjusted EBITDA	Ended October 31,		Ended October 31,
(in thousands)	2017	2016	2017	2016
Net loss	$(2,080)	$(5,043)	$(29,886)	$(19,156)
Items not included in Total Adjusted EBITDA
Net loss from discontinued operations	76	580	22,329	1,259
Income tax expense	80	1,352	1,743	1,824
Interest expense	4,308	4,206	12,745	12,661
Depreciation and amortization	6,821	6,517	19,678	19,002
Gain on sale of fixed assets	(881)	(2,739)	(1,913)	(2,828)
Non-cash equity-based compensation	774	619	2,543	2,637
Equity in earnings of affiliates	(1,367)	(189)	(3,093)	(1,916)
Restructuring costs	953	1,711	2,208	2,776
Other expense (income), net	70	(554)	4	(665)
Dividends received from affiliates	1,192	576	3,202	3,014
Total Adjusted EBITDA	$9,946	$7,036	$29,560	$18,608

	Three Months		Nine Months
Depreciation and amortization	Ended October 31,		Ended October 31,
(in thousands)	2017	2016	2017	2016
Water Resources	$3,078	$2,970	$9,133	$9,138
Inliner	1,645	1,500	4,743	4,016
Mineral Services	1,908	1,753	5,268	4,773
Corporate	190	294	534	1,075
Total depreciation and amortization	$6,821	$6,517	$19,678	$19,002

	Three Months		Nine Months
Geographic Information	Ended October 31,		Ended October 31,
(in thousands)	2017	2016	2017	2016
United States/Canada	$114,636	$110,189	$328,780	$342,052
Africa/Australia	—	—	—	151
South America	3,260	2,756	7,652	5,057
Mexico	9,527	7,629	28,658	17,595
Total revenues	$127,423	$120,574	$365,090	$364,855

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

The components of assets and liabilities of the Heavy Civil business classified as discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

As of January 31,
(in thousands)	2017
Major classes of assets
Customer receivables	$13,731
Costs and estimated earnings in excess of billings on uncompleted contracts	22,970
Inventories	2,426
Other current assets	1,033
Total current assets of discontinued operations	40,160
Property and equipment, net	5,235
Other assets of discontinued operations	895
Total major classes of assets of discontinued operations	$46,290
Major classes of liabilities
Accounts payable	$16,963
Billings in excess of costs and estimated earnings on uncompleted contracts	3,530
Other current liabilities	87
Total current liabilities of discontinued operations	20,580
Total major classes of liabilities of discontinued operations	$20,580

The financial results of discontinued operations are as follows:

	Three Months		Nine Months
	Ended October 31,		Ended October 31,
(in thousands)	2017	2016	2017	2016
Revenue	$—	$32,993	$30,359	$107,500
Cost of revenues (exclusive of depreciation and amortization, shown below)	(10)	(30,778)	(28,859)	(98,677)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(66)	(2,480)	(4,464)	(8,613)
Depreciation and amortization	—	(348)	(287)	(1,245)
Gain on sale of fixed assets	—	59	4	223
Restructuring costs	—	(14)	(27)	(409)
Other expense items	-	(12)	(30)	(38)
Total operating loss on discontinued operations before income taxes	(76)	(580)	(3,304)	(1,259)
Income tax expense	—	—	—	—
Total operating loss on discontinued operations	(76)	(580)	(3,304)	(1,259)
Loss on sale of discontinued operations before income taxes	—	—	(19,025)	—
Income tax expense	—	—	—	—
Total loss on discontinued operations	$(76)	$(580)	$(22,329)	$(1,259)

We recorded a loss on sale of discontinued operations of $19.0 million for the nine months ended October 31, 2017, calculated as the difference between the net book value of the Heavy Civil business sold as a continuing operations of $21.2 million and cash consideration of $3.5 million, less cost to sell of $1.3 million.

At January 31, 2017, we performed an asset impairment test of the Heavy Civil reporting segment and no impairment was indicated.

Cash flow data relating to the Heavy Civil business is presented below:

	Nine Months Ended	Nine Months Ended
(in thousands)	October 31, 2017	October 31, 2016
Cash flow data:
Depreciation and amortization	$287	$1,245
Capital expenditures	226	837
Bad debt expense	1,551	472

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

Through one of our discontinued segments, Geoconstruction was a subcontractor on the foundation for the Salesforce Tower office building in San Francisco, California in 2013 and 2014. Certain anomalies were discovered in March 2014 in the foundation’s structural concrete, which were remediated by the general contractor during 2015. We have participated in discussions with the project owner and the general contractor regarding potential causes of the anomalies. Layne has assigned its claims under the project's builder's risk insurance policy to the general contractor. During FY2016, the owner and the general contractor submitted a claim to the project’s builder’s risk insurers to cover the cost of remedial work and related damages. The claim was denied by the builder’s risk insurers and the owner and the general contractor subsequently filed a legal proceeding against the insurers seeking coverage under the builder’s risk insurance policy. Although the Company is not a party to this legal proceeding, the Company believes, based on court filings in the legal proceeding, that the owner and the general contractor are asserting a claim for damages against the project’s builder’s risk insurers of approximately $100 million. Management does not believe that we are liable for any of the remediation costs or other claims related to this project. As of the date of this report, no action has been filed against us. Accordingly, no provision has been made in these interim Condensed Consolidated Financial Statements.

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

11. Restructuring Costs

During the second quarter of FY2017, we initiated a plan to reduce our cost structure and streamline our operations to improve our profitability in our Water Resources segment (“Water Resources Business Performance Initiative”). The Water Resources Business

Performance Initiative involves cost rationalization, increased standardization of functions such as sales, pricing and estimation, disposal of underutilized assets, and process improvements to drive efficiencies. Towards this continued pursuit, in FY2018, we have incurred $1.0 million and $1.1 million of restructuring expenses for the three and nine months ended October 31, 2017, respectively. We estimate remaining amounts to be incurred for the Water Resources Business Performance Initiative of approximately $1.0 million.

We continued the implementation of our FY2016 Restructuring Plan during the three and nine months ended October 31, 2017. This plan involves the exit of our operations in Africa and Australia and other actions to support our strategic focus of simplifying the business and building on our capabilities in water (“FY2016 Restructuring Plan”). In FY2018, we have incurred ($0.2) million and $1.1 million of restructuring expenses for the three and nine months ended October 31, 2017, respectively. The FY2016 Restructuring Plan costs for the three and nine months ended October 31, 2017 related primarily to our Mineral Services segment. We estimate remaining amounts to be incurred for the FY2016 Restructuring Plan to be less than $0.4 million.

The following table summarizes the carrying amount of the accrual for the restructuring plans discussed above:

	Severance
	and other
	personnel-
	related
(in thousands)	costs	Other	Total

Balance at January 31, 2017	$669	$170	$839
Restructuring Costs
Water Resources Business Performance Initiative	666	450	1,116
FY2016 Restructuring Plan	93	999	1,092
Total restructuring costs	759	1,449	2,208
Cash expenditures	(856)	(1,334)	(2,190)
Balance at October 31, 2017	$572	$285	$857

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases that convey the uncertainty of future events or outcomes. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: estimates and assumptions regarding our strategic direction and business strategy, the timely and effective execution of turnaround strategy for Water Resources, the continuing recovery in the mining industry, prevailing prices for various commodities, the timing and extent of future oil and gas drilling and production in the Delaware Basin, longer term weather patterns, unanticipated slowdowns in our major markets, the availability of credit, the availability of equity or debt capital needed for our business, including the refinancing of our existing indebtedness as it matures or accelerates, the risks and uncertainties normally incident to our infrastructure services industries, the impact of competition, worldwide economic and political conditions and foreign currency fluctuations that may affect our results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. Please see Part I, Item 1A, Risk Factors in our Annual Report for an additional discussion. Many of the factors that will impact our risk factors are beyond our ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

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

We are a global water management, infrastructure services and drilling company. We primarily operate in North America and Brazil. We manage and report our operations through three segments: Water Resources, Inliner and Mineral Services. We have ownership interest in certain foreign affiliates operating in Latin America. Our operations are cyclical and subject to seasonality. Drilling and infrastructure services activities and revenues tend to decrease during the months of November through January.

Recent Developments

On November 1, we entered into a long-term agreement with the Texas General Land Office (“GLO”) that provides Layne with the exclusive right to develop GLO non-potable water resources for use in oil and gas drilling and completion activities on approximately 88,000 acres interspersed across Reeves and Culberson counties in the Delaware Basin oil and gas producing region of Texas.

In the third quarter FY2018, Hurricane Irma made landfall in Texas and Florida and some neighboring states. Due primarily to the impact the storms had on some of our customers and employees, including our limited access to some job sites, we experienced work delays on certain Inliner projects.

During the second quarter FY2018, we completed our initial water pipeline infrastructure system for our new Water Midstream business serving energy producers in the Delaware Basin in West Texas. Our new Water Midstream business is anchored by nearly 1,000 acres of Company-owned, water-producing land near Pecos, TX, and consists of a high capacity 22-inch diameter pipeline of more than 20 miles in length, 750,000 barrels of storage through two lined, in-ground storage ponds near the water wells, and associated pump stations. We have the ability to deliver water at multiple points along the pipeline route. The system has initial production and delivery capacity of 100,000 barrels per day of non-potable water, with capacity to support further anticipated expansion from both additional water sources and delivery points. The capital investment for the system, including land and right of way costs, was approximately $18 million.

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

See Note 9 to the Condensed Consolidated Financial Statements for further discussion. The sale of the Heavy Civil business closed on April 30, 2017.

Additionally, as part of management’s continued analysis in connection with the Water Resources Business Performance Initiative, we determined a better reflection of cost of revenues would be to include indirect project manager costs that historically have been presented in selling, general and administrative expenses. Indirect project manager cost are included in cost of revenues beginning with the first quarter of FY2018, and prior periods have been revised. For the three and nine months ended October 31, 2016, approximately $2.0 million and $6.7 million, respectively, of these indirect project manager costs are now included in cost of revenue.

Consolidated Results of Operations – Three Months Ended October 31, 2017 and 2016

Revenues increased 5.7% to $127.4 million, for the three months ended October 31, 2017, from $120.6 million for the same period last year, due to increased drilling activity in Mineral Services, primarily in the western U.S. and Mexico, higher activity at Inliner and activity from our new Water Midstream business. These increases were partially offset by Water Resources’ reduced drilling activity in the western and mid-western U.S. stemming from increased precipitation in the region.

Cost of revenues (exclusive of depreciation and amortization) was 78.6% of revenues ($100.1 million) for the three months ended October 31, 2017 and 80.5% of revenues ($97.1 million) for the same period last year. Cost of revenues as a percentage of revenues for the three months ended October 31, 2017 decreased from the prior year primarily in Water Resources due to better performance on projects.

Selling, general and administrative expenses increased $1.7 million, or 9.6%, to $19.3 million for the three months ended October 31, 2017, including an increase in unallocated corporate overhead costs of $1.3 million primarily as a result of an increase in incentive compensation expense.

Depreciation and amortization increased $0.3 million, or 4.7%, to $6.8 million for the three months ended October 31, 2017, primarily due to higher capital expenditures during the current year.

Equity in earnings of affiliates increased to $1.4 million for the three months ended October 31, 2017 compared to earnings of $0.2 million during the same period last year resulting from increased performance by our international affiliates.

Restructuring costs of $1.0 million were recorded for the three months ended October 31, 2017 compared to $1.7 million for the same period last year, primarily related to our Water Resources Business Performance Initiative initiated in FY2017.

Income tax expense from continuing operations of ($0.1) million was recorded for the three months ended October 31, 2017 compared to income tax expense of ($1.4) million for the same period last year. Current period tax expense is primarily related to taxes accrued on income earned in Mexico and withholding tax related to our dividends from our affiliates, offset by favorable resolutions of tax audits and statute of limitation expirations. We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets. The decrease in tax expense in the current quarter versus the prior year was due to resolution of tax audits and statute of limitation expirations in the current year. The effective tax rate for the three months ended October 31, 2017 was (4.2%) compared to (43.5%) for the same period last year. The difference between the effective tax rate and the statutory tax rate resulted primarily from a valuation allowance recorded during the period on current year losses partially offset by favorable resolution of tax audits and statute of limitation expirations.

Segment Operating Results – Three Months Ended October 31, 2017 and 2016

Water Resources

	Three Months
	Ended October 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$45,902	$49,939	$(4,037)	(8.1)%
Adjusted EBITDA	2,082	(798)	2,880	n/m
Adjusted EBITDA as a percentage of revenues	4.5%	-1.6%	n/m	n/m

n/m – not meaningful

Revenues for Water Resources decreased during the three months ended October 31, 2017 compared to the prior year period due to reduced activity primarily in agricultural drilling projects in the western and mid-western U.S. stemming from increased precipitation in the region. The decline was partially offset by activity from our new Water Midstream business.

Adjusted EBITDA for the three months ended October 31, 2017 improved compared to the prior year with reduced losses from injection well drilling and increased activity from our Water Midstream business. Partially offsetting these improvements was reduced drilling activity in the western U.S. from increased precipitation in the region.

Inliner

	Three Months
	Ended October 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$54,623	$50,517	$4,106	8.1%
Adjusted EBITDA	8,317	9,628	(1,311)	(13.6)
Adjusted EBITDA as a percentage of revenues	15.2%	19.1%	n/m	n/m

n/m – not meaningful

Revenues for Inliner were higher by 8.1% compared to the prior year period due to increased activity levels. Delays resulting from hurricanes in Texas and Florida reduced revenues in the current quarter by approximately $1 million.

The decrease in Adjusted EBITDA was primarily attributable to margin pressure from certain jobs and the impact of revenue delays from hurricane activity in the current quarter.  The prior year period included favorable margins on a number of jobs.

Mineral Services

	Three Months
	Ended October 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$26,898	$20,188	$6,710	33.2%
Adjusted EBITDA	5,202	2,701	2,501	92.6
Adjusted EBITDA as a percentage of revenues	19.3%	13.4%	n/m	n/m

n/m – not meaningful

Revenues for Mineral Services increased 33.2% from the prior year period due to increased drilling activity related to the minerals market recovery in the western U.S. and Mexico.

The increase in Adjusted EBITDA for the three months ended October 31, 2017 compared to the prior year period was primarily due to increased activity and profitability in the western U.S. with higher utilization within the core drilling business, and increased mine water management work.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA were $5.7 million for the three months ended October 31, 2017 compared to $4.5 million for the same period last year. The increase was primarily due to an increase in incentive compensation expense based on improved operating performance.

Consolidated Results of Operations – Nine Months Ended October 31, 2017 and 2016

Revenues increased 0.1% to $365.1 million, for the nine months ended October 31, 2017, from $364.9 million for the same period last year, primarily due to increased drilling activity in Mineral Services in the western U.S. and Mexico and overall increased activity levels in Inliner. This increase was partially offset by Water Resources’ reduced drilling activity primarily in the western U.S. stemming from increased precipitation in the region and a decline in injection well activity.

Cost of revenues (exclusive of depreciation and amortization) was 78.1% of revenues ($285.3 million) for the nine months ended October 31, 2017 and 80.8% of revenues ($294.7 million) for the same period last year. Cost of revenues as a percentage of revenues for the nine months ended October 31, 2017 decreased from the prior year primarily resulting from improved margins in Mineral Services with the increase in drilling activity and in Water Resources due to better performance on projects with less work site execution issues.

Selling, general and administrative expenses decreased $1.3 million, or 2.2%, to $56.0 million for the nine months ended October 31, 2017. The prior year included a $2.2 million value added tax recovery in Mineral Services. Excluding the tax recovery in the prior year, selling, general and administrative expenses decreased $3.5 million reflecting reduced unallocated corporate overhead costs of $3.5 million, which included lower legal and professional fees and compensation related expenses partially offset by an increase in incentive compensation expense related to improved operating performance.

Depreciation and amortization increased $0.7 million, or 3.6%, to $19.7 million for the nine months ended October 31, 2017 primarily due to higher capital expenditures over the past year.

Equity in earnings of affiliates increased $1.2 million to $3.1 million for the nine months ended October 31, 2017 compared to the same period last year resulting from increased performance by our international affiliates.

Restructuring costs of $2.2 million were recorded for the nine months ended October 31, 2017 compared to $2.8 million for the same period last year, primarily related to finalizing tax issues and exit costs in Africa and Australia and costs associated with our Water Resources Business Performance Initiative initiated in FY2017.

Income tax expense from continuing operations of ($1.7) million was recorded for the nine months ended October 31, 2017 compared to ($1.8) million for the same period last year. Current period tax expense is primarily related to taxes accrued on income earned in Mexico and withholding tax related to our dividends from affiliates. We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets. The effective tax rate for the nine months ended October 31, 2017 was (30.0%) compared to (11.3%) for the same period last year. The difference between the effective tax rate and the statutory tax rate resulted primarily from a valuation allowance recorded during the period on current year losses.

Net loss from discontinued operations of $22.3 million was recorded for the nine months ended October 31, 2017, primarily related to the loss on sale of our Heavy Civil business.

Segment Operating Results – Nine Months Ended October 31, 2017 and 2016

Water Resources

	Nine Months
	Ended October 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$132,875	$168,360	$(35,485)	(21.1)%
Adjusted EBITDA	3,942	5,064	(1,122)	(22.2)
Adjusted EBITDA as a percentage of revenues	3.0%	3.0%	n/m	n/m

n/m – not meaningful

Revenues for Water Resources decreased during the nine months ended October 31, 2017 primarily due to reduced activity in agricultural drilling projects in the western U.S. stemming from increased precipitation in the region and a decline in injection well activity.

The decrease in Adjusted EBITDA for the nine months ended October 31, 2017 primarily reflects reduced drilling activity in the western U.S. and better performance on projects with less project execution issues.

Inliner

	Nine Months
	Ended October 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$155,993	$151,027	$4,966	3.3%
Adjusted EBITDA	25,310	24,979	331	1.3
Adjusted EBITDA as a percentage of revenues	16.2%	16.5%	n/m	n/m

n/m – not meaningful

Revenues for Inliner during the nine months ended October 31, 2017 were 3.3% higher compared to the prior year period due to overall increased activity levels.

Adjusted EBITDA remained flat for the Inliner segment compared to the prior year period.

Mineral Services

	Nine Months
	Ended October 31,
(in thousands)	2017	2016	$ Change	% Change
Revenues	$76,222	$45,761	$30,461	66.6%
Adjusted EBITDA	15,412	6,815	8,597	n/m
Adjusted EBITDA as a percentage of revenues	20.2%	14.9%	n/m	n/m

n/m – not meaningful

Revenues for Mineral Services increased 66.6% from the prior year period due to increased drilling activity from business in the western U.S. and Mexico.

The increase in Adjusted EBITDA for the nine months ended October 31, 2017 was primarily due to increased activity and profitability in the western U.S. and Mexico compared to the prior year period. Prior year Adjusted EBITDA included a $2.2 million value added tax recovery.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA were $15.1 million for the nine months ended October 31, 2017 compared to $18.3 million for the same period last year. The improvement was primarily due to a reduction in legal and professional fees and consulting fees partially offset by an increase in incentive compensation expense.

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

Our backlog at October 31, 2017, was $172.1 million compared to $166.6 million at January 31, 2017 and are reasonably expected to be completed during the next twelve months.

			Revenues Recognized
	Backlog at	New Business	during the nine months ended	Backlog at	Backlog at
(in millions)	January 31, 2017	Awarded(1)	October 31, 2017	October 31, 2017	October 31, 2016
Water Resources	$49.2	$147.1	$132.9	$63.4	$59.9
Inliner	117.4	147.3	156.0	108.7	112.4
Total	$166.6	$294.4	$288.9	$172.1	$172.3

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow generated from operations, with the ability to supplement cash flow with borrowings under our credit facilities or issuances of debt. Our cash flow is affected by prices of raw materials, demand for our services, weather and seasonal conditions, operational risks, volatility in commodity prices, industry and economic conditions, and conditions in the global markets.

As of October 31, 2017, our total liquidity was $101.6 million, consisting of Excess Availability under our asset-based credit facility and total cash and cash equivalents. Our cash and cash equivalents as of October 31, 2017 were $26.1 million compared to $69.0 million and $72.7 million as of January 31, 2017 and October 31, 2016, respectively. The decrease in cash primarily reflects investment during the first three quarters of the year in our Water Midstream business. Of our cash and cash equivalents, amounts held by foreign subsidiaries as of October 31, 2017, January 31, 2017 and October 31, 2016 were $6.0 million, $8.2 million and $7.4 million, respectively. No amounts held by foreign subsidiaries at October 31, 2017 could be subject to repatriation restrictions. If the cash held at our foreign subsidiaries is repatriated to the U.S., we would be required to accrue and pay U.S. income taxes on these funds, based on the unremitted amount. As a consequence of our exit from operations in Africa and Australia, we intend to bring back any remaining residual cash to the U.S. through intercompany debt repayment. We believe the cash remitted from our subsidiaries in Africa and Australia would not result in a repatriation of earnings and therefore will not result in a U.S. tax liability. With respect to our remaining foreign subsidiaries in Mexico, Canada and South America, other than the periodic payment of dividends by these subsidiaries, it is our intention to permanently reinvest their earnings and our current plans do not demonstrate a need to repatriate any earnings to fund our U.S. operations.

Our working capital was $60.3 million as of October 31, 2017 and $105.5 million as of January 31, 2017. Adjusted Working Capital (working capital excluding cash and cash equivalents of $26.1 million at October 31, 2017 and $69.0 million at January 31, 2017), decreased slightly by $2.3 million to $34.2 million as of October 31, 2017 from $36.5 million as of January 31, 2017. We use Adjusted Working Capital to assist in assessing performance of the organization.

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

Cash used in operating activities was ($7.9) million for the nine months ended October 31, 2017 compared to cash provided by operating activities of $11.8 million for the nine months ended October 31, 2016. With the increase in business activity levels, working capital increased during the current year by $25.4 million, primarily in accounts receivable heavily weighted in Mineral Services due to increase in activity, and costs and estimated earnings in excess of billings on uncompleted contracts. Partially offsetting our use of cash for working capital needs was a lower net loss, excluding non-cash items of $6.7 million, due to lower unallocated corporate expenses combined with improved earnings in Inliner and Mineral Services.

Cash used in investing activities was ($35.2) million for the nine months ended October 31, 2017 compared to ($4.5) million for the nine months ended October 31, 2016. The increase in cash used of $30.6 million compared to the prior year period was primarily related to higher capital expenditures of $25.7 million to implement an accounting system upgrade and complete a project within our Water Midstream business (see Recent Developments in this Item 2 above), partially offset by proceeds from the sale of the Heavy Civil business during the nine months ended October 31, 2017 of $3.5 million.

Financing Agreements

Below is a summary of certain provisions of our credit facility and debt instruments. For more information about our indebtedness, see Note 3 to the Condensed Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements included in our Annual Report.

4.25% Convertible Senior Notes due 2018. We have outstanding $69.5 million in aggregate principal amount of our 4.25% Convertible Notes as of October 31, 2017. The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year. The 4.25% Convertible Notes mature on November 15, 2018, unless earlier repurchased, redeemed or converted. The 4.25% Convertible Notes are contingently convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018.

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

8.0% Senior Secured Second Lien Convertible Notes. We have outstanding $99.9 million in aggregate principal amount of our 8.0% Convertible Notes as of October 31, 2017. The 8.0% Convertible Notes bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

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

Asset-based revolving credit facility. As of October 31, 2017, availability under our asset-based credit facility was $100.0 million, with outstanding letters of credit amounting to $24.5 million, leaving Excess Availability of approximately $75.5 million.

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

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a Covenant Compliance Period (as defined in the asset-based credit facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days. We  must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during any fiscal quarter ending from January 31, 2015 through  October 31, 2017.

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

We believe we can extend, expand or replace our asset-based facility by May 15, 2018. If we are unable to do so, we believe we could support the outstanding letters of credit with existing cash, other collateral or with a new facility.

With respect to our 4.25% Convertible Notes, we have retained advisors to assist us in evaluating alternatives and raising capital to refinance or extend our debt to a date beyond October 15, 2019, and eliminate the accelerating maturity provisions of the 8.0% Convertible Notes. We believe the refinance or extension of our debt is likely based on current on-going discussions with existing and new potential lenders, our improving financial performance and credit quality, and the fact that our stock price is above the $11.70 conversion price for the 8.0% Convertible Notes. Although we believe these refinancing options are viable and likely, because our plans to refinance or restructure our debt have not been finalized, and therefore not in our control (in part, due to the fact that neither of our Convertible Notes can be prepaid or have redemption provisions prior to February 2018), these plans are not considered probable under the new standard. Consequently, per the standard, these conditions, in the aggregate, raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are filed.

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

Interest Rate Risk

We centrally manage our debt portfolio considering overall financing strategies and tax consequences. A description of our debt is included in Note 3 to the Condensed Consolidated Financial Statements in this Form 10-Q. As of October 31, 2017, an instantaneous change in interest rates of one percentage point would impact our annual interest expense by approximately $1.7 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in foreign currency exchange rates. Currently, our primary international operations are in Mexico, Canada and Brazil. Our affiliates also operate in Latin America. The operations are described in Notes l and 2 of the Notes to Consolidated Financial Statements appearing in our Annual Report and Notes 7 and 8 of the Condensed Consolidated Financial Statements included in this Form 10-Q. The majority of our contracts in Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, we have historically not hedged our foreign currency exchange risk. As of October 31, 2017, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, translation of the income statements of our international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted income before income taxes by approximately less than $0.1 million for the three months ended October 31, 2017. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in our financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of October 31, 2017, conducted under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 31, 2017, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Layne Christensen Company
(Registrant)

DATE: December 5, 2017	/s/ Michael J. Caliel
Michael J. Caliel,
President and Chief Executive Officer

DATE: December 5, 2017	/s/ J. Michael Anderson
J. Michael Anderson,
Senior Vice President and Chief Financial Officer

DATE: December 5, 2017	/s/ Lisa Curtis
Lisa Curtis,
Vice President and Chief Accounting Officer