Form 10-K
period 2018-01-31
LAYNE CHRISTENSEN CO
filed 2018-04-10
CIK 888504

33+

United States

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended January 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§29.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 18,000,115,shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2017, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Market on that date was $190,621,218.

At March 31, 2018, there were 19,917,043 shares of the Registrant’s Common Stock outstanding.

Documents Incorporated by Reference

Portions of the following document are incorporated by reference into the indicated parts of this report: Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Commission pursuant to Regulation 14A.

LAYNE CHRISTENSEN COMPANY

Form 10-K

PART I

Item 1.	Business

General

Layne Christensen Company (“Layne”, “our”, “we” or “us”) is a leading global water management and services and drilling company, with more than 130 years of industry experience. We provide responsible, sustainable, integrated solutions to address the world’s water, minerals and infrastructure challenges. Protecting essential natural resources is a continuing focus within Layne. Our customers include government agencies, investor-owned utilities, industrial companies, multi-national mining companies, consulting engineering firms, oil and gas companies, power companies and agribusiness.

We operate approximately 52 sales and operations offices located throughout North America, Brazil and through our affiliates in Latin America. We maintain executive offices at 1800 Hughes Landing Boulevard, Suite 800, The Woodlands, Texas 77380. The telephone number is (281) 475-2600 and the website address is www.layne.com which is where you can find periodic and current reports, free of charge, as such material is filed with the Securities and Exchange Commission (“SEC”).

We manage for our customers, water and related infrastructure throughout its lifecycle, including supply, treatment, delivery, maintenance and rehabilitation. Throughout each phase, we work to ensure compliance with complex state and federal regulations and to meet increasingly high demand for quality, reliability and efficiency. Our mineral services teams extract representative samples that accurately reflect the underlying mineral deposits for our global mining customers and also offer mine water management services consisting of vertical, large diameter wells for sourcing and dewatering, and horizontal drains for slope de-pressurization.

Current Event

On February 13, 2018, we entered into a definitive agreement (the “Merger Agreement”) whereby Granite Construction Incorporated will acquire all of the outstanding shares of Layne in a stock-for-stock transaction with each share of Layne common stock exchanged for 0.27 shares of Granite common stock. The transaction is subject to the approval by Layne’s shareholders and other customary closing conditions.

Business Segments

During the first quarter of fiscal year ended January 31, 2018, we completed the sale of substantially all of the assets of our Heavy Civil business. The results of operations related to the Heavy Civil business have been classified as discontinued operations for all periods presented. Unless noted otherwise, discussion in this Form 10-K pertain to continuing operations. See Note 16 to the Consolidated Financial Statements for a discussion of discontinued operations.

As of fiscal year ended January 31, 2018, we operate our business in three segments: Water Resources, Inliner and Mineral Services. Each of our segments has major customers; however, no single customer accounted for 10% or more of revenues in any of the past three fiscal years. See Note 17 to the Consolidated Financial Statements for financial information pertaining to the operations and geographic spread of the segments and foreign operations.

Water Resources

Operations

We provide a full suite of water-related products and services throughout the United States (“U.S.”), including hydrologic design, source of supply exploration, well and intake construction, including radial collector wells (Ranney® Collector Wells) and well and pump maintenance and rehabilitation. The radial collector well group specializes in the design and turnkey infrastructure of high capacity water supply systems including radial collector wells, surface water intakes, infiltration galleries, riverbank filtration and sea water systems. Collector wells which are less intrusive on the environment, typically combine high yields with cost-effective operating and maintaining costs. We also offer water treatment equipment and engineering services, providing systems for the treatment of regulated and nuisance contaminants, specifically iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate and volatile organic compounds.

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

Water Resources provides water management solutions to the oil and natural gas industry’s exploration and production water related challenges. Our water management services specialize in hydrogeological assessments and sourcing, transfer, storage and treatment. Our Water Midstream business provides responsible water lifecycle solutions to energy producers in the Delaware Basin in West Texas through the creation of sustainable high-capacity water delivery infrastructure. Operations include our Hermosa Pipeline system, a 26 mile pipeline near Pecos, Texas, delivering up to 175,000 barrels of non-potable water per day for use in energy drilling and completion activities, water storage facilities and the exclusive right to develop non-potable water resources for use in energy drilling and completion activities on approximately 88,000 acres owned by the State of Texas General Land Office in Reeves and Culberson counties.

Customers & Markets

In Water Resources, our customers are typically government agencies, national and regional consulting firms engaged by federal and state agencies and local operations of agricultural, industrial and energy businesses. The term “government agencies” includes federal, state and local entities.

Demand for water solutions are expected to grow as government agencies, industrial, agricultural and energy companies compete for increasingly limited water resources. The combination of tightening regulations and water scarcity has resulted in increasingly sophisticated water consumers and this in turn has created opportunities for the introduction of long-term sustainable methods and technologies such as aquifer recharge, water re-use, injection wells and zero-liquid discharge treatment systems. Injection wells place fluid deep underground into porous rock formations, and we have seen increasing market demand driven by new regulations and the need to economically dispose of waste associated with municipal and industrial water treatment.

Main drivers for water supply and treatment include shifting demographics, new residential and commercial development, deteriorating water quality and infrastructure that supplies our water, increasing water demand from industrial expansion, increasing amounts of water used in oil and gas production, stricter regulation and new technology that allows us to achieve new standards of quality. Well and pump rehabilitation demand depends on the age and application of the equipment, the quality of material and workmanship applied in the original well infrastructure and changes in depth and quality of the groundwater. The demand for well and pump rehabilitation in the public market is highly influenced by municipal budgets.

Competition

The U.S. water well drilling and rehabilitation markets are highly fragmented, consisting of several thousand regional and local contractors. Water well drilling work is usually obtained on a competitive bid basis for government agencies, while work for industrial customers is obtained both on a competitive bid and negotiated basis. The majority of these water well drilling contractors are primarily involved in drilling low-volume water wells for agricultural and residential customers, markets in which we do not generally participate. Competition in the energy market is primarily from local or regional small and mid-sized contractors.

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

Inliner

Operations

Inliner is an infrastructure solutions provider offering a wide range of rehabilitation techniques and services for wastewater, storm water and process sewer pipeline networks. The foundation of our services remains our proprietary Inliner® and Inliner STX® cured-in-place pipe (“CIPP”) products. These products allow us to rehabilitate aging and deteriorated infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. The trenchless nature of the products reduces rehabilitation costs, minimizes environmental impact and reduces or eliminates surface and social disruption.

Since Inliner’s start as the first U.S. licensee of the Inliner® technology in 1991, we have expanded and have come to own and operate Inliner Technologies and Liner Products, the technology company and lining tube manufacturer, respectively. This vertical integration gives us control of the Inliner® product from raw material purchases to product installation. In our 27 year history, we have successfully installed more than 25 million feet of 4 to 96-inch CIPP throughout the U.S. in traditional round as well as non-circular pipe geometries. Inliner’s lining tube manufacturing, design, saturation (both felt and ultra violet (“UV”)), and installation techniques are all ISO 9001:2015 certified, bringing an added level of quality control to our products and offered services.

Inliner has the ability to supply both traditional felt-based or composite CIPP lining tubes cured with water or steam, and fiberglass-based lining tubes cured with ultraviolet light. We continue to offer outside sales of dry as well as install-ready, resin-saturated felt liners and install-ready, resin-saturated fiberglass/UV liners to other marketplace installers.

While Inliner focuses on CIPP, we also provide full system renewal and infrastructure management services. Renewal methods include Janssen structural renovation of service lateral connections, traditional excavation and replacement and manhole renewal. Inliner’s expertise, experience and customer-oriented contracting combined with an ability to provide a diverse line of products and services differentiates us from other rehabilitation contractors and allows Inliner to provide clients with single source accountability for rehabilitative and large construction type projects.

Customers & Markets

Inliner’s primary customer base is comprised of municipalities, operating groups of municipal systems and local operations of industrial businesses. Customers for both felt and fiberglass based tube supplied through Liner Products remain predominantly U.S. based. Inliner’s current geographic reach stretches from the east coast westward to the Rocky Mountains.

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

Competition

The U.S. competitive landscape remains fragmented with a limited number of CIPP providers able to provide nationwide coverage. Numerous, smaller scale, regionalized competitors in both the felt and UV arenas exist. Municipal work is most often obtained on a competitive bid basis with some exceptions of qualification-based or design build proposals used predominantly in larger, longer-term and more complex projects. Multi-year contracts, although typically obtained at least initially through a structure that involves a competitive pricing element, continue to exist and remain a focal point for Inliner. Industrial or private work is only a small percentage of revenue and is a mix of competitive bid and negotiated.

Larger competitors share the same vertical integration-tube manufacturing/assembly, resin-saturation (wetout) and installation- as Inliner, while most of our smaller competitors rely on third party tube supply and wetout. This readily-available, saturated tube supply for both traditional, heat cured, felt based products and UV cured  fiberglass products combined with the ability to not have to construct and permit saturation facilities, allows smaller competitors to continue to enter and remain in the CIPP market. The smaller installers often perform CIPP as a side product to complement other work they perform.

Despite widespread competition, Inliner remains one of the most diversified providers in the industry by supplying a good quality, competitively priced group of core products and then complementing that product group with ancillary product offerings, subcontracting partnerships and construction management services all designed to provide broader solutions that go beyond just CIPP installation.

Mineral Services

Operations

Before investing heavily in development to extract minerals, global mining and junior mining companies hire companies such as Mineral Services to extract rock and soil samples for analyses of mineral content and grade. Mineral Services conducts drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Samples extracted must be free of contamination and accurately reflect the location and orientation of underlying mineral deposits. We also drill to support the definition of ore bodies to maximize the efficiency of mining operations. Mines often face water problems; with either too little water to supply processing needs or too much water, causing concerns with flooding and/or mine stabilization. Layne’s mine water management services utilize our expertise at completing high yield wells to find new sources of water or to construct wells that efficiently de-water areas for depressurization to increase slope stability.

Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form our primary presence in Chile and Peru. Mineral Services manages interests in our foreign affiliates, where we do not have majority ownership or operating control, through regular management meetings and analysis of key operating and financial information. The foreign affiliates are engaged in similar operations to Mineral Services and also the manufacture and supply of drilling equipment, parts and supplies.

The mining industry has experienced improvement with the increase in demand for mineral exploration over the past year. This improvement has been driven by strengthening commodity prices of base and precious metals. Mineral Services has continually adjusted our operations to respond to the industry’s market conditions, which are cyclical in nature. Our safety record and ability to re-deploy assets quickly positions Mineral Services well to respond to such opportunities.

Customers and Markets

Mineral Services customers are major gold and copper producers and to a lesser extent, other base metal producers including iron ore. Mineral Services’ largest customers are multi-national corporations headquartered in the U.S., Brazil, Europe and Canada. The success of Mineral Services is closely tied to global commodity prices and demand for the products of our global mining customers. Our primary markets are in North America, Brazil and through our affiliates in Latin America. See Item 1A, Risk Factors for a discussion of the risks associated with operating in these foreign countries.

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

The mineral exploration market is dependent on financial and credit markets being readily available to fund drilling and mining programs. In addition, mining companies’ ability to raise capital for their operations through other avenues, which traditionally have been available to them, is dependent on market pricing trends for base and precious metals.

Competition

Mineral Services competes with a number of drilling companies, as well as vertically integrated mining companies that conduct their own exploration drilling activities. In the mineral exploration drilling market, Mineral Services competes based on price, technical expertise and reputation. Mineral Services work is typically performed on a private bid basis.

Contracts

We identify potential projects from a variety of sources. After determining which projects are available, we make a decision on which projects to pursue based on factors such as client history, project size, duration, availability of personnel, current backlog, profitability expectations, risk profile, type of contract, prior experience, source of project funding and geographic location.

We execute our contracts through a variety of methods, including cost-plus, fixed-price, time and material, day rate, unit price or some combination of these methods. Customers may consider price, technical capabilities of equipment and personnel, safety record and reputation, among other factors.

Fixed-price contracts have historically been used in competitively bid public water well and specialty contracts. These contracts commit us to provide all of the resources required to complete a project for a fixed sum. Usually, fixed-price contracts transfer more risk to us.

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

Backlog Analysis

Backlog represents the dollar amount of revenues we expect to recognize in the future from contracts that have been awarded. We include a project in backlog at such time as contracts are executed or notices to proceed are obtained, depending on terms of the contract. Backlog amounts include anticipated revenues associated with the original contract amounts, executed change orders and any claims that may be outstanding with customers for which recovery is considered probable. The backlog figures are subject to modifications, alterations or cancellation provisions contained in the various contracts. Historically, those provisions have not had a material effect on the consolidated financial statements.

Backlog may not be indicative of future operating results. There have been no changes in the methodology used to determine backlog during the fiscal years ended January 31, 2018 and 2017. Backlog is not a measure defined by generally accepted accounting principles in the United States (“GAAP”) and is not a measure of profitability. Our method for calculating backlog may not be comparable to methodologies used by other companies.

Layne’s backlog of uncompleted contracts at January 31, 2018, was approximately $178.6 million compared to $166.6 million at January 31, 2017. The following table provides an analysis of backlog by segment for the fiscal year ended January 31, 2018.

	Backlog at	New Business	Revenues Recognized	Backlog at
(in millions)	January 31, 2017	Awarded (1)	FY 2018	January 31, 2018 (2)
Water Resources	$49.2	$171.1	$172.4	$47.9
Inliner	117.4	219.2	205.9	130.7
Total	$166.6	$390.3	$378.3	$178.6

(1)	New business awarded consists of the original contract price of projects added to our backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.
(2)	As of January 31, 2018, approximately 11% of total backlog is not reasonably expected to be completed during the next twelve months.

Of Layne’s total backlog of $178.6 million as of January 31, 2018, approximately $6.3 million relates to active contracts that are in a loss position. The remaining contracts in backlog have future revenues which are expected to equal or exceed costs when recognized. We can provide no assurance as to the profitability of the contracts reflected in backlog. It is possible that the estimates of profitability could increase or decrease based on changes in productivity, actual downtime and the resolution of change orders and any claims with customers. As of January 31, 2018, there were no significant contracts in backlog not moving forward as originally scheduled.

During the fiscal years ended January 31, 2018 and 2017, there were no significant cancellations of contracts previously included in backlog and no significant changes in anticipated gross margin trends based on current backlog.

Seasonality

The domestic drilling and infrastructure services activities and related revenues and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to project sites. Additionally, drilling activities and services typically slow down during Thanksgiving, Christmas and New Year holidays. As a result, revenues and earnings in our first and fourth fiscal quarters tend to be less than revenues and earnings in the second and third fiscal quarters.

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

Environmental

Our operations are subject to stringent and complex federal, state, local and foreign environmental laws and regulations. These include, for example, (1) the federal Clean Air Act and comparable state and foreign laws and regulations that impose obligations related to air emissions, (2) the federal Resource Conservation and Recovery Act and comparable state and foreign laws that regulate the management of waste from our facilities, (3) the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”) and comparable state and foreign laws that regulate the cleanup of hazardous substances that may have been released at properties owned or operated by us, our predecessors or locations where we or our predecessors sent waste for disposal and (4) the federal Clean Water Act and the Safe Drinking Water Act and analogous state and foreign laws and regulations that impose detailed permit requirements and strict controls regarding water quality and the discharge of pollutants into waters of the U.S. and state and foreign waters.

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

We have made and will continue to make expenditures in our efforts to comply with these environmental requirements. Management does not believe that, to date, we have expended material amounts in connection with such activities or that compliance with these requirements will have a material adverse effect on our capital expenditures, earnings or competitive position.

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

The operation and registration of our motor vehicles are subject to various regulations, including those promulgated by the U.S. Department of Transportation (“DOT”), including rules on commercial driver licensing, controlled substance testing, medical and other qualifications for drivers, equipment maintenance and drivers’ hours of service.

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

As is common practice in drilling and infrastructure services business, we are required at times to provide surety bonds as an additional level of security of our performance. We have surety arrangements with more than one surety.

Employees

At January 31, 2018, we had approximately 2,178 employees, approximately 67 of whom were members of collective bargaining units represented by locals affiliated with major labor unions in the U.S. Management believes that its relationship with employees is satisfactory. In all of Layne’s operations, an important competitive factor is technical expertise; accordingly, Layne emphasizes the growth and development of its personnel.

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

Many of our employees have extensive experience with Layne and our industries and have advanced academic backgrounds in agricultural, chemical, civil, industrial, geological and mechanical engineering, geology and metallurgy. Management believes that our size and reputation allows us to compete effectively for highly qualified professionals.

Item 1A.	Risk Factors

Investing in our common stock is subject to risks and uncertainties. You should carefully consider the risks described below with all of the other information contained or incorporated by reference in this annual report on Form 10-K before deciding to invest in our common stock. Many of these risks are beyond our control and are driven by factors that often cannot be predicted. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In this event, the market price of our common stock could decline and you could lose part or all of your investment.

Risks Relating to Our Business and Industry

Demand for our services is subject to economic conditions and volatility in private industry and municipal and other governmental spending. This could materially and adversely affect our revenues, profits and our financial condition.

During times of uncertain economic conditions, our customers may face budget shortfalls and may reduce or defer capital spending that could decrease the overall demand for our services. In addition, our customers may find it difficult to raise capital in the future. Levels of municipal spending particularly impact Water Resources and Inliner. Reduced tax revenue or user fee in certain regions, or inability to access traditional sources of credit, may limit spending and new development by municipalities or local governmental agencies, which in turn may adversely affect the demand for our services and reduce our revenue.

Many of our customers, especially federal, state and local governmental agencies competitively bid their contracts. In addition, projects with negotiated contracts are also highly competitive. Our customers may also demand lower pricing as a condition of continuing our services. In addition, certain of our customers may be unable to pay us if they are unable to raise capital to fund their business operations, which would have an adverse effect on our revenue and cash flows.

Volatility within the global commodity markets may negatively impact Mineral Services. Mineral exploration is highly speculative and is influenced by a variety of factors, including the prevailing prices for various metals (particularly gold and copper), which often fluctuate widely in response to global supply and demand, international economic trends, currency exchange fluctuations, expectations for inflation, speculative activities and political events.

Volatility in the price of crude oil and natural gas may negatively impact our Water Midstream business. Crude oil and natural gas exploration, development and production is influenced by a variety of factors, including the prevailing prices for crude oil and natural gas, which often fluctuate widely in response to global supply and demand, international economic trends, currency exchange fluctuations and political events. Demand for our Water Midstream services is highly dependent on the level of exploration, development and production of crude oil and natural gas in the geographic areas in which we operate.

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

Moreover, our domestic activities and related revenue and earnings tend to decrease in the winter months when adverse weather conditions interfere with access to drilling or other infrastructure services sites. Additionally, activities related to our domestic and international operations can decrease due to year end holidays as certain customers stop operations during this time. As a result, our revenue and earnings in the second and third quarters tend to be higher than revenue and earnings in the first and fourth quarters. Accordingly, as a result of the foregoing as well as other factors, our quarterly results should not be considered indicative of results to be expected for any other quarter or for any full fiscal year.

Our failure to meet the schedule or performance requirements of our contracts could harm our reputation, reduce our client base and harm our future operations.

In certain circumstances, we guarantee contract completion by a scheduled acceptance date. Failure to meet any such schedule could result in additional costs and the amount of such additional costs could exceed projected profit margins. These additional costs could include liquidated damages paid under contractual penalty provisions, which can be substantial and can accrue on a daily basis. In addition, our actual costs could exceed our projections. Performance problems for existing and future contracts could increase the anticipated costs of performing those contracts and cause us to suffer damage to our reputation within our industry and our client base, which would harm our future business.

The timing of new contract awards and the performance of those new contracts could result in fluctuations in our operating results and cash flows.

New projects often entail a lengthy and complex design and bidding process. This process can be affected by governmental approvals, budget negotiations, funding approvals, permitting, weather, as well as changing market conditions. The uncertainty of the timing of contract awards as well as the timing of the commencement date of the contract can have an adverse effect on our results of operations and cash flows causing fluctuations from quarter to quarter or year to year. These fluctuations can be significant.

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

In addition, our management periodically reviews our businesses and portfolio of assets to identify those businesses and assets that may be underperforming and for which we may consider a sale or other disposition. However, we may not correctly identify businesses or assets that are, or will be, underperforming, and we may not be able to dispose of those businesses and assets on favorable terms in a timely manner, if at all. Our inability to identify and favorably dispose of underperforming businesses and assets may significantly harm our business.

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

As of January 31, 2018, approximately 3% of our workforce was unionized and 3 of our 8 active collective bargaining agreements are scheduled to expire within the next 12 months. To the extent that disputes relating to existing or future collective bargaining agreements arise, a work stoppage could occur. If protracted, a work stoppage could reduce or suspend our operations and reduce our revenue.

Fluctuations in the prices of raw materials could increase our operating costs.

We purchase steel, resin, concrete and fuel for use in connection with our businesses. We also purchase a significant volume of fuel to operate our trucks and equipment. The manufacture of materials used in our sewer rehabilitation business is dependent upon the availability of resin, a petroleum-based product. At present, we do not engage in any type of hedging activities to mitigate the risks of fluctuating market prices for oil, steel, resin, concrete or fuel and increases in the price of these materials may increase our operating costs.

International trade tariffs and restrictions in the steel market may adversely affect our business.

Portions of our business either use significant quantities of imported steel or are dependent on providing products and services to customers that import steel into the United States from the international markets. To the extent that trade tariffs and other restrictions imposed by the United States increase the price of, or limit the amount of, steel imported into the United States, the costs of our raw materials may be adversely affected and/or the demand from our customers for products and services may be diminished, which could adversely affect our revenues and profitability.

If we are not able to demonstrate our technical competence, competitive pricing and reliable performance to potential customers we will lose business to competitors, which would reduce our profit.

We face significant competition and a large part of our business is dependent upon obtaining work through a competitive bidding process. In Water Resources and Inliner, we compete with many smaller firms on a local or regional level, many of whom may have a lower corporate overhead cost than us. We also compete with larger competitors that may be better capitalized than us and may have a lower cost of capital. There are few proprietary technologies or other significant factors which prevent other firms from entering these local or regional markets or from consolidating together into larger companies more comparable in size to our company. Competition also places downward pressure on our contract prices and profit margins. Competition in all of our markets has intensified in the last few years and such heightened competition may continue for the foreseeable future. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profit. Additional competition could reduce our profit.

If we cannot obtain third-party subcontractors, or if their performance is unsatisfactory, our profit could be reduced.

We rely on third-party subcontractors to provide services on some of our projects. To the extent that we cannot engage subcontractors as planned, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for subcontracted services exceeds the amount we have estimated in bidding for fixed-price work, we could experience reduced profits or losses in the performance of these contracts. In addition, if a subcontractor is unable to deliver its services according to the negotiated terms for any reason, including the deterioration of its financial condition, we may be required to purchase the services from another source at a higher price, which could reduce the profit to be realized or result in a loss on a project for which the services were needed. Also, if our subcontractors perform unsatisfactory work, we may become subject to increased warranty costs or product liability or other claims against us.

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

We extend trade credit to customers for purchases of our services and in the past we have had and in the future we may have, difficulty collecting receivables from customers that experience financial difficulties.

We grant trade credit, generally without collateral, to our customers, which include mining companies, general contractors, commercial and industrial facility owners, government agencies and industrial companies. Consequently, we are subject to potential credit risk related to changes in business and economic factors in the geographic areas in which our customers are located. If any of our major customers experience financial difficulties, we could experience reduced cash flows and losses in excess of current allowances provided. In addition, material changes in any of our customers’ revenues or cash flows could affect our ability to collect amounts due from them.

If we are unable to obtain performance bonds or letters of credit on acceptable terms, our ability to obtain future projects could be negatively impacted.

A portion of our projects require us to procure a bond to secure performance. Our continued ability to obtain surety bonds primarily will depend upon our capitalization, working capital, past performance, management expertise and reputation and certain external factors, including the overall capacity of the surety market. Surety companies consider such factors in relationship to the amount of our backlog and their underwriting standards, which may change from time to time. With a decreasing number of insurance providers in that market, it may be difficult to find sureties who will continue to provide contract-required bonding on acceptable terms and conditions.

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

In addition, events that generally affect the insurance and bonding markets may result in bonding becoming more difficult to obtain in the future, being available only at a significantly greater cost or not being available at all. If we are unable to obtain performance bonds on future projects, our results of operations would be materially and adversely affected. The amount of our surety bonds as of January 31, 2018, based on the expected amount of revenues remaining to be recognized on the projects, was $148.3 million; $48.4 million relates to surety bonds on contracts which were assumed by the purchaser of our former Heavy Civil business which we do not expect to be released until the jobs are completed.

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

We may experience cost overruns on our fixed-price contracts, which could reduce our profitability and we may suffer additional losses.

A significant number of our contracts contain fixed prices and generally assign responsibility for cost overruns to us. Under such contracts, prices are established in part on cost and scheduling estimates, which are based on a number of assumptions, many of which are beyond our control. These assumptions include job-site conditions (both surface and sub-surface), future economic conditions, prices and availability of materials, labor and other requirements. Estimates are revised based upon changing conditions and new developments that are continuous and characteristic of the drilling and infrastructure services. In addition, the time required to complete a drilling or infrastructure project may be greater than originally anticipated. We may not be able to obtain compensation for additional work performed or expenses incurred as a result of changes or inaccuracies in these estimates and underlying assumptions.

We have experienced inaccurate estimates, or changes in other circumstances, such as unanticipated technical problems, difficulties obtaining permits or approvals, changes in local laws or labor conditions, ambiguities in specifications, supply shortages, weather delays, unanticipated sub-surface site conditions, accidents, equipment failures, inefficiencies, cost of raw materials, or our suppliers’ or subcontractors’ inability to perform, which could result in substantial losses. As a result, cost and gross margin may vary from those originally estimated making the project less profitable than originally estimated, or possibly not profitable at all and, depending upon the size of the project, variations from estimated contract performance could significantly affect our operating results.

Our use of the percentage of completion method of accounting involves significant estimates and management judgment, changes of which could result in volatility in our results of operations.

Our Inliner segment primarily uses the percentage of completion method for its contracts, while our Water Resources segment uses the percentage of completion method for its larger, more complex contracts. Under the percentage of completion method, revenue is recognized based upon the ratio of actual costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenue, costs and profits in the reporting period when such estimates are revised. Total estimates may be affected by:

•	changes in expected costs of materials, labor, productivity or scheduling;
•	changes in external factors outside of our control, such as weather, sub-surface site conditions or customer requirements; and
•	change orders, which are a normal and recurring part of our business and can increase or decrease the scope of work and therefore the revenue and the cost of a job.

The above items can change the estimates on a contract, including those arising from contract penalty provisions and final contract settlements and can result in revisions to costs and income. Revisions in estimates are recognized in the period in which they are determined. This could result in the reduction or reversal of previously recorded revenues and profits. Change orders often change the scope and cost of a contract. Change orders can also have the short-term effect of reducing the percentage of completion on a contract and the revenues and profits that otherwise would be recognized. We also factor in all other information that we possess with respect to the change order to determine whether the change order should be recognized at all and, if recognition is appropriate, what dollar amount of the change order should be recognized. Due to factors that we may not anticipate at the time of recognition, however, revenues ultimately received on these change orders could be less than revenues that we recognized in a prior reporting period or periods, which could require us in subsequent reporting periods to reduce revenues and profit previously recognized.

Our contracts may require us to perform extra, or change order work, which can result in disputes or claims and adversely affect our working capital, profits and cash flows.

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

As of January 31, 2018, our backlog of uncompleted drilling and infrastructure services was approximately $178.6 million. The revenue projected in our backlog may not be realized or, if realized, may not result in profits. Projects reflected in our contract backlog may be affected by project cancellations, scope adjustments, time extensions or other changes. Such changes may adversely affect the revenue and profit we ultimately realize on these projects.

Our actual results could differ if the estimates and assumptions that we use to prepare our financial statements are inaccurate.

To prepare financial statements in conformity with GAAP, we are required to make estimates and assumptions, as of the date of the financial statements, which affect the reported values of assets, liabilities, revenue, expenses and disclosures of contingent assets and liabilities. Areas in which we must make significant estimates include:

•	contract costs and profit and application of percentage of completion accounting and revenue recognition of contract claims;
•	provisions for income taxes and related valuation allowances;
•	recoverability of other tangible and intangible assets and their related estimated lives; and
•	assumptions for litigation, claims and other reserves.

If these estimates or assumptions are inaccurate, our actual results could differ materially from currently recorded amounts.

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

Because we are a multinational company conducting a complex business in several markets in North America and South America, we are subject to legal and operational risks related to staffing and management, as well as a broad array of local legal and regulatory requirements.

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

A portion of our earnings is generated from our foreign operations and those of our affiliates. Political and economic risks in those countries could reduce or eliminate the earnings and cash flow due to dividends we derive from those operations.

Our earnings are significantly impacted by the results of our operations in foreign countries. Our foreign operations are subject to certain risks beyond our control, including the following:

•	political, social and economic instability;
•	war and civil disturbances;
•	bribery and corruption;
•	the taking of property through nationalization or expropriation without fair compensation;
•	changes in government laws, regulations and policies;
•	tariffs, taxes and other trade barriers;
•	barriers to timely movement or transfer of equipment between countries; and
•	exchange controls and limitations on remittance of dividends or other payments to us by our foreign subsidiaries and affiliates.

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

In addition, corporate, contract, property, insolvency, competition, securities and other laws and regulations in Mexico and South America have been and continue to be, substantially revised. Therefore, the interpretation and procedural safeguards of the new legal and regulatory systems are in the process of being developed and defined and existing laws and regulations may be applied inconsistently. Also, in some circumstances, it may not be possible to obtain the legal remedies provided for under these laws and regulations in a reasonably timely manner, if at all.

We perform work at mining operations in countries which have experienced political and economic instability in the past, or may experience similar instability in the future. The mining industry is subject to regulation by the countries in which we have operations relating to matters such as environmental protection, controls and restrictions on production and, potentially, nationalization, expropriation or cancellation of contract rights, as well as restrictions on conducting business in such countries. In addition, in our foreign operations we face operating difficulties, including political instability, workforce instability, harsh environmental conditions and remote locations. We do not maintain political risk insurance. Adverse events beyond our control in the areas of our foreign operations could reduce the earnings derived from our foreign operations to the extent that contractual provisions and bilateral agreements between countries may not be sufficient to guard our interests.

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

While we obtain advice from legal and tax advisors as necessary to help assure compliance with tax and regulatory matters, most tax jurisdictions that we operate in have complex and subjective rules regarding the valuation of intercompany services, cross-border payments between affiliated companies and the related effects on income tax, value-added tax (“VAT”), transfer tax and share registration tax. Our foreign subsidiaries frequently undergo VAT reviews and from time to time undergo comprehensive tax reviews and may be required to make additional tax payments should the review result in different interpretations, allocations or valuations of our products or services. Certain countries may, from time to time, make changes to their existing tax structure which might affect our operations. These countries may, with little or no notice, implement additional taxes in the form of severance taxes, windfall profits taxes, production taxes and tariffs, which could negatively impact our results in our segments that perform services in those countries. We earn a portion of our operating income from outside of the U.S. and any repatriation of funds currently held in foreign jurisdictions may result in additional tax expense.

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax disclosures and our effective tax rate in the future when we return to profitability.

The Tax Cuts and Jobs Act of 2017 ("The Act") was enacted on December 22, 2017, and it significantly affected U.S. tax law by, among other things, changing how the U.S. imposes income tax on multinational corporations. The Act contains several key tax provisions that affect us, including a one-time mandatory transition tax on accumulated foreign earnings and a reduction of the corporate income tax rate to 21% effective January 1, 2018, among others.

We are required to recognize the effect of the tax law changes in the period of enactment, including determining the transition tax, re-measuring our U.S. deferred tax assets and liabilities and reassessing the net realizability of our deferred tax assets and liabilities. Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We have recorded provisional estimates in our financial statements with respect to certain income tax effects of The Act for which the accounting is incomplete, but a reasonable estimate was able to be determined. We will continue to perform additional analysis on the application of The Act, taking into account any additional regulatory guidance that is issued by the applicable taxing authorities, which may result in adjustments to our previously reported provisional estimates. In accordance with the SEC's guidance, we will recognize any adjustments to our previously reported provisional estimates in the relevant future periods, which could materially affect our tax obligations and our effective tax rate. See Note 10 to the Consolidated Financial Statements.

In addition, The Act requires complex computations not previously provided in U.S. tax law, and the application of accounting guidance for such items is currently uncertain in some respects. Further, compliance with The Act and the accounting for such provisions require accumulation of information not previously required or regularly produced. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how the law is applied and thus impact our results of operations in the period issued.

Professional liability, product liability, warranty and other claims against us could reduce our revenue.

Any accidents, design defect or system failures in excess of insurance limits at locations that we engineer or construct or where our products are installed or where we perform services could result in significant professional liability, product liability, warranty and other claims against us. Further, the drilling and infrastructure services projects we perform expose us to additional risks, including cost overruns, equipment failures, personal injuries, property damage, shortages of materials and labor, work stoppages, labor disputes, weather problems and unforeseen engineering, architectural, environmental and geological problems. In addition, once our drilling and infrastructure services are complete, we may face claims with respect to the work performed. If we incur these claims, we could incur substantial losses of revenue or additional costs. See Note 15, “Contingencies” to our Consolidated Financial Statements for a further discussion.

Our business is subject to numerous operating hazards, logistical limitations and force majeure events that could significantly reduce our liquidity, suspend our operations and reduce our revenue and future business.

Our drilling and infrastructure services activities involve operating hazards that can result in personal injury or loss of life, damage or destruction of property and equipment, damage to the surrounding areas, release of hazardous substances or wastes and other harm to the environment. To the extent that the insurance protection we maintain is insufficient or ineffective against claims resulting from the operating hazards to which our business is subject, our liquidity could be significantly reduced.

In addition, our operations are subject to delays in obtaining equipment and supplies and the availability of transportation for the purpose of mobilizing rigs and other equipment, particularly where rigs or mines are located in remote areas with limited infrastructure support. Our business operations are also subject to force majeure events such as adverse weather conditions, natural disasters and mine accidents or closings. If our drill site or infrastructure services operations were interrupted or suspended as a result of any such events, we could incur substantial losses of revenue and future business.

Our failure to comply with the regulations of the U.S. Occupational Safety and Health Administration, the U.S. Mine Safety and Health Administration, the U.S. Department of Transportation and other state and local agencies that oversee transportation and safety compliance could reduce our revenue, profitability and liquidity.

OSHA, MSHA and other comparable state and foreign laws establish certain employer responsibilities, including maintenance of a workplace free of recognized hazards likely to cause death or serious injury, compliance with standards promulgated by the applicable regulatory authorities and various recordkeeping, disclosure and procedural requirements. Various standards, including standards for notices of hazards and safety in excavation and demolition work may apply to our operations. We have incurred and will continue to incur, capital and operating expenditures and other costs in the ordinary course of business in complying with OSHA, MSHA and other state, local and foreign laws and regulations and could incur penalties and fines in the future, including in extreme cases, criminal sanctions.

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

Our drilling and infrastructure services are subject to various licensing, permitting, approval and reporting requirements imposed by federal, state, local and foreign laws. Our operations are subject to inspection and regulation by various governmental agencies, including the DOT, OSHA and MSHA of the Department of Labor in the U.S., as well as their counterparts in foreign countries. A major risk inherent in drilling and infrastructure services is the need to obtain permits from local authorities. Delays in obtaining permits, the failure to obtain a permit for a project or a permit with unreasonable conditions or costs could limit our ability to effectively provide our services.

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

Our water treatment business is impacted by legislation and municipal requirements that set forth discharge parameters, constrain water source availability and set quality and treatment standards. The success of our groundwater treatment services depends on our ability to comply with the stringent standards set forth by the regulations governing the industry and our ability to provide adequate design and infrastructure services solutions cost-effectively.

In most states, one of our employees is required to be a licensed contractor in order for us to bid for, or perform, certain types of infrastructure services related projects. From time to time, we are temporarily unable to bid for, or perform work with respect to, those types of infrastructure services projects in a particular state, because our licensed employee resigns, is terminated, or dies. Depending upon the length of time to qualify another employee as a licensed contractor in the state and the number and size of the affected projects in that state, the loss of the services of an employee that is a licensed contractor could have a material adverse effect on our results of operations.

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

We are required to comply with foreign, federal, state and local laws and regulations regarding health and safety and the protection of the environment, including those governing the generation, storage, use, handling, transportation, discharge, disposal and clean-up of hazardous substances in the ordinary course of our operations. We are also required to obtain and comply with various permits under current environmental laws and regulations and new laws and regulations, or changed interpretations of existing requirements, which may require us to obtain and comply with additional permits and/or subject us to enforcement or penalty proceedings. We may be unable to obtain or comply with, and could be subject to revocation of, permits necessary to conduct our business. The costs of complying with environmental laws, regulations and permits may be substantial and any failure to comply could result in fines, penalties or other sanctions.

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

Although we maintain insurance protection that we consider economically prudent for major losses, we have high deductible amounts for each claim under our health insurance, workers’ compensation insurance and liability insurance. Our current individual claim deductible amount is $200,000 for health insurance, and on a per occurrence basis it is $750,000 for auto liability insurance and $500,000 for workers’ compensation insurance. Our general liability insurance is subject to a per claim self-insured retention of $750,000. We cannot assure that we will have adequate funds to cover our deductible obligations or that our insurance will be sufficient or effective under all circumstances or against all claims or hazards to which we may be subject or that we will be able to continue to obtain such insurance protection. In addition, we may not be able to maintain insurance of the types or at levels we deem necessary or adequate or at rates we consider reasonable. A claim or damage resulting from a hazard for which we are not fully insured could increase our operating costs and reduce our profit.

The cost of defending litigation or successful claims against us could reduce our profit or significantly limit our liquidity and impair our operations.

We have been and from time to time may be named as a defendant in legal actions claiming damages in connection with drilling or other infrastructure services projects and other matters. These are typically actions that arise in the normal course of business, including employment-related claims and contractual disputes or claims for personal injury or property damage that occur in connection with drilling or infrastructure site services. To the extent that the cost of defending litigation or successful claims against us is not covered by insurance, our profit could decline, our liquidity could be significantly reduced and our operations could be impaired.

Geoconstruction, one of our discontinued segments, was a subcontractor on the foundation for the Salesforce Tower office building in San Francisco, California in 2013 and 2014. Certain anomalies were discovered in March 2014 in the foundation’s structural concrete, which were remediated by the general contractor during 2015. We have participated in discussions with the project owner and the general contractor regarding potential causes of the anomalies. We have assigned our claims under the project's builder's risk insurance policy to the general contractor. During the fiscal year ended January 31, 2016, the owner and the general contractor submitted a claim to the project’s builder’s risk insurers to cover the cost of remedial work and related damages. The claim was denied by the builder’s risk insurers and the owner and the general contractor subsequently filed a legal proceeding against the insurers seeking coverage under the builder’s risk insurance policy. Although we are not a party to this legal proceeding, management believes, based on court filings in the legal proceeding, that the owner and the general contractor are asserting a claim for damages against the project’s builder’s risk insurers of approximately $100 million. Accordingly, no provision has been made in these Consolidated Financial Statements. See Note 15 to our Consolidated Financial Statements for a further discussion of this contingency.

Our ability to use U.S. federal net operating loss carryforwards, foreign tax credit carryforwards, capital loss carryforwards and net unrealized built-in losses could be severely limited in the event of certain share transfers of our common stock.

We currently have a significant U.S. deferred tax asset, before considering valuation allowances, which results from federal net operating loss carryforwards, foreign tax credit carryforwards, capital loss carryforwards and net unrealized built-in losses. While we have recorded a full valuation allowance against the net deferred tax asset, the carryforwards and the future use of these attributes could provide significant future tax savings to us if we are able to use such losses and credits. However, our ability to use these tax benefits may be restricted due to a future ownership change within the meaning of Section 382 of the Internal Revenue Code. An ownership change could occur that would severely limit our ability to use the tax benefits associated with the net operating loss carryforwards, foreign tax credit carryforwards, capital loss carryforwards and net unrealized built-in losses, which may result in a significantly higher tax cost compared to the situation where these tax benefits are preserved.

If we are unable to protect our intellectual property adequately, the value of our patents and trademarks and our ability to operate our business could be harmed.

We rely on a combination of patents, trademarks, trade secrets and similar intellectual property rights to protect the proprietary technology and other intellectual property that are instrumental to our operations. We may not be able to protect our intellectual property adequately and our use of this intellectual property could result in liability for patent or trademark infringement or unfair competition. Further, through acquisitions of third parties, we may acquire intellectual property that is subject to the same risks as the intellectual property we currently own.

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

The FCPA and related statutes and regulations provide for potential fines, civil and criminal penalties and equitable remedies, including disgorgement of profits or monetary benefits from such payments, related interest and injunctive relief. These fines and penalties can be significant.

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

The prospective impact of potential climate change on our operations and those of our customers remains uncertain. Some scientists have hypothesized that the impacts of climate change could include changes in rainfall patterns, water shortages, snowpack levels, changing sea levels, changing storm patterns and intensities and changing temperature levels and that these changes could be severe. These impacts could vary by geographic location. At the present time, we cannot predict the prospective impact of potential climate change on our results of operations, liquidity or capital resources, or whether any such effects could be material to us.

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

Information technology systems are an integral part of the efficient functioning of our business as well as the security of our information. Problems with the implementation of new or upgraded systems as our business grows or with maintenance or discontinuance of existing systems could disrupt or reduce the efficiency of our operations.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers and suppliers and personally identifiable information of our employees, in our facilities and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, disrupt our operations, damage our reputation and cause a loss of confidence, which could adversely affect our business.

Claims for indemnification related to the sale of business units and assets may be substantial and have a negative impact on our financial condition.

From time to time, we dispose of business units or assets, including the recent dispositions of our Heavy Civil and Geoconstruction businesses. As part of a sale, we have agreed and may in the future agree to indemnify the purchaser for certain pre-closing liabilities associated with the business unit or assets that are sold and for any breach of the representations and warranties contained in the asset purchase agreement for the transaction. There can be no guarantee that material claims will not arise during the relevant indemnification periods and that we will not have to provide the requisite indemnification. In addition, legal challenges to any potential claim for indemnification could result in increased legal expenses. Also, as is typical in divestiture transactions, some third parties have been, and in the future may be, unwilling to release us from guarantees, performance bonds or other credit support provided prior to the sale of the business unit or assets. As a result, after a divestiture, we may remain secondarily liable for some of the obligations guaranteed, bonded or supported to the extent that the buyer of the business unit or assets fails to perform these obligations.

Risks Related To Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We have a significant amount of indebtedness. As of January 31, 2018, we had total indebtedness of approximately $166.0 million. Our substantial indebtedness could have important consequences. For example, it could:

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

Servicing our debt requires a significant amount of cash and we may not have sufficient cash flow from our business to service our substantial debt.

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

We may not have sufficient borrowing capacity under our asset-based credit facility to meet our liquidity requirements and a reduction in our borrowing base could result in a portion of our borrowings becoming immediately due.

We may need to borrow on our asset-based credit facility in the future for our liquidity needs. If we are unable to borrow under our asset-based credit facility or otherwise obtain capital as needed to operate our business, our financial performance and position could materially suffer.

Our ability to borrow under our asset-based credit facility depends on, among other things, the amount of the borrowing base as defined in the asset-based credit facility and our available capacity under the asset-based credit facility. Continued operating losses or negative cash flows from our operations may cause Layne to borrow under our asset-based credit facility and reduce the available capacity under the asset-based credit facility. Our borrowing base is primarily comprised of a percentage of the net orderly liquidation value of eligible equipment and the value of certain customer and contract receivables. Our borrowing base is reduced by any reserves that the co-collateral agents under our asset-based credit facility determine to be necessary in good faith and their reasonable business judgment. As of January 31, 2018, total availability under the asset-based credit facility was $100.0 million, with $24.6 million of letters of credit and no borrowings outstanding, resulting in Excess Availability of $75.4 million. The amount of our borrowing base could be materially and adversely affected by decreases in the value of our eligible equipment and/or receivables, a portion of our equipment and/or receivables being deemed ineligible under the terms of our asset-based credit facility or the co-collateral agents imposing additional reserve requirements.

In addition, if our borrowing base is reduced below the amount of letters of credit and borrowings outstanding under our asset-based credit facility, then the excess indebtedness would, absent a waiver or amendment, become immediately due and payable and any outstanding letters of credit could require replacement or cash collateralization. We may not have the resources to make any required repayment or cash collateralization and such repayment obligation or cash collateralization could have a material adverse impact on our liquidity and financial condition.

We may not have sufficient capital resources to repay all of our indebtedness as it matures.

Our debt facilities currently consist of:

•	$69.5 million of 4.25% Convertible Notes that are due on November 15, 2018,
•	a $100 million senior secured asset-based credit facility that is due on April 14, 2019 (of which $24.6 million of letters of credits have been issued under the facility) and
•	$99.9 million of 8.0% Convertible Notes that are due on May 1, 2019.

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

In addition, the maturity date of the asset-based credit facility will be (a) July 16, 2018 if we have not delivered to the administrative agent for the asset-based credit facility evidence by July 15, 2018 that the 4.25% Convertible Notes have been effectively discharged with the proceeds from the issuance of the 11.0% Unsecured Notes or (b) May 15, 2018 if (i) the issuance of the 11.0% Unsecured Notes is cancelled for any reason or (ii) the proceeds of the 11.0% Unsecured Notes are used for a purpose other than to effectively discharge the 4.25% Convertible Notes in full; provided, that if an event described in clause (i) or (ii) above occurs after May 15, 2018, then the maturity date of the asset-based credit facility will be the date the event occurred.

On March 19, 2018, we entered into a note purchase agreement with two investment funds advised by Corre Partners Management, LLC to purchase $71.0 million of our 11% Unsecured Notes. Corre Partners Management and its affiliated funds, including the purchasers of the 11.0% Unsecured Notes, own a portion of our 4.25% Convertible Notes and 8.00% Convertible Notes. Prior to August 15, 2018, we may elect to issue the 11.0% Unsecured Notes and use the proceeds from the issuance of the 11.0% Unsecured Notes to effectively discharge the 4.25% Convertible Notes, in which case the maturity date of the 8.0% Convertible Notes would remain May 1, 2019. As a result, if the proceeds of the 11.0% Unsecured Notes were to be used to effectively discharge the 4.25% Convertible Notes prior to July 16, 2018, we would need to refinance (1) the asset-based credit facility on or prior to April 14, 2019, (2) to the extent they are not converted into our common stock, the 8.0% Convertible Notes on May 1, 2019 and (3) the 11.0% Unsecured Notes on or prior to October 16, 2019.

Alternatively, if the market price of our common stock prior to August 15, 2018 is above $11.70 per share, we could elect to take no action with respect to the 4.25% Convertible Notes, in which case the maturity date of the 8.0% Convertible Notes would become August 15, 2018. We believe that under those circumstances most, if not all, of the holders of our 8.0% Convertible Notes would convert their notes into our common stock (and any remaining unconverted amounts could be refinanced with available cash or drawings under our asset-based credit facility) and we could issue the 11.0% Unsecured Notes by October 1, 2018 in order to repay the 4.25% Convertible Notes at maturity. In this case, we would seek to extend or refinance our asset-based credit facility.

We may not have sufficient capital resources to repay all of our indebtedness as it becomes due, which could result in a default under all of our indebtedness.

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

Our asset-based credit facility includes customary conditions to funding, representations and warranties, covenants and events of default. The terms of the indebtedness could have important consequences to shareholders, including the following:

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

•

an event of default under the asset-based credit facility, including a subjective event of default if we have experienced a material adverse change, could result in an acceleration of the obligations under the asset-based credit facility, in the foreclosure on assets subject to liens in favor of the asset-based credit facility lenders and the inability to borrow additional amounts under the asset-based credit facility; and

•

acceleration of the indebtedness or payment default under the asset-based credit facility would also be an event of default under the indenture governing our convertible notes (and our 11% Unsecured Notes, if issued).

In addition, under our asset-based credit facility, if Excess Availability is less than the greater of $17.5 million or 17.5% of total availability, in each case for more than one business day, then a “Covenant Compliance Period” will exist until we have Excess Availability for a period of 30 consecutive days equal to or greater than the greater of (a) 17.5 % of the total availability and (b) $17.5 million. During each Covenant Compliance Period, we must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarter period ended immediately prior to commencement of a Covenant Compliance Period and for every four fiscal quarter period ending during a Covenant Compliance Period. During the fiscal years ended January 31, 2018 and 2017, we were not subject to Covenant Compliance Period(s) under our asset-backed credit facility. If we had been in a Covenant Compliance Period during the three year period ended January 31, 2018, we would not have been in compliance with the minimum fixed charge coverage ratio.

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

The conversion of our 4.25% Convertible Notes may adversely affect our financial condition.

After May 15, 2018, holders of the 4.25% Convertible Notes will be entitled to convert such notes at any time at their option. If one or more holders elect to convert their 4.25% Convertible Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying solely cash in lieu of any fractional share), including if we have irrevocably elected full physical settlement upon conversion, we would be required to make cash payments to satisfy all or a portion of our conversion obligations based on the applicable conversion rate, which could adversely affect our liquidity.

We may in certain circumstances elect to settle conversions of our 4.25% Convertible Notes in cash and the accounting method for convertible debt securities that may be settled in cash could have a material effect on our reported financial results.

Pursuant to the terms of our 4.25% Convertible Notes, at our election, we will satisfy our conversion obligation by paying or delivering, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock. We refer to these settlement methods as cash settlement, physical settlement and combination settlement, respectively. In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as ASC Topic 470-20, “Debt with Conversion and Other Options”. ASC Topic 470-20 requires an entity to separately account for the liability and equity components of convertible debt instruments whose conversion may be settled entirely or partially in cash in a manner that reflects the issuer’s economic interest cost for non-convertible debt. During the first quarter of the fiscal year ended January 31, 2015, the liability component of the convertible debt instrument was valued at the fair value of a similar debt instrument that did not have an associated equity component and was reflected as a liability on the balance sheet. The equity component of the convertible debt instrument was included in the additional paid-in capital section of stockholders’ equity on the balance sheet and the value of the equity component was treated as original issue discount for purposes of accounting for the debt component. This original issue discount is being amortized to non-cash interest expense over the term of the convertible debt instrument. Accordingly, we record a greater amount of non-cash interest expense in current periods as a result of this amortization. We report lower net income in our financial results because ASC Topic 470-20 requires the interest expense associated with our 4.25% Convertible Notes to include both the current period’s amortization of the debt discount and our 4.25% Convertible Notes’ coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our 4.25% Convertible Notes.

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

Our 8.0% Convertible Notes are convertible, at the option of the holders, into consideration consisting of shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding the maturity date. As of January 31, 2018, the conversion price of the 8.0% Convertible Notes ($11.70 per share) was significantly below the closing price of our common stock on that date ($13.49 per share). To the extent we issue common stock upon conversion of our 8.0% Convertible Notes, that conversion would dilute the ownership interests of our shareholders. If all the 8.0% Convertible Notes were to convert into shares of our common stock, we would issue approximately 8.5 million additional shares representing approximately 30.0% of the outstanding shares of our common stock on that date.

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

In addition, except in very limited circumstances involving a refinancing of the 8.0% Convertible Notes in a manner permitted by our asset-based credit facility, our asset-based credit facility prohibits us from making or offering to make certain voluntary repurchases of the  convertible notes, except that we may repurchase the 8.0% Convertible Notes if certain “payment conditions” are satisfied. This provision may prohibit us from repurchasing the convertible notes at the holders’ election following a fundamental change or, with respect to the 8.0% Convertible Notes, certain asset sales and casualty and condemnation events.

If we fail to repurchase our convertible notes when required, we will be in default under the indentures for the convertible notes. In addition, such a failure could also be a default under our asset-based credit facility, which may allow the lenders under that agreement to cause all outstanding amounts under the facility to become immediately due and payable.

Certain provisions in the indentures governing our convertible notes could delay or prevent an otherwise beneficial takeover or takeover attempt of us.

Certain provisions in the indentures governing our convertible notes could make it more difficult or more expensive for a third party to acquire us. For example, if a takeover would constitute a fundamental change (as defined in the indentures governing our convertible notes), holders of our convertible notes will have the right to require us to repurchase their convertible notes in cash. In addition, if a takeover constitutes a make-whole fundamental change, we may be required to increase the conversion rate for holders who convert their convertible notes in connection with such takeover. In either case and in other cases, our obligations under our convertible notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us.

Risks Related To Ownership of Our Common Stock

Provisions in our organizational documents, Delaware law and the indentures governing our convertible notes could prevent or frustrate attempts by stockholders to replace our current management or effect a change of control of Layne.

Our certificate of incorporation, bylaws and the Delaware General Corporation Law contain provisions that could make it more difficult for a third party to acquire us without consent of our board of directors. In addition, under our certificate of incorporation, our board of directors may issue shares of preferred stock and determine the terms of those shares of stock without any further action by our stockholders. Our issuance of preferred stock could make it more difficult for a third party to acquire a majority of our outstanding voting stock and thereby effect a change in the composition of our board of directors. Our certificate of incorporation also provides that our stockholders may not take action by written consent. Our bylaws require advance notice of stockholder proposals and nominations and permit only our board of directors, or authorized committee designated by our board of directors, to call a special stockholder meeting. These provisions may have the effect of preventing or hindering attempts by our stockholders to replace our current management. In addition, Delaware law prohibits us from engaging in a business combination with any holder of 15% or more of our capital stock until the holder has held the stock for three years unless, among other possibilities, our board of directors approves the transaction. Our board may use this provision to prevent changes in our management. Also, under applicable Delaware law, our board of directors may adopt additional anti-takeover measures in the future.

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

In addition to outstanding shares eligible for future sale, as of January 31, 2018, 2.0 million shares of our common stock were issuable, subject to vesting requirement, under currently outstanding stock options and restricted stock units granted to officers, directors and employees and an additional 0.7 million shares are available to be granted under our stock option and employee incentive plans.

We are restricted from paying dividends.

We have not paid any cash dividends on our common stock since our initial public offering in 1992 and we do not anticipate paying any cash dividends in the foreseeable future. In addition, our current credit arrangements restrict our ability to pay cash dividends.

Our share price has been volatile and could decline, resulting in a substantial or complete loss of your investment. Because the trading of our common stock is characterized by low trading volume, it could be difficult for you to sell the shares of our common stock that you hold.

The stock markets, including the NASDAQ Global Select Market, on which we list our common stock, have experienced significant price and volume fluctuations. As a result, the market price of our common stock could be similarly volatile and you may experience a decrease in the value of the shares of our common stock that you may hold, including a decrease unrelated to our operating performance or prospects. In addition, the trading of our common stock has historically been characterized by relatively low trading volume and the volatility of our stock price could be exacerbated by such low trading volumes. The market price of our common stock could be subject to significant fluctuations in response to various factors or events, including among other things:

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

These factors may lower the trading price of our common stock, regardless of our actual operating performance and could prevent you from selling your common stock at or above the price that you paid for the common stock. In addition, the stock markets, from time to time, experience extreme price and volume fluctuations that may be unrelated or disproportionate to the operating performance of companies. These broad fluctuations may lower the market price of our common stock.

Risks Relating to Pending Merger with Granite Construction (see Item 7, Overview - Subsequent Event)

Information concerning additional risk factors related to the pending merger with Granite Construction Incorporated (“Granite”) is available in the preliminary proxy statement/prospectus included in the Registration Statement on Form S-4 that Granite filed with the SEC on March 13, 2018, in connection with the pending stock merger.

Layne’s business relationships may be subject to disruption due to uncertainty associated with the merger.

Parties with which Layne does business may experience uncertainty associated with the proposed merger, including with respect to current or future business relationships with Layne or the combined company. Layne’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than Layne or the combined company. These disruptions could have an adverse effect on the businesses, financial condition, or results of operations of Layne and/or the combined company. The risk, and adverse effect, of such disruptions could be exacerbated by a delay in consummating the merger or termination of the merger agreement.

The merger may be consummated on different terms from those contained in the merger agreement.

Prior to the consummation of the merger, the parties may, by their mutual agreement, amend or alter the terms of the merger agreement, including with respect to, among other things, the consideration to be received by Layne stockholders, or any covenants or agreements with respect to the parties’ respective operations during the pendency thereof, provided, however, that after approval by Layne stockholders, no amendment may be made without further stockholder approval which, by law or in accordance with the rules of Nasdaq, requires further approval by such stockholders. Any such amendments or alterations may have negative consequences to Layne stockholders including, among other things, reducing the cash available for Granite’s or Layne’s operations or to meet respective obligations or restricting or limiting assets or operations of either of Granite or Layne. Under certain circumstances, Layne stockholders may be permitted or required to adopt any such amendments, which could delay consummation of the Merger and subject Layne and Granite to additional expense.

Layne must obtain approval of its stockholders to consummate the Merger, which, if delayed or not obtained, may jeopardize or delay the consummation of the Merger.

The Merger is conditioned on the adoption of the merger agreement by the affirmative vote of the holders of a majority of the issued and outstanding shares of Layne Common Stock entitled to vote thereon. If Layne stockholders do not adopt the merger agreement, then Layne and Granite cannot consummate the Merger.

The merger agreement contains provisions that limit Layne’s ability to pursue alternatives to the merger, which could discourage a potential acquirer of Layne from making an alternative transaction proposal or could result in a competing proposal being at a lower price than it might otherwise be and, in certain circumstances, could require Layne to pay Granite a significant termination fee.

The merger agreement contains “no shop” provisions that, subject to limited exceptions, require that Layne may not (a) solicit, initiate, cause or knowingly facilitate or encourage the submission of any inquiries, proposals or offers or any other efforts or attempts that constitute or may reasonably be expected to lead to any acquisition proposal (generally, a proposal to acquire 20% or more of the common stock or assets of Layne), or engage in any discussions or negotiations with respect thereto or otherwise cooperate with or assist or participate in, or knowingly facilitate or encourage, any such inquiries, proposals, discussions or negotiations, or resolve to or publicly propose to take any of the foregoing actions, (b) approve or recommend, or resolve to or publicly propose to approve or recommend, any acquisition proposal or enter into any merger agreement, agreement-in-principle, letter of intent, share purchase agreement, asset purchase agreement, share exchange agreement, option agreement or other similar agreement relating to an acquisition proposal or enter into any letter of intent, agreement or agreement-in-principle requiring Layne to abandon, terminate or fail to consummate the Merger or (c) (1) withdraw, modify or qualify in a manner adverse to Granite the recommendation of the Layne Board or the approval or declaration of advisability by the Layne Board of the merger agreement and the transactions contemplated thereby (including the Merger) or (2) approve or recommend, or resolve to or publicly propose to approve or recommend, any acquisition proposal.

The merger agreement also provides that Layne will be required to pay a termination fee of $16.0 million to Granite upon termination of the merger agreement under certain circumstances. These provisions might discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of Layne from considering or proposing an acquisition even if it were prepared to pay consideration with a higher per share market price than that proposed in the Merger, or might result in a potential competing acquiror proposing to pay a lower per share price to acquire Layne than it might otherwise have proposed to pay.

Item 1B.	Unresolved Staff Comments

We have no unresolved comments from the Securities and Exchange Commission staff.

Item 2.	Properties

Our primary facilities are summarized in the table below:

Location	Segment	Owned/Leased	Square Footage	Purpose
The Woodlands, Texas	Corporate	Leased(1)	51,152	Corporate headquarters
Redlands, California	Water Resources	Owned	74,645	Field office
Stuttgart, Arkansas	Water Resources	Owned	35,696	Field office
Aurora, Illinois	Water Resources	Owned	24,500	Field office
Chandler, Arizona	Water Resources and Mineral Services	Owned	83,610	Field office
Orleans, Indiana	Inliner	Owned(2)	111,880	Field office
Paoli, Indiana	Inliner	Owned	115,000	Manufacturing facility
Baytown, Texas	Inliner	Owned	50,000	Field office
Sanford, Florida	Inliner	Owned	46,481	Manufacturing facility
Hermosillo, Mexico	Mineral Services	Owned	66,392	Field office

(1)	The term of the lease expires in 2025 and has two, five-year extensions. We have subleased approximately 19,000 square feet of our corporate facilities under a sublease agreement that expires in 2025.
(2)	We have leased approximately 50% of our Orleans office building to the purchaser of our Heavy Civil business under a lease agreement that expires in 2022.
Item 3.	Legal Proceedings

We are, from time to time, a party to legal or regulatory proceedings arising in the ordinary course of our business. The discussion in Note 15 to the Consolidated Financial Statements included elsewhere in this Form 10-K is incorporated herein by reference. Currently, there are no other legal or regulatory proceedings that management believes, either individually or in the aggregate, would have a material adverse effect upon our consolidated financial statements. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These liabilities are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case or proceeding.

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

Our common stock is traded on the NASDAQ Global Select Market under the symbol LAYN. The following table sets forth the range of high and low sales prices of our stock by quarter for the fiscal years ended January 31, 2018 and 2017, as reported by the NASDAQ Global Select Market.

Fiscal Year 2018	High	Low
First Quarter	$10.79	$7.53
Second Quarter	10.70	6.98
Third Quarter	13.64	9.52
Fourth Quarter	13.83	10.39

Fiscal Year 2017	High	Low
First Quarter	$9.22	$4.90
Second Quarter	9.32	6.50
Third Quarter	9.56	7.15
Fourth Quarter	11.42	8.17

At March 26, 2018, there were 162 owners of record of our common stock.

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

The following graph provides a comparison of our five-year, cumulative total shareholder return from January 31, 2013 through January 31, 2018 to the return of the Russell 3000 and a custom peer group selected by Layne. The peer group includes Aegion Corp, Boart Longyear Ltd, Foraco International Sa, Forage Orbit Garant Inc, Major Drilling Group International Inc, Matrix Service Co, Primoris Services Corp and Tutor Perini Corp. The comparisons shown in the graph are based on historical data. The stock price performance shown in the graph is not necessarily indicative of, nor is it intended to forecast, the potential future performance of Layne’s common stock. Information used in the graph was obtained from Russell Investment Group, a source believed to be reliable, but we are not responsible for any errors or omission in such information. Nuverra Environmental Solutions, Inc., which was included in the peer group in the Form 10-K for the fiscal year ended January 31, 2017, is not included in the peer group for purposes of this performance graph. We elected to remove Nuverra Environmental Solutions, Inc. from the peer group as a result of its filing for bankruptcy in 2017.

The following performance graph and related text are being furnished to and not filed with the SEC and will not be deemed to be “soliciting material” or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent we specifically incorporate such information by reference into such filing.

Item 6.	Selected Financial Data

The following selected historical financial information as of and for each of the five fiscal years ended January 31, 2018, has been derived from our audited Consolidated Financial Statements. All periods presented below reflect the effects of operations discontinued during each of the years in the table below.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and the Consolidated Financial Statements and notes thereto under Item 8 included elsewhere in this Form 10-K.

As of and Years Ended January 31,	2018(1)	2017	2016(5)	2015(6)	2014(7)
Income Statement Data (in thousands, except per share data):
Revenues	$475,517	$464,783	$518,105	$522,057	$513,551
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(374,761)	(382,101)	(419,867)	(411,077)	(403,343)
Selling, general and administrative expenses (exclusive of depreciation, amortization and impairment charges shown below)	(74,428)	(76,586)	(89,176)	(97,339)	(103,462)
Depreciation and amortization	(26,701)	(25,302)	(30,092)	(37,619)	(41,738)
Gain on sale of fixed assets	3,741	3,886	507	659	3,946
Impairment charges(2)	—	—	(4,598)	—	—
Equity in earnings (losses) of affiliates	3,431	2,655	(612)	(2,002)	(2,974)
Restructuring costs	(4,903)	(16,924)	(9,189)	(2,644)	—
Gain on extinguishment of debt (3)	—	—	4,236	—	—
Interest expense	(17,120)	(16,883)	(18,011)	(13,707)	(7,132)
Other (expense) income , net	(15)	843	1,082	(1,266)	631
Loss from continuing operations before income taxes	(15,239)	(45,629)	(47,615)	(42,938)	(40,521)
Income tax (expense) benefit (4)	10,375	(1,420)	(737)	3,945	(56,884)
Net loss from continuing operations	(4,864)	(47,049)	(48,352)	(38,993)	(97,405)
Net (loss) income from discontinued operations	(22,447)	(5,187)	3,547	(70,334)	(30,646)
Net loss	(27,311)	(52,236)	(44,805)	(109,327)	(128,051)
Net loss (income) attributable to noncontrolling interest	—	—	28	(824)	(588)
Net loss attributable to Layne Christensen Company	$(27,311)	$(52,236)	$(44,777)	$(110,151)	$(128,639)
(Loss) income per share information attributable to
Layne Christensen Company shareholders:
Loss per share from continuing operations - basic and diluted	$(0.24)	$(2.38)	$(2.45)	$(2.03)	$(5.00)
(Loss) income per share from discontinued operations - basic and diluted	(1.13)	(0.26)	0.18	(3.58)	(1.56)
Loss per share - basic and diluted	$(1.37)	$(2.64)	$(2.27)	$(5.61)	$(6.56)
Balance Sheet Data (in thousands):
Working capital, excluding current maturities of debt	$62,584	$105,554	$131,368	$104,974	$121,458
Total assets	370,189	436,151	488,657	541,942	642,499
Current maturities of long-term debt(8)	67,293	9	88	142	128
Total long-term debt, excluding current maturities	98,769	162,346	158,986	128,566	102,999
Total Layne Christensen Company shareholders' equity	57,505	82,220	128,658	181,215	289,464

(1)	During the fiscal year ended January 31, 2018, we sold our Heavy Civil business. We have accounted for it as a discontinued operation for all periods presented.
(2)	See Note 4 to the Consolidated Financial Statements for a discussion of impairment charges recorded during the fiscal year ended January 31, 2016.
(3)

During the fiscal year ended January 31, 2016, we recognized a gain on extinguishment of debt of $4.2 million in connection with the partial redemption of the 4.25% Convertible Notes in exchange for 8.0% Convertible Notes.

(4)

Our income tax benefit for the fiscal year ended January 31, 2018 included an $8.8 million reversal of accrued foreign taxes recorded in prior years. A $73.4 million valuation allowance on deferred tax assets was recorded during the fiscal year ended January 31, 2014. Of the $73.4 million valuation allowance, $54.4 million related to deferred tax assets established in a prior year and $19.0 million related to deferred tax assets established in the current year.

(5)	During the fiscal year ended January 31, 2016, we sold our Geoconstruction business. We have accounted for it as a discontinued operation for all periods presented.
(6)

During the fiscal year ended January 31, 2015, we sold Costa Fortuna and Tecniwell, both previously reported in the Geoconstruction operating segment. We have accounted for these businesses as discontinued operations for all periods presented.

(7)	During the fiscal year ended January 31, 2014, we accounted for our SolmeteX operation, which was sold on July 31, 2013, as a discontinued operation.
(8)	Primarily represents the 4.25% Convertible Notes with a maturity date of November 15, 2018.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto under Item 8.

Cautionary Language Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases that convey the uncertainty of future events or outcomes. Such statements are based on current expectations and are subject to certain risks, uncertainties and assumptions, including but not limited to: estimates and assumptions regarding our strategic direction and business strategy, the timely and effective execution of turnaround strategy for Water Resources, the continuing recovery in the mining industry, prevailing prices for various commodities, the timing and extent of future oil and gas drilling and production in the Delaware Basin, longer term weather patterns, unanticipated slowdowns in our major markets, the availability of credit, the risks and uncertainties normally incident to our drilling and infrastructure services industries, the impact of competition, the availability of equity or debt capital needed for our business, including the refinancing of our existing indebtedness as it matures, worldwide economic and political conditions and foreign currency fluctuations that may affect our results of operations. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. Many of the factors that will impact our risk factors are beyond our ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing and we assume no obligation to update such forward-looking statements or to update the reasons why actual results could differ materially from those anticipated in such forward-looking statements.

Overview

We are a global water management, infrastructure services and drilling company, providing responsible solutions to the world of essential natural resources – water minerals and energy. We offer innovative, sustainable products and services with an enduring commitment to safety, excellence and integrity. We primarily operate in North America and Brazil. Our customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, oil and gas companies, power companies and agribusinesses. We have ownership interest in certain foreign affiliates operating in Latin America.

We manage and report our operations through three segments: Water Resources, Inliner and Mineral Services. Our operations are cyclical and subject to seasonality. Drilling and infrastructure services activities and revenues tend to decrease during the months of November through January.

Key Fiscal Year 2018 Events

During the first quarter of the fiscal year ended January 31, 2018, we sold our Heavy Civil business. The operating results of the Heavy Civil business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 16 to the Consolidated Financial Statements for further discussion. The sale of Heavy Civil business closed on April 30, 2017.

During the fiscal year ended January 31, 2018, we made significant progress in developing and expanding our new Water Midstream business reported in our Water Resources segment. During the year, we completed our initial water pipeline infrastructure system serving energy producers in the Delaware Basin in West Texas, which we refer to as the Hermosa Pipeline. Our new Water Midstream business is anchored by nearly 1,000 acres of Company-owned, water-producing land near Pecos, TX and consists of a high capacity 22-inch diameter pipeline of more than 26 miles in length, 750,000 barrels of storage through two lined, in-ground storage ponds near the water wells and associated pump stations. We have the ability to deliver water at multiple points along the pipeline route. The system has production and delivery capacity of 175,000 barrels per day of non-potable water, with capacity to support further anticipated expansion from both additional water sources and delivery points. The capital investment for the Hermosa Pipeline system and the extension, including land and right of way costs, is approximately $22.0 million.

Additionally, during the fiscal year ended January 31, 2018, we entered into a long-term agreement with the Texas General Land Office (“GLO”) that provides Layne with the exclusive right to develop GLO non-potable water resources for oil and gas drilling and completion activities on approximately 88,000 acres interspersed across Reeves and Culberson counties in the Delaware Basin oil and gas producing region of Texas.

Consolidated Results of Operations Comparison of Fiscal Year 2018 to Fiscal Year 2017

Consolidated Results

Revenues increased $10.7 million, or 2.3%, to $475.5 million, for the fiscal year ended January 31, 2018 compared to $464.8 million for the fiscal year ended January 31, 2017. The increase in revenues was primarily due to increased drilling activity in Mineral Services in the western U.S. and Mexico and increased activity levels in Inliner. This increase was partially offset by Water Resources’ reduced drilling primarily in the western and mid-western U.S. stemming from increased precipitation in the region and lower levels of collector well activity.

Cost of revenues (exclusive of depreciation, amortization) decreased $7.3 million, to $374.8 million (78.8% of revenues) for the fiscal year ended January 31, 2018 compared to $382.1 million (82.2% of revenues) for the fiscal year ended January 31, 2017. Cost of revenues as a percentage of revenues for the fiscal year ended January 31, 2018 decreased from the prior year primarily as a result of Water Resources’ completion of certain loss projects in the prior year and improved margins in Mineral Services due to an increase in market activity.

Selling, general and administrative expenses decreased $2.2 million, or 2.8%, to $74.4 million for the fiscal year ended January 31, 2018 compared to $76.6 million for the fiscal year ended January 31, 2017. The prior year included a $2.2 million value added tax recovery in Mineral Services. Excluding the tax recovery in the prior year, selling, general and administrative expenses decreased $4.4 million reflecting lower costs at Inliner and Water Resources with the primary reduction reflected in unallocated corporate overhead costs of $3.2 million, which included lower legal and professional fees and compensation related expenses partially offset by an increase in incentive compensation expense related to improved operating performance.

Depreciation and amortization increased $1.4 million, or 5.5%, to $26.7 million, for the fiscal year ended January 31, 2018 compared to $25.3 million for the fiscal year ended January 31, 2017. The increase is primarily due to higher capital expenditures over the past year.

Restructuring costs of $4.9 million for the fiscal year ended January 31, 2018 compared to $16.9 million for the fiscal year ended January 31, 2017. Restructuring costs primarily related to finalizing tax issues and exit costs in Africa and Australia and costs associated with our Water Resources Business Performance Initiative initiated in the fiscal year ended January 31, 2017.

Income tax (benefit) expense from continuing operations of ($10.4) million was recorded for the fiscal year ended January 31, 2018 compared to $1.4 million for the fiscal year ended January 31, 2017. We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets. The effective tax rate for the fiscal year ended January 31, 2018 was 68.1% compared to (3.1%) for the fiscal year ended January 31, 2017.

Our income tax benefit for the fiscal year ended January 31, 2018 included an $8.8 million tax benefit recorded on the reversal of accrued foreign taxes recorded in prior years. During the fourth quarter, a foreign jurisdiction issued a tax ruling confirming an exemption on certain income from taxation which resulted in a reversal of the prior tax accrual. As a result of the reduction in foreign taxes, we also reduced our domestic foreign tax credit carryforward by $5.3 million; however, the reduction in the carryforward resulted in no impact on tax expense since we had a full valuation allowance recorded on our net domestic deferred tax asset. Additionally during the fourth quarter, we recorded a $2.6 million deferred tax benefit as the net effect of the tax law changes included in the Tax Cuts and Jobs Act of 2017 enacted on December 22, 2017 after taking into account related adjustments to our valuation allowance. The remaining $1.1 million in tax expense was primarily related to foreign withholding taxes on dividends and tax expense recorded by our Mexican subsidiary.

The differences between the effective tax rates and the statutory tax rate for fiscal years ended January 31, 2018 (exclusive of items noted above) and January 31, 2017 resulted primarily from valuation allowances recorded during each period on current year losses.

Net loss from discontinued operations of $22.4 million was recorded for the fiscal year ended January 31, 2018 compared to net loss from discontinued operations of $5.2 million for the fiscal year ended January 31, 2017. Discontinued operations in the current year included the loss on sale of our Heavy Civil business of $19.0 million.

Segment Operating Results

Water Resources

	Fiscal Years Ended January 31,
(in thousands)	2018	2017
Revenues	$172,406	$204,577

Adjusted EBITDA	5,284	(2,410)
Adjusted EBITDA as a percentage of revenues	3.1%	(1.2)%

Revenues for Water Resources decreased $32.2 million, or 15.7%, to $172.4 million, for the fiscal year ended January 31, 2018 compared to $204.6 million for the fiscal year ended January 31, 2017. The decline in revenues was primarily due to decrease in agricultural drilling projects related to increased precipitation in the western and mid-western U.S. over the course of the past two years.

Adjusted EBITDA increased $7.7 million, or 319.3%, to $5.3 million, for the fiscal year ended January 31, 2018 compared to ($2.4) million for the fiscal year ended January 31, 2017. The increase in Adjusted EBITDA primarily reflects better performance on projects and less project execution issues.

Inliner

	Fiscal Years Ended January 31,
(in thousands)	2018	2017
Revenues	$205,873	$196,845

Adjusted EBITDA	32,688	32,036
Adjusted EBITDA as a percentage of revenues	15.9%	16.3%

Revenues for Inliner increased $9.0 million, or 4.6%, to $205.9 million, for the fiscal year ended January 31, 2018 compared to $196.8 million for the fiscal year ended January 31, 2017. Revenues were higher compared to the prior year period due overall increased in business primarily in the Midwest and an increase in large diameter pipe installation.

Adjusted EBITDA increased $0.7 million, or 2.0%, to $32.7 million, for the fiscal year ended January 31, 2018 compared to $32.0 million for the fiscal year ended January 31, 2017. The increase in Adjusted EBITDA was driven primarily by the revenue increase compared to the prior year.

Mineral Services

	Fiscal Years Ended January 31,
(in thousands)	2018	2017
Revenues	$97,238	$63,777

Adjusted EBITDA	17,358	8,635
Adjusted EBITDA as a percentage of revenues	17.9%	13.5%

Revenues for Mineral Services increased $33.5 million, or 52.5%, to $97.2 million, for the fiscal year ended January 31, 2018 compared to $63.8 million for the fiscal year ended January 31, 2017. Revenues increased from the prior year period due to increased market activity in the western U.S. and Mexico.

Adjusted EBITDA increased $8.7 million, or 101.0%, to $17.4 million for the fiscal year ended January 31, 2018 compared to $8.6 million for the fiscal year ended January 31, 2017. The increase in Adjusted EBITDA was primarily due to increased activity and profitability in the western U.S. and Mexico compared to the prior year period.

Unallocated Corporate Expenses

Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all operating segments. These costs include expenses related to accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors.

Unallocated corporate expenses reflected in our Adjusted EBITDA were $20.3 million for the fiscal year ended January 31, 2018 compared to $23.8 million for the fiscal year ended January 31, 2017. The improvement was primarily due to reductions in legal, professional and consulting fees partially offset by an increase in incentive compensation expense due to our improved performance.

Comparison of Fiscal Year 2017 to Fiscal Year 2016

Consolidated Results

Revenues decreased $53.3 million, or 10.3%, to $464.8 million, for the fiscal year ended January 31, 2017 compared to $518.1 million for the fiscal year ended January 31, 2016. The decrease in revenues was primarily due to declines in Mineral Services reflecting the exit from operations in Africa and Australia and weak market conditions during the first half of the year, and decreased drilling activity levels in the western U.S. in Water Resources due to significant precipitation levels in the region.

Cost of revenues (exclusive of depreciation, amortization and impairment charges) decreased $37.8 million, to $382.1 million (82.2% of revenues) for the fiscal year ended January 31, 2017 compared to $419.9 million (81.0% of revenues) for the fiscal year ended January 31, 2016. Cost of revenues as a percentage of revenues for the fiscal year ended January 31, 2017 increased from the prior year, primarily due to a $7.9 million write down of inventory in the prior year combined with improved margins in Inliner. Inliner’s margins increased primarily due to the product mix of contracts combined with increased crew efficiency during the fiscal year ended January 31, 2017.

Selling, general and administrative expenses decreased $12.6 million, or 14.1%, to $76.6 million for the fiscal year ended January 31, 2017 compared to $89.2 million for the fiscal year ended January 31, 2016. The decrease was primarily due to reduced Corporate overhead costs, including reductions in legal and professional fees and compensation expenses.

Depreciation and amortization decreased $4.8 million, or 15.9%, to $25.3 million, for the fiscal year ended January 31, 2017 compared to $30.1 million for the fiscal year ended January 31, 2016. The decrease represents reductions in capital expenditures and the disposal or write down of assets. These decreases were partially offset by increased depreciation related to additional capital expenditures in Inliner to expand crews and manufacturing capabilities.

Equity in earnings (losses) of affiliates improved to earnings of $2.7 million for the fiscal year ended January 31, 2017 compared to a loss of $0.6 million for the fiscal year ended January 31, 2016, primarily due to increased margins from our affiliates in Chile.

Restructuring costs of $16.9 million were recorded for the fiscal year ended January 31, 2017 compared to $9.2 million for the fiscal year ended January 31, 2016. Restructuring costs for the fiscal year ended January 31, 2017 primarily related to the closure of our Australian and African entities resulting in the impairment of our assets held for sale. In calculating the impairment, the carrying amount of the assets included the cumulative currency translation adjustment related to our Australian and African entities. Also included, are the restructuring costs associated with our Water Resources Business Performance Initiative, as discussed in Note 18 to the Consolidated Financial Statements. For the fiscal year ended January 31, 2016, restructuring costs related to $3.9 million in asset write-downs, combined with $5.3 million of severance and other costs, as part of our exit from Africa and Australia.

Interest expense decreased $1.1 million, or 6.3%, to $16.9 million for the fiscal year ended January 31, 2017 compared to $18.0 million for the fiscal year ended January 31, 2016. The decrease in interest expense was mainly due to a $1.0 million write-off of unamortized deferred financing fees as a result of the reduction in the borrowing base available under the asset-based credit facility during the third quarter of the fiscal year ended January 31, 2016.

Income tax expense from continuing operations of $1.4 million was recorded for the fiscal year ended January 31, 2017 compared to $0.7 million for the fiscal year ended January 31, 2016. We recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets. The effective tax rate for the fiscal year ended January 31, 2017 was (3.1%) compared to (1.5%) for the fiscal year ended January 31, 2016. The differences between the effective tax rates and the statutory tax rate resulted primarily from valuation allowances recorded during each period on current year losses.

Net loss from discontinued operations of $5.2 million for the fiscal year ended January 31, 2017, primarily related to a loss from operations of our Heavy Civil operations. Net income from discontinued operations of $3.5 million for the fiscal year ended January 31, 2016, primarily related to the gain on the sale of our Geoconstruction business.

Segment Operating Results

Water Resources

	Fiscal Years Ended January 31,
(in thousands)	2017	2016
Revenues	$204,577	$239,897

Adjusted EBITDA	(2,410)	23,870
Adjusted EBITDA as a percentage of revenues	(1.2)%	10.0%

Revenues for Water Resources decreased $35.3 million, or 14.7%, to $204.6 million, for the fiscal year ended January 31, 2017 compared to $239.9 million for the fiscal year ended January 31, 2016. The decline in revenues was primarily due to reduced activity in agricultural drilling projects in the western U.S. stemming largely from increased precipitation during the fiscal year ended January 31, 2017 and lower pump and well-related equipment sales.

Adjusted EBITDA decreased $26.3 million to ($2.4) million, for the fiscal year ended January 31, 2017 compared to $23.9 million for the fiscal year ended January 31, 2016. The decrease in Adjusted EBITDA was primarily due to reduced drilling activity described above, higher maintenance costs on equipment and higher costs and margin degradation on several large water well and injection well drilling projects.

Inliner

	Fiscal Years Ended January 31,
(in thousands)	2017	2016
Revenues	$196,845	$193,704

Adjusted EBITDA	32,036	27,949
Adjusted EBITDA as a percentage of revenues	16.3%	14.4%

Revenues for Inliner increased $3.1 million, or 1.6%, to $196.8 million, for the fiscal year ended January 31, 2017 compared to $193.7 million for the fiscal year ended January 31, 2016. Revenues increased due in part to the increase in the number of crews, from 34 at the start of fiscal year ended January 31, 2016 to 38 crews at the end of fiscal year ended January 31, 2017. Increased activity and a favorable product mix of a higher volume of larger diameter pipe projects also contributed to the increase in revenues.

Adjusted EBITDA increased $4.1 million, or 14.6%, to $32.0 million, for the fiscal year ended January 31, 2017 compared to $27.9 million for the fiscal year ended January 31, 2016. The increase in Adjusted EBITDA represents improved results across most operating regions as compared to the prior year. The increase in Adjusted EBITDA as a percentage of revenues was attributable to a higher volume of large diameter pipe installations combined with increased crew efficiency.

Mineral Services

	Fiscal Years Ended January 31,
(in thousands)	2017	2016
Revenues	$63,777	$86,390

Adjusted EBITDA	8,635	1,878
Adjusted EBITDA as a percentage of revenues	13.5%	2.2%

Revenues for Mineral Services decreased $22.6 million, or 26.2%, to $63.8 million, for the fiscal year ended January 31, 2017 compared to $86.4 million for the fiscal year ended January 31, 2016. Revenues declined primarily due to our exit from our operations in Africa and Australia during the fiscal year ended January 31, 2016, which contributed to approximately $12.4 million in revenue decline for the fiscal year ended January 31, 2017, compared to the prior year. Lower activity levels in the United States and Mexico during the first half of the fiscal year ended January 31, 2017, also contributed to the decline in revenues.

Adjusted EBITDA increased $6.7 million, or 359.8%, to $8.6 million for the fiscal year ended January 31, 2017 compared to $1.9 million for the fiscal year ended January 31, 2016. The increase in Adjusted EBITDA was due to a $2.2 million value added tax recovery during the current year, $1.1 million increased dividends received from our Latin American affiliates and increased margins in Brazil and Mexico.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA were $23.8 million for the fiscal year ended January 31, 2017 compared to $29.3 million for the fiscal year ended January 31, 2016. The improvement was primarily due to reductions in legal and professional fees and compensation expenses related to reduced headcount.

Inflation

Management does not believe the operations for the periods discussed have been significantly adversely affected by inflation or changing prices from its suppliers.

Liquidity and Capital Resources

Our primary source of liquidity is cash flow generated from operations, with the ability to supplement cash flow with borrowings under our credit facilities or issuances of debt. Our cash flow is affected by prices of raw materials, demand for our services, weather and seasonal conditions, operational risks, volatility in commodity prices, industry and economic conditions and conditions in the global markets.

As of January 31, 2018, our total liquidity was $107.5 million, consisting of Excess Availability under our asset-based credit facility and total cash and cash equivalents. Our cash and cash equivalents as of January 31, 2018, were $32.0 million compared to $69.0 million as of January 31, 2017. The decrease in cash primarily reflects investments in our operations through capital expenditures during the year, primarily in our Water Midstream business. Cash and cash equivalents held by foreign subsidiaries as of January 31, 2018 were $5.8 million compared to $8.2 million as of January 31, 2017. No amounts held by foreign subsidiaries at January 31, 2018 were subject to repatriation restrictions. If cash held at our foreign subsidiaries is repatriated to the U.S., it may be subject to withholding taxes in the jurisdiction where the subsidiary is incorporated.  The remittance will not be subject to additional U.S. taxation.  As we continue to wind down our subsidiaries in Africa and Australia, we expect that any remaining residual cash will be treated as repayment of intercompany loans.

Our working capital was ($4.7) million as of January 31, 2018 and $105.5 million as of January 31, 2017. Adjusted Working Capital (working capital excluding cash and cash equivalents of $32.0 million and $69.0 million at January 31, 2018 and 2017, respectively, and working capital from discontinued operations at January 31, 2017 of $19.6 million), decreased $53.6 million to ($36.7) million as of January 31, 2018 from $16.9 million as of January 31, 2017, primarily due to our 4.25% Convertible Notes becoming current and cash used in investing activities for capital expenditures during the fiscal year ended January 31, 2018. See Key Fiscal Year 2018 Events above for more discussion.

Cash Flows

For the fiscal year ended January 31, 2018, the cash provided by operating activities primarily reflected our net loss, adjusted for non-cash items and changes in components of our working capital. Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects, timing of project start dates and completion dates and the achievement of billing milestones on backlog as we complete certain phases of the project.

Cash provided by operating activities was $7.0 million for the fiscal year ended January 31, 2018 compared to $13.8 million for the fiscal year ended January 31, 2017. The primary impact is the change in working capital items with cash provided of $18.2 million in the prior year compared to a use of cash of $13.6 million in the current year. This change was driven by accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts activity levels. The change in accounts receivable compared to the prior year was heavily weighted in Mineral Services. Partially offsetting our use of cash for working capital was a lower net loss, excluding non-cash items of $27.7 million, due to lower unallocated corporate expenses combined with improved earnings in Inliner and Mineral Services.

Cash provided by (used in) operating activities was $13.8 million for the fiscal year ended January 31, 2017 compared ($1.8) million to the prior year. This increase was primarily due to higher cash inflows from changes in customer receivables and costs and estimated earnings in excess of billings on uncompleted contracts of $35.8 million due to improved working capital management combined with lower activity levels and the completion of projects. These increases were partially offset by a higher use of cash on accounts payable and accrued expenses of ($6.2) million primarily from timing with our vendors combined with a higher net loss, excluding non-cash items, of ($15.2) million compared to the prior year.

Cash (used in) provided by investing activities was ($42.4) million, ($11.9) million and $23.2 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Cash used in investing activities for the fiscal years ended January 31, 2018, 2017 and 2016 consisted primarily of capital expenditures partially offset by the sale of fixed assets. We are selectively investing capital, while continuing to dispose of underutilized assets. As discussed in Key Fiscal Year 2018 Events above, during the fiscal year ended January 31, 2018 we completed our initial water pipeline infrastructure system in our Water Midstream business. We had additional capital expenditures implementing an accounting system upgrade. These uses were partially offset by the proceeds from the sale of our Heavy Civil business of $3.5 million, also discussed in Key Fiscal Year 2018 Events above. Cash used in investing activities for the fiscal year ended January 31, 2016 also includes proceeds from the sale of our Geoconstruction business of $42.3 million.

Cash flows (used in) provided by financing activities were ($0.2) million, ($0.1) million and $21.9 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Cash provided by financing activities for the fiscal year ended January 31, 2016 primarily relates to proceeds from the issuance of 8.0% Convertible Notes, partially offset by net payments on our asset-based credit facility.

Financing Agreements

Below is a summary of certain provisions of our credit facility and debt instruments. For more information about our indebtedness, see Note 8 to the Consolidated Financial Statements in this Form 10-K.

4.25% Convertible Senior Notes due 2018. We have outstanding $69.5 million in aggregate principal amount of our 4.25% Convertible Notes as of January 31, 2018. The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year. See “11.0% Unsecured Notes” below. The 4.25% Convertible Notes mature on November 15, 2018, unless earlier repurchased, redeemed or converted. The 4.25% Convertible Notes are contingently convertible, at the option of the holders, into consideration consisting of, at our election, cash, shares of our common stock or a combination of cash and shares of our common stock (and cash in lieu of fractional shares) until the close of business on the scheduled trading day immediately preceding May 15, 2018.

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

On and after November 15, 2016 and prior to the maturity date, we may redeem all, but not less than all, of the 4.25% Convertible Notes for cash if the sale price of our common stock equals or exceeds 130% of the applicable calculated conversion price for a specified time period ending on the trading day immediately prior to the date we deliver notice of the redemption. The redemption price will equal 100% of the principal amount of the 4.25% Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change, holders of the 4.25%

Convertible Notes will have the right, at their option, to require us to repurchase their 4.25% Convertible Notes in cash at a price equal to 100% of the principal amount of the 4.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The pending merger with Granite is not a fundamental change under the indenture governing the 4.25% Convertible Notes. In the merger agreement, Granite agreed that any conversions of the 4.25% Convertible Notes after the closing of the merger would be settled solely in cash.

8.0% Senior Secured Second Lien Convertible Notes. We have outstanding $99.9 million in aggregate principal amount of our 8.0% Convertible Notes as of January 31, 2018. The 8.0% Convertible Notes bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018. See "11.0% Unsecured Notes" below.

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

At any time prior to the maturity date, we may redeem for cash all, but not less than all, of the 8.0% Convertible Notes; provided, however, that we may not redeem the 8.0% Convertible Notes on a redemption date that is outside an Open Redemption Period (as defined in the 8.0% Convertible Notes Indenture) unless the last reported sale price of our common stock equals or exceeds 140% of the conversion price of the 8.0% Convertible Notes in effect on each of at least 20 trading days during the 30 consecutive trading day period ending on and including, the trading day immediately preceding the date on which we deliver the redemption notice.

In addition, upon the occurrence of a “fundamental change”, holders of the 8.0% Convertible Notes will have the right, at their option, to require us to repurchase their 8.0% Convertible Notes in cash at a price equal to 100% of the principal amount of the 8.0% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The pending merger with Granite is not a fundamental change under the indenture governing the 8.00% Convertible Notes. If the merger with Granite is consummated, any future conversions of the 8.0% Convertible Notes would be settled solely in shares of common stock of Granite (other than cash in lieu of any fractional shares).

Asset-based revolving credit facility. As of January 31, 2018, availability under our asset-based credit facility was $100.0 million, with outstanding letters of credit amounting to $24.6 million and no borrowing outstanding, leaving Excess Availability of approximately $75.4 million.

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

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based credit facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days. We must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We were not subject to a Covenant Compliance Period during the three fiscal years ended January 31, 2018. If we had been in a Covenant Compliance Period during the three year period ended January 31, 2018, we would not have been in compliance with the minimum fixed charge coverage ratio

On March 30, 2018, our asset-based credit facility agreement was amended to revise the acceleration provision included in the definition of Maturity Date to be July 16, 2018 if we have not delivered to the administrative agent for the asset-based credit facility evidence by July 15, 2018 that the 4.25% Convertible Notes have been effectively discharged with the proceeds from the issuance of the 11.0% Unsecured Notes or (b) May 15, 2018 if (i) the issuance of the 11.0% Unsecured Notes is cancelled for any reason or (ii) the proceeds of the 11.0% Unsecured Notes are used for a purpose other than to effectively discharge the 4.25% Convertible Notes in full; provided, that if an event described in clause (i) or (ii) above occurs after May 15, 2018, then the maturity date of the asset-based credit facility will be the date the event occurred

The asset-based credit facility also contains a subjective acceleration clause that can be triggered if the lenders determine that we have experienced a material adverse change. If triggered by the lenders, this clause would create an Event of Default which in turn would permit the lenders to accelerate repayment of outstanding obligations.

In general, during a Covenant Compliance or if an Event of Default has occurred and is continuing, all of our funds received on a daily basis will be applied to reduce amounts owing under the asset-based credit facility. Based on current projections, we do not anticipate being in a Covenant Compliance Period during the next twelve months.

11% Unsecured Notes. On March 19, 2018, we entered into a note purchase agreement with two investments funds advised by Corre Partners Management, LLC to purchase $ 71.0 million of our 11% Unsecured Notes. Corre Partners Management and its affiliated funds, including the purchasers of the 11.0% Unsecured Notes, own a portion of our 4.25% Convertible Notes and 8.00% Convertible Notes. Under the note purchase agreement, the purchasers have committed to purchase $71.0 million of our 11% Unsecured Notes due October 16, 2019 (the "11.0% Unsecured Notes") at a purchase price equal to 100% of the principal amount of the 11.0% Unsecured Notes. The closing of the purchase and sale of the 11.0% Unsecured Notes will be the earlier to occur of (i) October 1, 2018 and (ii) the fifth business day after delivery of a funding notice by us to the purchasers. As a result, if the proceeds of the 11.0% Unsecured Notes were to be used to effectively discharge the 4.25% Convertible Notes prior to July 16, 2018, we would need to refinance (1) the asset-based credit facility on or prior to April 14, 2019, (2) to the extent they are not converted into our common stock, the 8.0% Convertible Notes on May 1, 2019 and (3) the 11.0% Unsecured Notes on or prior to October 16, 2019. The commitment of the purchasers to purchase the 11.0% Unsecured Notes terminates upon the earliest to occur of: (i) a change of control (including the closing of the pending merger with Granite) and (ii) delivery to the purchasers of a notice of termination by us.

We may at our option prepay the 11.0% Unsecured Notes in whole or in part at any time. The 11.0% Unsecured Notes are subject to a mandatory prepayment upon the closing of a change of control. The 11.0% Unsecured Notes are subject to an Early Payment Event Fee if the 11.0% Unsecured Notes are repaid less than 90 days after the 11.0% Unsecured Notes are issued. The amount of the Early Payment Event Fee will be equal to the excess, if any, of (x) 90 days of accrued interest on the principal amount repaid, over (y) the amount of interest accrued and paid or payable with respect to the principal amount repaid from the date of issuance to and including the date of the repayment.

There are no covenants applicable to us under the note purchase agreement so long as: (i) the 11.0% Unsecured Notes have not been issued, (ii) any of the 8.00% Convertible Notes are outstanding and (iii) none of the provisions of the indenture governing the 8.00% Convertible Notes have been amended or waived. After the 11.0% Unsecured Notes have been issued, we will be subject to certain covenants, including, delivery of financial statements and other reports, compliance with material contracts and applicable laws, and maintenance of corporate existence, insurance and properties. In addition, after the earliest date that (i) none of the 8.00% Convertible Notes are outstanding or (ii) all or any of the provisions of the indenture governing the 8.00% Convertible Notes are no longer in effect or have been amended or waived, we will be subject to negative covenants related to indebtedness, liens, sale and leaseback transactions, asset sales, dividends and restricted payments, transactions with affiliates, and maximum ratio of funded indebtedness to EBITDA.

Potential Refinancing of Convertible Notes.  Prior to August 15, 2018, we may elect to issue the 11.0% Unsecured Notes and use the proceeds from the issuance of the 11.0% Unsecured Notes to effectively discharge the 4.25% Convertible Notes, in which case the maturity date of the 8.0% Convertible Notes would remain May 1, 2019. As a result, if the proceeds of the 11.0% Unsecured Notes were to be used to effectively discharge the 4.25% Convertible Notes prior to July 16, 2018, we would need to refinance (1) the asset-based credit facility on or prior to April 14, 2019, (2) to the extent they are not converted into our common stock, the 8.0% Convertible Notes on May 1, 2019 and (3) the 11.0% Unsecured Notes on or prior to October 16, 2019.

Alternatively, if the market price of our common stock prior to August 15, 2018 is above $11.70 per share, we could elect to take no action with respect to the 4.25% Convertible Notes, in which case the maturity date of the 8.0% Convertible Notes would become August 15, 2018. We believe that under those circumstances most, if not all, of the holders of our 8.0% Convertible Notes would convert their notes into our common stock (and any remaining unconverted amounts could be refinanced with available cash or drawings under our asset-based credit facility) and we could issue the 11.0% Unsecured Notes by October 1, 2018 in order to repay the 4.25% Convertible Notes at maturity. In this case, we would seek to extend or refinance our asset-based credit facility prior to July 16, 2018.

Contractual Obligations and Commercial Commitments

Contractual obligations and commercial commitments as of January 31, 2018, are summarized as follows:

	Payments/Expiration by Period
(in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations and other commercial commitments:
4.25% Convertible Notes (including interest)	$67,247	$67,247	$—	$—	$—
8.0% Convertible Notes (including interest)	98,769		98,769	—	—
Operating leases	9,131	2,649	3,694	2,788	—
Capitalized leases (including interest)	45	45	—	—	—
Supplemental retirement benefits	5,395	339	678	677	3,701
Income tax uncertainties, current	2,710	2,710	—	—	—
Total contractual obligations	$183,297	$72,990	$103,141	$3,465	$3,701
Letters of credit	24,587	24,587	—	—	—
Total contractual obligations and commercial commitments	$207,884	$97,577	$103,141	$3,465	$3,701

We expect to meet our cash contractual obligations in the ordinary course of operations and that the letters of credit will be renewed in connection with our annual insurance renewal process.

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

See "—Financing Agreements—Potential Refinancing of Convertible Notes" above

Capitalized leases are obligations for certain equipment.

We have income tax uncertainties in the amount of $15.5 million at January 31, 2018, that are classified as non-current on the balance sheet as resolution of these matters is expected to take more than a year. The ultimate timing of resolution of these items is uncertain and accordingly the amounts have not been included in the table above.

We have surety bonds to secure performance of our projects, amounting to $148.3 million as of January 31, 2018, $48.4 million related to surety bonds on contracts which were assumed by the purchasers of our Heavy Civil business. The amount is not included in the table above as information on the timing of the resolution of the amounts is not available. See Note 8 to Consolidated Financial Statements for further discussion.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss the consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Our accounting policies are more fully described in Note 1 to the Consolidated Financial Statements, located in Item 8 of this Form 10-K. We believe that the following accounting policies represent management’s more critical policies. Critical accounting policies, practices and estimates are a subset of significant accounting policies that are considered most important to the description of our financial condition and results and that require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition – The significant estimates with regard to these consolidated financial statements relate to the estimation of total forecasted drilling and infrastructure services contract revenues, costs and profits in accordance with the criteria established in ASC Topic 605-35 “Construction-type and Production-type Contracts”.

Based on experience and our current processes we produce materially reliable estimates of total contract revenue and cost during any accounting period. However, many factors can and do change during a contract performance period which can result in a change to contract profitability from one financial reporting period to another. Some of the factors that can change the estimate of total contract revenue and cost include differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revisions to costs and income and are recognized in the period in which the revisions to costs and revenues become known. Provisions for estimated losses on uncompleted drilling and infrastructure services contracts are made in the period in which they become known. Large changes in cost estimates on larger, more complex drilling and infrastructure services projects can have a material impact on the consolidated financial statements and are reflected in the results of operations when they become known; smaller contracts or smaller changes in estimates usually do not have a material impact on the consolidated financial statements.

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

Revenues are recognized on large, long-term drilling and infrastructure services contracts meeting the criteria of ASC Topic 605-35 using the percentage of completion method based upon the ratio of costs incurred to total estimated costs at completion. Most of our contracts which utilize the percentage of completion method of revenue recognition have terms of six months to four years. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimate revisions become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which it becomes known. In the ordinary course of business, management prepares updated estimates of the total forecasted revenue, cost and profit or loss for each contract. The cumulative effects of these updated estimates are reflected in the period in which they become known. The financial impact of any revisions to an individual contract is a function of the amount of the revision and the percentage of completion of the contract itself. An amount up to the costs that have been incurred involving unapproved change orders and claims is included in the total estimated revenue when the realization is probable. The amount of unapproved change orders and claim revenues is included in our Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings. Any profit as a result of change orders or claims is recorded in the period in which the change order or claim is resolved.

Management focuses on evaluating the performance of contracts individually. In the ordinary course of business and at a minimum on a quarterly basis, based on changes in facts, such as an approved scope change or a change in estimate, projected total contract revenue, cost and profit or loss for each of our contracts is updated. Normal recurring changes in estimates include, but are not limited to:

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

There were no material change orders during the fiscal years ended January 31, 2018, 2017 and 2016. There were no material contract penalties, claims, settlements or changes in contract estimates during the fiscal years ended January 31, 2018, 2017 and 2016. No amounts were netted in revenue during the fiscal years ended January 31, 2018, 2017 and 2016.

We have provided for all estimated costs to complete on all of the ongoing contracts. However, it is possible that current estimates could change due to unforeseen events, which could result in adjustments to overall contract costs. Variances from estimated contract performance could result in material adjustments to operating results for any fiscal quarter or year. For all contracts, if a current estimate of total contract cost indicates a loss, the projected loss is recognized in full when such losses become known. During the fiscal years ended January 31, 2018, 2017 and 2016, approximately $6.3 million, $9.8 million and $2.9 million in losses on open contracts were recorded, respectively. The current provision for loss contracts was $0.7 million and $1.9 million as of January 31, 2018 and 2017, respectively. Further, as of January 31, 2018, there were no contracts, individually, that could be reasonably estimated to be in a material loss position in the future.

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

As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term drilling and infrastructure services contracts using the completed contract method. Our contracts which utilize the completed contract method of revenue recognition have contract terms of twelve months or less. We consider contracts such as these completed upon acceptance by the customer.

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

The percentage of our revenues recognized by percentage of completion, mineral drilling services and completed contract to total revenues for each of the fiscal years as presented in the Consolidated Statements of Operations are:

	January 31,	January 31,	January 31,
Approximate Percentage of Total Revenue	2018	2017	2016
Percentage of Completion	62%	67%	72%
Mineral Drilling Services	21	14	11
Completed Contract	17	19	17
Total Revenue	100%	100%	100%

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

An impairment loss is recognized when the carrying amount of a long-lived asset is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value, which is generally calculated using a combination of market, comparable transaction, third party quoted prices or asset appraisals and discounted cash flow approaches.

During the fiscal year ended January 31, 2016, as a result of our decision to exit our operations in Africa and Australia, we performed an assessment of property and equipment located in these locations. Based on our assessment, property and equipment in Africa and Australia with carrying value of $10.4 million was adjusted to reflect its estimated fair value of $6.5 million, resulting in a charge of approximately $3.9 million recorded as part of restructuring costs in the Consolidated Statement of Operations during the fiscal year ended January 31, 2016. Additionally, during the fiscal year ended January 31, 2017, we reviewed the recoverability of those assets held for sale in Australia and recorded an additional charge of $12.9 million as part of restructuring costs in the Consolidated Statement of Operations to adjust the carrying values of the assets held for sale to estimated fair values less costs to sell. In calculating the impairment, the carrying amount of the assets included the cumulative currency translation adjustment related to our Australian and African entities. The fair value of the assets was determined based on available third-party quoted prices and appraisals of assets.

During the fiscal year ended January 31, 2018, we reviewed the recoverability of the asset values of our long-lived assets in our Water Resources segment. Based on our analysis, the sum of the undiscounted cash flows expected from the use and eventual disposal of the assets at the end of their useful life exceeded the carrying value of the assets in the respective segments and no indication of impairment was identified.

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

Equity Method Investments

We evaluate our equity method investments for impairment at least annually or when events or changes in circumstances indicate there is a loss in value of the investment that is other than a temporary decline. We performed a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that a triggering event occurred that would indicate a loss in value of the investment. If such a conclusion is reached, then we would be required to perform a quantitative impairment assessment over the value of our investments. However if the assessment leads to a determination that the fair value of the investments is greater than the carrying amount, no further assessments are required. With the improving market condition for the minerals market, strong earnings and continued payment of dividends by our equity affiliates, we determined no triggering event had occurred that would indicate a loss in the value of our equity method investments as of January 31, 2018. The investment in affiliates balance as of January 31, 2018 was $53.3 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The principal market risks to which Layne is exposed are interest rate risk on variable rate debt and foreign exchange rate risk that could give rise to translation and transaction gains and losses.

Interest Rate Risk

We centrally manage our debt portfolio considering overall financing strategies and tax consequences. A description of the debt is included in Note 8 to the Consolidated Financial Statements in this Form 10-K. As of January 31, 2018 an instantaneous change in interest rates of one percentage point would impact the annual interest expense by approximately $1.7 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in currency exchange rates. Our primary international operations are in Mexico, Canada and Brazil. The operations are described in Notes 1 and 5 to the Consolidated Financial Statements. Our affiliates also operate in Latin America (see Note 5 to the Consolidated Financial Statements). The majority of the contracts in Mexico are U.S. dollar-based, providing a natural reduction in exposure to currency fluctuations. As a result, we have historically not hedged our foreign currency exchange risk. As of January 31, 2018, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, translation of the income statements of the international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would impact income (loss) before income taxes by approximately $0.1 million, $0.3 million and $0.9 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in our financing and operating strategies.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements and Financial Statement Schedule

All other schedules have been omitted because they are not applicable or not required as the required information is included in the Consolidated Financial Statements or the notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Layne Christensen Company

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the three years in the period ended January 31, 2018 and the related notes and financial statement schedule listed in the Index at Item 8 (collectively referred to as the "financial statements"). In our opinion, such financial statements present fairly, in all material respects, the financial position of Layne Christensen Company and subsidiaries as of January 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 31, 2018 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas

April 10, 2018

We have served as the Company's auditor since at least 1990; however, the specific date has not been determined.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 31,	January 31,
(in thousands)	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$32,041	$69,000
Customer receivables, less allowance of $2,084 and $3,198, respectively	59,558	57,252
Costs and estimated earnings in excess of billings on uncompleted contracts	44,987	48,623
Inventories	20,020	18,697
Other	11,915	16,751
Current assets of discontinued operations	—	40,160
Total current assets	168,521	250,483
Property and equipment, net	120,604	96,985
Other assets:
Investment in affiliates	53,325	55,290
Goodwill	8,915	8,915
Other intangible assets, net	3,844	1,779
Restricted deposits - long-term	6,572	5,055
Other	8,408	11,514
Other assets of discontinued operations	—	6,130
Total other assets	81,064	88,683
Total assets	$370,189	$436,151

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$67,293	$9
Accounts payable	42,330	41,146
Billings in excess of costs and estimated earnings on uncompleted contracts	10,563	19,160
Other current liabilities	53,044	64,043
Current liabilities of discontinued operations	—	20,580
Total current liabilities	173,230	144,938
Noncurrent liabilities:
Long-term debt	98,769	162,346
Self-insurance reserve	11,464	15,647
Deferred income taxes	769	4,199
Other	28,404	26,753
Total noncurrent liabilities	139,406	208,945
Commitments and contingencies
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 19,917 and 19,805 shares issued and outstanding, respectively	199	198
Capital in excess of par value	372,049	369,160
Accumulated deficit	(296,131)	(268,820)
Accumulated other comprehensive loss	(18,612)	(18,318)
Total Layne Christensen equity	57,505	82,220
Noncontrolling interests	48	48
Total equity	57,553	82,268
Total liabilities and equity	$370,189	$436,151

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended January 31,
(in thousands, except per share data)	2018	2017	2016
Revenues	$475,517	$464,783	$518,105
Cost of revenues (exclusive of depreciation, amortization and impairment charges shown below)	(374,761)	(382,101)	(419,867)
Selling, general and administrative expenses (exclusive of depreciation, amortization and impairment charges shown below)	(74,428)	(76,586)	(89,176)
Depreciation and amortization	(26,701)	(25,302)	(30,092)
Gain on sale of fixed assets	3,741	3,886	507
Impairment charges	—	—	(4,598)
Equity in earnings (losses) of affiliates	3,431	2,655	(612)
Restructuring costs	(4,903)	(16,924)	(9,189)
Gain on extinguishment of debt	—	—	4,236
Interest expense	(17,120)	(16,883)	(18,011)
Other (expense) income, net	(15)	843	1,082
Loss from continuing operations before income taxes	(15,239)	(45,629)	(47,615)
Income tax benefit (expense)	10,375	(1,420)	(737)
Net loss from continuing operations	(4,864)	(47,049)	(48,352)
Net (loss) income from discontinued operations	(22,447)	(5,187)	3,547
Net loss	(27,311)	(52,236)	(44,805)
Net loss attributable to noncontrolling interests	—	—	28
Net loss attributable to Layne Christensen Company	$(27,311)	$(52,236)	$(44,777)

Loss per share information attributable to
Layne Christensen Company shareholders:
Loss per share from continuing operations - basic and diluted	$(0.24)	$(2.38)	$(2.45)
(Loss) income per share from discontinued operations - basic and diluted	(1.13)	(0.26)	0.18
Loss per share - basic and diluted	$(1.37)	$(2.64)	$(2.27)

Weighted average shares outstanding - basic and dilutive	19,858	19,786	19,730

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended January 31,
(in thousands)	2018	2017	2016
Net loss	$(27,311)	$(52,236)	$(44,805)
Other comprehensive (loss) income:
Change in cumulative foreign currency translation adjustment (net of taxes of $0 for all years presented)	(294)	2,257	(3,348)
Other comprehensive (loss) income:	(294)	2,257	(3,348)
Comprehensive loss	(27,605)	(49,979)	(48,153)
Comprehensive income attributable to noncontrolling interests (all attributable to net income)	—	—	28
Comprehensive loss attributable to Layne Christensen Company	$(27,605)	$(49,979)	$(48,125)

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

			Capital In		Accumulated Other	Total Layne
	Common Stock		Excess of	Accumulated	Comprehensive	Christensen	Noncontrolling
(in thousands, except share data)	Shares	Amount	Par Value	Deficit	Income (Loss)	Equity	Interests	Total
Balance February 1, 2015	19,633,315	$196	$370,053	$(171,807)	$(17,227)	$181,215	$444	$181,659
Net loss	—	—	—	(44,777)	—	(44,777)	(28)	(44,805)
Other comprehensive loss	—	—	—	—	(3,348)	(3,348)	—	(3,348)
Issuance of nonvested restricted shares	24,085	1	(1)	—	—	—	—	—
Issuance of stock for vested restricted stock units	182,563	2	(2)	—	—	—	—	—
Shares purchased and subsequently cancelled	(50,862)	(1)	(344)	—	—	(345)	—	(345)
Extinguishment of convertible notes	—	—	(8,006)	—	—	(8,006)	—	(8,006)
Sale of noncontrolling interest	—	—	—	—	—	—	(368)	(368)
Equity-based compensation	—	—	3,919	—	—	3,919	—	3,919
Balance, January 31, 2016	19,789,101	198	365,619	(216,584)	(20,575)	128,658	48	128,706

Net loss	—	—	—	(52,236)	—	(52,236)	—	(52,236)
Other comprehensive income	—	—	—	—	2,257	2,257	—	2,257
Issuance of nonvested restricted shares	13,495	—	—	—	—	—	—	—
Issuance of stock for vested restricted stock units	2,264	—	—	—	—	—	—	—
Shares purchased and subsequently cancelled	(334)	—	(3)	—	—	(3)	—	(3)
Equity-based compensation	—	—	3,544	—	—	3,544	—	3,544
Balance January 31, 2017	19,804,526	198	369,160	(268,820)	(18,318)	82,220	48	82,268

Net loss	—	—	—	(27,311)	—	(27,311)	—	(27,311)
Other comprehensive loss	—	—	—	—	(294)	(294)	—	(294)
Issuance of stock for vested restricted stock units	128,042	1	(1)	—	—	—	—	—
Shares purchased and subsequently cancelled	(40,525)	—	(406)	—	—	(406)	—	(406)
Issuance of stock upon exercise of options	25,000	—	206	—	—	206	—	206
Equity-based compensation	—	—	3,090	—	—	3,090	—	3,090
Balance January 31, 2018	19,917,043	$199	$372,049	$(296,131)	$(18,612)	$57,505	$48	$57,553

See Notes to Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended January 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net loss	$(27,311)	$(52,236)	$(44,805)
Adjustments to reconcile net loss to cash flows from operations:
Depreciation and amortization	26,988	26,911	35,925
Impairment charges	—	—	4,598
Bad debt expense	1,716	1,900	5,090
Loss (gain) on sale of discontinued operations	19,025	—	(7,803)
Write-off of note receivable relating to discontinued operations	—	—	3,180
Deferred income taxes	(3,405)	(646)	(7,237)
Equity-based compensation	3,090	3,544	3,919
Amortization of discount and deferred financing costs	4,524	4,217	5,143
Gain on extinguishment of debt	—	—	(4,236)
Equity in earnings of affiliates	(3,431)	(2,655)	(492)
Dividends received from affiliates	5,304	4,941	4,568
Restructuring activities	—	12,878	5,115
Write-down of inventory	—	—	7,905
Gain on sale of fixed assets	(3,740)	(4,151)	(996)
Changes in assets and liabilities:
Customer receivables	(372)	19,113	2,071
Costs and estimated earnings in excess
of billings on uncompleted contracts	2,606	17,382	(1,348)
Inventories	(1,338)	1,306	382
Other current assets	5,859	(1,585)	8,879
Accounts payable and accrued expenses	(13,563)	(16,507)	(10,305)
Billings in excess of costs and
estimated earnings on uncompleted contracts	(6,785)	(1,468)	(9,952)
Other, net	(2,157)	831	(1,387)
Cash provided by (used in) operating activities	7,010	13,775	(1,786)
Cash flows from investing activities:
Capital expenditures	(49,876)	(21,818)	(25,668)
Proceeds from sale of fixed assets	3,988	9,962	6,505
Proceeds from sale of business, net of cash divested	3,468	—	42,348
Investment in foreign affiliate	(25)	—	—
Cash (used in) provided by investing activities	(42,445)	(11,856)	23,185
Cash flows from financing activities:
Repayments under revolving loan facilities	—	—	(22,039)
Proceeds from issuance of long term convertible notes	—	—	49,950
Payment of debt issuance costs	—	(9)	(5,486)
Principal payments under capital lease obligation	(30)	(65)	(154)
Issuance of stock upon exercise of options	206	—	—
Purchases and retirement of Company shares	(406)	(3)	(345)
Cash (used in) provided by financing activities	(230)	(77)	21,926
Effects of exchange rate changes on cash	223	(1,074)	(75)
Net (decrease) increase in cash, cash equivalents and restricted deposits	(35,442)	768	43,250
Cash, cash equivalents and restricted deposits at beginning of year	74,055	73,287	30,037
Cash, cash equivalents and restricted deposits at end of year	$38,613	$74,055	$73,287

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Description of Business – Layne Christensen Company and its subsidiaries (together, “Layne,” the “Company,” “we,” “our,” or “us”) is a global water management, drilling and infrastructure services and drilling company, providing responsible solutions to the world of essential natural resources – water, minerals and energy. We offer innovative, sustainable products and services with an enduring commitment to safety, excellence and integrity. We primarily operate in North America, Brazil and through our affiliates in Latin America. Our customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, oil and gas companies, power companies and agribusinesses. We have an ownership interest in certain foreign affiliates operating in Latin America (see Note 5 to the Consolidated Financial Statements).

Fiscal Year – Our fiscal year end is January 31. References to fiscal years, or “FY,” are to the twelve months then ended January 31 of that year.

Principles of Consolidation – The Consolidated Financial Statements include our accounts and the accounts of all of our subsidiaries where we exercise control. For investments in subsidiaries that are not wholly-owned, but where we exercise control, the equity held by the minority owners and their portions of net income (loss) are reflected as noncontrolling interests. All intercompany accounts and transactions have been eliminated in consolidation. In the Notes to Consolidated Financial Statements, all dollar and share amounts in tabulations are in thousands of dollars and shares, respectively, unless otherwise indicated.

Investment in Affiliated Companies – Investments in affiliates (20% to 50% owned) in which we have the ability to exercise significant influence, but do not hold a controlling interest over operating and financial policies, are accounted for by the equity method. We performed a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that a triggering event occurred that would indicate a loss in value of the investment. If such a conclusion is reached, then we would be required to perform a quantitative impairment assessment over the value of our investments. However if the assessment leads to a determination that the fair value of the investments is greater than the carrying amount, no further assessments are required. During the fiscal year ended January 31, 2017, we performed a quantitative assessment. As of January 31, 2018, we performed a qualitative assessment and concluded no triggering events had occurred that would indicate a loss in value. Accordingly, no impairment charge was recorded in either year. Distributions from our equity method investees are accounted for using the cumulative earnings approach on our Consolidated Statement of Cash Flows. Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distribution received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor. When such an excess occurs, the current-period distribution up to this excess is considered a return on investment and classified as cash inflows from operating activities.

Presentation – As discussed further in Note 16 to the Consolidated Financial Statements, during the first quarter of FY2018, we completed the sale of substantially all of the assets of our Heavy Civil businesses and during the third quarter of fiscal year ended January 31, 2016, we completed the sale of our Geoconstruction business segment. The results of operations related to the Heavy Civil and Geoconstruction business, have been classified as discontinued operations for all periods presented. Unless noted otherwise, discussion in these Notes to Consolidated Financial Statements pertain to continuing operations.

Business Segments – We report our financial results under three reporting segments consisting of Water Resources, Inliner and Mineral Services. We report corporate expenses under the title “Unallocated Corporate.”  Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include expenses related to accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors.

Use of and Changes in Estimates – The preparation of Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions about future events and their effects cannot be perceived with certainty and accordingly, these estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. While we believe that the estimates and assumptions used in the preparation of the Consolidated Financial Statements are appropriate, actual results could differ from those estimates.

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

The cash flows and financing activities of our operations in Mexico are primarily denominated in U.S. dollars. Accordingly, these operations use the U.S. dollar as their functional currency. Monetary assets and liabilities are remeasured at period end. Foreign currency transactions are measured at the current exchange rate and nonmonetary items are measured at historical foreign currency exchange rates with exchange rate differences reported in the Consolidated Statement of Operations.

Net foreign currency transaction losses were $0.2 million, $0.2 million and $0.1 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, and are recorded in other (expense) income, net in the accompanying Consolidated Statements of Operations.

Revenue Recognition – Revenues are recognized on large, long-term drilling and infrastructure services contracts meeting the criteria of ASC Topic 605-35 using the percentage of completion method based upon the ratio of costs incurred to total estimated costs at completion. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the percentage of completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for these contracts using the percentage of completion method is such that refinements of the estimating process for changing conditions and new developments may occur and are characteristic of the process. Many factors can and do change during a contract performance period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revisions to costs and income and are recognized in the period in which the revisions become known. Provisions for estimated losses on uncompleted drilling and infrastructure services contracts are made in the period in which such losses become known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which the facts that caused the revision become known. Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, we prepare updated estimates of cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Large changes in cost estimates on larger, more complex drilling and infrastructure services projects can have a material impact on our financial statements and are reflected in results of operations when they become known. During the fiscal years ended January 31, 2018, 2017 and 2016, approximately $6.3 million, $9.8 million and $2.9 million in losses on open contracts were recorded, respectively.

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

As allowed by ASC Topic 605-35, revenue is recognized on smaller, short-term drilling and infrastructure services contracts using the completed contract method. Provisions for estimated losses on uncompleted drilling and infrastructure services contracts are made in the period in which such losses become known and reported in cost of revenues in the Consolidated Statements of Operations. We determine when short-term contracts are completed based on acceptance by the customer.

Revenues for drilling contracts within Mineral Services are primarily recognized in terms of the value of total work performed to date on the basis of actual footage drilled, meterage drilled or services performed.

Revenues for direct sales of equipment and other ancillary products not provided in conjunction with the performance of drilling and infrastructure services contracts are recognized at the date of delivery to and acceptance by, the customer. Provisions for estimated warranty obligations are made in the period in which the sales occur.

Our revenues are presented net of taxes imposed on revenue-producing transactions with our customers, such as, but not limited to, sales, use, value-added and some excise taxes.

Inventories – In February 2017, we adopted Accounting Standards Update (“ASU”) 2015-11 “Inventory – Simplifying the Measurement of Inventory” issued by the Financial Accounting Standards Board (the “FASB”) on July 22, 2015, on a prospective basis. As such, our January 31, 2017 inventories are valued at the lower of cost or net realizable value and our inventories at January 31, 2017 are valued at the lower of cost or market. Implementation did not result in a material difference in our reported inventory values. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method. Inventories consist primarily of supplies and raw materials. Supplies of $17.7 million and $16.4 million and raw materials of $2.3 million and $2.3 million were included in inventories, net of reserves of $0.8 million and $0.9 million, in the Consolidated Balance Sheets as of January 31, 2018 and 2017, respectively.

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

Classification	Years
Buildings	15 - 35
Machinery, equipment and pipeline	3 - 25

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

We reflect property as assets held for sale when management, having the authority to approve the action, commits to a plan to sell the asset, the sale is probable within one year and the asset is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the asset is marketed actively for sale at a price that is reasonable in relation to its current fair value and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Upon designation as asset held for sale, we record the carrying value of each asset at the lower of its carrying value or its estimated fair value, less estimated costs to sell and cease recording depreciation.

Discontinued Operations –We adopted Accounting Standards Update 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," on February 1, 2015. Under the guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. See Note 16 to the Consolidated Financial Statements for a discussion of our discontinued operations.

Goodwill –In accordance with ASC Topic 350-20, “Intangibles-Goodwill and Other”, we are required to test for the impairment of goodwill on at least an annual basis. We conduct this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. Our reporting units are based on our organizational and reporting structure and are the same as our three reportable segments. Corporate and other assets and liabilities are allocated to the reporting units to the extent that they relate to the operations of those reporting units in determining their carrying amount. We have the option of first performing a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If such a conclusion is reached, then we would be required to perform a quantitative impairment assessment of goodwill. However, if the assessment leads to a determination that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, no further assessments are required. As of December 31, 2017 and 2016, we performed a qualitative assessment for our annual goodwill impairment test and determined that it was more likely than not that the fair value of Inliner, the only reporting unit with goodwill, would exceed its carrying value.

As of January 31, 2018 and 2017, we had $8.9 million of goodwill on the Consolidated Balance Sheets. The goodwill is all attributable to the Inliner reporting segment. Goodwill expected to be tax deductible was $0.9 million as of January 31, 2018 and 2017.

Intangible Assets – Other intangible assets with finite lives primarily consist of tradenames, patents and right-of-ways. Intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from ten to thirty-five years.

Finite-lived intangible assets are reviewed for recoverability whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Cash, Cash Equivalents and Restricted Deposits – We consider investments with an original maturity of three months or less when purchased to be cash equivalents. Our cash equivalents are subject to potential credit risk. Our cash management and investment policies restrict investments to investment grade, highly liquid securities. The carrying value of cash and cash equivalents approximates fair value. Restricted deposits consist of escrow funds related to a certain disposition and judicial deposits associated with tax related legal proceedings in Brazil.

Our statement of cash flows explains the change in the total of cash, cash equivalents and restricted deposits. The following table provides a reconciliation of cash, cash equivalents, and restricted deposits reported within the Consolidated Balance Sheet that sum to the total of the same such amounts in the Consolidated Statements of Cash Flows at January 31, 2018, 2017 and 2016.

	Years Ended January 31,
(in thousands)	2018	2017	2016
Beginning of the period
Cash and cash equivalents	$69,000	$65,569	$21,661
Restricted deposits	5,055	7,718	8,376
Total cash, cash equivalents and restricted deposits, beginning of period	74,055	73,287	30,037
End of the period
Cash and cash equivalents	32,041	69,000	65,569
Restricted deposits	6,572	5,055	7,718
Total cash, cash equivalents and restricted deposits, end of period	38,613	74,055	73,287
Net (decrease) increase in cash, cash equivalents and restricted deposits	$(35,442)	$768	$43,250

Allowance for Uncollectible Accounts Receivable – We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations and also consider a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection. Bad debt expense, which is recorded as part of Selling, General and Administrative Expenses in the Consolidated Statement of Operations, amounted to $(0.2) million, $0.7 million and ($0.4) million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

We do not establish an allowance for credit losses on long-term contract unbilled receivables. Adjustments to unbilled receivables related to credit quality, if they occur, are accounted for as a reduction of revenue.

Concentration of Credit Risk – We grant credit to our customers, which may include concentrations in state and local governments. Although this concentration could affect our overall exposure to credit risk, we believe that our portfolio of accounts receivable is sufficiently diversified, thus spreading the credit risk. To manage this risk, we perform periodic credit evaluations of our customers’ financial condition, including monitoring our customers’ payment history and current credit worthiness. We do not generally require collateral in support of our trade receivables, but may require payment in advance or security in the form of a letter of credit or bank guarantee. During the fiscal years ended January 31, 2018, 2017 and 2016, no individual customer accounted for more than 10% of our consolidated revenues.

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

Costs estimated to be incurred in the future for employee health and welfare benefits, workers’ compensation, property and casualty insurance programs resulting from claims which have been incurred are accrued currently. Under the terms of the agreement with the various insurance carriers administering these claims, we are not required to remit the total retained risk amounts until the claims are actually paid by the insurance companies.

Fair Value of Financial Instruments – The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximated fair value at January 31, 2018 and 2017, because of the relatively short maturity of those instruments. See Note 14 to the Consolidated Financial Statements for fair value disclosures.

Litigation and Other Contingencies – We are involved in litigation incidental to our business, the disposition of which is not expected to have a material effect on our business, financial position, results of operations or cash flows. In addition, some of our contracts contain provisions that require payment of liquidated damages if we are responsible for the failure to meet specified contractual milestone dates and the applicable customer asserts a claim under these provisions. These contracts define the conditions under which our customers may make claims against Layne for liquidated damages. In many cases in which we have historically had potential exposure for liquidated damages, such damages ultimately were not asserted by our customers. It is possible, however, that future results of operations for any particular quarterly or annual period could be materially affected by changes in our assumptions related to these proceedings. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability is accrued in our Consolidated Financial Statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, is disclosed. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case.

Supplemental Cash Flow Information –The amounts paid or refunded for income taxes, interest and non-cash investing and financing activities were as follows:

	Years Ended January 31,
(in thousands)	2018	2017	2016
Income taxes paid	$1,312	$1,555	$1,947
Income tax refunds	(4,627)	(596)	(4,251)
Interest paid	12,442	12,331	11,065
Noncash investing and financing activities:
Exchange of 4.25% Convertible Notes for 8.0% Convertible Notes	—	—	55,500
Contingent consideration on sale of discontinued operations	—	—	4,244
Accrued capital additions	1,466	1,427	1,186

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

Income (Loss) Per Share – Income (loss) per share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which we recognize net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes (as defined in Note 8 to the Consolidated Financial Statements) are included in the calculation of diluted loss per share if their inclusion is dilutive under the if-converted method. Options to purchase 659,086, 750,044 and 839,175 shares have been excluded from weighted average shares for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, as their effect was antidilutive. A total of 1,957,803, 1,871,640 and 1,407,170 non-vested shares have been excluded from weighted average shares for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, as their effect was antidilutive.

Equity-Based Compensation – We recognize the cost of all equity-based instruments in the Consolidated Financial Statements based on the calculated fair value of the award. The fair value of equity-based compensation granted in the form of stock options is determined using a lattice valuation model. In addition, we granted certain market-based awards during the years ended January 31, 2018, 2017 and 2016, which were valued using the Monte Carlo simulation model. See Note 13 to the Consolidated Financial Statements.

Unearned compensation expense associated with the issuance of awards is amortized on a straight-line basis as the restrictions on the stock expire, subject to achievement of certain contingencies.

New Accounting Pronouncements -

The FASB issued ASU 2014-09, “Revenue from Contracts with Customers” on May 28, 2014 and issued the related Update 2016-20 “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers” in December, 2016 with the same effective dates as ASU 2014-09. On August 12, 2015, the FASB issued ASU 2015-14, which defers the adoption of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The collective guidance in these ASUs defines the steps to recognize revenue for entities that have contracts with customers as well as requiring significantly expanded disclosures regarding the qualitative and quantitative information of the nature, amount, timing, and uncertainty of revenue and cash flows arising from such contracts. We will adopt the new guidance beginning on February 1, 2018 using the full retrospective method that will result in retrospective application. During the first quarter of the fiscal year ended 2019, we will record a cumulative adjustment to retained earnings for the retrospective application as provided for in the guidance. Expanded disclosures as required under the new guidance will be included in the notes to the consolidated financial statements in each of the quarterly reports on Form 10-Q and in our annual report on Form 10-K for the year ending January 31, 2019. The primary impact of the guidance on our financial statements is the elimination of the completed contract method of recognizing revenues, mostly prevalent in our Water Resources segment, and the elimination of segmentation treatment related to certain customer contracts in our Inliner segment. We have updated our accounting policies and internal controls, and implemented changes to our business processes and information systems to support the new revenue recognition and disclosure requirements. Based on our assessment of the impact of adoption, we estimate a net cumulative reduction of our retained earnings of less than $1.0 million.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. In January 2018, the FASB issued ASU No. 2018-01 Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are preparing to implement changes to our accounting policies and controls, business processes and information systems to support the new accounting and disclosure requirements, which is effective for us beginning on February 1, 2019. We are currently evaluating the significance of adoption of this ASU and currently, based on our limited number of leases, we do not believe the effect will be material on our financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. As a public business, adoption of the amendments in this update are required, prospectively, for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for testing dates after January 1, 2017. We anticipate adopting this ASU beginning on February 1, 2020 and do not believe the adoption will have a material impact on our financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” which provides guidance about the presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. We early adopted the ASU on January 31, 2018 by applying a retrospective transition method to each period presented. The adoption of this ASU involved removing restricted deposits from cash provided by operating investments to reconcile net income to cash, cash equivalents and restricted deposits for each year presented in the Consolidated Statement of Cash Flows. It did not have a material impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.” This ASU provides guidance and clarification in regards to the classification of eight types of receipts and payments in the statement of cash flows, including debt repayment or extinguishment costs, settlement of zero-coupon bonds, proceeds from the settlement of insurance claims, distributions received from equity method investees and cash receipts from beneficial interest in securitization transactions. We formally adopted the ASU on January 31, 2018. Our Latin American affiliates issue dividends which we account for using the cumulative earnings approach, so no accounting transition was necessary. See “Investment in Affiliated Companies” above.

(2) Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:

	As of January 31,
(in thousands)	2018	2017
Cost incurred on uncompleted contracts	$496,324	$658,553
Estimated earnings	204,124	213,142
	700,448	871,695
Less: Billing to date	666,024	842,232
Total	$34,424	$29,463
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billing on uncompleted contracts	$44,987	$48,623
Billings in excess of costs and estimated earnings on uncompleted contracts	(10,563)	(19,160)
Total	$34,424	$29,463

We bill our customers based on specific contract terms. Substantially all billed amounts are collectible within one year. As of January 31, 2018 and 2017, our costs and estimated earnings in excess of billings on uncompleted contracts included unbilled contract retainage amounts of $16.0 million and $19.1 million, respectively.

(3) Property and Equipment

Property and equipment consisted of the following:

	January 31,	January 31,
(in thousands)	2018	2017
Land	$11,156	$10,037
Buildings and improvements	31,530	30,835
Machinery, equipment and pipeline	356,132	323,280
Property and equipment, at cost	398,818	364,152
Less - Accumulated depreciation	(278,214)	(267,167)
Property and equipment, net	$120,604	$96,985

Depreciation expense was $26.1 million, $24.9 million and $29.6 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

(4) Impairment Charges

Prior to the segment realignment in the third quarter of the fiscal year ended January 31, 2016, we reviewed the recoverability of the asset values of our long-lived assets in the Energy Services segment during the second quarter of the fiscal year ended January 31, 2016. Using the undiscounted cash flow model, we concluded that the carrying value of the assets in Energy Services was not fully recoverable as of July 31, 2015. We performed an assessment of the fair value of the assets of Energy Services based on orderly liquidation value of the property and equipment, which was considered as Level 2 fair value measurement. This assessment resulted in the recording of an impairment charge of approximately $4.6 million during the second quarter of the fiscal year ended January 31, 2016.

(5) Investments in Affiliates

We have investments in affiliates that are engaged in mineral drilling services and the manufacture and supply of drilling equipment, parts and supplies. Investment in affiliates may include other drilling and infrastructure services related joint ventures from time to time. Our equity method investments are part of our Mineral Services segment.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries if applicable and the percentages directly or indirectly owned by Layne are as follows as of January 31, 2018:

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

Financial information for the affiliates is reported with a one-month lag in the reporting period. The impact of the lag on our investment and results of operations are not significant. Summarized financial information of the affiliates is as follows:

	As of and Years Ended January 31,
(in thousands)	2018	2017	2016
Balance sheet data:
Current assets	$92,882	$87,116	$89,943
Noncurrent assets	79,761	77,624	83,132
Current liabilities	35,201	27,270	27,538
Noncurrent liabilities	12,815	11,288	13,393
Income statement data:
Revenues	143,698	123,846	135,602
Gross profit	25,710	21,259	17,944
Operating income (loss)	9,778	6,621	3,424
Net income (loss)	8,083	5,697	(989)

We had no significant transactions or balances with our affiliates as of January 31, 2018, 2017 and 2016 and for the fiscal years then ended.

Our equity in undistributed earnings of the affiliates totaled $48.7 million, $50.7 million and $52.8 million as of January 31, 2018, 2017 and 2016, respectively and an additional $4.6 million of investment in affiliates was recorded as equity method goodwill for certain of the investments at the time of acquisition.

(6) Other Intangible Assets

Other intangible assets consisted of the following as of January 31:

	2018			2017
(in thousands)	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Weighted Average Amortization Period in Years
Amortizable intangible assets:
Tradenames	$5,120	$(4,210)	15	$5,120	$(3,869)	15
Patents	905	(680)	12	905	(635)	12
Right-of-ways	2,663	(162)	13	—	—
Other	500	(292)	10	500	(242)	10
Total intangible assets	$9,188	$(5,344)		$6,525	$(4,746)

Total amortization expense for other intangible assets was $0.6 million, $0.4 million and $0.5 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Amortization expense for the subsequent five fiscal years is estimated as follows:

Estimated amortization for the next 5 years
(in thousands)	Amount
Fiscal Year 2019	$636
Fiscal Year 2020	636
Fiscal Year 2021	522
Fiscal Year 2022	293
Fiscal Year 2023	221
Thereafter	1,536
Total	$3,844

(7) Other Balance Sheet Information

The table below presents comparative detailed information about other current assets:

	January 31,	January 31,
(in thousands)	2018	2017
Other current assets:
Income taxes receivable	$430	$5,524
Assets held for sale	6,038	4,735
Prepaid insurance	1,214	1,801
Other	4,233	4,691
Total	$11,915	$16,751

The table below presents comparative detailed information about other non-current assets:

	January 31,	January 31,
(in thousands)	2018	2017
Other non-current assets:
Contingent consideration receivable	4,244	4,244
Deferred income taxes	220	242
Deferred financing fees, net	987	1,833
Other	2,957	5,195
Total	$8,408	$11,514

The table below presents comparative detailed information about other current liabilities:

	January 31,	January 31,
(in thousands)	2018	2017
Other current liabilities:
Reserve for assets held for sale(1)	12,431	12,431
Accrued compensation	16,242	13,364
Accrued insurance	9,616	12,206
Income taxes payable	324	9,088
Other accrued expenses	14,431	16,954
Total	$53,044	$64,043

(1)

Reserve for assets held for sale represents the impairment of assets held for sale in Australia and Africa. In calculating the impairment, the carrying amount of the assets included the cumulative currency translation adjustment related to our Australian and African entities.

(8) Indebtedness

Debt outstanding as of January 31, 2018 and 2017 was as follows:

	January 31,	January 31,
(in thousands)	2018	2017
4.25% Convertible Notes	$67,248	$64,387
8.0% Convertible Notes	98,769	97,952
Capitalized lease obligations	45	17
Less amounts representing interest	—	(1)
Total debt	166,062	162,355
Less current maturities of long-term debt(1)	(67,293)	(9)
Total long-term debt	$98,769	$162,346

(1)	Primarily represents the 4.25% Convertible Notes with a maturity date of November 15, 2018.

As of January 31, 2018, debt outstanding will mature as follows:

(in thousands)	4.25% Convertible Notes	8.0% Convertible Notes	Asset-based credit facility	Capitalized lease obligations	Total
Fiscal Year 2019	$67,248	$—	$—	$45	$67,293
Fiscal Year 2020	—	98,769	—	—	98,769
Total	$67,248	$98,769	$—	$45	$166,062

Asset-based Revolving Credit Facility

We have a $100.0 million senior secured asset-based credit facility, that expires on April 14, 2019, of which up to an aggregate principal amount of $75.0 million is available in the form of letters of credit and up to an aggregate principal amount of $15.0 million is available for short-term swingline borrowings.

The maturity date for the asset-based credit facility is April 15, 2019. However, the maturity date will accelerate to May 15, 2018 if each of the following has not yet occurred on or before such date: (i) either (a) all of the 8.0% Convertible Notes (or Permitted Refinancing Indebtedness (as defined in the asset-based credit facility agreement) in respect thereof) are converted or (b) the maturity date of the 8.0% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) is extended to a date which is after October 15, 2019 and (ii) either (a) all of the 4.25% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) are converted, (b) the maturity date for the 4.25% Convertible Notes (or Permitted Refinancing Indebtedness in respect thereof) is extended to a date which is after October 15, 2019, or (c) the 4.25% Convertible Notes are effectively discharged. The 4.25% Convertible Notes will be effectively discharged after, among other things, we have irrevocably deposited with the trustee of the 4.25% Convertible Notes cash in an amount sufficient to pay any remaining interest and principal payments due on any then remaining unconverted 4.25% Convertible Notes, with irrevocable instructions to the trustee to make such payments to the holders of the 4.25% Convertible Notes as they become due.

The asset-based credit facility is guaranteed by assets of our direct and indirect wholly owned domestic subsidiaries, subject to certain exceptions described in the asset-based credit facility. The obligations under the asset-based credit facility are secured by a lien on substantially all of our assets and the assets of the subsidiary guarantors, subject to certain exceptions described in the asset-based credit facility, including a pledge of up to 65% of the equity interests of our first tier foreign subsidiaries.

Availability under the asset-based credit facility is currently the lesser of (i) $100.0 million or (ii) the borrowing base (as defined in the asset-based credit facility agreement).

Availability under the asset-based credit facility as of January 31, 2018, was approximately $100.0 million, as the borrowing base exceeded total commitments. Approximately $24.6 million of letters of credit were issued under the asset-based credit facility and no borrowings were outstanding as of January 31, 2018, resulting in Excess Availability (described below) of $75.4 million.

Advances under the asset-based credit facility are subject to certain conditions precedent, including the accuracy of certain representations and warranties and the absence of any default or event of default. Future advances may be used for general corporate and working capital purposes and to pay fees and expenses associated with the asset-based credit facility.

Pursuant to the asset-based credit facility agreement, the revolving loans will bear interest at either:

•

the alternate base rate plus the applicable margin. The alternate base rate is equal to the highest of (a) the base rate, (b) the sum of the Federal Funds Open rate plus 0.5% and (c) the sum of the Daily LIBOR rate plus 1%, or

•	the LIBOR rate (as defined in the asset-based credit facility agreement) for the interest period in effect for such borrowing plus the applicable margin.

The asset-based credit facility contains various restrictions and covenants, including restrictions on dispositions of certain assets, incurrence of indebtedness, investments, distributions, capital expenditures, acquisitions and prepayment of certain indebtedness. In general, provided that we maintain a certain level of Excess Availability, we will not be restricted from incurring additional unsecured indebtedness or making investments, distributions, capital expenditures or acquisitions.

In compliance with the terms of our asset-based credit facility, we obtained an asset sale consent from our lenders on January 25, 2017 in connection with the sale of our Heavy Civil business segment.

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a “Covenant Compliance Period” (as defined in the asset-based credit facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days. We must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance Period as of the fiscal years ended January 31, 2018 and 2017.

During the fiscal year ended January 31, 2016, we had two consecutive four-quarter periods with a fixed charge coverage ratio of not less than 1.0 to 1.0 and therefore, we are no longer required to maintain a cumulative minimum cash flow (as defined in the asset-based credit facility agreement) of not less than negative $45.0 million and a minimum cash flow of not less than negative $25.0 million during any twelve consecutive month period.

The asset-based credit facility also contains a subjective acceleration clause that can be triggered if the lenders determine that we have experienced a material adverse change. If triggered by the lenders, this clause would create an Event of Default (as defined in the asset-based credit facility agreement), which in turn would permit the lenders to accelerate repayment of outstanding obligations.

The balance sheet classification of borrowings under the asset-based credit facility has been determined in accordance with ASC Topic 470-10-45, “Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements that Include both a Subjective Acceleration Clause and a Lock-Box Arrangement.”  Accordingly, borrowings will be classified as a long-term liability in the accompanying Consolidated Balance Sheet.

In general, during a Covenant Compliance Period or if an Event of Default has occurred and is continuing, all of Layne’s funds received on a daily basis will be applied to reduce amounts owing under the asset-based credit facility. Based on current projections Layne does not anticipate being in a Covenant Compliance Period during the next twelve months. Also, because Excess Availability currently is and is expected to be for the next twelve months, sufficient not to trigger a Covenant Compliance Period, we are and anticipate being in compliance with the applicable debt covenants associated with the asset-based credit facility for the next twelve months.

Defaults under the asset-based credit facility include (but are not limited to) the following:

•	non-payment of principal, interest, fees and other amounts under the asset-based credit facility
•	failure to comply with any of the negative covenants, certain of the specified affirmative covenants or other covenants under the asset-based credit facility
•	failure to pay certain indebtedness when due
•	specified events of bankruptcy and insolvency
•	one or more judgments of $5.0 million not covered by insurance and not paid within a specified period.
•	a change in control as defined in the asset-based credit facility.

On March 30, 2018, our asset-based credit facility agreement was amended to revise the acceleration provision included in the definition of Maturity Date to be July 16, 2018 if we have not delivered to the administrative agent for the asset-based credit facility evidence by July 15, 2018 that the 4.25% Convertible Notes have been effectively discharged with the proceeds from the issuance of the 11.0% Unsecured Notes or (b) May 15, 2018 if (i) the issuance of the 11.0% Unsecured Notes is cancelled for any reason or (ii) the proceeds of the 11.0% Unsecured Notes are used for a purpose other than to effectively discharge the 4.25% Convertible Notes in full; provided, that if an event described in clause (i) or (ii) above occurs after May 15, 2018, then the maturity date of the asset-based credit facility will be the date the event occurred.

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

The 4.25% Convertible Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears in cash on May 15 and November 15 of each year, beginning on May 15, 2014. The 4.25% Convertible Notes will mature on November 15, 2018, unless earlier repurchased, redeemed or converted. See “Potential Refinancing of Convertible Notes” below.

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

On and after November 15, 2016 and prior to the maturity date, pursuant to the 4.25% Convertible Note Indenture, we may redeem all, but not less than all, of the 4.25% Convertible Notes for cash if the sale price of our common stock equals or exceeds 130% of the applicable conversion price for a specified time period ending on the trading day immediately prior to the date we deliver notice of the redemption. The redemption price will equal 100% of the principal amount of the 4.25% Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in the 4.25% Convertible Notes Indenture), holders of the 4.25% Convertible Notes will have the right, at their option, to require us to repurchase their 4.25% Convertible Notes in cash at a price equal to 100% of the principal amount of the 4.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

If any amount payable on a 4.25% Convertible Note (including principal, interest, a fundamental change repurchase or a redemption) is not paid by us when it is due and payable, such amount will accrue interest at a rate equal to 5.25% per annum from such payment date until paid.

The pending merger with Granite is not a fundamental change under the indenture governing the 4.25% Convertible Notes. In the merger agreement, Granite agreed that any conversions of the 4.25% Convertible Notes after the closing of the merger would be settled solely in cash.

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

The following table presents the carrying value of the 4.25% Convertible Notes:

	January 31,	January 31,
(in thousands)	2018	2017
Carrying amount of the equity conversion component	$(3,106)	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500	$69,500
Unamortized deferred financing fees	(476)	(1,033)
Unamortized debt discount (1)	(1,776)	(4,080)
Net carrying amount	$67,248	$64,387

(1)	As of January 31, 2018, the remaining period over which the unamortized debt discount will be amortized is nine months using an effective interest rate of 9%.

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

The sale of the 8.0% Convertible Notes generated net cash proceeds of approximately $45.0 million after deducting discounts and commissions, estimated offering expenses and accrued interest on the 4.25% Convertible Notes being exchanged. We used the net cash proceeds to repay the then outstanding balance on the asset-based credit facility of $18.2 million with the remainder of the proceeds held for general working capital purposes.

The 8.0% Convertible Notes were issued pursuant to an Indenture, dated as of March 2, 2015 (the “8.0% Convertible Notes Indenture”), among Layne, the guarantor parties thereto and U.S. Bank National Association, as trustee and collateral agent. The 8.0% Convertible Notes are senior, secured obligations of Layne, with interest payable on May 1 and November 1 of each year, beginning May 1, 2015, at a rate of 8.0% per annum. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018. See "-Potential Refinancing of Convertible Notes" below.

The 8.0% Convertible Notes are senior, secured obligations and are guaranteed by our subsidiaries that currently are co-borrowers or guarantors under our asset-based credit facility, as well as all of our future wholly-owned U.S. restricted subsidiaries and, in certain cases, certain of our other subsidiaries.

The 8.0% Convertible Notes are secured by a lien on substantially all of our assets and the assets of the subsidiary guarantors, subject to certain exceptions. The liens on the assets securing the 8.0% Convertible Notes are junior in priority to the liens (the “First Priority Liens”) on such assets securing our debt (the “First Priority Debt”) or that of the subsidiary guarantors under our asset-based credit facility and certain other specified existing or future obligations.

At any time prior to the maturity date, we may redeem for cash all, but not less than all, of the 8.0% Convertible Notes; provided, however, that we may not redeem the 8.0% Convertible Notes on a redemption date that is outside an Open Redemption Period (as defined in the 8.0% Convertible Notes Indenture) unless the last reported sale price of our common stock equals or exceeds 140% of the conversion price of the 8.0% Convertible Notes in effect on each of at least 20 trading days during the 30 consecutive trading day period ending on and including, the trading day immediately preceding the date on which we deliver the redemption notice.

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

The pending merger with Granite is not a fundamental change under the indenture governing the 8.00% Convertible Notes. If the merger with Granite is consummated, any future conversions of the 8.0% Convertible Notes would be settled solely in shares of common stock of Granite (other than cash in lieu of any fractional shares).

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

The following table presents the carrying value of the 8.0% Convertible Notes:

	January 31,	January 31,
(in thousands)	2018	2017
Principal amount of the 8.0% Convertible Notes	$99,898	$99,898
Unamortized deferred financing fees	(1,129)	(1,946)
Net carrying amount	$98,769	$97,952

11% Unsecured Notes

On March 19, 2018, we entered into a note purchase agreement with two investments funds advised by Corre Partners Management, LLC to purchase $ 71.0 million of our 11% Unsecured Notes. Corre Partners Management and its affiliated funds, including the purchasers of the 11.0% Unsecured Notes, own a portion of our 4.25% Convertible Notes and 8.00% Convertible Notes. Under the note purchase agreement, the purchasers have committed to purchase $71.0 million of our 11% Unsecured Notes due October 16, 2019 (the "11.0% Unsecured Notes") at a purchase price equal to 100% of the principal amount of the 11.0% Unsecured Notes. The closing of the purchase and sale of the 11.0% Unsecured Notes will be the earlier to occur of (i) October 1, 2018 and (ii) the fifth business day after delivery of a funding notice by us to the purchasers. As a result, if the proceeds of the 11.0% Unsecured Notes were to be used to effectively discharge the 4.25% Convertible Notes prior to July 16, 2018, we would need to refinance (1) the asset-based credit facility on or prior to April 14, 2019, (2) to the extent they are not converted into our common stock, the 8.0% Convertible Notes on May 1, 2019 and (3) the 11.0% Unsecured Notes on or prior to October 16, 2019. The commitment of the purchasers to purchase the 11.0% Unsecured Notes terminates upon the earliest to occur of: (i) a change of control (including the closing of the pending merger with Granite) and (ii) delivery to the purchasers of a notice of termination by us.

We may at our option prepay the 11.0% Unsecured Notes in whole or in part at any time. The 11.0% Unsecured Notes are subject to a mandatory prepayment upon the closing of a change of control. The 11.0% Unsecured Notes are subject to an Early Payment Event Fee if the 11.0% Unsecured Notes are repaid less than 90 days after the 11.0% Unsecured Notes are issued. The amount of the Early Payment Event Fee will be equal to the excess, if any, of (x) 90 days of accrued interest on the principal amount repaid, over (y) the amount of interest accrued and paid or payable with respect to the principal amount repaid from the date of issuance to and including the date of the repayment.

There are no covenants applicable to us under the Note Purchase Agreement so long as: (i) the 11.0% Unsecured Notes have not been issued, (ii) any of the 8.00% Convertible Notes are outstanding and (iii) none of the provisions of the indenture governing the 8.00% Convertible Notes have been amended or waived. After the 11.0% Unsecured Notes have been issued, we will be subject to certain covenants, including, delivery of financial statements and other reports, compliance with material contracts and applicable laws, and maintenance of corporate existence, insurance and properties. In addition, after the earliest date that (i) none of the 8.00% Convertible Notes are outstanding or (ii) all or any of the provisions of the indenture governing the 8.00% Convertible Notes are no longer in effect or have been amended or waived, we will be subject to negative covenants related to indebtedness, liens, sale and leaseback transactions, asset sales, dividends and restricted payments, transactions with affiliates, and maximum ratio of funded indebtedness to EBITDA.

Potential Refinancing of Convertible Notes

Prior to August 15, 2018, we may elect to issue the 11.0% Unsecured Notes and use the proceeds from the issuance of the 11.0% Unsecured Notes to effectively discharge the 4.25% Convertible Notes, in which case the maturity date of the 8.0% Convertible Notes would remain May 1, 2019. As a result, if the proceeds of the 11.0% Unsecured Notes were to be used to effectively discharge the 4.25% Convertible Notes prior to July 16, 2018, we would need to refinance (1) the asset-based credit facility on or prior to April 14, 2019, (2) to the extent they are not converted into our common stock, the 8.0% Convertible Notes on May 1, 2019 and (3) the 11.0% Unsecured Notes on or prior to October 16, 2019.

Alternatively, if the market price of our common stock prior to August 15, 2018 is above $11.70 per share, we could elect to take no action with respect to the 4.25% Convertible Notes, in which case the maturity date of the 8.0% Convertible Notes would become August 15, 2018. We believe that under those circumstances most, if not all, of the holders of our 8.0% Convertible Notes would convert their notes into our common stock (and any remaining unconverted amounts could be refinanced with available cash or drawings under our asset-based credit facility) and we could issue the 11.0% Unsecured Notes by October 1, 2018 in order to repay the 4.25% Convertible Notes at maturity. In this case, we would seek to extend or refinance our asset-based credit facility prior to July 16, 2018.

Surety Bonds

As of January 31, 2018 and 2017, surety bonds issued to secure performance of our contracted projects amounted to $148.3 million and $223.8 million, respectively. The amount of our surety bonds is based on the expected amount of revenues remaining to be recognized on the projects. Of the amount outstanding at January 31, 2018, $48.4 million related to surety bonds on contracts which were assumed by the purchasers of our Heavy Civil business. We were successful in negotiating an early release of Layne on bonds for 4 of 36 jobs but do not expect to obtain releases on the remaining jobs until those jobs are completed.

(9) Other (Expense) Income, net

Other (expense) income, net consisted of the following:

	Years Ended January 31,
(in thousands)	2018	2017	2016
Interest income	$33	$87	$732
Currency exchange loss	(204)	(205)	(73)
Other	156	961	423
Total	$(15)	$843	$1,082

(10) Income Taxes

On December 22, 2017, the United States enacted tax reform legislation commonly known as the Tax Cuts and Jobs Act (the “The Act”), resulting in significant modifications to existing U.S. tax law, including but not limited to, (1) lowering the corporate federal income tax rate from 35% to 21% effective January 1, 2018; (2) implementing a territorial tax system; and (3) imposing a one-time repatriation tax on deemed repatriated earnings of foreign subsidiaries. Based on our fiscal year, the blended federal tax rate of 32.8% applies to fiscal year ended January 31, 2018.

Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and tax bases of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when these differences reverse. Deferred tax expense (benefit) is generally the result of changes in the assets or liabilities for deferred taxes. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under The Act, we remeasured our ending net domestic deferred tax asset at January 31, 2018 and recognized a provisional tax expense of $31.1 million. Following the remeasurement of our net deferred tax asset, we recorded an offsetting tax benefit as a reduction to our valuation allowance. There was no income expense or benefit recorded as a result in the change in the tax rate.

The Act provides for a one-time deemed repatriation of post-1986 undistributed foreign subsidiary earnings and profits through the year ended January 31, 2018 (“Deemed Dividend”). We estimated a provisional Deemed Dividend of $17.3 million resulting in $5.7 million of tax expense. We recognized a $3.7 million tax benefit upon reversal of a previously recorded deferred tax liability relating to unremitted earnings of our less than 50% owned Affiliates. We also adjusted our valuation allowance as a result of the Deemed Dividend resulting in a $4.6 million tax benefit. The net tax benefit resulting from these adjustments to deferred taxes was $2.6 million during the fiscal year ended January 31, 2018.

The Act provides for a new requirement, beginning in 2018, that certain income earned by controlled foreign corporations in excess of an allowable return on foreign subsidiary’s tangible assets is subject to U.S. income tax (the global intangible low-taxed income or “GILTI” provision). Also beginning in 2018, The Act provides for a new base erosion and anti-abuse tax provision (“BEAT”) which eliminates the deduction of certain base-erosion payments made to related foreign corporations and imposes a minimum tax if greater than regular tax. We do not expect the GILTI or BEAT provisions to have a material impact to our financial statements.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) which provides additional clarification regarding situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of The Act for the reporting period in which The Act was enacted. We have recognized the provisional tax impacts, based on reasonable estimates, related to the Deemed Dividend and the revaluation of deferred tax assets and liabilities and have included these amounts in our consolidated financial statements for the year ended January 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of The Act. We intend to complete our accounting under The Act within the measurement period set forth in SAB 118.

Loss from continuing operations before income taxes consisted of the following:

	Years Ended January 31,
(in thousands)	2018	2017	2016
Domestic	$(16,076)	$(37,084)	$(17,778)
Foreign	837	(8,545)	(29,837)
Total	$(15,239)	$(45,629)	$(47,615)

Components of income tax (benefit) expense from continuing operations were as follows:

	Years Ended January 31,
(in thousands)	2018	2017	2016
Currently due:
U.S. federal	$(659)	$63	$(374)
State and local	452	583	(685)
Foreign	(6,848)	1,480	2,182
	(7,055)	2,126	1,123
Deferred:
U.S. federal	(2,561)	274	(895)
State and local	(74)	(197)	638
Foreign	(685)	(783)	(129)
	(3,320)	(706)	(386)
Total	$(10,375)	$1,420	$737

A reconciliation of the total income tax (benefit) expense from continuing operations to the statutory federal rate is as follows for the fiscal years ended January 31:

	2018		2017		2016
(in thousands)	Amount	Effective Rate	Amount	Effective Rate	Amount	Effective Rate
Income tax at statutory rate	$(4,999)	32.8%	$(15,972)	35.0%	$(16,665)	35.0%
State income tax, net	1,282	(8.4)	(3,655)	8.0	579	(1.2)
Difference in tax expense resulting from:
Nondeductible expenses	1,677	(11.0)	1,123	(2.5)	708	(1.5)
Taxes on foreign affiliates	(683)	4.5	558	(1.2)	2,213	(4.6)
Taxes on foreign operations	1,819	(11.9)	478	(1.0)	(13,594)	28.6
Foreign tax exemption	(3,493)	22.9	—	—	—	—
Impact of the Tax Cuts and Jobs Act	31,100	(204.1)	—	—	—	—
Impact of deemed dividend from Tax Cuts and Jobs Act	1,983	(13.0)	—	—	—	—
Tax benefit related to tax expenses recorded on discontinued operations and equity	—	—	—	—	(1,225)	2.6
Valuation allowance	(37,884)	248.6	17,513	(38.4)	32,742	(68.8)
Changes in uncertain tax provisions	(959)	6.3	(471)	1.0	(1,200)	2.5
Other	(218)	1.4	1,846	(4.0)	(2,821)	5.9
Total	$(10,375)	68.1%	$1,420	(3.1)%	$737	(1.5)%

Our effective tax rate reconciliation includes a $3.5 million income tax benefit resulting from a foreign jurisdiction issuing a tax ruling exempting certain income from taxation during the fourth quarter of the fiscal year ended January 31, 2018. We recorded $8.8 million tax benefit by reducing previously accrued foreign taxes and interest which was partially offset by tax expense of $5.3 million recorded on the related reduction in our U.S. foreign tax credit carryforward which was included in our deferred tax asset. The reduction in our deferred tax asset resulted in an offsetting reduction in our valuation allowance of $5.3 million, which is included in the $37.9 million adjustment to the valuation allowance included in our tax rate reconciliation. The net impact is an income tax benefit of $8.8 million.

The tax effect on pretax loss from continuing operations generally is determined by a computation that does not consider the tax effect on other categories of income or loss (for example, other comprehensive loss, discontinued operations, additional paid in capital, etc.). An exception to that general rule is provided when there is a pretax loss from continuing operations and pretax income from other categories of income. Pursuant to this exception, we recorded a tax benefit on continuing operations during the fiscal year ended January 31, 2016. During the fiscal year ended January 31, 2016, a tax benefit of $1.2 million was recorded on continuing operations which offset tax expense recorded on discontinued operations.

We recorded ($37.9) million, $17.5 million and $32.7 million of valuation allowances from continuing operations on our net domestic and certain foreign deferred tax assets during the fiscal years ended January 31, 2018, 2017 and 2016, respectively. The valuation allowance recorded for the fiscal year ended January 31, 2018 was recorded on deferred tax assets generated during the year and was primarily related to the impact on deferred taxes resulting from the passage of The Act. The total valuation allowance at January 31, 2018 of $130.6 million was comprised of a domestic valuation allowance of $113.7 million and a foreign valuation allowance of $16.9 million.

In assessing the need for a valuation allowance, we concluded that we had a cumulative loss on domestic operations after adjusting for significant non-recurring charges beginning in the fiscal year ended January 31, 2016 and continuing through the fiscal year ended January 31, 2018. Based on this assessment, we concluded that it was not more likely than not that realization of our domestic deferred tax assets would occur in future periods and accordingly a valuation allowance was provided. Similar consideration was given to foreign deferred tax assets and we concluded that certain foreign deferred tax assets were also not more likely than not to be realized and a valuation allowance was recorded. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future.

The net income (loss) from discontinued operations for the fiscal years ended January 31, 2018, 2017 and 2016 was $22.4 million, ($5.2) million and $3.5 million, respectively. These amounts are net of income tax (expense) benefit of $0.0 million, $0.0 million and ($1.3) million, respectively. The effective tax rates for discontinued operations were 0.0%, 0.0% and 26.4% for the fiscal years ended January 31, 2018, 2016 and 2015, respectively.

Deferred income taxes result from temporary differences between the financial statement and tax bases of our assets and liabilities. The sources of these differences and their cumulative tax effects were as follows:

	Years Ended January 31,
(in thousands)	2018	2017
Accruals	$14,310	$24,719
Equity-based compensation	1,725	2,525
Intangibles	1,656	3,429
Foreign tax credit carryforwards	41,539	47,827
Tax loss carryforwards	58,671	70,966
Cumulative currency translation adjustment	5,068	5,068
Capital loss carryforwards	8,677	12,861
Other assets	3,883	1,418
Total deferred tax asset	135,529	168,813
Valuation allowance	(130,613)	(157,664)
Buildings, machinery and equipment	(3,721)	(6,687)
Convertible Notes	(419)	(1,530)
Unremitted foreign earnings	(608)	(4,782)
Other liabilities	(717)	(2,107)
Total deferred tax liability	(5,465)	(15,106)
Net deferred tax liability	$(549)	$(3,957)

We had the following tax losses and tax credit carryforwards at January 31, 2018:

		Gross	Expected Tax
		Carryforward	Benefit	Valuation
(dollars in millions)	Expiration	Amount	Amount	Allowance
Federal net operating loss carryforwards	2034-2038	$150.2	$31.5	$(31.5)
State net operating loss carryforwards	2019-2038	222.8	12.4	(12.4)
Federal capital loss carryforwards	2020	33.5	7.1	(7.1)
State capital loss carryforwards	2020	33.5	1.6	(1.6)
Foreign tax loss carryforwards	2019-2033	48.8	14.7	(14.7)
Federal foreign tax credit carryforwards	2019-2022	n/a	13.2	(13.2)
Federal foreign tax credit carryforwards	2023-2027	n/a	28.3	(28.3)
Total			$108.8	$(108.8)

We intend to indefinitely reinvest certain earnings of our foreign subsidiaries and affiliates. As of January 31, 2018, accumulated undistributed earnings that were considered indefinitely reinvested totaled $40.3 million. The Act generally eliminates U.S. federal income taxes on dividends from foreign subsidiaries after January 31, 2018. As a result, the accumulated undistributed earnings would only be subject to other taxes, such as withholding taxes and local taxes, on distribution of such earnings. It is not practicable to determine the amount of income or withholding tax that would be payable upon remittance of these earnings.

Deferred foreign withholding taxes have been provided on undistributed earnings of certain foreign subsidiaries and foreign Affiliates where the earnings are not considered to be invested indefinitely.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding penalties and interest is as follows:

	Years Ended January 31,
(in thousands)	2018	2017	2016
Balance, beginning of year	$18,449	$10,809	$13,018
Additions based on tax positions related to current year	70	7,354	81
Additions for tax positions of prior years	94	1,669	1,326
Settlement with tax authorities	—	(1,168)	—
Reductions for tax positions of prior years	(146)	(55)	(3,392)
Reductions due to the lapse of statutes of limitation	(1,138)	(160)	(224)
Balance, end of year	$17,329	$18,449	$10,809

Substantially all of the unrecognized tax benefits recorded at January 31, 2018, 2017 and 2016 would affect the effective rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next year by approximately $4.5 million due to settlements of audit issues and expiration of statutes of limitation.

We classify interest and penalties related to income taxes as a component of income tax expense. As of January 31, 2018, 2017 and 2016, we had $9.0 million, $8.7 million and $7.8 million, respectively, of interest and penalties accrued associated with unrecognized tax benefits. The liability for interest and penalties increased (decreased) $0.3 million, $0.9 million and ($.07) million during the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

We file income tax returns in the U.S., various state jurisdictions and certain foreign jurisdictions. The statute of limitations remains open for tax years ended January 31, 2011, 2013 and 2015 through 2018. We recently completed our IRS exam for the tax year ended January 31, 2013 with no significant change to income tax expense. We have several state examinations currently in progress.

We file income tax returns in the foreign jurisdictions where we operate. The returns are subject to examination which may be ongoing at any point in time. Tax liabilities are recorded based on estimates of additional taxes which will be due upon settlement of those examinations. The tax years subject to examination by foreign tax authorities vary by jurisdiction, but generally the tax years 2015 through 2018 remain open to examination.

(11) Operating Lease Obligations

Our operating leases are primarily for buildings, light and medium duty trucks and other equipment. We sublease certain portions of our facilities under non-cancelable sublease agreements.

Rent expense under operating leases (including insignificant amounts of contingent rental payments and sublease rental income) was $3.3 million, $4.3 million and $7.0 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms and related subleases in excess of one year from January 31, 2018, are as follows:

Minimum Rental
(in thousands)	Commitments
Fiscal Year 2019	$2,649
Fiscal Year 2020	1,919
Fiscal Year 2021	1,775
Fiscal Year 2022	1,415
Fiscal Year 2023	1,373
Minimum lease payments	$9,131

(12) Employee Benefit Plans

Our salaried and certain hourly employees are eligible to participate in our sponsored, defined contribution plans. Total expense recorded in selling, general and administrative costs for our portion of these plans was $2.7 million, $3.1 million and $3.0 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

We have a deferred compensation plan for certain management employees, however the plan was suspended during the fiscal year ended January 31, 2015. Participants could elect to defer up to 25% of their salaries and up to 50% of their bonuses to the plan. Matching contributions and the vesting period of those contributions, were established at our discretion. Employee deferrals are vested at all times. The total liability for deferred compensation was $4.1 million and $5.1 million as of January 31, 2018 and 2017, respectively. These liabilities are primarily included in other non-current liabilities, except for those amounts due in the next twelve months, which are recorded in accrued compensation in the Consolidated Balance Sheet.

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

As of January 31, 2018 and 2017, we did not participate in multiemployer plans that would be considered individually significant.

We make contributions to these multiemployer plans equal to the amounts accrued for pension expense. Total contributions and union pension expense for these plans was $1.1 million, $1.9 million and $2.1 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Information regarding assets and accumulated benefits of these plans has not been made available to us.

We also provide supplemental retirement benefits to a former chief executive officer. Benefits are computed based on the compensation earned during the highest five consecutive years of employment reduced for a portion of Social Security benefits and an annuity equivalent of his defined contribution plan balance. We do not contribute to the plan or maintain any investment assets related to the expected benefit obligation. We have recognized the full amount of our actuarially determined pension liability. The current portion recognized in our Consolidated Balance Sheets as other accrued expenses was $0.3 million as of January 31, 2018 and 2017. The long-term portion recognized in our Consolidated Balance Sheets as of January 31, 2018 and 2017 was $5.1 million, as other non-current liabilities. Net periodic pension cost (benefit) of the supplemental retirement benefits for the fiscal years ended January 31, 2018, 2017 and 2016 was $ 0.3 million, $0.2 million and ($0.4) million, respectively.

(13) Equity-Based Compensation

Layne has an equity-based compensation plan that provides for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of January 31, 2018, there were 787,247 shares which remain available to be granted under the plan as stock options or restricted stock awards. We have the ability to issue shares under the plan either from new issuances or from treasury, although we have previously always issued new shares and expect to continue to issue new shares in the future.

We granted 263,946 restricted stock units and 277,799 performance vesting restricted stock units under the Layne Christensen Company 2006 Equity Incentive Plan during the fiscal year ended January 31, 2018. The grants consist of both service-based awards and market-based awards. All of the awards granted during the twelve month period ended January 31, 2018, may be settled in cash or shares at the Compensation Committee’s discretion except for 36,725 restricted stock units granted to the Board of Directors that are required to be settled in shares. It is the intention to settle all awards in shares.

We recognized $3.1 million, $3.5 million and $3.9 million of compensation cost for equity-based plans for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Of these amounts, $2.9 million, $3.0 million and $3.0 million, respectively, related to non-vested stock. There was no income tax benefit recognized on our equity-based compensation as a full valuation allowance has been provided on our deferred tax asset.

As of January 31, 2018, total unrecognized compensation cost related to unvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.4 years. As of January 31, 2018, there was approximately $3.9 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

The fair value of equity-based compensation granted in the form of stock options is determined using a lattice valuation model. The valuations in each respective year were made using the assumptions noted in the following table. Expected volatilities are based on historical volatility of the stock price. We use historical data to estimate early exercise and post-vesting forfeiture rates to be applied within the valuation model. The risk-free interest rate for the periods within the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average fair value per share at the date of grant for options granted during the fiscal years ended January 31, 2017 and 2016 was $1.59 and $1.60, respectively.

	Years Ended January 31,
Assumptions:	2017	2016
Weighted-average expected volatility	56.1%	52.6%
Expected dividend yield	0%	0%
Risk-free interest rate	0.60%	0.70%
Expected term (in years)	1.9	3.3
Exercise multiple factor	1.39	1.65
Post-vesting forfeiture	20.3%	12.5%

Stock option transactions for the fiscal years ended January 31, 2018, 2017 and 2016 were as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at January 31, 2015	1,015,514	$21.15
Granted	106,168	5.51
Exercised	—	—		$—
Expired	(77,707)	24.73
Forfeited	(204,260)	26.20
Outstanding at January 31, 2016	839,715	17.61
Granted	134,433	7.04
Exercised	—	—		—
Expired	(10,000)	29.29
Forfeited	(214,104)	21.19
Outstanding at January 31, 2017	750,044	14.54
Exercised	(25,000)	8.22
Expired	(19,125)	42.42		—
Forfeited	(46,833)	24.98
Outstanding at January 31, 2018	659,086	13.23	6.1	2,195

Exercisable at January 31, 2016	576,871	19.00
Exercisable at January 31, 2017	611,453	15.43
Exercisable at January 31, 2018	649,086	13.30	6.0	2,146
Options expected to vest at January 31, 2018	10,000	8.60	7.5	49

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

Nonvested stock awards having service requirements only, are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Other nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans), termination of employment without cause, retirement or the disability or the death of the executive and for equitable adjustment in the event of changes in our equity structure. We granted certain performance based nonvested stock awards during the years ended January 31, 2018, 2017 and 2016, which were valued using the Monte Carlo simulation model.

Assumptions used in the Monte Carlo simulation model for the fiscal years ended January 31, 2018, 2017 and 2016 were as follows:

	Years Ended January 31,
Assumptions:	2018	2017	2016
Weighted-average expected volatility	59.6%	58.3%	44.2%
Expected dividend yield	0.0%	0.0%	0.0%
Weighted-average risk free rate	1.5%	0.9%	0.9%
Weighted-average fair value	$6.92	$4.70	$3.04

Non-vested share transactions for the fiscal years ended January 31, 2018, 2017 and 2016 were as follows:

	Number of Shares	Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at January 31, 2015	487,292	14.86
Granted - Directors	24,085	5.19
Granted - Restricted stock units	130,287	5.25
Granted - Performance vesting shares	1,035,409	3.03
Vested	(182,563)	17.07
Forfeited	(87,340)	8.57
Nonvested stock at January 31, 2016	1,407,170	5.20
Granted - Directors	13,495	7.04
Granted - Restricted stock units	199,352	7.04
Granted - Performance vesting shares	447,903	4.70
Vested	(26,349)	6.22
Forfeited	(169,931)	8.29
Nonvested stock at January 31, 2017	1,871,640	5.00
Granted - Directors	36,725	8.85
Granted - Restricted stock units	227,221	8.95
Granted - Performance vesting shares	277,799	6.92
Vested	(141,537)	12.52
Forfeited	(314,045)	5.55
Nonvested stock at January 31, 2018	1,957,803	5.17	$26,411

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

Our assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments held at fair value, are presented below as of January 31, 2018 and 2017:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
January 31, 2018
Financial Assets:
Long-term restricted deposits held at fair value	$6,572	$6,572	$—	$—
Contingent consideration receivable(1)	4,244	—	—	4,244

January 31, 2017
Financial Assets:
Long-term restricted deposits held at fair value	$5,055	$5,055	$—	$—
Contingent consideration receivable(1)	4,244	—	—	4,244

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

The following table summarizes the carrying values and estimated fair values of our debt:

	January 31, 2018		January 31, 2017
	Carrying	Fair	Carrying	Fair
(in thousands)	Value	Value	Value	Value
4.25% Convertible Notes	$67,248	$68,631	$64,387	$64,705
8.0% Convertible Notes	98,769	122,150	97,952	92,156

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

Through one of our discontinued segments, Geoconstruction, we were a subcontractor on the foundation for the Salesforce Tower office building in San Francisco, California in 2013 and 2014. Certain anomalies were discovered in March 2014 in the foundation’s structural concrete, which were remediated by the general contractor during 2015. We have participated in discussions with the project owner and the general contractor regarding potential causes of the anomalies. We have assigned our claims under the project's builder's risk insurance policy to the general contractor. During the fiscal year ended January 31, 2016, the project owner and the general contractor submitted a claim to the project’s builder’s risk insurers to cover the cost of remedial work and related damages. The claim was denied by the builder’s risk insurers and the project owner and the general contractor subsequently filed a legal proceeding against the insurers seeking coverage under the builder’s risk insurance policy. Although we were not a party to this legal proceeding, we believe, based on court filings in the legal proceeding, that the project owner and the general contractor are asserting a claim for damages against the project’s builder’s risk insurers of approximately $100 million. Management does not believe that we are liable for any of the remediation costs or other claims related to this project. As of the date of this report, no action has been filed against us. Accordingly, no provision has been made in these Consolidated Financial Statements.

We are involved in various other matters of litigation, claims and disputes which have arisen in the ordinary course of business. We believe that the ultimate disposition of these matters will not, individually and in the aggregate, have a material adverse effect upon our business or consolidated financial position, results of operations or cash flows. However, it is possible, that future results of operations for any particular quarterly or annual period could be materially affected by changes in the assumptions related to these proceedings. In accordance with GAAP, we record a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. These provisions are reviewed at least quarterly and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. To the extent additional information arises or the strategies change, it is possible that our estimate of the probable liability in these matters may change

Litigation Relating to the Merger

On April 3, 2018, two putative class actions captioned Malka Raul v. Layne Christensen Company, et al., and Colleen Witmer v. Layne Christensen Company, et al., were filed in the U.S. District Court for the Southern District of Texas against Layne, Layne’s directors, Granite and Merger Sub.  The complaints generally allege that Layne, the Layne directors and Granite disseminated a false or misleading registration statement regarding the proposed merger in violation of Section 14(a) of the Exchange Act and SEC Rule 14a-9.  Specifically, the complaints allege that the registration statement misstated or omitted material information regarding the parties’ financial projections, the valuation analysis performed by Greentech in support of its fairness opinion, and potential conflicts of interest of Greentech.  The complaints further allege that the Layne directors and/or Granite are liable for these violations as “controlling persons” of Layne under Section 20(a) of the Exchange Act.  The complaints seek injunctive relief, including to enjoin and/or rescind the merger, rescission or rescissory damages in the event the merger is consummated, and an award of attorneys’ fees, in addition to other relief.

Additional lawsuits arising out of the merger may be filed in the future. There can be no assurance that any of the defendants will be successful in the outcome of the pending or any potential future lawsuits.  A preliminary injunction could delay or jeopardize the completion of the merger, and an adverse judgment granting permanent injunctive relief could indefinitely enjoin the completion of the merger. Layne and Granite believe that the lawsuits are without merit and intend to defend vigorously against the lawsuits and any other future lawsuits challenging the transaction.

(16) Discontinued Operations

Heavy Civil

On April 30, 2017, we completed the sale of substantially all of the assets of the Heavy Civil business to Reycon Partners LLC (the "Buyer"), which is owned by a group of private investors, including members of the former Heavy Civil senior management team. The purchase price was $10.1 million, less an estimate of the amount by which the business’s working capital was less than an agreed upon target amount. After final working capital adjustments, the purchase price was $3.5 million.

At January 31, 2017, we performed an asset impairment test of the Heavy Civil reporting segment and no impairment was indicated.

Geoconstruction

On August 17, 2015, we sold our Geoconstruction business segment to a subsidiary of Keller Foundations, LLC, a member of Keller Group plc (“Keller”), for a total of $42.3 million, including the preliminary estimate of the business segment’s working capital. After post-closing adjustments, the total purchase price increased to $47.7 million, to adjust for our estimated share in the profits of one of the contracts being assumed by Keller and final working capital adjustments.  In addition, as of January 31, 2018 and 2017, we have a $4.2 million contingent consideration receivable, included in Other Assets in the Consolidated Balance Sheet. The contingent consideration represents our best estimate of our share in the profits of one of the contracts assumed by Keller.

The components of assets and liabilities of discontinued operations in the Condensed Consolidated Balance Sheets are as follows:

As of January 31,
(in thousands)	2017
Major classes of assets
Customer receivables	$13,731
Costs and estimated earnings in excess of billings on uncompleted contracts	22,970
Inventories	2,426
Other current assets	1,033
Total current assets of discontinued operations	40,160
Property and equipment, net	5,235
Other assets of discontinued operations	895
Total major classes of assets of discontinued operations	$46,290
Major classes of liabilities
Accounts payable	$16,963
Billings in excess of costs and estimated earnings on uncompleted contracts	3,530
Other current liabilities	87
Total current liabilities of discontinued operations	20,580
Total major classes of liabilities of discontinued operations	$20,580

The financial results of discontinued operations are as follows:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Revenue	$30,359	$137,189	$210,780
Cost of revenues (exclusive of depreciation and amortization, shown below)	(28,864)	(128,910)	(193,440)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(4,577)	(11,655)	(19,878)
Depreciation and amortization	(287)	(1,609)	(5,833)
Gain on sale of fixed assets	4	265	558
Equity in earnings of affiliates	—	—	1,104
Restructuring costs	(27)	(424)	(765)
Other income items	(30)	(43)	(614)
Total operating loss on discontinued operations before income taxes	(3,422)	(5,187)	(8,088)
Income tax expense	—	—	3,832
Total operating loss on discontinued operations	$(3,422)	$(5,187)	$(4,256)
Total consideration	$3,468		$47,717
Net book value of assets sold	(21,188)		(31,776)
Transaction costs associated with sale	(1,305)		(3,036)
(Loss) gain on sale of discontinued operations before income taxes	(19,025)		12,905
Income tax expense	-		(5,102)
Total (loss) income on discontinued operations	$(22,447)		$3,547

Prior to the completion of the sale of the Geoconstruction business segment, we owned 65% and 50% of Case-Bencor Joint Venture (Washington) and Case-Bencor Joint Venture (Iowa), respectively, which were both included as part of the Geoconstruction business segment as investments in affiliates and were discontinued as a result of the sale. Summarized financial information of the entities, which were accounted for as equity method investments, through the date of the sale was as follows:

Year Ended January 31,
(in thousands)	2016
Revenues	$10,720
Gross profit	2,466
Net income	2,466

Cash flow data relating to discontinued operations are presented below:

	Year Ended January 31,
(in thousands)	2018	2017	2016
Cash flow data:
Depreciation and amortization	$287	$1,609	$5,833
Capital expenditures	226	1,699	1,536
Bad debt expense (recovery)	1,551	1,165	(124)

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

During the first quarter of the fiscal year ended January 31, 2018, we completed the sale of substantially all of the assets of our Heavy Civil business. The operating results related to the Heavy Civil business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 16 to Consolidated Financial Statements for further discussion.

In the first quarter of the fiscal year ended January 31, 2017, changes were made to simplify our business and streamline our operating and reporting structure. Our Collector Wells group was shifted from our former Heavy Civil business to Water Resources to better align their operational expertise. We also shifted certain other smaller operations out of our “Other” segment and into our remaining reporting segments and no longer report an “Other” segment. Information for prior periods has been recast to conform to our new presentation.

During the third quarter of the fiscal year ended January 31, 2016, as a result of our strategic review of all aspects of our operations, we realigned our operating structure to combine the Energy Services segment with Water Resources segment. We determined that given the similar nature of the equipment and services for Energy Services and Water Resources, we could more effectively manage our cost structure and serve our customer base in a combined segment. Historical segment numbers have been recast to conform to this new operating structure.

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

Our segments are defined as follows:

Water Resources

Water Resources provides its customers with an array of water management solutions, including discovery and defining of water sources through hydrologic studies, water supply development through water well drilling and intake construction. Through our new Water Midstream business we provide water delivery through pipeline and pumping infrastructure with the ability to deliver non-potable water at multiple points along the pipeline route. Water Resources also brings technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and nuisance contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate and volatile organic compounds. Water Resources drills deep injection wells for industrial and municipal clients that need to dispose of wastewater associated with their processes. Water Resources also performs complete diagnostic and rehabilitation services for existing wells, pumps and related equipment, including conducting downhole closed circuit televideo inspections to investigate and resolve water well and pump performance problems. In addition, Water Resources constructs radial collector wells through its Ranney® Collector Wells technology, which is an alternative to conventional vertical wells and can be utilized to develop moderate to very high capacities of groundwater. Water Resources provides water systems and services in most regions of the U.S.

Inliner

Inliner provides a wide range of process, sanitary and storm water rehabilitation techniques and services to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner ® cured-in-place pipe (“CIPP”) which allows it to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Inliner has the ability to supply both traditional felt-based CIPP lining tubes cured with water or steam as well as a fiberglass-based lining tubes cured with ultraviolet light. Inliner owns the North American rights to the Inliner CIPP technology, owns and operates the liner manufacturer and also provides installation of Inliner CIPP product. While Inliner focuses on our proprietary Inliner CIPP, it provides full system renewal, including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

Mineral Services

Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Global mining companies engage companies such as Mineral Services to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization expertise. Mine water management consists of vertical, large diameter wells for sourcing and dewatering; and horizontal drains for slope de-pressurization. The primary markets are in the western U.S., Mexico and Brazil. As discussed in Note 18 to the Consolidated Financial Statements, during the fiscal year ended January 31, 2016, we implemented a plan to exit our operations in Africa and Australia. Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form our primary presence in Chile and Peru. See Note 5 to Consolidated Financial Statements for discussion of Mineral Services’ equity method investments.

Financial information for our segments is presented below. Unallocated corporate expenses primarily consist of interest expense, tax expense and the expenses of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include expenses related to accounting, financial reporting, internal audit, treasury, legal, tax compliance, executive management and board of directors. Corporate assets consist of assets not directly associated with a segment and consist primarily of cash and deferred income taxes.

Our measure of Total Adjusted EBITDA, which may not be comparable to other companies’ measure of Total Adjusted EBITDA, represents net loss before discontinued operations, taxes, interest, depreciation and amortization, gain or loss on sale of fixed assets, non-cash equity-based compensation, equity in earnings or losses from affiliates, certain non-recurring items such as restructuring costs and certain other gains or losses, plus dividends received from affiliates. Our chief operating decision maker evaluates segment performance based on the segment’s revenues and Adjusted EBITDA, among other factors. In addition, we use Total Adjusted EBITDA as a factor in incentive compensation decisions and our credit facility agreement uses measures similar to Total Adjusted EBITDA to measure compliance with certain covenants.

	Years Ended January 31,
(in thousands)	2018	2017	2016
Water Resources	$172,406	$204,577	$239,897
Inliner	205,873	196,845	193,704
Mineral Services	97,238	63,777	86,390
Other items/eliminations	—	(416)	(1,886)
Total revenues	$475,517	$464,783	$518,105

	Years Ended January 31,
(in thousands)	2018	2017	2016
Total Adjusted EBITDA
Water Resources	$5,284	$(2,410)	$23,870
Inliner	32,688	32,036	27,949
Mineral Services	17,358	8,635	1,878
Unallocated corporate expenses	(20,319)	(23,830)	(29,319)
Total Adjusted EBITDA	$35,011	$14,431	$24,378

	Years Ended January 31,
(in thousands)	2018	2017	2016
Net loss attributable to Layne Christensen Company	$(27,311)	$(52,236)	$(44,777)
Items not included in Total Adjusted EBITDA
Net income attributable to noncontrolling interests	—	—	(28)
Net loss (income) from discontinued operations	22,447	5,187	(3,547)
Income tax (benefit) expense	(10,375)	1,420	737
Interest expense	17,120	16,883	18,011
Depreciation expense and amortization	26,701	25,302	30,092
Gain on sale of fixed assets	(3,741)	(3,886)	(507)
Non-cash equity-based compensation	3,379	3,394	3,559
Equity in (earnings) loss of affiliates	(3,431)	(2,655)	612
Impairment charges	—	—	4,598
Restructuring costs	4,903	16,924	17,094
Gain on extinguishment of debt	—	—	(4,236)
Other expense (income), net	15	(843)	(1,082)
Dividends received from affiliates	5,304	4,941	3,852
Total Adjusted EBITDA	$35,011	$14,431	$24,378

(1)

Restructuring costs for the fiscal year ended January 31, 2016 include $7.9 million relating to the write-down of the carrying value of inventory in our African and Australian operations, which are reflected as part of cost of revenues in the Consolidated Statement of Operations.

 The following table presents various financial information for each segment.

	Years Ended January 31,
(in thousands)	2018	2017	2016
Revenues by product line
Water systems	$152,757	$181,382	$217,001
Water treatment technologies	11,798	12,558	11,601
Sewer rehabilitation	205,873	196,845	193,704
Environmental and specialty drilling	5,690	8,858	7,056
Exploration drilling	94,258	60,975	79,723
Other	5,141	4,165	9,020
Total revenues by product line	$475,517	$464,783	$518,105

Revenues by geographic location
United States/Canada	$429,588	$433,237	$471,773
Africa/Australia	—	151	12,521
Brazil	10,719	7,989	6,363
Mexico	35,210	23,406	27,448
Total revenues	$475,517	$464,783	$518,105

Depreciation and amortization
Water Resources	$12,316	$12,056	$13,486
Inliner	6,440	5,551	4,455
Mineral Services	7,188	6,343	10,317
Corporate	757	1,352	1,834
Total depreciation and amortization	$26,701	$25,302	$30,092

	As of and Years Ended January 31,
(in thousands)	2018	2017	2016
Assets
Water Resources	$115,145	$98,795	$124,821
Inliner	98,670	93,055	93,768
Mineral Services	120,434	116,148	128,196
Discontinued Operations	—	46,290	56,207
Corporate	35,940	81,863	85,665
Total assets	$370,189	$436,151	$488,657

Property and equipment, net
United States	$111,860	$89,920	$95,213
Africa/Australia	—	124	7,302
Brazil	3,263	3,818	3,269
Mexico	5,331	3,123	3,193
Other foreign	150	—	15
Total property and equipment, net	$120,604	$96,985	$108,992

Capital Expenditures
Water Resources	$31,260	$7,305	$11,812
Inliner	8,432	10,268	9,015
Mineral Services	9,886	3,066	3,309
Discontinued operations	218	1,783	1,802
Corporate	2,428	392	490
Total capital expenditures	$52,224	$22,814	$26,428

(18) Restructuring Costs

During the second quarter of the fiscal year ended January 31, 2017, we initiated a plan to reduce costs and improve profitability in our Water Resources segment (“Water Resources Business Performance Initiative”). The Water Resources Business Performance Initiative involves cost rationalization, increased standardization of functions such as sales, pricing and estimation, disposal of underutilized assets and process improvements to drive efficiencies. We recorded approximately $2.7 million in restructuring costs related to the Water Resources Business Performance Initiative for the fiscal year ended January 31, 2018, which includes costs related to office closures and severance costs. We estimate remaining amounts to be incurred for the Water Resources Business Performance Initiative of approximately $1.6 million.

During the fiscal year ended January 31, 2018, we continued the implementation of our FY2016 Restructuring Plan, which involves the exit of our operations in Africa and Australia and other actions to support our strategic focus in simplifying the business and build upon our capabilities in water (“FY2016 Restructuring Plan”). For the fiscal year ended January 31, 2018, we recognized approximately $2.2 million of restructuring expenses for the FY2016 Restructuring Plan, primarily related to wind down costs for the closure of our Australian and African entities. For the fiscal year ended January 31, 2018, the FY2016 Restructuring Plan related to the segments as follows: $1.1 million in Mineral Services, $1.0 million in Corporate and $0.1 million in Inliner. The FY2016 Restructuring Plan was substantially completed as of January 31, 2018. We estimate remaining amounts to be incurred for the FY2016 Restructuring Plan of approximately $0.1 million.

We previously implemented a restructuring plan during the second quarter of the fiscal year ended January 31, 2015 (“FY2015 Restructuring Plan”). The FY2015 Restructuring Plan involved, among other things, reductions in the global workforce, asset relocation or disposal and process improvements. The FY2015 Restructuring Plan was designed to achieve short and long-term cost reductions and was completed during the first quarter of the fiscal year ended January 31, 2016.

The following table summarizes the carrying amount of the accrual for the restructuring plans discussed above:

	Severance
	and other
	personnel-	Write-down
	related	of	Asset
(in thousands)	costs	inventory	write-down	Other	Total

Balance at January 31, 2015	$497	$—	$—	$482	$979

Restructuring Costs
FY2016 Restructuring Plan	$3,657	$—	$3,870	$113	$7,640
FY2015 Restructuring Plan	(30)	—	—	1,579	1,549
Total Restructuring Costs	$3,627	$—	$3,870	$1,692	$9,189
Write-down of inventory	—	7,905	—	—	7,905
Cash expenditures	(3,057)	—	—	(496)	(3,553)
Non-cash expense	—	(7,905)	(3,870)	(1,245)	(13,020)
Adjustment to liability	87	—	—	(377)	(290)
Balance at January 31, 2016	$1,154	$—	$—	$56	$1,210

Restructuring Costs
Water Resources Business Performance Initiative	$459	$—	$—	$2,745	$3,204
FY2016 Restructuring Plan	400	—	12,878	442	13,720
Total Restructuring Costs	$859	$—	$12,878	$3,187	$16,924
Cash expenditures	(1,354)	—	—	(3,105)	(4,459)
Non-cash expense(1)	—	—	(12,878)	—	(12,878)
Adjustment to liability	10	—	—	32	42
Balance at January 31, 2017	$669	$—	$—	$170	$839

Restructuring Costs
Water Resources Business Performance Initiative	$1,012	$—	$—	$1,698	$2,710
FY2016 Restructuring Plan	201	—	—	1,992	2,193
Total Restructuring Costs	$1,213	$—	$—	$3,690	$4,903
Cash expenditures	(1,241)	—	—	(2,790)	(4,031)
Non-cash expense	—	—	—	—	—
Adjustment to liability	—	—	—	—	—
Balance at January 31, 2018	$641	$—	$—	$1,070	$1,711

(1)

For the fiscal year ended January 31, 2017, we recognized an impairment of assets held for sale in Australia and Africa. In calculating the impairment, the carrying amount of the assets included the cumulative currency translation adjustment of $12.4 million associated with the closure of our Australian and African entities.

(19) Quarterly Results (Unaudited)

Unaudited quarterly results were as follows:

	Years Ended January 31, 2018 (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$111,507	$126,160	$127,423	$110,427
Cost of revenues (exclusive of depreciation and amortization shown below)(2)	(86,283)	(98,869)	(100,140)	(89,469)
Depreciation and amortization	(6,484)	(6,373)	(6,821)	(7,023)
Net (loss) income from continuing operations	(3,418)	(2,135)	(2,004)	2,693
Net (loss) income	(22,900)	(4,906)	(2,080)	2,575
(Loss) Income per share from continuing operations - basic(3)	(0.17)	(0.11)	(0.10)	0.14
(Loss) Income per share from continuing operations - diluted(3)	(0.17)	(0.11)	(0.10)	0.13
(Loss) Income per share - basic(3)	(1.15)	(0.25)	(0.11)	0.13
(Loss) Income per share - diluted(3)	(1.15)	(0.25)	(0.11)	0.12
(1)	All periods have been retrospectively presented to reflect the sale of our Heavy Civil business as discontinued operations.
(2)

As discussed in Note 1 to the Consolidated Financial Statements, we utilize multiple methods of revenue recognition based on the nature of work performed. As a result, it is not practical to allocate a portion of depreciation and amortization to cost of revenues for the presentation of gross profit.

(3)

Loss per share was computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

	Years Ended January 31, 2017 (1)
(in thousands, except per share data)	First	Second	Third	Fourth
Revenues	$120,646	$123,635	$120,574	$99,928
Cost of revenues (exclusive of depreciation and amortization shown below)(2)	(97,062)	(100,474)	(97,124)	(87,441)
Depreciation and amortization	(5,958)	(6,527)	(6,517)	(6,300)
Net loss from continuing operations	(8,021)	(5,413)	(4,463)	(29,152)
Net loss	(8,803)	(5,310)	(5,043)	(33,080)
Loss per share from continuing operations - basic and diluted(3)	(0.41)	(0.27)	(0.23)	(1.47)
Loss per share - basic and diluted(3)	(0.45)	(0.26)	(0.26)	(1.67)
(1)	All periods have been retrospectively presented to reflect the sale of our Heavy Civil business as discontinued operations.
(2)

As discussed in Note 1 to the Consolidated Financial Statements, we utilize multiple methods of revenue recognition based on the nature of work performed. As a result, it is not practical to allocate a portion of depreciation and amortization to cost of revenues for the presentation of gross profit.

(3)

Loss per share was computed independently for each of the quarters presented. The sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding.

(20) Subsequent Event

On February 13, 2018, we entered into a definitive agreement whereby Granite Construction Incorporated will acquire all of the outstanding shares of Layne in a stock-for-stock transaction with each share of Layne common stock exchanged for 0.27 shares of Granite common stock. The transaction is subject to the approval by Layne’s shareholders and other customary closing conditions.

Schedule II: Valuation and Qualifying Accounts

		Additions
(in thousands)	Balance at Beginning of Period	Charges to Costs and Expenses	Charges to Other Accounts	Deductions	Balance at End of Period
Allowance for customer receivables:
Fiscal year ended January 31, 2016	$3,167	$1,392	$—	$(1,314)	$3,245
Fiscal year ended January 31, 2017	3,245	188	—	(235)	3,198
Fiscal year ended January 31, 2018	3,198	953	304	(2,371)	2,084

Valuation allowance for deferred tax asset:
Fiscal year ended January 31, 2016	$114,990	$26,923	$(1,580)	$(209)	$140,124
Fiscal year ended January 31, 2017	140,124	20,792	(57)	(3,195)	157,664
Fiscal year ended January 31, 2018	157,664	735	(502)	(27,284)	130,613

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures for the period ended January 31, 2018, conducted under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Based on the evaluation under the COSO Framework, management concluded that our internal control over financial reporting is effective as of January 31, 2018. Our independent registered public accounting firm has audited the Consolidated Financial Statements included in this Annual Report on Form 10-K and, as part of their audit, has issued their report on the effectiveness of our internal control over financial reporting as of January 31, 2018. The report is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended January 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Due to Layne’s entry into the Merger Agreement, Layne’s current expectation is that its 2018 Annual Meeting of Stockholders (“2018 Annual Meeting”), previously expected to have been held in early June 2018, will be called at a later date or cancelled. Layne will provide further information regarding the 2018 Annual Meeting in due course.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Layne Christensen Company

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Layne Christensen Company and subsidiaries (the “Company”) as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2018 of the Company and our report dated April 10, 2018 expressed an unqualified opinion on those financial statements and financial statement schedule.

Basis of Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/DELOITTE & TOUCHE LLP

Houston, Texas

April 10, 2018

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Proxy Statement to be used in connection with the 2018 Annual Meeting of Stockholders , will contain, (i) under the caption “Election of Directors,” certain information relating to our directors and Audit Committee financial experts required by Item 10 of Form 10-K and such information is incorporated herein by this reference (except that the information set forth under the subcaption “Compensation of Directors” is expressly excluded from such incorporation), (ii) under the caption “Transactions with Management/Related Party Transactions,” certain information relating to our Code of Ethics required by Item 10 of Form 10-K and such information is incorporated herein by this reference and (iii) under the caption “Section 16(a) Beneficial Ownership Reporting Compliance,” certain information required by Item 10 of Form 10-K and such information is incorporated herein by this reference.

Our executive officers are appointed by the Board of Directors for such terms as shall be determined from time to time by the Board and serve until their respective successors are selected and qualified or until their respective earlier death, retirement, resignation or removal. The Board of Directors may delegate its authority to appoint executive officers to the President or Chief Executive Officer.

Set forth below are the name, age and position of each executive officer of Layne.

Name	Age	Position
Michael J. Caliel	58	President, Chief Executive Officer and Director
J. Michael Anderson	55	Senior Vice President and Chief Financial Officer
Steven F. Crooke	61	Senior Vice President, Chief Administrative Officer and General Counsel
Kevin P. Maher	58	Senior Vice President - Water Resources and Mineral Services
Larry D. Purlee	70	Division President - Inliner

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

Our Proxy Statement to be used in connection with the 2018 Annual Meeting of Stockholders, will contain, under the caption “Executive Compensation and Other Information,” the information required by Item 11 of Form 10-K and such information is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Our Proxy Statement to be used in connection with the 2018 Annual Meeting of Stockholders, will contain, under the captions “Ownership of Layne Christensen Common Stock” and “Equity Compensation Plan Information” the information required by Item 12 of Form 10-K and such information is incorporated herein by this reference.

Item 13.	Certain Relationships, Related Transactions and Director Independence

Our Proxy Statement to be used in connection with the 2018 Annual Meeting of Stockholders, will contain, under the captions “Other Corporate Governance Matters,” and “Transactions with Management/Related Party Transactions” the information required by Item 13 of Form 10-K and such information is incorporated herein by this reference.

Item 14.	Principal Accountant Fees and Services

Our Proxy Statement to be used in connection with the 2018 Annual Meeting of Stockholders, will contain, under the caption “Principal Accounting Fees and Services,” the information required by Item 14 of Form 10-K and such information is incorporated herein by this reference.

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

**2.1

Asset Purchase Agreement, dated February 8, 2017, by and among Layne Christensen Company and certain subsidiaries, as Sellers, Reycon Partners, LLC, as Buyer, and the guarantors of Buyer named therein (filed as Exhibit 2.1 to Layne's Form 10-K for the fiscal year ended January 31, 2017, filed on April 10, 2017, and incorporated herein by this reference).

2.2

Amendment No. 1 to Asset Purchase Agreement, dated March 20, , 2017, by and among Layne Christensen Company and certain subsidiaries, as Sellers, Reycon Partners, LLC, as Buyer, and the guarantors of Buyer named therein ((filed as Exhibit 2.2 to Layne's Form 8-K, filed on May 4, 2017, and incorporated herein by this reference).

**2.3

Amendment No. 2 to Asset Purchase Agreement, dated April 28, 2017, by and among Layne Christensen Company and certain subsidiaries, as Sellers, Reycon Partners, LLC, as Buyer, and the guarantors of Buyer named therein (filed as Exhibit 2.3 to Layne's Form 8-K, filed on May 4, 2017, and incorporated herein by this reference).

**2.4

Agreement and Plan of Merger, dated February 13, 2018, by and among Layne Christensen Company, Granite Construction Incorporated and Lowercase Merger Sub Incorporated (filed as Exhibit 2.1 to Layne's Form 8-K, filed on February 14, 2018, and incorporated herein by this reference).

3.1

Amended and Restated Certificate of Incorporation of Layne (filed as Exhibit 3.1 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 13, 2015, and incorporated herein by this reference).

3.2	Amended and Restated Bylaws of Layne (effective as of April 15, 2014) (filed as Exhibit 3.1 to Layne’s Form 8-K filed April 16, 2014, and incorporated herein by this reference).

4.1	Specimen Common Stock Certificate (filed with Amendment No. 3 to Layne’s Registration Statement on Form S-1 (File No. 33-48432) as Exhibit 4(1) and incorporated herein by reference) (P).

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

4.11

Second Amendment to Amended and Restated Credit Agreement dated March 30, 2018, among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent.

4.12	Agreement dated as of March 19, 2018, among Layne Christensen Company and the purchasers listed therein relating to the issuance of Layne's 11.0% Senior Unsecured Notes due October 16, 2019.

4.13	Notice of Substitution dated March 28, 2018 with respect to the purchasers of Layne's 11.0% Senior Unsecured Notes due October 16, 2019.

*10.1

Form of Non-Qualified Stock Option Agreement between Layne and Management of Layne effective as of April 20, 1999 (filed with Layne’s Form 10-Q for the quarter ended April 30, 1999 (File No. 0-20578) as Exhibit 10(3) and incorporated herein by reference).

*10.2

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

*10.4

Form of Nonqualified Stock Option Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(20) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009).

*10.5

Form of Nonqualified Stock Option Agreement between Layne and non-employee directors of Layne for use with the 2006 Equity Incentive Plan, as amended effective January 26, 2009 (incorporated by reference to Exhibit 10(21) to Layne’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, filed on March 31, 2009).

*10.6

Severance Agreement, dated March 13, 2008, by and between Steven F. Crooke and Layne Christensen Company (incorporated by reference to Exhibit 10.3 to Layne’s Current Report on Form 8-K filed March 19, 2008).

*10.7

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

*10.9	Layne Christensen Company Executive Short-Term Incentive Plan (amended and restated as of February 1, 2017).

*10.10

Form of Restricted Stock Unit Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (filed as Exhibit 10.2 to Layne’s Current Report on Form 8-K filed April 4, 2013, and incorporated herein by reference).

*10.11

Form of Performance Shares Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended April 30, 2013, and incorporated herein by reference).

10.12

General Agreement of Indemnity, dated September 2, 2014, by and between Layne Christensen Company, as Indemnitor, and Travelers Casualty and Surety Company of America, as the Company (filed as Exhibit 10.2 to Layne's Form 10-Q for the Fiscal Quarter ended July 31, 2014, filed on September 9, 2014, and incorporated herein by reference).

*10.13

Offer Letter, dated December 8, 2014, between the Company and Michael J. Caliel (filed as Exhibit 10.26 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 14, 2015, and incorporated herein by this reference).

*10.14

Severance Agreement, dated December 8, 2014, between the Company and Michael J. Caliel (filed as Exhibit 10.27 to Layne's Form 10-K for the fiscal year ended January 31, 2015, filed on April 14, 2015, and incorporated herein by this reference).

*10.15

Offer Letter, dated July 6, 2015, between Layne Christensen Company and J. Michael Anderson (filed as Exhibit 10.1 to Layne's Form 10-Q for the quarter ended July 31, 2015, filed on September 9, 2015, and incorporated herein by reference).

*10.16

Severance Agreement, dated July 6, 2015, between Layne Christensen Company and J. Michael Anderson (filed as Exhibit 10.2 to Layne's Form 10-Q for the quarter ended July 31, 2015, filed on September 9, 2015, and incorporated herein by reference).

10.17

General Agreement of Indemnity dated February 4, 2015, by and between Layne Christensen Company, as Indemnitor, and Liberty Mutual Group, as Company (filed as Exhibit 10.1 to Layne's Form 10-Q for the quarter ended April 30, 2015, filed on June 9, 2015, and incorporated herein by reference).

*10.18

Form of Indemnification Agreement between Layne and its directors and officers (filed as Exhibit 10.1 to Layne's Form 10-Q for the quarter ended July 31, 2016, filed on September 6, 2016, and incorporated herein by reference).

*10.19	Retention Bonus Agreement dated February 5, 2018 by and between Layne Christensen Company and Kevin Maher.

*10.20	Retention Bonus Agreement dated January 31, 2018 by and between Layne Christensen Company and Larry Purlee.

*10.21	Layne Christensen Company 2006 Equity Incentive Plan, as amended and restated (filed as Exhibit 10.1 to Layne's Form 8-K filed June 2, 2017, and incorporated herein by this reference).

*10.22	Severance Agreement, dated March 29, 2016, by and between Layne Christensen Company and Kevin Maher.

*10.23

2017 Form of Restricted Stock Unit Agreement for Employees for use with the 2006 Equity Incentive Plan (filed as Exhibit 10.1 to Layne’s Quarterly Report on Form 10-Q filed September 11, 2107, and incorporated herein by reference).

*10.24	2017 Form of Performance Shares Agreement between Layne and management of Layne for use with the 2006 Equity Incentive Plan.

*10.25	Layne Christensen Company Long-Term Incentive Plan (amended and restated as of February 1, 2017).

21.1	List of Subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Section 302 Certification of Chief Executive Officer of the Company.

31.2	Section 302 Certification of Chief Financial Officer of the Company.

32.1	Section 906 Certification of Chief Executive Officer of the Company.

32.2	Section 906 Certification of Chief Financial Officer of the Company.

95	Mine Safety Disclosures.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contracts or compensatory plans or arrangements required to be identified by Item 14(a)(3).

**

The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Layne Christensen Company undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the Securities and Exchange Commission.

(b)	Exhibits The exhibits filed with this report on Form 10-K are identified above under Item 15(a)(3).

Item 16.	Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Layne Christensen Company

By	/s/ Michael J. Caliel
Michael J. Caliel
President and Chief Executive Officer
Dated April 10, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature and Title	Date

/s/Michael J. Caliel	April 10, 2018
Michael J. Caliel President, Chief Executive Officer and Director (Principal Executive Officer)

/s/J. Michael Anderson	April 10, 2018
J. Michael Anderson Senior Vice President, Chief Financial Officer (Principal Financial Officer)

/s/Lisa Curtis	April 10, 2018
Lisa Curtis Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/David A. B. Brown	April 10, 2018
David A. B. Brown Director

/s/J. Samuel Butler	April 10, 2018
J. Samuel Butler Director

/s/Robert R. Gilmore	April 10, 2018
Robert R. Gilmore Director

/s/John T. Nesser III	April 10, 2018
John T. Nesser III Director

/s/Nelson Obus	April 10, 2018
Nelson Obus Director

/s/Alan P. Krusi
Alan P. Krusi Director	April 10, 2018