Form 10-K/A
period 2018-01-31
LAYNE CHRISTENSEN CO
filed 2018-04-20
CIK 888504

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§29.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the 18,000,115 shares of Common Stock of the registrant held by non-affiliates of the registrant on July 31, 2017, the last business day of the registrant’s second fiscal quarter, computed by reference to the closing sale price of such stock on the NASDAQ Global Select Market on that date was $190,621,218.

At March 31, 2018, there were 19,917,043 shares of the Registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

137879344.18

(i)

137879344.18

EXPLANATORY NOTE

Layne Christensen Company (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the fiscal year ended January 31, 2018, originally filed with the Securities and Exchange Commission (the “SEC”) on April 10, 2018 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year ended January 31, 2018. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12, 13, and 14 of Form 10-K, a signature page and certifications required to be filed as exhibits.

On February 13, 2018, we entered into an agreement and plan of merger (the "Merger Agreement") with Granite Construction Incorporated ("Granite Construction"), providing for the merger of a wholly-owned subsidiary of Granite Construction with and into Layne, with Layne surviving as a wholly-owned subsidiary of Granite Construction (the "Merger"). The Merger is expected to close in the second quarter of 2018, subject to approval by Layne's shareholders and other customary closing conditions. For further information, see the Company's Current Report on Form 8-K filed on February 14, 2018.

Given the expected timing for the closing of the proposed Merger, we are filing this Amendment No. 1 to include Part III information because we do not intend to file a definitive proxy statement within the required time period. Except as otherwise specifically defined herein, all defined terms used in the Original Filing shall have the same meanings in this Amendment No. 1.

The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Filing, is hereby amended and restated in its entirety.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures.

The section of this Amendment No. 1 entitled “Report of the Compensation Committee” is not deemed to be “soliciting material” or to be “filed” with the SEC under or pursuant to Section 18 of the Exchange Act or subject to Regulation 14A thereunder, and shall not be incorporated by reference or deemed to be incorporated by reference into any filing by the Company under either the Securities Act of 1933, as amended, or the Exchange Act, unless otherwise specifically provided for in such filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

Our Board of Directors consists of seven directors. The names, ages and backgrounds, including the business experience, principal occupations and employment, of all directors of the Company are set forth below. Directors are elected to serve for a one-year term or until they resign or are removed, or until their successors are elected.

Name	Age	Position with the Company	Director Since
David A.B. Brown	74	Chairman of the Board	2003
Michael J. Caliel	58	Director and Chief Executive Officer	2015
J. Samuel Butler	72	Director	2003
Nelson Obus	71	Director	2004
Robert R. Gilmore	66	Director	2009
John T. Nesser III	69	Director	2013
Alan P. Krusi	63	Director	2016

Mr. Brown served as the Company’s Interim President and CEO from June of 2014 through January 2, 2015. Mr. Brown served as chairman of the board of directors of Pride International, Inc. from 2005 until Pride’s acquisition by Ensco Plc in 2011, at which time he became a member of the board of directors of Ensco PLC. Mr. Brown retired from the board of directors of Ensco PLC in May of 2014. He is on the board of directors of EMCOR Group, Inc., Global Power Equipment Group Inc. and Industrea Acquisition Corp-A, and from 1984 to 2005, Mr. Brown was president of The Windsor Group, a consulting firm that focused on strategic related issues facing oilfield services and engineering companies. He is a chartered accountant and CPA and has over 45 years of energy-related experience.  Mr. Brown’s pertinent experience, qualifications, attributes and skills include: financial literacy and extensive managerial experience attained from serving as the president and chief executive officer of the Company, the president of The Windsor Group, and the chairman of Pride International, Inc., the knowledge and experience he has attained from service on other public company boards, and the knowledge and experience he has attained from his service on the Company’s Board of Directors since 2003, and in his capacity as the Company’s Chairman since 2005.

Mr. Caliel was appointed President and Chief Executive Officer of the Company on January 2, 2015. Mr. Caliel has more than 35 years of global management and operating experience. From 2011 to 2014, Mr. Caliel served as president and chief executive officer of the Invensys Software and Industrial Automation Division of Invensys plc (“Invensys Software”), a LSE-listed global software, systems and technology company that served both manufacturing and infrastructure industries. From 2006 to 2011, Mr. Caliel served as president, CEO, and executive director of Integrated Electrical Services, Inc., a Nasdaq-listed national provider of electrical and communications solutions for the commercial, industrial, and residential markets.  Mr. Caliel’s pertinent experience, qualifications, attributes and skills include: extensive managerial and operational experience attained from serving as the president and CEO of Invensys Software, and as the president, CEO, and executive director of Integrated Electrical Services, Inc.

Mr. Butler has been president of Trinity Petroleum Management, LLC, an oil and gas management outsourcing company, since 1996. Mr. Butler has also served as chairman of the board, chief executive officer and president of ST Oil Company, an independent oil and gas exploration and production company, since 1996. Mr. Butler was appointed to the Colorado School of Mines Board of Governors in 2009, and in 2007, Mr. Butler became the chairman of Genesis Gas & Oil Partners LLC, a private oil and gas partnership focused on the acquisition and exploitation of coalbed methane and other unconventional oil and gas reserves.  Mr. Butler’s pertinent experience, qualifications, attributes and skills include: financial literacy and extensive managerial experience attained from serving as the president, chairman and chief executive officer of two companies in the oil and gas industry, Trinity Petroleum Management, LLC and ST Oil Company, the knowledge and experience he has attained from service on other company boards, and the knowledge and experience he has attained from his service on the Company’s Board of Directors since 2003.

137879344.18

Mr. Obus has served as president of Wynnefield Capital, Inc. since November 1992 and as the managing member of Wynnefield Capital Management, LLC since January 1997. Wynnefield Capital Management manages two partnerships and Wynnefield Capital, Inc. manages one partnership, all three of which invest in small-cap value U.S. public equities. Mr. Obus served as a member of the board of directors of Gilman Ciocia, Inc., a company that provides income tax return preparation, accounting and financial planning services from September 2007 to January 2012, and was also a member of the board of directors of Breeze-Eastern Corporation, a company that designs, develops, manufactures, sells and services sophisticated mission equipment for helicopters, from January 2012 to December 2015. Mr. Obus is also a member of the board of directors of Global Power Equipment Group Inc., a company that provides custom-engineered auxiliary equipment and maintenance support services for the global power generation industry.  Mr. Obus’ pertinent experience, qualifications, attributes and skills include: financial literacy and expertise, capital markets expertise and managerial experience gained through his leadership roles and ownership interests in related investment management companies, Wynnefield Capital Management, LLC and Wynnefield Capital, Inc., the knowledge and experience he has attained from service on other public company boards, and the knowledge and experience he has attained from his service on the Company’s Board of Directors since 2004.

Mr. Gilmore is an independent CPA (retired). From 1997 to May 2006 and from March 2008 to present, Mr. Gilmore has served as an independent financial consultant to a number of companies. From May 2006 to February 2008, he was chief financial officer of NextAction Corporation, a private company engaged in multi-channel direct marketing using technology-based proprietary lead generation methods for the retail industry. Since April 2003, Mr. Gilmore has been a director of Eldorado Gold Corporation, serving as non-executive chairman of the board from December 2009 to December 2017. Since June 2010, Mr. Gilmore has been a director of Fortuna Silver Mines, Inc. Mr. Gilmore also served as a director of Global Med Technologies, Inc. from March 31, 2006, until March 2010. From July 2007 to March 2009, Mr. Gilmore was also a director of Frontera Copper Corporation. Mr. Gilmore was also a director of Ram Power Corporation from October 2009 until April 2010. Mr. Gilmore’s pertinent experience, qualifications, attributes and skills include: public accounting and financial reporting expertise (including extensive experience as a certified public accountant), managerial experience attained from serving as the chief financial officer of NextAction Corporation, the knowledge and experience he has attained from service on other public company boards, and the knowledge and experience he has attained from his service on the Company’s Board of Directors since 2009.

Mr. Nesser brings over 45 years of executive, corporate, and legal experience to the Company, including a proven record of success in the international oil & gas, engineering & construction, and maritime industries. Since July 2013, Mr. Nesser has served as the co-founder, co-chief executive officer and manager of All Coast, LLC, the owner and operator of a large fleet of liftboards for the offshore oil and gas market in the Gulf of Mexico. Beginning in 1998 through his retirement in July 2011, Mr. Nesser held positions of increasing responsibility at McDermott International, a NYSE-listed international engineering and construction company, including chief operating officer responsible for all worldwide operations, chief administrative and legal officer and general counsel. Prior to joining McDermott, Mr. Nesser served as managing partner of Nesser, King and LeBlanc, a law firm that he co-founded in 1985. Mr. Nesser also serves on the board of directors of Thermon Group Holdings, Inc. Mr. Nesser served on the board of directors of Seahawk Drilling Incorporated from August 2009 to October 2011. In February 2011, Seahawk Drilling Incorporated announced that substantially all of its assets would be sold to Hercules Offshore, Inc., such sale being implemented through a Chapter 11 bankruptcy filing, citing heavy losses due to the slow issuance of shallow water drilling permits following the April 2010 oil spill in the Gulf of Mexico and other factors.  Mr. Nesser’s pertinent experience, qualifications, attributes and skills include: financial literacy and extensive managerial experience attained from serving as the chief operating officer of McDermott International, legal experience attained from serving as the general counsel of McDermott International and practicing law at a private law firm that he co-founded, the knowledge and experience he has attained from service on other public company boards, and the knowledge and experience he has attained from his service on the Company’s Board of Directors since 2013.

137879344.18

Mr. Krusi has served as a Director of the Company since January 2016. Mr. Krusi served as President, Strategic Development of AECOM Technology Corporation, a NYSE-listed company, from 2008 through 2015, where he led the firm’s M&A activities among other responsibilities. From 2003 until 2008 Mr. Krusi served as CEO and President of Earth Tech, Inc., a global engineering and construction firm which specialized in the design, construction, financing and operations of water treatment facilities. Prior to that, and over a period of twenty-six years, Mr. Krusi held a number of technical and management positions within the engineering and construction industries. Mr. Krusi currently serves on the board of directors of Comfort Systems USA, Inc., Alacer Gold Corp. and Lithko Contracting, LLC. Mr. Krusi is a Registered Geologist, Certified Engineering Geologist, and Licensed General Contractor in the State of California. Mr. Krusi’s pertinent experience, qualifications, attributes and skills include: financial literacy and extensive managerial experience attained from serving as the president and CEO of various companies in the engineering and construction services industry, the knowledge and experience he has attained from service on other company boards, and the knowledge and experience he has attained from his service on the Company’s Board of Directors since 2016.

There is no arrangement or understanding between any director and any other person pursuant to which such director was selected as a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s directors and executive officers, and certain persons who own more than 10% of the Company’s outstanding Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership in Layne Christensen Common Stock and other equity securities. SEC regulations require directors, executive officers and certain greater than 10% stockholders to furnish Layne Christensen with copies of all Section 16(a) reports they file.

To the Company’s knowledge, based solely on review of the copies of such reports furnished to Layne Christensen and written representations that no other reports were required, during the fiscal year ended January 31, 2018, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% stockholders were met with the exception of one late Form 4 filing on April 13, 2018 by each of Messrs. Caliel (3 transactions), Anderson (2 transactions), Crooke (5 transactions), Purlee (8 transactions) and Maher (5 transactions).

Code of Business Conduct and Ethics

The Company has a Code of Business Conduct and Ethics that applies to all directors and employees of the Company, including the chief executive officer, chief financial officer and the chief accounting officer. The Code of Business Conduct and Ethics is available free of charge on the Company’s website under the heading “Governance” on the Investor Relations page (http://investor.laynechristensen.com/governance.cfm).  We intend to post on our Internet website any amendments to, or waivers from, our Code of Business Conduct and Ethics that apply to our chief executive officer, chief financial officer or controller within five business days of the date of the amendment or waiver. The information contained on our Internet website is not part of, or incorporated by reference into, this document.

Audit Committee.

The Company has a standing Audit Committee established in accordance with Section 3(a) of the Securities Exchange Act. The current members of the Audit Committee are Robert R. Gilmore (Chairperson), J. Samuel Butler, Nelson Obus, John T. Nesser III and Alan P. Krusi. The Board of Directors has determined that all members of the committee are qualified as audit committee financial experts within the meaning of SEC regulations and that such members are financially literate and have experience in finance or accounting resulting in their financial sophistication within the meaning of the NASDAQ listing standards.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

The following is a discussion and analysis of the compensation arrangements of our named executive officers (our “NEOs” or “Executives”) for fiscal 2018. We recommend that it be read together with the compensation tables and related disclosures below.

137879344.18

EXECUTIVE SUMMARY

Executive Compensation Objectives

Our compensation program for our Executives is designed to:

•	attract and retain top-quality executives;
•	tie annual and long-term equity incentives to achievement of measurable corporate, strategic, business unit, safety and individual performance objectives; and
•	align the Executives’ incentives with stockholder value creation.

Pay for Performance Philosophy

Our executive compensation program seeks to achieve these objectives and to implement our commitment to a strong pay-for-performance philosophy by emphasizing performance-based incentive compensation under our Executive Short-Term Incentive Plan (the “STI Plan”) and our Long-Term Incentive Plan (the “LTI Plan”).

CEO and Other NEOs Target Compensation Mix

	Base Compensation	Short-Term Compensation	Long-Term Compensation
CEO	25%	25%	50%
Other NEO Average	35%	23%	51%

The above table assumes a pay-out under the STI Plan at the target amount and excludes the inducement grants for Mr. Caliel and Mr. Anderson that were entered into in connection with their acceptance of employment with the Company.

Compensation Governance

The Board of Directors and Compensation Committee engage in robust oversight of Layne’s executive compensation program. Below is a summary of the key features of our executive compensation program:

We Do:

•Pay for Performance using a compensation structure that includes performance-based annual and LTI awards that are aligned with stockholder interests

•Use a mix of cash and equity incentives tied to short-term financial performance and long-term value creation

•Maintain share ownership guidelines for the Company’s CEO, CFO and General Counsel

•Have a Clawback policy

•Provide limited and modest benefits to Executives on the same terms as all Company employees

•Have an independent compensation consultant that reports directly to the Compensation Committee

We Do Not:

•Offer supplemental executive retirement plan benefits to our Executives

•Provide any material perquisites to executives

•Engage in option backdating or re-pricing

•Permit executive officers and directors to engage in certain types of activity, such as short sales or buying or selling put or call options of any of our securities

•Encourage excessive risk or inappropriate risk taking through our incentive programs

Say on Pay Results

At our 2017 Annual Meeting, approximately 88% of votes cast were "FOR" our Say on Pay proposal. The Board of Directors believes the strong level of support for the Company’s executive compensation program reflects the

137879344.18

Committee’s continued focus on ensuring that the total short-term and long-term incentive compensation for the Company’s executive officers is linked to the Company’s performance as discussed in this Form 10-K/A.

We continue to pay close attention to the views of Layne’s shareholders regarding executive compensation and other matters.

NAMED EXECUTIVE OFFICERS

The following Executives are the “Named Executive Officers” included in the Summary Compensation Table included in this Form 10-K/A:

Name	Title
Michael J. Caliel	President and Chief Executive Officer
J. Michael Anderson	Senior Vice President, Chief Financial Officer and President of Layne Water Midstream
Steven F. Crooke	Senior Vice President, Chief Administrative Officer and General Counsel
Kevin P. Maher	Senior Vice President of Water & Mineral Services
Larry Purlee	President of Inliner

Compensation Components

To assist in achieving the goals outlined above, our compensation program is designed to provide competitive compensation that rewards both short-term results and long-term value creation that reinforce sustained business performance and discourage excessive risk-taking. The program consists of the following four core components:

Base Salary	Short-term Incentive Plan	Long-term Incentive Plan	Benefits and Perquisites

These components are described below, together with the decisions made under each component for fiscal 2018. We also may pay discretionary bonuses if the Committee determines such awards are necessary to appropriately reward performance.

The following sections also contain information on the performance targets for the various compensation components, the extent to which they were achieved, and how the compensation under each component was determined.

Target Compensation

Our compensation plans tie a significant portion of the Executives’ total compensation to our financial and share price performance. The Committee believes that the Company’s target total compensation program should ideally be set at, or near, the 50th percentile of the market. Based on the most recent benchmarking study provided by the Committee’s compensation consultant, the aggregate target total compensation of our Executives is slightly below the 50th percentile of the benchmark data.

Base Salary

The Committee annually reviews base salaries, and recommends adjustments from time to time to realign our salaries with market levels paid by other companies for similar positions after taking into account individual performance, responsibilities, experience, autonomy, strategic perspectives and marketability, as well as the recommendation of the Chief Executive Officer.

For fiscal 2018, the Committee, with input from Mr. Caliel (for Executives other than himself), recommended to the Board of Directors that no changes be made to the base salaries for Messrs. Caliel, Maher or Crooke. The Committee, with input from Mr. Caliel, recommended to the Board of Directors that the base salaries for Messrs. Anderson and Purlee be increased from $400,000 to $425,000, and from $264,000 to $300,000, respectively.  The increase for Mr. Anderson was due to additional operational responsibilities that were assigned to him during the past fiscal year.  The increase for Mr.

137879344.18

Purlee was based on competitive benchmarking data and the long-term historical financial performance of the Inliner division.

The table below lists the Executives’ annual base salaries for fiscal 2018.

Executive	Base Salary
Michael J. Caliel	$660,000
J. Michael Anderson	425,000
Steven F. Crooke	400,000
Kevin P. Maher	300,000
Larry Purlee	300,000

Short-Term Incentive (STI) Plan

The STI Plan is designed to annually reward participants for their individual performance and contributions to the Company’s overall financial and operational performance. Participants may receive cash awards based on the extent to which they meet pre-established annual performance goals approved by the Committee in the first quarter of each fiscal year. In general, performance goals relate to both corporate-level and individual performance, and in the case of division presidents, division-level performance.

Individual bonus targets for each Executive are expressed as a percentage of base salary and reflect the executive’s position and scope of responsibilities. Consistent with our pay-for-performance philosophy, Executives may earn 0-200% of their bonus target for each category of performance goals based on the degree of achievement relative to the pre-established annual performance goals for that category.

The total target annual incentive award opportunities of each participating Executive under the STI Plan for fiscal 2018 are listed below.

STI Award Opportunity (as a % of base salary)

Executive	If Threshold Achieved	If Target Achieved	If Maximum Achieved
Michael J. Caliel	50.0%	100%	200%
J. Michael Anderson	37.5%	75%	150%
Steve F. Crooke	30.0%	60%	120%
Kevin P. Maher	30.0%	60%	120%
Larry Purlee	30.0%	60%	120%
Setting Fiscal 2018 STI Performance Goals

General. In setting the fiscal 2018 goals, the Committee considered information noted in the Company’s business plans and recommendations from Mr. Caliel (for Executives other than himself; see “Role of Executive Officers” below). The goals for fiscal 2018 for our Corporate Executives (Messrs. Caliel, Anderson and Crooke) were a combination of Company Adjusted EBITDA, strategic, safety and individual performance goals. These Executives also had an additional Company financial goal of enhancing the Company’s balance sheet. For the division presidents (Messrs. Maher and Purlee), the fiscal 2018 goals were a combination of Division Adjusted EBITDA, safety and individual performance goals.

Adjusted EBITDA. Adjusted EBITDA was selected as a measure of financial performance because it is a common measure of profitability used by our shareholders. Adjusted EBITDA is generally defined as net income or loss from continuing operations before net interest expense, income taxes, restructuring costs and non-cash items (such as depreciation, amortization and share-based compensation) and excluding equity in earnings and losses from minority investments, but including cash dividends or distributions received from minority investments.

Safety. The safety goals were based on an improvement in the Total Recordable Incident Rate (TRIR), which was selected because it is a commonly used measure of safety performance. TRIR performance is measured on a consolidated basis for Messrs. Caliel, Anderson and Crooke, and for the applicable division(s) for Mr. Maher and Mr. Purlee. The threshold, target and maximum safety goals for our Corporate Executives were established by the Board of Directors as part of long term plan to reduce the TRIR to 1.0 over a three to five-year period. The Executives also had an additional safety goal of strengthening the Company’s or the division's safety culture.

137879344.18

Strategic. The Strategic goals were established for Messrs. Caliel, Anderson and Crooke to maintain and assess the progress on several strategic initiatives important to the Company. The Strategic goals focused on certain financial, growth, cost and operational metrics, and were subject to the Committee’s assessment as to their achievement.

Individual. The individual performance goals were related to the achievement of various goals set forth in the business plan for each participating Executive’s respective corporate function or division.

Performance Summary; Awards for Fiscal 2018

The following tables summarize for the fiscal 2018 results for each of the Executives under the STI Plan:

Performance Measure	Weighting	Threshold	Target	Maximum	FY2018 Results	Payout as a Percent of Target	Weighted Payout
Company (Messrs. Caliel, Anderson, Crooke)
Adjusted EBITDA ($000s)	60%	$18,864	$23,580	$38,907	$35,021	175%	105%
Safety (TRIR)	10%	3.09	2.75	2.40	2.53	168%	17%
Strategic Goals	20%					100%	20%
Individual	10%					100%	10%
Total Formulaic Results							152%
Negative Discretion Applied by Committee							-4%
Total Bonus Payout (as a % of individual bonus target)							148%

The bonus payouts for Messrs. Caliel, Crooke and Anderson were due to performance by the Company significantly above the target amounts for Adjusted EBITDA and safety.  In addition, the Executives achieved the goals of improving the safety culture and strengthening the balance sheet through a reduction in working capital.  Messrs. Caliel, Anderson and Crooke also achieved each of their strategic and individual performance goals.  The Committee recommended, and the Board of Directors approved, a 4% reduction in the amount payable to Messrs. Caliel, Anderson and Crooke due to the underperformance of the Water Resources division.

137879344.18

Performance Measure	Weighting	Threshold	Target	Maximum	FY2018 Results	Payout as a Percent of Target	Weighted Payout
Minerals Division (Mr. Maher)(1)
Adjusted EBITDA ($000s)	60%	$4,155	$8,310	$12,465	$12,054	190%	46%
Safety (TRIR)	20%	1.00	0.65	0.60	0.87	88%	7%
Individual	20%					100%	8%
Total Formulaic Results							61%
Negative Discretion Applied by Committee							-19%
Total Bonus Payout (as a % of individual bonus target)							42%
(1)	For Mr. Maher, the Division Adjusted EBITDA, Safety and Individual weightings were split 60% for the Water Resources division and 40% for the Mineral Services division.

Performance Measure	Weighting	Threshold	Target	Maximum	FY2018 Results	Payout as a Percent of Target	Weighted Payout
Water Resources Division (Mr. Maher)(1)
Adjusted EBITDA ($000s)	60%	$13,931	$20,000	$30,000	$5,284	0%	0%
Safety (TRIR)	20%	2.31	2.19	2.07	3.44	0%	0%
Individual	20%					0%	0%
Total Formulaic Results							0%
Discretion Applied by Committee							0%
Total Bonus Payout (as a % of individual bonus target)							0%
(1)	For Mr. Maher, the Division Adjusted EBITDA, Safety and Individual weightings were split 60% for the Water Resources division and 40% for the Mineral Services division.

The bonus payout for Mr. Maher related to the Minerals division was primarily due to its strong Adjusted EBITDA performance.  The Minerals division also achieved 88% of its safety target.  Mr. Maher achieved all of his individual goals for the Minerals division.  The Committee recommended, and the Board of Directors approved, a 19% reduction in the amount payable to Mr. Maher due to the Minerals division's conservative business plan being exceeded in large part due to an industry-wide increase in activity.

The Water Resources division did not achieve the threshold level of performance for its Adjusted EBITDA and safety goals and Mr. Maher did not achieve his individual performance goals related to the Water Resources division.  As a result, the Committee recommended, and the Board of Directors approved, no bonus for Mr. Maher related to the Water Resources division.

137879344.18

Performance Measure	Weighting	Threshold	Target	Maximum	FY2018 Results	Payout as a Percent of Target	Weighted Payout
Inliner Division (Mr. Purlee)
Adjusted EBITDA ($000s)	60%	$28,000	$31,267	$42,500	$32,695	101%	61%
Safety (TRIR)	20%	3.68	3.50	3.33	3.99	0%	0%
Individual	20%					150%	30%
Total Formulaic Results							91%
Discretion Applied by Committee							0%
Total Bonus Payout (as a % of individual bonus target)							91%

The Inliner division achieved its target Adjusted EBITDA amount and Mr. Purlee achieved 150% of his individual performance goals, including increasing the number of active crews and actively pursuing several acquisition targets. The Inliner division did not achieve its numerical safety thresholds.

The final STI Plan bonuses recommended by the Committee, and approved by the Board of Directors, are listed in the table below:

Executive	Base Salary ($)	X	Bonus Target (% of Salary)	X	Weighted Bonus Payout (% of Salary)	=	Bonus Payout
Michael J. Caliel	$660,000		100%		148%		$979,525
J. Michael Anderson	425,000		75%		148%		473,067
Steve F. Crooke	400,000		60%		148%		356,192
Kevin P. Maher	300,000		60%		42%		75,771
Larry Purlee	300,000		60%		91%		163,586

Equity Compensation (Long-Term Incentive Plan)

The Committee believes that aligning the interests of stockholders and its Executives is supported through the grant of stock-based awards, which expose the Executives to the risks of declining stock prices and provide an incentive for Executives to maximize stockholder value. Awards are designed to encourage Executives to acquire a proprietary and vested interest in the growth and performance of the Company, as well as to assist the Company in attracting and retaining Executives by providing them with the opportunity to participate in the success and profitability of the Company.

Awards are made under the Company’s 2006 Equity Incentive Plan, which permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.

Each Executive’s award (i.e., the participant’s “LTI Target Opportunity”) is expressed as a percentage of the participant’s current base salary, which will vary depending on the participant’s position in the Company. Under the LTI Plan, the percentages range from 200% of base salary for the Company’s Chief Executive Officer to 75% of base salary for the Company’s Senior Vice President of Water & Mineral Services. A percentage of each participant’s LTI Target Opportunity, as determined by the Committee, is granted in the form of time-vested restricted stock units (“RSUs”) and performance shares. The Committee has sole discretion to increase or decrease these percentages, recognizing that circumstances surrounding annual LTI grants will change from year to year.

Fiscal 2018 Grants Under LTI Plan. Under the LTI Plan for fiscal 2018, the Committee, after consultation with Meridian, recommended and the Board of Directors approved equity awards consisting of a combination of time-vested restricted stock units and performance shares. The percentages for the time-vested RSUs and performance shares were set at 35% and 65%, respectively, of each participant’s LTI Target Opportunity. Awards were made to participating Executives that were employed by the Company on April 3, 2017.

137879344.18

Time-Vested Restricted Stock Units. The Committee recommended, and the Board of Directors approved, grants of time-vested RSUs determined by dividing the RSU amount set forth in the table below by the closing price of our Common Stock as of April 3, 2017 (the date of grant).

Name of Executive	RSU Amount	Number of RSUs
Michael J. Caliel	$462,000	52,203
J. Michael Anderson	223,125	25,212
Steven F. Crooke	140,000	15,819
Kevin P. Maher	78,750	8,898
Larry Purlee	131,250	14,831

Each RSU grant vests and is payable as follows: 33% on April 3, 2018, 34% on April 3, 2019 and 33% on April 3, 2020.  See “Executive Compensation and Other Information—Potential Payments Upon Change of Control, Retirement, Death or Disability” below for a description of the amounts the Executives may receive if the Executive's employment with the Company terminates prior to April 3, 2020 due to a termination without cause, retirement, death or disability or within two years following a change of control.

Performance Shares. The Committee also recommended, and the Board of Directors approved, grants of performance shares of Company Common Stock determined by dividing the Performance Share amount set forth in the table below by the value of such shares determined by the Company’s performance share valuation method as of April 3, 2017 (the date of grant).

Name of Executive	Performance Share Amount	Number of Performance Shares
Michael J. Caliel	$858,000	123,988
Michael Anderson	414,375	59,881
Steven F. Crooke	260,000	37,572
Kevin P. Maher	146,250	21,134
Larry Purlee	243,750	35,224

The grants of performance shares are subject to performance and time-vesting requirements. If the trailing average closing price of the Company’s Common Stock during any 30 consecutive trading-day period is at or above any of the following stock price goals during the period commencing on April 3, 2017 and ending on April 3, 2020, then the performance shares will vest as follows: 33% will vest if at or above $11.19 per share; 67% will vest if at or above $12.81 per share and 100% will vest if at or above $14.59 per share. In addition, the performance shares are issuable only if the Executive is employed with the Company on the third anniversary of the date of grant. See “Executive Compensation and Other Information—Potential Payments Upon Change of Control, Retirement, Death or Disability” below for a description of the amounts the Executives may receive if the Executive's employment with the Company terminates prior to April 3, 2020 due to a termination without cause, retirement, death or disability or within two years following a change of control.

Other Compensation

Retention Bonuses. On February 13, 2018, we entered into an agreement and plan of merger with Granite Construction Incorporated ("Granite Construction"), providing for the merger of a wholly-owned subsidiary of Granite Construction with and into Layne, with Layne surviving as a wholly-owned subsidiary of Granite Construction (the "Merger").

In connection with the Merger, the Company entered into a Retention Bonus Agreement with each of Mr. Maher and Mr. Purlee.  The agreements provide that the Company will pay Mr. Maher $50,000 and Mr. Purlee $100,000 if (1) he is continuously employed by the Company through the six-month anniversary of the closing of the Merger, (2) the Company terminated his employment other than for "cause" (as defined in the Retention Bonus Agreements) before the closing of the Merger and the Merger subsequently closes; or (3) the Company terminates his employment other than for cause prior to the six-month anniversary of the closing of the Merger.

If Mr. Maher or Mr. Purlee is no longer employed by the Company by reason of voluntary resignation, death, disability or dismissal for "cause” before the six-month anniversary of the closing of the Merger, he will forfeit his right to the payments under his Retention Bonus Agreement.

Inducement Awards. In conjunction with their employment with the Company, Messrs. Caliel and Anderson received a special inducement grant in the form of cash, stock options and RSUs. Vesting of the cash and RSU awards for Mr. Caliel

137879344.18

were subject to performance-vesting based on the increase in the price of our common stock over a three year vesting period. The awards vested in 25% increments upon achievement of a Layne common stock price of $9, $10, $12 and $15. For vesting to occur, the stock price was required to remain at or above the specified price for at least ten consecutive trading days during the three year period commencing on the start date and Mr. Caliel was required to remain employed through that three-year period. The three-year vesting period ended on January 2, 2018 and Mr. Caliel received $750,000 in cash and 51,299 shares of common stock (representing 75% of the maximum potential award). Mr. Caliel was also granted options for 109,409 shares of common stock with an exercise price of $10.06 per share. These options also became vested and exercisable on January 2, 2018.

Mr. Anderson received a special inducement grant in the form of cash, stock options and RSUs. The awards to Mr. Anderson were all subject to performance-vesting.  Each of the awards will vest in 25% increments upon achievement of pre-established Layne common stock price goals of $9.37, $10.40, $13.00 and $15.00. For vesting to occur, the stock price must remain at or above the specified price for at least ten consecutive trading days during the three-year period commencing on the start date and Mr. Anderson must remain employed through that three-year period. The three-year vesting period for the award will end on July 20, 2018.  The awards consist of a cash award of up to $400,000, options to acquire up to 10,000 shares of our common stock and an RSU award of up to 61,728 shares.  As of January 31, 2018, 75% of the maximum potential award had been earned based on the increase in the price of our common stock since July 20, 2015.  As of the date of this Form 10-K/A the remaining 25% of the maximum potential award has been earned. See "Executive Compensation and Other Information—Potential Payments Upon Change of Control, Retirement, Death or Disability—Equity Award Agreements" for additional information regarding these grants.

BENEFITS

Our Executives who meet minimum service requirements are entitled to receive medical, dental, life and short-term and long-term disability insurance benefits and may participate in a capital accumulation plan, as described below. Such benefits are provided equally to all Company employees, other than where benefits are provided pro-rata based on the respective Executive’s salary (such as the level of disability insurance coverage).

Capital Accumulation Plan

Each of the Company’s executive officers, including the Executives, and substantially all other employees of the Company are eligible to participate in the Capital Accumulation Plan. The Capital Accumulation Plan is a defined contribution plan qualified under Section 401, including Section 401(k), of the Internal Revenue Code of 1986, as amended (the "Code").

The Capital Accumulation Plan provides for two methods of Company contributions: (i) a Company matching contribution tied to and contingent upon participant deferrals and (ii) a Company profit sharing contribution that is not contingent upon participant deferrals. The amount, if any, of Company paid contributions, both matching and profit sharing, for each fiscal year under the Capital Accumulation Plan is determined by the Board of Directors in its discretion. Each eligible employee meeting certain service requirements and electing to defer a portion of his or her compensation under the Capital Accumulation Plan participates in the Company’s matching contribution program pursuant to a formula as designated by the Board of Directors.

Currently, the Company makes a matching contribution that is equal to 100% of a participant’s salary deferrals that do not exceed 3% of the participant’s compensation plus 50% of a participant’s salary deferrals between 3% and 5% of the participant’s compensation. This form of matching contribution qualifies as what is known as a “safe harbor” matching contribution under the Employee Retirement Income Security Act of 1974. In addition, each eligible employee meeting certain service requirements participates in Company profit sharing contributions to the Capital Accumulation Plan in the proportion his or her eligible compensation bears to the aggregate compensation of the group participating in the Capital Accumulation Plan. At the option of the Board of Directors, all or any portion of Company contributions to this plan may be made in the Company’s Common Stock. Furthermore, each participant can voluntarily contribute, on a pre-tax basis, a portion of his or her compensation (which cannot exceed $18,000 for participants who are 49 or younger, or $24,000 for participants who are 50 or older, for the calendar year 2017) under the Capital Accumulation Plan. A participant’s account will be placed in a trust and invested at the participant’s direction in any one or more of a number of available investment options. Each participant may receive the funds in his or her Capital Accumulation Plan account upon termination of employment.

For services rendered in fiscal 2018, total Company contributions under the Capital Accumulation Plan were as follows:

137879344.18

Name of Executive	Company Contributions under the Capital Accumulation Plan
Michael J. Caliel	$19,769(1)
Michael Anderson	10,877
Steven F. Crooke	10,800
Kevin P. Maher	10,438
Larry Purlee	10,911

(1) The Capital Accumulation Plan match for Mr. Caliel includes $11,000 made in the first month of calendar year 2018, primarily related to his cash inducement award that was paid in calendar year 2018.

Deferred Compensation

The Company’s Key Management Deferred Compensation Plan was designed to provide additional retirement benefits and income tax deferral opportunities for a select group of management and highly compensated employees. The plan allows such key executives, including the Executives, to defer the receipt of up to 50% of base salary and 100% of performance-based awards. The Company may match contributions to this plan in an amount determined annually by the Committee, generally based on recommendations from Company management. Currently, the Company is not making a matching contribution under the plan. In addition, the Company may make contributions on a discretionary basis.

Company contributions to the plan are subject to a five-year vesting schedule, with 50% of all such contributions becoming vested after three years of completed plan participation and 100% of all such contributions becoming vested after five years of completed plan participation or upon a participant turning 60 years of age. However, Company contributions become fully vested if a participant is involuntarily terminated by the Company within one year after a change of control of the Company. If a plan participant is not employed by the Company as of the last day of the plan year other than by reason of his or her retirement, death or disability, the Company contributions, if any, for such plan year shall be zero. In the event of an Executive’s retirement, disability or death, he or she is credited with the Company contribution, if any, for such plan year.

The deferred compensation plan is a nonqualified and unfunded plan, and participants have only an unsecured promise from the Company to pay the amounts when they become due from the general assets of the Company. The Committee offers this benefit to provide Executives with an opportunity to save, on a tax-deferred basis, amounts in addition to what they can save under the Company’s qualified retirement plans for retirement or future dates.

PERQUISITES

The Company believes its executive compensation program described above is generally sufficient for attracting talented executives and that providing other significant perquisites is generally neither necessary nor in the stockholders’ best interests. No Executives received perquisites with a value in the aggregate in excess of $10,000 during fiscal 2018.

ROLE OF COMPENSATION CONSULTANTS

To assist in carrying out its responsibilities, the Committee has from time to time retained independent consultants to provide advice on executive compensation and to perform specific tasks as requested by the Committee. Any consultant retained by the Committee reports directly to the Committee. On an annual basis, the Committee reviews and assesses the independence and performance of any consultant then engaged in order to confirm that the consultant is independent, free of any potential conflicts and meets all applicable regulatory requirements.

In late fiscal 2017, the Compensation Committee engaged Meridian Compensation Partners, LLC (“Meridian”) as its independent compensation consultant. Meridian provided an objective perspective as to the reasonableness of our executive compensation programs and practices and their effectiveness in supporting our strategic and compensation objectives. Meridian advised the Compensation Committee with respect to compensation trends and best practices, incentive plan design, competitive pay levels, proxy disclosure, and individual pay decisions with respect to our Executives. The Compensation Committee has assessed the independence of Meridian pursuant to applicable SEC rules and concluded that no conflict of interests exists that would prevent Meridian from independently advising the Compensation Committee.

137879344.18

COMPENSATION BENCHMARKING

From time to time, the Compensation Committee directs its consultant to assess the competitiveness of the compensation of our Executives relative to executives in similar roles at reasonably comparable companies. In preparation of these competitive assessments, the Committee’s consultant analyzes and matches the position and responsibilities of each Executive to benchmarking data to ensure that our compensation programs are market-based.

The Committee believes that Layne does not have a robust group of direct peer companies. In consultation with Meridian, the Committee approved the use of a methodology to develop a comparator group for compensation benchmarking purposes. The selection process was defined as follows:

•	Participation in the 2016 Equilar Executive Compensation Survey database;
•	Revenue between $500 million and $1 billion;
•	Include companies similar to Layne, with an industrial and manufacturing focus or involved in industry sectors broadly comparable to those in which Layne operates; and
•

Exclude companies from industries with unique or non-comparable pay practices believed to be distinctly different from the industries in which Layne operates – e.g., banking and financial services, retail, utilities, defense.

The following is the resulting list of companies that comprised our “Compensation Benchmarking Group” for the fiscal year ended January 31, 2018 FY2018: Archrock, Inc., Coeur Mining, Inc., Core Laboratories N.V., ESCO Technologies Inc., LGI Homes, Inc., Lindsay Corporation, Lydall, Inc., Marten Transport, Ltd., MTS Systems Corporation, Myers Industries, Inc., Oil States International, Inc., Powell Industries, Inc., Quanex Building Products Corporation, Rayonier Advanced Materials Inc., Standex International Corporation, Sterling Construction Company, Inc., Stillwater Mining Company (acquired by Sibanye Gold Limited in May 2017), Tahoe Resources Inc., Tennant Company, TimkenSteel Corporation, TriMas Corporation, U.S. Silica Holdings, Inc., VSE Corporation and Wheaton Precious Metals Corp. (f/k/a Silver Wheaton Corp.).

Benchmark data from the Compensation Benchmarking Group helped the Compensation Committee determine appropriate actions to take regarding our executives’ target compensation for FY2018. However, benchmarking was not the sole factor considered when the Committee set compensation. The Committee’s final decisions on compensation take into consideration various subjective and other factors.

ROLE OF EXECUTIVE OFFICERS

Michael J. Caliel, our Chief Executive Officer, regularly attended meetings of the Committee during fiscal 2018 but was not a member of the Committee and did not vote on Committee matters. Mr. Caliel was not present for certain portions of Committee meetings, such as when the Committee held executive sessions or discussed CEO compensation.

In early fiscal 2018, Mr. Caliel submitted compensation recommendations to the Committee for each of the Executives (other than himself). In March 2018, Mr. Caliel also recommended to the Committee the amount of STI Plan bonuses to be paid to each of the Executives (other than himself) for fiscal 2018.

CLAWBACK POLICY

The Board of Directors has adopted a policy that gives the Board, or if designated by the Board, the Committee, the ability to recoup cash and equity-based incentive compensation due to misconduct resulting in the Company’s material noncompliance with any financial reporting requirement under the securities laws. For purposes of the clawback policy, incentive compensation does not include compensation, in any form, for which vesting, payment, delivery, or exercisability is not based on goal or performance achievement. The Board of Directors, or the Committee, has discretion to seek recovery of any amount that it determines was received by any Executive during the three-year period preceding the date on which the Company is required to prepare an accounting restatement; other than payments of amounts that were earned and deferred by the Executive more than three years prior to such date.

137879344.18

STOCK OWNERSHIP GUIDELINES

The Company has stock ownership guidelines for certain executive officers as follows:

CEO	3x base salary

CFO	equal to base salary

General Counsel	equal to base salary

Executive officers subject to these guidelines are required to achieve the applicable ownership level within five years of the later of the effective date of the policy (April 15, 2015) or the date an individual becomes subject to the stock ownership guidelines. If an individual becomes subject to a greater ownership amount for any reason (e.g., due to promotion or increase in base salary), the individual is expected to meet the higher ownership amount within the later of the original period of becoming subject to the stock ownership guidelines or five years from the effective date of the increased requirement.

HEDGING POLICIES

Our policy statement regarding Securities Trading and Handling of Nonpublic Information prohibits our executive officers and directors from engaging in certain types of hedging activity, such as short sales or buying or selling put or call options of any of our securities.

ADVISORY VOTE ON EXECUTIVE COMPENSATION

The Company conducts an advisory vote on executive compensation each year at its annual meeting. While the votes are not binding on the Company, its Board of Directors, or the Committee, the Committee believes that an annual advisory vote on executive compensation offers stockholders the opportunity to express their views regarding the Company’s compensation program and the Committee’s decisions on executive compensation. The Board of Directors and the Committee value the opinions of stockholders and each year the Committee closely examines stockholders’ concerns and evaluates whether any actions are necessary to address those concerns.

At last year’s annual meeting, approximately 88% of the votes cast “for” and “against” the advisory vote on executive compensation were voted “for” the Company’s named executive officer compensation as disclosed in the proxy statement. The Board of Directors believes the percentage of votes cast “for” the Company’s named executive officer compensation reflects the Committee’s continued focus on ensuring that the total short- and long-term incentive compensation for the Company’s executive officers is linked to the Company’s performance as discussed elsewhere in this Form 10-K/A.

TAX AND ACCOUNTING TREATMENT OF COMPENSATION

Deductibility of Compensation

Prior to the enactment of the Tax Cuts and Jobs Act ("TCJA") on December 22, 2017, Section 162(m) of the Code generally disallowed a tax deduction to publicly held companies for compensation paid to certain executive officers in excess of $1 million per officer in any year that did not qualify as performance based. In evaluating the annual compensation plan with respect to the fiscal year ended January 31, 2018, the Committee considered the potential tax deductibility of executive compensation under Section 162(m) of the Code and sought to qualify certain elements of these applicable executives’ compensation as performance-based while also delivering competitive levels and forms of compensation. The TCJA repealed the performance-based exception under 162(m) of the Code. As a result, subject to certain exceptions, the $1 million dollar deduction limit now applies to all compensation paid to anyone serving as the chief executive officer or the chief financial officer at any time during the taxable year and the top three other highest compensated executive officers serving at fiscal year end. The new rules generally apply to taxable years beginning after December 31, 2017, but do not apply to remuneration provided pursuant to a written binding contract in effect on November 2, 2017, that is not modified in any material respect after that date. Stock options granted under the 2006 Equity Incentive Plan with an exercise price of at least fair market value and performance shares granted under the 2006

137879344.18

Equity Incentive Plan are intended to qualify as performance-based compensation under Section 162(m) of the Code prior to its amendment.

The Committee believes that it is in the Company’s best interests to maintain flexibility in the administration of the compensation program. In order to retain the flexibility to compensate the Company’s management in the manner best promoting the Committee’s policy objectives, the Committee does not require that all compensation be deductible. Accordingly, certain payments, including payments under the STI Plan grants of RSUs are not intended to qualify as performance-based compensation and may be subject to the $1 million deductibility limitation of Section 162(m) of the Code.

The Committee evaluated the impact of the TCJA on the Company’s existing compensation plans in coordination with the Company’s compensation based policy objectives and determined that no changes to the Company’s compensation program are required at this time. However, the Committee will continue to evaluate the impacts of the TCJA and the Company’s policy objectives to ensure that the Company’s compensation program is administered in a manner that serves the best interests of the Company and its stockholders.

Nonqualified Deferred Compensation

Certain of the Company’s nonqualified compensation and benefits arrangements, incentive programs and corporate practices (such as severance, relocation and expense reimbursements) are considered nonqualified deferred compensation and subject to Section 409A of the Internal Revenue Code of 1986, as amended, and the related regulations. In general, Section 409A restricts the timing and manner of payment (as well as the timing of participant elections) under these types of taxable compensation programs. The Company’s arrangements, programs and practices comply with these statutory and regulatory provisions.

Accounting for Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the requirements of ASC Topic 718, which requires the Company to expense the estimated value of certain stock-based compensation.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee are set forth in the preceding section. During the most recent fiscal year, no Layne Christensen executive officer served as (i) a member of the compensation committee (or equivalent), or the board of directors, of another entity, one of whose executive officers served on the Company’s Compensation Committee or (ii) a member of the compensation committee (or equivalent) of another entity, one of whose executive officers served as a director of the Company.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Form 10-K/A.

Based on the review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A for the fiscal year ended January 31, 2018.

Respectfully submitted by the members of the Compensation Committee of the Board of Directors:

John T. Nesser III, Chairman	David A.B. Brown	Robert R. Gilmore

J. Samuel Butler	Nelson Obus	Alan Krusi

137879344.18

RISK OVERSIGHT

The Board of Directors considers oversight of the Company’s risk management efforts to be a responsibility of the entire Board. The Board of Director’s role in risk oversight includes receiving regular reports from members of senior management on areas of material risk to the Company, or to the success of a particular project or endeavor under consideration, including operational, financial, legal and regulatory, security, strategic and reputational risks. The full Board of Directors (or the appropriate Committee, in the case of risks that are under the purview of a particular Committee) receives these reports from the appropriate members of management to enable the Board (or Committee) to understand the Company’s risk identification, risk management, and risk mitigation strategies. When a report is vetted at the Committee level, the chairperson of that Committee subsequently reports on the matter to the full Board. This enables the Board and its Committees to coordinate the Board’s risk oversight role.

Part of the Audit Committee’s responsibilities, as set forth in its charter, is to review with corporate management, the independent auditors and the internal auditors, if applicable, any legal matters, risks or exposures that could have a significant impact on the financial statements and the steps management has taken to minimize the Company’s exposure. In this regard, the Company’s internal auditors prepare annually a comprehensive risk assessment report and review that report with the Audit Committee. This report identifies the material business risks for the Company, and identifies the Company’s internal controls that respond to and mitigate those risks. The Company’s management regularly evaluates these controls, and the Audit Committee is provided regular updates regarding the effectiveness of the controls. The Audit Committee regularly reports to the full Board.

RISK ASSESSMENT OF COMPENSATION POLICIES

In March 2018, the Company conducted a risk assessment of its compensation policies and practices. The Company’s compensation policies and practices were evaluated to ensure that they do not foster risk-taking above the level of risk associated with the Company’s business model. The Company considered the design and operation of its compensation arrangements, including the performance objectives and target levels used in connection with incentive awards, and evaluated the relationship between the Company’s risk management and these arrangements. The results of the assessment were then reported to the Compensation Committee. Based on this assessment, the Compensation Committee concluded that the Company has a balanced pay and performance program that does not encourage unnecessary or excessive risk-taking and that any risks arising from the Company’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company.

137879344.18

EXECUTIVE COMPENSATION AND OTHER INFORMATION

EXECUTIVE COMPENSATION

The following table sets forth for the fiscal years ended January 31, 2018, 2017 and 2016, respectively, the compensation of the Company’s named executive officers:

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary(2) ($)	Bonus(3) ($)	Stock Awards(4) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Compensation ($)	All Other Compensation(5) ($)	Total ($)
Michael J. Caliel	2018	$660,000	—	$1,320,000	—	$1,729,525(6)	—	$24,917	$3,734,442
President, Chief	2017	660,000	—	1,254,000	—	237,000	—	15,670	2,166,670
Executive Officer	2016	660,000	$198,000	1,320,002	—	132,000	—	17,848	2,327,850
and Director
J. Michael Anderson (1)	2018	425,000	—	637,500	—	473,067	—	13,222	1,548,789
Chief Financial Officer	2017	400,000	—	380,000	—	108,000	—	13,636	$901,636
and Senior Vice	2016	215,385	160,274	399,997	38,200	—	—	7,095	$820,951
President
Steven F. Crooke	2018	400,000	—	400,000	—	356,192	—	15,584	1,171,776
Senior Vice President-	2017	400,000	—	380,000	—	86,400	—	14,775	881,175
Chief Administrative	2016	400,000	72,000	399,999	—	48,000	—	13,321	933,320
Officer and General
Counsel
Larry Purlee	2018	300,000	—	375,000	—	163,586	—	17,868	856,454
President of Inliner	2017	264,000	—	150,480	—	200,000	—	15,130	629,610
	2016	262,875	—	154,502	—	168,538	—	14,192	600,107
Kevin P. Maher	2018	300,000	—	225,000	—	75,771	—	13,740	614,511
Senior Vice President of	2017	300,000	—	213,750	—	64,800	—	14,110	592,660
Water & Mineral Services
(1)	All amounts reported for Mr. Anderson for fiscal 2016 reflect the portion of each year that he was employed by the Company. Mr. Anderson’s employment commenced on July 20, 2015.
(2)	Reflects salary earned for fiscal 2018, fiscal 2017 and fiscal 2016, respectively. There were no salary deferrals in fiscal 2018.
(3)

A portion of the incentive compensation paid to Messrs. Caliel and Crooke with respect to fiscal 2016 is reported in the “Bonus” column rather than the “Non-Equity Incentive Plan Compensation” column since the Company did not meet the financial performance goals set for those named executive officers under the Executive Incentive Compensation Plan. However, the Compensation Committee recommended, and the Board of Directors approved, discretionary bonuses for those named executive officers for fiscal 2016 to recognize their efforts to improve the Company’s liquidity, make cost reductions and improvements in safety. Also includes a prorated bonus for fiscal 2016 for Mr. Anderson under the STI Plan of $160,274 (based on the number of days worked during fiscal 2016, a target incentive equal to 75% of base salary and assuming a 100% of target level of achievement for fiscal 2016). This bonus is reported in the “Bonus” column rather than the “Non-Equity Incentive Plan Compensation” column since this amount was guaranteed to Mr. Anderson.

(4)

Amounts reported in the Stock Awards and Option Awards columns represent the aggregate grant date fair value of such awards, computed in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown for the fiscal 2018, fiscal 2017 and fiscal 2016 Stock Awards report the value at the grant date based upon the probable outcome of the performance conditions that affect the vesting of such awards. These amounts do not include an estimate of forfeitures related to any time-based vesting conditions, and assume that the named executive officer will perform the requisite service to vest in the award. For assumptions used in determining these values, refer to Note 13 of the Company’s financial statements in the Original Filing. For additional information regarding stock awards for the named executive officers, refer to the “Grants of Plan-Based Awards during Fiscal 2018” and “Outstanding Equity Awards at Fiscal Year-End” tables included in this Form 10-K/A.

(5)

Excludes perquisites and other benefits, unless the aggregate amount of such compensation exceeds $10,000. All Other Compensation for fiscal 2018 includes Layne Christensen contributions in the amount of $19,769; $10,877; $10,800; $10,911 and $10,438, respectively for Messrs. Caliel, Anderson, Crooke, Purlee and Mr. Maher, which accrued during such fiscal year for the accounts of such named executive officer, under the Company’s Capital Accumulation Plan; the cost of term life insurance paid by the Company for the benefit of Messrs. Caliel, Anderson, Crooke, Purlee and Maher in the amounts of $3,148; $1,903; $2,772; $5,968 and $1,290, respectively, and Company matching contributions to the health savings accounts of Messrs. Caliel, Anderson, Crooke, Purlee and Maher in the amounts of $2,000; $442; $2,012; $1,000 and $2,012, respectively.

137879344.18

(6)

Includes $750,000 paid to Mr. Caliel on January 2, 2018 pursuant to the cash inducement award that was granted to him in connection with his accepting the position of Chief Executive Officer effective January 2, 2015. See "Compensation Discussion and Analysis—Named Executive Officers-Inducement Awards" for additional information regarding this award.

GRANTS OF PLAN-BASED AWARDS DURING FISCAL 2018

The following table sets forth information with respect to each named executive officer concerning grants during the fiscal year ended January 31, 2018, of awards under both the Company’s equity and non-equity plans.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards(1) ($)
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Michael J. Caliel
STI Opportunity (2)			$330,000	$660,000	$1,320,000
Time RSUs	04/03/17	(3)							52,203	$462,000
Performance shares	04/03/17	(4)				40,917	83,072	123,988		858,000
J. Michael Anderson
STI Opportunity (2)			159,375	318,750	637,500
Time RSUs	04/03/17	(3)							25,212	223,125
Performance RSUs	04/03/17	(4)				19,761	40,121	59,881		414,375
Steven F. Crooke
STI Opportunity (2)			120,000	240,000	480,000
Time RSUs	04/03/17	(3)							15,819	140,000
Performance shares	04/03/17	(4)				12,399	25,174	37,572		260,000
Larry Purlee
STI Opportunity (2)			90,000	180,000	360,000
Time RSUs	04/03/17	(3)							14,831	131,250
Performance shares	04/03/17	(4)				11,624	23,601	35,224		243,750
Kevin P. Maher
STI Opportunity (2)			90,000	180,000	360,000
Time RSUs	04/03/17	(3)							8,898	78,750
Performance shares	04/03/17	(4)				6,975	14,160	21,134		146,250
(1)

Amounts reported in the Grant Date Fair Value of Stock and Option Awards column represent the aggregate grant date fair value of such awards, computed in accordance with ASC Topic 718. Pursuant to Securities and Exchange Commission rules, the amounts shown for the Stock Awards report the value at the grant date based upon the probable outcome of the performance conditions that affect the vesting of such awards. The amounts shown for the Option Awards do not include an estimate of forfeitures related to time-based vesting conditions, and assume that the named executive officer will perform the requisite service to vest in the award. For assumptions used in determining these values, refer to Note 13 of the Company’s financial statements in the Original Filing. For additional information regarding stock awards for the named executive officers, refer to the “Summary Compensation” and “Outstanding Equity Awards at Fiscal Year-End” tables included in this Form 10-K/A.

(2)

The amounts reported under the Threshold, Target and Maximum columns in this table are the possible incentive compensation awards calculated in accordance with the provisions set forth in the STI Plan. See “Compensation Discussion and Analysis—Named Executive Officers—Short Term Incentive Plan” for a discussion of the performance goals and award opportunities for fiscal 2018. For fiscal 2018, the bonuses actually paid to the Company’s named executive officers under the STI Plan are reported in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table.

(3)

The grant of RSUs reported for this award will vest on the third anniversary of each such award’s grant date, or, if earlier, upon the participant’s retirement from the Company, which can occur only if the participant is age 60 and has been employed with the Company for at least five years. See the discussion in the Compensation Discussion and Analysis under the heading “Named Executive Officers—Equity Compensation (Long-Term Incentive Plan)—Time-Vested Restricted Stock Units” for a complete explanation of the vesting of the RSUs reported in this table.

(4)

The grant of performance shares reported under the Threshold, Target and Maximum columns for this award will vest, if at all, in various percentages only if the trailing average closing price of the Company’s Common Stock during any 30 consecutive trading-day period is at or above the certain stock price goals during the period commencing on April 3, 2017 and ending on April 3, 2020. See the discussion in the Compensation Discussion and Analysis under the heading “Named Executive Officers—Equity Compensation (Long-Term Incentive Plan)—Performance Shares” for a complete explanation of the vesting of the performance shares reported in this table. The Threshold column reports the number of shares that will vest if a stock price at or above $11.19 per share is achieved during the vesting period, the Target column reports the number of shares that will

137879344.18

vest if a stock price at or above $12.81 per share is achieved during the vesting period and the Maximum column reports the number of shares that will vest if a stock price at or above $14.59 per share is achieved during the vesting period.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table lists all outstanding equity awards held by our named executive officers as of January 31, 2018.

	Option Awards							Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock that Have Not Vested(2) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested(2) ($)
Michael J. Caliel	109,409					$10.06	01/02/2025	739,869	$9,980,833	93,744	$1,264,607
J. Michael Anderson		7,500	(1)	2,500	(1)	8.60	07/20/2025	165,722	2,235,590	51,201	690,701
Steven F. Crooke	9,826					35.71	02/05/2018	225,920	3,047,661	28,408	383,224
	21,277					15.78	02/01/2019
	11,476					21.99	06/03/2019
	8,569					27.79	02/19/2020
	9,333					33.10	02/01/2021
	15,430					24.32	02/01/2022
	14,977					21.08	04/01/2023
	14,969					17.19	05/01/2024
	15,000					8.22	12/12/2024
Kevin P. Maher	6,450					21.08	04/01/2023	104,581	1,410,798	15,979	215,557
	6,446					17.19	05/01/2024
Larry Purlee	3,932					33.10	02/01/2021	110,457	1,490,065	17,963	242,321
	6,267					24.32	02/01/2022
	6,388					21.08	04/01/2023
	6,384					17.19	05/01/2024
(1)

For vesting to occur, Mr. Anderson must remain employed until July 20, 2018 and the award performance conditions must be met. The performance conditions are met, if at all, in whole or in part (in 25% increments), based upon achievement of a Common Stock price of $9.37, $10.40, $13.00 and $15.00. The stock price must remain at or above the specified price for at least ten consecutive trading days during the three-year period commencing on July 20, 2015. The stock price has exceeded $13.00 for ten consecutive trading days and therefore, the performance criteria have been met for 75% of the option award.

(2)

The market value of the shares of restricted stock, RSUs and performance shares, either earned or unearned, that have not vested was calculated by multiplying $13.49, which was the closing market price of the Company’s Common Stock on January 31, 2018, by the number of unvested shares.

137879344.18

OPTION EXERCISES AND STOCK VESTED

The following table sets forth information with respect to each named executive officer concerning the exercise of options and the vesting of stock during the fiscal year ended January 31, 2018.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Michael J. Caliel	—	—	51,299	$643,802
J. Michael Anderson	—	—	—	—
Steven F. Crooke	—	—	4,125	33,594
Kevin P. Maher	—	—	1,815	14,466
Larry Purlee	—	—	1,798	14,330
(1)

The market value of the shares of restricted stock, RSUs and performance shares that vested during the fiscal year was calculated by multiplying the closing market price of the Company’s Common Stock on the applicable vesting date by the number of shares vested.

NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth the contributions made by our named executive officers and the earnings accrued on all such contributions under our Key Management Deferred Compensation Plan during the fiscal year ended January 31, 2018.

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings (Losses) in Last Fiscal Year(1)($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
Michael J. Caliel	—	—	—	—	—
J. Michael Anderson	—	—	—	—	—
Steven F. Crooke	—	—	$1,032	—	$207,038
Kevin P. Maher	—	—	2,426	—	11,835
Larry Purlee	—	—	31,299	—	238,000
(1)	The earnings reported in this column are not included in the Summary Compensation Table as they are not above-market or preferential.

POTENTIAL PAYMENTS UPON CHANGE OF CONTROL, RETIREMENT, DEATH OR DISABILITY

The following section describes the benefits that may become payable to certain Executives in connection with a termination of their employment with the Company or a change in control of the Company under arrangements in effect on January 31, 2018.

Executive Severance Agreements

The Company has entered into severance agreements with Messrs. Caliel, Anderson, Crooke and Maher, which provide payments and benefits in connection with a termination of employment in certain circumstances, including enhanced benefits for certain terminations that occur in connection with a change in control.

On February 13, 2018, we entered into an agreement and plan of merger with Granite Construction providing for the acquisition of Layne by Granite Construction pursuant to the Merger. The closing of the Merger would constitute a change in control for purposes of each Executive’s severance agreement.

The severance agreements subject these Executives to certain restrictive covenants including covenants not to compete, confidentiality and non-solicitation of Company employees, which run during the term of the severance agreement. If an Executive fails to comply with these covenants (subject to a notice and right to cure period), the terminated Executive would not be entitled to receive the severance benefits described in this section. The severance agreements also contain

137879344.18

covenants not to compete and non-solicitation provisions that apply for 24 months after termination with respect to Messrs. Caliel, Anderson and Crooke and for 12 months after termination with respect to Mr. Maher.

The severance agreements with Messrs. Caliel, Anderson, Crooke and Maher generally provide:

•

If before a change of control or after a two-year period following a change of control with respect to Messrs. Caliel and Anderson, a three-year period following a change of control with respect to Mr. Crooke and a one-year period following a change of control with respect to Mr. Maher, the Executive’s employment is terminated without “cause” or is constructively terminated (i.e., the Executive leaves for “good reason”), the Executive is entitled to receive severance benefits that include:

o

With respect to Messrs. Caliel and Anderson: (i) 24 months of continued base salary paid in a lump sum, (ii) continued vesting of service-based equity awards and a continued right to exercise outstanding stock options during this 24-month severance period, (iii) for any performance-based equity award that is exercisable, payable or becomes vested only if the applicable performance-based criteria is satisfied, such performance-based award will become exercisable, payable or become vested at the time of and only if the underlying performance criteria is satisfied; provided, that if the performance period ends after the severance period, only a pro rata portion of the award shall become exercisable, payable or become vested, (iv) for any performance-based stock options that become exercisable after the end of the 24-month severance period, such stock options will remain exercisable until the earlier of the original expiration date of the option or 90 days after the end of the 24-month severance period, (v) a lump-sum payment equal to 24 times the present monthly amount of Layne Christensen’s total premium cost to cover Mr. Caliel or Mr. Anderson, as applicable, under Layne Christensen’s health, vision and dental plans, as well as the cost of coverage of any of his eligible dependents enrolled as of the date of his termination; and (vi) payment of a pro-rata portion of any annual incentive bonus Mr. Caliel or Mr. Anderson was eligible to receive during the year of Mr. Caliel’s or Mr. Anderson’s termination assuming performance was achieved at 100% of target.

o

With respect to Mr. Crooke: (i) 24 months of continued base salary paid in accordance with regular payroll practices, (ii) continued vesting of service-based equity awards and a continued right to exercise outstanding stock options during this 24-month severance period, (iii) for any performance-based equity award that is exercisable, payable or becomes vested only if the applicable performance-based criteria is satisfied, such performance-based award will become exercisable, payable or become vested at the time of and only if the underlying performance criteria is satisfied, (iv) for any performance-based stock options that become exercisable after the end of the 24-month severance period, such stock options will remain exercisable until the earlier of the original expiration date of the option or 90 days after the end of the 24-month severance period, (v) with respect to Mr. Crooke, continued participation in the Company’s welfare benefit plans (or comparable arrangements) throughout the 24-month severance period; and (vi) payment of any applicable COBRA premiums.

o

With respect to Mr. Maher: (i) 12 months of continued base salary paid in a lump sum, (ii) continued vesting of service-based equity awards and a continued right to exercise outstanding stock options during this 12-month severance period, (iii) for any performance-based equity award that is exercisable, payable or becomes vested only if the applicable performance-based criteria is satisfied, such performance-based award will become exercisable, payable or become vested at the time of and only if the underlying performance criteria is satisfied; provided, that if the performance period ends after the severance period, only a pro rata portion of the award shall become exercisable, payable or become vested, (iv) for any performance-based stock options that become exercisable after the end of the 12-month severance period, such stock options will remain exercisable until the earlier of the original expiration date of the option or 90 days after the end of the 12-month severance period, and (v) a lump-sum payment equal to 12 times the present monthly amount of Layne Christensen’s total premium cost to cover Mr. Maher, as applicable, under Layne Christensen’s health, vision and dental plans, as well as the cost of coverage of any of his eligible dependents enrolled as of the date of his termination.

•

Following a change of control of the Company and for a three-year period following the change of control with respect to Mr. Crooke, a two-year period following the change of control with respect to Messrs. Caliel and Anderson and a one-year period following the change of control with respect to Mr. Maher, the Company or its successor is obligated to both (i) continue to employ the Executive in a substantially similar position (at an equal or greater base salary as before the change of control) and (ii) provide the Executive with certain welfare benefits and bonus compensation opportunities

137879344.18

similar to those of other similarly situated employees. In addition, under the severance agreements, the Executives would be entitled to the following change-in-control related payments and benefits:
o

Upon a change of control, all of Messrs. Caliel’s and Crooke’s outstanding equity awards become immediately vested, exercisable or payable, as the case may be. If Mr. Anderson’s employment is terminated by Layne Christensen without cause or by Mr. Anderson for good reason during the two-year period following a change of control of Layne Christensen, all of Mr. Anderson’s outstanding equity awards become immediately vested, exercisable or payable, as the case may be. If Mr. Maher’s employment is terminated by Layne Christensen without cause or by Mr. Maher for good reason during the one-year period following a change of control of Layne Christensen, all of Mr. Maher’s outstanding equity awards become immediately vested, exercisable or payable, as the case may be.

o

If Mr. Caliel’s or Mr. Anderson’s employment is terminated without cause or by Mr. Caliel or Mr. Anderson for good reason during the two-year period following a change of control of Layne Christensen, Mr. Caliel or Mr. Anderson, as applicable, is entitled to (i) payment of any accrued but unpaid base salary and payment of any benefits as required by the terms of any employee benefit plan or program of Layne Christensen, (ii) a lump-sum severance payment equal to two times his base salary, (iii) a lump-sum severance payment equal to two times the amount of his annual incentive bonus for the year in which his termination occurred assuming performance was achieved at 100% of target and (iv) a lump-sum payment equal to 24 times the present monthly amount of Layne Christensen’s total premium cost to cover Mr. Caliel or Mr. Anderson under applicable health, vision and dental plans, as well as the cost of coverage of any of his eligible dependents enrolled as of the date of his termination.

o

If Mr. Crooke’s employment is terminated or constructively terminated (i.e., Mr. Crooke leaves for “good reason”) during the three-year period following a change of control of the Company, he is entitled to: (i) a special lump-sum severance payment equal to the present value of the remaining base salary he would receive if he remained an employee until the later of the end of the third anniversary of the change of control or the second anniversary of his termination date; and (ii) coverage under all employee benefit plans (other than the 401(k) retirement plan) that covered him prior to termination until the later of the end of the third anniversary of the change of control or the second anniversary of his termination date. Mr. Crooke is additionally entitled to, with respect to any payments made pursuant to the severance agreement or otherwise that are subject to the Internal Revenue Code’s penalty tax provisions for excessive “golden parachute payments”, reimbursement by the Company (on an after-tax basis) for the amount of any such penalty tax.

o

If Mr. Maher’s employment is terminated by Layne Christensen without cause or by Mr. Maher for good reason during the one-year period following a change of control of Layne Christensen, Mr. Maher is entitled to (i) payment of any accrued but unpaid base salary and payment of any benefits as required by the terms of any employee benefit plan or program of Layne Christensen, (ii) a lump-sum severance payment equal to one times his base salary and (iii) a lump-sum payment equal to 12 times the present monthly amount of Layne Christensen’s total premium cost to cover Mr. Maher under Layne Christensen’s health, vision and dental plans, as well as the cost of coverage of any of his eligible dependents enrolled as of the date of his termination.

•

If the Executive’s employment is terminated due to death, the Executive’s estate or his beneficiaries will be entitled to receive (i) immediate acceleration of the vesting of the Executive’s service-based equity awards and the right to exercise the service-based stock options until the earlier of the original expiration date of the options or 12 months after the Executive’s date of death, (ii) for any performance-based equity award that is exercisable, payable or becomes vested only if the applicable performance-based criteria is satisfied, such performance-based award will become exercisable, payable or become vested at the time of and only if the underlying performance criteria is satisfied, (iii) for any performance-based stock option that becomes exercisable due to the satisfaction of the underlying performance criteria, the continued right to exercise the option until the earlier of (a) with respect to Mr. Crooke, the option’s original expiration date or 12 months after the Executive’s date of death and (b) with respect to Messrs. Caliel, Anderson and Maher, the option’s original expiration date or the later of 12 months after the option first becomes exercisable or 12 months after the Executive’s date of death, and (iv) with respect to Messrs. Caliel, Anderson and Maher, payment of a pro-rata portion of any annual incentive bonus he was eligible to receive during the year of his death, to the extent the underlying performance criteria were met.

137879344.18

•

If the Executive’s employment is terminated due to disability, the Executive will be entitled to (i) payment of a lump sum disability benefit equal to 12 months’ base salary, (ii) immediate acceleration of the vesting of his service-based equity awards and a continuation of his right to exercise any service-based stock options for a period of 12 months after the termination, (iii) for any performance-based equity award that is exercisable, payable or becomes vested only if the applicable performance-based criteria is satisfied, such performance-based award will become exercisable, payable or become vested at the time of and only if the underlying performance criteria is satisfied, (iv) for any performance-based stock options that have become exercisable due to the satisfaction of the underlying performance criteria, the continued right to exercise the options until the earlier of (a) with respect to Mr. Crooke, the option’s original expiration date or 12 months after the Executive’s termination due to disability and (b) with respect to Messrs. Caliel, Anderson and Maher, the option’s original expiration date or the later of 12 months after the option first becomes exercisable or 12 months after the Executive’s date of disability, and (v) with respect to Messrs. Caliel, Anderson and Maher, payment of a pro-rata portion of any annual incentive bonus he was eligible to receive during the year his employment was terminated, to the extent the underlying performance criteria were met.

Retention Bonus Agreements

In connection with the Merger, the Company entered into a Retention Bonus Agreement with each of Mr. Maher and Mr. Purlee.  The agreements provide that the Company will Mr. Maher $50,000 and Mr. Purlee $100,000 if (1) he is continuously employed by the Company through the six-month anniversary of the closing of the Merger, (2) the Company terminated his employment other than for "cause" (as defined in the Retention Bonus Agreements) before the closing of the Merger and the Merger subsequently closes; or (3) the Company terminates his employment other than for cause prior to the six-month anniversary of the closing of the Merger.  If Mr. Maher or Mr. Purlee is no longer employed by the Company by reason of voluntary resignation, death, disability or dismissal for "cause” before the six-month anniversary of the closing of the Merger, he will forfeit his right to the payments under his Retention Bonus Agreement.

Equity Award Agreements

The Executives are parties to RSU award, stock option award, performance share and cash incentive award agreements made pursuant to the Company’s 2006 Equity Incentive Plan. The award agreements and the 2006 Equity Incentive Plan provide in varying degrees, as described in greater detail below, for acceleration of the vesting of the awards in connection with a change of control, the Executive’s retirement and the Executive’s death or disability.

Prior to May 31, 2017, the 2006 Equity Incentive Plan provided that, unless otherwise specified in an award agreement or other agreement approved by Layne’s Compensation Committee to which a participant is a party, upon a change of control of the Company each of the Executives’ equity awards will become immediately vested. Under the 2006 Equity Incentive Plan, as amended and restated effective May 31, 2017, unless otherwise specified in an award agreement or other agreement approved by the Company's Compensation Committee to which a participant is a party, awards will only become vested if a participant’s employment is involuntarily termination (without cause) during the two-year period following a change in control. Under the terms of Mr. Anderson’s severance agreement, the 2006 Equity Incentive Plan’s automatic change of control vesting provisions are not applicable to an equity award held by Mr. Anderson unless otherwise specifically stated in the equity award agreement.

Upon the “retirement” of an Executive, which is defined under the equity award agreements as the Executive’s termination from all employment after attaining the age of 60 after having been employed by the Company or one of its affiliates for five years or more, the award agreements provide for various treatment of the awards. Under the performance share award agreements, the awards vest for the portion of the period during the term of the award in which the Executive was employed by the Company, subject to the satisfaction of the performance criteria specified therein. Under the RSU and option award agreements, the awards are accelerated in full upon the Executive’s retirement, except that under the fiscal 2018 RSU award agreements, the awards vest for the portion of the period during the term of the award in which the Executive was employed by the Company.

Upon the death or “disability” of an Executive, the award agreements provide for various treatment of the awards. Under the RSU and option award agreements, the vesting of the awards is accelerated, except that under the fiscal 2018 RSU award agreements, the awards vest for the portion of the period during the term of the award in which the Executive was employed by the Company. Under the performance share award agreements, the amount of the award is payable at the end of the performance period subject to the achievement of the performance targets and is pro-rated based on the number of quarters during the performance period that the Executive was employed, except that under the fiscal 2018

137879344.18

performance share award agreements, the awards are payable with 60 days of the death or disability in an amount equal to 67% of the award (the target amount) and is pro-rated for the portion of the period during the term of the award in which the Executive was employed by the Company.

Prior to the awards for fiscal 2018, the award agreements did not provide for the acceleration of vesting upon a termination of employment without cause.  Under the fiscal 2018 RSU award agreements, upon a termination of an Executive without cause, the awards vest for the portion of the period during the term of the award in which the Executive was employed by the Company. Under the fiscal 2018 performance share award agreements, upon a termination of an Executive without cause, the amount of the award is payable at the end of the performance period subject to the achievement of the performance targets and is pro-rated based on the number of quarters during the performance period that the Executive was employed.

Mr. Anderson received a special inducement grant in the form of cash, stock options and RSUs, all of which are performance-vesting. These award grants are not governed by the terms of his severance agreement. Mr. Anderson must be employed by the Company on the third anniversary of his start-date for any of the inducement grant to vest. Each inducement award agreement provides for the acceleration of the vesting of the awards, regardless of the achievement of any performance criteria (with respect to the stock option, RSU and cash incentive awards) upon the occurrence of a change of control of the Company. Additionally, each agreement provides for proportionate vesting or exercisability (with respect to the stock option award) upon the occurrence of a “Qualifying Involuntary Termination” (as defined under Mr. Anderson’s severance agreement) based on the number of days he was employed in the vesting period. If Mr. Anderson’s employment is terminated for any other reason, including his death, “disability”, “Cause” (as defined under his severance agreement) or other voluntary resignation, the award agreements each provide that he forfeits any unvested award amounts.

Termination Without Cause or Constructive Termination

The following table summarizes the severance benefits due Messrs. Caliel, Anderson, Crooke and Maher under their severance agreements and equity award agreements upon their termination by the Company without cause, or their voluntary termination due to their constructive termination (assuming such termination occurred on January 31, 2018):

Name	Base Salary	Unvested Equity Compensation(1)	Benefits(2)	Annual Incentive Bonus(3)	Total
Michael J. Caliel	$1,320,000	$11,113,032	$34,056	$660,000	$13,127,088
J. Michael Anderson	850,000	2,911,244	34,056	318,750	4,114,050
Steven F. Crooke	800,000	3,390,762	71,819	—	4,262,581
Larry Purlee	—	1,109,544	—	—	1,109,544
Kevin P. Maher	300,000	1,440,080	11,235	—	1,751,315
(1)

For Messrs. Caliel, Anderson and Crooke, represents value of unvested awards at January 31, 2018 that would become vested in the 24-month period following January 31, 2018.  For Mr. Purlee, the calculation represents the value of unvested awards at January 31, 2018 that would become vested upon retirement. For Mr. Maher, represents value of unvested awards at January 31, 2018 that would become vested in the 12-month period following January 31, 2018 Stock options are valued based on the positive difference, if any, between the closing stock price of the Company’s Common Stock on January 31, 2018 and the exercise price for such options. With respect to performance shares granted on April 10, 2015, the Company has determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares. With respect to performance shares granted on April 1, 2016, the Company has determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares. With respect to performance shares granted on April 3, 2017, the Company determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares. Accordingly, shares of performance-vesting restricted stock have been assigned a value that is 100% of the value of the closing stock price of the Company’s Common Stock on January 31, 2018 for each of the 2015, 2016 and 2017 grants of performance-vesting restricted stock.

(2)

Represents for Messrs. Caliel and Anderson a lump-sum payment equal to 24 times, and for Mr. Maher a lump sum payment equal to 12 times, the present monthly amount of Layne Christensen’s total premium cost to cover the Executive under Layne Christensen’s health, vision and dental plans, as well as the cost of coverage of any of his eligible dependents enrolled as of the date of his termination. Represents for Mr. Crooke (i) $48,541 for continued participation in the Company’s welfare benefit plans throughout the 24-month severance period and (ii) $23,277 for 18 months of COBRA premiums. Assumes Mr. Crooke earns the maximum Company match with respect to his health savings account for each year during the 24-month period.

(3)	Assumes performance was achieved at 100% of the target.

137879344.18

Death

The following table summarizes the severance benefits due Messrs. Caliel, Anderson, Crooke and Maher upon their death under their severance agreements and equity award agreements and the benefits due Mr. Purlee upon his death under his restricted stock, stock option, RSU and performance share award agreements (in each case assuming their death occurred on January 31, 2018):

Name	Unvested Equity Compensation(1)	Annual Incentive Bonus(2)	Total
Michael J. Caliel	$11,245,439	$660,000	$11,905,439
J. Michael Anderson	2,975,191	318,750	3,293,941
Steven F. Crooke	3,430,885	—	3,430,885
Larry Purlee	1,040,387	—	1,040,387
Kevin P. Maher	1,626,354	180,000	1,806,354
(1)

These calculations represent the value of unvested awards at January 31, 2018 that would become vested upon their death. Stock options are valued based on the positive difference, if any, between the closing stock price of the Company’s Common Stock on January 31, 20187 and the exercise price for such options. With respect to performance shares granted on April 10, 2015, the Company has determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares. With respect to performance shares granted on April 1, 2016, the Company has determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares.  With respect to performance shares granted on April 3, 2017, the Company determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares. Accordingly, shares of performance-vesting restricted stock have been assigned a value that is 100% of the value of the closing stock price of the Company’s Common Stock on January 31, 2018 for each of the 2015, 2016 and 2017 grants of performance-vesting restricted stock.

(2)	Assumes performance was achieved at 100% of the target.

Disability

The following table summarizes the severance benefits due Messrs. Caliel, Anderson, Crooke and Maher upon their disability under their severance agreements and equity award agreements and the benefits due Mr. Purlee upon his disability under his restricted stock, stock option, RSU and performance share award agreements (in each case assuming that their disability occurred on January 31, 2018):

Name	Base Salary	Unvested Equity Compensation(1)	Annual Incentive Bonus(2)	Total
Michael J. Caliel	$660,000	$11,245,439	$660,000	$12,565,439
J. Michael Anderson	425,000	2,975,191	318,750	3,718,941
Steven F. Crooke	400,000	3,430,885	—	3,830,885
Larry Purlee	—	1,040,387	—	1,040,387
Kevin P. Maher	300,000	1,626,354	180,000	2,106,354
(1)

These calculations represent the value of unvested awards at January 31, 2018 that would become vested upon disability. Stock options are valued based on the positive difference, if any, between the closing stock price of the Company’s Common Stock on January 31, 2018 and the exercise price for such options. With respect to performance shares granted on April 10, 2015, the Company has determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares. With respect to performance shares granted on April 1, 2016, the Company has determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares.  With respect to performance shares granted on April 3, 2017, the Company determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares. Accordingly, shares of performance-vesting restricted stock have been assigned a value that is 100% of the value of the closing stock price of the Company’s Common Stock on January 31, 2018 for each of the 2015, 2016 and 2017 grants of performance-vesting restricted stock.

(2)	Assumes performance was achieved at 100% of the target.
Retirement

The following table summarizes the severance benefits due Messrs. Crooke and Purlee upon their retirement under his restricted stock, stock option, RSU and performance share award agreements (assuming their retirement occurred on January 31, 2018). Messrs. Caliel, Anderson and Maher are not retirement-eligible under the terms of the 2006 Equity Incentive Plan.

137879344.18

Name	Unvested Equity Compensation(1)
Steven F. Crooke	$2,564,914
Larry Purlee	1,109,544
(1)

These calculations represent the value of unvested awards at January 31, 2018 that would become vested upon retirement. Stock options are valued based on the positive difference, if any, between the closing stock price of the Company’s Common Stock on January 31, 2018 and the exercise price for such options. With respect to performance shares granted on April 10, 2015, the Company has determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares. With respect to performance shares granted on April 1, 2016, the Company has determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares.  With respect to performance shares granted on April 3, 2017, the Company determined that as of January 31, 2018 there was a 100% likelihood that the Company will achieve the performance conditions associated with such shares. Accordingly, shares of performance-vesting restricted stock have been assigned a value that is 100% of the value of the closing stock price of the Company’s Common Stock on January 31, 2018 for each of the 2015, 2016 and 2017 grants of performance-vesting restricted stock.

Change of Control

The following table summarizes the severance benefits due Messrs. Caliel, Anderson, Crooke and Maher under their severance agreements, retention bonus agreements and equity award agreements and the benefits due Mr. Purlee under his restricted stock, stock option, RSU and performance share award agreements upon a change of control (assuming the change of control occurred on January 31, 2018 and, for Messrs. Caliel, Anderson, Crooke and Maher, the termination by the Company without cause, or their voluntary termination due to their constructive termination, on such date):

Name	Base Salary and Bonus(1)	Unvested Equity Compensation(2)	Benefits(3)	Total
Michael J. Caliel	$2,640,000	$11,245,439	$34,056	$13,919,495
J. Michael Anderson	1,487,500	2,975,191	34,056	4,496,747
Steven F. Crooke	1,073,201	3,430,885	72,812	5,469,471	(4)
Larry Purlee	100,000	1,732,386	—	1,832,386
Kevin P. Maher	350,000	1,626,354	11,235	1,987,589
(1)

For Mr. Crooke, this amount represents the present value of three times his base salary as of January 31, 2018, paid out in bi-weekly installments over a three-year period using a discount rate of 7.5%. For Mr. Caliel and Mr. Anderson, this amount represents two times base salary as of January 31, 2018 and two times annual incentive bonus amount (assuming performance goal achievement at the target level) that would have been paid under the Company’s annual incentive bonus plan in a lump sum. Assumes performance was achieved at 100% of the target. For Mr. Maher, this amount represents one times his base salary as of January 31, 2018, plus the amount payable under his retention bonus agreement.  For Mr. Purlee, this amount represents the amount payable under his retention bonus agreement.

(2)

Represents value of unvested awards at January 31, 2018 that would become vested upon a change of control, regardless of whether the Executive’s employment is terminated, including all awards subject to performance conditions. Stock options are valued based on the positive difference, if any, between the closing price of the Company’s Common Stock on January 31, 2018 and the exercise price for such options.

(3)

Represents for Messrs. Caliel, Anderson and Maher a lump-sum payment equal to 24 times (or 12 times for Mr. Maher) the present monthly amount of Layne Christensen’s total premium cost to cover the Executive under Layne Christensen’s health, vision and dental plans, as well as the cost of coverage of any of his eligible dependents enrolled as of the date of his termination.  Represents for Mr. Crooke coverage under all employee benefit plans (other than the 401(k) retirement plan) that covered him prior to termination for three years.  Assumes Mr. Crooke earns the maximum Company match with respect to his health savings account for each year during the three-year period.

(4)

Mr. Crooke is the only Executive who would be entitled to a payment in respect of excise taxes in connection with “golden parachute payments” related to a change of control. The amount shown includes $892,573, which represents an estimate of a lump-sum gross-up payment on account of these excise taxes in the event Mr. Crooke becomes subject to this excise tax.

Generally, all severance payments under the agreements will begin following the Executive’s termination of employment. However, as is provided for in the Severance Agreements, certain delays in payment timing may occur in order to comply with Section 409A of the Internal Revenue Code.

Granite Construction Merger

The proxy statement/prospectus to be delivered to our shareholders in connection with their approval of the Merger will identify potential change in control payments to the Executives in connection with the Merger. The payments identified in the proxy statement/prospectus relating to the Merger will differ from the information set forth above because the disclosure requirements, time periods and assumptions differ from those set forth in the proxy statement/prospectus relating to the Merger. The payments our Executives will receive, if any, will differ from the information set forth in the proxy statement/prospectus relating to the Merger and from what is set forth above.

137879344.18

CEO PAY RATIO

Layne’s compensation and benefits philosophy and the overall structure of our compensation and benefit programs are broadly similar across the organization to encourage and reward all employees who contribute to our success. We strive to ensure the pay of every Layne employee reflects the level of their job impact and responsibilities and is competitive within our peer group. Compensation rates are benchmarked and set to be market-competitive in the country in which the jobs are performed. Layne’s ongoing commitment to pay equity is critical to our success in supporting a diverse workforce with opportunities for all employees to grow, develop, and contribute. Layne employs over 2,000 people mostly in the U.S. and smaller groups in Mexico and Brazil.

Under rules adopted pursuant to the Dodd-Frank Act of 2010, Layne is required to calculate and disclose the total compensation paid to its median paid employee, as well as the ratio of the total compensation paid to the median employee as compared to the total compensation paid to Layne’s CEO. The paragraphs that follow describe our methodology and the resulting CEO Pay ratio.

Our CEO to Median Employee pay ratio was calculated in accordance with what the SEC requires pursuant to Item 402(u) of Regulation S-K. We identified the Median Employee by examining the calendar year 2017 total gross compensation for all individuals, excluding our CEO, who were employed by us on December 31, 2017 (i.e., the last day of calendar year 2017). We included all employees, whether employed on a full-time, part-time, or seasonal basis.

The following adjustments were made with respect to total gross compensation:

(i)	annualized the compensation for any full-time employees that were not employed by us for all of 2017;
(ii)	applied a Brazilian Real to U.S. Dollar exchange rate to compensation paid in Brazilian Real; and
(iii)	applied a Mexican Peso to U.S. Dollar exchange rate to compensation paid in Mexican Pesos.

The following pay elements were included in the total gross compensation for each employee:

(i)	gross pay received in calendar year 2017 including regular, overtime, holiday, and sick pay; and
(ii)	annual incentive payment for performance in fiscal 2017.

The following pay elements were excluded in the total gross compensation for each employee:

(i)	company-paid portion of medical, dental, long-term disability, Executive long-term disability, and life insurance benefits; and
(ii)	company-paid match under the Company's Capital Accumulation Plan and health savings account contributions.

We determined our Median Employee by:

(i)	calculating the total gross compensation as described above for each of our employees for calendar year 2017;
(ii)	ranking the total gross compensation of all employees except for the CEO from lowest to highest; and
(iii)	finding the Median Employee using excel formula.

After identifying the Median Employee based on total gross compensation, we calculated the fiscal 2018 total compensation for such employee using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table above.

As illustrated in the table below, our fiscal 2018 CEO to Median Employee pay ratio is 65:1.

137879344.18

CEO to Median Employee Pay-Ratio
	CEO(a)	Median Employee(b)
Fiscal Year 2018 Base Salary	$660,000	$50,631
Bonus	—	—
Stock Awards	$1,320,000	—
Option Awards	—	—
Non-Equity Incentive Plan Compensation	$1,729,525	—
All Other Compensation	$24,917	$6,384
TOTAL	$3,734,442	$57,015
CEO Pay to Median Employee Pay Ratio	65 : 1
Notes:

(a) All Other Compensation for Mr. Caliel includes Capital Accumulation Plan match, group term life insurance premiums and health savings account match. The Capital Accumulation Plan match for Mr. Caliel includes $11,000 made in the first month of calendar year 2018, primarily related to his cash inducement award that was paid in calendar year 2018.

(b)  The Median Employee was part of a union and therefore not enrolled in any of the Company's benefit plans.  All Other Compensation represents the pay-out of accrued vacation time in connection with the Median Employee's separation from the Company in January 2018.

COMPENSATION OF DIRECTORS

Each non-employee director of the Company, except the Chairman of the Board, received an annual retainer equal to $65,000, and the Chairman of the Board received an annual retainer equal to $100,000. The Chairmen of the Audit, Compensation and Nominating & Corporate Governance Committees received additional annual retainers of $25,000, $17,500 and $10,000, respectively, while the members of each such committee received additional annual retainers of $10,000, $7,500 and $5,000, respectively. All such retainers were paid in quarterly installments.

For fiscal 2018, each non-employee director, except the Chairman, also received an annual award of restricted stock of the Company with a value approximately equal to $50,000 on the date of the award. For fiscal 2018, the Chairman received an annual award of restricted stock with a value equal to $75,000 on the date of the award as consideration for his services as a director. The annual equity award for fiscal 2018 was made on April 3, 2017. The restricted stock is valued based on the market price of the Company’s Common Stock on the day the stock is issued, vests one year from the date of issuance, and is otherwise subject to all of the terms and conditions of the Company’s 2006 Equity Incentive Plan, or such other plan under which the restricted stock may be issued. Directors of the Company who are also employees of the Company receive no compensation for service to the Company as directors.

A director may elect to defer receipt of all or a portion of his cash compensation in accordance with the terms of the Company’s Deferred Compensation Plan for Directors. Under the Company’s Deferred Compensation Plan for Directors, non-employee directors of the Company can elect to receive deferred compensation in three forms—a cash credit, a stock credit or a combination of the two. The value of deferrals made in the form of a stock credit track the value of the Company’s Common Stock. Deferrals made in the form of a cash credit will accumulate interest at a rate based on the annual yield of the longest term United States Treasury Bond outstanding at the end of the preceding year. All payments made under the plan will be made in cash. As of January 31, 2018, Mr. Brown had accumulated the equivalent of 28,813 shares of Common Stock in his stock credit account, Mr. Butler had accumulated the equivalent of 2,940 shares of

137879344.18

Common Stock in his stock credit account, Mr. Obus had accumulated the equivalent of 47,323 shares of Common Stock in his stock credit account and Mr. Gilmore had accumulated the equivalent of 152 shares of Common Stock in his stock credit account. Mr. Nesser and Mr. Krusi had no shares of Common Stock in their respective stock credit accounts

The following table sets forth the compensation paid to our directors during the fiscal year ended January 31, 2018. Because Mr. Caliel was also an employee of the Company during the fiscal year, his compensation is reported in our Summary Compensation Table and not in the following table.

Fiscal 2018 Director Compensation Table

Name	Fees Earned or Paid in Cash(1)	Restricted Stock Units(2)	Total
David A.B. Brown	$112,500	$75,000	$187,500
J. Samuel Butler	92,500	50,000	142,500
Nelson Obus	87,500	50,000	137,500
Robert R. Gilmore	102,500	50,000	152,500
John T. Nesser III	97,500	50,000	147,500
Alan P. Krusi	87,500	50,000	137,500
(1)	Includes amounts deferred under the Company’s Deferred Compensation Plan for Directors for the accounts of Mr. Obus and Mr. Gilmore in the amounts of $87,500 and $15,376, respectively.
(2)

The amount reported in this column is equal to the grant date fair value computed in accordance with Accounting Standards Codification (“ASC”) Topic 718 for each stock award. As of January 31, 2018, the Company had aggregate outstanding unvested restricted stock awards to non-employee directors in the amounts of 8,475 shares held by Mr. Brown, as well as 5,650 shares held by each of Messrs. Butler, Obus, Gilmore, Nesser and Krusi.

As of January 31, 2018, the Company had aggregate outstanding option awards to non-employee directors in the amounts of 168,345; 64,960; 39,885; 22,673, 6,444 and 32,874 held by Messrs. Brown, Butler, Obus, Gilmore, Nesser and Krusi, respectively.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans approved by security holders	2,545,161(2)	$13.30	787,245(3)
Equity Compensation Plans not approved by security holders	71,728(4)	8.60	—
Total	2,616,889	$13.23	787,245

(1)	The weighted average exercise price does not take into account the shares issuable upon the vesting of outstanding awards of restricted stock units or performance shares, which have no exercise price.

(2)

This number includes the following: 649,086 shares subject to outstanding stock options, 514,441shares subject to outstanding time-vesting restricted stock unit awards and 1,381,634 shares subject to outstanding performance-vesting restricted stock unit awards. The share numbers represented by time-vesting restricted stock units and performance-vesting restricted stock units awards the maximum amount of shares that may be awarded if the Company meets its best-case performance targets. All awards were granted under the 2006 Equity Incentive Plan, except for 3,750 stock option issued under the 2002 Stock Option Plan.

(3)	All shares listed as issuable pursuant to future awards under the 2006 Equity Incentive Plan.

(4)

Includes inducement grants made to Mr. Anderson in connection with his hiring. Mr. Anderson received an inducement grant consisting of (i) 10,000 stock options with an exercise price of $8.60 per share that will vest in 25% increments on or before July 20, 2018 if certain performance targets are met and (ii) 61,728 restricted stock units that will vest in 25% increments on or before July 20, 2018 if certain performance targets and other conditions are met.

137879344.18

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related

The following table sets forth certain information with respect to the beneficial ownership of shares of Layne Common Stock as of April 16, 2018 by:

• each beneficial owner of more than five percent of the shares of Layne Common Stock;

• each member of the Layne Board of Directors and each of the Executives of Layne; and

• the members of the Layne Board of Directors and all executive officers of Layne as a group.

Beneficial ownership is determined under rules of the SEC and generally includes any shares of Layne Common Stock over which a person exercises sole or shared voting and/or investment power. The table also includes the number of shares of Layne Common Stock underlying options that are or will be exercisable, or the conversion of the Convertible Notes, within 60 days of the date of this proxy statement/prospectus. Unless otherwise indicated and subject to community property laws where applicable, Layne believes that each of the stockholders named in the following table has sole voting and investment power with respect to the shares of Layne Common Stock beneficially owned.

The information in the following table regarding beneficial ownership of shares of Layne Common Stock held by entities known by Layne to beneficially own more than 5% of the shares of Layne Common Stock is included in reliance on a report filed by each entity with the SEC, except that the percentage is based on Layne’s calculations made in reliance on the number of shares of Layne Common Stock reported to be beneficially owned by the entity in such report and the number of shares of Layne Common Stock outstanding on April 16, 2018.

	Shares of Layne Common Stock
Name of Beneficial Owner	Number	Percentage
5% Stockholders:
Van Den Berg Management I, Inc.(1)	2,227,757	11.2%
Granite Construction Incorporated(2)	1,997,308	10.0%
Royce & Associates, LLC(3)	1,987,867	10.0%
Cetus Capital II, LLC(4)	2,028,633	9.9%
GAMCO Investors, Inc.(5)	1,931,850	9.7%
Linden Capital L.P.(6)	1,948,512	8.9%
Wynnefield Partners Small Cap Value LP(7)	1,781,642	8.9%
Highbridge Capital Management, LLC(8)	1,794,872	8.3%
Rutabaga Capital Management(9)	1,276,041	6.4%
BlackRock, Inc.(10)	1,203,505	6.0%
Corre Partners Management, LLC(11)	1,184,962	5.6%
Steelhead Partners, LLC(12)	1,109,658	5.3%
Directors and Executive Officers:

Michael J. Caliel(13)	625,150	3.1%
J. Michael Anderson(13)	38,761	*
Steven F. Crooke(13)	261,186	1.3%
Larry Purlee(13)	93,572	*
Kevin Maher(13)	72,301	*
Nelson Obus(14)	1,861,792	9.3%
David A.B. Brown(15)	227,033	1.1%
J. Samuel Butler(15)	81,285	*
Robert R. Gilmore(15)	51,285	*
John T. Nesser III(15)	34,929	*
Alan P. Krusi(15)	38,524	*
All directors and executive officers as a group(16)	3,385,818	15.9%

* Less than 1%

(1)

The ownership reported is based on Amendment No. 3 to Schedule 13G filed with the SEC on February 14, 2018 by Van Den Berg Management I, Inc., with a principal business address of 805 Las Cimas Parkway, Suite 430,

137879344.18

Austin, TX 78746. Van Den Berg Management I, Inc., an investment adviser, furnishes investment advice to various investment advisory clients. In all cases, persons other than Van Den Berg Management I, Inc. have the right to receive, or the power to direct the receipt of, dividends from, or proceeds from the sale of the shares. The securities reported in the Schedule 13G are owned by Van Den Berg Management I, Inc. and investment advisory clients. To the knowledge of Van Den Berg Management I, Inc., the interest of any one such investment advisory client does not exceed 5% of the class of securities.

(2)

The ownership reported is based on Schedule 13D filed with the SEC on February 28, 2018 by Granite, with a principal business address of 585 West Beach Street, Watsonville, California 95076. The Schedule 13D reports that Granite has shared voting and dispositive power with respect to all shares of Layne Common Stock it beneficially owns.  Granite Construction may be deemed to have beneficial ownership of an aggregate of 1,997,308 shares of Layne Common Stock based on representations made by Wynnefield Capital Management, LLC and certain of its affiliates, the Executives and all of the Company's directors (collectively, the "Voting Stockholders") pursuant to the voting agreements entered into by Granite Construction and the Voting Stockholders in connection with the Merger.

(3)

The ownership reported is based on Amendment No. 5 to Schedule 13G filed with the SEC on January 3, 2018, by Royce & Associates, LLC, with a principal business address of 745 Fifth Avenue, New York, NY 10151. Amendment No. 5 to Schedule 13G reports that Royce & Associates, LLC has sole voting and dispositive power with respect to all of the shares it beneficially owns.

(4)

The ownership reported is based on Amendment No. 1 to the Schedule 13D filed with the SEC on March 20, 2018, jointly by Cetus Capital II, LLC, Cetus Capital III, L.P., Littlejohn Opportunities Master Fund LP, VSS Fund, L.P. and OFM II, L.P. (collectively, the "Cetus Funds"), each with a principal business address of 8 Sound Shore Drive, Suite 303, Greenwich, CT 06830. Cetus Capital II, LLC may be deemed to beneficially own and has sole voting and dispositive power with respect to 242,749 shares of Layne Common Stock issuable upon conversion of the Convertible Notes that Cetus Capital II, LLC owns. Cetus Capital III, L.P. owns 715,716 shares of Layne Common Stock and may be deemed to beneficially own and has sole voting and dispositive power with respect to (i) 38,000 shares of Layne Common Stock exercisable within 60 days of April 16, 2018, and (ii) 871,864 shares of Layne Common Stock issuable upon conversion of the Convertible Notes that Cetus Capital III, L.P. owns. Littlejohn Opportunities Master Fund LP owns 264,418 shares of Layne Common Stock and may be deemed to beneficially own and has sole voting and dispositive power with respect to (i) 19,000 shares of Layne Common Stock exercisable within 60 days of April 16, 2018, and (ii) 242,120 shares of Layne Common Stock issuable upon conversion of the Convertible Notes that Littlejohn Opportunities Master Fund LP owns. VSS Fund L.P. owns 249,552 shares of Layne Common Stock and may be deemed to beneficially own and has sole voting and dispositive power with respect to (i) 17,000 shares of Layne Common Stock exercisable within 60 days of April 16, 2018, and (ii) 179,590 shares of Layne Common Stock issuable upon conversion of the Convertible Notes that VSS Fund L.P. owns. OFM II, L.P. owns 224,740 shares of Layne Common Stock and may be deemed to beneficially own and has sole voting and dispositive power with respect to 26,000 shares of Layne Common Stock exercisable within 60 days of April 16, 2018. However, based upon the terms of the Convertible Notes, the holders thereof may not convert such securities if on any date, such holder would be deemed the beneficial owner of more than 9.9% of the then outstanding shares of the Layne Common Stock. Based on the number of shares of Layne Common Stock outstanding as of April 16, 2018, the Cetus Funds would not be able to convert all of the Convertible Notes beneficially owned by the Cetus Funds. Consequently, the “Percentage Shares of Layne Common Stock” listed in the table gives effect to the 9.9% ownership cap.

(5)	The ownership reported is based on Form 13F filed with the SEC on September 28, 2017 by GAMCO Investors, Inc., with a principal business address of One Corporate Center, Rye, New York.
(6)

The ownership reported is based on Amendment No. 1 to Schedule 13G filed with the SEC on January 12, 2018, jointly by Linden Capital L.P., with a principal business address of Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda, and Linden Advisors LP, Linden GP LLC and Siu Min Wong, each with a principal business address of 585 West Beach Street, Watsonville, California 95076. Amendment No. 1 to Schedule 13G reports that Linden Capital L.P., Linden Advisors LP, Linden GP LLC and Siu Min Wong have shared voting and shared dispositive power with respect to all shares of Layne Common Stock they collectively beneficially own.  Represents shares of Layne Common Stock issuable upon conversion of the Convertible Notes that Linden Capital L.P. owns. Based upon the terms of the Convertible Notes, the holders thereof may not convert such securities if on any date, such holder would be deemed the beneficial owner of more than 9.9% of the then outstanding shares of the Layne Common Stock. Based on the number of shares of Layne Common Stock outstanding as of April 16, 2018, Linden Capital would be able to convert all of the Convertible Notes beneficially owned by Linden Capital. Consequently, the “Percentage Shares of Layne Common Stock” listed in the table gives the percentage that would be owned upon the conversion of all the Convertible Notes held by Linden Capital.

137879344.18

(7)

The ownership reported is based on Amendment No. 2 to Schedule 13D of Wynnefield Partners Small Cap Value Funds filed with the SEC on January 19, 2016. The Schedule 13D reports that as of January 19, 2016, Wynnefield Partners Small Cap Value, L.P., beneficially owned 534,657 shares of the Layne Common Stock, Wynnefield Partners Small Cap Value, L.P. I beneficially owned 857,884 shares of Layne Common Stock, the Wynnefield Partners Small Cap Value Offshore Fund, Ltd. beneficially owned 308,401 shares of Layne Common Stock, Wynnefield Capital Management, LLC holds an indirect beneficial interest in the 1,392,541 shares held by Wynnefield Partners Small Cap Value, L.P., and Wynnefield Partners Small Cap Value, L.P. I, and the Wynnefield Capital, Inc. Profit Sharing Plan beneficially owned 80,700 shares of Layne Common Stock, for a total of 1,781,642 shares. Wynnefield Capital, Inc. holds an indirect beneficial interest in (a) the 308,401 shares held by the Wynnefield Partners Small Cap Values Offshore Fund, Ltd. Offshore Fund, Nelson Obus and Joshua Landes, as a result of their various positions with the Wynnefield Partners Small Cap Value Funds and (b) the 1,781,642 held by the various entities within the Wynnefield Partners Small Cap Value Funds. The business address for the Wynnefield Partners Small Cap Value Funds is 450 Seventh Avenue, Suite 509, New York, New York 10123.

(8)

The ownership reported is based on Amendment No. 3 to Schedule 13G filed with the SEC on February 14, 2018, jointly by Highbridge Capital Management, LLC and 1992 MSF International Ltd. (formerly known as Highbridge International LLC), each with a principal business address of 40 West 57th Street, 33rd Floor, New York, New York 10019. The Schedule 13G reports that 1992 MSF International Ltd. may be deemed to beneficially own and has shared voting and dispositive power with respect to 1,230,769 shares of Layne Common Stock issuable upon conversion of the Convertible Notes and that the funds may be deemed to beneficially own and has shared voting and dispositive power with respect to 1,794,872 shares of Layne Common Stock upon conversion of the Convertible Notes held by the funds. Based upon the terms of the Convertible Notes, the holders thereof may not convert such securities if on any date, such holder would be deemed the beneficial owner of more than 9.9% of the then outstanding shares of the Layne Common Stock. Based on the number of shares of Layne Common Stock outstanding as of April 16, 2018, the funds would be able to convert all of the Convertible Notes beneficially owned by the funds. Consequently, the “Percentage Shares of Layne Common Stock” listed in the table gives the percentage that would be owned upon the conversion of all the Convertible Notes held by the funds.

(9)

The ownership reported is based on Amendment No. 6 to Schedule 13G filed with the SEC on February 9, 2018, by Rutabaga Capital Management, with a principal business address of 64 Broad Street, 3rd Floor, Boston, MA 02109. Amendment No. 6 to Schedule 13G reports that Rutabaga Capital Management has sole voting power with respect to 1,070,098 shares of Layne Common Stock, shared voting power with respect to 205,943 shares of Layne Common Stock and sole dispositive power with respect to all of the shares of Layne Common Stock that it beneficially owns.

(10)

The ownership reported is based on Amendment No. 1 to Schedule 13G filed with the SEC on January 25, 2018, by BlackRock, Inc., with a principal business address of 55 East 52nd Street, New York, New York 10022. Amendment No. 1 to Schedule 13G reports that BlackRock, Inc. has sole voting power with respect to 1,187,761 shares of Layne Common Stock and sole dispositive power with respect to all shares of Layne Common Stock that it beneficially owns.

(11)

The ownership reported is based on Amendment No. 2 to Schedule 13G filed with the SEC on February 8, 2018, jointly by Corre Opportunities Qualified Master Fund, LP, Corre Opportunities II Master Fund LP, Corre Opportunities Fund, LP, Corre Partners Advisors, LLC, Corre Partners Management, LLC, John Barrett and Eric Soderlund (the "Reporting Persons"), each with a principal business address of 12 East 49th Street, Suite 4003, New York, New York 10017. Amendment No. 2 to Schedule 13G reports that the Reporting Persons may be deemed to beneficially own and has shared voting and dispositive power with respect to 1,184,962 shares of Layne Common Stock issuable upon conversion of the Convertible Notes held by the Reporting Persons. Based upon the terms of the Convertible Notes, the holders thereof may not convert such securities if on any date, such holder would be deemed the beneficial owner of more than 9.9% of the then outstanding shares of the Layne Common Stock. Based on the number of shares of Layne Common Stock outstanding as of April 16, 2018, the Reporting Persons would be able to convert all of the Convertible Notes beneficially owned by the Reporting Persons. Consequently, the “Percentage Shares of Layne Common Stock” listed in the table gives the percentage that would be owned upon the conversion of all the Convertible Notes held by the Reporting Persons.

(12)

The ownership reported is based on Schedule 13G filed with the SEC on February 15, 2018 by Steelhead Partners, LLC, James Michael Johnston and Brian Katz Klein, each with a principal business address of 333 108th Avenue NE, Suite 2010, Bellevue, WA 98005, and Steelhead Pathfinder Master, L.P., with a principal business address of P.O. Box 309, Ugland House, Grand Cayman, KY1-1104, Cayman Islands. The Schedule 13G reports that Steelhead Partners, LLC has sole voting and dispositive power with respect to all shares of Layne Common Stock it beneficially owns. Steelhead Partners, LLC held the securities by and for the benefit of the Steelhead Pathfinder

137879344.18

Master, L.P., and may be deemed to beneficially own the securities held by Steelhead Pathfinder Master, L.P. The shares of Layne Common Stock beneficially owned by Steelhead Partners, LLC are held by and for the benefit of the Steelhead Pathfinder Master, L.P. Steelhead Partners, LLC, as the investment manager of Steelhead Pathfinder Master, L.P., and the sole member of Steelhead Pathfinder Master, L.P.’s general partner, and each of J. Michael Johnston and Brian K. Klein, as the member-managers of Steelhead Partners, LLC, may be deemed to beneficially own the shares of Layne Common Stock held by Steelhead Pathfinder Master, L.P. for the purposes of Rule 13d-3 under the Exchange Act, insofar as they may be deemed to have the power to direct the voting or disposition of those shares of Layne Common Stock. Each of Steelhead Partners, LLC, Mr. Johnston and Mr. Klein disclaims beneficial ownership as to the Securities, except to the extent of his or its pecuniary interests therein.  Represents shares of Layne Common Stock issuable upon conversion of the Convertible Notes that Steelhead Pathfinder Master, L.P. owns. Based upon the terms of the Convertible Notes, the holders thereof may not convert such securities if on any date, such holder would be deemed the beneficial owner of more than 9.9% of the then outstanding shares of the Layne Common Stock. Based on the number of shares of Layne Common Stock outstanding as of April 16, 2018, Steelhead Pathfinder Master, L.P. would be able to convert all of the Convertible Notes beneficially owned by Steelhead Pathfinder Master, L.P. Consequently, the “Percentage Shares of Layne Common Stock” listed in the table gives the percentage that would be owned upon the conversion of all the Convertible Notes held by Steelhead Pathfinder Master, L.P.

(13)	Includes the following:

Name	Options Exercisable within 60 days of April 16, 2018	RSUs that vested in April 2018	PSUs that vested in April 2018
Michael J. Caliel	109,409	50,286	416,717
J. Michael Anderson	10,000	—	19,761
Steven F. Crooke	111,031	16,956	126,278
Larry Purlee	22,971	6,619	55,610
Kevin P. Maher	12,896	6,683	51,387

In connection with the Merger, the above individuals have agreed to not exercise their options until the earlier of (i) the termination of the Merger Agreement and (ii) December 15, 2018. In addition, in connection with the Merger, the settlement of these RSUs and PSUs has been deferred until the earliest of (i) the Effective Time, (ii) the termination of the Merger Agreement and (iii) December 15, 2018.  Pursuant to the Merger Agreement, at the Effective Time, the RSUs, PSUs and options will automatically, and without any action on the part of the holder, be cancelled and, in exchange therefor, converted into the right to receive an amount of cash determined in accordance with the Merger Agreement.

(14)

Mr. Obus is president of Wynnefield Capital, Inc. and a managing member of Wynnefield Capital Management, LLC. Both companies have indirect beneficial ownership in securities held in the name of Wynnefield Partners Small Cap Value, L.P., Wynnefield Partners Small Cap Value, L.P. I, Wynnefield Partners Small Cap Value Offshore Fund, Ltd., Channel Partnership II, L.P. and the Wynnefield Capital, Inc. Profit Sharing & Money Purchase Plan, which, combined, own 1,798,245 of the indicated shares of Layne Common Stock. Includes 18,012 shares of Layne Common Stock held directly by Mr. Obus. Also includes options for the purchase of 39,885 shares of the Layne Common Stock exercisable within 60 days of April 16, 2018 and 5,650 Layne RSUs that vested in April 2018.  In connection with the Merger, Mr. Obus has agreed to not exercise his options until the earlier of (i) the termination of the Merger Agreement and (ii) December 15, 2018.  In addition, in connection with the Merger, the settlement of these RSUs has been deferred until the earliest of (i) the Effective Time, (ii) the termination of the Merger Agreement and (iii) December 15, 2108.  Pursuant to the Merger Agreement, at the Effective Time, the RSUs and options will automatically, and without any action on the part of Mr. Obus, be cancelled and, in exchange therefor, converted into the right to receive an amount of cash determined in accordance with the Merger Agreement.

137879344.18

(15)	Includes the following:

Name	Options Exercisable within 60 days of April 16, 2018	RSUs that vested in April 2018
David A.B. Brown	168,345	8,475
J. Samuel Butler	64,960	5,650
Robert R. Gilmore	22,673	5,650
John T. Nesser III	6,444	5,650
Alan P. Krusi	32,874	5,650

In connection with the Merger, the above individuals have agreed to not exercise their options until the earlier of (i) the termination of the Merger Agreement and (ii) December 15, 2018.  In addition, in connection with the Merger, the settlement of these RSUs and PSUs has been deferred until the earliest of (i) the Effective Time, (ii) the termination of the Merger Agreement and (iii) December 15, 2018.  Pursuant to the Merger Agreement, at the Effective Time, the RSUs and options will automatically, and without any action on the part of the holder, be cancelled and, in exchange therefor, converted into the right to receive an amount of cash determined in accordance with the Merger Agreement.

(16)	See footnotes (13), (14) and (15).
Item 13.	Certain Relationships, Related Transactions and Director Independence

The Company considers any transaction that would require disclosure under Item 404(a) of Regulation S-K to be a related-party transaction. The Company has an Employee Conflict of Interest Policy that requires employees to identify potential conflicts of interest, including related-party transactions, to the Compliance Department. Furthermore, the Company’s Audit Committee must review and approve all related-party transactions that are required to be disclosed pursuant to Item 404(a) of Regulation S-K.

The Company was not a party to any transactions with any directors or executive officers of the Company during the last fiscal year requiring disclosure under the regulations of the Securities and Exchange Commission.

All of the members of the Board of Directors are independent within the meaning of SEC regulations and the NASDAQ listing standards, with the exception of Michael J. Caliel. Mr. Caliel is considered an inside director because of his employment as an executive of the Company. During Mr. Brown’s service as interim President and CEO, he was not considered independent. Following such service, which did not last longer than a year, the Board of Directors determined that he is independent under applicable SEC regulations and the NASDAQ listing standards.  All of the members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee are independent within the meaning of the SEC regulations and the NASDAQ listing standards applicable to such committees.

Item 14.	Principal Accountant Fees and Services

During fiscal 2017 and 2018, Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited and their respective affiliates (collectively, “Deloitte & Touche”) provided various audit and non-audit services to the Company as follows:

(a) Audit Fees: Aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and assessment of internal controls over financial reporting, and review of financial statements included in the Company’s Form 10-Q reports, as well as statutory audits for international entities and procedures for registration statements.

137879344.18

Fiscal 2018	Fiscal 2017
$2,062,130	$2,157,691

(b) Audit-Related Fees: Audit-related fees include benefit plan audits and various other matters.

Fiscal 2018	Fiscal 2017
$46,590	—

(c) Tax Fees: Tax fees include income tax consultation and assistance in filing income tax returns.

Fiscal 2018	Fiscal 2017
$446,300	$162,141

(d) All Other Fees: All other fees relate to licensing of access to an on-line accounting research facility, consultation on the proposed Merger with Granite Construction, potential acquisitions and miscellaneous fees for services. The Company did not incur any fees relating to the design and implementation of financial information systems in either fiscal 2017 or fiscal 2018.

Fiscal 2018	Fiscal 2017
$559,534	$5,290

The Audit Committee of the Board of Directors has considered whether provision of the services described in sections (b), (c) and (d) above is compatible with maintaining the registered public accounting firm’s independence and has determined that such services have not adversely affected Deloitte & Touche’s independence.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee’s Policy for the Approval of Audit, Audit-Related, Tax and Other Services provided by the Independent Auditor provides for the pre-approval of the scope and estimated fees associated with the current year audit. The policy also requires pre-approval of audit-related, tax and other services specifically described by management on an annual basis and, furthermore, additional services anticipated to exceed the specified pre-approval limits for such services must be separately approved by the Audit Committee. Finally, the policy outlines nine specific restricted services outlined in the SEC’s rule on auditor independence that are not to be performed by the independent auditor. None of the services performed by Deloitte & Touche, as described above, were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X.

All of the services described in sections (b), (c) and (d) above were pre-approved by the Audit Committee.

PART IV

(a)	Financial Statements, Financial Statement Schedules and Exhibits:
3.	Exhibits: The exhibits filed with or incorporated by reference in this report are listed below:

137879344.18

Exhibit Number	Description
31.3	Section 302 Certification of Chief Executive Officer of the Company.
31.4	Section 302 Certification of Chief Financial Officer of the Company.

137879344.18

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Layne Christensen Company

By:  /s/ Michael J. Caliel
Michael J. Caliel
President and Chief Executive Officer

Dated April 20, 2018

137879344.18