Form 10-Q
period 2018-04-30
LAYNE CHRISTENSEN CO
filed 2018-06-05
CIK 888504

6

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2018

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

There were 20,068,036 shares of common stock, $.01 par value per share, outstanding on May 25, 2018.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

Form 10-Q

For the QUARTERLY PERIOD ENDED April 30, 2018

PART I

ITEM 1. Financial Statements

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
(in thousands)	2018	2018
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,805	$32,041
Customer receivables, less allowance of $1,862 and $2,084, respectively	73,681	59,558
Costs and estimated earnings in excess of billings on uncompleted contracts	41,088	43,177
Inventories	23,258	20,020
Other	10,556	11,915
Total current assets	166,388	166,711
Property and equipment, net	119,441	120,604
Other assets:
Investment in affiliates	54,512	53,325
Goodwill	8,915	8,915
Other intangible assets, net	3,700	3,844
Restricted deposits - long-term	6,190	6,572
Other	8,150	8,408
Total other assets	81,467	81,064
Total assets	$367,296	$368,379

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$68,036	$67,293
Accounts payable	41,487	42,330
Billings in excess of costs and estimated earnings on uncompleted contracts	7,960	8,796
Other current liabilities	50,291	53,044
Total current liabilities	167,774	171,463
Noncurrent liabilities:
Long-term debt	98,985	98,769
Self-insurance reserve	11,755	11,464
Deferred income taxes	827	769
Other	28,539	28,404
Total noncurrent liabilities	140,106	139,406
Equity:
Common stock, par value $.01 per share, 60,000 shares authorized, 20,059 and 19,917 shares issued and outstanding, respectively	201	199
Capital in excess of par value	372,016	372,049
Accumulated deficit	(293,469)	(296,174)
Accumulated other comprehensive loss	(19,380)	(18,612)
Total Layne Christensen equity	59,368	57,462
Noncontrolling interests	48	48
Total equity	59,416	57,510
Total liabilities and equity	$367,296	$368,379

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months
	Ended April 30,
	(unaudited)
(in thousands, except per share data)	2018	2017
Revenues	$114,551	$110,913
Cost of revenues (exclusive of depreciation and amortization, shown below)	(86,026)	(86,250)
Selling, general and administrative expenses (exclusive of depreciation and amortization shown below)	(17,120)	(17,640)
Depreciation and amortization	(6,763)	(6,484)
Gain on sale of fixed assets	4,609	612
Equity in earnings of affiliates	1,714	711
Restructuring costs	(2,806)	(428)
Interest expense	(4,408)	(4,200)
Other income (expense), net	99	(163)
Income (loss) from continuing operations before income taxes	3,850	(2,929)
Income tax expense	(970)	(1,050)
Net income (loss) from continuing operations	2,880	(3,979)
Net loss from discontinued operations	(175)	(19,482)
Net income (loss)	$2,705	$(23,461)

Income (loss) per share information:
Income (loss) per share from continuing operations - basic	$0.14	$(0.20)
Loss per share from discontinued operations - basic	(0.01)	(0.98)
Income (loss) per share - basic	$0.13	$(1.18)

Income (loss) per share from continuing operations - diluted	$0.14	$(0.20)
Loss per share from discontinued operations - diluted	(0.01)	(0.98)
Income (loss) per share - diluted	$0.13	$(1.18)
Weighted average shares outstanding - basic	20,122	19,796
Weighted average shares outstanding - dilutive	21,159	19,796

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months
	Ended April 30,
	(unaudited)
(in thousands)	2018	2017
Net income (loss)	$2,705	$(23,461)
Other comprehensive loss:
Foreign currency translation adjustments (net of taxes of $0.0 and $0.0 million for 2018 and 2017, respectively)	(768)	(356)
Other comprehensive loss	(768)	(356)
Comprehensive income (loss)	$1,937	$(23,817)

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (UNAUDITED)

				Retained	Accumulated	Total
			Capital In	Earnings	Other	Layne
	Common Stock		Excess of	(Accumulated	Comprehensive	Christensen	Noncontrolling
(in thousands)	Shares	Amount	Par Value	Deficit)	Loss	Equity	Interests	Total
Balance February 1, 2018	19,917	$199	$372,049	$(296,174)	$(18,612)	$57,462	$48	$57,510
Net income	—	—	—	2,705	—	2,705	—	2,705
Other comprehensive loss	—	—	—	—	(768)	(768)	—	(768)
Issuance of stock for vested restricted stock units	192	2	(2)	—	—	—	—	—
Shares purchased and subsequently cancelled	(50)	—	(730)	—	—	(730)	—	(730)
Equity-based compensation	—	—	699	—	—	699	—	699
Balance April 30, 2018	20,059	$201	$372,016	$(293,469)	$(19,380)	$59,368	$48	$59,416

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

	Three Months Ended April 30,
	(unaudited)
(in thousands)	2018	2017
Cash flow from operating activities:
Net income (loss)	$2,705	$(23,461)
Adjustments to reconcile net loss to cash flow from operating activities:
Depreciation and amortization	6,763	6,771
Bad debt (recovery) expense	(220)	1,313
Loss on sale of discontinued operations	—	16,707
Deferred income taxes	58	(27)
Equity-based compensation	699	682
Amortization of discount and deferred financing costs	1,248	1,098
Gain on sale of fixed assets	(4,609)	(616)
Equity in earnings of affiliates	(1,714)	(711)
Dividends received from affiliates	527	1,005
Changes in assets and liabilities:
Customer receivables	(14,138)	(11,648)
Costs and estimated earnings in excess
of billings on uncompleted contracts	2,091	(433)
Inventories	(3,595)	(1,483)
Other current assets	151	585
Accounts payable and accrued expenses	(3,992)	(2,454)
Billings in excess of costs and
estimated earnings on uncompleted contracts	(836)	1,905
Other, net	255	954
Cash used in operating activities	(14,607)	(9,813)
Cash flow from investing activities:
Capital expenditures	(5,360)	(11,147)
Proceeds from sale of fixed assets	7,279	767
Proceeds from sale of business	—	5,804
Investment in foreign affiliate	—	(25)
Cash provided by (used in) investing activities	1,919	(4,601)
Cash flow from financing activities:
Principal payments under capital lease obligation	(9)	(2)
Debt issuance costs	(1,250)	—
Purchases and retirement of Company shares	(730)	—
Cash used in financing activities	(1,989)	(2)
Effects of exchange rate changes on cash	59	(43)
Net decrease in cash, cash equivalents and restricted deposits	(14,618)	(14,459)
Cash, cash equivalents and restricted deposits at beginning of period	38,613	74,055
Cash, cash equivalents and restricted deposits at end of period	$23,995	$59,596

See Notes to Condensed Consolidated Financial Statements.

LAYNE CHRISTENSEN COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Summary of Significant Accounting Policies

Description of Business—Layne Christensen Company and its subsidiaries (together, “Layne,” the “Company,” “we,” “our,” or “us”) is a global water management, drilling and infrastructure services and drilling company, providing responsible solutions to the world of essential natural resources – water, minerals and energy. We primarily operate in North America and Brazil and through our affiliates in Latin America. Our customers include government agencies, investor-owned utilities, industrial companies, global mining companies, consulting engineering firms, oil and gas companies, power companies and agribusinesses. We have an ownership interest in certain foreign affiliates operating in Latin America. See Note 8 to the Condensed Consolidated Financial Statements.

Fiscal Year—Our fiscal year end is January 31. References to fiscal years, or “FY2019” are to the twelve months then ended January 31 of that year.

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

Investment in Affiliated Companies—Investments in affiliates (20% to 50% owned) in which we have the ability to exercise significant influence, but do not hold a controlling interest over operating and financial policies, are accounted for by the equity method. We performed a qualitative assessment to determine the existence of events and circumstances that would lead to a determination that a triggering event occurred that would indicate a loss in value of the investment. If such a conclusion is reached, then we would be required to perform a quantitative impairment assessment over the value of our investments. However if the assessment leads to a determination that the fair value of the investments is greater than the carrying amount, no further assessments are required. As of January 31, 2018, we performed a qualitative assessment and concluded no triggering events had occurred. Distributions from our equity method investees are accounted for using the cumulative earnings approach on our Consolidated Statement of Cash Flows. Distributions received are considered returns on investment and classified as cash inflows from operating activities, unless the investor’s cumulative distribution received less distributions received in prior periods that were determined to be returns of investment exceed cumulative equity in earnings recognized by the investor. When such an excess occurs, the current-period distribution up to this excess is considered a return on investment and classified as cash inflows from investing activities.

Presentation—The unaudited Condensed Consolidated Financial Statements included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. Accordingly, certain information and disclosures normally included in our annual consolidated financial statements have been condensed or omitted. These Condensed Consolidated Financial Statements should be read in conjunction with our consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 (“Annual Report”). We believe the Condensed Consolidated Financial Statements included herein reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the interim periods. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full year. In the Notes to Condensed Consolidated Financial Statements, all dollar amounts in tabulations are in thousands of dollars, unless otherwise indicated.

As discussed further in Note 11 to the Condensed Consolidated Financial Statements, during the first quarter of FY2018, we completed the sale of substantially all of the assets of our Heavy Civil business. The results of operations related to the Heavy Civil business have been classified as discontinued operations for all periods presented. Unless noted otherwise, discussion in these Notes to Condensed Consolidated Financial Statements pertain to continuing operations.

Effect of Adopting Accounting Standards Codification (“ASC”) Topic 606

On February 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, (“ASC Topic 606”) using the full retrospective method. As a result of adoption, our prior-period financial statements and disclosures have been restated using the cumulative catch-up method. We have updated our accounting policies and internal controls, and implemented changes to our business processes and information systems to support the new revenue recognition and disclosure requirements.

The objective of ASC Topic 606 is to report useful information to users of our financial statements about the nature, amount, timing, and uncertainty of revenue and cash flows arising from a contract with our customer and to recognize revenue at an amount that reflects the consideration to which we expect to be entitled to receive in exchange for transferring goods or services to a customer.

The adoption of ASC Topic 606, Revenue from Contracts with Customers, had three primary impacts on our Condensed Consolidated Financial Statements -

(1) Prior to adoption of ASC Topic 606, we would recognize revenue and cost under the completed contract method on smaller, shorter-term duration contracts in our Water Resource segment once the contract was completed. This method is no longer permitted under the new guidance, and we now recognize revenue and cost over time when control of the goods and/or services is transferred to the customer.

(2) Under ASC Topic 606 the unit of account is a performance obligation, which is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. This change eliminated segmentation treatment for certain customer contracts in our Inliner segment.

(3) The impact of (1) and (2) above on profit recorded in prior years is now reflected in the period identified (cumulative catch-up method), rather than prospectively over the remaining contract term. The cumulative effect of the adoption was recognized as a reduction to retained earnings of $43 thousand on January 31, 2018. See Note 9 to the Condensed Consolidated Financial Statements for further discussion.

As part of our adoption, we applied the following practical expedients:

•	We did not restate projects that utilized the completed contract method that began and ended in the same annual reporting period. (ASC Topic 606-10-65-1(f)(1))
•

We utilized the contract transaction price at the date the contract was completed rather than estimating variable consideration amounts in the comparative reporting periods. (ASC Topic 606-10-65-1(f)(2))

•

For contracts that were modified before the beginning of the earliest reporting period presented in accordance with the standard, we did not retrospectively restate the contract for those modifications in accordance with the contract modification guidance in ASC Topic 606-10-25-12 and 25-13. Instead we reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. (ASC Topic 606-10-65-1(f)(4))

•

We recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less. (ASC Topic 340-40-25-4))

•

As a practical expedient, when we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date, we recognize revenue in the amount to which we have a right to invoice. (ASC Topic 606-10-55-18)

The following tables summarize the effects of adopting this accounting standard on our unaudited Condensed Consolidated Financial Statements.

	As of January 31, 2018
	As Previously	Impact of Adoption
(in thousands)	Presented	of ASC Topic 606	As Adjusted
ASSETS
Current assets:
Costs and estimated earnings in excess of billings on uncompleted contracts	$44,987	$(1,810)	$43,177

LIABILITIES AND EQUITY
Current liabilities:
Billings in excess of costs and estimated earnings on uncompleted contracts	10,563	(1,767)	8,796
Equity:
Accumulated deficit	$(296,131)	$(43)	$(296,174)

	Three Months Ended April 30, 2017
	As Previously	Impact of Adoption
(in thousands, except per share data)	Presented	of ASC Topic 606	As Adjusted
Revenues	$111,507	$(594)	$110,913
Cost of revenues (exclusive of depreciation and amortization, shown below)	(86,283)	33	(86,250)
Loss from continuing operations before income taxes	(2,368)	(561)	(2,929)
Net loss from continuing operations	(3,418)	(561)	(3,979)
Net loss	$(22,900)	$(561)	$(23,461)
Loss per share from continuing operations - basic and diluted	$(0.17)	$(0.03)	$(0.20)
Loss per share - basic and diluted	(1.15)	(0.03)	(1.18)
(1)	Of the $594 revenue adjustment, $253 relates to Water Resources and $341 relates to Inliner, all in the U.S.
(2)	The $33 cost of revenues (exclusive of depreciation and amortization) adjustment relates to Water Resources, in the U.S.

Business Segments—We report our financial results under three reporting segments consisting of Water Resources, Inliner, and Mineral Services.

We report corporate expenses under the title “Unallocated Corporate.” Unallocated corporate expenses primarily consist of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include expenses related to accounting, financial reporting, internal audit, treasury, legal, information technology, tax compliance, executive management and board of directors.

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

Foreign Currency Transactions and Translation—In accordance with ASC Topic 830, “Foreign Currency Matters,” gains and losses resulting from foreign currency transactions are included in the Condensed Consolidated Statements of Operations. Assets and liabilities of non-U.S. subsidiaries whose functional currency is the local currency are translated into U.S. dollars at exchange rates prevailing at the balance sheet date. The net foreign currency exchange differences resulting from these translations are reported in accumulated other comprehensive income (loss). Revenues and expenses are translated at average foreign currency exchange rates during the reporting period.

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

Net foreign currency transaction gains (losses) were $0.1 million and ($0.3) million for the three months ended April 30, 2018 and 2017, respectively, and are recorded in other income (expense), net in the accompanying Condensed Consolidated Statements of Operations.

Inventories—In February 2017, we adopted Accounting Standards Update (“ASU”) 2015-11 “Inventory (Topic 330) – Simplifying the Measurement of Inventory” issued by the Financial Accounting Standards Board (the “FASB”) on July 22, 2015. We adopted this ASU on a prospective basis, as such, our inventories are valued at the lower of cost or net realizable value. Implementation did not result in a material difference in our reported inventory values. Cost of U.S. inventories and the majority of foreign operations are determined using the average cost method. Inventories consist primarily of supplies and raw materials. Supplies of $19.5 million and $17.7 million and raw materials of $3.8 million and $2.3 million were included in inventories in the Condensed Consolidated Balance Sheets as of April 30, 2018 and January 31, 2018, respectively.

Goodwill—In accordance with ASC Topic 350-20, “Intangibles – Goodwill and Other,” we are required to test for the impairment of goodwill on at least an annual basis. We conduct this evaluation annually as of December 31 or more frequently if events or changes in circumstances indicate that goodwill might be impaired. As a result of our annual impairment analysis, no impairment was required. As of April 30, 2018 and January 31, 2018, we had $8.9 million of goodwill which is all attributable to the Inliner reporting segment.

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

No impairments were indicated as of April 30, 2018.

Cash, Cash Equivalents and Restricted Deposits—On January 31, 2018, we early adopted ASU 2016-18, “Statement of Cash Flows: Restricted Cash,” issued by the FASB in November 2016, by applying a retrospective transition method to each period presented. This ASU provides guidance about the presentation of changes in restricted cash and restricted cash equivalents on the statement of cash flows. The adoption of this ASU involved removing restricted deposits from cash provided by operating investments to reconcile net income to cash, cash equivalents and restricted deposits for each year presented in the Consolidated Statement of Cash Flows.

On January 31, 2018 we formally adopted the ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments,” issued by the FASB in August 2016. This ASU provides guidance and clarification in regards to the classification of eight types of receipts and payments in the statement of cash flows, including debt repayment or extinguishment costs, settlement of zero-coupon bonds, proceeds from the settlement of insurance claims, distributions received from equity method investees and cash receipts from beneficial interest in securitization transactions. Our Latin American affiliates issue dividends which we account for using the cumulative earnings approach, so no accounting transition was necessary. See “Investment in Affiliated Companies” above.

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

Our statement of cash flows explains the change in the total of cash, cash equivalents and restricted deposits. The following table provides a reconciliation of cash, cash equivalents, and restricted deposits reported within the Condensed Consolidated Balance Sheet that sum to the total of the same such amounts in the Condensed Consolidated Statements of Cash Flows at April 30, 2018 and 2017.

	Three Months Ended April 30,
(in thousands)	2018	2017
Beginning of the period
Cash and cash equivalents	$32,041	$69,000
Restricted deposits	6,572	5,055
Total cash, cash equivalents and restricted deposits, beginning of period	38,613	74,055
End of the period
Cash and cash equivalents	17,805	54,598
Restricted deposits	6,190	4,998
Total cash, cash equivalents and restricted deposits, end of period	23,995	59,596
Net decrease in cash, cash equivalents and restricted deposits	$(14,618)	$(14,459)

Customer Receivables—Our customer receivables represents receivables from contracts with customers.

Cost and estimated earnings in excess of billings on uncompleted contracts—Includes unapproved change orders and claims included in revenue for an amount less than or equal to the amount of the costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable.

Allowance for Uncollectible Accounts Receivable—We make ongoing estimates relating to the collectability of our accounts receivable and maintain an allowance for estimated losses resulting from the inability of our customers to make required payments. In determining the amount of the allowance, we make judgments about the creditworthiness of customers based on ongoing credit evaluations, and also consider a review of accounts receivable aging, industry trends, customer financial strength, credit standing and payment history to assess the probability of collection. Bad debt expense, which is recorded as part of Selling, General and Administrative Expenses in the Condensed Consolidated Statement of Operations, amounted to $0.2 million and $0.4 million for the three months ended April 30, 2018 and 2017, respectively.

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

Billings in excess of cost and estimated earnings on uncompleted contracts—Represents the excess of contract costs and contract revenue recognized to date on when a performance obligation is accounted for using the costs incurred to date to total estimated costs at completion over contract billings to date. Costs and estimated earnings in excess of billings occur when costs related to unapproved change orders or claims are incurred, or a portion of the revenue recorded cannot be billed currently due to the billing terms in the contract.

Fair Value of Financial Instruments—The carrying amounts of financial instruments, including cash and cash equivalents, customer receivables and accounts payable, approximated fair value at April 30, 2018 and January 31, 2018, because of the relatively short maturity of those instruments. See Note 6 to the Condensed Consolidated Financial Statements for fair value disclosures.

Liquidity and Capital Resources—Under GAAP, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Initially, this evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans if it is probable (1) that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been committed and/or approved before the date that the financial statements are issued. As of the date of filing these financial statements, we have debt and letters of credit coming due within one year, and we do not have committed refinancing plans or the liquidity to meet all of these obligations as they become due. These conditions, therefore, raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.

Management’s current plans include several alternatives to manage our debt and letters of credit coming due over the next year.

On February 13, 2018, we entered into a definitive agreement whereby Granite Construction Incorporated will acquire all of the outstanding shares of Layne in a stock-for-stock transaction with each share of Layne common stock exchanged for 0.27 shares of Granite common stock. The transaction is subject to the approval by Layne’s shareholders and other customary closing conditions. A special meeting of Layne shareholders to approve the transaction is scheduled for June 13, 2018. Granite has stated its intention, if the transaction closes, to repay the 4.25% Convertible Notes on the maturity date of November 15, 2018, which would result in the maturity date of the 8.0% Convertible Notes being August 15, 2018. Based on the exchange ratio for the merger and the current trading price for Granite common stock, we believe most, if not all, of the holders of our 8.0% Convertible Notes would convert their notes into Granite common stock on or prior to August 15, 2018 and any remaining unconverted amounts could be paid with available cash or funding from Granite. Granite has advised us that it intends to terminate the asset-based credit facility if the transaction closes.

The 4.25% Convertible Notes are due November 15, 2018, and are currently classified as current. On March 19, 2018, we entered into an option to issue, at our election, $71.0 million of new 11.0% Senior Unsecured Notes (“11% Unsecured Notes”) to one of our existing bondholders. If the Granite merger is not consummated, we may elect to issue the 11.0% Unsecured Notes in order to effectively discharge the 4.25% Convertible Notes on or prior to July 16, 2018. Under this scenario, we would plan to refinance (1) the asset-based credit facility on or prior to April 14, 2019, (2) to the extent they are not converted into our common stock, the 8.0% Convertible Notes on May 1, 2019 and (3) the 11.0% Unsecured Notes on or prior to October 16, 2019. As it relates to our 8.0% Convertible Notes, if the market price of our common stock remains above the conversion price of $11.70 per share, we believe the holders would convert the 8.0% Convertible Notes into our common stock on or prior to August 15, 2018.

If the Granite merger is not consummated, nor the 8% Convertible Notes converted, we believe refinancing options are viable and likely. However, these conditions and events are not within the Company’s control, and management’s plans cannot be considered probable. As such, there remains substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are filed.

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

Supplemental Cash Flow Information—The amounts paid or refunded for income taxes, interest and non-cash investing and financing activities were as follows:

	Three Months Ended April 30,
(in thousands)	2018	2017
Income taxes paid	$398	$490
Income tax refunds	(187)	(46)
Interest paid	351	245
Noncash investing and financing activities:
Accrued capital additions	1,411	1,404

Income (Loss) Per Share—Income (loss) per share is computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. For periods in which we recognize losses, the calculation of diluted loss per share is the same as the calculation of basic loss per share. For periods in which we recognize net income, diluted earnings per common share is computed in the same way as basic earnings per common share except that the denominator is increased to include the number of additional common shares that would be outstanding if all potential common shares had been issued that were dilutive. Options to purchase common stock and nonvested shares are included based on the treasury stock method for dilutive earnings per share, except when their effect is antidilutive. The 4.25% Convertible Notes and the 8.0% Convertible Notes are included in the calculation of diluted earnings (loss) per share if their inclusion is dilutive under the if-converted method. Options to purchase 0.2 million and 0.7 million shares have been excluded from weighted average shares outstanding in the three months ended April 30, 2018 and 2017, respectively, as their effect was antidilutive. A total of 2.2 million nonvested shares have been excluded from weighted average shares outstanding in the three months ended April 30, 2017, as their effect was antidilutive.

New Accounting Pronouncements—

In February 2018, the FASB issued ASU 2018-02, “Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. The amendments in this ASU affect any entity that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP. The amendments in this ASU allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. Consequently, the amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years and should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. We anticipate adopting this ASU beginning on February 1, 2019 and do not believe the adoption will have a material impact on our financial statements

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. In January 2018, the FASB issued ASU No. 2018-01 Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. These ASUs are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are preparing to implement changes to our accounting policies and controls, business processes and information systems to support the new accounting and disclosure requirements, which is effective for us beginning on February 1, 2019. We are currently evaluating the significance of adoption of this ASU.

In January 2017, the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. Under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. As a public business, adoption of the amendments in this ASU are required, prospectively, for the annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted for testing dates after January 1, 2017. We anticipate adopting this ASU beginning on February 1, 2020 and do not believe the adoption will have a material impact on our financial statements.

2. Costs and Estimated Earnings on Uncompleted Contracts

Costs and estimated earnings on uncompleted contracts consisted of the following:

	April 30,	January 31,
(in thousands)	2018	2018
Cost incurred on uncompleted contracts	$511,629	$496,324
Estimated earnings	214,325	204,081
	725,954	700,405
Less: Billings to date	692,826	666,024
Total	$33,128	$34,381
Included in accompanying balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$41,088	$43,177
Billings in excess of costs and estimated earnings on uncompleted contracts	(7,960)	(8,796)
Total	$33,128	$34,381

We bill our customers based on specific contract terms. Substantially all billed amounts are collected within one year. As of April 30, 2018 and January 31, 2018, our costs and estimated earnings in excess of billings on uncompleted contracts included unbilled contract retainage amounts of $16.2 million and $16.0 million, respectively.

3. Property and Equipment:

Property and equipment consisted of the following:

	April 30,	January 31,
(in thousands)	2018	2018
Land	$11,071	$11,156
Buildings and improvements	32,659	31,530
Machinery, equipment and pipeline	355,227	356,132
Property and equipment, at cost	398,957	398,818
Less - Accumulated depreciation	(279,516)	(278,214)
Property and equipment, net	$119,441	$120,604

4. Indebtedness

Debt outstanding was as follows:

	April 30,	January 31,
(in thousands)	2018	2018
4.25% Convertible Notes	$68,000	$67,248
8.0% Convertible Notes	98,985	98,769
Capitalized lease obligations	36	45
Total debt	167,021	166,062
Less current maturities of long-term debt (1)	(68,036)	(67,293)
Total long-term debt	$98,985	$98,769

(1)     Based on the latest possible maturity date (May 1, 2019) for the 8.0% Convertible Notes. The maturity date for the 8.0% Convertible Notes will accelerate to August 15, 2018 under certain circumstances, including if the 4.25% Convertible Notes have not been effectively discharged by that date.

The following table presents the carrying value of the convertible notes:

	April 30,	January 31,
(in thousands)	2018	2018
4.25% Convertible Notes:
Carrying amount of the equity conversion component	$3,106	$3,106
Principal amount of the 4.25% Convertible Notes	$69,500	$69,500
Unamortized deferred financing fees	(326)	(476)
Unamortized debt discount (1)	(1,174)	(1,776)
Net carrying amount	$68,000	$67,248

8.0% Convertible Notes:
Principal amount of the 8.0% Convertible Notes	$99,898	$99,898
Unamortized deferred financing fees	(913)	(1,129)
Net carrying amount	$98,985	$98,769
(1)	As of April 30, 2018, the remaining period over which the unamortized debt discount will be amortized is 6 months using an effective interest rate.

11% Unsecured Notes

On March 19, 2018, we entered into a note purchase agreement with two investments funds advised by Corre Partners Management, LLC to sell $ 71.0 million of our 11.0% Unsecured Notes. Corre Partners Management and its affiliated funds, including the purchasers of the 11.0% Unsecured Notes, own a portion of our 4.25% Convertible Notes and 8.0% Convertible Notes. Under the note purchase agreement, the purchasers have committed to purchase $71.0 million of our 11.0% Unsecured Notes due October 16, 2019  at a purchase price equal to 100% of the principal amount of the 11.0% Unsecured Notes. The closing of the purchase and sale of the 11.0% Unsecured Notes will be the earlier to occur of (i) October 1, 2018 and (ii) the fifth business day after delivery of a funding notice by us to the purchasers. As a result, if the proceeds of the 11.0% Unsecured Notes were to be used to effectively discharge the 4.25% Convertible Notes prior to July 16, 2018, we would then need to refinance (1) the asset-based credit facility on or prior to April 14, 2019, (2) to the extent they are not converted into our common stock, the 8.0% Convertible Notes on May 1, 2019 and (3) the 11.0% Unsecured Notes on or prior to October 16, 2019. The commitment of the purchasers to purchase the 11.0% Unsecured Notes terminates upon the earliest to occur of: (i) a change of control (including the closing of the pending merger with Granite) and (ii) delivery to the purchasers of a notice of termination by us.

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

There are no covenants applicable to us under the Unsecured Notes purchase agreement so long as: (i) the 11.0% Unsecured Notes have not been issued, (ii) any of the 8.0% Convertible Notes are outstanding and (iii) none of the provisions of the indenture governing the 8.00% Convertible Notes have been amended or waived. After the 11.0% Unsecured Notes have been issued, we will be subject to certain covenants, including, delivery of financial statements and other reports, compliance with material contracts and applicable laws, and maintenance of corporate existence, insurance and properties. In addition, after the earliest date that (i) none of the 8.0% Convertible Notes are outstanding or (ii) all or any of the provisions of the indenture governing the 8.0% Convertible Notes are no longer in effect or have been amended or waived, we will be subject to negative covenants related to indebtedness, liens, sale and leaseback transactions, asset sales, dividends and restricted payments, transactions with affiliates, and maximum ratio of funded indebtedness to earnings before interest, taxes, depreciation and amortization ("EBITDA"). None of our 11.0% Unsecured Notes were outstanding as of April 30, 2018.

Asset-Based Credit Facility

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

Surety Bonds

We utilize surety bonds to secure performance of a portion of our projects. As of April 30, 2018 and January 31, 2018, the amount of surety bonds outstanding was $133.7 million and $148.3 million, respectively, based on the expected amount of revenues remaining to be recognized on the projects. Of the amount outstanding at April 30, 2018, $36.4 million related to surety bonds on contracts which were assumed by the purchasers of our Heavy Civil business. We expect to obtain releases on the remaining jobs when those jobs are completed.

5. Income Taxes

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

The Act provides for a new requirement, beginning in 2018, that certain income earned by controlled foreign corporations in excess of an allowable return on foreign subsidiary’s tangible assets is subject to U.S. income tax (the global intangible low-taxed income or “GILTI” provision). We have elected to account for GILTI tax in the period in which it is incurred. We do not expect the GILTI provisions to have a material impact to our financial statements. Also beginning in 2018, The Act provides for a new base erosion and anti-abuse tax provision (“BEAT”) which eliminates the deduction of certain base-erosion payments made to related foreign corporations and imposes a minimum tax if greater than regular tax. We do not expect the BEAT provision to have a material impact to our financial statements.

The SEC staff issued Staff Accounting Bulletin 118 (“SAB 118”) which provides additional clarification regarding situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of The Act for the reporting period in which The Act was enacted. We have recognized the provisional tax impacts, based on reasonable estimates, related to the Deemed Dividend and the revaluation of deferred tax assets and liabilities and have included these amounts in our consolidated financial statements for the year ended January 31, 2018. The ultimate impact may differ from these provisional amounts, possibly materially, due to among other things, additional analysis, changes in interpretations and assumptions we have made, additional regulatory guidance that may be issued, and actions we may take as a result of The Act. We intend to complete our accounting under The Act within the measurement period set forth in SAB 118. During the three months ended April 30, 2018, the Company did not make any adjustments to its provisional amounts included in its consolidated financial statements for the year ended January 31, 2018. The accounting is expected to be completed when the U.S. corporate income tax return is filed in 2018.

On April 2, 2018, the Internal Revenue Service issued Notice 2018-26 which provides guidance on how to determine, report and pay the repatriation tax on deemed repatriated earnings of foreign subsidiaries provided in The Act and included in the consolidated financial statements for the year ended January 31, 2018. Notice 2018-26 is not expected to have a significant impact on the Company’s consolidated financial statements.

Income tax expense for continuing operations of $1.0 million was recorded in the three months ended April 30, 2018, compared to $1.1 million for the same period last year. We recorded no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets generated during the three months ended April 30, 2018. Current period tax expense is primarily related to income in Mexico and withholding tax related to our dividends from our Latin American affiliates. The effective tax rate for continuing operations for the three months ended April 30, 2018 was 25.2% compared to (35.8%) for the same period last year. The difference between the effective tax rates and the statutory tax rates resulted primarily from valuation allowances recorded during the respective periods on current year losses.

After valuation allowances, we maintain no domestic net deferred tax assets and no net deferred tax assets from foreign jurisdictions. The establishment of a valuation allowance does not have any impact on cash, nor does such an allowance preclude us from using our loss carryforwards or utilizing other deferred tax assets in the future.

As of April 30, 2018 and January 31, 2018, the total amount of unrecognized tax benefits recorded was $8.9 million and $9.1 million, respectively, of which substantially all would affect the effective tax rate if recognized. It is reasonably possible that the amount of unrecognized tax benefits will decrease during the next twelve months by approximately $4.5 million due to settlements of audit issues. We classify uncertain tax positions as non-current income tax liabilities unless expected to be paid within one year. We report income tax-related interest and penalties as a component of income tax expense. As of April 30, 2018 and January 31, 2018, the total amount of liability for income tax-related interest and penalties was $8.9 million and $9.1 million, respectively.

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

Our assessment of the significance of a particular input to the fair value in its entirety requires judgment and considers factors specific to the asset or liability. Our financial instruments held at fair value are presented below as of April 30, 2018, and January 31, 2018:

		Fair Value Measurements
(in thousands)	Carrying Value	Level 1	Level 2	Level 3
April 30, 2018
Financial Assets:
Long-term restricted deposits held at fair value	$6,190	$6,190	$—	$—
Contingent consideration receivable (1)	4,244	—	—	4,244
January 31, 2018
Financial Assets:
Long-term restricted deposits held at fair value	$6,572	$6,572	$—	$—
Contingent consideration receivable (1)	4,244	—	—	4,244

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

Other Financial Instruments

We use the following methods and assumptions in estimating the fair value disclosures for our other financial instruments:

Cash equivalents – The carrying amounts reported in the accompanying Condensed Consolidated Balance Sheets approximates their fair values and are classified as Level 1 within the fair value hierarchy.

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

Convertible notes— The convertible notes are measured on a non-recurring basis using Level 1 inputs based upon observable quoted prices of the 4.25% Convertible Notes and the 8.0% Convertible Notes.

The following table summarizes the carrying values and estimated fair values of our debt:

	April 30, 2018		January 31, 2018
(in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
4.25% Convertible Notes	$68,000	$69,674	$67,248	$68,631
8.0% Convertible Notes	98,985	125,996	98,769	122,150

7. Equity-Based Compensation

Layne has an equity-based compensation plan that provides for the granting of options to purchase or the issuance of shares of common stock at a price fixed by the Board of Directors or a committee. As of April 30, 2018, there were 787,247 shares which remain available to be granted under the plan as stock options or restricted stock awards. We have the ability to issue shares under the plan either from new issuances or from treasury shares, although we have previously always issued new shares and expect to continue to issue new shares in the future.

We recognized compensation cost for equity-based compensation arrangements of $0.7 million and $1.0 million for the three months ended April 30, 2018 and 2017, respectively. Of these amounts, $0.7 million and $0.9 million, for the three months ended April 30, 2018 and 2017, respectively, related to non-vested stock. The total income tax benefit recognized for equity-based compensation arrangements was $0.3 million and $0.4 million for the three months ended April 30, 2018 and 2017, respectively; however, as of April 30, 2018, no tax benefit is expected to be realized for equity-based compensation arrangements due to a full valuation allowance of our domestic deferred tax assets.

As of April 30, 2018, there was approximately $3.2 million of total unrecognized compensation cost related to nonvested restricted stock awards and restricted stock units that is expected to be recognized over a weighted-average period of 1.7 years. As of April 30, 2018, total unrecognized compensation cost related to unvested stock options was approximately $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

A summary of nonvested share activity for the three months ended April 30, 2018, is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Intrinsic Value (in thousands)
Nonvested stock at February 1, 2018	1,957,803	$5.17
Vested	(926,314)	3.80	$13,070
Nonvested stock at April 30, 2018	1,031,489	$6.39	$14,554

A summary of stock option activity for the three months ended April 30, 2018, is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value (in thousands)
Outstanding at February 1, 2018	659,086	$13.23	6.1
Outstanding at April 30, 2018	659,086	13.23	5.8	$2,454

Exercisable at February 1, 2018	649,086	13.30	6.0
Exercisable at April 30, 2018	649,086	13.30	5.8	$2,399
Options expected to vest after April 30, 2018	10,000	8.6	7.2	55

The aggregate intrinsic value was calculated using the difference between the current market price and the exercise price for only those options that have an exercise price less than the current market price.

Nonvested stock awards having service requirements only are valued as of the grant date closing stock price and generally vest ratably over service periods of one to five years. Other nonvested stock awards vest based upon Layne meeting various performance goals. Certain nonvested stock awards provide for accelerated vesting if there is a change of control (as defined in the plans) or the disability or the death of the executive and for equitable adjustment in the event of changes in our equity structure.

8. Investment in Affiliates

We have investments in affiliates that are engaged in mineral drilling services, and the manufacture and supply of drilling equipment, parts and supplies. Investment in affiliates may include other drilling related joint ventures from time to time.

A summary of material, jointly-owned affiliates, as well as their primary operating subsidiaries, if applicable, and the percentages directly and indirectly owned by us are as follows as of April 30, 2018:

	Percentage Owned Directly	Percentage Owned Indirectly
Boyles Bros Servicios Tecnicos Geologicos S.A. (Panama)	50.00%
Boytec, S.A. (Panama)		50.00%
Boytec Sondajes de Mexico, S.A. de C.V. (Mexico)		50.00
Sondajes Colombia, S.A. (Columbia)		50.00
Mining Drilling Fluids (Panama)		25.00
Inmobiliaria Plantel Industrial Limitada (Chile)		50.00
Christensen Chile, S.A. (Chile)	50.00
Christensen Commercial, S.A. (Chile)	50.00
Geotec Boyles Bros., S.A. (Chile)	50.00
Centro Internacional de Formacion S.A. (Chile)		50.00
Diamantina Christensen Trading (Panama)	42.69
Christensen Commercial, S.A. (Peru)	35.42
Geotec, S.A. (Peru)	35.38
Boyles Bros. Diamantina, S.A. (Peru)	29.49
Mining Drilling Fluids S.A. (Chile)	25.00
Boytec Chile S.A. (Chile)	50.00

Financial information of the affiliates is reported with a one-month lag in the reporting period. The impacts of the lag on our investment and results of operations are not significant. Summarized financial information of the affiliates was as follows:

	Three Months
	Ended April 30,
(in thousands)	2018	2017
Income statement data:
Revenues	$46,133	$36,120
Gross profit	9,310	5,716
Operating income	5,078	1,840
Net income	3,268	1,754

9. Revenue

Our revenue is primarily derived from construction contracts that can span weeks, months or years. We account for revenue in accordance with ASC Topic 606, which we adopted on February 1, 2018, using the full retrospective method (see Note 1 to the Condensed Consolidated Financial Statements for further discussion of the adoption, including the impact on our prior period financial statements). ASC Topic 606 provides for a five-step model for recognizing revenue from contracts with customers as follows:

1.	Identify the contract

2.	Identify performance obligations

3.	Determine the transaction price

4.	Allocate the transaction price

5.	Recognize revenue

The unit of account in ASC Topic 606 is a performance obligation, which is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is the amount of consideration to which we expect to be entitled in exchange for transferring goods and services to the customer. The transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts contain a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price (based on estimated cost plus margin) of each distinct good or service in the contract.

Revenue on large, longer-term water drilling and infrastructure services contracts are recognized over time on the basis of costs incurred to date to total estimated costs at completion as we have an enforceable right to payment from the customer for the performance obligation completed. The amount of revenues recognized reflects the cost of revenues (e.g. labor, materials and overhead) that contributes to our progress in satisfying the performance obligation that has been transferred to date to the customer, inclusive of the estimated project profit margin. The input measure used is the ratio of costs incurred to date to total estimated costs at completion.

Revenue on contracts relating to unapproved change orders and claims are recognized by including in revenue an amount less than or equal to the amount of the costs incurred by us to date for contract price adjustments that we seek to collect from customers for delays, differing site conditions, errors in specifications or designs, change orders in dispute or unapproved as to scope or price, or other unanticipated additional costs, in each case when recovery of the costs is considered probable. The amount of unapproved change orders and claims revenues are included in our Condensed Consolidated Balance Sheets as part of costs and estimated earnings in excess of billings on uncompleted contracts (see Note 2 to the Condensed Consolidated Financial Statements). When determining the likelihood of eventual recovery, we consider such factors as our experience on similar projects and our experience with the customer. As new facts become known, an adjustment to the estimated recovery is made and reflected in the current period.

Revenues for drilling contracts within Mineral Services are primarily recognized over time on the basis of time and materials in terms of the value of total work performed to date determined by actual footage drilled, meterage drilled or services performed.

Revenues for direct sales of equipment and other ancillary products not provided in conjunction with the performance of drilling and infrastructure services contracts are recognized at a point in time at the date of delivery to, and acceptance by, the customer. Provisions for estimated warranty obligations are made in the period in which the sales occur.

Our revenues are presented net of taxes imposed on revenue-producing transactions with our customers, such as, but not limited to, sales, use, value-added and some excise taxes.

Of our total revenues, 87% are recognized over time (Water Resources 95%, Inliner 79%, and Mineral Services 86%), by costs incurred to date to total estimated costs at completion contracts and time and material contracts, and 13% are recognized at a point in time by direct sales contracts (Water Resources 5%, Inliner 21%, and Mineral Services 14%).

See Note 10 to the Condensed Consolidated Financial Statements for disaggregated revenues by product line and geographic location.

On April 30, 2018, we had $163.1 million of remaining performance obligations, including contracts fulfilled over less than one year. We expect to recognize approximately 88% of our total remaining performance obligations as revenue by January 31, 2019, an additional 10% by January 31, 2020 and the balance thereafter.

Contract Estimates. Contract price and cost estimates are reviewed periodically as work progresses and adjustments proportionate to the costs incurred to date to total estimated costs at completion are reflected in contract revenues in the reporting period when such estimates are revised. The nature of accounting for these contracts is such that refinements of the estimating process for changing conditions and new developments may occur and are characteristic of the process. Many factors can and do change during a contract performance obligation period which can result in a change to contract profitability including differing site conditions (to the extent that contract remedies are unavailable), the availability of skilled contract labor, the performance of major material suppliers, the performance of major subcontractors, unusual weather conditions and unexpected changes in material costs. These factors may result in revisions to costs and income and are recognized in the period in which the revisions become known. Revenue and profit in future periods of contract performance are recognized using the adjusted estimate. Provisions for estimated losses on uncompleted water drilling and infrastructure services contracts are made in the period in which such losses became known. When the estimate on a contract indicates a loss, the entire loss is recorded during the accounting period in which the facts that caused the revision become known.

Management evaluates the performance of contracts on an individual basis. In the ordinary course of business, but at least quarterly, we prepare updated estimates that may impact the cost and profit or loss for each contract. The cumulative effect of revisions in estimates of the total forecasted revenue and costs, including unapproved change orders and claims, during the course of the contract is reflected in the accounting period in which the facts that caused the revision become known. Large changes in cost estimates on larger, more complex drilling and infrastructure services projects can have a material impact on our financial statements and are reflected in results of operations when they become known.

Contract Assets. Our contract assets are presented as “cost and estimated earnings in excess of billings on uncompleted contracts” on our Condensed Consolidated Balance Sheet and include amounts due under contractual retainage provisions of $16.2 million and $16.0 million as of April 30, 2018 and January 31, 2018, respectively, and provisions for losses of ($0.8) million and ($0.9) million as of April 30, 2018 and January 31, 2018, respectively. Costs and estimated earnings in excess of billings on uncompleted contracts represent amounts earned and reimbursable under contracts, but have a conditional right for billing and payment such as achievement of milestones or completion of the project. The balances billed but not paid by customers pursuant to retainage provisions generally also become due upon completion and acceptance of the project work or products by the owners. Such unbilled amounts will become billable according to the contract terms and generally will be billed and collected over the next twelve months. Based on our historical experience, we generally consider the collection risk related to billable amounts to be low. When events or conditions indicate that it is probable that the amounts outstanding become unbillable, the transaction price and associated contract asset is reduced.

Contract Liabilities. Our contract liabilities are presented as “Billings in excess of costs and estimated earnings on uncompleted contracts” on our Condensed Consolidated Balance Sheet and includes provisions for losses of ($0.1) million and ($0.1) million as of April 30, 2018 and January 31, 2018, respectively. Billings in excess of costs and estimated earnings on uncompleted contracts are billings to customers on contracts in advance of work performed, including advance payments negotiated as a contract condition. Generally, unearned project-related costs will be earned over the next twelve months. Provisions for losses are recognized in the consolidated statements of operations at the uncompleted performance obligation level for the amount of total estimated losses in the period that evidence indicates that the estimated total cost of a performance obligation exceeds its estimated total revenue.

During the three months ended April 30, 2018, we recognized revenue on 99% of the contract liabilities balance at January 31, 2018.

10. Segments and Foreign Operations

We are a global solutions provider to the world of essential natural resources – water, minerals and energy. The Chief Operating Decision Maker (“CODM”) reviews operating results to determine the appropriate allocation of resources within the organization. The CODM defines the operational and organizational structure into discrete segments based on our primary product lines.

During the first quarter FY2018, we completed the sale of substantially all of the assets of our Heavy Civil business. The operating results related to the Heavy Civil business are presented as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. See Note 11 to the Condensed Consolidated Financial Statements for further discussion.

Our segments are defined as follows:

Water Resources

Water Resources provides its customers with an array of water management solutions, including discovery and defining of water sources through hydrologic studies, water supply development through water well drilling and intake construction. Through our Water Midstream business we provide water delivery through pipeline and pumping infrastructure with the ability to deliver non-potable water at multiple points along the pipeline route. Water Resources also brings technologies to the water and wastewater markets and offers water treatment equipment engineering services, providing systems for the treatment of regulated and nuisance contaminants, specifically, iron, manganese, hydrogen sulfide, arsenic, radium, nitrate, perchlorate and volatile organic compounds. Water Resources drills deep injection wells for industrial and municipal clients that need to dispose of wastewater associated with their processes. Water Resources also performs complete diagnostic and rehabilitation services for existing wells, pumps and related equipment, including conducting downhole closed circuit televideo inspections to investigate and resolve water well and pump performance problems. In addition, Water Resources constructs radial collector wells through its Ranney® Collector Wells technology, which is an alternative to conventional vertical wells and can be utilized to develop moderate to very high capacities of groundwater. Water Resources provides water systems and services in most regions of the U.S.

Inliner

Inliner provides a wide range of process, sanitary and storm water rehabilitation techniques and services to municipalities and industrial customers dealing with aging infrastructure needs. Inliner focuses on its proprietary Inliner® cured-in-place pipe (“CIPP”) which allows it to rehabilitate aging sanitary sewer, storm water and process water infrastructure to provide structural rebuilding as well as infiltration and inflow reduction. Inliner’s trenchless technology minimizes environmental impact and reduces or eliminates surface and social disruption. Inliner has the ability to supply both traditional felt-based CIPP lining tubes cured with water or steam as well as a fiberglass-based lining tubes cured with ultraviolet (“UV”) light. Inliner owns the North American rights to the Inliner CIPP technology, owns and operates the liner manufacturer and also provides installation of Inliner CIPP product. While Inliner focuses on our proprietary Inliner CIPP, it provides full system renewal, including Janssen structural renewal for service lateral connections and mainlines, slip lining, traditional excavation and replacement and form and manhole renewal with cementitious and epoxy products. Inliner provides services in most regions of the U.S.

Mineral Services

Mineral Services conducts primarily above ground drilling activities, including all phases of core drilling, reverse circulation, dual tube, hammer and rotary air-blast methods. Our service offerings include both exploratory and definitional drilling. Global mining companies engage companies such as Mineral Services to extract samples from sites that the mining companies analyze for mineral content before investing heavily in development to extract the minerals. Mineral Services helps its clients determine if any minable mineral deposit is on the site, the economic viability of the mining site and the geological properties of the ground, which helps in the determination of mine planning. Mineral Services also offers its customers water management and soil stabilization expertise. Mine water management consists of vertical, large diameter wells for sourcing and dewatering; and horizontal drains for slope de-pressurization. The primary markets are in the western U.S., Mexico and Brazil. Mineral Services also has ownership interests in foreign affiliates operating in Latin America that form our primary presence in Chile and Peru.

Financial information for our segments is presented below. Unallocated corporate expenses primarily consist of interest expense, tax expense and the expenses of general and administrative functions performed on a company-wide basis and benefiting all segments. These costs include expenses related to accounting, financial reporting, internal audit, treasury, legal, information technology, tax compliance, executive management and board of directors.

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

	Three Months
	Ended April 30,
(in thousands)	2018	2017
Water Resources	$39,777	$41,890
Inliner	48,888	47,067
Mineral Services	25,886	21,956
Total revenues	$114,551	$110,913

	Three Months
	Ended April 30,
(in thousands)	2018	2017
Total Adjusted EBITDA
Water Resources	$4,469	$249
Inliner	8,155	7,732
Mineral Services	4,811	5,026
Unallocated corporate expenses	(4,804)	(3,960)
Total Adjusted EBITDA	$12,631	$9,047

	Three Months
	Ended April 30,
(in thousands)	2018	2017
Net income (loss)	$2,705	$(23,461)
Items not included in Total Adjusted EBITDA
Net loss from discontinued operations	175	19,482
Income tax expense	970	1,050
Interest expense	4,408	4,200
Depreciation expenses and amortization	6,763	6,484
Gain on sale of fixed assets	(4,609)	(612)
Non-cash equity-based compensation	699	1,019
Equity in earnings of affiliates	(1,714)	(711)
Restructuring costs	2,806	428
Other (income) expense, net	(99)	163
Dividends received from affiliates	527	1,005
Total Adjusted EBITDA	$12,631	$9,047

The following table presents various financial information for each segment.

	Three Months
	Ended April 30,
(in thousands)	2018	2017
Revenues by product line
Water systems	$33,775	$32,179
Water treatment technologies	2,909	5,723
Sewer rehabilitation	48,888	47,067
Exploration drilling	24,557	21,098
Other	4,422	4,846
Total revenues by product line	$114,551	$110,913

	Three Months
	Ended April 30,
Revenue by geographic location
United States/Canada	$103,764	$100,554
South America	3,141	2,253
Mexico	7,646	8,106
Total revenues	$114,551	$110,913

	Three Months
	Ended April 30,
Depreciation and amortization
Water Resources	$2,987	$3,057
Inliner	1,719	1,517
Mineral Services	1,854	1,686
Corporate	203	224
Total depreciation and amortization	$6,763	$6,484

11. Discontinued Operations

On April 30, 2017, we completed the sale of substantially all of the assets of the Heavy Civil business to Reycon Partners LLC (the "Buyer"), which is owned by a group of private investors, including members of the former Heavy Civil senior management team. The purchase price was $10.1 million, plus or minus the amount by which the business’s working capital was less than an agreed upon target amount. After the working capital adjustment, the purchase price was $3.5 million.

The financial results of discontinued operations are as follows:

	Three Months
	Ended April 30,
(in thousands)	2018	2017
Revenue	$—	$30,359
Cost of revenues (exclusive of depreciation and amortization, shown below)	—	(25,674)
Selling, general and administrative expenses (exclusive of depreciation and amortization, shown below)	(175)	(7,129)
Depreciation and amortization	—	(287)
Gain on sale of fixed assets	—	4
Restructuring costs	—	(27)
Other expense items	—	(21)
Total operating loss on discontinued operations before income taxes	(175)	(2,775)
Income tax expense	—	—
Total operating loss on discontinued operations	(175)	(2,775)
Loss on sale of discontinued operations before income taxes	—	(16,707)
Income tax expense	—	—
Total loss on discontinued operations	$(175)	$(19,482)

Supplemental cash flow data relating to the Heavy Civil business is presented below:

Three Months Ended
(in thousands)	April 30, 2017
Cash flow data:
Depreciation and amortization	$287
Capital expenditures	226
Bad debt expense	1,595

12. Contingencies

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

Through one of our discontinued segments, Geoconstruction, we were a subcontractor on the foundation for the Salesforce Tower office building in San Francisco, California in 2013 and 2014. Certain anomalies were discovered in March 2014 in the foundation’s structural concrete, which were remediated by the general contractor during 2015. We have participated in discussions with the project owner and the general contractor regarding potential causes of the anomalies. We have assigned our claims under the project's builder's risk insurance policy to the general contractor. During the fiscal year ended January 31, 2016, the project owner and the general contractor submitted a claim to the project’s builder’s risk insurers to cover the cost of remedial work and related damages. The claim was denied by the builder’s risk insurers and the project owner and the general contractor subsequently filed a legal proceeding against the insurers seeking coverage under the builder’s risk insurance policy. Although we are not a party to this legal proceeding, we believe, based on court filings in the legal proceeding, that the project owner and the general contractor are asserting a claim for damages against the project’s builder’s risk insurers of approximately $100 million. Management does not believe that we are liable for any of the remediation costs or other claims related to this project. Accordingly, no provision has been made in these interim Condensed Consolidated Financial Statements.

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

Litigation Relating to the Merger

On April 3, 2018, two putative class actions captioned Malka Raul v. Layne Christensen Company, et al., and Colleen Witmer v. Layne Christensen Company, et al., were filed in the U.S. District Court for the Southern District of Texas against Layne, Layne’s directors, Granite and Lowercase Merger Sub Incorporated ("Merger Sub"). The complaints generally allege that Layne, the Layne directors and Granite disseminated a false or misleading registration statement regarding the proposed merger in violation of Section 14(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and SEC Rule 14a-9. Specifically, the complaints allege that the registration statement misstated or omitted material information regarding the parties’ financial projections, the valuation analysis performed by Greentech Capital Advisors, LLC ("Greentech") in support of its fairness opinion, and potential conflicts of interest of Greentech. The complaints further allege that the Layne directors and/or Granite are liable for these violations as “controlling persons” of Layne under Section 20(a) of the Exchange Act. The complaints seek injunctive relief, including to enjoin and/or rescind the merger, rescission or rescissory damages in the event the merger is consummated, and an award of attorneys’ fees, in addition to other relief.

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

13. Restructuring Costs

During the second quarter of FY2017, we initiated a plan to reduce costs and improve profitability in our Water Resources segment (“Water Resources Business Performance Initiative”). The Water Resources Business Performance Initiative involves cost rationalization, increased standardization of functions such as sales, pricing and estimation, disposal of underutilized assets, and process improvements to drive efficiencies. We recorded $1.1 million in restructuring costs related to the Water Resources Business Performance Initiative for the three months ended April 30, 2018, primarily for consulting fees. We estimate that the remaining amounts to be incurred for the Water Resources Business Performance Initiative are approximately $1.1 million.

During the three months ended April 30, 2018, we continued the implementation of our FY2016 Restructuring Plan, which involves the exit of our operations in Africa and Australia and other actions to support our strategic focus in simplifying the business and building upon our capabilities in water (“FY2016 Restructuring Plan”). In FY2019, we have incurred costs supporting this strategic focus, recognizing $0.4 million of restructuring expenses for the three months ended April 30, 2018. The FY2016 Restructuring Plan costs for the three months ended April 30, 2018 related primarily to our Mineral Services segment. We estimate that the remaining amounts to be incurred for the FY2016 Restructuring Plan are approximately $0.1 million.

During the three months ended April 30, 2018, we incurred cost associated with the pending merger with Granite of $1.3 million. We estimate that the remaining amounts to be incurred for merger related costs are approximately $0.1 million.

The following table summarizes the carrying amount of the accrual for the restructuring plans discussed above:

	Severance
	and other
	personnel-
	related
(in thousands)	costs	Other	Total

Balance at January 31, 2018	$641	$1,070	$1,711
Restructuring Costs
Water Resources Business Performance Initiative	75	1,018	1,093
FY2016 Restructuring Plan	—	420	420
Pending Merger Related Costs	—	1,293	1,293
Total restructuring costs	75	2,731	2,806
Cash expenditures	(327)	(2,440)	(2,767)
Balance at April 30, 2018	$389	$1,361	$1,750

14. Pending Merger

As discussed in Note 20 of our Annual Report on Form 10-K for the fiscal year ended January 31, 2018, on February 13, 2018, we entered into a definitive agreement whereby Granite will acquire all of the outstanding shares of Layne in a stock-for-stock transaction with each share of Layne common stock exchanged for 0.27 shares of Granite common stock. The transaction is subject to the approval by Layne’s shareholders and other customary closing conditions. A special meeting of Layne shareholders to approve the transaction is scheduled for June 13, 2018. There is no impact in these first quarter of FY2019 Condensed Consolidated Financial Statements and Notes from this pending transaction other than merger related costs of $1.3 million included in restructuring costs.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Language Regarding Forward-Looking Statements

This Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Such statements may include, but are not limited to, statements of plans and objectives, statements of future economic performance and statements of assumptions underlying such statements, and statements of management’s intentions, hopes, beliefs, expectations or predictions of the future. Forward-looking statements can often be identified by the use of forward-looking terminology, such as “should,” “intended,” “continue,” “believe,” “may,” “hope,” “anticipate,” “goal,” “forecast,” “plan,” “estimate” and similar words or phrases that convey the uncertainty of future events or outcomes. It is uncertain whether any of the events anticipated by the forward-looking statements will transpire or occur, or if any of them do, what impact they will have on the results of operations and financial condition of Layne and Granite as a combined company or the price of Layne’s or Granite’s common stock prior to the proposed merger, or Granite’s common stock following the proposed merger. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those indicated in such forward-looking statements, including but not limited to: failure to obtain stockholder approval in a timely manner or otherwise; failure to satisfy other closing conditions to the proposed merger; risks that Layne will not be integrated successfully or that Granite will not realize estimated cost savings, synergies and growth or that such benefits may take longer to realize than expected; failure to realize anticipated benefits from Layne’s operations; risks relating to unanticipated costs of integration; reductions in customer spending, or a slowdown in customer payments; unanticipated changes relating to competitive factors in the industry in which Layne and Granite participate; ability to hire and retain key personnel; ability to successfully integrate Layne’s businesses; the potential impact of announcement or consummation of the proposed merger on relationships with third parties, including customers, employees and competitors; ability to attract new customers and retain existing customers in the manner anticipated; reliance on and integration of information technology systems; changes in legislation or governmental regulations affecting the companies; international, national or local economic, social or political conditions that could adversely affect the companies or their customers; conditions in the credit markets; risks associated with assumptions the parties make in connection with the parties’ critical accounting estimates and legal proceedings; estimates and assumptions regarding our strategic direction and business strategy; the timely and effective execution of our turnaround strategy for Water Resources; the extent and timing of a recovery in the mining industry; prevailing prices for various commodities; the timing and extent of future oil and gas drilling and production in the Delaware Basin; longer term weather patterns; unanticipated slowdowns in our major markets, the availability of credit, the risks and uncertainties normally incident to our infrastructure services industries, the impact of competition, the effectiveness of operational changes expected to reduce operating expenses and increase efficiency, productivity and profitability, the availability of equity or debt capital needed for our business, including the refinancing of our existing indebtedness as it matures, worldwide economic and political conditions and foreign currency fluctuations that may affect our results of operations. Additional factors that may cause results to differ materially from those described in the forward-looking statements are set forth in our reports and other filings made with the Securities and Exchange Commission (the “SEC”), which are available at the SEC’s website at www.sec.gov. Many of the factors that will impact our risk factors are beyond our ability to control or predict. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, estimated or projected. These forward-looking statements are made as of the date of this filing. Neither Layne nor Granite undertakes any obligation to update any such forward-looking statements to reflect any new information, subsequent events or circumstances, or otherwise, except as may be required by law.

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

Consolidated Results of Operations – Three Months Ended April 30, 2018 and 2017

We account for revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”, which we adopted on February 1, 2018. As a result of adoption, our prior-period results of operations and backlog have been restated.

Revenues increased 3.3% to $114.6 million, for the three months ended April 30, 2018, from $110.9 million for the same period last year, primarily due to an increase in Mineral Services’ exploration drilling activity, notably in the western U.S. and Brazil and in Inliner partially offset by reduced Water Resources’ activity.

Cost of revenues (exclusive of depreciation and amortization) decreased $0.2 million, to $86.0 million (75.1% of revenues) for the three months ended April 30, 2018, from $86.3 million (77.8% of revenues) for the same period last year. Cost of revenues as a percentage of revenues for the three months ended April 30, 2018 decreased from the prior year primarily due to improved project execution in Water Resources.

Selling, general and administrative expenses decreased $0.5 million, or 2.9%, to $17.1 million for the three months ended April 30, 2018.

Depreciation and amortization increased $0.3 million, or 4.3%, to $6.8 million for the three months ended April 30, 2018 primarily due to higher capital expenditures over the past year.

Equity in earnings of affiliates increased to $1.7 million for the three months ended April 30, 2018, as compared to $0.7 million during the same period last year due to improved revenues and margins by our affiliates.

Restructuring costs of $2.8 million were recorded for the three months ended April 30, 2018, compared to $0.4 million for the same period last year, primarily related to cost associated with our Water Resources Business Performance Initiative initiated in the fiscal year ended January 31, 2017 and cost related to our pending merger with Granite.

Income tax expense from continuing operations of $1.0 million was recorded for the three months ended April 30, 2018, compared to $1.1 million for the same period last year. Current period tax expense is primarily related to income in Mexico and withholding tax related to our dividends from our affiliates. We currently record no tax benefit on domestic deferred tax assets and certain foreign deferred tax assets. The effective tax rate for the three months ended April 30, 2018 was 25.2%, compared to (35.8%) for the same period last year. The difference between the effective tax rate and the statutory tax rate resulted primarily from a valuation allowance recorded during the period.

Net loss from discontinued operations of $0.2 million was recorded for the three months ended April 30, 2018 compared to $19.5 million during the same period last year. Prior year loss relates to the loss on sale of our Heavy Civil business.

Segment Operating Results – Three Months Ended April 30, 2018 and 2017

Water Resources

	Three Months Ended April 30,
(in thousands)	2018	2017	$ Change	% Change
Revenues	$39,777	$41,890	$(2,113)	(5.0)%
Adjusted EBITDA	4,469	249	4,220	n/m
Adjusted EBITDA as a percentage of revenues	11.2%	0.6%	n/m	n/m

n/m – not meaningful

Revenues for Water Resources decreased during the three months ended April 30, 2018 compared to the prior year period primarily due to office closures during our last fiscal year related to the Water Resources Business Performance Initiative and lower activity levels in our collector well business. The decrease was partially offset by revenues from our Water Midstream business which began during the three months ended July 31, 2017.

The increase in Adjusted EBITDA for the three months ended April 30, 2018 reflects improved project execution, a reduction in general and administrative costs as a result of the Water Resources Business Performance Initiative and the contribution our Water Midstream business. Our Hermosa pipeline system within our Water Midstream business generated $1.3 million in EBITDA in first quarter FY2019, consistent with EBITDA performance in our fourth quarter of FY2018.

Inliner

	Three Months Ended April 30,
(in thousands)	2018	2017	$ Change	% Change
Revenues	$48,888	$47,067	$1,821	3.9%
Adjusted EBITDA	8,155	7,732	423	5.5
Adjusted EBITDA as a percentage of revenues	16.7%	16.4%	n/m	n/m

n/m – not meaningful

Revenues for Inliner increased during the three months ended April 30, 2018, primarily due to higher levels of subcontracted work and increased activity levels for UV liners. These increases were partially offset by lower activity levels in the eastern region due to weather delays.

The increase in Adjusted EBITDA for the Inliner segment compared to the prior year period reflects increased activity levels discussed above in the current quarter as compared to the prior year period.

Mineral Services

	Three Months Ended April 30,
(in thousands)	2018	2017	$ Change	% Change
Revenues	$25,886	$21,956	$3,930	17.9%
Adjusted EBITDA	4,811	5,026	(215)	(4.3)
Adjusted EBITDA as a percentage of revenues	18.6%	22.9%	n/m	n/m

n/m – not meaningful

Revenues for Mineral Services increased from the prior year period due to increased drilling activity, primarily in the western U.S. and Brazil.

Adjusted EBITDA for the three months ended April 30, 2018 decreased slightly compared to the prior year period primarily due to lower dividends received from our Latin American affiliates.

Unallocated Corporate Expenses

Unallocated corporate expenses reflected in our Adjusted EBITDA were $4.8 million for the three months ended April 30, 2018, compared to $4.0 million for the same period last year due primarily to favorable reserve adjustments during the prior year period. Unallocated corporate expenses for the current period declined by $0.4 million sequentially from the prior quarter due to continuing cost reduction efforts and reduced corporate office headcount.

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

Our backlog at April 30, 2018, was 163.1 million compared to $178.6 million at January 31, 2018. We expect to recognize approximately 88% of our remaining performance obligations as revenue by 2019, an additional 10% by 2020 and the balance thereafter.

			Revenues Recognized
	Backlog at	New Business	during the three months ended	Backlog at	Backlog at
(in millions)	January 31, 2018	Awarded(1)	April 30, 2018	April 30, 2018	April 30, 2017
Water Resources	$47.9	$33.3	$39.8	$41.4	$62.3
Inliner	130.7	39.9	48.9	121.7	109.9
Total	$178.6	$73.2	$88.7	$163.1	$172.2

(1)	New business awarded consists of the original contract price of projects added to backlog plus or minus subsequent changes to the estimated total contract price of existing contracts.

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

As of April 30, 2018, our total liquidity was $93.2 million, consisting of Excess Availability under our asset-based credit facility and total cash and cash equivalents. Our cash and cash equivalents as of April 30, 2018, were $17.8 million, compared to $32.0 million and $54.6 million as of January 31, 2018 and April 30, 2017, respectively. Of our cash and cash equivalents, amounts held by foreign subsidiaries as of April 30, 2018, January 31, 2018 and April 30, 2017 were $4.8 million, $5.8 million and $4.9 million, respectively. No amounts held by foreign subsidiaries at April 30, 2018 could be subject to repatriation restrictions. If cash held at our foreign subsidiaries is repatriated to the U.S., it may be subject to withholding taxes in the jurisdiction where the subsidiary is incorporated. The remittance will not be subject to additional U.S. taxation. As we continue to wind down our subsidiaries in Africa and Australia, we expect that any remaining residual cash will be treated as repayment of intercompany loans.

Our working capital as of April 30, 2018 was ($1.4) million and ($4.8) million as of January 31, 2018. Adjusted Working Capital (working capital excluding cash and cash equivalents of $17.8 million at April 30, 2018 and $32.0 million at January 31, 2018), was ($19.2) million as of April 30, 2018 compared to ($36.8) million as of January 31, 2018. Working capital is negative primarily due to inclusion of our current maturities of our long-term debt of $68.0 million and $67.3 million for the period ended April 30, 2018 and January 31, 2018 respectively. We use Adjusted Working Capital to assist in assessing performance and liquidity of the organization.

Cash Flows

For the fiscal year ended April 30, 2018, the cash used in operating activities primarily reflected our net income, adjusted for non-cash items and changes in components of our working capital. Fluctuations in working capital are normal in our business. Working capital is impacted by the size of our projects, timing of project start dates and completion dates and the achievement of billing milestones on backlog as we complete certain phases of the project.

Cash used in operating activities was ($14.6) million for the three months ended April 30, 2018, compared to ($9.8) million for the three months ended April 30, 2017. The primary impact is the change in working capital items with a use of cash of $13.5 million in the prior year compared to a use of cash of $20.3 million in the current year. This increase in cash used for working capital items is reflective of the overall increase in operating activity.

Cash provided by investing activities was $1.9 million for the three months ended April 30, 2018, compared to cash used of ($4.6) million for the three months ended April 30, 2017. The change was primarily due to higher proceeds from the sale of fixed assets and a decrease in capital expenditures compared to the prior year period, partially offset by proceeds from the sale of the Heavy Civil business during the three months ended April 30, 2017.

Financing Agreements

Below is a summary of certain provisions of our credit facility and debt instruments. For more information about our indebtedness, see Note 4 to the Condensed Consolidated Financial Statements and Note 8 to the Consolidated Financial Statements included in our Annual Report.

4.25% Convertible Senior Notes due 2018. We have outstanding $69.5 million in aggregate principal amount of our 4.25% Convertible Notes as of April 30, 2018. The 4.25% Convertible Notes bear interest payable semi-annually in arrears in cash on May 15 and November 15 of each year. The 4.25% Convertible Notes mature on November 15, 2018, unless earlier repurchased, redeemed or converted. Beginning May 15, 2018, the 4.25% Convertible Notes are convertible, at the option of the holders until the close of business on the scheduled trading day immediately preceding November 15, 2018.

The initial conversion rate was 43.6072 shares of our common stock per $1,000 principal amount of 4.25% Convertible Notes (which is equivalent to an initial conversion price of approximately $22.93 per share of our common stock). The conversion rate will be subject to adjustment upon the occurrence of certain events. In addition, we may be obligated to increase the conversion rate for any conversion that occurs in connection with a “fundamental change” (as defined in our 4.25% Convertible Notes Indenture) or our call of the 4.25% Convertible Notes for redemption. Beginning May 15, 2018, all conversions will be settled in cash.

On and after November 15, 2016, and prior to the maturity date, we may redeem all, but not less than all, of the 4.25% Convertible Notes for cash if the sale price of our common stock equals or exceeds 130% of the applicable calculated conversion price for a specified time period ending on the trading day immediately prior to the date we deliver notice of the redemption. The redemption price will equal 100% of the principal amount of the 4.25% Convertible Notes to be redeemed, plus any accrued and unpaid interest to, but excluding, the redemption date. In addition, upon the occurrence of a fundamental change (as defined in our 4.25% Convertible Notes Indenture), holders of the 4.25% Convertible Notes will have the right, at their option, to require us to repurchase their 4.25% Convertible Notes in cash at a price equal to 100% of the principal amount of the 4.25% Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

8.0% Senior Secured Second Lien Convertible Notes. We have outstanding $99.9 million in aggregate principal amount of our 8.0% Convertible Notes as of April 30, 2018. The 8.0% Convertible Notes, issued pursuant to the 8.0% Convertible Notes Indenture, bear interest at a rate of 8.0% per annum, payable semi-annually in arrears on May 1 and November 1 of each year. The 8.0% Convertible Notes will mature on May 1, 2019; provided, however, that, unless all of the 4.25% Convertible Notes (or any permitted refinancing indebtedness in respect thereof) have been redeemed, repurchased, otherwise retired, discharged in accordance with their terms or converted into our common stock, or have been effectively discharged, in each case on or prior to August 15, 2018 or the scheduled maturity date of the 4.25% Convertible Notes (or any permitted refinancing indebtedness incurred in respect thereof) is extended to a date that is after October 15, 2019, the 8.0% Convertible Notes will mature on August 15, 2018.

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

Asset-based revolving credit facility. As of April 30, 2018, availability under our asset-based credit facility was $100.0 million, with outstanding letters of credit amounting to $24.6 million, leaving Excess Availability of approximately $75.4 million.

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

If Excess Availability is less than the greater of 17.5% of Total Availability or $17.5 million for more than one business day, then a Covenant Compliance Period (as defined in the asset-based credit facility agreement) will exist until Excess Availability has been equal to or greater than the greater of 17.5% of the Total Availability or $17.5 million for a period of 30 consecutive days. We must maintain a minimum fixed charge coverage ratio of not less than 1.0 to 1.0 and a maximum first lien leverage ratio of not greater than 5.0 to 1.0 for the four fiscal quarters ended immediately preceding any Covenant Compliance Period and for any four fiscal quarter period ending during a Covenant Compliance Period. We would not have been in compliance with the fixed charge coverage ratio had we been in a Covenant Compliance period during any fiscal quarter ending from July 31, 2015 through April 30, 2018.

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

11% Unsecured Notes. On March 19, 2018, we entered into a note purchase agreement with two investments funds advised by Corre Partners Management, LLC to sell $ 71.0 million of our 11.0% Unsecured Notes. Corre Partners Management and its affiliated funds, including the purchasers of the 11.0% Unsecured Notes, own a portion of our 4.25% Convertible Notes and 8.0% Convertible Notes. Under the note purchase agreement, the purchasers have committed to purchase $71.0 million of our 11.0% Unsecured Notes due October 16, 2019. The closing of the purchase and sale of the 11.0% Unsecured Notes will be the earlier to occur of (i) October 1, 2018 and (ii) the fifth business day after delivery of a funding notice by us to the purchasers. As a result, if the proceeds of the 11.0% Unsecured Notes were to be used to effectively discharge the 4.25% Convertible Notes prior to July 16, 2018, we would need to refinance (1) the asset-based credit facility on or prior to April 14, 2019, (2) to the extent they are not converted into our common stock, the 8.0% Convertible Notes on May 1, 2019 and (3) the 11.0% Unsecured Notes on or prior to October 16, 2019. The commitment of the purchasers to purchase the 11.0% Unsecured Notes terminates upon the earliest to occur of: (i) a change of control (including the closing of the pending merger with Granite) and (ii) delivery to the purchasers of a notice of termination by us.

We may at our option prepay the 11.0% Unsecured Notes in whole or in part at any time. The 11.0% Unsecured Notes are subject to a mandatory prepayment upon the closing of a change of control. The 11.0% Unsecured Notes are subject to an Early Payment Event Fee if the 11.0% Unsecured Notes are repaid less than 90 days after the 11.0% Unsecured Notes are issued. The amount of the Early Payment Event Fee will be equal to the excess, if any, of (x) 90 days of accrued interest on the principal amount repaid, over (y) the amount of interest accrued and paid or payable with respect to the principal amount repaid from the date of issuance to and including the date of the repayment. No amount of our 11.0% Unsecured Notes were outstanding as of April 30, 2018.

Under GAAP, management must evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Initially, this evaluation does not consider the potential mitigating effect of management’s plans that have not been fully implemented. When substantial doubt exists, management evaluates the mitigating effect of its plans if it is probable (1) that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Generally, to be considered probable of being effectively implemented, the plans must have been committed and/or approved before the date that the financial statements are issued. As of the date of filing these financial statements, we have debt and letters of credit coming due within one year, and we do not have committed refinancing plans or the liquidity to meet all of these obligations as they become due. These conditions, therefore, raise substantial doubt about our ability to continue as a going concern within one year after the date that these financial statements are issued.

Management’s current plans include several alternatives to manage our debt and letters of credit coming due over the next year.

On February 13, 2018, we entered into a definitive agreement whereby Granite Construction Incorporated will acquire all of the outstanding shares of Layne in a stock-for-stock transaction with each share of Layne common stock exchanged for 0.27 shares of Granite common stock. The transaction is subject to the approval by Layne’s shareholders and other customary closing conditions. A special meeting of Layne shareholders to approve the transaction is scheduled for June 13, 2018. Granite has stated its intention, if the transaction closes, to repay the 4.25% Convertible Notes on the maturity date of November 15, 2018, which would result in the maturity date of the 8.0% Convertible Notes being August 15, 2018. Based on the exchange ratio for the merger and the current trading price for Granite common stock, we believe most, if not all, of the holders of our 8.0% Convertible Notes would convert their notes into Granite common stock on or prior to August 15, 2018 and any remaining unconverted amounts could be paid with available cash or funding from Granite. Granite has advised us that it intends to terminate the asset-based credit facility if the transaction closes.

The 4.25% Convertible Notes are due November 15, 2018, and are currently classified as current. On March 19, 2018, we entered into an option to issue, at our election, $71.0 million of new 11.0% Senior Unsecured Notes (“11% Unsecured Notes”) to one of our existing bondholders. If the Granite merger is not consummated, we may elect to issue the 11.0% Unsecured Notes in order to effectively discharge the 4.25% Convertible Notes on or prior to July 16, 2018. Under this scenario, we would plan to refinance (1) the asset-based credit facility on or prior to April 14, 2019, (2) to the extent they are not converted into our common stock, the 8.0% Convertible Notes on May 1, 2019 and (3) the 11.0% Unsecured Notes on or prior to October 16, 2019. As it relates to our 8.0% Convertible Notes, if the market price of our common stock remains above the conversion price of $11.70 per share, we believe the holders would convert the 8.0% Convertible Notes into our common stock on or prior to August 15, 2018.

If the Granite merger is not consummated, nor the 8% Convertible Notes converted, we believe refinancing options are viable and likely. However, these conditions and events are not within the Company’s control, and management’s plans cannot be considered probable. As such, there remains substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are filed.

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

Interest Rate Risk

We centrally manage our debt portfolio considering overall financing strategies and tax consequences. A description of our debt is included in Note 4 to the Condensed Consolidated Financial Statements in this Form 10-Q. As of April 30, 2018, an instantaneous change in interest rates of one percentage point would impact our annual interest expense by approximately $1.7 million.

Foreign Currency Risk

Operating in international markets involves exposure to possible volatile movements in foreign currency exchange rates. Currently, our primary international operations are in Mexico, Canada and Brazil. Our affiliates also operate in Latin America. The operations are described in Notes l and 5 of the Notes to Consolidated Financial Statements appearing in our Annual Report and Notes 8 and 10 of the Condensed Consolidated Financial Statements included in this Form 10-Q. The majority of our contracts in Mexico are U.S. dollar based, providing a natural reduction in exposure to currency fluctuations. As a result, we have historically not hedged our foreign currency exchange rate risk. As of April 30, 2018, we do not have any outstanding foreign currency option contracts.

As foreign currency exchange rates change, translation of the income statements of our international operations into U.S. dollars may affect year-to-year comparability of operating results. We estimate that a ten percent change in foreign exchange rates would have impacted income before income taxes by less than $0.1 million for the three months ended April 30, 2018. This quantitative measure has inherent limitations, as it does not take into account any governmental actions, changes in customer purchasing patterns or changes in our financing and operating strategies.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

Based on an evaluation of disclosure controls and procedures as of April 30, 2018, conducted under the supervision and with the participation of our management, including the Principal Executive Officer and the Principal Financial Officer, we concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management (including the Principal Executive Officer and the Principal Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2018, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. Legal Proceedings

See Part I, Item 1, Note 12 to our Condensed Consolidated Financial Statements entitled “Contingencies,” which is incorporated in this item by reference.

ITEM 1A. Risk Factors

Reference is made to Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 for information concerning risk factors.

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

2.1

Agreement and Plan of Merger, dated February 13, 2018, by and among Layne Christensen Company, Granite Construction Incorporated and Lowercase Merger Sub Incorporated (filed as Exhibit 2.1 to Layne's Form 8-K, filed on February 14, 2018, and incorporated herein by this reference).

4.1

Second Amendment to Amended and Restated Credit Agreement dated March 30, 2018, among Layne Christensen Company, as Borrower, certain subsidiaries of Layne Christensen Company, as Co-Borrowers, the guarantors party thereto, the lenders party thereto, and PNC Bank, National Association, as Administrative Agent (filed as Exhibit 4.11 to Layne's Form 10-K, filed on April 10, 2018, and incorporated herein by this reference).

4.2

Agreement dated as of March 19, 2018, among Layne Christensen Company and the purchasers listed therein relating to the issuance of Layne's 11.0% Senior Unsecured Notes due October 16, 2019  (filed as Exhibit 4.12 to Layne's Form 10-K, filed on April 10, 2018, and incorporated herein by this reference).

4.3

Notice of Substitution dated March 28, 2018 with respect to the purchasers of Layne's 11.0% Senior Unsecured Notes due October 16, 2019  (filed as Exhibit 4.13 to Layne's Form 10-K, filed on April 10, 2018, and incorporated herein by this reference).

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

Layne Christensen Company
(Registrant)

DATE: June 5, 2018	/s/ Michael J. Caliel
Michael J. Caliel,
President and Chief Executive Officer

DATE: June 5, 2018	/s/ J. Michael Anderson
J. Michael Anderson,
Senior Vice President and Chief Financial Officer

DATE: June 5, 2018	/s/ Lisa Curtis
Lisa Curtis,
Vice President and Chief Accounting Officer